Form 10-Q
period 2007-06-30
VMWARE, INC.
filed 2007-09-17
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-33622

VMWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3292913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3401 Hillview Avenue Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)

(650) 427-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of September 12, 2007 was 382,942,107.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$280,096	$176,134
Accounts receivable, less allowance for doubtful accounts of $ 1,985 and $ 2,139	199,772	193,710
Due from EMC, net	92,325	2,245
Deferred tax asset	30,604	27,656
Other current assets	41,742	22,686

Total current assets	644,539	422,431
Furniture, fixtures and equipment, net	82,237	48,675
Other assets, net	48,109	49,912
Deferred tax asset	31,990	20,935
Intangible assets, net	35,842	43,515
Goodwill	579,719	560,482

Total assets	$1,422,436	$1,145,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$56,832	$44,227
Accrued expenses	123,468	103,321
Income taxes payable to EMC, current portion	134,979	87,598
Deferred revenue, current portion	306,223	242,603

Total current liabilities	621,502	477,749
Note payable to EMC (see Note F)	800,000	800,000
Income taxes payable to EMC, net of current portion	6,094	4,522
Deferred revenue, net of current portion	109,366	63,912
Deferred tax liability	23,101	30,579
Commitments and contingencies (see Note H)
Stockholders’ deficit:
Preferred stock, par value $.01; authorized 100,000 shares; no shares outstanding	—	—
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 32,500 shares	325	325
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	17,881	—
Accumulated deficit	(158,833)	(234,137)

Total stockholders’ deficit	(137,627)	(230,812)

Total liabilities and stockholders’ deficit	$1,422,436	$1,145,950

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License	$204,048	$113,301	$373,605	$203,601
Services	92,777	43,139	181,915	81,916

	296,825	156,440	555,520	285,517
Costs of revenues:
Cost of license revenues	20,832	13,814	41,388	26,219
Cost of services revenues	27,985	12,802	51,453	22,401

	48,817	26,616	92,841	48,620

Gross profit	248,008	129,824	462,679	236,897

Operating expenses:
Research and development	71,581	32,619	126,539	54,954
Sales and marketing	98,989	54,081	185,696	96,647
General and administrative	30,703	13,651	57,327	25,498
In-process research and development	—	3,700	—	3,700

Operating income	46,735	25,773	93,117	56,098
Investment income	2,714	769	4,419	1,109
Interest expense with EMC, net	(7,791)	(720)	(6,519)	(814)
Other expense, net	(146)	(331)	(87)	(585)

Income before taxes	41,512	25,491	90,930	55,808
Income tax provision	7,288	10,322	15,626	20,303

Income before cumulative effect of a change in accounting principle	34,224	15,169	75,304	35,505
Cumulative effect of a change in accounting principle, net of tax of $108	—	—	—	175

Net income	$34,224	$15,169	$75,304	$35,680

Net income per weighted average share, basic for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note I):

Income per share before cumulative effect of a change in accounting principle	$0.10	$0.05	$0.23	$0.11
Cumulative effect of a change in accounting principle	—	—	—	—

Net income per share	$0.10	$0.05	$0.23	$0.11

Net income per weighted average share, diluted for Class A and Class B (amounts for Class A and Class B shares are the same under the two-class method. See Note I):

Income per share before cumulative effect of a change in accounting principle	$0.10	$0.05	$0.23	$0.11
Cumulative effect of a change in accounting principle	—	—	—	—

Net income per share	$0.10	$0.05	$0.23	$0.11

Weighted average shares, basic for Class A and Class B	332,500	332,500	332,500	332,500
Weighted average shares, diluted for Class A and Class B	332,501	332,500	332,501	332,500

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$34,224	$15,169	$75,304	$35,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,622	14,518	44,819	27,086
In-process research and development	—	3,700	—	3,700
Stock-based compensation	15,973	11,958	27,617	18,427
Other adjustments	(429)	(608)	134	(344)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(52,451)	(17,747)	(6,090)	(3,869)
Other assets	(8,054)	(453)	(8,660)	(1,472)
Due from EMC, net	(33,902)	(29,753)	(90,080)	(23,947)
Accounts payable	14,349	9,700	12,381	13,216
Accrued expenses	10,508	22,000	11,468	20,531
Income taxes payable to EMC	22,813	10,401	37,509	15,928
Deferred income taxes, net	(16,037)	270	(22,628)	3,991
Deferred revenue	75,015	20,555	108,755	50,409

Net cash provided by operating activities	85,631	59,710	190,529	159,336

Cash flows from investing activities:
Additions to furniture, fixtures and equipment	(32,335)	(11,362)	(48,919)	(21,802)
Capitalized software development costs	(3,872)	(10,067)	(10,544)	(22,409)
Business acquisitions, net of cash acquired	(21,414)	(46,568)	(21,410)	(46,541)
Increase in restricted cash	(6,382)	(12,756)	(5,694)	(12,584)

Net cash used in investing activities	(64,003)	(80,753)	(86,567)	(103,336)

Cash flows from financing activities:
Net cash provided by financing activities	—	—	—	—

Net increase (decrease) in cash and cash equivalents	21,628	(21,043)	103,962	56,000
Cash and cash equivalents at beginning of the period	258,468	115,696	176,134	38,653

Cash and cash equivalents at end of the period	$280,096	$94,653	$280,096	$94,653

Non-cash items:
Fair value of EMC stock options issued in acquisition	$—	$689	$—	$689

The accompanying notes are an integral part of the consolidated financial statements.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. Overview and Basis of Presentation

Company

VMware, Inc. (“VMware” or the “Company”) is the leading provider of virtualization solutions. VMware’s virtualization solutions represent a pioneering approach to computing that separates the operating system and application software from the underlying hardware to achieve significant improvements in efficiency, availability, flexibility and manageability. VMware’s broad and proven suite of virtualization solutions addresses a range of complex IT problems that include infrastructure optimization, business continuity, software lifecycle management and desktop management.

Initial Public Offering

In August 2007, VMware completed its initial public offering (“IPO”) in which the Company sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of its Class A common stock at a price to the public of $29.00 per share. The net proceeds of the IPO to the Company were approximately $1,033 million after deducting the underwriters’ discounts and estimated offering expenses. These accompanying notes to the consolidated financial statements include discussion of the IPO and significant events subsequent to June 30, 2007. Until the completion of its IPO, VMware was a wholly-owned subsidiary of EMC Corporation (“EMC”).

Unaudited Interim Financial Information

These accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results are not necessarily indicative of the results that may be expected for 2007. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 declared effective on August 13, 2007 relating to its initial public offering of shares of its common stock.

VMware historically has received certain administrative services from EMC, and VMware and EMC engage in certain intercompany transactions. The consolidated financial statements include expense allocations for certain corporate functions provided to VMware by EMC, including general corporate expenses. These allocations were based on estimates of the level of effort or resources incurred on behalf of VMware. Additionally, certain other costs incurred by EMC for the direct benefit of VMware, such as rent, salaries and benefits have been included in VMware’s financial statements. Management believes the assumptions underlying the financial statements and the above allocations are reasonable. However, the financial statements included herein may not necessarily reflect results of operations, financial position and cash flows as if VMware had operated as a stand-alone company during all periods presented. Accordingly, historical results of VMware should not be relied upon as an indicator of the future performance of VMware. VMware’s future results of operations, which will include costs and expenses for it to operate as an independent company, including payments to EMC for administrative services provided to VMware pursuant to a master transaction agreement and ancillary agreements entered into with EMC in connection with the IPO, may be materially different than VMware’s historical results of operations, financial position, and cash flows.

Prior period financial statements have been adjusted to conform to current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of VMware and its subsidiaries. All intercompany transactions and balances between VMware and its subsidiaries have been eliminated. All intercompany transactions with EMC are considered to be effectively settled for cash in the consolidated statements of cash flows at the time the transaction is recorded.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates are used for, but not limited to, receivable valuation, useful lives of fixed assets, valuation of acquired intangibles, income taxes, stock-based compensation and contingencies. Actual results could differ from those estimates.

New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. VMware is currently evaluating the potential impact of FAS No. 157 on VMware’s financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“FAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. VMware is currently evaluating the potential impact of FAS No. 159 on VMware’s financial position and results of operations.

B. Significant Accounting Policies

Revenue Recognition

VMware derives revenue from the licensing of software and related services. VMware recognizes revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. VMware recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is probable.

The following summarizes the major terms of VMware’s contractual relationships with customers and the manner in which VMware accounts for sales transactions.

License revenue

VMware recognizes revenue from the sale of software when risk of loss transfers, which is generally upon shipment or electronic transfer.

VMware licenses its software under perpetual licenses through its direct sales force and through its channel of distributors, resellers, x86 system vendors and systems integrators. VMware defers revenue relating to products that have shipped into its channel until its products are sold through the channel. VMware obtains sell-through information from distributors and resellers on a monthly basis. For VMware’s channel partners who do not report sell-through data, VMware determines sell-through based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For x86 system vendors, revenue is recognized in arrears upon the receipt of binding royalty reports.

For all sales, VMware uses either a purchase order or a license agreement and a purchase order as evidence of an arrangement. Sales through distributors and resellers are evidenced by a master license agreement, together with purchase orders, on a transaction-by-transaction basis.

The Company’s return policy does not allow end-users to return products for a refund. Certain distributors and resellers may rotate stock when new versions of a product are released. VMware estimates future product returns at the time of sale. VMware’s estimate is based on historical return rates, levels of inventory held by distributors and resellers and other relevant factors.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

VMware offers rebates to certain of its channel partners. When rebates are based on the set percentage of actual sales, VMware recognizes the cost of the rebates as a reduction of revenue when the underlying revenue is recognized. When rebates are earned only if a cumulative level of sales is achieved, VMware recognizes the cost of the rebates as a reduction of revenue proportionally for each sale that is required to achieve the target.

VMware also offers marketing development funds to its channel partners. VMware records the cost of the marketing development funds, based on the maximum potential liability, as a reduction of revenue.

Services revenue

Services revenue consists of software maintenance and professional services. VMware recognizes maintenance revenues ratably over the contract period. Professional services include design, implementation and training. Professional services are not considered essential to the functionality of VMware’s products as these services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements that have durations of 90 days or less are recognized in revenue upon completion of the engagement. Professional services engagements of more than 90 days for which VMware is able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based upon the hours incurred. Revenue on all other professional services engagements is recognized upon completion.

Multiple element arrangements

VMware’s software products are typically sold with maintenance and/or professional services. Vendor-specific objective evidence (“VSOE”) of fair value for professional services is based upon the standard rates VMware charges for such services when sold separately. VSOE for maintenance services is established by the rates charged in stand-alone sales of maintenance contracts or the stated renewal rate for maintenance included in the license agreement. The revenue allocated to the software license included in multiple element contracts represents the residual amount of the contract after the fair value of the other elements has been determined.

Customers under maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis. In the event upgrades have been announced but not delivered, product revenue is deferred after the announcement date until delivery occurs. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade. VSOE of fair value of upgrades is established based upon the price set by management. VMware has a history of selling upgrades on a stand-alone basis.

Deferred revenue includes unearned maintenance fees, professional services fees and license fees.

Research and Development and Capitalized Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Technological feasibility is defined as the earlier of the completion of a detail program design or a working model. Such costs include salaries and benefits, including stock-based compensation, consultants, facilities-related costs, equipment costs, and depreciation. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Capitalized costs are amortized over periods ranging from 18 to 24 months, which represent the products’ estimated useful lives.

Unamortized software development costs were $41.8 million and $46.5 million at June 30, 2007 and December 31, 2006, respectively, and are included in Other assets, net.

For the second quarter of 2007 and 2006, VMware capitalized $4.4 million (including $0.5 million of stock-based compensation) and $13.4 million (including $3.4 million of stock-based compensation), respectively, of costs incurred for the development of software products. For the six months ended June 30, 2007 and June 30, 2006, VMware capitalized $12.0 million (including $1.5 million of stock-based compensation) and $31.1 million (including $7.0 million of stock-based compensation), respectively, of costs incurred for the development of software products. Amortization expense from previously capitalized amounts was $8.7 million and $3.6 million for second quarter of 2007 and 2006, respectively. Amortization expense from previously capitalized amounts was $16.7 million and $6.4 million for the first half of 2007 and of 2006, respectively.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Long-lived Assets

Intangible assets, other than goodwill, are amortized over their estimated useful lives which range from three to nine years. During the three months ended June 30, 2007 and 2006, VMware amortized $6.3 million for both periods for purchased intangible assets. The amortization expense for the six months ended June 30, 2007 and 2006 was $12.6 for both periods.

VMware periodically reviews long-lived assets for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” VMware initiates reviews for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Goodwill is carried at its historical cost. VMware tests goodwill for impairment in accordance with SFAS No. 142 “Goodwill and other Intangible Assets,” in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Comprehensive Income

Comprehensive income is equal to net income.

C. Business Acquisitions

VMware acquired Akimbi Systems, Inc. (“Akimbi”) during the quarter ended June 30, 2006 for $47.3 million. Acquired intangibles totaled $9.3 million and have a weighted-average useful life of 5.0 years. The excess of the purchase price over the fair value of the net assets acquired was $34.3 million and is classified as “Goodwill” on the consolidated balance sheets. The results of operations of the acquired company have been included in the Company’s consolidated results from the closing date forward. The effect of the acquisition on revenues and operating income for the three and six months ended June 30, 2006 was not significant.

VMware acquired Propero Ltd (“Propero”) during the quarter ended June 30, 2007 for $21.4 million. Acquired intangibles totaled $4.9 million and have estimated useful lives of between five and seven years. The excess of the purchase price over the fair value of the net assets acquired was $18.6 million and is classified as “Goodwill” on the consolidated balance sheets. The results of operations of the acquired company have been included in the Company’s consolidated results from the closing date forward. The effect of the acquisition on revenues and operating income for the three and six months ended June 30, 2007 was not significant.

D. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consists of (table in thousands):

	June 30, 2007	December 31, 2006
Furniture and fixtures	$6,706	$1,338
Equipment	93,125	57,321
Leasehold improvements	19,427	11,456
Construction in progress	9,823	9,942

	129,081	80,057
Accumulated depreciation	(46,844)	(31,382)

	$82,237	$48,675

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Depreciation expense was $8.6 million and $15.5 million for the three and six months ended June 30, 2007, respectively, and $4.6 and $8.1 million for the three and six months ended June 30, 2006, respectively.

In August 2007, VMware used a portion of the IPO proceeds to purchase its new headquarters facilities from EMC for $132.6 million.

E. Accrued Expenses

Accrued expenses consist of (table in thousands):

	June 30, 2007	December 31, 2006
Salaries and benefits	$51,908	$45,576
Accrued rebates	29,541	28,655
Other	42,019	29,090

	$123,468	$103,321

F. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note. This dividend has been given retroactive effect as of December 31, 2006 in the accompanying consolidated balance sheets. The dividend was first applied against retained earnings until that was reduced to zero, then applied against additional paid-in-capital until that was reduced to zero, with the remainder then allocated as a further reduction of retained earnings. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears commencing June 30, 2007. For the quarter ended June 30, 2007, VMware recorded $9.9 million of interest expense on the note. The note may be repaid, without penalty, at any time commencing July 2007. Subsequent to receiving the proceeds from the IPO in August 2007, VMware repaid $350.0 million of principal on the note.

G. Income Taxes

Although VMware files a federal consolidated tax return with EMC, the Company has calculated its income tax provision on a separate-return basis. VMware’s effective income tax rate was 17.6% and 17.2% for the three and six months ended June 30, 2007, respectively. The effective income tax rate was 40.5% for the three months ended June 30, 2006 and 36.4% for the six months ended June 30, 2006. The reductions in the effective rates for the second quarter and first half of 2007 compared to the second quarter and first half of 2006 were primarily attributable to the benefit of the Company’s tax structure, whereby income in 2007 earned abroad principally qualifies for deferral from United States taxation, whereas in 2006 the income was principally taxed in the United States.

VMware adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), at the beginning of fiscal year 2007. VMware had no changes to the amount of income tax payable as a result of implementing FIN No. 48. Prior to the adoption of FIN No. 48, VMware’s policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. On January 1, 2007, VMware reclassified $4.5 million of income tax liabilities, inclusive of $4.4 million in uncertain tax benefits and $0.1 million of accrued interest, from current to non-current liabilities because a cash settlement of these liabilities is not anticipated within one year of the balance sheet date.

As of January 1, 2007, VMware had $4.4 million of remaining unrecognized tax benefits; if recognized all of this would be a reduction of income tax expense impacting the effective income tax rate. As of June 30, 2007, VMware had $5.9 million of unrecognized tax benefits, which, if recognized, would be a reduction of income tax expense impacting the effective income tax rate.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

VMware is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. VMware’s domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which it files.

VMware has substantially concluded all U.S. federal income tax matters for years through 2004. The U.S. federal income tax audit for 2005 and 2006 is scheduled to commence in the second half of 2007, and VMware has income tax audits in progress in numerous state, local and international jurisdictions in which it operates. In the Company’s international jurisdictions that comprise a significant portion of its operations, the years that may be examined vary, with the earliest year being 2003. Based on the outcome of examinations of VMware, the result of the expiration of statutes of limitations for specific jurisdictions or the result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. It is possible that one or more of these audits may be finalized within the next 12 months. However, based on the status of examinations, and the protocol of finalizing audits, it is not possible to estimate the impact of such changes, if any, to the previously recorded uncertain tax positions.

VMware recognizes interest expense and penalties related to income tax matters in income tax expense. In addition to the unrecognized tax benefits noted above, VMware had accrued $0.1 million of interest as of January 1, 2007 and $0.2 million of interest as of June 30, 2007.

H. Commitments and Contingencies

Litigation

VMware is a party to various legal proceedings which VMware considers routine and incidental to VMware’s business. Management does not expect the results of any of these proceedings to have a material adverse effect on VMware’s business, results of operations or financial condition.

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments are as follows (table in thousands):

2007	$8,115
2008	17,196
2009	16,614
2010	15,528
2011	14,557
Thereafter	275,600

Total minimum lease payments	$347,610

The amount of the future lease commitments after 2011 is primarily for the ground lease on the Company’s headquarters facilities.

I. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock units and awards, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be antidilutive. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$34,224	$15,169	$75,304	$35,680
Shares used in computing basic net income per share	332,500	332,500	332,500	332,500
Effect of dilutive securities	1	—	1	—

Shares used in computing diluted net income per share	332,501	332,500	332,501	332,500

Basic net income per share	$0.10	$0.05	$0.23	$0.11
Diluted net income per share	$0.10	$0.05	$0.23	$0.11

For the three and six months ended June 30, 2007, stock options to acquire 35.7 million of our Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three and six months ended June 30, 2006, there is no difference between basic and diluted earnings per share because there were no outstanding options to purchase shares of VMware common stock or other potentially dilutive securities outstanding.

J. Stockholders’ Equity

Initial Public Offering

In August 2007, VMware completed its IPO in which the Company sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of its Class A common stock at a price to the public of $29.00 per share. The net proceeds of the IPO to the Company were approximately $1,033 million after deducting the underwriters’ discounts and estimated offering expenses. In August 2007, VMware used a portion of the proceeds to repay $350.0 million of principal on the intercompany note payable owed to EMC; VMware also purchased its new headquarters facilities from EMC for $132.6 million which is equal to the cost expended by EMC in the construction of those facilities.

Intel Agreement

In July 2007, VMware entered into a stock purchase agreement with Intel Corporation (“Intel”), pursuant to which Intel, through its affiliate, Intel Capital Corporation (“Intel Capital”), agreed to purchase 9.5 million shares of VMware’s Class A common stock at $23.00 per share for an aggregate offering price of $218.5 million. VMware has also entered into an investor rights agreement with Intel pursuant to which Intel will have certain registration and other rights as a holder of VMware’s Class A common stock. Intel Capital’s purchase of the 9.5 million shares of Class A common stock closed in August 2007.

Cisco Agreement

In July 2007, VMware was a party to a stock purchase agreement with Cisco Systems, Inc. (“Cisco”) and EMC, pursuant to which Cisco agreed to purchase 6.0 million shares of VMware Class A common stock from EMC at $25.00 per share for an aggregate offering price of $150.0 million. VMware received no proceeds from this transaction. VMware has also entered into an investor rights agreement with Cisco pursuant to which Cisco will have certain registration rights as a holder of VMware’s Class A common stock. Cisco’s purchase of the 6.0 million shares of Class A common stock closed in August 2007.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

VMware Equity Plans

In June 2007, VMware adopted the 2007 Equity and Incentive Plan (the “2007 Plan”). Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock. The maximum number of shares of the VMware Class A common stock reserved for the grant or settlement of awards under the 2007 Plan is 80 million. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of our common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years. All options expire six years from the date of grant.

Employee Stock Purchase Plan

VMware Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan that is intended to be qualified under Section 423 of the Code. A total of 6.4 million shares of VMware Class A shares were reserved for issuance under the plan. Under the plan, VMware employees will be able to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were first granted under the VMware employee stock purchase plan on August 13, 2007, the date on which VMware’s Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission, and will be exercisable on December 31, 2007. Thereafter, options to purchase shares will be granted twice yearly, on or about January 1 and July 1, and will be exercisable on or about the succeeding June 30 or December 31.

EMC Stock Purchase Plan

In the six-month period ending June 30, 2007, 0.6 million shares were purchased under EMC’s 1989 Employee Stock Purchase Plan (the “1989 Plan”) by VMware employees at a purchase price per share of $11.22. Total cash proceeds to EMC from the purchase of shares under the 1989 Plan by VMware employees for the six months ended June 30, 2007 were $6.8 million. Employees eligible for the VMware 2007 Employee Stock Purchase Plan were no longer able to participate in the EMC 1989 Employee Stock Purchase Plan after the June 30, 2007 purchase.

Exchange Offer

In connection with the IPO, VMware and EMC conducted an exchange offer (the “Exchange Offer”) enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware common stock and to exchange restricted stock awards of EMC’s common stock for restricted stock awards of VMware’s common stock based on a formulaic exchange ratio which was determined by dividing the two-day volume weighted average price of EMC’s common stock for the last two full days of the exchange offer by the IPO price of VMware’s Class A common stock. The exchange offer expired on August 13, 2007, the date of the pricing of the IPO. The exchange offer was structured to generally retain the intrinsic value of the tendered EMC securities. The number of VMware options received in exchange for EMC options was determined by multiplying the number of tendered EMC options by the exchange ratio. The exercise price of the VMware options received in exchange was the exercise price of the tendered EMC options divided by the exchange ratio. The number of shares of VMware restricted stock received in exchange for EMC restricted stock was determined by multiplying the number of tendered EMC restricted shares by the exchange ratio. The exchange offer will likely result in a reduction in diluted earnings per share due to the future inclusion of the VMware common shares issued in the exchange. VMware employees that did not elect to exchange their EMC options and EMC restricted stock for options to purchase VMware Class A common stock and restricted stock awards of VMware Class A common stock, respectively, will continue to have their existing grants governed under EMC’s stock plans.

Of the 14.3 million EMC stock options outstanding that were held by VMware employees as of June 30, 2007, approximately 11.0 million (approximately 89% of the eligible awards) were tendered for exchange in August 2007 and 3.3 million remained outstanding. Of the 6.1 million EMC restricted stock awards outstanding that were held by VMware employees as of June 30, 2007, approximately 4.7 million (approximately 81% of the eligible awards) were tendered for exchange in August 2007 and 1.4 million remained outstanding. At the initial public offering price of $29.00 per share and EMC’s two-day volume-weighted average trading price prior to the consummation of the initial public offering of Class A common stock for the two days ended August 10, 2007 of $17.74 per share, the exchange ratio was 0.6116. There were approximately 6.7 million options to purchase VMware Class A common stock issued in the exchange with a weighted average exercise price of $19.94 and approximately 2.9 million shares of VMware restricted stock. The unamortized fair value of the exchanged awards is $96.0 million, which will be recognized over their vesting periods, resulting in stock-based compensation expense of $11.4 million and $11.3 million for the third and fourth quarters of 2007, respectively, and $43.8 million, $19.0 million, $8.6 million, $1.8 million, and $0.1 million for the years ended 2008, 2009, 2010, 2011 and 2012, respectively. The total incremental stock-based compensation expense resulting from the exchange of equity instruments was not material. The annual expense is subject to the amount of stock-based compensation that may be capitalized.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

EMC Stock Options

The following tables summarize option activity for VMware employees in EMC stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	13,825	$11.23
Options relating to employees transferred from EMC	560	21.14
Granted	879	13.91
Forfeited	(313)	12.59
Expired	(20)	12.57
Exercised	(635)	6.46

Outstanding, June 30, 2007	14,296	$11.96

The total pre-tax intrinsic values of EMC options exercised for the six months ended June 30, 2007 was $5.5 million. Cash proceeds from the exercise of stock options paid to EMC were $4.1 million for the six months ended June 30, 2007.

Of the 14.3 million EMC stock options outstanding that were held by VMware employees as of June 30, 2007, approximately 11.0 million were tendered for exchange in August 2007 pursuant to the Exchange Offer and 3.3 million EMC stock options remained outstanding.

EMC Restricted Stock

The following tables summarize restricted stock activity for grants to VMware employees of EMC restricted stock in the six-month period ending June 30, 2007 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2007	8,813	$13.34
Granted	48	13.93
Vested	(2,589)	13.57
Forfeited	(194)	13.74

Restricted stock at June 30, 2007	6,078	$13.22

The total fair values of EMC restricted stock that vested in the six months ended June 30, 2007 was $38.2 million.

The EMC restricted stock awards have various vesting terms, including pro rata vesting over three years and cliff vesting at the end of five years from the date of grant with acceleration in each of the first three or four years for achieving specified performance criteria.

As of June 30, 2007, 6.1 million shares of EMC restricted stock were outstanding and unvested, with an aggregate intrinsic value of $110.0 million and a weighted average remaining contractual life of approximately 3.3 years. These shares are scheduled to vest through 2011.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Of the 6.1 million EMC restricted stock awards outstanding that were held by VMware employees as of June 30, 2007, approximately 4.7 million were tendered for exchange in August 2007 pursuant to the Exchange Offer and 1.4 million EMC restricted stock awards remained outstanding.

VMware Stock Option and Restricted Stock Grants and Exercises

In June 2007, VMware’s Compensation and Corporate Governance Committee made broad-based stock option grants under VMware’s 2007 Equity and Incentive Plan to purchase 35.7 million shares of Class A common stock with an exercise price of $23.00 per share. VMware’s Compensation and Corporate Governance Committee also issued 0.5 million restricted stock units under the 2007 Equity and Incentive Plan, 0.4 million of which have terms that provide for 3-year cliff vesting, with performance acceleration in each of the first two years following achievement of certain performance goals. The remaining restricted stock units will vest ratably over four years from the date of the grant. Included in the results of operations for the three and six months ended June 30, 2007 is stock-based compensation charges for the awards issued under the 2007 Equity and Incentive Plan.

Included in the June 2007 grants were grants made to non-employee directors to purchase 0.1 million shares of Class A common stock with an exercise price of $23.00 per share. The options granted to non-employee directors are exercisable immediately, terminate if not exercised within one year and vest one-third on the first three anniversaries of the grant. In July 2007, VMware non-employee directors exercised the 0.1 million options to purchase restricted shares of Class A common stock. Proceeds to VMware from the exercises of these options were $2.8 million.

In July 2007, VMware’s Compensation and Corporate Governance Committee granted options under the 2007 Equity and Incentive Plan to purchase 0.4 million shares of Class A common stock with a weighted average exercise price of $24.75. In addition, VMware’s Compensation and Corporate Governance Committee granted 0.1 million restricted stock units with a grant date fair value of $25.00, which will vest based upon VMware’s achievement of certain performance goals.

In August 2007, VMware’s Compensation and Corporate Governance Committee granted options under the 2007 Equity and Incentive Plan to purchase 1.0 million shares of Class A common stock with an exercise price of $29.00 per share.

Stock-Based Compensation Expense

In connection with the adoption of FAS No. 123R on January 1, 2006, VMware recorded to its income statement, a cumulative effect adjustment, net of taxes, of $0.2 million to record an amount for the reversal of the previously recognized compensation expense related to outstanding restricted stock awards that are not expected to vest, based on an estimate of forfeitures as of the date of adoption of FAS No. 123R. Additionally, VMware recorded to stockholders’ equity, a cumulative effect adjustment, net of taxes, of $1.1 million to capitalize amounts associated with software development costs that were previously capitalized in VMware’s pro forma compensation disclosures prior to adoption.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Fair Value of EMC Options

The fair value of each EMC option granted during the three and six months ended June 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EMC Stock Options	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	30.1%	35.0%	30.1%	35.0%
Risk-free interest rate	4.7%	5.0%	4.7%	4.9%
Expected life (in years)	4.2	4.0	4.2	4.0
Weighted-average fair value at grant date	$4.45	$4.66	$4.45	$4.67

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
EMC Employee Stock Purchase Plan	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	25.2%	26.8%	25.2%	26.8%
Risk-free interest rate	5.0%	4.4%	5.0%	4.4%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value at grant date	$3.03	$3.17	$3.03	$3.17

Expected volatilities are based on historical and implied volatilities from traded options in EMC’s stock. VMware uses EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the three months ended June 30, 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

VMware Stock Options	For the Three Months Ended June 30, 2007
Dividend yield	None
Expected volatility	39.2%
Risk-free interest rate	5.0%
Expected life (in years)	3.4
Weighted-average fair value at grant date	$7.97

The fair value of the 35.7 million stock options and the 0.5 million restricted stock units awarded through June 30, 2007 is approximately $260.5 million which will be recognized over the awards’ vesting periods. Since there was no public market for VMware’s common stock at the time of these grants, VMware determined the volatility for the VMware stock options based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. The expected term was calculated based on the historical experience that VMware employees have had with EMC stock options grants as well as the expected term of similar grants of comparable companies. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

The fair value of the 37.1 million stock options and the 0.5 million restricted stock units awarded through August 13, 2007 is approximately $272.0 million which will be recognized over the awards’ vesting periods resulting in stock-based

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

compensation expense of approximately $18.2 million and $18.7 million for the third and fourth quarter of 2007, respectively, and $72.0 million, $68.4 million, $63.4 million and $27.2 million for the years ended 2008, 2009, 2010, and 2011, respectively. $4.1 of the total fair value of these awards was recognized as expense in the three months ended June 30, 2007. The expense will be reduced by any amount of stock-based compensation that may be capitalized.

K. Related Party Transactions

VMware recognized professional service revenue for the three and six months ended June 30, 2007 of $1.9 million and $6.0 million, respectively, for services provided to EMC pursuant to contractual agreements with EMC.

For the three and six months ended June 30, 2007, VMware purchased $3.1 million and $3.6 million, respectively, and for the three and six months ended June 30, 2006, $0.7 million and $1.4 million, respectively, of storage systems from EMC. The purchase amounts represent EMC’s cost.

The financial statements include expense allocations for certain corporate functions provided by EMC, including accounting, treasury, tax, legal and human resources. These allocations were based on estimates of the level of effort or resources incurred on VMware’s behalf. The total costs allocated from EMC were $2.4 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively, and were $4.7 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively. Additionally, certain other costs incurred by EMC for VMware’s direct benefit, such as rent, salaries and benefits have been included as expenses in VMware’s financial statements. The total of these other costs were $24.5 million and $14.8 million for the three months ended June 30, 2007 and 2006, respectively, and $50.4 million and $24.5 million for the six months ended June 30, 2007 and 2006, respectively. For the three and six months ended June 30, 2007, VMware incurred interest expense with EMC, net, of $7.8 million and $6.5 million, respectively, and interest expense with EMC, net, of $0.7 million and $0.8 million for the three and six months ended June 30, 2006. Interest expense with EMC, net, consists both of both interest expense (income) incurred (earned) on VMware’s intercompany balance with EMC and from interest expense on the $800.0 million note payable to EMC (See Note F). In the three and six months ended June 30, 2007, $9.9 million of interest expense was recorded related to the $800.0 million note payable. VMware’s interest income and VMware’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

L. Segment Information

VMware operates in one reportable segment in accordance with the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The chief operating decision maker is the President and Chief Executive Officer. VMware operates in one segment, therefore all financial segment information required by SFAS No. 131 can be found in the consolidated financial statements.

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
United States	$168,048	$85,414	$304,491	$152,097
International	128,777	71,026	251,029	133,420

Total	$296,825	$156,440	$555,520	$285,517

Long-lived assets, excluding financial instruments and deferred tax assets in the United States were $693.3 million at June 30, 2007 and $694.0 million at December 31, 2006. No country other than the United States accounted for 10% or more of these assets at June 30, 2007 or December 31, 2006. Long-lived assets, excluding financial instruments and deferred tax assets, internationally were $48.3 million at June 30, 2007 and $5.5 million at December 31, 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

This section and other parts of this Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors). The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

All dollar amounts expressed as numbers (except per share amounts) in this MD&A are in millions.

Certain tables may not add due to rounding.

Overview

Our primary source of revenue is the licensing of virtualization software and related support and services through a variety of distribution channels for use by businesses and organizations of all sizes and across numerous industries in their information technology infrastructure. Our virtualization solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructure. We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. For the second quarter and first half of each of 2007 and 2006, we derived over 75% of our revenues from our channel partners which include distributors, resellers, x86 systems vendors and system integrators. We have also developed a network of over 5,000 indirect channel partners who fulfill orders through our direct channel partners. A majority of our revenue results from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenue is recognized when the elements of revenue recognition are complete. Maintenance revenue is recognized ratably over the term of the maintenance period, and includes renewals of maintenance sold after the initial maintenance period expires. We also recognize revenue from professional services provided to our customers.

We have achieved significant revenue growth to date and are focused on extending our growth by broadening our product portfolio, enabling choice for customers and driving standards, expanding our network of technology and distribution partners, increasing market awareness and promoting the adoption of virtualization. In addition to selling to new customers, we are also focused on expanding the use of our products within our existing customer base, as much of our license revenue is based on a per desktop or per server arrangement. We believe it is important that as we grow our sales, we continue to invest in our corporate infrastructure, including customer support, information technology and general and administrative functions. We expect our spending in research and development to increase as we add computer scientists, software engineers, and employees involved in product development and maintenance and continue to enable choice for customers and drive standards. We believe that equity incentives tied directly to the performance of VMware will help us compete for top-level engineering and other talent. We also intend to continue to invest in hardware, networking and software tools to increase the efficiency of our research and development efforts.

Our current financial focus is on sustaining our growth in revenue to generate cash flow to expand our market segment share and our virtualization solutions. Although we are currently the leading provider of virtualization solutions, we believe the use of virtualization solutions is at very early stages by customers. We expect to face competitive threats to our leadership from a number of companies, some of whom may have significantly greater resources than we do. As a result, we believe it is important to continue to invest in our research and product development, sales and marketing and the support function to maintain or expand our leadership in the virtualization solutions market. This investment could result in contracting operating margins as we invest in our future. We believe that we will be able to continue to fund our product development through operating cash flows as we continue to sell our existing products and services. We believe this is the right priority for the long-term health of our business.

In evaluating our results, we focus on operating margin excluding stock-based compensation, amortization of purchased intangibles and the net effect of capitalized software development costs and, to a lesser extent, gross margin. A significant portion of our service revenue is recognized in periods of up to five years subsequent to the initial contract, whereas most of our license revenue is recognized within the first quarter of contract signing. As a result, variability in gross margin can result from differences in when we price our service and when the cost is incurred. Substantially all of our international revenue is for contracts in U.S. dollars to international channel partners. A portion of our operating expenses classified as cost of sales is in currencies other than the U.S. dollar. This difference may cause variability in gross margins and operating margins due to fluctuations in the U.S. dollar compared to other currencies. As a result, we focus our attention on operating margin because it encompasses the entire cost structure supporting our operations. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment.

Prior to our initial public offering (“IPO”) in August 2007, we were a wholly-owned subsidiary of EMC Corporation (“EMC”), and as such we relied on it to provide a number of administrative support services and facilities in other countries. Although we will continue to operate under an administrative services agreement and continue to receive support from EMC, our administrative costs may increase. We also are investing in expanding our own administrative functions, including our finance and legal functions, which may be at a higher cost than the comparable services currently provided by EMC. We also will incur additional costs as a public company, including audit, investor relations, stock administration and regulatory compliance costs.

Our Relationship with EMC

Following our IPO in August 2007, and the closing of the purchase by Intel Capital Corporation (“Intel Capital”) of 9.5 million shares of our Class A common stock and the sale of 6.0 million shares of our Class A common stock to Cisco Systems, Inc (“Cisco”) by EMC, EMC owns 26,500,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 86% of out total outstanding shares of common stock and 98% of the combined voting power of our outstanding common stock.

Our financial statements include expense allocations for certain corporate functions provided by EMC, including accounting, treasury, tax, legal and human resources. These allocations were based on estimates of the level of effort or resources incurred on our behalf. The total costs allocated from EMC were $2.4 and $1.3 for the second quarter of 2007 and 2006, respectively, and were $4.7 and $2.6 for the first half of 2007 and of 2006, respectively. Additionally, certain other costs incurred by EMC for our direct benefit, such as rent, salaries and benefits have been included as expenses in our financial statements. The total of these other costs were $24.5 and $14.8 for the second quarter of 2007 and 2006, respectively. These costs were $50.4 and $24.5 for first half of 2007 and of 2006, respectively. For the second quarter of 2007 and 2006, we incurred interest expense with EMC of $7.8 and $0.7, respectively. For the first half of 2007 and 2006, we incurred interest expense with EMC of $6.5 and $0.8, respectively. Interest expense with EMC, net, consists both of both interest expense (income) incurred (earned) on our intercompany balance with EMC and from interest expense on the $800.0 note payable to EMC. In the second quarter and first half of 2007, $9.9 of interest expense was recorded related to the $800.0 note payable.

The financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows as if we had operated as a stand-alone company during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance.

Income Statement Presentation

Sources of Revenue

License revenues. Our license revenues consist of revenues earned from the licensing of our software products. Our licenses are generally sold on a perpetual basis and are generally priced based upon the number of physical desktops or server processors on which our software runs.

Services revenues. Our services revenues consist of software maintenance and professional services. Maintenance revenues are recognized ratably over the contract period. Typically, our contract periods range from one to five years. Customers receive various types of product support based on the level of support purchased. Maintenance also affords customers the right to receive future product upgrades, if and when they become available.

Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or other vendors. Professional services engagements that have durations of ninety days or less are recognized in revenue upon completion of the engagement. Professional services engagements of more than ninety days for which we are able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based upon the hours incurred. Revenue on all other professional services engagements is recognized upon completion.

Costs of Revenue and Operating Expenses

Cost of license revenues. Our cost of license revenues principally consist of the cost of fulfillment of our software. This cost includes product packaging and personnel and related overhead associated with the physical and electronic delivery of our software products. The cost also includes amortization of capitalized software development costs.

Cost of services revenues. Our cost of services revenues includes the costs of the personnel and related overhead to deliver technical support on our products, as well as to provide our professional services.

Research and development expenses. Our research and development, or R&D, expenses include the personnel and related overhead associated with the development of new product offerings and the enhancement of our existing software offerings.

Sales and marketing costs. Our sales and marketing costs include the costs of the personnel and related overhead associated with the sale and marketing of our license and service offerings, as well as the cost of certain specific marketing initiatives, including our annual VMworld conference.

General and administrative expenses. Our general and administrative expenses include the personnel and related overhead costs of supporting the overall business. These costs include the costs associated with our finance, facilities, human resources, IT infrastructure and legal departments.

Results of Operations

Revenues

Our revenues for the second quarter and the first half of 2007 and 2006 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License	$204.0	$113.3	$373.6	$203.6
Services	92.8	43.1	181.9	81.9

	$296.8	$156.4	$555.5	$285.5
Percentage of revenues:
License	68.7%	72.4%	67.3%	71.3%
Services	31.3	27.6	32.7	28.7

	100.0%	100.0%	100.0%	100.0%
Revenues:
United States	$168.0	$85.4	$304.5	$152.1
International	128.8	71.0	251.0	133.4

	$296.8	$156.4	$555.5	$285.5
Percentage of revenues:
United States	56.6%	54.6%	54.8%	53.3%
International	43.4	45.4	45.2	46.7

	100.0%	100%	100.0%	100.0%

Total revenues increased by $140.4, or 90%, to $296.8 in the second quarter of 2007, compared with $156.4 in the second quarter of 2006. The growth in revenues in the second quarter of 2007 reflected an increase of $90.7 in license revenue and an increase of $49.7 in services revenue as compared to the second quarter of 2006. International revenue as a percentage of the total revenue has been relatively constant, representing 43% for the second quarter of 2007 and 45% for the second quarter of 2006.

Total revenues increased by $270.0, or 95%, to $555.5 in the first half of 2007, compared with $285.5 in the first half of 2006. The growth in revenues in the first half of 2007 reflected an increase of $170.0 in license revenue and an increase of $100.0 in services revenue, compared to the first half of 2006. International revenue as a percentage of the total revenue has been relatively constant, representing 45% and 47% for the first half of 2007 and 2006, respectively.

Our revenue contracts are denominated in U.S. dollars with international customers.

License Revenues. Software license revenues increased by $90.7, or 80%, to $204.0 in the second quarter of 2007, compared with $113.3 in the second quarter of 2006. We believe a significant majority of the revenue growth in the second quarter of 2007 compared to 2006 is the result of increased sales volumes, driven largely by greater demand for our virtualization product offerings attributable to wider market acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of our network of indirect channel partners. The increase in our sales and marketing spending and the increase in our distribution channels, which grew by over 600 new partners in the second quarter 2007 also contributed to the generation and cultivation of this additional demand. Orders from new indirect channel partners contributed to approximately 5% of the increase in license revenue from the second quarter of 2006 to the second quarter of 2007.

Software license revenues increased by $170.0, or 83%, to $373.6 in the first half of 2007, compared with $203.6 in the first half of 2006. We believe a significant majority of the revenue growth in the first half of 2007 compared to the same period in 2006 is the result of increased sales volumes, driven largely by greater demand for our virtualization product offerings attributable to wider market acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of our network of indirect channel partners. The increase in our sales and marketing spending and the increase in our distribution channels, which grew by over 1,000 new partners in the first half of 2007 also contributed to the generation and cultivation of this additional demand. Orders from new indirect channel partners contributed to approximately 5% of the increase in license revenue from the first half of 2006 to the first half of 2007.

We experienced an increase in the number of orders greater than fifty thousand dollars in the second quarter of 2007, compared to the second quarter of 2006. Orders from our distributors and end-user customers which were greater than fifty thousand dollars were approximately 34% and 25% of revenue in the second quarter of 2007 and 2006, respectively. We also experienced an increase in the number of orders greater than fifty thousand dollars in the first half of 2007 as compared to the first half of 2006. Orders from our distributors and end-user customers which were greater than fifty thousand dollars were approximately 31% and 24% of revenue in the first half of 2007 and 2006, respectively. The increase in the number of orders greater than fifty thousand dollars is a result of broader acceptance of virtualization solutions for organizations’ IT infrastructure and a trend toward end-user customers using our products broadly across their organizations.

Late in the second quarter of 2006, we introduced a new Enterprise product bundle which largely replaced the previous product bundle. We added three unique products to this bundle and increased the corresponding list price by 15%. This price increase was partially offset by decreasing prices on certain core platform products which were licensed at no charge to the customer. The impact of pricing on revenue growth in the first half of 2007 compared to 2006 was less than 10% of the overall increase in revenue.

Services Revenues. Services revenues increased by $49.7, or 115%, to $92.8 in the second quarter of 2007, compared with $43.1 in the second quarter of 2006. Services revenues increased by $100.0, or 122%, to $181.9 in the first half of 2007, compared with $81.9 in the first half of 2006. Services revenues consist of software maintenance and professional services revenues. The increase in 2007 as compared with 2006 is primarily due to the delayed recognition of service revenue in 2006. The revenue associated with this delay in 2006 was related to a product announcement and was recognized in the third quarter of 2006. As a result, in the third quarter of 2007, we expect the services revenue growth rate to be less than it was in the second quarter and first half of 2007.

Cost of Revenues and Gross Profit

Information about our costs of revenues with and without stock-based compensation is as follows:

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006			For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted
Costs of revenues:
Cost of license revenues	$20.8	$(0.1)	$20.7	$13.8	$(0.0)	$13.8	$41.4	$(0.1)	$41.3	$26.2	$(0.0)	$26.2
Cost of services revenues	28.0	(0.9)	27.1	12.8	(0.6)	12.2	51.5	(1.4)	50.1	22.4	(1.0)	21.4

Total costs of revenues (1)	$48.8	$(1.0)	$47.8	$26.6	$(0.6)	$26.0	$92.8	$(1.5)	$91.4	$48.6	$(1.0)	$47.6
Percentage of total revenues:
Cost of license revenues	7.0%		7.0%	8.8%		8.8%	7.5%		7.4%	9.2%		9.2%
Cost of services revenues	9.4		9.1	8.2		7.8	9.3		9.0	7.8		7.5

Total costs of revenues	16.4%		16.1%	17.0%		16.6%	16.7%		16.5%	17.0%		16.7%

Note: Certain columns may not add due to rounding.

(1)	Included in the cost of revenues is the amortization of capitalized software development costs of $8.7 in the second quarter of 2007 and $3.6 in the second quarter of 2006. Costs of revenues include the amortization of capitalized software development costs of $16.7 in the first half of 2007 and $6.4 in the first half of 2006.

Costs of revenues without stock-based compensation are non-GAAP financial measures. See — “Non-GAAP Financial Measures” below.

Our cost of revenues increased by $22.2, or 83%, to $48.8 in the second quarter of 2007, compared with $26.6 in the second quarter of 2006. Our gross profit increased by $118.2, or 91%, to $248.0 in the second quarter of 2007, compared with $129.8 in the second quarter of 2006. The increases in our cost of sales were primarily attributable to increased direct support, professional services personnel and third-party professional services costs to support the increased services revenues. The increase in costs to fulfill our license sales was $16.2 in the second quarter of 2007. Included in the cost of revenues is the amortization of capitalized software development costs which increased by $5.1, or 142%, from $3.6 in the second quarter of 2006, compared with $8.7 in the second quarter of 2007. Our gross margins, as a percentage of revenues, were 83.6% and 83.0% in the second quarter of 2007 and 2006, respectively. Although services revenues, which have a lower gross margin than our license revenues, comprised a greater proportion of our revenue mix in the second quarter of 2007 compared with the respective prior period, the gross margin on our license revenues improved compared to the second quarter of 2006, resulting in our overall gross margin remaining relatively flat.

Our cost of revenues increased by $44.2, or 91%, to $92.8 in the first half of 2007, compared with $48.6 in the first half of 2006. Our gross profit increased by $225.8, or 95%, to $462.7 in the first half of 2007, compared with $236.9 in the first half of 2006. The increases in our cost of sales were primarily attributable to increased direct support, professional services personnel and third-party professional services costs to support the increased services revenues. The increase of costs to fulfill our license sales was $32.3 in the first half of 2007. Included in the cost of revenues is the amortization of capitalized software development costs, which increased by $10.3, or 161%, from $6.4 in the first half of 2006, compared with $16.7 in the first half of 2007. Our gross margins, as a percentage of revenues, were 83.3% and 83.0% in the first half of 2007 and 2006, respectively. Although services revenues, which have a lower gross margin than our license revenues, comprised a greater proportion of our revenue mix in the first half of 2007 as compared with the respective prior period, the gross margin on our license revenues improved compared to the first half of 2006, resulting in our overall gross margin remaining relatively flat.

Services revenues have a lower gross margin than our license revenues. Total gross margins may fluctuate as the mix between license and services changes.

Operating Expenses

Information about our operating expenses with and without stock-based compensation is as follows:

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006			For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted
Operating expenses:
Research and development	$71.6	$(8.3)	$63.3	$32.6	$(5.9)	$26.8	$126.5	$(14.6)	$111.9	$55.0	$(8.1)	$46.9
Sales and marketing	99.0	(4.2)	94.7	54.1	(2.8)	51.3	185.7	(7.2)	178.5	96.6	(4.6)	92.0
General and administrative	30.7	(2.5)	28.2	13.7	(2.7)	10.9	57.3	(4.3)	53.1	25.5	(4.7)	20.8
In-process research and development	—	—	—	3.7	—	3.7	—	—	—	3.7	—	3.7

Total operating expenses	$201.3	$(15.0)	$186.3	$104.1	$(11.4)	$92.7	$369.6	$(26.1)	$343.5	$180.8	$(17.4)	$163.4
Percentage of revenues:
Research and development	24.1%		21.3%	20.9%		17.1%	22.8%		20.1%	19.2%		16.4%
Sales and marketing	33.3		31.9	34.6		32.8	33.4		32.1	33.8		32.2
General and administrative	10.3		9.5	8.7		7.0	10.3		9.6	8.9		7.3
In-process research and development	—		—	2.4		2.4	—		—	1.3		1.3

Total operating expenses	67.8%		62.8%	66.5%		59.2%	66.5%		61.8%	63.3%		57.2%

Note: Certain columns may not add due to rounding.

Operating expenses without stock-based compensation are non-GAAP financial measures. See — “Non-GAAP Financial Measures” below.

Research and Development (“R&D”) Expenses

Our R&D expenses increased by $39.0, or 119%, to $71.6 in the second quarter of 2007, compared with $32.6 in the second quarter of 2006. The increase in R&D expenses in the second quarter of 2007 consisted primarily of increased salaries, benefits, and consulting of $21.6 resulting from the deployment of additional resources to support new product development. Additionally, software capitalization decreased by $9.0 to $4.4 (including $0.5 of stock-based compensation) in the second quarter of 2007, compared with $13.4 (including $3.4 of stock-based compensation) in the second quarter of 2006, due to the timing of when projects reached technological feasibility. Administrative costs, including travel, equipment, facilities and depreciation, increased by $6.0 in the second quarter of 2007.

Our R&D expenses increased by $71.6, or 130%, to $126.5 in the first half of 2007, compared with $55.0 in the first half of 2006. The increase in R&D expenses in the first half of 2007 consisted primarily of increased salaries and benefits and consulting of $38.0 resulting from deploying additional resources to support new product development and consulting. Due to the timing of when projects reached technological feasibility, software capitalization decreased by $19.1 to $12.0 (including $1.5 of stock-based compensation) in the first half of 2007, from $31.1 (including $7.0 of stock-based compensation) in the first half of 2006. Administrative costs, including travel, equipment, facilities and depreciation, increased by $8.9 in the first half of 2007.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $44.9, or 83%, to $99.0 in the second quarter of 2007, compared with $54.1 in the second quarter of 2006. This increase was primarily the result of higher salaries and benefits costs of $29.0 in the second quarter of 2007 due to both sales and marketing personnel and higher commission expense resulting from increased sales volume. Additionally, expenses for the marketing programs and travel increased by $7.5 in the second quarter of 2007.

Our sales and marketing expenses increased by $89.0, or 92%, to $185.7 in the first half of 2007, compared with $96.6 in the respective prior period. This increase was primarily the result of higher salaries and benefits costs of $60.4 in the first half of 2007 due to both sales and marketing personnel, and higher commission expense resulting from increased sales volume. Additionally, expenses for marketing programs and travel increased by $13.1 in the second half of 2007.

General and Administrative Expenses

Our general and administrative expenses increased by $17.1, or 125%, to $30.7 in the second quarter of 2007, compared with $13.7 in the second quarter of 2006. The expenses increased primarily as a result of additional salaries, benefits and recruiting costs of $4.2 in the second quarter of 2007 for additional resources to support the growth of our business. Administrative costs, including travel, equipment, facilities and depreciation, increased by $4.0 in the second quarter of 2007. Other administrative costs, such as legal, audit and tax fees of $1.9, also contributed to the increase in general and administrative expenses in the second quarter of 2007.

Our general and administrative expenses increased by $31.8, or 125%, to $57.3 in the first half of 2007, compared with $25.5 in the first half of 2006. The expenses increased primarily as a result of additional salaries, benefits and recruiting costs of $11.0 in the first half of 2007 for additional resources to support the growth of our business. Administrative costs, including travel, equipment, facilities and depreciation, increased by $7.4 in the first half of 2007. Other administrative costs, such as legal, audit and tax fees of $3.1, also contributed to the increase in general and administrative expenses in the first half of 2007.

Stock-based compensation

Stock-based compensation increased by $4.0, or 33%, to $16.0 in the second quarter of 2007, compared with $12.0 in the second quarter of 2006. Stock-based compensation increased by $9.2, or 50%, to $27.6 for the first half of 2007 from $18.4 for the first half of 2006. Stock-based compensation primarily increased in 2007 compared with 2006 due to a decrease in the amount of stock-based compensation capitalized related to software development costs and due to increases in stock-based compensation related to grants under the VMware 2007 Equity and Incentive Plan made late in the second quarter of 2007.

Since the acquisition of VMware by EMC on January 9, 2004, we historically had not issued stock-based compensation in VMware stock to our employees. Prior to the IPO, employees received stock-based compensation in the form of EMC stock options and restricted shares as a result of broad-based grants made by the Compensation and Corporate Governance Committee. In addition, in connection with the IPO, we conducted a voluntary exchange offer pursuant to which we offered our eligible employees the ability to exchange their existing EMC options and restricted stock awards for options to purchase our Class A common stock and restricted stock awards of our Class A common stock, respectively.

In the Exchange Offer, approximately 11.0 million shares (approximately 89% of the eligible awards) of EMC stock options were tendered for exchange. Approximately 4.7 million shares (approximately 81% of the eligible awards) of EMC restricted stock were tendered for exchange. At the IPO price of $29.00 per share, EMC’s two-day volume-weighted average trading price prior to the consummation of the IPO for the two days ended August 10, 2007 of $17.74 per share and an exchange ratio of 0.6116, approximately 6.7 million options to purchase VMware Class A common stock, with a weighted average exercise price of $19.94 and approximately 2.9 million shares of VMware restricted Class A common stock were issued in the exchange. The unamortized fair value of the exchanged awards is $96.0, which will be recognized over their vesting periods, that is expected to result in stock-based compensation expense of $11.4 and $11.3 for the third and fourth quarter of 2007, respectively, and $43.8, $19.0, $8.6, $1.8, and $0.1 for the years ended 2008, 2009, 2010, 2011 and 2012, respectively. The incremental stock-based compensation expense resulting from the exchange of equity instruments was not material. The annual expense is subject to the amount of stock-based compensation that may be capitalized. See Item 1 of Part I, “Financial Statements – Note J – Stockholders’ Equity.”

As of August 13, 2007, VMware’s Compensation and Corporate Governance Committee had made stock option grants under VMware’s 2007 Equity and Incentive Plan to purchase 37.1 million shares of Class A common stock and 0.5 million restricted stock units. The fair value of the 2007 Equity and Incentive Plan awards that have been awarded through August 13, 2007 is approximately $272.0, which will be recognized over the awards’ vesting periods, and is expected to result in stock-based compensation expense of approximately $18.2 and $18.7 for the third and fourth quarter of 2007, respectively, and $72.0, $68.4, $63.4 and $27.2 for the years ended 2008, 2009, 2010, and 2011, respectively. $4.1 of the total fair value of these awards was recognized as expense in the second quarter of 2007. The annual expense is subject to the amount of stock-based compensation that may be capitalized.

Intangible Assets

During the second quarter of 2007 and 2006, we amortized $6.3 for purchased intangible assets. The amortization expense for each of the first half of 2007 and 2006 was $12.6. Amortization expense was flat in 2007 compared to 2006 due to additional amortization for new acquisitions offset by decreasing amortization for historical acquisitions. The amortization expense was classified as follows in the consolidated income statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Costs of license revenues	$5.2	$5.4	$10.4	$10.8
Sales and marketing	0.6	0.5	1.2	1.1
General and administrative	0.5	0.4	1.0	0.7

In-Process Research and Development (“IPR&D”) Expenses

IPR&D expense was $3.7 in the second quarter and the first half of 2006. There was no IPR&D expense in the first half of 2007.

Operating Income

Our operating income increased by $21.0, or 81%, to $46.7 in the second quarter of 2007, compared with $25.8 in the second quarter of 2006. As a percentage of revenues, operating margins were 15.7% and 16.5% in the second quarter of 2007 and 2006, respectively. The effect of capitalizing and amortizing software development costs contributed to the decrease in margin in 2007. Net capitalized software development costs increased operating income by $9.8 in the second quarter of 2006, but decreased operating income by $4.3 in the second quarter 2007. A portion of our costs of revenues, primarily the costs of personnel to deliver technical support on our products, and a portion of our operating expense primarily related to sales, sales support and research and development, are denominated in foreign currencies, primarily the British pound, the Euro, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. As a result of fluctuations in foreign currency values compared to the U.S. dollar, operating income decreased by $2.5 in the second quarter of 2007 compared to the same quarter of 2006.

Our operating income increased by $37.0, or 66%, to $93.1 in the first half of 2007, compared with $56.1 in the first half of 2006. As a percentage of revenues, operating margins were 16.8% and 19.6% in the first half of 2007 and 2006, respectively. The effect of capitalizing and amortizing software development costs contributed to the decrease in margin in 2007. Net capitalized software development costs increased operating income by $23.0 in the first half of 2006, but decreased operating income by $4.7 in the first half of 2007. A portion of our costs of revenues, primarily the costs of personnel to deliver technical support on our products, and a portion of our operating expense primarily related to sales, sales support and research and development, are denominated in foreign currencies, primarily the British pound, the Euro, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. As a result of fluctuations in foreign currency values compared to the U.S. dollar, operating income decreased by $6.3 in the first half of 2007 compared to the first half of 2006.

In future periods, our operating income will include higher stock-based compensation as a result of the issuance of equity-based awards. See “—Stock-based Compensation” above.

Investment Income and Other Expenses, Net

Investment income increased by $1.9 to $2.7 in the second quarter of 2007 as compared with $0.8 in the second quarter of 2006. Investment income consists of interest earned on cash and cash equivalent balances. Investment income increased in 2007 compared to 2006 due to higher cash and cash equivalent balances. Other expenses, net, was $0.1 in the second quarter of 2007 and $0.3 in the second quarter of 2006. Other expenses, net, results primarily from foreign exchange loss.

Investment income increased by $3.3 to $4.4 in the first half of 2007 as compared with $1.1 in the first half of 2006. Investment income consists of interest earned on cash and cash equivalent balances. Investment income increased in 2007 compared to 2006 due to higher cash and cash equivalent balances. Other expense, net, was $0.1 in the first half of 2007, and $0.6 in the first half of 2006. Other expense, net, results primarily from foreign exchange loss.

Interest Expense with EMC, Net

Interest expense with EMC, net, increased by $7.1 to $7.8 in the second quarter of 2007 as compared with $0.7 in the second quarter of 2006. In the second quarter of 2007, Interest expense with EMC, net, consists primarily of $9.9 in interest expense incurred on the $800.0 note issued to EMC in April 2007, offset by interest income of $2.1 earned on amounts due to us from EMC on our intercompany balance. In the second quarter of 2006, the balance consisted of interest expense incurred on our intercompany balance.

Interest expense with EMC, net, increased by $5.7 to $6.5 in the first half of 2007 as compared with $0.8 in the first half of 2006. In the first half of 2007, Interest expense with EMC, net, consists primarily of $9.9 in interest expense incurred on the $800.0 note issued to EMC in April 2007, offset by interest income of $3.4 earned on amounts due to us from EMC on our intercompany balance. In the first half of 2006, the balance consisted of interest expense incurred on our intercompany balance.

Provision for Income Taxes

Our effective income tax rate was 17.6% for the second quarter of 2007 and 40.5% for the second quarter of 2006. The reductions in the effective rates for the second quarter of 2007 compared to the second quarter of 2006 was primarily attributable to the benefit of our tax structure, whereby income in 2007 earned abroad principally qualifies for deferral from United States taxation, whereas in 2006 the income was principally taxed in the United States.

Our effective income tax rate was 17.2% for the first half of 2007 and 36.4% for the first half of 2006. The reductions in the effective rates for the first half of 2007 compared to the first half of 2006 was primarily attributable to the benefit of our tax structure, whereby income in 2007 earned abroad principally qualifies for deferral from United States taxation, whereas in 2006 the income was principally taxed in the United States.

Our rate of taxation in foreign jurisdictions is lower than our United States tax rate.

Weighted Average Outstanding Shares

As of June 30, 2007, we had 332.5 million shares outstanding. Based on the assumptions that follow, our fully-diluted weighted average shares outstanding for the third and fourth quarters of 2007 would be 370 million shares and 400 million shares, respectively. For purposes of calculating diluted earnings per share under the treasury stock method, our weighted average share count will be impacted by the 38 million shares issued in the IPO on August 14, 2007, the 9.5 million shares issued to Intel on August 22, 2007, and the dilutive effect of stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) resulting from changes in the market price of our common stock subsequent to the IPO. The estimates of our fully-diluted weighted average shares outstanding assume 43.8 million options and 3.5 million RSUs and RSAs outstanding as of August 14, 2007 and that no additional equity-based awards are granted and no additional shares are issued. It is likely that we will grant additional equity-based awards to employees or issue shares for other purposes, including acquisitions, during these periods. The actual number of fully-diluted weighted average shares will be impacted by future grants, our stock price, stock option exercises, attainment of performance goals on RSUs and RSAs and shares issued for other purposes, including acquisitions.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), Use of Non-GAAP Financial Measures in Commission Filings, and other Securities Exchange Commission (“SEC”) regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measure of costs of revenues and operating expenses without stock-based compensation meets the definition of a non-GAAP measure. We provide this information to show the impact of stock-based compensation on our results of operations, as it is excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly), and because determining the fair value of the related equity awards involves a high degree of judgment and estimation.

Costs of revenues and operating expenses without stock-based compensation have limitations due to the fact that they do not include all expenses related to the compensation of our people. More specifically, if we did not pay out a portion of our compensation in the form of stock-based compensation, our cash salary expense included in our costs of revenues and operating expenses would be higher. We compensate for this limitation by providing supplemental information about outstanding stock-based awards in the footnotes to our financial statements. Stock-based compensation programs are an important element of our compensation structure and all forms of stock-based awards are valued and included as appropriate in results of operations. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Liquidity and Financial Condition

Our cash flows for the second quarter and second half of 2007 and 2006 were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net cash provided by operating activities	$85.6	$59.7	$190.5	$159.3
Net cash used in investing activities	(64.0)	(80.8)	(86.6)	(103.3)

Cash provided by operating activities was $85.6 and $59.7 in the second quarter of 2007 and 2006, respectively.

In the second quarter of 2007, our operating cash flow reflected net income generated during the period of $34.2, adjusted for non-cash items such as depreciation and amortization expense of $23.6 and stock-based compensation of $16.0. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, generated cash flow of $12.2, primarily the result of an increase in total deferred revenue of $75.0. Our deferred revenue balance consisted of deferred license revenues of $84.4 and deferred service revenues of $331.2 at June 30, 2007, of which $306.2 of the total deferred revenue balance was classified as current. Of the $109.4 classified as long-term, $72.7 will be recognized as revenue subsequent to December 31, 2008. The increase in deferred revenue was partially offset by an increase in accounts receivable of $52.5.

In the second quarter of 2006, our operating cash flow reflected net income generated during the period of $15.2, adjusted for non-cash items such as depreciation and amortization expense of $14.5 and stock-based compensation of $12.0. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, generated cash flow of $15.0, primarily as a result of increases in accrued expenses of $22.0 and total deferred revenue of $20.6. The increase in accrued expenses was primarily due to the introduction of a partner rebate program in the second quarter of 2006. These increases were partially offset by an increase of $29.8 in our intercompany balance due from EMC.

Operating cash flows decreased by $19.3 for the second quarter of 2007 compared with the first quarter of 2007 and operating cash flows decreased by $39.9 for the second quarter of 2006 compared with the first quarter of 2006. These decreases were primarily due to the seasonality of our cash collection cycle.

Cash provided by operating activities was $190.5 and $159.3 in the first half of 2007 and 2006, respectively.

In the first half of 2007, our operating cash flow reflected net income generated during the period of $75.3, adjusted for non-cash items such as depreciation and amortization expense of $44.8 and stock-based compensation of $27.6. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, generated cash flow of $42.7, primarily the result of an increase in total deferred revenue of $108.8. The increase in deferred revenue was partially offset by an increase of $90.1 in our intercompany balance due from EMC.

In the first half of 2006, our operating cash flow reflected net income generated during the period of $35.7, adjusted for non-cash items such as depreciation and amortization expense of $27.1 and stock-based compensation of $18.4. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, generated cash flow of $74.8, primarily as a result of increases in total deferred revenue of $50.4 and accrued expenses of $20.5. The increase in accrued expenses was primarily due to the introduction of a partner rebate program in the first half of 2006. These increases were partially offset by an increase of $23.9 in our intercompany balance due from EMC.

Cash used in investing activities was $64.0 for the second quarter of 2007 and $80.8 for the second quarter of 2006. Capital additions were $32.3 and $11.4 in the second quarter of 2007 and 2006. Capital additions increased in the second quarter of 2007 compared to the second quarter of 2006 primarily due to server equipment purchased to support increased people and related infrastructure requirements. Capitalized software development costs, which exclude stock-based compensation, were $3.9 and $10.1 in the second quarter of 2007 and 2006, respectively. The decrease in capitalized software development costs in the second quarter of 2007 compared to the second quarter of 2006 was attributable to the current version of the Virtual Infrastructure software product being technologically feasible in the second quarter of 2006. The second quarter of 2007 and 2006 included business acquisitions of $21.4 and $46.6, respectively.

Cash used in investing activities was $86.6 for the first half of 2007 and $103.3 for the first half of 2006. Capital additions were $48.9 and $21.8 in the first half of 2007 and 2006. Capital additions increased in the first half of 2007 compared to the first half of 2006 primarily due to server equipment purchased to support increased people and related infrastructure requirements. Capitalized software development costs, which exclude stock-based compensation, were $10.5 and $22.4 in the first half of 2007 and 2006. The decrease in capitalized software development costs in the first half of 2007 compared to the first half of 2006 was attributable to the current version of the Virtual Infrastructure software product being technologically feasible in the first half of 2006. The first half of 2007 and 2006 included business acquisitions of $21.4 and $46.5.

We had no financing activities in the first half of 2007 or 2006.

Our cash and cash equivalents balance increased from $176.1 at December 31, 2006 to $280.1 at June 30, 2007. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for at least the next twelve months.

Initial Public Offering

In August 2007, we completed our IPO and sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of our Class A common stock at a price to the public of $29.00 per share. The net proceeds of the IPO to us were approximately $1,033 after deducting underwriters’ discounts and estimated offering expenses.

In July 2007, we entered into a stock purchase agreement with Intel Corporation (“Intel”), pursuant to which Intel, through its affiliate, Intel Capital, agreed to purchase 9.5 million shares of our Class A common stock at twenty-three dollars per share for an aggregate purchase price of $218.5. We have also entered into an investor rights agreement with Intel pursuant to which Intel will have certain registration and other rights as a holder of our Class A common stock. Intel Capital’s purchase of the 9.5 million shares of Class A common stock closed in August 2007.

In August 2007, we used a portion of the proceeds from the IPO to repay $350 of principal on the intercompany note payable owed to EMC; we also purchased our new headquarters facilities from EMC for $132.6 which is equal to the cost expended by EMC in the construction of these facilities.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the second quarter of 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. Our significant accounting policies are presented in our Registration Statement on Form S-1 (File No. 333-142368) declared effective on August 13, 2007.

New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“FAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS No. 159 on our financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

International revenues accounted for 43% and 45% of our total revenues during the second quarter of 2007 and 2006, respectively. International revenues accounted for 45% and 47% of our total revenues during the first half of 2007 and 2006, respectively. Our revenue contracts are denominated in U.S. dollars and the vast majority of our purchase contracts are denominated in U.S. dollars. A portion of our cost of revenues, primarily the cost of personnel to deliver technical support on our products, and a portion of our operating expense related to sales and sales support and research and development, are denominated in foreign currencies, primarily the British pound, the Euro, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on gross margin and operating income are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, costs of revenue and operating costs may differ materially from expectations. The Company does not hedge its exposure to foreign currency fluctuation. Our exposure to market risk relates primarily to the variable interest obligation on the note we incurred to fund an $800.0 dividend to EMC.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2008. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2008. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2008.

Our independent registered public accounting firm reported to our board of directors a material weakness in the design and operation of our internal controls as of December 31, 2006 related to the capitalization of software development costs. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness resulted from a lack of adequate internal controls to ensure the timely identification and accumulation of costs once a project reaches technological feasibility under applicable accounting standards. We believe we have a plan in place to remediate the material weakness by implementing additional formal policies, procedures and processes, hiring additional accounting personnel and increasing management review and oversight over the financial statement close process. We believe we had adequate controls in place at June 30, 2007 to remediate the material weakness.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are a party to legal proceedings which we consider routine and incidental to our business. Our management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Risks Related to Our Business

The virtualization products and services we sell are based on an emerging technology and therefore the potential market for our products remains uncertain.

The virtualization products and services we develop and sell are based on an emerging technology platform and our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting virtualization solutions. Our relatively limited operating history and the relatively limited extent to which virtualization solutions have been currently adopted may make it difficult to evaluate our business because the potential market for our products remains uncertain. The markets for our virtualization products are new and have grown rapidly from a small base. This has resulted in significant percentage increases in our product sales in recent periods. As the markets for our products mature, the rate of growth in our product sales may be lower than those we have experienced in recent periods. In addition, to the extent that the virtualization market develops more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased profit margins.

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft currently provides products that compete with some of our entry-level offerings and has announced its intention to provide products that will compete with some of our enterprise-class products in the future. We also face competition from other companies, including several recent market entrants. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our profit margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer.

Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has recently implemented distribution arrangements with x86 system vendors and independent software vendors, or ISVs, related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of our corresponding format. Microsoft has also recently implemented pricing policies that require customers to pay additional license fees based on certain uses of virtualization technology. These distribution and licensing restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge.

We also face potential competition from our partners. For example, third parties currently selling our products could build and market their own competing products and services or market competing products and services of third parties. If we are unable to compete effectively, our growth and our ability to sell products at profitable margins could be materially and adversely affected.

Industry alliances or consolidation may result in increased competition.

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive virtualization solution than they individually had offered. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and may result in our operating results falling below expectations or our guidance, which could cause the price of our Class A common stock to decline.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied upon as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe generally reflects customer buying patterns for enterprise technology. As a result, our quarterly operating results are difficult to predict even in the near term. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our Class A common stock would likely decline substantially.

In addition, factors that may affect our operating results include, among others:

•	fluctuations in demand, adoption, sales cycles and pricing levels for our products and services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	the timing of recognizing revenue in any given quarter as a result of software revenue recognition policies;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of products or upgrades by us or by our competitors;

•	our ability to implement scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales; and

•	general economic conditions in our domestic and international markets.

If operating system and hardware vendors do not cooperate with us or we are unable to obtain early access to their new products, or access to certain information about their new products to ensure that our solutions interoperate with those products, our product development efforts may be delayed or foreclosed.

Our products interoperate with Windows, Linux and other operating systems and the hardware devices of numerous manufacturers. Developing products that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the operating systems and hardware. Operating system and hardware vendors may not provide us with early access to their technology and products, assist us in these development efforts or share with or sell to us any application protocol interfaces (“APIs”), formats, or protocols we may need. If they do not provide us with the necessary early access, assistance or proprietary technology on a timely basis, we may experience product development delays or be unable to expand our products into other areas. To the extent that software or hardware vendors develop products that compete with ours or those of our controlling stockholder, EMC, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products. In addition, hardware or operating system vendors may fail to certify or support or continue to certify or support, our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.

We rely on distributors, resellers, x86 system vendors and systems integrators to sell our products, and our failure to effectively develop, manage or prevent disruptions to our distribution channels and the processes and procedures that support them could cause a reduction in the number of end users of our products.

Our future success is highly dependent upon maintaining and increasing the number of our relationships with distributors, resellers, x86 system vendors and systems integrators. By relying on distributors, resellers, x86 system vendors and systems integrators, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements, estimate end user demand and respond to evolving customer needs.

Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Our channel partners and x86 system vendors may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. One of the Company’s distribution agreements is with Ingram Micro, which accounted for 29% of our revenues in 2006. The agreement with Ingram Micro under which the Company receives the substantial majority of its Ingram Micro revenues is terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. The terms of this agreement between Ingram Micro and us are substantially similar to the terms of the agreements we have with other distributors, except for certain differences in shipment and payment terms, indemnification obligations and product return rights. While we believe that we have in place, or would have in place by the date of any such termination, agreements with other distributors sufficient to maintain our revenues from distribution, if we were to lose Ingram Micro’s distribution services, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

The concentration of our product sales among a limited number of distributors increases our potential credit risk and could cause significant fluctuations or declines in our product revenues.

As of June 30, 2007, approximately 30% and 16%, and as of December 31, 2006, approximately 28% and 11%, of our total accounts receivable outstanding were from two distributors. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. One or more of these distributors could delay payments or default on credit extended to them. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

We are dependent on our existing management and our key development personnel, and the loss of key personnel may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our existing management. We are also substantially dependent on the continued service of our key development personnel for product innovation. We generally do not have employment or non-compete agreements with our existing management or development personnel and, therefore, they could terminate their employment with us at any time without penalty and could pursue employment opportunities with any of our competitors. The loss of key employees could seriously harm our ability to release new products on a timely basis and could significantly help our competitors.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock options, restricted stock grants or other stock-based compensation they are to receive in connection with their employment. A decline in the value of our stock could adversely affect our ability to attract or retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. As such, despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we rely on contractual and license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely on “click-wrap” and “shrink-wrap” licenses in some instances.

Detecting and protecting against the unauthorized use of our products, technology and proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition, and there is no guarantee that we would be successful. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to protecting their technology or intellectual property rights than do we. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which could result in a substantial loss of our market share.

We provide access to our hypervisor and other selected source code to partners, which creates additional risk that our competitors could develop products that are similar or better than ours.

Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other written materials for our software, under trade secret and copyright laws. However, we have chosen to provide access to our hypervisor and other selected source code to more than 35 of our partners for co-development, as well as for open APIs, formats and protocols. Though we generally control access to our source code and other intellectual property, and enter into confidentiality or license agreements with such partners, as well as with our employees and consultants, our safeguards may be insufficient to protect our rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.

Claims by others that we infringe their proprietary technology could force us to pay damages or prevent us from using certain technology in our products.

Third parties could claim that our products or technology infringe their proprietary rights. This risk may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties in connection with the use of our products. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or channel partners, which could materially reduce our income.

Our use of “open source” software could negatively affect our ability to sell our products and subject us to possible litigation.

A significant portion of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “Berkeley Software Distribution,” “BSD-style” licenses and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use such that we have not triggered any such conditions, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license.

If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be materially adversely affected.

Our current research and development efforts may not produce significant revenues for several years, if at all.

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were $126.5 million, or 22.8% of our total revenues in the six months ended June 30, 2007, and $148.3 million, or 21.1% of our total revenues in 2006. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.

The markets for our software solutions are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third- party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. We may not be able to develop updated products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products to work with these systems and devices, and there is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. If any of the foregoing events were to occur, our ability to retain or increase market share in the virtualization software market could be materially adversely affected.

Our ability to sell our products is dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services could have a material adverse effect on our sales and results of operations.

Once our products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell our products to existing customers would be adversely affected, and our reputation with potential customers could be harmed. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to maintain high-quality support and services, or to adequately assist our channel partners in providing high-quality support and services, could result in customers choosing to use our competitors’ products instead of ours in the future.

Adverse economic conditions or reduced information technology spending may adversely impact our revenues.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including by lengthening sales cycles, lowering prices for our products and services and reducing unit sales.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.

In the future we may seek to acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. We have limited historical experience with the integration of acquired companies. There can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from these businesses. Any difficulties we encounter in the integration process could divert management from day-to-day responsibilities, increase our expenses and have a material adverse effect on our business, financial condition and results of operations.

Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales and operations.

In 2006, we derived approximately 44%, and in the six months ended June 30, 2007, we derived approximately 45%, of our revenue from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	difficulties in delivering support, training and documentation in certain foreign markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	reduced protection for intellectual property rights, including reduced protection from software piracy in some countries; and

•	difficulties in maintaining appropriate controls relating to revenue recognition practices.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales.

Our products are highly technical and may contain errors, which could cause harm to our reputation and adversely affect our business.

Our products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

Our independent registered public accounting firm identified a material weakness in the design and operation of our internal controls as of December 31, 2006, which, if not remedied, could result in material misstatements in our financial statements in future periods.

Our independent registered public accounting firm reported to our board of directors a material weakness in the design and operation of our internal controls as of December 31, 2006 related to the capitalization of software development costs. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness resulted from a lack of adequate internal controls to ensure the timely identification and accumulation of costs once a project reaches technological feasibility under applicable accounting standards. Our historical consolidated financial statements reflect adjustments to properly state our capitalized software development costs for the periods included therein. Our independent registered public accounting firm was not engaged to audit the effectiveness of our internal control over financial reporting as of December 31, 2006. If such an evaluation had been performed, additional material weaknesses may have been identified.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and the current rules of the SEC, our management and auditors will be required to evaluate and report on the effectiveness of our internal control over financial reporting as of December 31, 2008. We believe we have a plan in place to remediate the material weakness by implementing additional formal policies, procedures and processes, hiring additional accounting personnel and increasing management review and oversight over the financial statement close process. We believe we had adequate controls in place at June 30, 2007 to remediate the material weakness and that there have not been and will not be any material costs associated with such remediation. If our remediation is insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and the price of our common stock may decline.

If we fail to implement an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

We are preparing for compliance with Section 404 by addressing the existing material weakness in our internal controls and by assessing, strengthening and testing our system of internal controls. In particular, we believe we will need to increase the number of our accounting personnel and improve our processes and systems to ensure timely and accurate reporting of our financial results in accordance with reporting obligations as a stand-alone public company. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that these measures will remediate the existing material weakness or implement adequate control over our financial processes and reporting. In addition, we have identified certain processes that need to be automated in order to ensure that we have effective internal control over financial reporting. If we are not able to automate these processes in a timely fashion, we will not be able to ensure compliance. Furthermore, as we grow our business, our internal controls will become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover additional material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price.

If we fail to manage future growth effectively, we may not be able to meet our customers’ needs or be able to meet our future reporting obligations.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting and operational systems and procedures. If we do not effectively manage our growth we may not be able to meet our customers’ needs, thereby adversely affecting our sales, or be able to meet our future reporting obligations.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems, such as computer viruses or terrorism, which could result in delays or cancellations of customer orders or the deployment of our products.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Furthermore, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our revenues would be adversely affected.

Risks Related to Our Relationship with EMC

As long as EMC controls us, holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.

Following our IPO in August 2007, the closing of the Intel investment and the sale of Class A common stock to Cisco by EMC, EMC owns 26,500,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 86% of the total outstanding shares of common stock or 98% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director. If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC (other than in a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or in transfers following such a distribution), those shares will automatically convert into Class A common stock. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

In addition, until such time as EMC or its successor-in-interest beneficially owns shares of our common stock representing less than a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will have the ability to take stockholder action without the vote of any other stockholder and without having to call a stockholder meeting, and holders of our Class A common stock will not be able to affect the outcome of any stockholder vote during this period. As a result, EMC will have the ability to control all matters affecting us, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies;

•	any determinations with respect to mergers, acquisitions and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	certain changes to our certificate of incorporation;

•	changes to the agreements providing for our transition to becoming a public company;

•	corporate opportunities that may be suitable for us and EMC;

•	determinations with respect to enforcement of rights we may have against third parties, including with respect to intellectual property rights;

•	the payment of dividends on our common stock; and

•	the number of shares available for issuance under our stock plans for our prospective and existing employees.

Our certificate of incorporation and the master transaction agreement between us and EMC also contain provisions that require that as long as EMC beneficially owns at least 20% or more of the outstanding shares of our common stock, the prior affirmative vote or written consent of EMC (or its successor-in-interest) as the holder of the Class B common stock is required (subject in each case to certain exceptions) in order to authorize us to:

•	consolidate or merge with any other entity;

•	acquire the stock or assets of another entity in excess of $100 million;

•	issue any stock or securities except to our subsidiaries or pursuant to our employee benefit plans;

•	dissolve, liquidate or wind us up;

•	declare dividends on our stock;

•	enter into any exclusive or exclusionary arrangement with a third party involving, in whole or in part, products or services that are similar to EMC’s; and

•	amend, terminate or adopt any provision inconsistent with certain provisions of our certificate of incorporation or bylaws.

If EMC does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed.

EMC’s voting control and its additional rights described above may discourage transactions involving a change of control of us, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. EMC is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of our Class A common stock and without providing for a purchase of any shares of Class A common stock held by persons other than EMC. Accordingly, shares of Class A common stock may be worth less than they would be if EMC did not maintain voting control over us or have the additional rights described above.

In the event EMC is acquired or otherwise undergoes a change of control, any acquiror or successor will be entitled to exercise the voting control and contractual rights of EMC, and may do so in a manner that could vary significantly from that of EMC.

By becoming a stockholder in our company, holders of our Class A common stock are deemed to have notice of and have consented to the provisions of our certificate of incorporation and the master transaction agreement with respect to the limitations that are described above.

Our business and that of EMC overlap, and EMC may compete with us, which could reduce our market share.

EMC and we are both IT infrastructure companies providing products related to storage management, back-up, disaster recovery, security, system management and automation, provisioning and resource management. There can be no assurance that EMC will not engage in increased competition with us in the future. In addition, the intellectual property agreement that we have entered into with EMC will provide EMC the ability to use our source code and intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. EMC’s rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where EMC holds a majority position and one or more of our competitors hold minority positions.

EMC could assert control over us in a manner which could impede our growth or our ability to enter new markets or otherwise adversely affect our business. Further, EMC could utilize its control over us to cause us to take or refrain from taking certain actions, including entering into relationships with channel, technology and other marketing partners, enforcing our intellectual property rights or pursuing corporate opportunities or product development initiatives that could adversely affect our competitive position, including our competitive position relative to that of EMC in markets where we compete with them. In addition, EMC maintains significant partnerships with certain of our competitors, including Microsoft.

EMC’s competition in certain markets may affect our ability to build and maintain partnerships.

Our existing and potential partner relationships may be affected by our relationship with EMC. We partner with a number of companies that compete with EMC in certain markets in which EMC participates. EMC’s majority ownership in us might affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with EMC.

EMC competes with certain of our significant channel, technology and other marketing partners, including IBM and Hewlett-Packard. Pursuant to our certificate of incorporation and other agreements that we have with EMC, EMC may have the ability to impact our relationship with those of our partners that compete with EMC, which could have a material adverse effect on our results of operations or our ability to pursue opportunities which may otherwise be available to us.

Our historical financial information as a business segment of EMC may not be representative of our results as an independent public company.

Our historical financial information we have included in this quarterly report on Form 10-Q and in the final prospectus relating to our IPO does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during those historical periods. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by EMC, including tax, accounting, treasury, legal and human resources services. This historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.

Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our transitional services agreements with EMC.

Before the completion of our initial public offering (“IPO”) of Class A common stock in August 2007, in which we issued and sold 37,950,000 shares of our Class A common stock, including 4,950,000 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $29.00 per share, we were a wholly-owned subsidiary of EMC and we relied on administrative and other resources of EMC to operate our business. In connection with our IPO, we entered into various service agreements with EMC to retain the ability for specified periods to use these EMC resources. These services may not be provided at the same level as when we were a wholly owned subsidiary of EMC, and we may not be able to obtain the same benefits that we received prior to our IPO. These services may not be sufficient to meet our needs, and after our agreements with EMC expire, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with EMC. We will need to create our own administrative and other support systems or contract with third parties to replace EMC’s systems. In addition, we have received informal support from EMC which may not be addressed in the agreements we have entered into with EMC; the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in EMC’s administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

We are a smaller company relative to EMC, which could result in increased costs because of a decrease in our purchasing power and difficulty maintaining existing customer relationships and obtaining new customers.

Prior to our IPO, we were able to take advantage of EMC’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. We are a smaller company than EMC, and we may not have access to financial and other resources comparable to those available to us prior to the IPO. As a stand-alone company, we may be unable to obtain office space, goods, technology and services at prices or on terms as favorable as those available to us prior to our IPO, which could increase our costs and reduce our profitability. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers.

In order to preserve the ability for EMC to distribute its shares of our Class B common stock on a tax-free basis, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.

Beneficial ownership of at least 80% of the total voting power and 80% of each class of nonvoting capital stock is required in order for EMC to effect a tax-free spin-off of VMware or certain other tax-free transactions. We have agreed that for so long as EMC or its successor-in-interest continues to own greater than 50% of the voting control of our outstanding common stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude EMC’s or its successor-in-interest’s ability to undertake a tax-free spin-off. Additionally, under our certificate of incorporation and the master transaction agreement we entered into with EMC, we must obtain the consent of EMC or its successor-in-interest, as the holder of our Class B common stock, to issue stock or other VMware securities, excluding pursuant to employee benefit plans, which could cause us to forgo capital raising or acquisition opportunities that would otherwise be available to us. As a result, we may be precluded from pursuing certain growth initiatives.

Third parties may seek to hold us responsible for liabilities of EMC, which could result in a decrease in our income.

Third parties may seek to hold us responsible for EMC’s liabilities. Under our master transaction agreement with EMC, EMC will indemnify us for claims and losses relating to liabilities related to EMC’s business and not related to our business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot be certain that we will be able to recover the full amount of our losses from EMC.

Although we have entered into a tax sharing agreement with EMC under which our tax liabilities effectively will be determined as if we were not part of any consolidated, combined or unitary tax group of EMC Corporation and/or its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups.

We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation and/or certain of its subsidiaries for state and local income tax purposes. Pursuant to our tax sharing agreement with EMC, we and EMC generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in EMC’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation and/or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return.

Prior to our IPO we were included in the EMC consolidated group for U.S. federal income tax purposes, and expect to continue to be included in such consolidated group for periods in which EMC owned at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the EMC consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation and/or its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.

Any inability to resolve favorably any disputes that arise between us and EMC with respect to our past and ongoing relationships may result in a significant reduction of our revenue.

Disputes may arise between EMC and us in a number of areas relating to our ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from EMC;

•	employee retention and recruiting;

•	business combinations involving us;

•	our ability to engage in activities with certain channel, technology or other marketing partners;

•	sales or dispositions by EMC of all or any portion of its ownership interest in us;

•	the nature, quality and pricing of services EMC has agreed to provide us;

•	business opportunities that may be attractive to both EMC and us; and

•	product or technology development or marketing activities which may require the consent of EMC.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

The agreements we entered into with EMC in connection with our IPO may be amended upon agreement between the parties. While we are controlled by EMC, we may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those we would negotiate with an unaffiliated third party.

Some of our directors and executive officers own EMC common stock, restricted shares of EMC common stock or options to acquire EMC common stock and hold management positions with EMC, which could cause conflicts of interests that result in our not acting on opportunities we otherwise may have.

Some of our directors and executive officers own EMC common stock and options to purchase EMC common stock. In addition, some of our directors are executive officers and/or directors of EMC. Ownership of EMC common stock, restricted shares of EMC common stock and options to purchase EMC common stock by our directors and officers and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. There can be no assurance that the provisions in our certificate of incorporation or the master transaction agreement will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC. As a result, we may be precluded from pursuing certain growth initiatives.

EMC’s ability to control our board of directors may make it difficult for us to recruit independent directors.

So long as EMC beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC can effectively control and direct our board of directors. Further, the interests of EMC and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

We are a “controlled company” within the meaning of the New York Stock Exchange rules, and, as a result, are relying on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are not “controlled companies.”

EMC owns more than 50% of the total voting power of our common shares and, as a result, we are a “controlled company” under the New York Stock Exchange corporate governance standards. As a controlled company, we are exempted under the New York Stock Exchange standards from the obligation to comply with certain New York Stock Exchange corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of independent directors;

•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	for an annual performance evaluation of the nominating and governance committee and compensation committee.

While we have voluntarily caused our Compensation and Corporate Governance Committee to initially be composed entirely of independent directors in compliance with the requirements of the New York Stock Exchange, we are not required to maintain the independent composition of the committee. As a result of our use of the “controlled company” exemptions, holders of our Class A common stock will not have the same protection afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Intel’s and Cisco’s ownership relationship with us and the membership of an Intel representative on our board may create actual or potential conflicts of interest.

Under an investment by Intel Capital in our Class A common stock in August 2007, Intel has an ownership relationship with us and a representative of Intel is expected to become a member of our board of directors. Cisco, pursuant to its purchase of our Class A common stock from EMC, also has an ownership relationship with us, and we have agreed to consider the appointment of a Cisco executive to our board of directors at a future date. These relationships may create actual or potential conflicts of interest and the best interests of Intel or Cisco may not reflect the best interests of other holders or our Class A common stock.

Risks Related to Owning our Class A Common Stock

Our Class A common stock has only been publicly traded since August 14, 2007 and the price of our Class A common stock has fluctuated substantially since then and may fluctuate substantially in the future.

Our Class A common stock has only been publicly traded since August 14, 2007. The trading price of our Class A common stock has increased significantly since then and could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q. Broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general, and technology companies in particular, also have often experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws will have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•

the division of our board of directors into three classes, with each class serving for a staggered three-year term, which would prevent stockholders from electing an entirely new board of directors at any annual meeting;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•

following a distribution of Class B common stock by EMC to its stockholders, the restriction that a beneficial owner of 10% or more of our Class B common stock may not vote in any election of directors unless such person or group also owns at least an equivalent percentage of Class A common stock or obtains approval of our board of directors prior to acquiring beneficial ownership of at least 5% of Class B common stock;

•	the prohibition of cumulative voting in the election of directors or any other matters, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•

the ability of the board of directors to issue, without stockholder approval, up to 100,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and

•

in the event that EMC or its successor-in-interest no longer owns shares of our common stock representing at least a majority of the votes entitled to be cast in the election of directors, stockholders may not act by written consent and may not call special meetings of the stockholders.

Until such time as EMC or its successor-in-interest ceases to beneficially own 20% or more of the outstanding shares of our common stock, the affirmative vote or written consent of the holders of a majority of the outstanding shares of the Class B common stock will be required to:

•	amend certain provisions of our bylaws or certificate of incorporation;

•	make certain acquisitions or dispositions;

•	declare dividends, or undertake a recapitalization or liquidation;

•	adopt any stockholder rights plan, “poison pill” or other similar arrangement;

•

approve any transactions that would involve a merger, consolidation, restructuring, sale of substantially all of our assets or any of our subsidiaries or otherwise result in any person or entity obtaining control of us or any of our subsidiaries; or

•	undertake certain other actions.

In addition, we have elected to apply the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation and bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock.

As a public company we will incur additional costs and face increased demands on our management.

As a public company, we will incur significant legal, accounting and other expenses that we did not directly incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as the rules subsequently implemented by the SEC and the New York Stock Exchange, have required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we intend to add independent directors, create additional board committees and adopt certain policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Furthermore, our management will have increased demands on its time in order to ensure we comply with public company reporting requirements and the compliance requirements of the Sarbanes-Oxley Act of 2002, as well as the rules subsequently implemented by the SEC and the applicable requirements of the New York Stock Exchange.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

In June 2007, we granted broad-based equity awards under our 2007 Equity and Incentive Plan to our employees and non-employee directors, consisting of grants of options to purchase an aggregate of 35,748,022 shares of Class A common stock with an exercise price of $23.00 per share and awards of 19,460 restricted stock units. These option grants and awards of restricted stock units did not require registration under the Securities Act of 1933, as amended (“Securities Act”), because the grants and awards either did not involve a “sale” of securities as such term is used in Section 2(3) of the Securities Act or were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act.

In addition, on June 7, 2007 we awarded 433,216 restricted stock units to our principal financial officer. This award of restricted stock units was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder.

(b) Use of Proceeds from Public Offering of Common Stock

In August 2007, we completed our initial public offering of Class A common stock (“IPO”) pursuant to a registration statement on Form S-1 (Registration No. 333-142368) which the U.S. Securities and Exchange Commission declared effective on August 13, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 37,950,000 shares of our Class A common stock. All of the 37,950,000 shares of Class A common stock registered under the registration statement, which included 4,950,000 shares of our Class A common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $29.00 per share. Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc. acted as the representatives of the underwriters and, together with Credit Suisse

Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., acted as joint book-running managers of the offering. The offering commenced on August 13, 2007 and closed on August 17, 2007. The closing of the over-allotment portion of the offering also occurred on August 17, 2007.

As a result of the IPO, we raised a total of $1,100.6 million in gross proceeds, and approximately $1,033.0 million in net proceeds to us after deducting underwriting discounts and commissions of $60.5 million and estimated offering expenses of $7.0 million. As of June 30, 2007, we had not completed our IPO, and therefore none of the net proceeds of the offering had been received or used as of such date. However after the completion of IPO in August 2007 and our receipt of the net proceeds of the offering, we used a portion of the proceeds to repay $350.0 million of the intercompany note payable owed to EMC and to purchase from EMC our new headquarters for an amount equal to the cost expended by EMC on our behalf in the construction of those facilities, which was $132.6 million. The purchase of our new headquarters facilities was effected through the transfer to VMware of the equity interests in the EMC subsidiary which holds the rights to the facilities. We anticipate that we will use the remaining net proceeds for working capital and other general corporate purposes, including to finance our growth, develop new products and fund capital expenditures and potential acquisitions, as described in the final prospectus with respect to our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act. Pending the use of remaining net proceeds from our IPO, we have invested the proceeds in a variety of capital preservation investments, generally government securities and cash. There has been no material change in the actual or planned use of proceeds from the IPO as described in the final prospectus with respect to our IPO filed with the SEC pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2007, our then sole stockholder, EMC, approved the adoption of our 2007 Equity and Incentive Plan and 2007 Employee Stock Purchase Plan, pursuant to an action by written consent of our sole stockholder pursuant to Section 228 of the Delaware General Corporation Law.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Form of specimen common stock certificate. (2)

10.1	Employment Agreement between the Registrant and Diane Greene (filed herewith).+

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1/A (No. 333-142368) on July 7, 2007.
(2)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1/A (No. 333-142368) on July 27, 2007.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VMWARE, INC.

Dated: September 14, 2007	By:	/s/ Diane B. Greene
Diane B. Greene
President and Chief Executive Officer

VMWARE, INC.

Dated: September 14, 2007	By:	/s/ Mark S. Peek
Mark S. Peek
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Form of specimen common stock certificate. (2)

10.1	Employment Agreement between the Registrant and Diane Greene (filed herewith).+

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1/A (No. 333-142368) on July 7, 2007.
(2)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1/A (No. 333-142368) on July 27, 2007.
+	Management contract or compensatory plan or arrangement.