Form 10-Q
period 2007-09-30
VMWARE, INC.
filed 2007-11-08
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of common stock, par value $.01 per share, of the registrant outstanding as of November 2, 2007 was 382,942,188.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,133,916	$176,134
Accounts receivable, less allowance for doubtful accounts of $1,382 and $2,139	164,106	193,710
Due from EMC, net	76,681	2,245
Deferred tax asset	39,050	27,656
Other current assets	37,489	22,686

Total current assets	1,451,242	422,431
Property and equipment, net	245,882	48,675
Other assets, net	64,786	49,912
Deferred tax asset	52,987	20,935
Intangible assets, net	38,631	43,515
Goodwill	628,210	560,482

Total assets	$2,481,738	$1,145,950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$66,890	$44,227
Accrued expenses	125,264	103,321
Income taxes payable to EMC, current portion	143,025	87,598
Deferred revenue, current portion	290,013	242,603

Total current liabilities	625,192	477,749
Note payable to EMC (see Note F)	450,000	800,000
Deferred revenue, net of current portion	137,206	63,912
Deferred tax liability	27,203	30,579
Other liabilities	9,897	4,522
Commitments and contingencies (see Note H)
Stockholder’s equity (deficit):
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 82,942 and 32,500 shares	829	325
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	1,322,566	—
Accumulated deficit	(94,155)	(234,137)

Total stockholders’ equity (deficit)	1,232,240	(230,812)

Total liabilities and stockholders’ equity (deficit)	$2,481,738	$1,145,950

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License	$247,481	$126,303	$621,086	$329,904
Services	110,335	62,503	292,250	144,419

	357,816	188,806	913,336	474,323
Costs of revenues:
Cost of license revenues	19,158	18,498	60,546	44,717
Cost of services revenues	39,493	19,014	90,946	41,415

	58,651	37,512	151,492	86,132

Gross profit	299,165	151,294	761,844	388,191
Operating expenses:
Research and development	67,840	43,169	194,379	98,123
Sales and marketing	125,736	61,077	311,432	157,724
General and administrative	39,839	19,016	97,166	44,514
In-process research and development	—	—	—	3,700

Operating income	65,750	28,032	158,867	84,130
Investment income	7,300	775	11,718	1,884
Interest income (expense) with EMC, net	(6,743)	480	(13,261)	(334)
Other expense, net	(19)	(291)	(106)	(876)

Income before taxes	66,288	28,996	157,218	84,804
Income tax provision	1,610	9,765	17,236	30,068

Income before cumulative effect of a change in accounting principle	64,678	19,231	139,982	54,736
Cumulative effect of a change in accounting principle, net of tax of $108	—	—	—	175

Net income	$64,678	$19,231	$139,982	$54,911

Net income per weighted average share, basic for Class A and Class B:
Income per share before cumulative effect of a change in accounting principle	$0.18	$0.06	$0.41	$0.16
Cumulative effect of a change in accounting principle	—	—	—	—

Net income per share	$0.18	$0.06	$0.41	$0.17

Net income per weighted average share, diluted for Class A and Class B:
Income per share before cumulative effect of a change in accounting principle	$0.18	$0.06	$0.41	$0.16
Cumulative effect of a change in accounting principle	—	—	—	—

Net income per share	$0.18	$0.06	$0.41	$0.17

Weighted average shares, basic for Class A and Class B	356,431	332,500	340,565	332,500
Weighted average shares, diluted for Class A and Class B	368,567	332,500	344,736	332,500

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$64,678	$19,231	$139,982	$54,911
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	27,643	19,360	72,462	46,446
In-process research and development	—	—	—	3,700
Stock-based compensation	31,737	16,593	59,354	35,020
Other adjustments	(528)	499	(394)	155
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	37,062	(14,016)	30,972	(17,885)
Other assets	5,994	(9,147)	(2,666)	(10,619)
Due from EMC, net	15,644	(81,622)	(74,436)	(105,569)
Accounts payable	8,578	5,880	20,959	19,096
Accrued expenses	(667)	17,936	10,801	38,467
Income taxes payable to EMC	22,888	15,913	60,397	31,841
Deferred income taxes, net	(22,446)	(5,677)	(45,074)	(1,686)
Deferred revenue	7,750	10,761	116,505	61,170

Net cash provided (used) by operating activities	198,333	(4,289)	388,862	155,047

Cash flows from investing activities:
Additions to furniture, fixtures and equipment	(42,375)	(20,158)	(91,294)	(41,960)
Purchase of headquarters facilities from EMC	(132,564)	—	(132,564)	—
Capitalized software development costs	(22,314)	(5,656)	(32,858)	(28,065)
Business acquisitions, net of cash acquired	(54,108)	—	(75,518)	(46,541)
Decrease (increase) in restricted cash	555	455	(5,139)	(12,129)

Net cash used in investing activities	(250,806)	(25,359)	(337,373)	(128,695)

Cash flows from financing activities:
Proceeds from Class A common stock issued in IPO, net of issuance costs	1,035,233	—	1,035,233	—
Proceeds from Class A common stock issued to Intel Capital, net of issuance costs	218,300	—	218,300	—
Proceeds from exercises of stock options	2,760	—	2,760	—
Repayment of note payable to EMC	(350,000)	—	(350,000)	—

Net cash provided by financing activities	906,293	—	906,293	—

Net increase (decrease) in cash and cash equivalents	853,820	(29,648)	957,782	26,352
Cash and cash equivalents at beginning of the period	280,096	94,653	176,134	38,653

Cash and cash equivalents at end of the period	$1,133,916	$65,005	$1,133,916	$65,005

Non-cash items:
Fair value of EMC stock options issued in acquisition	$—	$—	$—	$689

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

Initial Public Offering and Intel Agreement

In August 2007, VMware completed its initial public offering (“IPO”) in which the Company sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of its Class A common stock at a price to the public of $29.00 per share. The net proceeds of the IPO to the Company were $1,035.2 million after deducting the underwriters’ discounts and offering expenses. Until the completion of its IPO, VMware was a wholly-owned subsidiary of EMC Corporation (“EMC”).

In July 2007, VMware entered into a stock purchase agreement with Intel Corporation (“Intel”), pursuant to which Intel, through its affiliate, Intel Capital Corporation (“Intel Capital”), agreed to purchase 9.5 million shares of VMware Class A common stock at $23.00 per share for an aggregate offering price of $218.5 million. VMware has also entered into an investor rights agreement with Intel pursuant to which Intel will have certain registration and other rights as a holder of VMware Class A common stock. Intel Capital’s purchase of the 9.5 million shares of Class A common stock closed in August 2007.

Unaudited Interim Financial Information

These accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results are not necessarily indicative of the results that may be expected for the full year 2007. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 declared effective on August 13, 2007 relating to its initial public offering of shares of its Class A common stock.

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

Principles of Consolidation

The consolidated financial statements include the accounts of VMware and its subsidiaries. All intercompany transactions and balances between VMware and its subsidiaries have been eliminated. All intercompany transactions with EMC in the consolidated statements of cash flows are expected to be settled in cash and changes in the intercompany balances are presented as a component of cash flows from operating activities.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

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

B. Significant Accounting Policies

Revenue Recognition

VMware derives revenue from the licensing of software and related services. VMware recognizes revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. VMware recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

The following summarizes the major terms of VMware’s contractual relationships with customers and the manner in which VMware accounts for sales transactions.

License revenue

VMware recognizes revenue from the sale of software when risk of loss transfers, which is generally upon shipment or electronic delivery.

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

VMware offers rebates to certain of its channel partners. When rebates are based on a set percentage of actual sales, VMware recognizes the cost of the rebates as a reduction of revenue when the underlying revenue is recognized. When rebates are earned only if a cumulative level of sales is achieved, VMware recognizes the cost of the rebates as a reduction of revenue proportionally for each sale that is required to achieve the target.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Multiple element arrangements

VMware’s software products are typically sold with maintenance and/or professional services. Vendor-specific objective evidence (“VSOE”) of fair value for professional services is based upon the standard rates VMware charges for such services when sold separately. VSOE of fair value for maintenance services is established by the rates charged in stand-alone sales of maintenance contracts or the stated renewal rate for maintenance included in the license agreement. The revenue allocated to the software license included in multiple element contracts represents the residual amount of the contract after the fair value of the other elements has been determined.

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

Research and Development and Capitalized Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Technological feasibility is defined as the earlier of the completion of a detail program design or a working model. Such costs include salaries and benefits, including stock-based compensation, consultants, facilities-related costs, equipment costs, and depreciation. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Upon general release of the products, capitalized costs are amortized over periods ranging from 18 to 24 months, which represent the products’ estimated useful lives.

Unamortized software development costs were $60.2 million and $46.5 million at September 30, 2007 and December 31, 2006, respectively, and are included in Other assets, net.

For the third quarter of 2007 and 2006, VMware capitalized $27.6 million (including $5.3 million of stock-based compensation) and $6.8 million (including $1.1 million of stock-based compensation), respectively, of costs incurred for the development of software products. For the nine months ended September 30, 2007 and 2006, VMware capitalized $39.6 million (including $6.7 million of stock-based compensation) and $37.9 million (including $9.8 million of stock-based compensation), respectively, of costs incurred for the development of software products. Amortization expense from previously capitalized amounts was $9.2 million and $7.9 million for the third quarter of 2007 and 2006, respectively. Amortization expense from previously capitalized amounts was $25.9 million and $14.2 million for the first nine months of 2007 and of 2006, respectively.

Long-lived Assets

Intangible assets, other than goodwill, are amortized over their estimated useful lives which range from three to nine years. During the three months ended September 30, 2007 and 2006, VMware amortized $6.6 million and $6.5 million, respectively, for purchased intangible assets. The amortization expense for the nine months ended September 30, 2007 and 2006 was $19.2 million and $19.1 million, respectively.

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

C. Business Acquisitions

VMware acquired Akimbi Systems, Inc. (“Akimbi”) during the quarter ended June 30, 2006 for total consideration of $47.3 million, net of cash acquired. Acquired intangibles of $9.3 million primarily related to developed technology and have a weighted-average useful life of five years. The excess of the purchase price over the fair value of the net assets acquired was $34.9 million at September 30, 2007 and is classified as Goodwill on the consolidated balance sheets. The results of operations of the acquired company have been included in the Company’s consolidated results from the closing date forward.

VMware acquired Propero Ltd (“Propero”) during the quarter ended June 30, 2007 for cash consideration of $21.4 million, net of cash acquired. Acquired intangibles of $4.9 million primarily related to customer contracts and developed technology and have estimated useful lives of between five and seven years. The excess of the purchase price over the fair value of the net assets acquired was $20.1 million at September 30, 2007 and is classified as Goodwill on the consolidated balance sheets. The results of operations of the acquired company have been included in the Company’s consolidated results from the closing date forward.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

VMware acquired Determina, Inc. (“Determina”) and Dunes Technologies, Inc. (“Dunes”) during the quarter ended September 30, 2007 for total cash consideration of $54.1 million, net of cash acquired. Acquired intangibles of $9.4 million primarily related to developed technology and have estimated useful lives between six and seven years. The excess of the purchase price over the fair value of the net assets acquired was $46.8 million at September 30, 2007 and is classified as Goodwill on the consolidated balance sheets. The results of the acquired companies have been included in the Company’s consolidated results from the closing date forward.

Pro forma results of operations have not been presented for the aforementioned acquisitions as the results of the acquired companies, either individually or in the aggregate, were not material to the Company’s consolidated income statement.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 consist of the following (table in thousands):

Goodwill
Balance, December 31, 2006	$560,482
Goodwill acquired	66,939
Finalization of purchase price allocations	789

Balance, September 30, 2007	$628,210

D. Property and Equipment, net

Property and equipment, net, consists of (table in thousands):

	September 30, 2007	December 31, 2006
Furniture and fixtures	$29,298	$1,338
Equipment	120,003	57,321
Buildings and improvements	126,026	11,456
Construction in progress	29,220	9,942

	304,547	80,057
Accumulated depreciation	(58,665)	(31,382)

	$245,882	$48,675

Depreciation expense was $11.8 million and $27.4 million for the three and nine months ended September 30, 2007, respectively, and $5.0 and $13.1 million for the three and nine months ended September 30, 2006, respectively.

In August 2007, VMware used a portion of the IPO proceeds to purchase its new headquarters facilities from EMC for $132.6 million. The buildings at the new headquarters that have been placed into service are depreciated straight-line over their estimated useful life of 39 years. Construction in progress is primarily related to buildings that remain under development at the new headquarters. Land improvements are depreciated straight-line over their estimated useful life of 15 years.

E. Accrued Expenses

Accrued expenses consist of (table in thousands):

	September 30, 2007	December 31, 2006
Salaries and benefits	$59,822	$45,576
Accrued partner rebates	31,428	28,655
Other	34,014	29,090

	$125,264	$103,321

F. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note. This dividend has been given retroactive effect to December 31, 2006 in the accompanying December 31, 2006 balance sheet. The dividend was first applied against retained earnings until that was reduced to zero, then applied against additional paid-in-capital until that was reduced to zero, with the remainder then allocated as a further reduction

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

of retained earnings. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears commencing June 30, 2007. In the third quarter and first nine months of 2007, $10.1 million and $20.0 million of interest expense, respectively, was recorded related to the note payable. The note may be repaid, without penalty, at any time commencing July 2007. Subsequent to receiving the proceeds from the IPO in August 2007, VMware repaid $350.0 million of principal on the note.

G. Income Taxes

Although VMware files a federal consolidated tax return with EMC, the Company has calculated its income tax provision on a separate-return basis. VMware’s effective income tax rate was 2.4% and 11.0% for the three and nine months ended September 30, 2007, respectively. The effective income tax rate for the three months ended September 30, 2007 reflects a benefit of $5.5 million related to the adjustment to the expected annual effective income tax rate from 17% for the six months ended June 30, 2007 to 11% for the nine months ended September 30, 2007. The effective income tax rate was 33.7% for the three months ended September 30, 2006 and 35.5% for the nine months ended September 30, 2006. The reductions in the effective rates for the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 were primarily attributable to the benefit of the Company’s tax structure, whereby income in 2007 earned abroad principally qualifies for deferral from United States taxation, whereas in 2006 the income was principally taxed in the United States.

VMware adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), at the beginning of fiscal year 2007. VMware had no changes to the amount of income tax payable as a result of implementing FIN No. 48. Prior to the adoption of FIN No. 48, VMware’s policy was to classify accruals for uncertain positions as a current liability unless it was highly probable that there would not be a payment or settlement for such identified risks for a period of at least a year. On January 1, 2007, VMware reclassified $4.5 million of income tax liabilities, inclusive of $4.4 million in uncertain tax benefits and $0.1 million of accrued interest, from current to non-current liabilities because a cash settlement of these liabilities was not anticipated within one year of the balance sheet date.

As of January 1, 2007, VMware had $4.4 million of remaining unrecognized tax benefits; if recognized, all of this would be a reduction of income tax expense impacting the effective income tax rate. As of September 30, 2007, VMware had $7.8 million of unrecognized tax benefits, which, if recognized, would be a reduction of income tax expense impacting the effective income tax rate.

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

VMware has substantially concluded all U.S. federal income tax matters for years through 2004. The U.S. federal income tax audit for 2005 and 2006 commenced in the fourth quarter of 2007, and VMware has income tax audits in progress in numerous state, local and international jurisdictions in which it operates. In the Company’s international jurisdictions that comprise a significant portion of its operations, the years that may be examined vary, with the earliest year being 2003. Based on the outcome of examinations of VMware, the result of the expiration of statutes of limitations for specific jurisdictions or the result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. It is possible that one or more of these audits may be finalized within the next 12 months. However, based on the status of examinations, and the protocol for finalizing audits, it is not possible to estimate the impact of such changes, if any, to the previously recorded uncertain tax positions.

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. In addition to the unrecognized tax benefits noted above, VMware had accrued $0.1 million of interest as of January 1, 2007 and $0.2 million of interest as of September 30, 2007.

H. Commitments and Contingencies

Litigation

VMware is a party to various legal proceedings which VMware considers routine and incidental to VMware’s business. Management does not expect the results of any of these proceedings to have a material adverse effect on VMware’s business, results of operations or financial condition.

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at September 30, 2007 are as follows (table in thousands):

2007	$5,140
2008	23,431
2009	22,857
2010	20,568
2011	19,123
Thereafter	276,312

Total minimum lease payments	$367,431

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The amount of the future lease commitments after 2011 is primarily for the ground lease on the Company’s Palo Alto headquarters facilities, which expires in 2057.

I. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards and other restricted stock. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock units, restricted stock awards, and other restricted stock, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be antidilutive. As of September 30, 2007, VMware had 80.0 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$64,678	$19,231	$139,982	$54,911
Shares used in computing basic net income per share	356,431	332,500	340,565	332,500
Effect of dilutive securities	12,136	—	4,171	—

Shares used in computing diluted net income per share	368,567	332,500	344,736	332,500

Basic net income per share	$0.18	$0.06	$0.41	$0.17
Diluted net income per share	$0.18	$0.06	$0.41	$0.17

For the three and nine months ended September 30, 2007, stock options to acquire 0.3 million and 0.3 million, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2006, there is no difference between basic and diluted earnings per share because there were no outstanding options to purchase shares of VMware common stock or other potentially dilutive securities outstanding.

J. Stockholders’ Equity (Deficit)

Initial Public Offering

In August 2007, VMware completed its IPO in which the Company sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of its Class A common stock at a price to the public of $29.00 per share. The net proceeds of the IPO to the Company were $1,035.2 million after deducting the underwriters’ discounts and offering expenses. In August 2007, VMware used a portion of the proceeds to repay $350.0 million of principal on the intercompany note payable owed to EMC; VMware also purchased its new headquarters facilities from EMC for $132.6 million which is equal to the cost expended by EMC in the construction of those facilities.

Intel Agreement

In July 2007, VMware entered into a stock purchase agreement with Intel Corporation (“Intel”), pursuant to which Intel, through its affiliate, Intel Capital Corporation (“Intel Capital”), agreed to purchase 9.5 million shares of VMware’s Class A common stock at $23.00 per share for an aggregate offering price of $218.5 million. VMware also entered into an investor rights agreement with Intel pursuant to which Intel will have certain registration and other rights as a holder of VMware Class A common stock. Intel Capital’s purchase of the 9.5 million shares of Class A common stock closed in August 2007.

Cisco Agreement

In July 2007, VMware was a party to a stock purchase agreement with Cisco Systems, Inc. (“Cisco”) and EMC, pursuant to which Cisco agreed to purchase 6.0 million shares of VMware Class A common stock from EMC at $25.00 per share for an aggregate offering price of $150.0 million. VMware received no proceeds from this transaction. VMware also entered into an investor rights agreement with Cisco pursuant to which Cisco will have certain registration rights as a holder of VMware Class A common stock. Cisco’s purchase of the 6.0 million shares of Class A common stock closed in August 2007.

VMware Equity Plans

In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock. The maximum number of shares of the VMware Class A common stock reserved for the grant or settlement of awards under the 2007 Plan is 80 million. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years. All options expire six years from the date of grant.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

VMware Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan that is intended to be qualified under Section 423 of the Internal Revenue Code. A total of 6.4 million shares of VMware Class A common stock were reserved for issuance under the plan. Under the plan, eligible VMware employees will be granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were first granted under the VMware 2007 Employee Stock Purchase Plan on August 13, 2007, the date on which VMware’s Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission, and will be exercisable on December 31, 2007. Thereafter, options to purchase shares will be granted twice yearly, on or about January 1 and July 1, and will be exercisable on or about the succeeding June 30 or December 31.

Exchange Offer

In connection with the IPO, VMware and EMC conducted an exchange offer (the “Exchange Offer”) enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware Class A common stock and to exchange restricted stock awards of EMC’s common stock for restricted stock awards of VMware’s Class A common stock based on a formulaic exchange ratio which was determined by dividing the two-day volume-weighted average price of EMC’s common stock for the last two full days of the Exchange Offer by the IPO price of VMware Class A common stock. The exchange offer expired on August 13, 2007, the date of the pricing of the IPO. The exchange offer was structured to generally retain the intrinsic value of the tendered EMC securities. The number of VMware options received in exchange for EMC options was determined by multiplying the number of tendered EMC options by the exchange ratio. The exercise price of the VMware options received in exchange was the exercise price of the tendered EMC options divided by the exchange ratio. The number of shares of VMware restricted stock received in exchange for EMC restricted stock was determined by multiplying the number of tendered EMC restricted shares by the exchange ratio. The Exchange Offer will result in a reduction in diluted earnings per share due to the future inclusion of the VMware Class A common stock issued in the exchange. VMware employees that did not elect to exchange their EMC options and EMC restricted stock for options to purchase VMware Class A common stock and restricted stock awards of VMware Class A common stock, respectively, will continue to have their existing grants governed under EMC’s stock plans.

Approximately 11.0 million EMC stock options (approximately 89% of the eligible awards) and approximately 4.7 million EMC restricted stock awards (approximately 81% of the eligible awards) were tendered for exchange in August 2007. At the initial public offering price of $29.00 per share and EMC’s two-day volume-weighted average trading price prior to the consummation of the initial public offering of Class A common stock for the two days ended August 10, 2007 of $17.74 per share, the exchange ratio was 0.6116. There were approximately 6.7 million options to purchase VMware Class A common stock issued in the exchange with a weighted average exercise price of $19.94 and approximately 2.9 million shares of VMware restricted stock issued in the exchange. The total incremental stock-based compensation expense resulting from the exchange of equity instruments was not material.

VMware Stock Options

The following table summarizes option activity since January 1, 2007 for VMware stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	—	—
Granted	37,198	$23.36
Exchanged from EMC stock options	6,732	19.94
Forfeited	(70)	23.07
Exercised	(120)	23.00

Outstanding, September 30, 2007	43,740	$22.83

        In June 2007, options were granted to non-employee directors to purchase 120,000 shares of Class A common stock with an exercise price of $23.00. The options were exercisable immediately, subjected to termination if not exercised within one year from the date of grant, and vest one-third on each of the first three anniversaries of the grant. In July 2007, the 120,000 options to purchase shares of Class A common stock were exercised prior to vesting, resulting in the outstanding shares being subject to repurchase and hence restricted until such time as the underlying options vest. As of September 30, 2007, the $2.8 million in proceeds from the exercise of the options are classified as a liability on the consolidated balance sheet. The proceeds will be reclassified to equity as vesting occurs and the shares are no longer subject to repurchase.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

VMware Restricted Stock

VMware restricted stock includes restricted stock awards, restricted stock units, and other restricted stock. Other restricted stock includes options exercised by non-employee directors that were required to be exercised within one year of grant, but are subject to a three-year vesting provision. The exercise of those options prior to vesting results in the outstanding shares being subject to repurchase and hence restricted until such time as the respective options vest. The following table summarizes restricted stock activity since January 1, 2007 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2007	—	—
Granted	453	$23.00
Exchanged from EMC restricted stock	2,872	21.48
Exercised stock options, subject to repurchase	120	23.00

Restricted stock at September 30, 2007	3,445	$21.74

As of September 30, 2007, 3.4 million shares of VMware restricted stock were outstanding and unvested, with an aggregate intrinsic value of $290.0 million and a weighted average remaining contractual life of approximately 3.2 years. These shares are scheduled to vest through 2011.

In July 2007, a grant of 85,000 restricted stock units was made to an executive. These restricted stock units vest in 2009 only if goals established by the Compensation and Corporate Governance Committee are met. As these goals have not yet been established, these restricted stock units are not considered granted for accounting purposes. Therefore, they are not included as grants in the table shown above.

EMC Stock Options

The following table summarizes option activity since January 1, 2007 for VMware employees in EMC stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	13,825	$11.23
Options relating to employees transferred from EMC	610	21.08
Granted	879	13.91
Exchanged for VMware stock options	(11,009)	12.19
Forfeited	(383)	12.66
Expired	(23)	12.67
Exercised	(1,008)	7.16

Outstanding, September 30, 2007	2,891	$11.69

The total pre-tax intrinsic value of EMC options held by VMware employees that were exercised during the nine months ended September 30, 2007 was $9.5 million. Cash proceeds from the exercise of these stock options paid to EMC were $7.2 million for the nine months ended September 30, 2007.

EMC Restricted Stock

The following table summarizes restricted stock activity since January 1, 2007 for grants to VMware employees of EMC restricted stock (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2007	8,813	$13.34
Granted	48	13.93
Exchanged for VMware restricted stock	(4,697)	13.14
Forfeited	(221)	13.72
Vested	(2,661)	13.47

Restricted stock at September 30, 2007	1,282	$13.72

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

The total fair value of EMC restricted stock granted to VMware employees that vested in the nine months ended September 30, 2007 was $39.6 million.

As of September 30, 2007, 1.3 million shares of EMC restricted stock granted to VMware employees were outstanding and unvested, with an aggregate intrinsic value of $26.7 million and a weighted average remaining contractual life of approximately 3.1 years. These shares are scheduled to vest through 2011.

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

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the three and nine months ended September 30, 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

VMware Stock Options	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Dividend yield	None	None
Expected volatility	39.2%	39.2%
Risk-free interest rate	4.5%	5.0%
Expected life (in years)	3.4	3.4
Weighted-average fair value at grant date	$13.55	$8.19

VMware Employee Stock Purchase Plan	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Dividend yield	None	None
Expected volatility	34.8%	34.8%
Risk-free interest rate	4.8%	4.8%
Expected life (in years)	0.4	0.4
Weighted-average fair value at grant date	$6.99	$6.99

Volatility was based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. The expected term was calculated based on the historical experience that VMware employees have had with EMC stock options grants as well as the expected term of similar grants of comparable companies. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

Fair Value of EMC Options

There were no EMC stock option grants to VMware employees in the three months ended September 30, 2007. Eligible VMware employees were able to participate in the EMC employee stock purchase plan up through the date of the IPO, at which time they were withdrawn from the plan. The fair value of each EMC option granted during the nine months ended September 30, 2007 and the three and nine months ended September, 30 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
EMC Stock Options	2006	2007	2006
Dividend yield	None	None	None
Expected volatility	36.2%	30.1%	35.3%
Risk-free interest rate	4.9%	4.7%	4.9%
Expected life (in years)	4.0	4.2	4.0
Weighted-average fair value at grant date	$3.46	$4.45	$4.33

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
EMC Employee Stock Purchase Plan	2007	2006	2007	2006
Dividend yield	None	None	None	None
Expected volatility	26.0%	28.3%	25.4%	27.4%
Risk-free interest rate	5.0%	5.2%	5.0%	4.7%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value at grant date	$4.19	$2.61	$3.34	$2.96

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(unaudited)

Expected volatilities are based on historical and implied volatilities from traded options in EMC’s stock. VMware uses EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

K. Related Party Transactions

For services provided to EMC customers pursuant to contractual agreements with EMC, VMware recognized professional service revenue of $1.8 million and $7.8 million, respectively, for the three and nine months ended September 30, 2007. For both the three and nine months ended September 30, 2006, VMware recognized $0.3 million of professional service revenue.

For the three and nine months ended September 30, 2007, VMware purchased $0.5 million and $4.2 million, respectively, and for the three and nine months ended September 30, 2006, $0.9 million and $2.3 million, respectively, of storage systems from EMC. The purchase amounts represent EMC’s cost.

The financial statements include expense allocations for certain corporate functions provided by EMC, including accounting, treasury, tax, legal and human resources. These allocations were based on estimates of the level of effort or resources incurred on VMware’s behalf. The total costs allocated from EMC were $2.2 million and $6.9 million for the three and nine months ended September 30, 2007, respectively, and were $1.2 million and $3.8 million for the three and nine months ended September 30, 2006, respectively. Additionally, certain other costs incurred by EMC for VMware’s direct benefit, such as rent, salaries and benefits have been included as expenses in VMware’s financial statements. The total of these other costs were $33.4 million and $78.1 million for the three and nine months ended September 30, 2007, respectively, and $17.0 million and $42.3 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2007, VMware incurred interest expense with EMC, net, of $6.7 million and $13.3 million, respectively, and interest income with EMC, net, of $0.5 million and interest expense with EMC, net, of $0.3 million for the three and nine months ended September 30, 2006, respectively. Interest expense with EMC, net, consists both of interest expense (income) incurred (earned) on VMware’s intercompany balance with EMC and from interest expense on the note payable to EMC (see Note F). In the three and nine months ended September 30, 2007, $10.1 million and $20.0 million of interest expense were recorded related to the note payable, respectively. VMware’s interest income and VMware’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

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

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$200,726	$110,253	$505,217	$262,351
International	157,090	78,553	408,119	211,972

Total	$357,816	$188,806	$913,336	$474,323

Long-lived assets in the United States at September 30, 2007 and December 31, 2006, were $220.0 million and $40.6 million, excluding goodwill, intangible assets and net capitalized software of $668.6 million and $653.4, respectively, as well as financial instruments and deferred tax assets. No country other than the United States accounted for 10% or more of these assets at September 30, 2007 or at December 31, 2006. Long-lived assets internationally were $18.8 million at September 30, 2007 and $5.2 million at December 31, 2006. At September 30, 2007 and December 31, 2006, goodwill, intangible assets and net capitalized software of $67.9 million and $0.3 million, respectively, are excluded from international long-lived assets, as well as financial instruments and deferred tax assets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations that may be announced or closed after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors). The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

All dollar amounts expressed as numbers (except per share amounts) in this MD&A are in millions.

Certain tables may not add due to rounding.

Overview

Our primary source of revenue is the licensing of virtualization software and related support and services through a variety of distribution channels for use by businesses and organizations of all sizes and across numerous industries in their information technology infrastructure. Our virtualization solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructure. We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. For the third quarter and first nine months of each of 2007 and 2006, we derived over 75% of our revenues from our channel partners which include distributors, resellers, x86 systems vendors and system integrators. We have also developed a network of over 6,000 indirect channel partners who fulfill orders through our direct channel partners. A majority of our revenue results from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenue is recognized when the elements of revenue recognition are complete. Maintenance revenue is recognized ratably over the term of the maintenance period, and includes renewals of maintenance sold after the initial maintenance period expires. We also recognize revenue from professional services provided to our customers.

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

In evaluating our results, we focus on operating margin excluding stock-based compensation, amortization of intangible assets, the write-off of in-process research and development, and the net effect of the amortization and capitalization of software development costs incurred in the development of new software products and, to a lesser extent, gross margin. A significant portion of our service revenue is recognized in periods of up to five years subsequent to the initial contract, whereas most of our license revenue is recognized within the first quarter of contract signing. As a result, variability in gross margin can result from differences in when we price our service and when the cost is incurred. Substantially all of our international revenue is for contracts in U.S. dollars to international channel partners. A portion of our operating expenses classified as cost of sales is in currencies other than the U.S. dollar. This difference may cause variability in gross margins and operating margins due to fluctuations in the U.S. dollar compared to other currencies. As a result, we focus our attention on operating margin because it encompasses the entire cost structure supporting our operations. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment.

Prior to our initial public offering (“IPO”) in August 2007, we were a wholly-owned subsidiary of EMC Corporation (“EMC”), and as such we relied on EMC to provide a number of administrative support services and facilities in other countries. Although we will continue to operate under an administrative services agreement and continue to receive support from EMC, our administrative costs may increase. We also are investing in expanding our own administrative functions, including our finance and legal functions, which may be at a higher cost than the comparable services currently provided by EMC. We also will incur additional costs as a public company, including audit, investor relations, stock administration and regulatory compliance costs.

Our Relationship with EMC

As of September 30, 2007, EMC owned 26,500,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 85% of our total outstanding shares of common stock and 98% of the combined voting power of our outstanding common stock.

Our financial statements include expense allocations for certain corporate functions provided by EMC, including accounting, treasury, tax, legal and human resources. These allocations were based on estimates of the level of effort or resources incurred on our behalf. The total costs allocated from EMC were $2.2 and $1.2 for the third quarter of 2007 and 2006, respectively, and were $6.9 and $3.8 for the first nine months of 2007 and of 2006, respectively. Additionally, certain other costs incurred by EMC for our direct benefit, such as rent, salaries and benefits have been included as expenses in our financial statements. The total of these other costs were $33.4 and $17.0 for the third quarter of 2007 and 2006, respectively. These costs were $78.1 and $42.3 for the first nine months of 2007 and of 2006, respectively. For the third quarter of 2007 and 2006, we incurred interest expense with EMC, net, of $6.7 and earned interest income with EMC, net, of $0.5, respectively. For the first nine months of 2007 and 2006, we incurred interest expense with EMC, net, of $13.3 and $0.3, respectively. Interest expense with EMC, net, consists of both interest expense (income) incurred (earned) on our intercompany balance with EMC and of interest expense on the note payable to EMC. In the third quarter and first nine months of 2007, $10.1 and $20.0 of interest expense, respectively, were recorded related to the note payable.

The financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows as if we had operated as a stand-alone company during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance.

Income Statement Presentation

Sources of Revenue

License revenues. Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis and are generally priced based upon the number of physical desktops or server processors on which our software runs.

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

Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or other vendors. Professional services engagements that have durations of ninety days or less are recognized as revenue upon completion of the engagement. Professional services engagements of more than ninety days for which we are able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based upon the hours incurred. Revenue on all other professional services engagements is recognized upon completion.

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

Results of Operations

Revenues

Our revenues for the third quarter and the first nine months of 2007 and 2006 are as follows (table in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License	$247.5	$126.3	$621.1	$329.9
Services	110.3	62.5	292.3	144.4

	$357.8	$188.8	$913.3	$474.3
Percentage of revenues:
License	69.2%	66.9%	68.0%	69.6%
Services	30.8%	33.1%	32.0%	30.4%

	100.0%	100.0%	100.0%	100.0%
Revenues:
United States	$200.7	$110.3	$505.2	$262.4
International	157.1	78.6	408.1	212.0

	$357.8	$188.8	$913.3	$474.3
Percentage of revenues:
United States	56.1%	58.4%	55.3%	55.3%
International	43.9%	41.6%	44.7%	44.7%

	100.0%	100.0%	100.0%	100.0%

Note: Certain columns may not add due to rounding.

Total revenues increased by $169.0, or 90%, to $357.8 in the third quarter of 2007, compared with $188.8 in the third quarter of 2006. The growth in revenues in the third quarter of 2007 reflected an increase of $121.2 in license revenue and an increase of $47.8 in services revenue as compared to the third quarter of 2006. International revenue as a percentage of the total revenue increased to 43.9% for the third quarter of 2007 from 41.6% for the third quarter of 2006.

Total revenues increased by $439.0, or 93%, to $913.3 in the first nine months of 2007, compared with $474.3 in the first nine months of 2006. The growth in revenues in the first nine months of 2007 reflected an increase of $291.2 in license revenue and an increase of $147.8 in services revenue, compared to the first nine months of 2006. International revenue as a percentage of the total revenue has been constant, representing 44.7% for the first nine months of both 2007 and 2006, respectively.

Our revenue contracts with international customers are denominated in U.S. dollars.

License Revenues. Software license revenues increased by $121.2, or 96%, to $247.5 in the third quarter of 2007, compared with $126.3 in the third quarter of 2006. We believe a significant majority of the revenue growth in the third quarter of 2007 compared to 2006 is the result of increased sales volumes, driven largely by greater demand for our virtualization product offerings attributable to wider market acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of our network of indirect channel partners. The increase in our sales and marketing spending and the increase in our distribution channels, which grew by over 1,000 new partners in the third quarter 2007 also contributed to the generation and cultivation of this additional demand. Orders from new indirect channel partners contributed less than 5% to the increase in license revenue from the third quarter of 2006 to the third quarter of 2007.

Software license revenues increased by $291.2, or 88%, to $621.1 in the first nine months of 2007, compared with $329.9 in the first nine months of 2006. We believe a significant majority of the revenue growth in the first nine months of 2007 compared to the same period in 2006 is the result of increased sales volumes, driven largely by greater demand for our virtualization product offerings attributable to wider market acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of our network of indirect channel partners. The increase in our sales and marketing spending and the increase in our distribution channels, which grew by over 2,000 new partners in the first nine months of 2007 also contributed to the generation and cultivation of this additional demand. Orders from new indirect channel partners contributed less than 5% to the increase in license revenue from the first nine months of 2006 to the first nine months of 2007.

The fulfillment of VMware’s Virtual Infrastructure 3 orders in the second and third quarters of 2006 affected the license and services revenue mix for those periods. The fulfillment in the third quarter of 2006 resulted in a revenue mix for that quarter with a higher services revenues component and lower license revenues component. The lower license revenues component, when comparing the third quarter of 2007 to the same period in 2006, contributed to a higher growth rate in license revenues than would otherwise have been expected.

The percentage of orders greater than fifty thousand dollars in the third quarter of 2007, compared to the third quarter of 2006, remained essentially flat. Orders from our distributors and end-user customers which were greater than fifty thousand dollars were approximately 28% of revenues in both the third quarter of 2007 and 2006, respectively. We experienced an increase in the percentage of orders greater than fifty thousand dollars in the first nine months of 2007 as compared to the first nine months of 2006. Orders from our distributors and end-user customers which were greater than fifty thousand dollars were approximately 29% and 26% of revenue in the first nine months of 2007 and 2006, respectively. Although we remain a high-volume transaction business, we believe the increase in the number of orders greater than fifty thousand dollars in the comparative nine month period is a result of broader acceptance of virtualization solutions for organizations’ IT infrastructure and a trend toward end-user customers using our products broadly across their organizations.

Services Revenues. Services revenues increased by $47.8, or 77%, to $110.3 in the third quarter of 2007, compared with $62.5 in the third quarter of 2006. Services revenues increased by $147.8, or 102%, to $292.3 in the first nine months of 2007, compared with $144.4 in the first nine months of 2006. Services revenues consist of software maintenance and professional services revenues.

The fulfillment of VMware’s Virtual Infrastructure 3 orders in the second and third quarters of 2006 affected the license and services revenues mix for those periods. The fulfillment in the third quarter of 2006 resulted in a revenue mix for that quarter with a higher services revenues component and lower license revenues component. The higher services revenues component, when comparing the third quarter of 2007 to the same period in 2006, contributed to a lower growth rate in services revenues than would otherwise have been expected.

Cost of Revenues and Gross Profit, GAAP and Non-GAAP

Information about our costs of revenues with and without stock-based compensation is as follows (table in millions):

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006			For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted
Costs of revenues:
Cost of license revenues	$19.2	$(0.2)	$18.9	$18.5	$(0.0)	$18.5	$60.5	$(0.3)	$60.2	$44.7	$(0.1)	$44.7
Cost of services revenues	39.5	(2.2)	37.3	19.0	(0.7)	18.3	90.9	(3.6)	87.3	41.4	(1.7)	39.7

Total costs of revenues (1)	$58.7	$(2.4)	$56.2	$37.5	$(0.7)	$36.8	$151.5	$(3.9)	$147.6	$86.1	$(1.7)	$84.4
Percentage of total revenues:
Cost of license revenues	5.4%		5.3%	9.8%		9.8%	6.6%		6.6%	9.4%		9.4%
Cost of services revenues	11.0		10.4	10.1		9.7	10.0		9.6	8.7		8.4

Total costs of revenues	16.4%		15.7%	19.9%		19.5%	16.6%		16.2%	18.2%		17.8%

Note: Certain columns may not add due to rounding.

(1)	Included in the cost of revenues is the amortization of capitalized software development costs of $9.2 in the third quarter of 2007 and $7.9 in third quarter of 2006. Costs of revenues include the amortization of capitalized software development costs of $25.9 in the first nine months of 2007 and $14.2 in the first nine months of 2006.

Costs of revenues without stock-based compensation are non-GAAP financial measures. See — “Non-GAAP Financial Measures” below.

Our cost of revenues increased by $21.1, or 56%, to $58.7 in the third quarter of 2007, compared with $37.5 in the third quarter of 2006. Our gross profit increased by $147.9, or 98%, to $299.2 in the third quarter of 2007, compared with $151.3 in the third quarter of 2006. The increases in our cost of sales were primarily attributable to increased direct support, professional services personnel and third-party professional services costs to support the increased services revenues. These costs accounted for $17.3 of the increase. Included in the cost of revenues is the amortization of capitalized software development costs which increased by $1.3, or 17%, to $9.2 in the third quarter of 2007, compared with $7.9 in the third quarter of 2006. Our gross margins, as a percentage of revenues, were 83.6% and 80.1% in the third quarter of 2007 and 2006, respectively. License revenues, which have a higher gross margin than our services revenues, comprised a larger proportion of our revenue mix in the third quarter of 2007, compared with the respective prior period, resulting in the increase in our overall gross margin.

Our cost of revenues increased by $65.4, or 76%, to $151.5 in the first nine months of 2007, compared with $86.1 in the first nine months of 2006. Our gross profit increased by $373.7, or 96%, to $761.8 in the first nine months of 2007, compared with $388.2 in the first nine months of 2006. The increase in our cost of revenues was primarily attributable to increased direct support, professional services personnel and third-party professional services costs to support the increased services revenues. These costs accounted for $49.6 of the increase. Included in the cost of revenues is the amortization of capitalized software development costs, which increased by $11.7, or 82%, to $25.9 in the first nine months of 2007, compared with $14.2 in the first nine months of 2006. Our gross margins, as a percentage of revenues, were 83.4% and 81.8% in the first nine months of 2007 and 2006, respectively. Although license revenues, which have a higher gross margin than our service revenues, comprised a smaller proportion of our revenue mix in the first nine months of 2007 as compared with the respective prior period, the gross margin on our license revenues improved compared to the first nine months of 2006, resulting in our overall gross margin increasing.

Services revenues have a lower gross margin than our license revenues. Total gross margins may fluctuate as the mix between license and services changes.

Operating Expenses, GAAP and Non-GAAP

Information about our operating expenses with and without stock-based compensation is as follows (table in millions):

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006			For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non-GAAP, As Adjusted
Operating expenses:
Research and development	$67.8	$(13.0)	$54.8	$43.2	$(9.3)	$33.9	$194.4	$(27.7)	$166.7	$98.1	$(17.3)	$80.8
Sales and marketing	125.7	(9.6)	116.1	61.1	(3.8)	57.3	311.4	(16.8)	294.7	157.7	(8.4)	149.3
General and administrative	39.8	(6.7)	33.1	19.0	(2.8)	16.2	97.2	(11.0)	86.2	44.5	(7.6)	36.9
In-process research and development	—	—	—	—	—	—	—	—	—	3.7	—	3.7

Total operating expenses	$233.4	$(29.3)	$204.1	$123.3	$(15.9)	$107.4	$603.0	$(55.4)	$547.6	$304.1	$(33.3)	$270.8
Percentage of revenues:
Research and development	19.0%		15.3%	22.9%		18.0%	21.3%		18.3%	20.7%		17.0%
Sales and marketing	35.1		32.5	32.3		30.4	34.1		32.3	33.3		31.5
General and administrative	11.1		9.3	10.1		8.6	10.6		9.4	9.4		7.8
In-process research and development	—		—	—		—	—		—	0.8		0.8

Total operating expenses	65.2%		57.0%	65.3%		56.9%	66.0%		60.0%	64.1%		57.1%

Note: Certain columns may not add due to rounding.

Operating expenses without stock-based compensation are non-GAAP financial measures. See — “Non-GAAP Financial Measures” below.

Research and Development (“R&D”) Expenses

Our R&D expenses increased by $24.7, or 57%, to $67.8 in the third quarter of 2007, compared with $43.2 in the third quarter of 2006. The increase in R&D expenses in the third quarter of 2007 consisted primarily of increased salaries, benefits costs, and consulting fees of $25.8 resulting from the deployment of additional resources to support new product development. Administrative costs, including travel, equipment, facilities and depreciation, increased by $9.4 in the third quarter of 2007. Stock-based compensation expense increased by $3.8 in the third quarter of 2007. Additionally, software capitalization increased by $20.8 to $27.6 (including $5.3 of stock-based compensation) in the third quarter of 2007, compared with $6.8 (including $1.1 of stock-based compensation) in the third quarter of 2006, primarily due to two of our planned new products having reached technological feasibility by the third quarter of 2007.

Our R&D expenses increased by $96.3, or 98%, to $194.4 in the first nine months of 2007, compared with $98.1 in the first nine months of 2006. The increase in R&D expenses in the first nine months of 2007 consisted primarily of increased salaries and benefits costs and consulting fees of $65.5 resulting from deploying additional resources to support new product development. Administrative costs, including travel, equipment, facilities and depreciation, increased by $18.8 in the first nine months of 2007. Stock-based compensation expense increased by $10.3 in the first nine months of 2007. Due to the timing of when projects reached technological feasibility, software capitalization increased by $1.7 to $39.6 (including $6.7 of stock-based compensation) in the first nine months of 2007, from $37.9 (including $9.8 of stock-based compensation) in the first nine months of 2006.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $64.7, or 106%, to $125.7 in the third quarter of 2007, compared with $61.1 in the third quarter of 2006. This increase was primarily the result of higher salaries and benefits costs of $37.1 in the third quarter of 2007 due to both increases in sales and marketing personnel and higher commission expense resulting from increased sales volume. Administrative costs, including travel, equipment, facilities and depreciation, increased by $11.2 in the third quarter of 2007. Stock-based compensation expense increased by $5.8 in the third quarter of 2007, and our marketing expenses increased by $5.6, primarily as a result of our annual VMworld conference taking place in the third quarter of 2007, compared to the fourth quarter of 2006.

Our sales and marketing expenses increased by $153.7, or 97%, to $311.4 in the first nine months of 2007, compared with $157.7 in the respective prior period. This increase was primarily the result of higher salaries and benefits costs of $97.6 in the first nine months of 2007 due to both increases in sales and marketing personnel and higher commission expense resulting from increased sales volume. Administrative costs, including travel, equipment, facilities and depreciation, increased by $23.8 in the third quarter of 2007. Stock-based compensation expense increased by $8.4 in the first nine months of 2007, and our marketing expenses increased by $11.9, primarily as a result of our annual VMworld conference taking place in the third quarter of 2007, compared to the fourth quarter of 2006.

General and Administrative Expenses

Our general and administrative expenses increased by $20.8, or 110%, to $39.8 in the third quarter of 2007, compared with $19.0 in the third quarter of 2006. These expenses increased primarily as a result of additional salaries and benefits costs of $9.0 in the third quarter of 2007 resulting from the additional resources to support the growth of our business. Administrative costs, including travel, equipment, facilities and depreciation, increased by $6.0 in the third quarter of 2007. Stock-based compensation expense increased by $3.9 in the third quarter of 2007.

Our general and administrative expenses increased by $52.7, or 118%, to $97.2 in the first nine months of 2007, compared with $44.5 in the first nine months of 2006. The expenses increased primarily as a result of additional salaries and benefits costs of $18.4 in the first nine months of 2007 for additional resources to support the growth of our business. Administrative costs, including travel, equipment, facilities and depreciation, increased by $13.4 in the first nine months of 2007. Increases in other administrative costs, such as legal, audit and tax fees of $5.6 also contributed to the increase in general and administrative expenses in the first nine months of 2007. Stock-based compensation expense increased by $3.4 in the first nine months of 2007. These administrative costs increased primarily as a result of the costs related to the Exchange Offer and non-capitalizable costs related to the IPO.

Stock-based compensation

Stock-based compensation increased by $15.1, or 91%, to $31.7 in the third quarter of 2007, compared with $16.6 in the third quarter of 2006. Stock-based compensation increased by $24.3 or 69%, to $59.4 in the first nine months of 2007 from $35.0 in the first nine months of 2006. Stock-based compensation primarily increased in 2007 compared with 2006 due to increases in stock-based compensation related to grants under the VMware 2007 Equity and Incentive Plan made late in the second quarter of 2007.

Since the acquisition of VMware by EMC on January 9, 2004, we historically had not issued equity awards in VMware stock to our employees. Prior to the IPO, employees received stock-based compensation in the form of EMC stock options and restricted stock awards and units as a result of grants made by EMC’s Board of Directors. In connection with the IPO, we conducted the Exchange Offer, pursuant to which we offered our eligible employees the ability to exchange their existing EMC options and restricted stock awards for options to purchase our Class A common stock and restricted stock awards of our Class A common stock, respectively.

In the Exchange Offer, approximately 11.0 million shares (approximately 89% of the eligible awards) of EMC stock options were tendered for exchange. Approximately 4.7 million shares (approximately 81% of the eligible awards) of EMC restricted stock were tendered for exchange. At the IPO price of $29.00 per share, EMC’s two-day volume-weighted average trading price prior to the consummation of the IPO for the two days ended August 10, 2007 of $17.74 per share and an exchange ratio of 0.6116, approximately 6.7 million options to purchase VMware Class A common stock, with a weighted average exercise price of $19.94 and approximately 2.9 million shares of VMware restricted Class A common stock were issued in the exchange. The incremental stock-based compensation expense resulting from the exchange of equity instruments was not material. See Item 1 of Part I, “Financial Statements – Note J – Stockholders’ Equity (Deficit).”

As of September 30, 2007, the total unamortized fair value of outstanding VMware equity-based awards and EMC equity-based awards held by VMware employees was approximately $350. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $36 for the fourth quarter of 2007 and $117, $91, $76, and $30 for the years ended 2008, 2009, 2010, and 2011 respectively. The annual expense is subject to the amount of stock-based compensation that may be capitalized and also whether certain performance goals related to RSUs and RSAs are achieved.

Intangible Assets

During the third quarter of 2007 and 2006, we amortized $6.6 and $6.5 for purchased intangible assets, respectively. The amortization expense for each of the first nine months of 2007 and 2006 was $19.2 and $19.1, respectively. Amortization expense was flat in 2007 compared to 2006 due to additional amortization for new acquisitions offset by decreasing amortization for historical acquisitions. The amortization expense was classified as follows in the consolidated income statements (table in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Costs of license revenues	$5.4	$5.5	$15.8	$16.3
Sales and marketing	0.8	0.6	1.9	1.7
General and administrative	0.4	0.4	1.5	1.1

	$6.6	$6.5	$19.2	$19.1

In-Process Research and Development (“IPR&D”) Expenses

We had no IPR&D expense in the third quarter and the first nine months of 2007. IPR&D expense was $3.7 in the first nine months of 2006.

Operating Income

Our operating income increased by $37.7, or 135%, to $65.8 in the third quarter of 2007, compared with $28.0 in the third quarter of 2006. As a percentage of revenues, operating margins were 18.4% and 14.8% in the third quarter of 2007 and 2006, respectively. The effect of capitalizing and amortizing software development costs contributed to the increase in operating margin in the third quarter of 2007. Net capitalized software development costs increased operating income by $18.4 in the third quarter of 2007 due primarily to two of our planned new products having reached technological feasibility by the third quarter of 2007, but decreased operating income by $1.1 in the third quarter of 2006. A portion of our costs of revenues, primarily the costs of personnel to deliver technical support on our products, and a portion of our operating expense primarily related to sales, sales support and research and development, are denominated in foreign currencies, primarily the British pound, the Euro, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. As a result of fluctuations in foreign currency values compared to the U.S. dollar, operating income decreased by $5.0 in the third quarter of 2007 compared to the same quarter of 2006.

Our operating income increased by $74.7, or 89%, to $158.9 in the first nine months of 2007, compared with $84.1 in the first nine months of 2006. As a percentage of revenues, operating margins were 17.4% and 17.7% in the first nine months of 2007 and 2006, respectively. Net capitalized software development costs increased operating income by $13.7 in the first nine months of 2007, and increased operating income by $23.6 in the first nine months of 2006. A portion of our costs of revenues, primarily the costs of personnel to deliver technical support on our products, and a portion of our operating expense primarily related to sales, sales support and research and development, are denominated in foreign currencies, primarily the British pound, the Euro, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. As a result of fluctuations in foreign currency values compared to the U.S. dollar, operating income decreased by $11.3 in the first nine months of 2007 compared to the first nine months of 2006.

Investment Income and Other Expenses, Net

Investment income increased by $6.5 to $7.3 in the third quarter of 2007 as compared with $0.8 in the third quarter of 2006. Investment income consists of interest earned on cash and cash equivalent balances. Investment income increased in 2007 compared to 2006 due to higher cash and cash equivalent balances primarily a result of the proceeds we received from our IPO and the sale of shares of our Class A common stock to Intel Capital Corporation (“Intel Capital”).

Investment income increased by $9.8 to $11.7 in the first nine months of 2007 as compared with $1.9 in the first nine months of 2006. Investment income consists of interest earned on cash and cash equivalent balances. Investment income increased in 2007 compared to 2006 due to higher cash and cash equivalent balances primarily a result of the proceeds received from our IPO and the sale of shares to Intel Capital. Other expense, net, was $0.1 in the first nine months of 2007, and $0.9 in the first nine months of 2006.

Interest Expense with EMC, Net

Interest expense with EMC, net, increased by $7.2 to $6.7 in the third quarter of 2007 as compared with interest income of $0.5 in the third quarter of 2006. In the third quarter of 2007, interest expense with EMC, net, consisted primarily of $10.1 in interest expense incurred on the note issued to EMC in April 2007, offset by interest income of $3.4 earned on amounts due to us from EMC on our intercompany balance. In the third quarter of 2006, the balance consisted of interest income earned on our intercompany balance.

Interest expense with EMC, net, increased by $12.9 to $13.3 in the first nine months of 2007 as compared with $0.3 in the first nine months of 2006. In the first nine months of 2007, interest expense with EMC, net, consisted primarily of $20.0 in interest expense incurred on the note issued to EMC in April 2007, offset by interest income of $6.7 earned on amounts due to us from EMC on our intercompany balance. In the first nine months of 2006, the balance consisted of interest expense incurred on our intercompany balance.

Provision for Income Taxes

Our effective income tax rate was 2.4% for the third quarter of 2007 and 33.7% for the third quarter of 2006. The effective income tax rate in the third quarter of 2007 reflects a benefit of $5.5 from the adjustment to the estimated 11% tax rate for the year. This adjustment to the expected annual effective tax rate arose from changes in the projected mix of income attributable to foreign versus domestic jurisdictions and from the benefit of holding the proceeds from the IPO in tax-exempt money market securities. The effect of the benefit in Q3 was $0.01 on basic earnings per share and $0.02 on diluted earnings per share. The reductions in the effective rates for the third quarter of 2007 compared to the third quarter of 2006 was primarily attributable to the benefit of our tax structure, whereby income earned abroad in 2007 principally qualifies for deferral from United States taxation, whereas in 2006 the income was principally taxed in the United States. In addition, there was a benefit to holding the proceeds from the IPO in tax-exempt money market securities.

Our effective income tax rate was 11.0% for the first nine months of 2007 and 35.5% for the first nine months of 2006. The reduction in the effective rates for the first nine months of 2007 compared to first nine months of 2006 was primarily attributable to the benefit of our tax structure, whereby income earned abroad in 2007 principally qualifies for deferral from United States taxation, whereas in 2006 the income was principally taxed in the United States. In addition, there was a benefit to holding the proceeds from the IPO in tax-exempt money market securities.

Our rate of taxation in foreign jurisdictions is lower than our United States tax rate.

Weighted Average Outstanding Shares

As of September 30, 2007, we had 380.0 million shares outstanding that were included in the calculation of basic earnings per share. Based on the assumptions that follow, our fully-diluted weighted average shares outstanding for the fourth quarter of 2007 would be approximately 402 million shares. For purposes of calculating diluted earnings per share under the treasury stock method, our weighted average share count is impacted by the dilutive effect of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other restricted stock resulting from changes in the market price of our common stock subsequent to the IPO. The estimates of our fully-diluted weighted average shares outstanding includes options to acquire 43.7 million shares, an aggregate of 3.4 million RSUs, RSAs, and other restricted stock outstanding as of September 30, 2007, and that no additional equity-based awards are granted and no additional shares are issued. It is likely that we will grant additional equity-based awards to employees or issue shares for other purposes during the fourth quarter of 2007. The actual number of fully-diluted weighted average shares outstanding will be impacted by future equity-based awards, forfeitures of existing equity-based awards, our stock price, stock option exercises, attainment of performance goals on RSUs and RSAs and shares issued for other purposes, including acquisitions.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), Use of Non-GAAP Financial Measures in Commission Filings, and other Securities Exchange Commission (“SEC”) regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of costs of revenues and operating expenses without stock-based compensation meet the definition of non-GAAP financial measures. These non-GAAP financial measures, which are used as measures of our performance, should be considered in addition to, not as a substitute for or in isolation from, measures of our financial performance prepared in accordance with GAAP. We provide this information to show the impact of stock-based compensation on our results of operations, as it is excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly), and because determining the fair value of the related equity awards involves a high degree of judgment and estimation.

Costs of revenues and operating expenses without stock-based compensation have limitations due to the fact that they do not include all expenses related to the compensation of our people. More specifically, if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in our costs of revenues and operating expenses would be higher. We compensate for this limitation by providing supplemental information about outstanding stock-based awards in the footnotes to our financial statements. Stock-based compensation programs are an important element of our compensation structure and all forms of stock-based awards are valued and included as appropriate in results of operations. Management strongly encourages shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Liquidity and Financial Condition

Our cash flows for the third quarter and first nine months of 2007 and 2006 are as follow (table in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net cash provided (used) by operating activities	$198.3	$(4.3)	$388.9	$155.0
Net cash used in investing activities	$(250.8)	$(25.4)	$(337.4)	$(128.7)
Net cash provided by financing activities	$906.3	—	$906.3	—

Cash provided (used) by operating activities was $198.3 and ($4.3) in the third quarter of 2007 and 2006, respectively.

In the third quarter of 2007, our operating cash flow reflected net income generated during the period of $64.7, adjusted for non-cash items such as depreciation and amortization expense of $27.6 and stock-based compensation of $31.7. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, generated cash flow of $74.8, primarily the result of a decrease in accounts receivable of $37.1.

In the third quarter of 2006, our operating cash flow reflected net income generated during the period of $19.2, adjusted for non-cash items such as depreciation and amortization expense of $19.4 and stock-based compensation of $16.6. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, used cash flow of $60.0, primarily as a result of an increase of $81.6 in our intercompany balance due from EMC. Our intercompany balance with EMC increased primarily as a result of cash transferred as a prepayment of future expenditures to be made on our behalf.

Cash provided by operating activities was $388.9 and $155.0 in the first nine months of 2007 and 2006, respectively.

In the first nine months of 2007, our operating cash flow reflected net income generated during the period of $140.0, adjusted for non-cash items such as depreciation and amortization expense of $72.5 and stock-based compensation of $59.4. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, generated cash flow of $117.5, primarily the result of increases in total deferred revenue of $116.5 and income taxes payable to EMC of $60.4, offset by an increase in our intercompany balance due from EMC of $74.4. Our deferred revenue balance consisted of deferred license revenues of $45.2 and deferred service revenues of $382.0 at September 30, 2007, of which $290.0 of the total deferred revenue balance was classified as current. Of the $137.2 classified as long-term, $89.3 will be recognized as revenue subsequent to December 31, 2008.

In the first nine months of 2006, our operating cash flow reflected net income generated during the period of $54.9, adjusted for non-cash items such as depreciation and amortization expense of $46.4 and stock-based compensation of $35.0. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, generated cash flow of $14.8, primarily as a result of an increase in total deferred revenue of $61.2, an increase in accrued liabilities of $38.5, and an increase in income taxes payable of $31.8, offset by an increase of $105.6 in our intercompany balance due from EMC. The increase in accrued liabilities was primarily due to the introduction of a partner rebate program in the second quarter of 2006.

Cash used in investing activities was $250.8 in the third quarter of 2007 and $25.4 in the third quarter of 2006. Total capital additions were $174.9 and $20.2 in the third quarter of 2007 and 2006. Capital additions increased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to costs related to our new headquarters facilities. We purchased our new facilities from EMC for $132.6 which is equal to the cost expended by EMC in the construction. We purchased furniture and fixtures for the new facilities and invested cash in the remaining buildings under development. In addition to the investment in our headquarters facilities, we purchased server equipment to support increased personnel and related infrastructure requirements. Capitalized software development costs, which exclude stock-based compensation, were $22.3 and $5.7 in the third quarter of 2007 and 2006, respectively. The increase in capitalized software development costs in the third quarter of 2007 compared to the third quarter of 2006 was attributable to two of our planned new products having reached technological feasibility by the third quarter of 2007. The third quarter of 2007 also included cash used in connection with business acquisitions completed in the quarter of $54.1.

Cash used in investing activities was $337.4 in the first nine months of 2007 and $128.7 in the first nine months of 2006. Capital additions were $223.9 and $42.0 in the first nine months of 2007 and 2006. Capital additions increased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to costs related to our new headquarters facilities. We purchased furniture and fixtures for the new facilities and invested cash in the remaining buildings under development. In addition to the investment in our headquarters facilities, we purchased server equipment to support increased personnel and related infrastructure requirements. Capitalized software development costs, which exclude stock-based compensation, were $32.9 and $28.1 in the first nine months of 2007 and 2006, respectively. The increase in capitalized software development costs in the first nine months of 2007 compared to the first nine months of 2006 was attributable to two of our planned new products having reached technological feasibility by the third quarter of 2007. By the second quarter of 2006, our current version of the Virtual Infrastructure software product had reached technological feasibility. The first nine months of 2007 and 2006 also included cash used in connection with business acquisitions completed in those periods of $75.5 and $46.5, respectively.

Cash provided by financing activities was $906.3 in both the third quarter of 2007 and the first nine months of 2007. There were no cash flows from financing activities during 2006. In the third quarter of 2007, we completed our IPO and sold 37,950,000 shares of our Class A common stock. The net proceeds of the IPO to us were $1,035.2 after deducting underwriters’ discounts and offering expenses. Also in the third quarter, Intel Capital purchased 9.5 million shares of our Class A common stock for an aggregate purchase price of $218.3 net of issuance costs. Subsequent to our IPO in August 2007, we used a portion of the proceeds from the IPO to repay $350.0 of principal on the note payable owed to EMC.

Our cash and cash equivalents balance increased from $176.1 at December 31, 2006 to $1,133. 9 at September 30, 2007. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for at least the next twelve months.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the third quarter of 2007.

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

New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under United States generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles and expands disclosures about fair value measurements.

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

International revenues accounted for 43.9% and 41.6% of our total revenues during the third quarter of 2007 and 2006, respectively. International revenues accounted for 44.7% of our total revenues during both the first nine months of 2007 and 2006, respectively. Our revenue contracts are denominated in U.S. dollars and the vast majority of our purchase contracts are denominated in U.S. dollars. A portion of our cost of revenues, primarily the cost of personnel to deliver technical support on our products, and a portion of our operating expense related to sales and sales support and research and development, are denominated in foreign currencies, primarily the British pound, the Euro, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on gross margin and operating income are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, costs of revenue and operating costs may differ materially from expectations. The Company does not hedge its exposure to foreign currency fluctuation. Our exposure to market risk relates primarily to the variable interest obligation on the note we incurred to fund an $800.0 dividend to EMC.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Our independent registered public accounting firm reported to our board of directors a material weakness in the design and operation of our internal controls as of December 31, 2006 related to the capitalization of software development costs. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness resulted from a lack of adequate internal controls to ensure the timely identification and accumulation of costs once a project reaches technological feasibility under applicable accounting standards. We believe we have remediated the material weakness by implementing additional formal policies, procedures and processes, hiring additional accounting personnel and increasing management review and oversight over the financial statement close process.

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

As of September 30, 2007, approximately 32% and 18%, and as of December 31, 2006, approximately 28% and 11%, of our total accounts receivable outstanding were from two distributors. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. One or more of these distributors could delay payments or default on credit extended to them. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were $194.4 million, or 21% of our total revenues in the nine months ended September 30, 2007, and $148.3 million, or 21% of our total revenues in 2006. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

In 2006, we derived approximately 44%, and in the nine months ended September 30, 2007, we derived approximately 45%, of our revenue from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	difficulties in delivering support, training and documentation in certain foreign markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	The overlap of different tax structures or changes in international tax laws;

•	increased exposure to foreign currency exchange rate risk;

•	reduced protection for intellectual property rights, including reduced protection from software piracy in some countries; and

•	difficulties in maintaining appropriate controls relating to revenue recognition practices.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002 and the current rules of the SEC, our management and auditors will be required to evaluate and report on the effectiveness of our internal control over financial reporting as of December 31, 2008. We believe we have remediated the material weakness by implementing additional formal policies, procedures and processes, hiring additional accounting personnel and increasing management review and oversight over the financial statement close process. We believe we have remediated the material weakness and that there have not been any material costs associated with such remediation. However, if our remediation is insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and the price of our common stock may decline.

If we fail to implement an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

We are preparing for compliance with Section 404 by remediating the previously identified material weakness in our internal controls and by assessing, strengthening and testing our system of internal controls. In particular, we believe we will need to increase the number of our accounting personnel and improve our processes and systems to ensure timely and accurate reporting of our financial results in accordance with reporting obligations as a stand-alone public company. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that these measures will remediate the existing material weakness or implement adequate control over our financial processes and reporting. In addition, we have identified certain processes that need to be automated in order to ensure that we have effective internal control over financial reporting. If we are not able to automate these processes in a timely fashion, we will not be able to ensure compliance. Furthermore, as we grow our business, our internal controls will become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover additional material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price.

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

We may have exposure to additional income tax liabilities.

We are subject to income taxes in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our results of operations or financial condition.

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

As of September 30, 2007, EMC owned 26,500,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 85% of the total outstanding shares of common stock or 98% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director. If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC (other than in a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or in transfers following such a distribution), those shares will automatically convert into Class A common stock. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

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

Before the completion of our IPO in August 2007, in which we issued and sold 37,950,000 shares of our Class A common stock at an issue price of $29.00 per share, we were a wholly-owned subsidiary of EMC and we relied on administrative and other resources of EMC to operate our business. In connection with our IPO, we entered into various service agreements with EMC to retain the ability for specified periods to use these EMC resources. These services may not be provided at the same level as when we were a wholly owned subsidiary of EMC, and we may not be able to obtain the same benefits that we received prior to our IPO. These services may not be sufficient to meet our needs, and after our agreements with EMC expire, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with EMC. We will need to create our own administrative and other support systems or contract with third parties to replace EMC’s systems. In addition, we have received informal support from EMC which may not be addressed in the agreements we have entered into with EMC; the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in EMC’s administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

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

Intel Corporation’s (“Intel”) and Cisco Systems Inc.’s (“Cisco”) ownership relationship with us and the membership of an Intel representative on our board may create actual or potential conflicts of interest.

Under an investment by Intel Capital in our Class A common stock in August 2007, Intel has an ownership relationship with us and a representative of Intel is a member of our board of directors. Cisco, pursuant to its purchase of our Class A common stock from EMC, also has an ownership relationship with us, and we have agreed to consider the appointment of a Cisco executive to our board of directors at a future date. These relationships may create actual or potential conflicts of interest and the best interests of Intel or Cisco may not reflect the best interests of other holders or our Class A common stock.

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

a) Sales of Unregistered Securities

In July and August 2007, we granted broad-based equity awards under our 2007 Equity and Incentive Plan to our employees, consisting of grants of options to purchase an aggregate of 51,389 shares of Class A common stock with an exercise price of $23.00 per share, grants of options to purchase an aggregate of 365,740 shares of Class A common stock with an exercise price of $25.00 per share, grants of options to purchase an aggregate of 975,590 shares of Class A common stock with an exercise price of $29.00 per share and awards of 85,000 restricted stock units. These option grants and awards of restricted stock units did not require registration under the Securities Act of 1933, as amended (“Securities Act”), because the grants and awards either did not involve a “sale” of securities as such term is used in Section 2(3) of the Securities Act or were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act.

(b) Use of Proceeds from Public Offering of Common Stock

On August 17, 2007, we completed our IPO of Class A common stock pursuant to a registration statement on Form S-1 (Registration No. 333-142368), which the U.S. Securities and Exchange Commission declared effective on August 13, 2007.

As a result of the IPO, we raised approximately $1,035.2 million in net proceeds to us after deducting underwriting discounts and commissions of $60.5 million and offering expenses of $4.9 million. In August 2007, we used a portion of the proceeds to repay $350.0 million of the $800.0 million note payable owed to EMC. Following the repayment of $350.0 million on the note, the outstanding principal balance was $450.0 million. We also purchased from EMC our new headquarters for an amount equal to the cost expended by EMC on our behalf in the construction of those facilities, which was $132.6 million. Pending the use of remaining net proceeds from our IPO, we have invested the proceeds in a variety of capital preservation investments, generally government securities and cash that are classified as cash and cash equivalents on our September 30, 2007 balance sheet. There has been no material change in the actual or planned use of proceeds from the IPO as described in the final prospectus with respect to our IPO filed with the SEC pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 3, 2007, our then sole stockholder, EMC, approved an amendment and restatement of our Certificate of Incorporation, by an action by written consent of our sole stockholder pursuant to Section 228 of the Delaware General Corporation Law.

On August 9, 2007 our stockholders approved certain amendments to our 2007 Equity and Incentive Plan and our 2007 Employee Stock Purchase Plan, by an action by written consent pursuant to Section 228 of the Delaware General Corporation Law. Written consents were received by us from stockholders holding an aggregate of 326,540,000 shares of our then outstanding shares of capital stock, representing 3,026,540,000 votes in favor of this matter and written consents were not received from stockholders holding an aggregate of 80,000 shares of our then outstanding shares of capital stock, representing 80,000 votes entitled to vote on such matter.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Form of specimen common stock certificate. (2)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1/A (No. 333-142368) on July 9, 2007.

(2)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1/A (No. 333-142368) on July 27, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VMWARE, INC.

Dated: November 8, 2007	By:	/s/ Mark S. Peek
Mark S. Peek
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Form of specimen common stock certificate. (2)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1/A (No. 333-142368) on July 9, 2007.

(2)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1/A (No. 333-142368) on July 27, 2007.