Form 10-K
period 2007-12-31
VMWARE, INC.
filed 2008-02-29
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-33622

VMWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3292913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3401 Hillview Avenue Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)

(650) 427-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, our Class A common stock was not listed on any exchange or over-the-counter market. Our Class A common stock began trading on the New York Stock Exchange on August 14, 2007. At September 30, 2007, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on September 30, 2007) was approximately $2,701,960,365. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of September 30, 2007 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2008, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 383,478,847, of which 83,478,847 shares were Class A common stock and 300,000,000 were Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held in 2008. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2007.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations or other developments in our business that may be announced or consummated after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part I (Risk Factors). The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

i

PART I

ITEM 1.	BUSINESS

VMware is the leading provider of virtualization solutions from the desktop to the data center. Our virtualization solutions represent a pioneering approach to computing that separates the operating system and application software from the underlying hardware to achieve significant improvements in efficiency, availability, flexibility and manageability. Our broad and proven suite of virtualization solutions addresses a range of complex IT problems that include infrastructure optimization, business continuity, software lifecycle management and desktop management. The benefits to our customers include substantially lower IT costs, choice of operating systems and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. Our customer base includes organizations of all sizes across numerous industries and includes 100% of the Fortune 100 and approximately 90% of the Fortune 1,000.

Our solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending. In the nine years since the introduction of our first virtualization platform, we have expanded our offering with virtual infrastructure automation and management products to address distributed and heterogeneous infrastructure challenges such as system recoverability and reliability, backup and recovery, resource provisioning and management, capacity and performance management and desktop security.

We began shipping our first product in 1999, and today we offer 21 products. Our flagship desktop product, VMware Workstation, is in its sixth generation and our flagship server product suite, VMware Infrastructure, is in its third generation.

We work closely with over 500 technology partners, including leading server, microprocessor, storage, networking and software vendors. We have shared the economic opportunities surrounding virtualization with our partners by facilitating solution development through open Application Programming Interface (“APIs“), formats and protocols and providing access to our source code and technology. The endorsement and support of our partners have further enhanced the awareness, reputation and adoption of our virtualization solutions.

We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. We derive a significant majority of our revenues from our large indirect sales channel of nearly 10,000 channel partners that include distributors, resellers, x86 system vendors and systems integrators. We believe that our partners benefit greatly from the sale of our solutions through additional services, software and hardware sales opportunities. We have trained a large number of partners and end users to deploy and leverage our solutions.

We were incorporated as a Delaware corporation in 1998 and continued to operate in large measure as a stand-alone company following our acquisition by EMC in 2004 and following our initial public offering (“IPO”) of our Class A common stock in August 2007. During 2007, we generated $1.326 billion in revenues, an 88% increase over our 2006 results. For financial information about our business by product and geographic area, see Note L to the consolidated financial statements included elsewhere in this filing. Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California and we have 54 offices worldwide.

Overview of Virtualization

Virtualization was first introduced in the 1970s to enable multiple business applications to share and fully harness the centralized computing capacity of mainframe systems. Virtualization was effectively abandoned during the 1980s and 1990s when client-server applications and inexpensive x86 servers and personal computers established the model of distributed computing. Rather than sharing resources centrally in the mainframe model, organizations used the low cost of distributed systems to build up islands of computing capacity, providing some benefits but also introducing new challenges. In 1999, VMware introduced virtualization to x86 systems as a means to efficiently address many of these challenges and to transform x86 systems into general purpose, shared hardware infrastructure that offers full isolation, mobility and operating system choice for application environments.

Virtualization can be implemented using various approaches. The most prevalent approach uses a layer of software called a “hypervisor” that resides below the operating system. The hypervisor provides the capability to enable multiple applications and operating systems to share the underlying hardware safely by encapsulating each application and operating system in its own “virtual machine.” Organizations use this technology to run multiple applications and heterogeneous operating systems on the same hardware and across different hardware configurations, raising utilization and reducing costs.

The introduction of virtualization technology presents a number of opportunities for driving capital and operational efficiency above and beyond the simple benefit of safe partitioning. By decoupling the entire software environment from its underlying hardware infrastructure, virtualization enables the aggregation of multiple servers, storage infrastructure and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. This approach enables organizations to build a computing infrastructure with high levels of utilization, availability, automation and flexibility using building blocks of inexpensive industry-standard servers. Although virtualization represents the core enabling technology, the benefits associated with this general purpose computing infrastructure cannot be fully realized without virtual infrastructure automation and management solutions.

Our virtualization solutions run on industry-standard servers and desktops and support a wide range of operating system and application environments, as well as networking and storage infrastructure. We have designed our solutions to function independently of the hardware and operating system to provide customers with a broad platform choice. Our solutions provide a key integration point for hardware and infrastructure management vendors to deliver differentiated value that can be applied uniformly across all application and operating system environments.

Our Products and Technology

We offer a broad portfolio of products that spans the consumer desktop to the enterprise data center. Our products generally fall into two categories:

•

Virtualization Platforms. Our virtualization platforms include a hypervisor for system partitioning that provides the capability to safely, securely and efficiently run multiple operating systems simultaneously on the same physical machine. Our platforms range from free, entry-level products for the desktop and server to more feature-rich desktop and server platforms. These products represented 38% of our license revenue in 2007.

•

Virtual Infrastructure Automation and Management. Our virtual infrastructure automation products utilize the unique benefits of our virtualization platforms to automate system infrastructure services, such as resource management, availability, mobility and security. By deploying our virtual infrastructure automation products with our virtualization platforms, VMware customers can reduce the operational complexity of their environments. Our virtual infrastructure management products automate the interaction between various IT constituencies and the virtual infrastructure for a specific set of point solutions. These solutions range from capacity sizing and assessment to development lab management. These products represented 62% of our license revenue in 2007.

Virtualization Platform Products

•

VMware Player. VMware Player is a free virtualization platform that enables individuals to run virtual machines on their desktops but does not allow virtual machine creation. We use VMware Player primarily as an awareness tool to familiarize individuals with the concept of virtual machines. VMware Player has been downloaded more than 4 million times since it was made generally available in December 2005.

•

VMware Fusion. VMware Fusion is a consumer-focused desktop virtualization product for users of Intel-based Apple Macintosh computers. Mac users can run Windows, Linux, NetWare or Solaris x86 guest operating systems on their Intel-based Mac without rebooting or repartitioning their hard drives. VMware Fusion enables Mac users to run Windows and Mac OS X applications side-by-side, as well as drag and drop files between Windows and Mac OS X environments.

•

VMware Workstation. VMware Workstation is a desktop virtualization product for software developers and enterprise IT professionals who need to run multiple operating systems simultaneously on a single desktop. Users can run Windows, Linux, NetWare or Solaris x86 in fully networked, portable virtual machines with no rebooting or hard drive partitioning required. VMware Workstation delivers excellent performance and advanced features, such as memory optimization and the ability to manage multi-tier configurations and multiple snapshots.

•

VMware Server. VMware Server is a free virtualization platform that enables simple partitioning of a server into multiple virtual machines. VMware Server runs as an application on top of an existing Windows or Linux operating system, unlike our VMware ESX Server platform, which runs its own microkernel. VMware Server is principally an awareness tool for administrators to become familiar with virtualization, though customers may opt to pay an annual support and subscription fee if they would like the product supported in a production or test environment. VMware Server has been downloaded approximately 2.8 million times since it was made generally available in November 2006.

•

VMware ESX Server. VMware ESX Server is our enterprise-class virtualization platform that runs directly on the hardware with its own microkernel and requires no third-party operating system. VMware ESX Server is designed expressly for the purpose of running virtual machines securely, efficiently and flexibly. VMware ESX Server’s microkernel architecture provides numerous efficiencies and performance benefits, including advanced resource management features, such as memory over commitment and share-based resource allocations to guarantee quality of service. VMware ESX Server also has built-in redundancy features, such as device teaming and storage multi-pathing, to mitigate the risk of any component failure in a high-density, shared environment.

•

VMware ESX Server 3i. Based on VMware ESX Server, VMware ESX Server 3i offers the same functionality as VMware ESX Server, but in a small 32 MB footprint. VMware ESX Server 3i was designed to be pre-integrated and factory-installed as server firmware from our server Original Equipment Manufacturer (“OEM“) partners. Both ESX Server and ESX Server 3i support the entire suite of VMware Infrastructure 3 products, features and solutions.

•

VMware Virtual SMP. VMware Virtual SMP enables a single virtual machine to use up to four physical processors simultaneously, thereby allowing customers to run processor and resource intensive applications in virtual machines.

•

VMware VMFS. VMware VMFS is a clustered file-system and volume manager that enables multiple ESX Servers to safely, efficiently and reliably share block-based storage. It was designed expressly for the purpose of handling virtual machines and is required to enable reliable use of our Virtual Infrastructure Automation products.

Virtual Infrastructure Automation and Management Products

•

VMware VirtualCenter. VMware VirtualCenter provides a central point of control to provision, monitor and manage a virtualized IT environment. VMware VirtualCenter also manages the runtime coordination of infrastructure automation products, such as VMware VMotion, VMware DRS and VMware HA, and provides outbound software interfaces for network and systems management software vendors to incorporate these technologies and other elements of virtual machine management into their user consoles.

•

VMware VMotion. VMware VMotion allows users to move virtual machines with running applications and operating systems from one physical machine to another with no service interruption or data loss. Our customers have used VMware VMotion for more than three years to improve service levels delivered to their end users. Customers typically use VMware VMotion to perform zero-downtime planned hardware maintenance, non-disruptive server migration or dynamic resource repurposing.

•

VMware DRS. VMware Distributed Resource Scheduler (“DRS“) creates resource pools from an aggregation of physical servers. VMware DRS dynamically allocates virtual machines to resource pools on demand. Once virtual machines have been provisioned, VMware DRS continuously monitors utilization across the resource pool and intelligently balances a collection of virtual machines across the servers in the resource pool using VMware VMotion. The VMware DRS resource management policies may be driven by pre-defined and automated rules that reflect business needs and priorities. VMware DRS delivers higher quality of service by managing resource commitments in a shared environment.

•

VMware HA. VMware HA provides automated recovery from hardware failure for any application running in a virtual machine, regardless of its operating system or underlying hardware configuration. The technology includes an in-memory, replicated database across all of the VMware ESX Servers in a resource pool that tracks the status of every virtual machine. In the event of a failure, affected virtual machines are immediately recovered onto alternate systems. This technology addresses a key need to make workloads instantly recoverable to mitigate the impact of hardware failures in a shared environment.

•

VMware Consolidated Backup. VMware Consolidated Backup (“VCB“) enables LAN-free, automated backup of virtual machines from a centralized backup proxy. The product includes software utilities for third-party backup products to efficiently snapshot and back up running virtual machines from a single, secure proxy server. VCB can be used to perform both file-level and full-system backup and recovery with an existing backup infrastructure. It provides a critical, zero-downtime solution to manage the increased density of backup operations in a highly utilized shared environment.

•

VMware Storage VMotion. VMware Storage VMotion enables live migration of virtual machine disks from one data storage system to another with no disruption or downtime. VMware VMotion is typically used by infrastructure administrators to eliminate planned downtime for storage maintenance. Using Storage VMotion, administrators can also dynamically balance the storage workload and address performance bottlenecks by migrating virtual machine disks to the available storage resource. Administrators can minimize service disruption previously incurred for upgrading storage arrays and free storage administrators to improve and manage the storage infrastructure without having to co-ordinate extensively with application and server owners.

•

VMware Update Manager. VMware Update Manager automates patch and update management for VMware ESX Server hosts and virtual machines. Update Manager addresses one of the most significant challenges for IT departments: tracking patch levels and manually applying the latest security and bug fixes. Integration with VMware DRS enables zero-downtime VMware ESX Server host patching capabilities.

•

VMware Capacity Planner. VMware Capacity Planner is a hosted application that enables VMware service providers to perform capacity assessments onsite at a customer facility. The service provider installs and runs a collector at the customer facility that conducts agent-less discovery and collection of performance information for all servers in an environment. VMware Capacity Planner loads this performance information into a hosted data warehouse and provides web-based analytics tools and consolidation recommendations to the service provider.

•

VMware Converter. VMware Converter enables customers to quickly and reliably convert local and remote physical machines into virtual machines. Users may also input third-party image formats or third-party virtual machines into VMware Converter to create virtual machines that run on our platforms.

•

VMware Lab Manager. VMware Lab Manager automates the setup, capture, storage and sharing of multi-machine software configurations for development and staging environments. Using VMware Lab Manager, development and test teams can access multiple software configurations and virtual machines on demand through a self-service portal.

•

VMware ACE. VMware ACE enables desktop administrators to lock down desktop endpoints and protect critical company resources against the risks presented by unmanaged desktops. With VMware ACE, desktop administrators package an IT-managed desktop within a secured virtual machine and deploy it to an unmanaged physical desktop. Once installed, VMware ACE provides a suite of automated security policies around the virtual machine, such as encryption, expiration, network and device access policies, transforming the unmanaged desktop to ensure compliance with security policies.

•

VMware Virtual Desktop Infrastructure. VMware Virtual Desktop Infrastructure (“VDI“) enables companies to host individual desktops inside virtual machines running on centralized servers in their data center. Users access these virtual desktops remotely from a physical desktop or a thin client using a remote display protocol. Since applications are managed centrally at the corporate data center, organizations gain better control over their desktop deployments. Unlike other server-based solutions that do not provide a complete desktop experience or require specific architectures, VMware VDI includes full desktop environments familiar to end users and not limited by hardware or location.

•

VMware Virtual Desktop Manager. VMware Virtual Desktop Manager (“VDM“) is a desktop management server that connects users to virtual desktops in the data center. With VMware VDM, end users can securely access their virtual desktops using either a personal computer or thin client. The product’s easy-to-use interface lets administrators manage thousands of desktops at once, and reduces the time it takes to provision a new desktop from hours to minutes.

Support and Services

We believe that our strong services organization and frequent customer touch points help establish loyal customers that provide references and help promote our technology across various industries. We have implemented a broad services strategy that leverages the professional services organizations of our partners. We have also established our own services offerings to complement our partners’ services offerings and to ensure customer satisfaction, drive additional sales and promote renewals and upgrades. Our services offerings include customized solutions and onsite support that enable us and our channel partners to provide a positive overall customer experience.

We have established our global customer support organization, VMware Global Support Services, to align with and support our expanding customer base.

•

VMware Global Support Services. We offer a suite of proactive, top-quality support packages backed by industry-leading expertise. We offer three support and subscription programs (Platinum, Gold, and Silver) on an annual or multi-year subscription basis, that include VMware support along with access to periodic updates, bug fixes and enhancements to our products. Complimenting our Platinum support and subscription program, we offer Business Critical Support which provides customers personalized technical support delivered by a designated team of experts familiar with a customer’s specific system configuration, past support experience and business needs. A majority of our server customers purchase Platinum support. In addition to phone support, our customers have access to an online product support database for help with troubleshooting and operational questions. Our support teams, located in California, Denver, Canada, Ireland, India and Japan, provide first response and manage the resolution of customer issues. In addition, we have authorized certain systems vendors to provide support for our products on our behalf.

We also offer a range of professional services under our VMware Professional Services offering, which includes:

•

VMware Consulting Services. VMware Certified Professionals provide on-site assistance throughout the virtualization adoption lifecycle to accelerate the implementation of our virtualization solutions. VMware Certified Professionals conduct initial assessments and upgrade workshops and prepare detailed implementation project plans. Once customers are ready for standardization across their enterprise, VMware Certified Professionals help integrate virtual infrastructure into enterprise systems and processes.

•

VMware Education Services. VMware courses provide extensive hands-on labs, case study examples and course materials. Customers work in teams of two on servers located offsite using a variety of remote access technologies.

Technology Alliances

Consistent with our partner-centric strategy, we have engaged a broad group of hardware and software vendors to cooperatively advance virtualization technology through joint marketing, product interoperability, collaboration and co-development. We create opportunity for partners by enabling them to build products that utilize our virtualization technology and create differentiated value through joint solutions.

We have over 500 technology partners with whom we bring joint offerings to the marketplace. We classify our partners as:

•

Independent Hardware Vendors (“IHVs”). We have established strong relationships with large system vendors, including IBM, HP, Dell, NEC, Fujitsu, Fujitsu-Siemens and Sun, for joint certification and co-development. We also work closely with Intel, AMD, Cisco and other IHVs to provide input on product development to enable them to deliver hardware advancements that benefit virtualization users. We coordinate with the leading storage and networking vendors to ensure joint interoperability, as well as to enable our software to access their differentiated functionality.

•

Independent Software Vendors (“ISVs”). We partner with leading systems management, infrastructure software and application software vendors to enable them to deliver value-added products that integrate with our VMware Infrastructure suite of products. Our Technology Alliance Program facilitates joint solution creation and coordinated go-to-market activities with our partners. Our ISV partners have distributed over 700 software applications as virtual appliances.

In addition to developing open APIs, formats and protocols at multiple levels in our products, we provide source code access to select partners in our “Community Source” program to facilitate joint development and partner differentiation. We provide access to our ESX source code to over 350 developers from more than 30 partners for joint development projects. We also work with our industry partners to promote and foster the adoption of industry standards.

In July 2007, we entered into a stock purchase agreement with Intel Corporation (“Intel”), pursuant to which Intel, through its affiliate, Intel Capital Corporation, agreed to purchase 9.5 million shares of our Class A common stock at $23.00 per share for an aggregate offering price of $218.5 million. Intel's purchase closed in August 2007. In addition, we and Intel have entered into a routine and customary collaboration partnering agreement that expresses the parties’ intent to continue to expand their cooperative efforts around joint development, marketing and industry initiatives. Intel’s July 2007 investment in VMware is intended to foster strengthened inter-company collaboration toward accelerating VMware virtualization product adoption on Intel architecture and reinforcing the value of virtualization technology for customers.

In July 2007, we were a party to a stock purchase agreement with Cisco Systems, Inc. (“Cisco”) and EMC, pursuant to which Cisco agreed to purchase 6.0 million shares of our Class A common stock from EMC at $25.00 per share for an aggregate offering price of $150.0 million. Cisco's purchase closed in August 2007. We and Cisco have also entered into a routine and customary collaboration partnering agreement that expresses the parties’ intent to expand cooperative efforts around joint development, marketing and industry initiatives. Cisco’s investment in VMware is intended to strengthen inter-company collaboration towards accelerating customer adoption of VMware virtualization products with Cisco networking infrastructure and the development of customer solutions that address the intersection of virtualization and networking technologies.

We invest significant capital in testing and certification infrastructure to rigorously ensure our software works well with major hardware and software products. We have certified over 500 hardware platforms and have successfully tested over 60 operating systems for use with our solutions. We believe that the scale and scope of this effort is a significant competitive advantage.

Research and Development

We have made and intend to make significant investments in research and development. We have assembled a strong group of developers with system-level and system management software expertise. We also have strong ties to leading academic institutions around the world and support academic programs that range from shared source code for research to sabbatical programs for visiting professors.

We prioritize our product development efforts through a combination of engineering-driven innovation and customer and market-driven feedback. Our research and development culture places high value on innovation, quality and open collaboration with our partners. We currently participate in numerous standards groups and VMware employees hold a variety of standards organization leadership positions, including the presidency of Distributed Management Task Force (“DMTF“) and a board seat on the Green Grid. We believe the strength of our research and development organization is a competitive differentiator.

Sales and Marketing

We sell and market our products largely through a network of channel partners, which includes distributors, resellers, x86 system vendors and systems integrators, with over 75% of our revenue in 2007 derived from this indirect network.

We have established ongoing business relationships with our distributors. Our distributors purchase software licenses and software support from us for resale to end-user customers via resellers.

A substantial majority of our resellers obtain software licenses and software support from our distributors and market and sell them to our end-user customers. The majority of these resellers are part of our VIP Partner Program, which offers these resellers sales and product training, pricing incentives and rebates, access to the worldwide network of VMware distributors and access to the VMware Partner Central Web portal.

We offer several levels of membership in our VIP reseller network depending on a reseller’s interest and capability of providing demand generation, fulfillment, service delivery and education to customers and prospects. We also have certain resellers, as well as systems integrators, who obtain software licenses and software support directly from VMware. The VIP network agreements signed by the resellers carry no obligation to purchase or sell VMware products and can be terminated at any time by either party.

We have a direct sales force that complements our channel partners’ efforts. Our sales force works with our channel partners to introduce them to end-user customer accounts and new sales opportunities. Our channel partners also introduce our sales force to their end-user customers.

In addition, our channel partner network includes certain system integrators and resellers trained and certified to deliver consulting services and solutions leveraging VMware products.

Our strategy is to position our products within a variety of organizations where end-user customers might consider buying virtualization solutions. We provide product training and marketing assistance to our channel partner network.

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours.

As of December 31, 2007, we had agreements with nearly 10,000 channel partners.

We primarily sell our software under perpetual licenses, and our sales contracts generally require end-user customers to purchase maintenance for the first year. Software maintenance is sold both directly to end-user customers and via our network of channel partners, and the majority of professional services are sold directly, with some professional services sold via our channel partners. Our sales cycle with end-user customers ranges from less than 90 days to over a year depending on several factors, including the size and complexity of the customer’s infrastructure.

The competitive landscape in which we operate includes not only other software virtualization vendors, but also traditional hardware solutions. In establishing prices for our products, we take into account, among other factors, the value our products and solutions deliver, and the cost of both alternative virtualization and hardware solutions. We believe the significant number of customers who also purchase our software services reflects a clear customer perception as to the value of our software services.

Our marketing efforts focus on communicating the benefits of our solutions and educating our customers, distributors, resellers, x86 system vendors, systems integrators, the media and analysts about the advantages of our innovative virtualization technology.

We raise the awareness of our company, market our products and generate sales leads through industry events, public relations efforts, marketing materials, free downloads and our website. On average, our website receives approximately 700,000 unique visitors each week, as measured by a third-party tracking system. We also have created an online community called VMware Technology Network (“VMTN“) that enables customers and partners to share and discuss sales and development resources, implementation best practices, and industry trends among other topics. Attendance at VMworld, the largest annual industry conference on virtualization and hosted by VMware, has grown from approximately 1,400 attendees in 2004 to more than 9,000 attendees in 2007. We also offer management presentations, seminars and webinars on our products and topics of virtualization. We believe a combination of these efforts strengthens our brand and enhances our leading market position in our industry.

Customers

Our customers include 100% of the Fortune 100 and approximately 90% of the Fortune 1,000. Our customer deployments range in size from a single virtualized server for small businesses to up to thousands of virtual machines for our largest enterprise customers. In periodic third-party surveys commissioned by us, our customers indicate very high satisfaction rates with our products and many have indicated a strong preference for repeat purchases.

One of our distribution relationships is with Ingram Micro, which accounted for 23% of our worldwide revenues in 2007. The agreement under which we receive the substantial majority of our Ingram Micro revenues is terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. Additionally, Arrow Electronics and Hewlett Packard Company accounted for 12% and 11% of revenues in 2007, respectively. No other channel partner accounted for more than 10% of our revenues in 2007.

Competition

The virtual infrastructure market is evolving, and during 2007 we experienced increased competition and we expect competition to significantly intensify in the future. We compete with large and small companies in different segments of the virtualization market, and expect that new entrants will continue to enter the market and develop technologies that, if commercialized, may compete with our products.

We believe that the key competitive factors in the virtual infrastructure market include:

•	the level of reliability and new functionality of product offerings;

•	the ability to provide full virtual infrastructure solutions;

•	the ability to offer products that support multiple hardware platforms and operating systems;

•	the proven track record of formulating and delivering a roadmap of virtualization capabilities;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	the ability to create and maintain partnering opportunities with hardware and infrastructure software vendors and development of robust indirect sales channels; and

•	the ability to attract and retain virtualization and systems experts as key employees.

Microsoft is our primary competitor for virtualization solutions. Microsoft currently provides products that compete with some of our entry-level offerings and has announced its intention to provide products that will compete with some of our enterprise-class products in the future. Microsoft has made a number of announcements recently regarding initiatives in this area, including acquisitions, and they may become a more significant competitor in the future, given their significant resources. We have developed our virtualization solutions as a software layer between the hardware and the operating system that is not tied to a specific operating system. We also have an expert advanced vision of the manager and automated data center. We believe our approach and roadmap is differentiated from Microsoft’s and delivers significant flexibility, functionality, reliability and superior economic value to customers.

We also compete with companies whose products are based on emerging open-source technologies for system virtualization. In addition, we compete with companies that take different approaches to virtualization. However, we believe these solutions offer limited support for heterogeneous operating system deployments. Furthermore, our VMware Infrastructure suite competes with products that provide high availability clustering, workload management and resource management.

We also expect to compete with new entrants to the virtualization market, which may include parties currently selling our products or our current technology partners. Additionally, some of our competitors may make acquisitions or enter into partnerships or other strategic relationships with one another to offer a more comprehensive virtualization solution than they individually had offered. Some competitors have in the past and may in the future take advantage of their existing relationships with our business partners to engage in business practices such as distribution and license restrictions that make our products less attractive to our channel partners and end users. A number of companies have recently announced initiatives in these areas. Many of our current and future competitors have longer operating histories, greater name recognition and greater financial, sales and marketing and other resources than do we.

We believe our market leadership, large customer base, strong partner network, broad and innovative solutions suite and platform-agnostic approach position us favorably to compete effectively for the foreseeable future.

Intellectual Property

To date, the United States Patent and Trademark Office has issued us 31 patents covering various aspects of our server virtualization and other technologies. The granted United States patents will expire beginning in 2018, with the latest granted patent expiring in 2024. We also have numerous United States provisional and non-provisional patent applications pending that cover other aspects of our virtualization and other technologies.

We have been issued trademark registrations in the United States, the European Community and Japan covering the trademarks VMWARE for use in connection with computer software, clothing and reference materials, and VMWORLD for use in connection with educational seminars. VMWARE also is our registered trademark in Australia, Canada, India, Israel, the Republic of Korea, Mexico, Singapore and Taiwan. We also have a trademark application pending to register the VMWARE mark in China. We have trademark applications pending to register the VMWARE FUSION mark in Australia, Canada, China, the European Community, Hong Kong, Japan, New Zealand, the Russian Federation, the Republic of Korea, and the United States. We also have trademark applications pending to register the VMMARK mark in the United States, China, European Community, India, Israel, Japan, and the Russian Federation. In addition, we have registered trademarks for GSX SERVER and P2V in the United States and for MULTIPLEWORLDS in Japan.

We also rely on intellectual property protections, such as copyrights and trade secrets.

Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. United States patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. Our granted United States patents, and to the extent any future patents are issued, any such future patents may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing these patents. Therefore, the exact effect of our patents and the other steps we have taken to protect our intellectual property cannot be predicted with certainty.

Employees

As of December 31, 2007, we had approximately 5,000 employees in offices worldwide. None of our employees are represented by labor unions, and we consider current employee relations to be good.

We contract with EMC to utilize personnel who are dedicated to work for VMware on a full-time basis. These individuals are located in countries in which we do not currently have an operating subsidiary and are predominantly dedicated to our marketing efforts. We use contractors from time to time for temporary assignments and in locations in which we do not currently have operating subsidiaries. In the event that these contractor resources were not available, we do not believe that this would have a material adverse effect our operations.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.vmware.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of the (i) charters for our Audit Committee, Compensation and Corporate Governance Committee and Mergers and Acquisitions Committee, (ii) our Business Conduct Guidelines (code of business conduct and ethics) and (iii) our Corporate Governance Guidelines, are available on the Investor Relations page of our website at www.vmware.com. Copies will be provided to any shareholder upon request. Please send a written request to VMware Investor Relations, 3401 Hillview Avenue, Palo Alto, California 94304. None of the information posted on or accessible through our website is incorporated by reference into this Annual Report.

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

The virtualization products and services we develop and sell are based on an emerging technology platform and our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting virtualization solutions. Our relatively limited operating history and the relatively limited extent to which virtualization solutions have been currently adopted may make it difficult to evaluate our business because the potential market for our products remains uncertain. The markets for our virtualization products are new and have grown rapidly from a small base. This has resulted in significant percentage increases in our product sales in recent periods. As the markets for our products mature and the scale of our business increases, the rate of growth in our product sales may be lower than those we have experienced in recent periods. In addition, to the extent that the virtualization market develops more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased profit margins.

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft currently provides products that compete with some of our free offerings and has released a beta version of a product that will likely compete with our entry level enterprise-class products in the future. Microsoft’s offerings are positioned to compete with our hypervisor offerings. We also face competition from other companies, including several recent market entrants and there have been a number of announcements of new product initiatives, alliances and consolidation efforts by our competitors. For example, Citrix Systems acquired XenSource, a developer of virtual infrastructure software, and announced an expansion of its alliance with Microsoft, and XenSource products were made available preinstalled on servers of certain x86 vendors. Virtual Iron Software released a new version of its infrastructure product, Sun Microsystems announced a virtualization initiative and Oracle released a Xen-based product. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our profit margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer.

Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has implemented distribution arrangements with x86 system vendors and independent software vendors, or ISVs, related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of our corresponding format. Microsoft has also recently implemented pricing policies that require customers to pay additional license fees based on certain uses of virtualization technology. These distribution and licensing restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle’s announcement promised free server virtualization software intended to support Oracle and non-Oracle applications. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack the technical advantages of our own offerings.

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

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive virtualization solution than they individually had offered. For example, Citrix Systems recently acquired XenSource, a developer of virtualization solutions and Microsoft recently announced an expansion of its alliance with Citrix. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

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

In addition, factors that may affect our operating results include, among others:

•	fluctuations in demand, adoption, sales cycles and pricing levels for our products and services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	the timing of recognizing revenue in any given quarter as a result of software revenue recognition policies;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of products or upgrades by us or by our competitors;

•	our ability to implement scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales; and

•	general economic conditions in our domestic and international markets.

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

Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, may make it more difficult to introduce those products to end users and delay end user adoption of our product offerings. We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain x86 system vendors have begun to offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners and x86 system vendors may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. One of the Company’s distribution agreements is with Ingram Micro, which accounted for 23% of our revenues in 2007. The agreement with Ingram Micro under which the Company receives the substantial majority of its Ingram Micro revenues is terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. The terms of this agreement between Ingram Micro and us are substantially similar to the terms of the agreements we have with other distributors, except for certain differences in shipment and payment terms, indemnification obligations and product return rights. While we believe that we have in place, or would have in place by the date of any such termination, agreements with other distributors sufficient to maintain our revenues from distribution, if we were to lose Ingram Micro’s distribution services, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

The concentration of our product sales among a limited number of distributors increases our potential credit risk and could cause significant fluctuations or declines in our product revenues.

One distributor accounted for 23%, 29% and 30% of revenues in 2007, 2006 and 2005, respectively. Additionally, another distributor accounted for 12% of revenues in 2007. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

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

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth and our compensation expenses may increase.

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

Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other written materials for our software, under trade secret and copyright laws. However, we have chosen to provide access to our hypervisor and other selected source code to more than 40 of our partners for co-development, as well as for open APIs, formats and protocols. Though we generally control access to our source code and other intellectual property, and enter into confidentiality or license agreements with such partners, as well as with our employees and consultants, our safeguards may be insufficient to protect our trade secrets and other rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.

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

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Additionally, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product offerings and delay product sales. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be materially adversely affected.

Our current research and development efforts may not produce significant revenues for several years, if at all.

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were $285.9 million, or 22% of our total revenues in 2007, and $148.3 million, or 21% of our total revenues in 2006. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.

The markets for our software solutions are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-

party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. We may not be able to develop updated products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products to work with these systems and devices. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the expected migration of servers from dual-core to quad-core microprocessor technology will also allow an end user with a given number of licensed copies of our software to double the number of virtualization machines run per server socket without having to purchase additional licenses from us. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. If any of the foregoing events were to occur, our ability to retain or increase market share and revenues in the virtualization software market could be materially adversely affected.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.

If we are unable to develop new products and services, or to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy new software licenses or renew software license updates and product support. In addition, information technology standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected;

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	Entering into new or unproven markets with which we have limited experience;

•	Incorporating and integrating acquired products and technologies; and

•	Developing or expanding efficient sales channels.

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenue could be negatively impacted.

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

In the future we may seek to acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. We have limited historical experience with the integration of acquired companies. There can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from these businesses. Any difficulties we encounter in the integration process could divert management from day-to-day responsibilities, increase our expenses and have a material adverse effect on our business, financial condition and results of operations. In addition, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable and are required to test goodwill for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets resulting from an acquisition or otherwise is determined, resulting in an adverse impact on our results of operations.

Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales and operations.

In 2007, we derived approximately 46% of our revenue from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	difficulties in delivering support, training and documentation in certain foreign markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	economic or political instability and security concerns in countries that are important to our international sales and operations;

•	the overlap of different tax structures or changes in international tax laws;

•	increased exposure to foreign currency exchange rate risk;

•	reduced protection for intellectual property rights, including reduced protection from software piracy in some countries; and

•	difficulties in transferring funds from certain countries; and

•	difficulties in maintaining appropriate controls relating to revenue recognition practices.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. We expect a significant portion of our growth to occur in foreign countries which can add to the difficulties in establishing and maintaining adequate management systems and internal controls over financial reporting and increase challenges in managing an organization operating in various countries.

Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales.

Our products are highly technical and may contain errors, which could cause harm to our reputation and adversely affect our business.

Our products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products. End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

Our independent registered public accounting firm identified a material weakness in the design and operation of our internal controls as of December 31, 2006, which we remediated in 2007. We cannot assure you that material weaknesses will not exist or be identified in future periods.

Our independent registered public accounting firm reported to our board of directors a material weakness in the design and operation of our internal controls as of December 31, 2006 related to the capitalization of software development costs. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness resulted from a lack of adequate internal controls to ensure the timely identification and accumulation of costs once a project reaches technological feasibility under applicable accounting standards. Our historical consolidated financial statements reflect adjustments to properly state our capitalized software development costs for the periods included therein. Our independent registered public accounting firm was not engaged to audit the effectiveness of our internal control over financial reporting as of December 31, 2006. If such an evaluation had been performed, additional material weaknesses may have been identified. Our independent registered public accounting firm was also not engaged to audit the effectiveness of our internal control over financial reporting as of December 31, 2007. If such an evaluation had been performed, material weaknesses may have been identified.

We have remediated the material weakness found in our internal controls as of December 31, 2006 by implementing additional formal policies, procedures and processes, hiring additional accounting personnel and increasing management review and oversight over the financial statement close process. Under Section 404 of the Sarbanes-Oxley Act of 2002 and the current rules of the SEC, our management and independent registered public accounting firm will be required to evaluate and report on the effectiveness of our internal control over financial reporting as of December 31, 2008. If additional material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and the price of our common stock may decline.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

We are preparing for compliance with Section 404 by remediating the previously identified material weakness in our internal controls and by assessing, strengthening and testing our system of internal controls. In particular, we believe we will need to increase the number of our accounting personnel and improve our processes and systems to ensure timely and accurate reporting of our financial results in accordance with reporting obligations as a stand-alone public company. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that these measures will remediate the existing material weakness or implement adequate control over our financial processes and reporting. In addition, we have identified certain processes that need to be automated in order to ensure that we have effective internal control over financial reporting. If we are not able to automate these processes in a timely fashion, we will not be able to ensure compliance. Furthermore, as we grow our business, our internal controls will become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify additional material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price.

Problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we are in the process of enhancing our information systems. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations, and cash flows could be negatively impacted.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. For example, renewal of the U.S. research and development tax credit which benefited our tax rate by approximately 4 percentage points in 2007 is uncertain from year to year and it currently stands repealed for 2008. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our results of operations or financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems, such as computer viruses or terrorism, which could result in delays or cancellations of customer orders or the deployment of our products.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, operating results and financial condition. As we continue grow internationally, increasing amounts of our business will be located in foreign countries that may be more subject to political or social instability that could disrupt operations. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Furthermore, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our revenues would be adversely affected.

Risks Related to Our Relationship with EMC

As long as EMC controls us, holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.

As of December 31, 2007, EMC owned 26,500,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 85% of the total outstanding shares of common stock or 98% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group II directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group I director(s). Shares of Class B common stock are entitled to one vote per share when voting for such remaining directors. Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors. If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC (other than in a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or in transfers following such a distribution), those shares will automatically convert into Class A common stock. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

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

Our certificate of incorporation and the master transaction agreement between us and EMC also contain provisions that require that as long as EMC beneficially owns at least 20% or more of the outstanding shares of our common stock, the prior affirmative vote or written consent of EMC (or its successor-in-interest) as the holder of the Class B common stock is required (subject in each case to certain exceptions) in order to authorize us to:

•	consolidate or merge with any other entity;

•	acquire the stock or assets of another entity in excess of $100 million;

•	issue any stock or securities except to our subsidiaries or pursuant to our employee benefit plans;

•	establish the aggregate annual amount of shares we may issue in equity awards;

•	dissolve, liquidate or wind us up;

•	declare dividends on our stock;

•	enter into any exclusive or exclusionary arrangement with a third party involving, in whole or in part, products or services that are similar to EMC’s; and

•	amend, terminate or adopt any provision inconsistent with certain provisions of our certificate of incorporation or bylaws.

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

Our historical financial information we have included in this annual report on Form 10-K does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during those historical periods. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by EMC, including tax, accounting, treasury, legal and human resources services. This historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.

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

Beneficial ownership of at least 80% of the total voting power and 80% of each class of nonvoting capital stock is required in order for EMC to effect a tax-free spin-off of VMware or certain other tax-free transactions. We have agreed that for so long as EMC or its successor-in-interest continues to own greater than 50% of the voting control of our outstanding common stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude EMC’s or its successor-in-interest’s ability to undertake a tax-free spin-off. Additionally, under our certificate of incorporation and the master transaction agreement we entered into with EMC, we must obtain the consent of EMC or its successor-in-interest, as the holder of our Class B common stock, to issue stock or other VMware securities, excluding pursuant to employee benefit plans (provided that we obtain Class B common stockholder approval of the aggregate annual number of shares to be granted under such plans), which could cause us to forgo capital raising or acquisition opportunities that would otherwise be available to us. As a result, we may be precluded from pursuing certain growth initiatives.

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

Any inability to resolve favorably any disputes that arise between us and EMC with respect to our past and ongoing relationships may result in a significant reduction of our revenue and earnings.

Disputes may arise between EMC and us in a number of areas relating to our ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from EMC;

•	employee retention and recruiting;

•	business combinations involving us;

•	our ability to engage in activities with certain channel, technology or other marketing partners;

•	sales or dispositions by EMC of all or any portion of its ownership interest in us;

•	the nature, quality and pricing of services EMC has agreed to provide us;

•	arrangements with third parties that are exclusionary to EMC;

•	business opportunities that may be attractive to both EMC and us; and

•	product or technology development or marketing activities or customer agreements which may require the consent of EMC.

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

While we have voluntarily caused our Compensation and Corporate Governance Committee to currently be composed entirely of independent directors in compliance with the requirements of the New York Stock Exchange, we are not required to maintain the independent composition of the committee. As a result of our use of the “controlled company” exemptions, holders of our Class A common stock will not have the same protection afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Intel Corporation’s (“Intel”) and Cisco Systems Inc.’s (“Cisco”) ownership relationship with us and the membership of an Intel representative on our board may create actual or potential conflicts of interest.

As a result of an investment by Intel Capital in our Class A common stock in August 2007, Intel has an ownership interest in with us and pursuant to Intel’s right to designate a director acceptable to our board of directors, we appointed a representative of Intel to our board of directors. Cisco, pursuant to its purchase of our Class A common stock from EMC, also has an ownership relationship with us, and we appointed an executive officer of Cisco (since retired from that position) proposed by Cisco as one of our directors. These relationships may create actual or potential conflicts of interest and the best interests of Intel or Cisco may not reflect the best interests of other holders or our Class A common stock.

Risks Related to Owning Our Class A Common Stock

Our Class A common stock has only been publicly traded since August 14, 2007 and the price of our Class A common stock has fluctuated substantially since then and may fluctuate substantially in the future.

Our Class A common stock has only been publicly traded since our initial public offering on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between September 30, 2007 and January 31, 2008, the closing trading price of our Class A common stock was very volatile, ranging between $54.87 and $124.83 per share, including single-day increases of up to 13% and declines up to 34%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this annual report on Form 10-K.

Substantial amounts of Class A common stock are held by our employees, EMC, Intel and Cisco, and all of the shares of our Class B common stock, which may be converted to Class A common stock upon request of the holder, are held by EMC. Approximately 21 million shares of Class A common stock held by our employees will vest or otherwise become eligible for sale during 2008, with approximately half that amount vesting during the second quarter of 2008. Contractual restrictions on the sale of shares held by EMC expired in February 2008 and will expire for the shares held by Cisco and Intel in August 2008. Shares of Class A common stock held by EMC (including shares of Class A common stock that might be issued upon the conversion of Class B common stock) are eligible for sale subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding Class A common stock or our average weekly trading volume during any three-month period and following the expiration of their contractual restrictions, shares held by Cisco and Intel will be subject to such requirements to the extent Cisco and Intel are deemed to be our “affiliates” as that term is defined in Rule 144. Additionally, EMC, Cisco and Intel possess registration rights with respect to the shares of our common stock that they hold. If they choose to exercise such rights, their sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our Class A common stock may decline.

Additionally, broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general, and technology companies in particular, also have often experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

As a public company we incur costs and face demands on our management in addition to the costs and demands we faced prior to our initial public offering .

As a public company, we incur significant legal, accounting and other expenses that we did not directly incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as the rules subsequently implemented by the SEC and the New York Stock Exchange, have required changes in corporate governance practices of public companies. These rules and regulations have increased and will continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, in connection with becoming a public company, we have added independent directors and may add more, created additional board committees and adopted certain policies regarding internal controls and disclosure controls and procedures and may expand those procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Furthermore, our management will have increased demands on its time in order to ensure we comply with public company reporting requirements and the compliance requirements of the Sarbanes-Oxley Act of 2002, as well as the rules subsequently implemented by the SEC and the applicable requirements of the New York Stock Exchange.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2007, we owned or leased the facilities described below:

Location		Approximate Sq. Ft*	Principal Use(s)

Palo Alto, CA	owned:	462,000	Executive and administrative offices, sales and marketing, and R&D
	leased:	410,000

North and Latin American region (excluding Palo Alto, CA)	leased:	244,000	Administrative offices, R&D, sales and marketing

Europe, Middle East and Africa region	leased:	196,000	Administrative offices, R&D, marketing

Asia Pacific region	leased:	129,000	R&D, marketing

*	Of the total square feet leased, approximately 320,000 square feet were under construction (primarily improvements to existing structures prior to occupancy) as of December 31, 2007.

In August 2007, we used a portion of the net proceeds from our initial public offering of our Class A common stock to purchase our new corporate headquarters facilities in Palo Alto from EMC for $132.6 million which is equal to the cost expended by EMC in the construction of those facilities through the date of purchase. As of December 31, 2007, approximately 105,000 square feet remain under construction. Although we own the building and improvements, the land is leased. The ground lease relating to our new corporate headquarters expires in 2057.

We believe that our current facilities, including our new headquarter facilities, are suitable for our current employee headcount, but we intend to add new facilities or expand existing facilities as we add employees and expand our operations. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

For further information regarding our lease obligations, see Note I to our Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

VMware is named from time to time as a party to lawsuits in the normal course of its business. In such cases it is our policy to defend against such claims, or if considered appropriate, negotiate a settlement on commercially reasonable terms. However, no assurance can be given that we will be able to negotiate settlements on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our consolidated financial position, liquidity, operating results, or our consolidated financial statements taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages as of February 15, 2008 are as follows:

Name	Age	Position(s)
Diane B. Greene	52	President, Chief Executive Officer and Director
Mark S. Peek	50	Chief Financial Officer
Carl M. Eschenbach	41	Executive Vice President of Worldwide Field Operations
Rashmi Garde	42	Vice President and General Counsel
Dev R. (Richard) Sarwal	45	Executive Vice President of Research and Development

Diane B. Greene has been a director of VMware since April 2007 and is a member of our Mergers and Acquisitions Committee. Ms. Greene is a founder of VMware and has served as its President and CEO from its inception in 1998. Prior to this offering, Ms. Greene served as an Executive Vice President of EMC since January 2005. Ms. Greene is also a director of Intuit Inc., a provider of business, financial management and tax solutions for small businesses, consumers and accountants.

Mark S. Peek has been the Chief Financial Officer at VMware since April 2007. Prior to joining VMware, he served as Senior Vice President and Chief Accounting Officer of Amazon.com, Inc. from July 2002. Prior to joining Amazon.com in April 2000, Mr. Peek spent nineteen years at Deloitte & Touche, the last ten years as a partner.

Carl M. Eschenbach has been the Executive Vice President of Worldwide Field Operations at VMware since May 2005. Prior to joining VMware in 2002, he was Vice President of North America Sales at Inktomi from 2000 to 2002. He has also held various sales management positions with 3Com Corporation, Lucent Technologies and EMC.

Rashmi Garde has been the Vice President and General Counsel at VMware since September 2005. She joined the company in 2001. Prior to joining VMware, she was Senior Corporate Counsel at Electronics for Imaging, Inc., a printing technology company, and was an associate with Graham & James LLP and Fenwick & West LLP.

Dev R. (Richard) Sarwal has been the Executive Vice President of Research and Development at VMware since joining the company in November 2007. Prior to joining VMware, he had served at Oracle as Senior Vice President of Systems Management since February 2007, Vice President of Server Applied Technology from 1998 through 2007 and in various positions of increasing authority since 1989.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock, par value $.01 per share, trades on the New York Stock Exchange under the symbol VMW.

The following table sets forth the range of high and low sales prices of our common stock since August 14, 2007, the date our Class A common stock commenced trading on the New York Stock Exchange. Our Class B common stock is not publicly traded.

	Market Prices
Year ended December 31, 2007	High	Low
Third Quarter	$85.52	$51.50
Fourth Quarter	125.25	71.00

Holders

We had 41 holders of record of our Class A common stock, and one holder of record, EMC, of our Class B common stock as of February 21, 2008.

Dividends

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable. This dividend was given retroactive effect in the December 31, 2006 consolidated balance sheet. Subsequent to receiving the proceeds from the initial public offering (“IPO”) of our Class A common stock in August 2007, we repaid $350.0 million of principal on the note.

Subsequent to our IPO, we have not declared or paid cash dividends on our common stock. We currently do not anticipate declaring any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to the consent of the holders of our Class B common stock pursuant to our certificate of incorporation. Holders of our Class A common stock and our Class B common stock will share equally on a per share basis in any dividend declared on our common stock by our board of directors.

Recent Sales of Unregistered Securities

On August 22, 2007, we issued 9.5 million shares of our Class A common stock at a price per share of $23.00 to Intel Capital Corporation, the global investment arm of Intel, pursuant to the Class A Common Stock Purchase Agreement entered into as of July 9, 2007 between Intel Capital and us. The aggregate offering price was $218.5 million. The transaction was exempt from registration under the Securities Act of 1933, as amended (“Securities Act”) pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Pursuant to Intel Capital’s investment, our board of directors appointed Renee James as a new board member designated by Intel and acceptable to our board. We also entered into an investor rights agreement with Intel Capital pursuant to which Intel Capital has certain registration and other rights as a holder of our Class A common stock. The transaction did not involve underwriting discounts or commissions.

In June through August 2007, we granted broad-based equity awards under our 2007 Equity and Incentive Plan to our employees and non-employee directors, consisting of grants of options to purchase an aggregate of 37,140,741 shares of Class A common stock with a weighted-average exercise price per share of $23.18 and awards of 104,460 restricted stock units. These option grants and awards of restricted stock units did not require registration under the Securities Act because the grants and awards either did not involve a “sale” of securities as such term issued in Section 2(3) of the Securities Act or were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act.

In addition, on June 7, 2007, we awarded 433,216 restricted stock units to our principal financial officer. This award of restricted stock units was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On August 17, 2007, we completed our IPO of 37,950,000 shares of our Class A common stock pursuant to a registration statement on Form S-1 (Registration No. 333-142368), including 4,950,000 shares covered by an over-allotment option granted to the underwriters, which the U.S. Securities and Exchange Commission declared effective on August 13, 2007. Citigroup Global Markets Inc., J.P. Morgan Securities, Inc. and Lehman Brothers Inc. acted as the representatives of the underwriters and together with Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. acted as joint book-running managers of the offering.

As a result of the IPO, we raised approximately $1,035.2 million in net proceeds to us after deducting underwriting discounts and commissions of $60.5 million and offering expenses of $4.9 million. In August 2007, we used a portion of the proceeds to repay $350.0 million of the intercompany note payable owed to EMC and to purchase from EMC our new headquarters for an amount equal to the cost expended by EMC on our behalf in the construction of those facilities, which was $132.6 million. Pending the use of remaining net proceeds from our IPO, we have invested the proceeds in a variety of capital preservation investments, generally government securities and cash that are classified as cash and cash equivalents on our December 31, 2007 balance sheet. There has been no material change in the actual or planned use of proceeds from the IPO as described in the final prospectus with respect to our IPO filed with the SEC pursuant to Rule 424(b).

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software Index for the period beginning on August 14, 2007 (the date our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2007, assuming an initial investment of $100. While the initial public offering price of our common stock was $29.00 per share, the graph assumes the initial value of our common stock on August 14, 2007 was the closing sales price of $52.11 per share. Data for the S&P 500 Index and the S&P 500 Software Systems Technology Index assume reinvestment of dividends.

	Base Period	Quarter Ending
Company / Index	8/14/2007	9/30/2007	12/31/2007
VMware, Inc.	100	163.12	163.10
S&P 500 Index	100	107.41	103.83
S&P 500 Systems Software Index	100	106.57	121.87

*	$100 invested on August 14, 2007 in VMware Common Stock, S&P 500 Index and S&P 500 Systems Software Index, including reinvestment of dividends, if any.

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Successor Company				Predecessor Company
	Year Ended December 31,			Period from January 9, 2004 to December 31, 2004	Period from February 1, 2003 to January 8, 2004 (unaudited)
	2007	2006	2005
Summary of Operations:
Revenues:
License	$905,368	$491,902	$287,006	$178,873	$61,980
Services	420,443	212,002	100,068	39,883	12,220

Total revenues	$1,325,811	$703,904	$387,074	$218,756	$74,200
Operating income (1)	235,341	120,639	93,595	35,207	6,032
Net income	218,137	85,890	66,775	16,781	4,620
Net income per weighted average share, basic, for Class A and Class B	$0.62	$0.26	$0.20	$0.05	Not applicable
Net income per weighted average share, diluted, for Class A and Class B	$0.61	$0.26	$0.20	$0.05	Not applicable
Weighted average shares, basic, for Class A and Class B	350,493	332,500	332,500	332,500	Not applicable
Weighted average shares, diluted, for Class A and Class B	359,189	332,500	332,500	332,500	Not applicable

	Successor Company				Predecessor Company
	December 31,
	2007	2006	2005	2004	January 8, 2004
Balance Sheet Data:
Cash and cash equivalents (2)	$1,231,168	$176,134	$38,653	$36,059	$49,883
Working capital (deficiency) (2)	933,322	(55,318)	(134,198)	(29,166)	12,189
Total assets (2)	2,695,700	1,145,950	799,803	697,675	82,015
Long-term obligations (3)	450,000	800,000	—	—	—
Stockholders' equity (deficit) (2)(3)	1,340,617	(230,812)	453,829	560,282	(27,455)

Cash Flow Data:
Net cash provided by operating activities	$552,436	$279,863	$238,247	$93,994	Not applicable

(1)	In evaluating our results, we focus on operating income excluding stock-based compensation, amortization of intangible assets, the write-off of in-process research and development, and the net effect of the amortization and capitalization of software development costs incurred in the research and development of new software products. Operating income in the table above includes stock-based compensation, acquisition-related intangible amortization and capitalized software development costs amortization, and excludes capitalized software development costs, as indicated in the table below.

	Successor Company				Predecessor Company
	Year Ended December 31,			Period from January 9, 2004 to December 31, 2004	Period from February 1, 2003 to January 8, 2004
	2007	2006	2005
Cost of license revenues
Stock-based compensation	$558	$99	$—	$—	$—
Acquisition-related intangible amortization	21,172	21,840	23,357	25,487	—
Capitalized software development costs amortization	36,407	22,299	6,159	1,317	—

Cost of services revenues
Stock-based compensation	6,070	2,384	1,299	1,061	—

Research and development
Stock-based compensation not capitalized	42,934	26,342	14,656	10,292	—
Total capitalized software development costs	(56,840)	(43,012)	(25,103)	(8,155)	—
Stock-based compensation included in total capitalized software development costs above	9,105	10,489	3,545	—	—

Sales and marketing
Stock-based compensation	26,288	12,020	5,341	4,672	—
Acquisition-related intangible amortization	2,597	2,188	1,785	—	—

General and administrative
Stock-based compensation	16,556	10,381	5,775	3,518	—
Acquisition-related intangible amortization	1,972	1,494	1,000	773	—

(2)	In August 2007, VMware completed its IPO in which the Company sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters' full exercise of their over-allotment option) of its Class A common stock at a price to the public of $29.00 per share. The net proceeds to the Company were $1,035.2 million. Subsequent to receiving the proceeds, the Company purchased its new headquarters facilities from EMC for $132.6 million, which is equal to the cost expended by EMC through the date of purchase. The Company also repaid $350.0 million of principal on the note payable to EMC. Also in August 2007, VMware sold 9.5 million shares of its Class A common stock to Intel Capital at $23.00 per share. The net proceeds to the Company from that transaction were $218.3. See Note J to the consolidated financial statements for additional information.
(3)	In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note. This dividend was given retroactive effect as of December 31, 2006. Subsequent to receiving the proceeds from the IPO in August 2007, VMware repaid $350.0 million of principal on the note. See Note F to the consolidated financial statements for additional information. In 2005, VMware declared and paid a cash dividend of $190.0 million to EMC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our annual consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K.

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any mergers, acquisitions, divestitures, securities offerings or business combinations or other developments in our business that may be announced or consummated after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part I (Risk Factors). The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

All dollar amounts expressed as numbers in this MD&A (except per share amounts) are in millions.

Certain tables may not add due to rounding.

Overview

Our primary source of revenue is the licensing of virtualization software and related support and services through a variety of distribution channels for use by businesses and organizations of all sizes and across numerous industries in their information technology infrastructure. Our virtualization solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructure. We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. In 2007, 2006 and 2005, we derived over 75% of our revenues from our channel partners, which include distributors, resellers, x86 systems vendors and system integrators. We have also developed a network of nearly 10,000 indirect channel partners who fulfill orders through our direct channel partners. A majority of our revenue results from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenue is recognized when the elements of revenue recognition are complete. Maintenance revenue is recognized ratably over the term of the maintenance period, and includes renewals of maintenance sold after the initial maintenance period expires. We also recognize revenue from professional services provided to our customers.

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

In evaluating our results, we focus on operating margin excluding stock-based compensation, amortization of intangible assets, the write-off of in-process research and development, and the net effect of the amortization and capitalization of software development costs incurred in the research and development of new software products. A portion of our service revenue is recognized in periods of up to five years subsequent to the initial contract, whereas most of our license revenue is recognized within the first quarter of contract signing. As a result, variability in operating margin can result from differences in when we price our service and when the cost is incurred. Substantially all of our international revenue is for contracts in U.S. dollars to international channel partners. A portion of our operating expenses is in currencies other than the U.S. dollar. This difference may cause variability in operating margins due to fluctuations in the U.S. dollar compared to other currencies. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment.

Prior to our IPO in August 2007, we were a wholly-owned subsidiary of EMC Corporation (“EMC”), and as such we relied on EMC to provide a number of administrative support services and facilities in other countries. Although we will continue to operate under an administrative services agreement and continue to receive support from EMC, our administrative costs may increase. We also are investing in expanding our own administrative functions, including our finance and legal functions, which may be at a higher cost than the comparable services currently provided by EMC. We are incurring additional costs as a public company, including audit, investor relations, stock administration and regulatory compliance costs.

Our Relationship with EMC

As of December 31, 2007, EMC owned 26,500,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 85% of our total outstanding shares of common stock and 98% of the combined voting power of our outstanding common stock.

In 2007 and 2006, we recognized professional service revenue of $11.8 and $1.4, respectively, for services provided to EMC customers pursuant to contractual agreements with EMC. In 2007, we entered into an enterprise license agreement with EMC to provide server and desktop products. All $4.3 of revenue related to this arrangement was included in deferred revenue as of December 31, 2007.

In 2007, 2006 and 2005, we purchased $7.2, $2.9 and $0.6, respectively, of storage systems from EMC. Through the third quarter of 2007, and for 2006 and 2005, the amounts purchased from EMC were at EMC’s cost. In the fourth quarter of 2007, the practice was changed to purchasing from EMC at a discount off of EMC’s list price.

The financial statements include expense allocations for certain corporate functions provided by EMC, including accounting, treasury, tax, legal and human resources. These allocations were based on estimates of the level of effort or resources incurred on our behalf. The total costs allocated from EMC were $7.7, $5.1 and $5.3 in 2007, 2006 and 2005, respectively. Additionally, certain other costs incurred by EMC for our direct benefit, such as rent, salaries and benefits have been included as expenses in our financial statements. The total of these other costs were $116.1, $69.6 and $27.1 in 2007, 2006 and 2005, respectively. As part of our tax sharing arrangement with EMC, we paid EMC income taxes of $86.4, $63.1 and $6.6 in 2007, 2006 and 2005, respectively, which differed from the amounts owed on a separate return basis. The difference between these amounts is presented as a component of stockholder’s equity. In 2007, we incurred interest expense with EMC, net, of $17.8. In 2006 and 2005, we earned interest income with EMC, net, of $0.3 and $2.1. Interest income (expense) with EMC, net, consists both of interest that has been earned or incurred on our intercompany balance with EMC and from interest expense on the note payable to EMC. In 2007, $26.6 of interest expense was recorded related to the note payable and was included in the $17.8 interest expense with EMC, net recorded on the consolidated income statement.

Given that the financial amounts that we recorded through our intercompany transactions with EMC did not arise from transactions negotiated at arms-length with an unrelated third party, the financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows had we engaged in such transactions with an unrelated third party during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance as a stand-alone company.

Income Statement Presentation

Sources of Revenue

License revenues. Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis and are generally priced based upon the number of physical desktops or server processors on which our software runs.

Services revenues. Our services revenues consist of software maintenance and professional services. Maintenance revenues are recognized ratably over the contract period. Typically, our contract periods range from one to five years. Customers receive various types of product support based on the level of support purchased. Customers who are party to maintenance agreements with us are entitled to receive product updates and upgrades on a when-and-if-available basis.

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

Costs of Revenues and Operating Expenses

Cost of license revenues. Our cost of license revenues principally consist of the cost of fulfillment of our software. This cost includes product packaging and personnel and related overhead associated with the physical and electronic delivery of our software products. The cost also includes amortization of capitalized software development costs.

Cost of services revenues. Our cost of services revenues includes the costs of the personnel and related overhead to deliver technical support on our products, and to provide our professional services.

Research and development expenses. Our research and development, or R&D, expenses include the personnel and related overhead associated with the research and development of new product offerings and the enhancement of our existing software offerings.

Sales and marketing expenses. Our sales and marketing expenses include the costs of the personnel and related overhead associated with the sale and marketing of our license and service offerings, as well as the cost of certain specific marketing initiatives, including our annual VMworld conference.

General and administrative expenses. Our general and administrative expenses include the personnel and related overhead costs of supporting the overall business. These expenses include the costs associated with our finance, facilities, human resources, IT infrastructure and legal departments.

Results of Operations

Revenues

Our revenues for the years ended 2007, 2006 and 2005 are as follows (table in millions):

	For the Year Ended December 31,
	2007	2006	2005
Revenues:
License	$905.4	$491.9	$287.0
Services	420.4	212.0	100.1

	$1,325.8	$703.9	$387.1
Percentage of revenues:
License	68.3%	69.9%	74.1%
Services	31.7%	30.1%	25.9%

	100.0%	100.0%	100.0%
Revenues:
United States	$720.6	$391.6	$209.6
International	605.2	312.3	177.5

	$1,325.8	$703.9	$387.1
Percentage of revenues:
United States	54.4%	55.6%	54.1%
International	45.6%	44.4%	45.9%

	100.0%	100.0%	100.0%

Total revenues were $1,325.8 in 2007, $703.9 in 2006 and $387.1 in 2005, representing year-over-year increases of $621.9 or 88% in 2007 and $316.8 or 82% in 2006. The growth in revenues in 2007 reflected an increase of $413.5 in license revenue and an increase of $208.4 in services revenue as compared to 2006. The growth in revenues in 2006 reflected an increase of $204.9 in license revenue and an increase of $111.9 in services revenue as compared to 2005. We market and sell our products largely through a network of channel partners, which includes distributors, resellers, x86 system vendors and systems integrators. One distributor accounted for 23%, 29% and 30% of revenues in 2007, 2006 and 2005, respectively. Additionally, another distributor and a channel partner accounted for 12% and 11% of revenues in 2007, respectively. International revenue as a percentage of total revenue was 46% in 2007, 44% in 2006 and 46% in 2005.

Our revenue contracts with international customers are denominated in U.S. dollars.

License Revenues. Software license revenues were $905.4 in 2007, $491.9 in 2006 and $287.0 in 2005, representing year-over-year increases of $413.5 or 84% in 2007 and $204.9 or 71% in 2006. We believe a significant majority of the revenue growth in 2007 compared to 2006, as well as 2006 compared to 2005, is the result of increased sales volumes, driven largely by greater demand for our virtualization product offerings attributable to wider market acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of our network of indirect channel partners. Although we expect our license revenue to continue to grow throughout 2008, we expect the rate of growth to decelerate due primarily to the size and scale of our business. Changes in current market and economic conditions could impact this outlook.

We divide our license revenues into two classes: (1) Virtualization Platforms and (2) Virtual Infrastructure Automation and Management. Our Virtualization Platforms include a hypervisor for system partitioning that provides the capability to safely, securely and efficiently run multiple operating systems with their applications simultaneously while providing resource guarantees. These products provide the core functionality and the enabling capabilities for our second class of products, Virtual Infrastructure Automation and Management, to automate system infrastructure services, such as resource management, availability, mobility and security, manage a virtualized environment and automate the interaction between various IT constituencies and the virtual infrastructure for a specific set of point solutions. Revenues from Platforms were $347.9, $281.3, and $204.7 in 2007, 2006, and 2005, respectively. As a percentage of license revenues, revenues from Platforms were 38%, 57% and 71% in 2007, 2006 and 2005, respectively. Revenues from Automation and Management were $557.5, $210.6, and $82.3 in 2007, 2006, and 2005 respectively. As a percentage of license revenues, revenues from the Automation and Management class were 62%, 43% and 29% in 2007, 2006 and 2005, respectively. The stronger growth in the Automation and Management class is due to our end-user customers’ demand for software that capitalizes on the benefits of the virtualization platform to drive more efficient, reliable, and flexible system infrastructure. Late in the second quarter of 2006, we introduced several new products in the Automation and Management class which were the chief drivers of the growth in that class. We expect that the Automation and Management class of products will continue to grow more rapidly than the Platforms class throughout 2008.

We sell our products through a network of channel partners, which includes distributors, resellers, x86 system vendors and systems integrators. More than 70% of our orders for each of the three years presented occurred through our 15 largest direct channel partners, including one distributor which represented 23%, 29% and 30% of our revenue in 2007, 2006 and 2005, respectively. Additionally, another distributor represented 12% of our revenue in 2007. As we expand geographically, we may add additional direct channel partners; however, approximately 90% of the increases in orders in 2007 and 2006 resulted from increased sales volumes through our existing direct channel partners. These increases were driven by several factors, including greater demand for our virtualization product offerings attributable to wider market acceptance of virtualization as part of an organization’s IT infrastructure, a broadened product portfolio and expansion of our indirect channel partner network.

We have nearly 10,000 indirect channel partners as of December 31, 2007, an increase of nearly 6,000 from December 31, 2006. Over 1,500 and 1,000 new indirect channel partners were added during 2006 and 2005, respectively. These indirect channel partners obtain software licenses and services from our distributors and x86 system vendors and market and sell them to end-user customers. In addition, we have a direct sales force that complements these efforts. Our sales force works with our channel partners to introduce them to customers and new sales opportunities. Our channel partners also introduce our sales force to their customers.

The percentage of orders greater than fifty thousand dollars in 2007, compared to 2006, increased modestly, and we experienced an increase in the percentage of orders greater than fifty thousand dollars in 2006 as compared to 2005. License orders from our distributors and end-user customers which were greater than fifty thousand dollars were approximately 32% of license revenues in 2007, approximately 30% of license revenues in 2006 and approximately 23% of license revenues in 2005. Although we remain a high-volume transaction business, we believe an increase in the number of orders greater than fifty thousand dollars in the comparative periods is a result of broader acceptance of virtualization solutions for organizations’ IT infrastructure, a trend toward end-user customers using our products broadly across their organizations, and a result of more customers entering into multi-year enterprise license agreements. We anticipate this trend will continue.

Geographically, international revenue was $605.2 or 46% of 2007 total revenue. In 2006, international revenue was 44% of total 2006 revenue, and in 2005, international revenue represented 46% of total 2005 revenue. Although there is not a significant change between each period, we believe the slight increase in international revenue in 2007 was primarily attributable to our focus on our international sales and marketing efforts to address the global market of virtualization.

Although many of the Company’s products are available individually, they are generally sold in product bundles which encompass most of the Company’s products. As we develop new products, they are typically sold as a new component to a bundle of products. Customers generally purchase the most recent bundle. Late in the fourth quarter of 2007, we released Virtual Infrastructure 3.5 and added different functionality to each of our product bundles. We maintained the price on our Enterprise product bundle, but lowered the price on our Standard product bundle by 20%. The impact of this pricing change was not significant in the fourth quarter, however this change could have an impact in the future depending on if customers elect to purchase the Standard product bundle over the Enterprise product bundle. Late in the second quarter of 2006, we introduced a new Enterprise product bundle which largely replaced the previous product bundle. We added three unique products to this bundle and increased the corresponding list price by 15%. This price increase was partially offset by decreasing prices on certain core platform products. In some cases, we began providing these products for free. The impact of pricing on revenue growth in 2006 compared to 2005 was less than 10% of the overall increase in revenue.

As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. If we are unable to do so, then our revenue and market share could be adversely affected.

Services Revenues. Services revenues were $420.4 in 2007, $212.0 in 2006 and $100.1 in 2005, representing year-over-year increases of $208.4 or 98% in 2007 and $111.9 or 112% in 2006. Services revenues consist of software maintenance and professional services revenues. The increases in services revenues in 2007 and 2006 were primarily attributable to growth in our software maintenance revenues. This growth reflects the increase in our license revenues and renewals to customer contracts. Professional services revenues increased due to growing demand for design and implementation services and training programs, as end-user organizations deployed virtualization across their organizations. Given the reasons cited above including the increased number of multi-year enterprise license agreements, we expect that service revenue will compose a larger proportion of our revenue mix and revenue growth in 2008.

Operating Expenses, GAAP and Non-GAAP

Information about our operating expenses with and without stock-based compensation is as follows (table in millions):

	For the Year Ended December 31,
	2007			2006			2005
	GAAP	Stock- Based Compen- sation	Non- GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non- GAAP, As Adjusted	GAAP	Stock- Based Compen- sation	Non- GAAP, As Adjusted
Operating expenses:
Cost of license revenues (1)	$80.9	$(0.6)	$80.3	$59.2	$(0.1)	$59.1	$40.3	$—	$40.3
Cost of services revenues	137.8	(6.1)	131.7	64.2	(2.4)	61.8	24.9	(1.3)	23.6
Research and development	285.9	(42.9)	243.0	148.3	(26.3)	122.0	72.6	(14.7)	57.9
Sales and marketing	450.2	(26.2)	424.0	238.3	(12.0)	226.3	125.0	(5.3)	119.7
General and administrative	135.7	(16.6)	119.1	69.6	(10.4)	59.2	30.8	(5.8)	25.0
In-process research and development	—	—	—	3.7	—	3.7	—	—	—

Total operating expenses	$1,090.5	$(92.4)	$998.1	$583.3	$(51.2)	$532.1	$293.6	$(27.1)	$266.5

Percentage of revenues:
Cost of license revenues	6.1%		6.1%	8.4%		8.4%	10.4%		10.4%
Cost of services revenues	10.4		9.9	9.1		8.8	6.4		6.1
Research and development	21.6		18.3	21.1		17.3	18.8		15.0
Sales and marketing	34.0		32.0	33.9		32.1	32.3		30.9
General and administrative	10.2		9.0	9.9		8.4	8.0		6.5
In-process research and development	—		—	0.5		0.5	—		—

Total operating expenses	82.3%		75.3%	82.9%		75.5%	75.9%		68.9%

(1)	Included in the cost of license revenues is the amortization of capitalized software development costs of $36.4 in 2007, $22.3 in 2006 and $6.2 in 2005.

Costs of revenues without stock-based compensation are non-GAAP financial measures. See—“Non-GAAP Financial Measures” below.

Cost of Revenues

Our cost of revenues were $218.7 in 2007, $123.4 in 2006 and $65.2 in 2005, representing year-over-year increases of $95.3 or 77% in 2007 and $58.2 or 89% in 2006. The increases in our cost of revenues were primarily attributable to increased direct support, professional services personnel and third-party professional services costs to support the increased services revenues. These costs accounted for $74.4 and $43.3 of the increase in 2007 and 2006, respectively. Included in the cost of revenues is the amortization of capitalized software development costs which were $36.4 in 2007, $22.3 in 2006 and $6.2 in 2005, representing year-over-year increases of $14.1 in 2007 and $16.1 in 2006.

Research and Development (“R&D”) Expenses

Our R&D expenses were $285.9 in 2007, $148.3 in 2006 and $72.6 in 2005, representing year-over-year increases of $137.7 or 93% in 2007 and $75.7 or 104% in 2006. As a percentage of revenues, R&D expenses were 22%, 21% and 19% in 2007, 2006 and 2005, respectively. The modest annual increases in R&D expenses as a percentage of revenues were primarily attributable to incremental headcount to support the growth of our business. The increase in R&D expenses consisted primarily of increased salaries, benefits expense, stock-based compensation expense and consulting fees, resulting from the deployment of additional resources to support new product development. Salaries, benefits expense, and consulting fees increased by $98.2 in 2007 and $50.9 in 2006. Administrative costs, including travel, equipment, facilities and depreciation, increased by $31.4 in 2007 and $10.4 in 2006. Total stock-based compensation expense attributable to R&D personnel increased by $16.6 in 2007 and $11.7 in 2006. These increases are partially offset by an increase in software capitalization of $13.8 to $56.8 (including $9.1 of stock-based compensation) in 2007, compared with $43.0 (including $10.5 of stock-based compensation) in 2006, due primarily to more resources working on products that reached technological feasibility in 2007. Additionally, software capitalization increased by $17.9 to $43.0 in 2006, compared with $25.1 in 2005 due primarily to our Virtual Infrastructure software product reaching technological feasibility.

Sales and Marketing Expenses

Our sales and marketing expenses were $450.2 in 2007, $238.3 in 2006 and $125.0 in 2005, representing year-over-year increases of $211.9 or 89% in 2007 and $113.4 or 91% in 2006. As a percentage of revenues, sales and marketing expenses were 34%, 34% and 32% in 2007, 2006 and 2005, respectively. The increases in sales and marketing expenses in absolute dollars were primarily the result of higher salaries, benefits expense and stock-based compensation expense due to both increases in sales and marketing personnel and higher commission expense resulting from increased sales volume. Salaries and benefits expense, including commissions, increased by $128.2 in 2007 and $51.3 in 2006. Administrative costs, including travel, equipment, facilities and depreciation, increased by $38.0 in 2007 and $7.3 in 2006, marketing programs increased by $12.9 in 2007 and $15.1 in 2006, and stock-based compensation expense increased by $14.3 in 2007 and $6.7 in 2006.

General and Administrative Expenses

Our general and administrative expenses were $135.7 in 2007, $69.6 in 2006 and $30.8 in 2005, representing year-over-year increases of $66.1 or 95% in 2007 and $38.8 or 126% in 2006. As a percentage of revenues, general and administrative expenses were 10%, 10% and 8% in 2007, 2006 and 2005, respectively. These expenses increased primarily as a result of additional salaries, benefits expense and stock-based compensation expense resulting from the additional resources to support the growth of our business and to expand our own administrative functions, including our finance and legal functions, in response to being a public company. Salaries and benefits expense increased by $27.2 in 2007 and $9.5 in 2006. Administrative costs, including travel, equipment, facilities and depreciation, increased by $13.8 in 2007 and $11.7 in 2006. Stock-based compensation expense increased by $6.2 in 2007 and $4.6 in 2006. Other administrative costs, such as legal, audit and tax fees increased by $7.2 in 2007 and $1.1 in 2006. Partially offsetting these cost increases was a reimbursement of $3.3 received in 2005 of legal fees incurred in previous years. Other administrative costs increased in 2007 increased primarily as a result of the costs related to the voluntary exchange offer we conducted in connection with our initial public offering of our Class A common stock in August 2007, that permitted our eligible employees to exchange their existing EMC stock options and restricted stock awards for our new VMware Class A common stock options and restricted Class A common stock awards (the “Exchange Offer”), and non-capitalizable costs related to the IPO.

Stock-Based Compensation Expense

Stock-based compensation expenses were $92.4 in 2007, $51.2 in 2006 and $27.1 in 2005, representing year-over-year increases of $41.2 or 80% in 2007 and $24.2 or 89% in 2006. Stock-based compensation primarily increased in absolute dollars in 2007 compared with 2006 due to broad-based stock option and restricted stock unit grants under the VMware 2007 Equity and Incentive Plan made late in the last three quarters of 2007. In 2006, we adopted Financial Accounting Standard No. 123R, “Share-Based Payment,” or FAS No. 123R, to account for stock-based compensation. We applied FAS No. 123, “Accounting for Stock-Based Compensation” in proforma disclosures and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in 2005. Because of the application of the different accounting methods under the different standards, stock-based compensation expenses for 2006 and 2005 may not be comparable.

Between the time of our acquisition by EMC in January 2004 and our IPO in August 2007, we did not issue equity awards in our stock to our employees. Prior to the IPO, employees received stock-based compensation in the form of EMC stock options and restricted stock awards and units as a result of grants made by EMC’s Board of Directors. In connection with the IPO, we conducted the Exchange Offer, pursuant to which we offered our eligible employees the ability to exchange their existing EMC options and restricted stock awards for options to purchase our Class A common stock and restricted stock awards of our Class A common stock, respectively.

In the Exchange Offer, approximately 11.0 million shares (approximately 89% of the eligible awards) of EMC stock options were tendered for exchange. Approximately 4.7 million shares (approximately 81% of the eligible awards) of EMC restricted stock were tendered for exchange. At the IPO price of $29.00 per share, EMC’s two-day volume-weighted average trading price prior to the consummation of the IPO for the two days ended August 10, 2007 of $17.74 per share and an exchange ratio of 0.6116, approximately 6.7 million options to purchase VMware Class A common stock, with a weighted average exercise price of $19.94 and approximately 2.9 million shares of VMware restricted Class A common stock were issued in the exchange. The incremental stock-based compensation expense resulting from the exchange of equity instruments was not material. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note J—Stockholders’ Equity (Deficit).”

As of December 31, 2007, the total unamortized fair value of outstanding VMware equity-based awards and EMC equity-based awards held by VMware employees was approximately $388.5. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $136.6, $110.3, $95.0, $46.5 and $0.1 for the years ended 2008, 2009, 2010, and 2011, and 2012, respectively. The annual expense is subject to the amount of stock-based compensation that may be capitalized as costs incurred with the development of new software products and also software developed for internal use, the amount of awards that ultimately vest, and also the acceleration of expense related to restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) if certain performance goals are achieved.

In future periods, our stock-based compensation expenses are expected to increase as a result of a full year of expense recognition related to grants made under the VMware 2007 Equity and Incentive Plan in the last three quarters of 2007 as well as additional equity grants in future periods.

Approximately 3.5 million equity awards will become eligible to trade in each of the first, third, and fourth quarters of 2008. In the second quarter of 2008, approximately 11 million equity awards will become eligible to trade. The number of equity awards eligible to trade in the second quarter of 2008 is higher than the other quarters in 2008 primarily due to the first-year anniversary vesting of grants made prior to our IPO in the second quarter of 2007.

In-Process Research and Development (“IPR&D”) Expenses

We had no IPR&D expense in 2007 or 2005. IPR&D expense was $3.7 in 2006, attributable to our acquisition of Akimbi Systems, Inc.

Intangible Assets

In the years ending December 31, 2007, 2006 and 2005, we amortized $25.7, $25.5 and $26.1, respectively, for purchased intangible assets. Amortization expense was comparatively flat in 2007 compared to 2006 and 2006 compared to 2005 due to additional amortization for new acquisitions offset by decreasing amortization for historical acquisitions. The amortization expense was classified as follows in the consolidated income statements (table in millions):

	For the Year Ended December 31,
	2007	2006	2005
Costs of license revenues	$21.2	$21.8	$23.4
Sales and marketing	2.6	2.2	1.8
General and administrative	1.9	1.5	0.9

	$25.7	$25.5	$26.1

Operating Income

Our operating income was $235.3 in 2007, $120.6 in 2006 and $93.6 in 2005, representing year-over-year increases of $114.7 or 95% in 2007 and $27.0 or 29% in 2006. Operating margins were 18% in 2007, 17% in 2006 and 24% in 2005. Most of the decrease in operating income in 2006 as compared to 2005 as a percentage of revenue was a result of increased salaries and benefits as we expanded our research and development, sales and marketing and general and administrative spending to support our revenue growth and to expand future product offerings in what may be a substantially more competitive environment.

The net effect of capitalizing and amortizing software development costs contributed to the increase in operating margin in 2007. Net capitalized software development costs increased operating income by $20.4 in 2007 due primarily to more resources working on products that reached technological feasibility in 2007, and increased operating income by $20.7 in 2006 primarily because our Virtual Infrastructure software product reached technological feasibility.

A portion of our costs of revenues, primarily the costs of personnel to deliver technical support on our products, and a portion of our operating expense primarily related to sales, sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British pound, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. As a result of fluctuations in foreign currency values compared to the U.S. dollar, operating income decreased by $18.6 in 2007 and $2.8 in 2006. The effect in 2005 was not significant. If the dollar continues to weaken in relation to other currencies such as the Euro throughout 2008, we expect this to have a negative effect on our operating margins in 2008.

Investment Income

Investment income was $22.9 in 2007, $2.5 in 2006 and $0.5 in 2005. Investment income consists of interest earned on cash and cash equivalent balances. Investment income increased in 2007 compared to 2006 due to higher cash and cash equivalent balances primarily a result of the proceeds we received from our IPO and the sale of shares of our Class A common stock to Intel Capital.

Interest Income (Expense) with EMC, Net

Interest expense with EMC, net, was $17.8 in 2007, and interest income with EMC, net, was $0.3 and $2.1 in 2006 and 2005, respectively. In 2007, interest expense with EMC, net, consisted primarily of $26.6 in interest expense incurred on the note issued to EMC in April 2007, offset by interest income of $8.8 earned on amounts due to us from EMC on our intercompany balance. In 2006 and 2005, the balance consisted of interest income (expense) earned (incurred) on our intercompany balance with EMC.

Provision for Income Taxes

Our effective income tax rate was 9.3% for 2007, 30.1% for 2006 and 30.0% for 2005.

The change in the effective rate which decreased to 9.3% in 2007 from 30.1% in 2006 was primarily attributable to the decrease in the other non-deductible permanent differences of 17.2 percentage points from 2006 to 2007. This decrease was primarily attributable to the change of the Company’s tax structure, whereby income in 2007 earned abroad principally qualifies for deferral from United States taxation, whereas in 2006 the income was principally taxed in the United States. The other significant contributing factor to the decrease in the effective tax rate from 2006 to 2007 was that our aggregate income tax rate in foreign jurisdictions, which is typically lower than our income tax rate in the United States, resulted in an increase of a favorable tax benefit of 4 percentage points from 2006 to 2007. Offsetting this favorable tax benefit was the decrease in the generated tax credits by 0.4 percentage points from 2006 to 2007.

The effective tax rates in 2006 and 2005 were essentially the same at 30.1% and 30.0%. We derived a tax benefit from our aggregate income tax rate in foreign jurisdictions which is typically lower than our income tax rate in the United States resulting in an increase in the favorable rate impact of 4.3 percentage points from 2005 to 2006. We generated tax credits which increased our favorable tax benefits by 1.0 percentage point from 2005 to 2006. The state taxes net of federal income tax benefit decreased from 2005 to 2006 by 0.7 percentage points which was also a favorable adjustment to the effective tax rate in 2006. Offsetting these was the unfavorable change in other non-deductible permanent differences which increased by 6.1 percentage points from 2005 to 2006. The increase in the other nondeductible permanent differences from 2005 to 2006 is primarily attributable to the phase-out of the Extraterritorial income tax benefit which was repealed by the American Jobs Creation Act of 2004.

Our effective tax rate for 2008 is expected to be higher due in part to the repeal of the U.S. Federal R&D tax credit. The effective tax rate for 2008 is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits, resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

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

Liquidity and Capital Resources

Our cash flows for 2007, 2006 and 2005 were as follows:

	For the Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$552.4	$279.9	$238.2
Net cash used in investing activities	$(403.7)	$(142.4)	$(45.7)
Net cash provided (used) by financing activities	$906.3	$—	$(190.0)

In 2007, our operating cash flow reflected net income generated during the period of $218.1, adjusted for non-cash items such as depreciation and amortization expense of $104.0 and stock-based compensation of $92.4. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, generated cash flow of $138.0 primarily the result of an increase in deferred revenue of $242.1 due to the growth in our business. This was offset by increases in accounts receivable of $89.0 also due to the growth in our business and an increase in deferred income tax assets. As of December 31, 2007, our deferred revenue balance consisted of deferred license revenues of $54.3 and deferred service revenues of $498.5, of which $363.3 was classified as current.

In 2006, our operating cash flow reflected net income generated during the period of $86.0, adjusted for non-cash items such as depreciation and amortization expense of $66.6 and stock-based compensation of $51.2. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, generated cash flow of $67.4, primarily the result of an increase in total deferred revenue of $158.1. Our deferred revenue balance consisted of deferred license revenues of $65.4 and deferred services revenues of $241.1 at December 31, 2006, of which $242.6 was classified as current. The increase in deferred revenue was partially offset by an increase in accounts receivable of $98.0 due to increased revenue and an increase in net receivables due from EMC of $48.4.

In 2005, our operating cash flow reflected net income generated during the period of $66.8, adjusted for non-cash items such as depreciation and amortization expense of $39.5 and stock-based compensation of $27.1. Working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, generated cash flow of $104.7, primarily the result of an increase in total deferred revenue of $79.5. Our deferred revenue balance consisted of deferred license revenues of $51.2 and deferred services revenues of $97.3 at December 31, 2005, of which $131.6 was categorized as current. Additionally, our operating cash flow was positively impacted by increased income taxes payable to EMC of $44.1 and increased net payable due to EMC of $29.3. These increases in deferred revenue and amounts owed to EMC were partially offset by an increase in accounts receivable of $52.0 due to increased revenue.

Cash used in investing activities was $403.7 in 2007, $142.4 in 2006 and $45.7 in 2005. Cash paid for business acquisitions, net of cash acquired, was $82.5, $46.5 and $2.2 in 2007, 2006 and 2005, respectively. Capital additions were $269.0, $52.6 and $20.7 in 2007, 2006 and 2005, respectively. Capital additions increased in 2007 compared to 2006 primarily due to costs related to our new headquarters facilities. We purchased furniture and fixtures for the new facilities and invested cash in the remaining buildings under development, as well as we purchased the buildings already under construction from EMC for $132.6. In addition to investment in our headquarters facilities in 2007, we purchased computer and network equipment to support increased personnel and related infrastructure requirements. The increase in capital additions from 2006 to 2005 was attributable to supporting the growth of the business. Capitalized software development costs, which exclude stock-based compensation expenses, were $47.7, $32.5 and $21.6 in 2007, 2006 and 2005, respectively. The increase in capitalized software development costs in 2007 compared to 2006 was due primarily to more resources working on products that reached technological feasibility in 2007. In 2006, our Virtual Infrastructure software product reached technological feasibility.

Cash provided (used) by financing activities was $906.3 in 2007 and ($190.0) in 2005. We had no financing activities in 2006. Cash provided by financing activities in 2007 were primarily due to the completion of our IPO and sale of 37,950,000 shares of our Class A common stock. The net proceeds of the IPO to us were $1,035.2 after deducting underwriters’ discounts and offering expenses. Also in 2007, Intel Capital purchased 9.5 million shares of our Class A common stock at twenty-three dollars per share for a net purchase price of $218.3, net of issuance costs. Subsequent to our IPO in August 2007, we used a portion of the proceeds from the IPO to repay $350.0 of principal on the intercompany note payable owed to EMC. Cash used in financing activities in 2005 resulted from dividends we paid to EMC.

Our cash and cash equivalents balance was $1,231.2 in 2007, $176.1 in 2006 and $38.7 in 2005. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for at least the next twelve months.

To date, inflation has not had a material impact on our financial results.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Guarantees and Indemnification Obligations

We enter into agreements in the ordinary course of business with, among others, distributors, resellers, x86 system vendors and systems integrators. Most of these agreements require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates a patent, copyright, trademark, trade secret and/or other intellectual property right. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions by us, our employees, agents or representatives. In addition, from time to time we have made certain guarantees regarding the performance of our systems to our customers.

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years (1)	3-5 years (2)	More than 5 years
Note payable to EMC (3)	$450.0	$—	$—	$450.0	$—
Operating leases	394.8	26.5	52.6	35.6	280.1
Purchase orders	110.2	105.0	5.2	—	—
FIN No. 48 (4)	18.3	—	—	—	—

Total	$973.3	$131.5	$57.8	$485.6	$280.1

(1)	Includes payments from January 1, 2009 through December 31, 2010.
(2)	Includes payments from January 1, 2011 through December 31, 2012.
(3)	The note is due and payable in full on or before April 16, 2012, however, we can pay down the note at an earlier date in full or in part at our election.
(4)	As of December 31, 2007, we had $18.3 of non-current net unrecognized tax benefits under FIN No. 48. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Our operating leases are primarily for office space around the world. While our purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note A to our consolidated financial statements.

Accounting for Stock Options

In 2006, we adopted Financial Accounting Standard No. 123R, “Share-Based Payment,” or FAS No. 123R, to account for stock-based compensation expense. FAS No. 123R requires recognizing compensation costs for all share-based payment awards made to employees based upon the awards’ estimated grant date fair value. Additionally, we applied the provisions of SEC Staff Accounting Bulletin No. 107 on Share-Based Payment to our adoption of FAS No. 123R. Our financial statements include the adoption of FAS No. 123R using the modified prospective transition method of adoption, which does not result in the restatement of results from prior periods. Prior to 2006, we elected to account for these share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and elected to only disclose the pro forma impact of expensing the fair value of stock options in the notes to the financial statements.

We elected to estimate the fair value of employee stock option awards and the ESPP using the Black-Scholes option pricing model. The determination of the fair value of our share-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include the expected stock price volatility over the term of the awards, the risk-free interest rate associated with the expected term of the awards, expected dividends and actual and projected employee stock option exercise behaviors. If any of the assumptions used in the Black Scholes option pricing model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differs from our current estimates, such amounts will be recorded as an adjustment in the period the estimates are revised. Should our actual forfeitures differ from our estimates, this could have a material impact on our financial statements.

Revenue Recognition

We derive revenue from the licensing of software and related services. We recognize revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Our assessment of likelihood of collection is also a critical element in determining the timing of revenue recognition. If we do not believe that collection is probable, the revenue will be deferred until the earlier of when collection is deemed probable or cash is received.

We recognize license revenue from the sale of software when risk of loss transfers, which is generally upon shipment or electronic transfer. We license our software under perpetual licenses, through our direct sales force and through our channel of distributors, resellers, x86 system vendors and systems integrators. We defer revenue relating to products that have shipped to our channel until our products are sold through the channel. We estimate and record reserves for products that are not sold through the channel based on historical trends and relevant current information. We obtain sell-through information from distributors and resellers on a monthly basis and reconcile any estimates, if necessary, made in the previous month. Historically, actual information has not differed materially from the related estimate. For our indirect channel partners who do not report sell-through data, we determine sell-through information based on such distributors’ and resellers’ accounts receivable balances and other relevant factors. For x86 system vendors, revenue is recognized in arrears upon the receipt of binding royalty reports. The accuracy of our reserves depends on our ability to estimate the product sold through the channels and could have a significant impact on the timing and amount of revenue we report.

We offer rebates to channel partners, which are recognized as a reduction of revenue at the time the related product sale is recognized. We account for marketing development funds and sales incentives to channel partners as a reduction of revenue. When rebates are based on the set percentage of actual sales, we recognize the costs of the rebates as a reduction of revenue when the underlying revenue is recognized. In cases where rebates are earned if a cumulative level of sales is achieved, we recognize the cost of the rebates as a reduction of revenue proportionally for each sale that is required to achieve the target. The estimated reserves for channel rebates and sales incentives are based on channel partners’ actual performance against the terms and conditions of the programs, historical trends and the value of the rebates. The accuracy of these reserves for these rebates, marketing development funds and sales incentives depends on our ability to estimate these items and could have a significant impact on the timing and amount of revenue we report.

Although our return policy does not allow end-users to return products for a refund, we may accept returns from time to time. Channel partners may also rotate stock when new versions of a product are released. The product returns reserve is based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions and promotions and other relevant factors. The accuracy of these reserves depends on our ability to estimate sales returns and stock rotation among other criteria. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Our services revenue consists of software maintenance and professional services. We recognize maintenance revenues ratably over the contract period. Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products because these services do not alter the product capabilities and may be performed by our customers or other vendors. Professional services engagements that have durations of 90 days or less are recognized in revenue upon completion of the engagement. Professional services engagements of more than 90 days for which we are able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based upon the hours incurred. Revenue on all other engagements is recognized upon completion. However, if we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Our software products are sold with maintenance and/or professional services. Vendor-specific objective evidence (“VSOE”) of fair value of professional services is based upon the standard rates we charge for such services when sold separately. VSOE for maintenance services is established by the rates charged in stand-alone sales of maintenance contracts or the stated renewal rate for maintenance included in the license agreement. The revenue allocated to software license included in multiple element contracts represents the residual amount of the contract after the fair value of the other elements has been determined.

Customers under maintenance agreements are entitled to receive product updates and upgrades on a when-and-if-available basis. In the event upgrades or new products have been announced but not delivered, product revenue is deferred after the announcement date until delivery occurs unless we have established VSOE of fair value for the upgrade or new product. VSOE of fair value for these upgrades or new products is established based upon the price set by management. We have a history of selling these upgrades or new products on a stand-alone basis. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent with the sale of these elements on a stand-alone basis. This could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, goodwill, capitalized software development costs and other intangible assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable are evaluated based upon the creditworthiness of our customers, historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate, our actual bad debt experience could exceed our estimate. We capitalize software development costs once our projects have reached technological feasibility at the earlier of completion of a detailed project design or a working model. Changes in judgment as to when technological feasibility is reached could materially impact the amount of costs capitalized. We amortize capitalized software development costs over periods ranging from 18 to 24 months, which represent the products’ estimated useful lives. Changes in the periods over which we actually generate revenues or the amounts of revenues generated could result in different amounts of amortization. Other intangible assets are evaluated based upon the expected period during which the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. Our goodwill valuation is based upon a discounted cash flow analysis. The analysis considers estimated revenue and expense growth rates. The estimates are based upon our historical experience and projections of future activity, considering customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Changes in judgments on any of these factors could materially impact the value of the asset.

Accounting for Income Taxes

In calculating our income tax expense, management judgment is necessary to make certain estimates and judgments for financial statement purposes that affect the recognition of tax assets and liabilities.

In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed.

The amount of income tax we pay is subject to audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.

We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

Income taxes are calculated on a separate tax return basis, although we are included in the consolidated tax return of EMC. The difference between the income taxes payable that is calculated on a separate return basis and the amount actually paid to EMC pursuant to our tax sharing agreement with EMC is presented as a component of additional paid-in capital.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements,” or FAS No. 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of FAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115,” or FAS No. 159. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of FAS No. 159 on our financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (revised 2007) or FAS No. 141R, “Business Combinations”. This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. The impact of the standard on our financial position and results of operation will be dependent upon the number of and magnitude of acquisitions that are consummated once the standard is effective.

In December 2007, the FASB issued FAS No. 160 or FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the standard to have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

International revenue as a percentage of total revenues was 46% in 2007, 44% in 2006 and 46% in 2005. Our revenue contracts are denominated in U.S. dollars and the vast majority of our purchase contracts are denominated in U.S. dollars. A portion of our cost of revenues, primarily the cost of personnel to deliver technical support on our products, and a portion of our operating expense related to sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British pound, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, operating costs may differ materially from expectations. The Company does not hedge its exposure to foreign currency fluctuation. If the dollar weakened by 10% in relation to the Euro, this would result in additional expense of approximately $18 million.

Interest Rate Risk

Our exposure to market risk relates primarily to the variable interest obligation on the note we incurred to fund an $800.0 dividend to EMC in the form of a note. The dividend was declared in April 2007, but given retroactive effect as of December 31, 2006. Subsequent to receiving the proceeds from the IPO in August 2007, we repaid $350.0 million of principal on the note. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note payable as of December 31, 2007 was 5.78%, and the weighted average interest rate on the note payable for 2007 was 5.86%. The note may be repaid, without penalty, at any future point. If our interest rates were to instantaneously increase (decrease) 100 basis points from the December 31, 2007 rate, our annual interest expense would increase (decrease) by $4.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VMware, Inc.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of VMware, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VMware, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/    PricewaterhouseCoopers LLP

San Jose, California

February 20, 2008

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,231,168	$176,134
Accounts receivable, less allowance for doubtful accounts of $1,603 and $2,139	283,824	193,710
Due from EMC, net	—	2,245
Deferred tax asset	54,386	27,656
Other current assets	33,956	22,686

Total current assets	1,603,334	422,431
Property and equipment, net	276,983	48,675
Other assets, net	71,695	49,912
Deferred tax asset	72,249	20,935
Intangible assets, net	32,073	43,515
Goodwill	639,366	560,482

Total assets	$2,695,700	$1,145,950

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$61,503	$44,227
Accrued expenses	173,610	103,321
Due to EMC, net	2,759	—
Income taxes payable to EMC, current portion	68,823	87,598
Deferred revenue, current portion	363,317	242,603

Total current liabilities	670,012	477,749
Note payable to EMC	450,000	800,000
Deferred revenue, net of current portion	189,479	63,912
Deferred tax liability	27,327	30,579
Income taxes payable to EMC, net of current portion	18,265	4,522
Commitments and contingencies (see Note I)
Stockholder’s equity (deficit):
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 82,924 and 32,500 shares	829	325
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	1,352,788	—
Accumulated deficit	(16,000)	(234,137)

Total stockholders' equity (deficit)	1,340,617	(230,812)

Total liabilities and stockholders' equity (deficit)	$2,695,700	$1,145,950

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2007	2006	2005
Revenues:
License	$905,368	$491,902	$287,006
Services	420,443	212,002	100,068

	1,325,811	703,904	387,074
Operating expenses:
Cost of license revenues	80,876	59,202	40,340
Cost of services revenues	137,798	64,180	24,852
Research and development	285,941	148,254	72,561
Sales and marketing	450,195	238,327	124,964
General and administrative	135,660	69,602	30,762
In-process research and development	—	3,700	—

Operating income	235,341	120,639	93,595
Investment income	22,942	2,497	497
Interest income (expense) with EMC, net	(17,757)	293	2,067
Other expense, net	(48)	(882)	(819)

Income before taxes	240,478	122,547	95,340
Income tax provision	22,341	36,832	28,565

Income before cumulative effect of a change in accounting principle	218,137	85,715	66,775
Cumulative effect of a change in accounting principle, net of tax of $108	—	175	—

Net income	$218,137	$85,890	$66,775

Net income per weighted average share, basic for Class A and Class B:
Income per share before cumulative effect of a change in accounting principle	$0.62	$0.26	$0.20
Cumulative effect of a change in accounting principle	—	—	—

Net income per share	$0.62	$0.26	$0.20

Net income per weighted average share, diluted for Class A and Class B:
Income per share before cumulative effect of a change in accounting principle	$0.61	$0.26	$0.20
Cumulative effect of a change in accounting principle	—	—	—

Net income per share	$0.61	$0.26	$0.20

Weighted average shares, basic for Class A and Class B	350,493	332,500	332,500
Weighted average shares, diluted for Class A and Class B	359,189	332,500	332,500

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$218,137	$85,890	$66,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,027	66,573	39,461
In-process research and development	—	3,700	—
Stock-based compensation, excluding amounts capitalized	92,406	51,226	27,071
Other adjustments	(167)	5,076	202
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(88,969)	(97,992)	(51,967)
Other assets	(977)	(9,076)	(2,120)
Due to (from) EMC, net	5,004	(48,365)	29,252
Accounts payable	15,571	31,762	7,751
Accrued expenses	61,620	60,904	20,909
Income taxes payable to EMC	(17,812)	(6,006)	44,062
Deferred income taxes, net	(78,486)	(21,888)	(22,683)
Deferred revenue	242,082	158,059	79,534

Net cash provided by operating activities	552,436	279,863	238,247

Cash flows from investing activities:
Additions to property and equipment, net	(136,395)	(52,574)	(20,652)
Purchase of headquarters facilities from EMC	(132,564)	—	—
Capitalized software development costs	(47,735)	(32,523)	(21,558)
Business acquisitions, net of cash acquired	(82,535)	(46,541)	(2,163)
Increase in restricted cash	(4,466)	(10,744)	(1,280)

Net cash used in investing activities	(403,695)	(142,382)	(45,653)

Cash flows from financing activities:
Dividends paid to EMC	—	—	(190,000)
Proceeds from Class A common stock issued in IPO, net of issuance costs	1,035,233	—	—
Proceeds from Class A common stock issued to Intel Capital, net of issuance costs	218,300	—	—
Proceeds from exercises of stock options	2,760	—	—
Repayment of note payable to EMC	(350,000)	—	—

Net cash provided (used) by financing activities	906,293	—	(190,000)

Net increase in cash and cash equivalents	1,055,034	137,481	2,594
Cash and cash equivalents at beginning of the period	176,134	38,653	36,059

Cash and cash equivalents at end of the period	$1,231,168	$176,134	$38,653

Supplemental disclosures of cash flow information
Cash paid for interest	$19,991	$481	$512
Cash paid for taxes	$118,413	$64,074	$7,121

Non-cash items:
Dividends declared via note payable to EMC	$—	$800,000	$—
Fair value of EMC stock options issued in acquisition	$—	$689	$—

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit)	Stockholder’s Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2005	32,500	$325	300,000	$3,000	$593,833	$(36,876)	$—	$560,282
Grants of EMC restricted stock, net of cancellations and withholdings	—	—	—	—	103,885	(103,885)	—	—
Amortization of deferred compensation	—	—	—	—	—	30,616	—	30,616
Charge from tax sharing arrangement (see Note A)	—	—	—	—	(13,844)	—	—	(13,844)
Dividends declared	—	—	—	—	(123,225)	—	(66,775)	(190,000)
Net income	—	—	—	—	—	—	66,775	66,775

Balance, December 31, 2005	32,500	325	300,000	3,000	560,649	(110,145)	—	453,829

Cumulative effect of change in accounting principle	—	—	—	—	1,060	—	—	1,060
EMC stock options issued in acquisitions	—	—	—	—	689	—	—	689
Charge from tax sharing arrangement (see Note A)	—	—	—	—	(32,286)	—	—	(32,286)
Stock-based compensation	—	—	—	—	60,006	—	—	60,006
Reclassification of deferred compensation	—	—	—	—	(110,145)	110,145	—	—
Dividends declared	—	—	—	—	(479,973)	—	(320,027)	(800,000)
Net income	—	—	—	—	—	—	85,890	85,890

Balance, December 31, 2006	32,500	325	300,000	3,000	—	—	(234,137)	(230,812)

Issuance of Class A common stock in IPO, net of underwriter fees of $60,530 and other issuance costs of $4,787	37,950	380	—	—	1,034,853	—	—	1,035,233
Issuance of Class A common stock to Intel Capital, net of issuance costs of $200	9,500	95	—	—	218,205	—	—	218,300
Charge from tax sharing arrangement (see Note A)	—	—	—	—	(2,531)	—	—	(2,531)
Stock-based compensation	—	—	—	—	102,290	—	—	102,290
Issuance of restricted stock, net of cancellations	2,974	29	—	—	(29)	—	—	—
Net income	—	—	—	—	—	—	218,137	218,137

Balance, December 31, 2007	82,924	$829	300,000	$3,000	$1,352,788	$—	$(16,000)	$1,340,617

The accompanying notes are an integral part of the consolidated financial statements.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The Company and Summary of Significant Accounting Policies

Company and Background

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

EMC’s Acquisition of VMware

On January 9, 2004, EMC Corporation (“EMC”) acquired all the outstanding capital stock of VMware. The acquisition was accounted for as a purchase. Accordingly, all assets and liabilities were adjusted to their fair market value. On July 3, 2007, VMware’s certificate of incorporation was amended to authorize shares of Class A and Class B common stock. After a conversion of existing common stock into Class A and Class B common stock, and prior to VMware’s initial public offering in August 2007, EMC held 32.5 million shares of Class A common stock and 300.0 million shares of Class B common stock. The ownership rights of Class A and Class B common stockholders are the same except with respect to voting, conversion, certain actions that require the consent of holders of Class B common stock and other protective provisions. Each share of Class B common stock has ten votes while each share of Class A common stock has one vote for all matters to be voted on by stockholders. The capitalization of the Company, including all share and per share data has been retroactively adjusted to reflect the recapitalization.

Initial Public Offering

In August 2007, VMware completed its initial public offering (the “IPO”) in which the Company sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of its Class A common stock at a price to the public of $29.00 per share. The net proceeds of the IPO to the Company were $1,035.2 million after deducting the offering expenses and underwriters’ discounts (see Note J). At December 31, 2007, EMC holds approximately 32% of VMware’s Class A common stock and 100% of VMware’s Class B common stock, representing approximately 85% of VMware’s outstanding common stock and 98% of the combined voting power of VMware’s outstanding common stock. As a result, EMC continues to control the Company following the completion of the initial public offering, and is able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation

VMware historically has received, and continues to receive, certain administrative services from EMC, and VMware and EMC engage in certain intercompany transactions. The consolidated financial statements include expense allocations for certain corporate functions provided to VMware by EMC, including general corporate expenses. These allocations were based on estimates of the level of effort or resources incurred on behalf of VMware. Additionally, certain other costs incurred by EMC for the direct benefit of VMware, such as rent, salaries and benefits have been included in VMware’s financial statements. Management believes the

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions underlying the financial statements and the above allocations are reasonable. However, given these intercompany transactions did not arise from transactions negotiated at arms-length with an unrelated third party, the financial statements included herein may not necessarily reflect results of operations, financial position and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, historical results of VMware should not be relied upon as an indicator of the future performance of VMware. VMware’s future results of operations, which will include costs and expenses for it to operate as an independent company, including payments to EMC for administrative services provided to VMware pursuant to a master transaction agreement and ancillary agreements entered into with EMC in connection with the IPO, may be materially different than VMware’s historical results of operations, financial position, and cash flows.

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

Revenue Recognition

VMware derives revenue from the licensing of software and related services. VMware recognizes revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. VMware recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable.

The following summarizes the major terms of VMware’s contractual relationships with customers and the manner in which VMware accounts for sales transactions.

License revenue

VMware recognizes revenue from the sale of software when risk of loss transfers, which is generally upon shipment or electronic delivery.

VMware licenses its software under perpetual licenses through its direct sales force and through its channel of distributors, resellers, x86 system vendors and systems integrators. VMware defers revenue relating to products that have shipped into its channel until its products are sold through the channel. VMware obtains sell- through information from distributors and resellers on a monthly basis. For VMware’s channel partners who do

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not report sell-through data, VMware determines sell-through based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For x86 system vendors, revenue is recognized in arrears upon the receipt of binding royalty reports.

For all sales, VMware uses a purchase order, a license agreement and a purchase order or a master agreement and binding royalty report as evidence of an arrangement. Sales through distributors and resellers are evidenced by a master license agreement, together with purchase orders, on a transaction-by-transaction basis.

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

VMware also offers marketing development funds to its channel partners. VMware records the cost of the marketing development funds, based on the maximum potential liability, as a reduction of revenue at the time the underlying revenue is recognized.

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

Customers under maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis. In the event upgrades or new products have been announced but not delivered, product revenue is deferred after the announcement date until delivery occurs. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade or new product. VSOE of fair value of these upgrades or new products is established based upon the price set by management. VMware has a history of selling these upgrades or new products on a stand-alone basis.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue includes unearned maintenance fees, professional services fees and license fees.

Foreign Currency Translation

The U.S. dollar is the functional currency of VMware’s foreign subsidiaries. Gains and losses from foreign currency transactions are included in other expense, net, and were not material in any period presented.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of 90 days or less at the time of purchase. Cash equivalents consist of money market funds.

Under the terms of various agreements, VMware has restricted cash included in other current assets and other assets, net. The amounts were not material in any period presented.

Allowance for Doubtful Accounts

VMware maintains an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. The allowance is based upon the creditworthiness of VMware’s customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account.

Property and Equipment, net

Property and equipment, net are recorded at cost. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful lives of the assets, as follows:

Buildings	39 years
Land improvements	15 years
Furniture and fixtures	5 years
Equipment	2 to 5 years
Leasehold improvements	Shorter of lease term or useful life

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the income statement. Repair and maintenance costs that do not extend the economic life of the underlying assets are expensed as incurred.

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

Unamortized software development costs were $66.8 million and $46.5 million at December 31, 2007 and 2006, respectively, and are included in other assets, net.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2007, 2006 and 2005, VMware capitalized $56.8 million (including $9.1 million of stock-based compensation), $43.0 million (including $10.5 million of stock-based compensation), and $25.1 million (including $3.5 million of stock-based compensation), respectively, of costs incurred for the development of software products. Amortization expense from capitalized amounts were $36.4 million, $22.3 million and $6.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Long-Lived Assets

Intangible assets, other than goodwill, are amortized over their estimated useful lives which range from three to nine years. In 2007, 2006 and 2005, VMware amortized $25.7 million, $25.5 million and $26.1 million, respectively, for purchased intangible assets.

VMware periodically reviews long-lived assets for impairment in accordance with Financial Accounting Standards (“FAS”) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” VMware initiates reviews for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. To date, no such impairment has been identified.

Goodwill is carried at its historical cost. VMware tests goodwill for impairment in accordance with FAS No. 142 “Goodwill and other Intangible Assets,” in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. To date, there have been no impairments of goodwill or other long-lived assets.

Advertising

Advertising production costs are expensed as incurred. Advertising expense was $2.5 million, $1.6 million, and $0.9 million in 2007, 2006 and 2005, respectively.

Income Taxes

Income taxes as presented herein are calculated on a separate tax return basis, although VMware is included in the consolidated tax return of EMC. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

VMware does not provide for a U.S. income tax liability on undistributed earnings of VMware’s foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

The difference between the income taxes payable that is calculated on a separate return basis and the amount actually paid to EMC pursuant to VMware’s tax sharing agreement (see Note K) is presented as a component of additional paid-in capital.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales Taxes

Sales and other taxes collected from customers and subsequently remitted to government authorities are recorded as accounts receivable with a corresponding offset to sales tax payable. The balances are removed from the consolidated balance sheet as cash is collected from the customer and as remitted to the tax authority.

Earnings per Share

Basic net income per share is calculated using the weighted-average number of shares of VMware’s common stock outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of common shares including the dilutive effect of equity awards as determined under the treasury stock method. For purposes of calculating earnings per share, VMware uses the two-class method. Because both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

Comprehensive Income

Comprehensive income is equal to net income.

Concentrations of Risks

Financial instruments which potentially subject VMware to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. VMware places cash and cash equivalents in money market funds and limits the amount of investment with any one issuer.

VMware provides credit to distributors, resellers and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon industry reputation or a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history and demonstrated financial stability.

One distributor accounted for 23%, 29% and 30% of revenues in 2007, 2006 and 2005, respectively, and another distributor accounted for 12% of revenues in 2007. One channel partner accounted for 11% of revenues in 2007.

Accounting for Stock-Based Compensation

Prior to the adoption of VMware’s Equity and Incentive Plan in June 2007, VMware employees were granted stock options for and restricted stock awards of EMC’s common stock. On January 1, 2006, FAS No. 123R, “Share-Based Payment” (“FAS No. 123R”), became effective. The standard requires recognizing compensation costs for all share-based payment awards made to employees based upon the awards’ estimated grant date fair value. Additionally, VMware applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 on Share-Based Payment to VMware’s adoption of FAS No. 123R. Previously, VMware elected to account for these share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Although the equity awards have been made for grants in EMC’s common stock, for purposes of presentation within these financial statements, the compensation related to these equity grants has been included as a component of stockholder’s equity.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAS No. 123R was adopted using the modified prospective transition method which does not result in the restatement of results from prior periods, and, accordingly, the results of operations for the year ended December 31, 2006 and future periods will not be comparable to the historical results of operations of VMware.

Under the modified prospective transition method, FAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the adoption date. Additionally, compensation cost for the portion of awards granted prior to the adoption date for which the requisite service has not been rendered as of the adoption date is recognized as the requisite service is rendered. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated in the prior period pro forma disclosures under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), as reported by EMC. The compensation cost for those earlier awards is attributed to periods beginning on or after the adoption date using the attribution method that was used under FAS No. 123, which was the straight-line method. Instead of recognizing forfeitures only as they occur under FAS No. 123, VMware estimates an expected forfeiture rate which is utilized to determine VMware’s expense. Deferred compensation which related to those earlier awards has been eliminated against additional paid-in capital in conjunction with the adoption of FAS No. 123R.

For stock options, VMware has utilized the Black-Scholes option-pricing model to determine the fair value of VMware’s stock option awards. For equity-based awards, VMware recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards which contain only a service vesting feature. For awards with performance conditions, management evaluates the criteria in each grant to determine the probability that the performance condition will be achieved.

In connection with the IPO, VMware and EMC conducted an Exchange Offer (the “Exchange Offer”) enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware common stock and to exchange restricted stock awards of EMC’s common stock for restricted stock awards of VMware’s common stock. See Note J for further information regarding the Exchange Offer.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. VMware is currently evaluating the potential impact of FAS No. 157 on the Company’s financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“FAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. VMware is currently evaluating the potential impact of FAS No. 159 on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclosure to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. The impact of the standard on VMware’s financial position and results of operation will be dependent upon the number of and magnitude of acquisitions that are consummated once the standard is effective.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. VMware does not expect the standard to have a material impact on the Company’s financial position and results of operations.

B. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards and other restricted stock. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock units, restricted stock awards, and other restricted stock, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of December 31, 2007, VMware had 80.0 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	For the Year Ended December 31,
	2007	2006	2005
Net income	$218,137	$85,890	$66,775
Shares used in computing basic net income per share	350,493	332,500	332,500
Effect of dilutive securities	8,696	—	—

Shares used in computing diluted net income per share	359,189	332,500	332,500

Basic net income per share	$0.62	$0.26	$0.20
Diluted net income per share	$0.61	$0.26	$0.20

For the year ended December 31, 2007, stock options to acquire 2.2 million of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For both the years ended December 31, 2006 and 2005, there is no difference between basic and diluted earnings per share because there were no outstanding options to purchase shares of VMware common stock or other potentially dilutive securities outstanding.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C. Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions

VMware acquired four companies during 2007 for aggregate cash consideration of $82.5 million, net of cash acquired and including transaction costs. None of the acquisitions were individually material. Acquired intangibles totaled $14.3 million and have estimated useful lives of between five and seven years. The excess of the purchase price over the fair value of the net assets acquired was $75.8 million and is classified as “Goodwill” on the consolidated balance sheets.

The purchase price for the companies acquired in 2007 has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the respective acquisition dates. The purchase price allocations are preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of integration activities. The results of operations of the acquired companies have been included in the Company’s consolidated results from the closing date forward.

VMware acquired Akimbi Systems, Inc. (“Akimbi”) during 2006 for an aggregate purchase price, net of cash acquired, of $47.3 million, which consisted of $46.6 million of cash and transaction costs and $0.7 million in fair value of EMC’s stock options. Acquired intangibles totaled $9.3 million and have an estimated useful life of five years. As of December 31, 2007, the excess of the purchase price over the fair value of the net assets acquired was $39.8 million and is classified as “Goodwill” on the consolidated balance sheets, which reflects an adjustment in 2007 to finalize the purchase price allocation. The results of operations of the acquired company have been included in the Company’s consolidated results from the closing date forward.

Pro forma results of operations have not been presented for the aforementioned acquisitions as the results of the acquired companies, either individually or in the aggregate, were not material to the Company’s consolidated results of operations in the years ended December 31, 2007, 2006 and 2005.

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 consist of the following (table in thousands):

	For the Year Ended December 31,
	2007	2006
Balance, beginning of the year	$560,482	$526,252
Goodwill acquired	75,843	34,258
Finalization of purchase price allocations and other	3,041	(28)

Balance, end of the year	$639,366	$560,482

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets, excluding goodwill as of December 31, 2007 and 2006, consist of the following (tables in thousands):

2007	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5 - 7	$115,210	$(91,857)	$23,353
Trademarks and tradenames	5	7,580	(5,146)	2,434
Customer relationships and customer lists	5 - 9	7,290	(2,886)	4,404
Other	3 - 5	5,660	(3,778)	1,882

Total intangible assets, excluding goodwill		$135,740	$(103,667)	$32,073

2006	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5	$102,910	$(70,684)	$32,226
Trademarks and tradenames	5	7,580	(3,200)	4,380
Customer relationships and customer lists	5 - 9	5,290	(1,774)	3,516
Other	3 - 5	5,660	(2,267)	3,393

Total intangible assets, excluding goodwill		$121,440	$(77,925)	$43,515

Amortization expense on intangibles was $25.7 million, $25.5 million and $26.1 million in 2007, 2006 and 2005, respectively. Based on intangible assets recorded as of December 31, 2007 and assuming no subsequent additions or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in thousands):

2008	$14,069
2009	5,788
2010	4,587
2011	3,596
2012	2,876
Thereafter	1,157

Total	$32,073

D. Property and Equipment, net

Property and equipment, net, for the years ended December 31, 2007 and 2006 consists of the following (table in thousands):

	For the Year Ended December 31,
	2007	2006
Furniture and fixtures	$30,678	$1,338
Equipment	156,641	57,321
Buildings and improvements	129,752	11,456
Construction in progress	32,097	9,942

	349,168	80,057
Accumulated depreciation	(72,185)	(31,382)

	$276,983	$48,675

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $41.9 million, $18.7 million and $7.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In August 2007, VMware used a portion of the net IPO proceeds to purchase its new headquarters facilities from EMC for $132.6 million. Construction in progress is primarily related to buildings that remain under development at the new headquarters.

E. Accrued Expenses

Accrued expenses consist of (table in thousands):

	For the Year Ended December 31,
	2007	2006
Salaries, commissions, and benefits	$93,678	$45,576
Accrued partner rebates	42,852	28,655
Other	37,080	29,090

	$173,610	$103,321

F. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable. This dividend has been given retroactive effect as of December 31, 2006 in the accompanying December 31, 2006 consolidated balance sheet. The dividend was first applied against retained earnings until that was reduced to zero, then applied against additional paid-in-capital until that was reduced to zero, with the remainder then allocated as a further reduction of retained earnings. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears commencing June 30, 2007. As of December 31, 2007, the interest rate was 5.78%. In 2007, $26.6 million of interest expense was recorded related to the note payable. The note may be repaid, without penalty, at any time commencing July 2007. Subsequent to receiving the proceeds from the IPO in August 2007, VMware repaid $350.0 million of principal on the note.

G. Income Taxes

The domestic and foreign components of income before provisions for income taxes were as follows (table in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Domestic	$42,877	$40,569	$46,845
International	197,601	81,978	48,495

	$240,478	$122,547	$95,340

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VMware’s provision for income taxes consists of (table in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Federal:
Current	$86,279	$53,101	$47,088
Deferred	(74,640)	(20,083)	(20,840)

	11,639	33,018	26,248
State:
Current	5,413	3,096	2,942
Deferred	(3,846)	(2,184)	(1,653)

	1,567	912	1,289
Foreign:
Current	9,135	2,902	1,028
Deferred	—	—	—

	9,135	2,902	1,028

Total provision for income taxes	$22,341	$36,832	$28,565

A reconciliation of VMware’s income tax rate to the statutory federal tax rate is as follows:

	For the Year Ended December 31,
	2007	2006	2005
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.7%	0.7%	1.4%
Tax rate differential for international jurisdictions	(25.0%)	(21.0%)	(16.7%)
U.S. tax credits	(4.5%)	(4.9%)	(3.9%)
Permanent items and other	3.1%	20.3%	14.2%

Effective tax rate	9.3%	30.1%	30.0%

The components of the current and non-current deferred tax assets and liabilities are as follows (table in thousands):

	For the Year Ended December 31,
	2007		2006
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accruals and allowances	$8,839	$—	$10,032	$—
Deferred revenue	44,683	—	16,778	—
Net operating loss carryforwards	864	—	846	—

Total current	54,386	—	27,656	—

Non-current:
Property and equipment, net	—	(571)	2,749	—
Intangible and other assets, net	—	(26,756)	—	(30,579)
Equity	23,434	—	—	—
Deferred revenue	44,068	—	15,698	—
Tax credit and net operating loss carryforwards	4,747	—	2,488	—

Total non-current	72,249	(27,327)	20,935	(30,579)

Total deferred tax assets and liabilities	$126,635	$(27,327)	$48,591	$(30,579)

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VMware has federal net operating loss carryforwards of $14.5 million from acquisitions in 2007, 2006 and 2005. These carryforwards expire at different periods through 2026. Portions of these carryforwards are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. tax purposes. VMware expects to be able to fully use these net operating losses against future income. Also resulting from 2007 and 2006 acquisitions, the Company has federal R&D credit carryforwards of $0.4 million expiring at different periods through 2026, and state net operating loss carryforwards of $1.1 million expiring at different periods through 2015.

Deferred income taxes have not been recorded on basis differences related to investments in foreign subsidiaries. These basis differences were approximately $181.9 million and $12.9 million at December 31, 2007 and 2006, respectively, and consisted of undistributed earnings permanently invested in these entities. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. Income before income taxes from foreign operations for 2007, 2006 and 2005 was $197.6 million, $82.0 million and $48.5 million, respectively.

The difference between the income taxes payable that is calculated on a separate return basis and the amount actually paid to EMC pursuant to VMware’s tax sharing agreement is presented as a component of additional paid-in capital. These differences resulted in a decrease in additional paid-in capital of $2.5 million and $32.3 million in 2007 and 2006, respectively.

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

As of January 1, 2007, VMware had $4.4 million of remaining net unrecognized tax benefits, which, if recognized, would be a reduction to income tax expense impacting the effective income tax rate. As of December 31, 2007, VMware had $18.3 million of net unrecognized tax benefits, of which, if recognized, $12.3 million would be a reduction to income tax expense impacting the effective income tax rate and $6 million would be a reduction to goodwill. The $18.3 million of net unrecognized tax benefits are not expected to be paid within the next twelve months and were classified as a non-current liability on the consolidated balance sheet.

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. In addition to the unrecognized tax benefits noted above, VMware had accrued $0.1 million of interest as of January 1, 2007 and $0.3 million of interest as of December 31, 2007. Income tax expense for the year ended December 31, 2007 included interest of $0.2 million associated with uncertain tax positions.

A reconciliation of total gross unrecognized tax benefits for the year ended December 31, 2007 is as follows (table in thousands):

For the Year Ended December 31, 2007
Balance as of January 1, 2007	$5,160
Tax positions related to current year:
Additions	14,038

Balance at December 31, 2007	$19,198

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no settlements during 2007. VMware does not reasonably expect any significant changes to the estimated amount of liability associated with the Company’s uncertain tax positions which existed as of December 31, 2007.

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

VMware has substantially concluded all U.S. federal income tax matters for years through 2004. The U.S. federal income tax audit for 2005 and 2006 commenced in the fourth quarter of 2007, and VMware has income tax audits in progress in numerous state, local and international jurisdictions in which it operates. In the Company’s international jurisdictions that comprise a significant portion of its operations, the years that may be examined vary, with the earliest year being 2003. Based on the outcome of examinations of VMware, the result of the expiration of statutes of limitations for specific jurisdictions or the result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. It is possible that one or more of these audits may be finalized within the next twelve months. However, based on the status of examinations, and the protocol of finalizing audits, it is not possible to estimate the impact of such changes, if any, to the previously recorded uncertain tax positions.

H. 401(k) Plan

VMware employees participate in EMC’s 401(k) plan. VMware matches pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to the $750 maximum match each quarter). Matching contributions are immediately 100% vested. VMware contributions for employees were $5.8 million in 2007, $3.1 million in 2006 and $2.0 million in 2005.

Employees may elect to invest their contributions in a variety of funds and the matching contribution mirrors the investment allocation of the employee’s contribution.

I. Commitments and Contingencies

Litigation

VMware is named from time to time as a party to lawsuits in the normal course of its business. In such cases it is the Company’s policy to defend against such claims, or if considered appropriate, negotiate a settlement on commercially reasonable terms. However, no assurance can be given that the Company will be able to negotiate settlements on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position, liquidity, operating results, or consolidated financial statements taken as a whole.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense for 2007, 2006 and 2005 was $20.2 million, $14.0 million and $5.8 million, respectively. VMware’s future lease commitments at December 31, 2007 are as follows (table in thousands):

2008	$26,525
2009	27,408
2010	25,167
2011	23,281
2012	12,293
Thereafter	280,096

Total minimum lease payments	$394,770

The amount of the future lease commitments after 2012 is primarily for the ground lease on the Company’s Palo Alto headquarters facilities, which expires in 2057.

Outstanding Obligations

At December 31, 2007, VMware had outstanding purchase orders aggregating $110.2 million. While the purchase orders are generally cancelable without penalty, certain vendor agreements provide for percentage-based cancellation fees or minimum restocking charges based on the nature of the product or service.

Guarantees and Indemnification Obligations

VMware enters into agreements in the ordinary course of business with, among others, customers, distributors, resellers, x86 system vendors and systems integrators. Most of these agreements require VMware to indemnify the other party against third-party claims alleging that a VMware product infringes or misappropriates a patent, copyright, trademark, trade secret and/or other intellectual property right. Certain of these agreements require VMware to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of VMware, its employees, agents or representatives.

VMware has agreements with certain vendors, financial institutions, lessors and service providers pursuant to which VMware has agreed to indemnify the other party for specified matters, such as acts and omissions of VMware, its employees, agents or representatives.

VMware has procurement or license agreements with respect to technology that is used in VMware’s products and agreements in which VMware obtains rights to a product from an x86 system vendor. Under some of these agreements, VMware has agreed to indemnify the supplier for certain claims that may be brought against such party with respect to VMware’s acts or omissions relating to the supplied products or technologies.

VMware has agreed to indemnify the directors and officers of VMware and VMware’s subsidiaries, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer.

In connection with certain acquisitions, VMware has agreed to indemnify the current and former directors, officers and employees of the acquired company in accordance with the acquired company’s by-laws and charter in effect immediately prior to the acquisition or in accordance with indemnification or similar agreements entered into by the acquired company and such persons. VMware has maintained the acquired company’s directors’ and officers’ insurance, which should enable VMware to recover a portion of any future amounts paid.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon VMware’s historical experience and information known as of December 31, 2007, VMware believes the liability on the above guarantees and indemnities at December 31, 2007 is insignificant.

J. Stockholders’ Equity (Deficit)

Initial Public Offering

In August 2007, VMware completed its IPO in which the Company sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of its Class A common stock at a price to the public of $29.00 per share. The net proceeds of the IPO to the Company were $1,035.2 million after deducting the offering expenses and underwriters’ discounts. In August 2007, VMware used a portion of the proceeds to repay $350.0 million of principal on the intercompany note payable owed to EMC; VMware also purchased its new headquarters facilities from EMC for $132.6 million which is equal to the cost expended by EMC in the construction of those facilities.

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

Class B Common Stock Conversion Rights

Each share of Class B common stock is convertible while held by EMC or its successor-in-interest at the option of EMC or its successor-in-interest into one share of Class A common stock. If VMware’s Class B common stock is distributed to security holders of EMC in a transaction (including any distribution in exchange for shares of EMC’s or its successor-in-interest’s common stock or other securities) intended to qualify as a distribution under Section 355 of the Code, or any corresponding provision of any successor statute, shares of VMware’s Class B common stock will no longer be convertible into shares of Class A common stock. Prior to any such distribution, all shares of Class B common stock will automatically be converted into shares of Class A common stock upon the transfer of such shares of Class B common stock by EMC other than to any of EMC’s successors or any of its subsidiaries (excluding VMware). If such a distribution has not occurred, each share of Class B common stock will also automatically convert at such time as the number of shares of common stock owned by EMC or its successor-in-interest falls below 20% of the outstanding shares of VMware’s common stock. Following any such distribution, VMware may submit to its stockholders a proposal to convert all outstanding shares of Class B common stock into shares of Class A common stock, provided that VMware has received a favorable private letter ruling from the Internal Revenue Service satisfactory to EMC to the effect that

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the conversion will not affect the intended tax treatment of the distribution. In a meeting of VMware stockholders called for this purpose, the holders of VMware Class A common stock and VMware Class B common stock will be entitled to one vote per share and, subject to applicable law, will vote together as a single class and neither class of common stock will be entitled to a separate class vote. All conversions will be effected on a share-for-share basis.

VMware Equity Plans

In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock. The maximum number of shares of the VMware Class A common stock reserved for the grant or settlement of awards under the 2007 Plan is 80.0 million. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years. All options granted in 2007 pursuant to the 2007 Equity and Incentive Plan expire six years from the date of grant. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Equity and Incentive Plan.

Exchange offer

In connection with the IPO, VMware and EMC conducted an exchange offer (the “Exchange Offer”) enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware Class A common stock and to exchange restricted stock awards of EMC’s common stock for restricted stock awards of VMware’s Class A common stock based on a formulaic exchange ratio which was determined by dividing the two-day volume weighted average price of EMC’s common stock for the last two full days of the Exchange Offer by the IPO price of VMware Class A common stock. The Exchange Offer expired on August 13, 2007, the date of the pricing of the IPO. The Exchange Offer was structured to generally retain the intrinsic value of the tendered EMC securities. The number of VMware options received in exchange for EMC options was determined by multiplying the number of tendered EMC options by the exchange ratio. The exercise price of the VMware options received in exchange was the exercise price of the tendered EMC options divided by the exchange ratio. The VMware options received in the exchange retained their original term of ten years from the date of grant. The number of shares of VMware restricted stock received in exchange for EMC restricted stock was determined by multiplying the number of tendered EMC restricted shares by the exchange ratio. The Exchange Offer will result in a reduction in diluted earnings per share due to the future inclusion of the VMware Class A common shares stock issued in the exchange. VMware employees that did not elect to exchange their EMC options and EMC restricted stock for options to purchase VMware Class A common stock and restricted stock awards of VMware Class A common stock, respectively, will continue to have their existing grants governed under EMC’s stock plans.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VMware Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan that is intended to be qualified under Section 423 of the Code. A total of 6.4 million shares of VMware Class A common stock were reserved for issuance under the plan. Under the plan, eligible VMware employees will be granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were first granted under the 2007 Employee Stock Purchase Plan on August 13, 2007, the date on which VMware’s Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission, and became exercisable on December 31, 2007. Thereafter, options to purchase shares will be granted twice yearly, on or about January 1 and July 1, and will be exercisable on or about the succeeding June 30 or December 31. As of December 31, 2007, VMware had accrued payroll withholdings of $17.4 million for the December 31, 2007 purchase. The December 31, 2007 purchase was completed in January 2008.

EMC Stock Purchase Plan

Under EMC’s 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible VMware employees may purchase shares of EMC’s common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly, on January 1 and July 1, and are exercisable on the succeeding June 30 or December 31. In 2007, 2006 and 2005, 0.6 million shares, 1.0 million shares and 0.5 million shares, respectively, were purchased under the 1989 Plan by VMware employees at a weighted-average purchase price per share of $11.36, $9.32 and $11.61, respectively. Total cash proceeds to EMC from the purchase of shares under the 1989 Plan by VMware employees in 2007, 2006 and 2005 were $7.2 million, $9.0 million and $5.3 million, respectively. As a result of the completion of the IPO in August 2007, employees eligible for the VMware 2007 Employee Stock Purchase Plan were no longer able to participate in the EMC 1989 Employee Stock Purchase Plan after the June 30, 2007 purchase.

VMware Stock Options

The following table summarizes option activity since January 1, 2007 for VMware stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2007	—	$—
Granted	39,271	27.88
Exchanged from EMC stock options	6,732	19.94
Forfeited	(539)	24.50
Expired	(5)	24.64
Exercised	(120)	23.00

Outstanding, December 31, 2007	45,339	26.76

In June 2007, options were granted to non-employee directors to purchase 120,000 shares of Class A common stock with an exercise price of $23.00. The options were exercisable immediately, subjected to termination if not exercised within one year from the date of grants, and vest one-third on each of the first three anniversaries of the grant. In July 2007, the 120,000 options to purchase shares of Class A common stock were exercised prior to vesting, resulting in the outstanding shares being subject to repurchase and hence restricted until such time as the underlying options vest. As of December 31, 2007, the $2.8 million in proceeds from the

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise of the options are classified as a liability on the consolidated balance sheet. The proceeds will be reclassified to equity as vesting occurs and the shares are no longer subject to repurchase.

Total cash proceeds from the exercise of stock options for the year ended December 31, 2007 were $2.8 million. There was no pre-tax intrinsic value to the options exercised.

Summarized information about VMware stock options outstanding that are expected to vest and stock options exercisable at December 31, 2007 is as follows (shares and intrinsic values in thousands):

	Options Outstanding and Expected to Vest				Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01 - $20.00	2,446	6.26	$12.80	$176,559	544	5.69	$10.34	$40,596
$20.01 - $40.00	36,615	5.30	23.08	2,266,753	606	7.48	22.17	38,046
$40.01 - $60.00	82	2.44	55.87	2,401	27	2.44	55.87	800
$60.01 - $90.00	99	5.28	83.83	115	—	—	—	—
$90.01 - $147.16	1,916	5.32	109.50	—	20	2.42	111.80	—

	41,158	5.35	26.71	$2,445,828	1,197	6.47	19.10	$79,442

Expected forfeitures	4,181

Total options outstanding	45,339

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic values based on VMware’s closing stock price of $84.99 as of December 31, 2007 which would have been received by the option holders had all in-the-money options been exercised as of that date.

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

The following table summarizes restricted stock activity since January 1, 2007 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2007	—	$—
Granted	596	39.99
Exchanged from EMC restricted stock	2,872	21.48
Exercised stock options, subject to repurchase	120	23.00
Vested	(5)	20.24
Forfeited	(18)	20.19

Restricted stock at December 31, 2007	3,565	24.64

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2007, a grant of 85,000 restricted stock units was made to an executive officer. These restricted stock units vest in 2009 only if goals established by the Compensation and Corporate Governance Committee are met. As these goals had not been established as of December 31, 2007, these restricted stock units were not considered granted as of December 31, 2007 for accounting purposes. Therefore, they are not included as grants in the table shown above.

The total fair value of restricted stock that vested in 2007 was $0.6 million. As of December 31, 2007, 3.6 million shares of VMware restricted stock were outstanding and unvested with an aggregate intrinsic value of $300.1 million. These shares are scheduled to vest through 2011.

The restricted stock awards are valued based on the VMware stock price on the award date. The restricted stock have various vesting terms, including pro rata vesting over three or four years, and cliff vesting at the end of three or five years from the date of grant with acceleration for achieving specified performance criteria. For awards with performance conditions, management evaluates the criteria in each grant to determine the probability that the performance condition will be achieved.

EMC Stock Options

The following table summarizes option activity for VMware employees in EMC stock options in 2007, 2006, and 2005 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2005	9,375	$6.95
Options relating to employees transferred from EMC	128	22.04
Granted	3,442	13.84
Forfeited	(1,021)	9.26
Expired	(11)	9.42
Exercised	(1,328)	3.41

Outstanding, December 31, 2005	10,585	9.59
Options relating to employees transferred from EMC	293	23.59
Options exchanged in a business acquisition	265	0.40
Granted	4,941	12.51
Forfeited	(847)	12.22
Expired	(114)	14.80
Exercised	(1,298)	2.35

Outstanding, December 31, 2006	13,825	11.23
Options relating to employees transferred from EMC	678	21.21
Granted	879	13.91
Exchanged to VMware stock options	(11,009)	12.19
Forfeited	(410)	12.65
Expired	(24)	12.66
Exercised	(1,184)	7.16

Outstanding, December 31, 2007	2,755	12.22

The total pre-tax intrinsic value of EMC options held by VMware employees that were exercised during the years ended December 31, 2007, 2006 and 2005 were $12.3 million, $13.2 million and $13.6 million, respectively. Cash proceeds from the exercise of these stock options paid to EMC were $8.5 million, $3.0 million and $4.5 million for the years ended December 31, 2007, 2006 and 2005.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized information about EMC stock options outstanding that continue to be held by VMware employees and that are expected to vest and stock options exercisable at December 31, 2007 is as follows (shares and intrinsic values in thousands):

	Options Outstanding and Expected to Vest				Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.01 - $ 5.00	405	5.17	$1.50	$6,895	391	5.12	$1.48	$6,662
$ 5.01 - $10.00	240	7.56	8.98	2,290	89	5.83	7.70	968
$10.01 - $15.00	1,625	7.65	13.07	8,873	514	6.69	12.76	2,970
$15.01 - $20.00	20	5.18	16.78	39	15	3.61	15.99	39
$20.01 - $30.00	20	1.71	28.17	—	20	1.71	28.17	—
$30.01 - $50.00	44	2.42	35.57	—	44	2.42	35.57	—
$50.01 - $70.00	6	2.28	60.81	—	6	2.28	60.81	—
$70.01 - $90.00	25	2.74	83.94	—	25	2.74	83.94	—

	2,385	6.99	12.12	$18,097	1,104	5.65	11.45	$10,639

Expected forfeitures	370

Total options outstanding	2,755

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic values based on EMC’s closing stock price of $18.53 as of December 31, 2007 which would have been received by the option holders had all in-the-money options been exercised as of that date.

EMC Restricted Stock

EMC restricted stock includes restricted stock awards and restricted stock units. The following table summarizes restricted stock for grants to VMware employees of EMC restricted stock in 2007, 2006 and 2005 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2005	978	$12.33
Granted	7,718	14.04
Vested	(622)	12.76
Forfeited	(172)	13.40

Outstanding, December 31, 2005	7,902	13.94
Granted	3,303	12.19
Vested	(1,967)	13.70
Forfeited	(425)	13.94

Outstanding, December 31, 2006	8,813	13.34
Granted	48	13.93
Exchanged to VMware restricted stock	(4,697)	13.14
Vested	(2,661)	13.47
Forfeited	(221)	13.72

Restricted stock at December 31, 2007	1,282	13.72

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of EMC restricted stock granted to VMware employees that vested in the years ended December 31, 2007, 2006 and 2005 were $39.6 million, $26.9 million and $7.9 million.

As of December 31, 2007, 1.3 million shares of EMC restricted stock granted to VMware employees were outstanding and unvested, with an aggregate intrinsic value of $23.8 million. These shares are scheduled to vest through 2011.

The EMC restricted stock awards have various vesting terms, including pro rata vesting over three years and cliff vesting at the end of five years from the date of grant with acceleration in each of the first three or four years for achieving specified performance criteria.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated income statement for the years ended December 31, 2007 and 2006 (table in thousands):

	For the Year Ended December 31,
	2007	2006
Cost of license revenues	$558	$99
Cost of services revenues	6,070	2,384
Research and development	42,934	26,342
Sales and marketing	26,288	12,020
General and administrative	16,556	10,381

Stock-based compensation expense before income taxes	92,406	51,226
Income tax benefit	21,227	12,229

Total stock-based compensation expense, net of tax	$71,179	$38,997

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

For the years ended December 31, 2007, 2006 and 2005, VMware capitalized $9.1 million, $8.8 million and $3.5 million, respectively, of stock-based compensation expense associated with capitalized software development. For the year ended December 31, 2007, VMware capitalized an additional $0.8 million of stock-based compensation expense associated with software developed for internal use. The amount of stock-based compensation expense capitalized for software developed for internal use was not material in prior periods.

As of December 31, 2007, the total unrecognized compensation cost for both VMware stock options and restricted stock and EMC stock options and restricted stock was $388.5 million. This non-cash expense will be recognized through 2012 with a weighted average remaining period of 1.6 years.

For the periods prior to 2006, VMware elected to apply APB No. 25 and related interpretations in accounting for VMware’s stock-based compensation plans. For the acquisition of VMware by EMC, VMware exchanged the options held by VMware employees for EMC options as of the acquisition date. In accordance

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with APB No. 25, VMware recognized the fair value of the exchanged options as part of the purchase price. VMware also recorded the intrinsic value of the unvested options as compensation expense over the remaining service period subsequent to the acquisition.

For purposes of determining the pro forma impact of FAS No. 123 for 2005 as it relates to acquired companies’ stock awards, the Company’s policy was to record the amount by which the fair value of the vested and unvested EMC stock awards exceeded the value of the acquirees’ options that were being exchanged. The difference in the fair value of the EMC options exchanged as compared to the fair value of the options held by VMware’s employees was insignificant.

The following is a reconciliation of net income per weighted average share had VMware adopted the fair value recognition provisions of FAS No. 123 in 2005 (table in thousands, except per share amounts):

For the Year Ended December 31, 2005
Net income	$66,775
Add back: Stock compensation costs, net of tax, on stock-based awards	21,423
Less: Stock compensation costs, net of taxes, had stock compensation expense been measured at fair value	(15,133)

Adjusted stock compensation expense per FAS No. 123, net of taxes	6,290

Adjusted net income	$73,065

Net income per weighted average share, basic and diluted—as reported	$0.20

Adjusted net income per weighted average share, basic and diluted	$0.22

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the year ended December 31, 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

VMware Stock Options	For the Year Ended December 31, 2007
Dividend yield	None
Expected volatility	39.2%
Risk-free interest rate	4.9%
Expected life (in years)	3.4
Weighted-average fair value at grant date	$27.88

VMware Employee Stock Purchase Plan	For the Year Ended December 31, 2007
Dividend yield	None
Expected volatility	34.8%
Risk-free interest rate	4.8%
Expected life (in years)	0.4
Weighted-average fair value at grant date	$6.99

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the equity awards granted prior to the Company’s IPO, VMware performed a contemporaneous valuation of the Company’s Class A common stock each time an equity grant of common stock was made. In determining the fair value of the equity, VMware analyzed general market data, including economic, governmental and environmental factors; considered its historic, current and future state of its operations; analyzed its operating and financial results; analyzed its forecasts; gathered and analyzed available financial data for publicly traded companies engaged in the same or similar lines of business to develop appropriate valuation multiples and operating comparisons, and analyzed other facts and data considered pertinent to the valuation to arrive at an estimated fair value.

VMware utilized both the income approach and the market approach in estimating the value of the equity. The market approach estimates the fair value of a company by applying to the company’s historical and/or projected financial metrics market multiples of the corresponding financial metrics of publicly traded firms in similar lines of business. The use of the market approach requires judgments regarding the comparability of companies that are similar to VMware. If different comparable companies had been used, the market multiples and resulting estimates of the fair value of the Company’s stock also would have been different. The income approach involves applying appropriate risk-adjusted discount rates to estimated debt-free cash flows, based on forecasted revenue and costs. The projections used in connection with this valuation were based on the Company’s expected operating performance over the forecast period. There is inherent uncertainty in these estimates. If different discount rates or other assumptions had been used, the resulting estimates of the fair value of the Company’s stock would have been different. Due to the prospect of an imminent public offering, VMware did not apply a marketability discount in carrying out either approach. Further, VMware did not apply a minority interest discount in concluding on fair value.

In reaching its estimated valuation range, VMware considered the indicated values derived from each valuation approach in relation to the relative merits of each approach, the suitability of the information used, and the uncertainties involved. The results of the approaches overlapped, with the income approach results falling within a narrower range, which VMware ultimately relied on in its concluding estimate of value.

In addition to the aforementioned analysis, with respect to grants of options to purchase Class A common stock with a per share exercise price of $23.00, the Company believes that the fair value of its equity at that time was further substantiated by the arm’s-length transaction with Intel Capital, whereby Intel agreed to purchase 9.5 million shares of VMware’s Class A common stock at $23.00 per share, subject to adjustment if the price in the offering is below $23.00 per share. VMware believes that the fair value of its equity at the time of the grant of options at $25.00 per share was substantiated by the contemporaneous arm’s-length transaction whereby Cisco agreed to purchase 6.0 million shares of VMware’s Class A common stock from EMC at $25.00 per share. The Company believes that the fair value of VMware’s equity at the time of the grant of options at $29.00 per share was substantiated by the proximity to the IPO.

The fair value of each VMware option granted at $23.00 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	None
Expected volatility	39.2%
Risk-free interest rate	5.0%
Expected life (in years)	3.4

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each VMware option granted at $25.00 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	None
Expected volatility	38.2%
Risk-free interest rate	4.8%
Expected life (in years)	3.4

The fair value of each VMware option granted at $29.00 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	None
Expected volatility	39.6%
Risk-free interest rate	4.5%
Expected life (in years)	3.4

For all equity awards granted in 2007, volatility was based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. The expected term was calculated based on the historical experience that VMware employees have had with EMC stock options grants as well as the expected term of similar grants of comparable companies. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

Fair Value of EMC Options

There were no EMC stock option grants to VMware employees subsequent to the first quarter of 2007. VMware employees eligible to participate in the VMware Employee Stock Purchase Plan were able to participate in the EMC employee stock purchase plan up through the date of the IPO, at which time they were withdrawn from the plan. The fair value of each EMC option granted during the years ending December 31, 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
EMC Stock Options	2007	2006	2005
Dividend yield	None	None	None
Expected volatility	30.1%	34.4%	40.8%
Risk-free interest rate	4.7%	4.8%	4.0%
Expected life (in years)	4.2	4.0	4.0
Weighted-average fair value at grant date	$4.45	$4.28	$5.22

	For the Year Ended December 31,
EMC Employee Stock Purchase Plan	2007	2006	2005
Dividend yield	None	None	None
Expected volatility	25.3%	27.6%	42.1%
Risk-free interest rate	5.0%	4.9%	3.0%
Expected life (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$3.07	$2.86	$3.95

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected volatilities are based on historical and implied volatilities from traded options in EMC’s stock. VMware uses EMC historical data to estimate the expected term of options granted within the valuation model. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

K. Related Party Transactions

In 2007 and 2006, VMware recognized professional service revenue of $11.8 million and $1.4 million, respectively, for services provided to EMC customers pursuant to contractual agreements with EMC. In 2007, VMware entered into an enterprise license agreement with EMC to provide server and desktop products. All $4.3 of revenue related to this arrangement was included in deferred revenue as of December 31, 2007.

In 2007, 2006 and 2005, VMware purchased $7.2 million, $2.9 million and $0.6 million, respectively, of storage systems from EMC. Through the third quarter of 2007, and for 2006 and 2005, the amounts purchased from EMC were at EMC’s cost. In the fourth quarter of 2007, the practice was changed to purchasing from EMC at a discount off of EMC’s list price.

In connection with the IPO, VMware and EMC entered into certain agreements governing various interim and ongoing relationships between the two companies. The financial statements include expense allocations for certain corporate functions provided by EMC pursuant to these agreements, including accounting, treasury, tax, legal and human resources. These allocations were based on estimates of the level of effort or resources incurred on VMware’s behalf. The total costs allocated from EMC were $7.7 million, $5.1 million and $5.3 million in 2007, 2006 and 2005, respectively. Additionally, certain other costs incurred by EMC for VMware’s direct benefit, such as rent, salaries and benefits have been included as expenses in VMware’s financial statements. The total of these other costs were $116.1 million, $69.6 million and $27.1 million in 2007, 2006 and 2005, respectively. As part of VMware’s tax sharing arrangement, VMware paid EMC income taxes of $86.4 million, $63.1 million and $6.6 million in 2007, 2006 and 2005, respectively, which differed from the amounts owed on a separate return basis. The difference between these amounts is presented as a component of stockholder’s equity. In 2007, VMware incurred interest expense with EMC, net, of $17.8 million. In 2006 and 2005, VMware earned interest income with EMC, net, of $0.3 million and $2.1 million, respectively. Interest income (expense) with EMC, net, consists both of interest that has been earned or incurred on VMware’s intercompany balance with EMC and from interest expense on the note payable to EMC. In 2007, $26.6 million of interest expense was recorded related to the note payable (See Note F) and was included in the $17.8 million interest expense with EMC, net recorded on the consolidated income statement. VMware’s interest income and VMware’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

In connection with Intel Capital’s purchase of 9.5 million shares of VMware’s Class A common stock, the Company agreed to the appointment of an Intel executive acceptable to VMware’s Board of Directors. In connection with Cisco’s purchase of 6.0 million shares from EMC, the Company agreed to consider the appointment of a Cisco executive to the Board of Directors. In November 2007, both an Intel executive and a Cisco executive were appointed to VMware’s Board. VMware has in the past done business, and expects to continue to do business, with Intel and Cisco on a regular arms-length basis, on the same or similar terms as would be negotiated with unrelated third parties. The transactions with Intel and Cisco in 2007 were not material to VMware’s consolidated financial statements.

From time to time, VMware may purchase or sell goods and services in the ordinary course of business with financial institutions that beneficially own 5% or more of VMware’s Class A common stock. In 2007, FMR LLC, a financial institution that beneficially owns 5% or more of VMware’s Class A common stock, purchased goods and

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services sold by VMware. In addition, VMware employees currently participate in EMC’s 401(k) plan which is administered by Fidelity Investments, an affiliate of FMR LLC. EMC may cross-charge VMware for the costs associated with VMware employees under the intercompany agreements. Transactions with FMR LLC were not material to VMware’s 2007 consolidated financial statements.

In 2007, VMware entered into an agreement to license software from Softrax Corporation (“Softrax”). A member of the Company’s Board of Directors is a managing partner and general partner in a limited partnership which has an equity interest in Softrax of greater than 10%. The amounts expensed or paid to Softrax in 2007 were not material to VMware’s consolidated financial statements.

L. Segment Information

VMware operates in one reportable segment in accordance with the provisions of FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The chief operating decision maker is the President and Chief Executive Officer. VMware operates in one segment, therefore all financial segment information required by FAS No. 131 can be found in the consolidated financial statements.

Revenues by geographic area are as follows (table in thousands):

	For the Year Ended December 31,
	2007	2006	2005
United States	$720,620	$391,614	$209,600
International	605,191	312,290	177,474

Total	$1,325,811	$703,904	$387,074

Long-lived assets in the United States at December 31, 2007, 2006 and 2005 were $236.5 million, $40.6 million and $17.0 million, excluding goodwill, intangible assets, net and capitalized software of $679.4 million, $653.4 million, and $613.4 million, respectively, as well as financial instruments and deferred tax assets. Long-lived assets internationally at December 31, 2007, 2006 and 2005 were $22.8 million, $5.2 million and $1.0 million, excluding goodwill, intangible assets, net and capitalized software of $79.0 million, $0.3 million and $0 million, respectively, as well as financial instruments and deferred tax assets. No country other than the United States accounted for 10% or more of these assets at December 31, 2007, 2006 or 2005.

VMware groups its products into portfolios that are categorized into the following classes:

Virtualization Platforms Products. The Company’s virtualization platforms include a hypervisor for system partitioning that provides the capability to safely, securely and efficiently run multiple operating systems simultaneously on the same physical machine. The platforms products include VMware Player, VMware Workstation, VMware Server, VMware ESX Server, VMware Virtual SMP, VMware VCB and VMware VMFS products.

Virtual Infrastructure Management and Automation Products. The Company’s virtual infrastructure management and automation products utilize the unique benefits of its virtualization platforms to automate system infrastructure services, such as resource management, availability, mobility and security, manage a virtualized environment and automate the interaction between various IT constituencies and the virtual infrastructure for a specific set of point solutions. They include VMware ACE, VMware HA, VMware DRS,

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VMware VMotion, VMware VirtualCenter, VMware Lab Manager, VMware VDI, VMware Converter and VMware Capacity Planner.

Revenues by class of products or services were as follows (table in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Virtualization platform products	$347,864	$281,336	$204,697
Virtual infrastructure automation and management products	557,504	210,566	82,309

Licenses revenues	905,368	491,902	287,006
Services revenues	420,443	212,002	100,068

Total	$1,325,811	$703,904	$387,074

One distributor accounted for 23%, 29% and 30% of revenues in 2007, 2006 and 2005, respectively. Additionally, another distributor and a channel partner accounted for 12% and 11% of revenues in 2007, respectively.

M. Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2007 and 2006 is as follows (tables in millions, except per share amounts):

2007	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Revenues	$258.7	$296.8	$357.8	$412.5
Net income	41.1	34.2	64.7	78.2
Net income per share, basic	$0.12	$0.10	$0.18	$0.21
Net income per share, diluted	$0.12	$0.10	$0.18	$0.19

2006	Q1 2006	Q2 2006	Q3 2006	Q4 2006
Revenues	$129.1	$156.4	$188.8	$229.6
Income before cumulative effect of a change in accounting principle	20.3	15.2	19.2	31.0
Income per share before cumulative effect of a change in accounting principle, basic and diluted	$0.06	$0.05	$0.06	$0.09
Net income	20.5	15.2	19.2	31.0
Net income per share, basic and diluted	$0.06	$0.05	$0.06	$0.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal controls over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We are required to comply with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2008. The management report and auditor attestation on the effectiveness of the Company’s internal control over financial reporting must be included in our annual report for the fiscal year ending December 31, 2008.

Our independent registered public accounting firm reported to our board of directors a material weakness in the design and operation of our internal controls as of December 31, 2006 related to the capitalization of software development costs. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness resulted from a lack of adequate internal controls to ensure the timely identification and accumulation of costs once a project reaches technological feasibility under applicable accounting standards. Prior to December 31, 2007, we had remediated the material weakness by implementing additional formal policies, procedures and processes, hiring additional accounting personnel and increasing management review and oversight over the financial statement close process.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will furnish to the SEC a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2007. Certain information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

We have a code of ethics that applies to all of our employees including our executive officers. Our Business Conduct Guidelines (available on our website) satisfy the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein. We intend to disclose on our website at www.vmware.com amendments to, and, if applicable, waivers of, our code of ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement and included in Note K to the Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Documents Filed as a Part of This Report:

1.	Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report (Refer to Item 8. Financial Statements and Supplementary Data).

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.	Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/09/07

3.2	Amended and Restated Bylaws		S-1/A-2	7/09/07

4.1	Form of specimen common stock certificate		S-1/A-4	7/27/07

10.1	Form of Master Transaction Agreement between VMware, Inc. and EMC		S-1/A-2	7/09/07

10.2	Form of Administrative Services Agreement between VMware, Inc. and EMC		S-1/A-2	7/09/07

10.3	Form of Tax Sharing Agreement between VMware, Inc. and EMC		S-1/A-2	7/09/07

10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC		S-1/A-1	6/11/07

10.5	Form of Employee Benefits Agreement between VMware, Inc. and EMC		S-1/A-2	7/09/07

10.6	Form of Real Estate License Agreement between VMware, Inc. and EMC		S-1/A-2	7/09/07

10.7+	Letter Agreement between VMware, Inc. and Mark Peek dated March 16, 2007		S-1/A-1	6/11/07

10.8+	Form of Indemnification Agreement for directors and executive officers		S-1/A-1	6/11/07

10.9+	2007 Equity and Incentive Plan		S-1/A-6	8/09/07

10.10	Promissory Note between VMware, Inc. and EMC Corporation dated April 16, 2007		S-1	6/11/07

10.11	Form of Insurance Matters Agreement between VMware, Inc. and EMC		S-1/A-2	7/09/07

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
10.12+	Form of Option Agreement		S-1/A-1	6/11/07

10.13+	Form of Restricted Stock Unit Agreement		S-1/A-1	6/11/07

10.14	2007 Employee Stock Purchase Plan, as amended and restated December 10, 2007	X

10.15+	Letter Agreement between VMware, Inc. and Mark Peek dated June 13, 2007	X

10.16#	Distribution Agreement between VMware, Inc. and Ingram Micro dated May 17, 2002		S-1/A-5	8/03/07
10.17	Form of Real Estate Purchase and Sale Agreement between VMware, Inc. and EMC		S-1/A-2	7/09/07

10.18	Class A Common Stock Purchase Agreement between VMware, Inc. and Intel Capital dated July 9, 2007		S-1/A-2	7/09/07

10.19	Investor Rights Agreement between VMware, Inc. and Intel Capital dated July 9, 2007		S-1/A-2	7/09/07

10.20+	Form of Early Exercise Option Agreement		S-1/A-2	7/09/07

10.21	Class A Common Stock Purchase Agreement among VMware, Inc., EMC Corporation and Cisco Systems, Inc. dated July 26, 2007		S-1/A-4	7/27/07

10.22	Investor Rights Agreement between VMware, Inc. and Cisco Systems, Inc. dated July 26, 2007		S-1/A-4	7/27/07

10.23+	Employment Agreement between VMware, Inc. and Diane Greene dated July 26, 2007		10-Q	9/17/07

10.24+	Letter Agreement between VMware, Inc. and Dev R. (Richard) Sarwal dated November 29, 2007	X

10.25+	EMC Corporation 2003 Stock Plan, as amended		DEF 14/A 000-03656 Filed by EMC	3/11/05

10.26+	Form of Stock Option Agreement under the EMC 2003 Stock Plan		10-Q filed by EMC	11/3/04

10.27+	Form of Restricted Stock Agreement under the EMC 2003 Stock Plan		10-Q filed by EMC	11/3/04

21.1	List of subsidiaries	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

+	Management contract or compensatory plan or arrangement.
#	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: February 29, 2008	By:	/s/ DIANE B. GREENE
Diane B. Greene President and Chief Executive Officer

VMWARE, INC.

Dated: February 29, 2008	By:	/s/ MARK S. PEEK
Mark S. Peek Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 29, 2008	/s/ DIANE B. GREENE Diane B. Greene	President and Chief Executive Officer, Director (Principal Executive Officer)

February 29, 2008	/s/ MARK S. PEEK Mark S. Peek	Chief Financial Officer (Principal Financial and Accounting Officer)

February 29, 2008	/s/ JOSEPH M. TUCCI Joseph M. Tucci	Chairman

February 29, 2008	/s/ MICHAEL W. BROWN Michael W. Brown	Director

February 29, 2008	/s/ JOHN R. EGAN John R. Egan	Director

February 29, 2008	/s/ DAVID I. GOULDEN David I. Goulden	Director

February 29, 2008	/s/ RENEE J. JAMES Renee J. James	Director

February 29, 2008	/s/ DENNIS D. POWELL Dennis D. Powell	Director

February 29, 2008	/s/ DAVID N. STROHM David N. Strohm	Director

VMWARE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2007 allowance for doubtful accounts	$2,139	$(316)	$—	$(220)	$1,603
Year ended December 31, 2006 allowance for doubtful accounts	1,589	763	—	(213)	2,139
Year ended December 31, 2005 allowance for doubtful accounts	1,477	202	—	(90)	1,589