Form 10-Q
period 2008-03-31
VMWARE, INC.
filed 2008-05-09
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 1, 2008, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 384,025,360, of which 84,025,360 shares were Class A common stock and 300,000,000 were Class B common stock.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,306,011	$1,231,168
Accounts receivable, less allowance for doubtful accounts of $1,439 and $1,603	284,309	283,824
Deferred tax asset, current portion	74,036	54,386
Other current assets	40,392	33,956

Total current assets	1,704,748	1,603,334
Property and equipment, net	325,906	276,983
Other assets, net	62,533	71,695
Deferred tax asset, net of current portion	88,907	72,249
Intangible assets, net	37,622	32,073
Goodwill	681,742	639,366

Total assets	$2,901,458	$2,695,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,798	$61,503
Accrued expenses	161,950	173,610
Due to EMC, net	20,005	2,759
Income taxes payable to EMC, current portion	34,858	68,823
Deferred revenue, current portion	402,326	363,317

Total current liabilities	707,937	670,012
Note payable to EMC	450,000	450,000
Deferred revenue, net of current portion	238,801	189,479
Deferred tax liability	30,349	27,327
Income taxes payable to EMC, net of current portion	21,575	18,265
Commitments and contingencies (see Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 83,679 and 82,924 shares	837	829
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	1,442,154	1,352,788
Accumulated surplus (deficit)	6,805	(16,000)

Total stockholders’ equity	1,452,796	1,340,617

Total liabilities and stockholders’ equity	$2,901,458	$2,695,700

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues:
License	$293,980	$169,557
Services	144,195	89,138

	438,175	258,695
Operating expenses:
Cost of license revenues	22,859	20,556
Cost of services revenues	54,311	23,468
Research and development	119,255	54,958
Sales and marketing	149,257	86,707
General and administrative	44,102	26,624

Operating income	48,391	46,382
Investment income	8,004	1,704
Interest (expense) income with EMC, net	(5,819)	1,273
Other income, net	454	59

Income before taxes	51,030	49,418
Income tax provision	7,975	8,338

Net income	$43,055	$41,080

Net income per weighted average share, basic for Class A and Class B	$0.11	$0.12
Net income per weighted average share, diluted for Class A and Class B	$0.11	$0.12
Weighted average shares, basic for Class A and Class B	381,026	332,500
Weighted average shares, diluted for Class A and Class B	398,063	332,500

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$43,055	$41,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,434	21,197
Stock-based compensation, excluding amounts capitalized	42,161	11,644
Excess tax benefits from stock-based compensation	(22,692)	—
Other adjustments	1,336	563
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	846	46,361
Other assets	(8,594)	(602)
Due to (from) EMC, net	17,246	(56,178)
Accounts payable	7,472	(1,968)
Accrued expenses	(15,305)	960
Income taxes payable to EMC	(21,596)	14,696
Deferred income taxes, net	(36,344)	(6,591)
Deferred revenue	88,161	33,740

Net cash provided by operating activities	133,180	104,902

Cash flows from investing activities:
Additions to property and equipment	(49,022)	(16,584)
Capitalized software development costs	(4,164)	(6,672)
Business acquisitions, net of cash acquired	(33,289)	—
Decrease in restricted cash	896	688

Net cash used in investing activities	(85,579)	(22,568)

Cash flows from financing activities:
Proceeds from exercises of stock options	23,669	—
Excess tax benefits from stock-based compensation	22,692	—
Shares repurchased for tax withholdings on vesting of restricted stock	(19,119)	—

Net cash provided by financing activities	27,242	—

Net increase in cash and cash equivalents	74,843	82,334
Cash and cash equivalents at beginning of the period	1,231,168	176,134

Cash and cash equivalents at end of the period	$1,306,011	$258,468

Non-cash items:
Capital additions, accrued but not paid	$19,110	$—

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

Unaudited Interim Financial Information

These accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s consolidated financial condition, results of operations and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2008. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K.

VMware historically has received, and continues to receive, certain administrative services from EMC Corporation (“EMC”), and VMware and EMC engage in certain intercompany transactions. The consolidated financial statements include expense allocations for certain corporate functions provided to VMware by EMC, including general corporate expenses. These allocations were based on estimates of the level of effort or resources incurred on behalf of VMware. Additionally, certain other costs incurred by EMC for the direct benefit of VMware, such as rent and salaries and benefits, have been included in VMware’s financial statements. Management believes the assumptions underlying the financial statements and the above allocations are reasonable. However, given these intercompany transactions did not arise from transactions negotiated at arm’s length with an unrelated third party, the financial statements included herein may not necessarily reflect financial condition, results of operations and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, historical results of VMware should not be relied upon as an indicator of the future performance of VMware. VMware’s future results of operations, which will include costs and expenses for it to operate as an independent company, including payments to EMC for administrative services provided to VMware pursuant to a master transaction agreement and ancillary agreements entered into with EMC in connection with VMware’s initial public offering (“IPO”) in August 2007, may be materially different than VMware’s historical financial position, results of operations, and cash flows.

Prior period financial statements have been reclassified to conform to current period presentation.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

New Accounting Pronouncements

VMware adopted Financial Accounting Standards (“FAS”) FAS No. 157, “Fair Value Measurements” (“FAS No. 157”) on January 1, 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS No. 157 by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the beginning of the Company’s 2009 fiscal year, the standard will also apply to all other fair value measurements. VMware is currently evaluating the potential impact of FAS No. 157 for non-financial assets and non-financial liabilities on the Company’s financial position and results of operations. The adoption of FAS No. 157 for financial assets and liabilities did not have an impact on VMware’s consolidated financial position and results of operations. See Note D to VMware’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. The impact of the standard on VMware’s financial position and results of operations will be dependent upon the number of and magnitude of acquisitions that are consummated once the standard is effective.

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

B. Significant Accounting Policies

Revenue Recognition

VMware derives revenue from the licensing of software and related services. VMware recognizes revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. VMware recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

The following summarizes the major terms of VMware’s contractual relationships with customers and the manner in which VMware accounts for sales transactions.

License revenue

VMware recognizes revenue from the sale of software when risk of loss transfers, which is generally upon electronic shipment.

VMware licenses its software under perpetual licenses through its direct sales force and through its channel of distributors, resellers, x86 system vendors and systems integrators. VMware defers revenue relating to products that have shipped into its channel until its products are sold through the channel. VMware obtains sell-through information from distributors and certain resellers on a monthly basis. For VMware’s channel partners who do not report sell-through data, VMware determines sell-through based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For software sold by x86 system vendors and bundled with their hardware, revenue is recognized in arrears upon the receipt of binding royalty reports.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For all sales, VMware uses a purchase order, a license agreement and a purchase order, or a master agreement and binding royalty report as evidence of an arrangement. Sales through distributors and resellers are evidenced by a master license agreement, together with purchase orders, on a transaction-by-transaction basis.

The Company’s return policy does not allow end-users to return products for a refund. Certain distributors and resellers may rotate stock when new versions of a product are released. VMware estimates future product returns at the time of sale. VMware’s estimate is based on historical return rates, levels of inventory held by distributors and resellers and other relevant factors.

VMware offers rebates to certain of its channel partners. When rebates are based on a set percentage of actual sales, VMware recognizes the cost of the rebates as a reduction of revenues when the underlying revenue is recognized. When rebates are earned only if a cumulative level of sales is achieved, VMware recognizes the cost of the rebates as a reduction of revenues proportionally for each sale that is required to achieve the target.

VMware also offers marketing development funds to its channel partners. VMware records the cost of the marketing development funds, based on the maximum potential liability, as a reduction of revenues at the time the underlying revenue is recognized.

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

Multiple element arrangements

VMware’s software products are typically sold with maintenance and/or professional services. Vendor-specific objective evidence (“VSOE”) of fair value for professional services is based upon the standard rates VMware charges for such services when sold separately. VSOE of fair value for maintenance services is established by the rates charged in stand-alone sales of maintenance contracts or the stated renewal rate for maintenance included in the license agreement. The revenues allocated to the software license included in multiple element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.

Customers under maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis. In the event an upgrade or new product has been announced but not delivered, and customers will receive that upgrade or new product as part of a current maintenance contract, product revenues are deferred on purchases made after the announcement date until delivery of the upgrade or new product. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade or new product. VSOE of fair value of these upgrades or new products is established based upon the price set by management. VMware has a history of selling these upgrades or new products on a stand-alone basis.

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

Unamortized software development costs were $56.9 million and $66.8 million at March 31, 2008 and December 31, 2007, respectively, and are included in other assets, net.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the first quarter of 2008 and 2007, VMware capitalized $5.0 million (including $0.9 million of stock-based compensation) and $7.6 million (including $0.9 million of stock-based compensation), respectively, of costs incurred for the development of software products. Amortization expense from capitalized amounts was $14.9 million and $8.0 million for the first quarter of 2008 and 2007, respectively.

Long-Lived Assets

Intangible assets, other than goodwill, are amortized over their estimated useful lives which range from one to nine years. In the first quarter of 2008 and 2007, VMware amortized $3.9 million and $6.3 million, respectively, for purchased intangible assets.

VMware periodically reviews long-lived assets for impairment in accordance with FAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” VMware initiates reviews for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. To date, no such impairment has been identified.

Goodwill is carried at its historical cost. VMware tests goodwill for impairment in accordance with FAS No. 142 “Goodwill and Other Intangible Assets,” in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. To date, there have been no impairments of goodwill or other intangible assets.

Comprehensive Income

Comprehensive income is equal to net income.

C. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards and other unvested restricted stock. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock units, unvested restricted stock awards, and other unvested restricted stock, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of March 31, 2008, VMware had 81.1 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2008	2007
Net income	$43,055	$41,080
Shares used in computing basic net income per share	381,026	332,500
Effect of dilutive securities	17,037	—

Shares used in computing diluted net income per share	398,063	332,500

Basic net income per share	$0.11	$0.12
Diluted net income per share	$0.11	$0.12

For the three months ended March 31, 2008, stock options to acquire 4.1 million of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

three months ended March 31, 2007, there is no difference between basic and diluted earnings per share because there were no outstanding options to purchase shares of VMware common stock or other outstanding potentially dilutive securities.

D. Fair Value Measurements

FAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires VMware to develop its own assumptions. This hierarchy requires VMware to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

VMware’s cash and cash equivalents include money market securities, which are generally classified within Level 1 of the fair value hierarchy because the securities are valued using quoted prices in active markets for identical assets. The following table sets forth the fair value hierarchy of VMware’s money market securities that are required to be measured at fair value as of March 31, 2008 (table in thousands):

	March 31, 2008	Fair Value Measurement as of March 31, 2008 (Level 1)
Assets:
Money market securities	$826,263	$826,263
Liabilities:	$—	$—

E. Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions

VMware acquired two companies during the first quarter of 2008 for aggregate cash consideration of $33.3 million, net of cash acquired and including transaction costs. The acquisitions were not material, neither individually nor in the aggregate. Acquired intangibles totaled $9.4 million and have estimated useful lives of between one and eight years. The excess of the purchase price over the fair value of the net assets acquired was $38.5 million and is classified as goodwill on the consolidated balance sheet.

The purchase price for the companies acquired in the first quarter of 2008 has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the respective acquisition dates. The purchase price allocations are preliminary and may be adjusted periodically. A final determination of required purchase accounting adjustments will be made upon finalization of integration activities and resolution of certain tax contingencies. The results of operations of the acquired companies have been included in the Company’s consolidated results from the respective closing dates forward.

Pro forma results of operations have not been presented for the aforementioned acquisitions as the results of the acquired companies, either individually or in the aggregate, were not material to the Company’s consolidated results of operations.

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2008 consist of the following (table in thousands):

March 31, 2008
Balance, January 1, 2008	$639,366
Goodwill acquired	38,513
Adjustments to purchase price allocations	3,863

Balance, March 31, 2008	$681,742

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

F. Property and Equipment, net

Property and equipment, net, as of March 31, 2008 and December 31, 2007 consist of the following (table in thousands):

	March 31, 2008	December 31, 2007
Furniture and fixtures	$40,123	$30,678
Equipment and software	206,564	156,641
Buildings and improvements	163,544	129,752
Construction in progress	6,507	32,097

	416,738	349,168
Accumulated depreciation	(90,832)	(72,185)

	$325,906	$276,983

Depreciation expense was $18.7 million and $6.9 million for the three months ended March 31, 2008 and 2007, respectively.

G. Accrued Expenses

Accrued expenses for the three months ended March 31, 2008 and the year ended December 31, 2007 consist of (table in thousands):

	March 31, 2008	December 31, 2007
Salaries, commissions, and benefits	$76,382	$93,678
Accrued partner rebates	42,470	42,852
Other	43,098	37,080

	$161,950	$173,610

H. Income Taxes

Although VMware files a federal consolidated tax return with EMC, the Company has calculated its income tax provision on a separate-return basis. The Company’s effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions, which apply varying income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations.

VMware’s effective income tax rate was 15.6% and 16.9% for the three months ended March 31, 2008 and 2007, respectively. The reduction in the effective rate for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributable to a change in the mix of income from U.S. to international sources. Income earned abroad is considered indefinitely reinvested in the Company’s foreign operations and no provision for U.S. taxes has been provided. This benefit was partially offset due to the expiration of the federal research tax credit; an increase in other non-deductible permanent differences and transfer pricing adjustments relative to the forecasted annual pre-tax income.

As of March 31, 2008, VMware had $22.7 million of gross unrecognized tax benefits and $21.7 million of net unrecognized tax benefits. The net unrecognized tax benefits include interest and penalties of $0.4 million. The Company reports interest and penalties related to unrecognized tax benefits in income tax expense. If the total amount of net unrecognized tax benefits had been recognized, $7.6 million would have been recorded to goodwill and the remaining $14.1 million would have adjusted our effective tax rate. The $21.7 million of net unrecognized tax benefits are not expected to be paid within the next 12 months and were classified in non-current income taxes payable. As of December 31, 2007, VMware had $19.2 million of gross unrecognized tax benefits and $18.3 million of net unrecognized tax benefits. The net unrecognized tax benefits included interest and penalties of $0.3 million. VMware does not expect significant changes to its unrecognized tax benefits within the next 12 months.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at March 31, 2008 are as follows (table in thousands):

2008	$20,795
2009	27,948
2010	25,546
2011	23,662
2012	13,802
Thereafter	282,065

Total minimum lease payments	$393,818

The amount of the future lease commitments after 2012 is primarily for the ground lease on the Company’s Palo Alto headquarters facilities, which expires in 2057. As several of VMware’s operating leases are payable in foreign currencies, the amount of operating lease commitments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.

J. Stockholders’ Equity

VMware Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan that is intended to be qualified under Section 423 of the Code. A total of 6.4 million shares of VMware Class A common stock were reserved for issuance under the Plan. Under the Plan, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were first granted under the 2007 Employee Stock Purchase Plan on August 13, 2007, the date on which VMware’s Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission, and became exercisable on December 31, 2007. Thereafter, options to purchase shares will be granted twice yearly, on or about January 1 and July 1, and will be exercisable on or about the succeeding June 30 or December 31, respectively. For the purchase period ended December 31, 2007, employees purchased 0.6 million shares under the 2007 Employee Stock Purchase Plan at a purchase price per share of $24.65. The December 31, 2007 purchase was completed in January 2008.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

VMware Stock Options

The following table summarizes option activity since January 1, 2008 for VMware stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	45,339	$26.76
Granted	1,806	56.72
Forfeited	(344)	38.59
Expired	(1)	24.28
Exercised	(488)	16.25

Outstanding, March 31, 2008	46,312	27.87

Total cash proceeds from the exercise of stock options for the three months ended March 31, 2008 were $7.9 million. The options exercised had a pre-tax intrinsic value of $19.7 million for the three months ended March 31, 2008.

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

The following table summarizes restricted stock activity since January 1, 2008 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2008	3,565	$24.64
Granted	486	64.90
Vested	(943)	22.79
Forfeited	(9)	22.07

Restricted stock at March 31, 2008	3,099	31.51

As of March 31, 2008, the aggregate intrinsic value of VMware restricted stock was $130.0 million. These shares are scheduled to vest through 2012.

Shares Repurchased for Tax Withholdings

During the first quarter of 2008, VMware repurchased 363,337 shares of Class A common stock for $20.3 million to cover employee tax withholding obligations. As of March 31, 2008, $1.2 million of the repurchase remained unpaid and was included in accrued liabilities on the Company’s consolidated balance sheet. Pursuant to the respective award agreements, these shares were repurchased in conjunction with the net share settlement upon the vesting of restricted stock awards during the quarter. The $20.3 million is recorded as a reduction to accumulated surplus as of March 31, 2008.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated income statements for the three months ended March 31, 2008 and 2007 (table in thousands):

	For the Three Months Ended March 31,
	2008	2007
Cost of license revenues	$263	$36
Cost of services revenues	3,261	494
Research and development	21,097	6,392
Sales and marketing	11,301	2,944
General and administrative	6,239	1,778

Stock-based compensation expense	$42,161	$11,644

For both the three months ended March 31, 2008 and 2007, VMware capitalized $0.9 million, respectively, of stock-based compensation expense associated with capitalized software development. For the three months ended March 31, 2008 and 2007, VMware capitalized an additional $0.5 million and $0.3 million, respectively, of stock-based compensation expense associated with software developed for internal use.

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the three months ended March 31, 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

VMware Stock Options	For the Three Months Ended March 31, 2008
Dividend yield	None
Expected volatility	38.1%
Risk-free interest rate	2.2%
Expected life (in years)	3.4
Weighted-average fair value at grant date	$16.97

VMware Employee Stock Purchase Plan	For the Three Months Ended March 31, 2008
Dividend yield	None
Expected volatility	37.3%
Risk-free interest rate	3.4%
Expected life (in years)	0.5
Weighted-average fair value at grant date	$22.10

For all options granted in the three months ended March 31, 2008, volatility was based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. The expected term was calculated based on the historical experience that VMware employees have had with EMC stock option grants as well as the expected term of similar grants of comparable companies. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

K. Related Party Transactions

In the three months ended March 31, 2008 and 2007, VMware recognized professional service revenues of $3.3 million and $4.1 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC.

As of March 31, 2008, $5.9 million of revenues from server and desktop products purchased by EMC for internal use was included in deferred revenue.

In the three months ended March 31, 2008 and 2007, VMware purchased $9.6 million and $0.6 million, respectively, of storage systems from EMC. Through the third quarter of 2007, the systems purchased from EMC were at EMC’s cost. Since the fourth quarter of 2007, the systems purchased from EMC are at a discount off of EMC’s list price. In addition, VMware purchased $1.2 million of software from EMC for VMware’s internal use in the first quarter of 2008.

In the three months ended March 31, 2008 and 2007, $0.3 million and $2.3 million, respectively, were allocated by EMC to VMware for certain corporate functions provided by EMC, including accounting, treasury, tax, legal and human resources. Additionally, certain other costs incurred by EMC for VMware’s direct benefit, such as rent and salaries and benefits were included as expenses in VMware’s financial statements. The total of these other costs were $39.4 million and $20.2 million in the three months ended March 31, 2008 and 2007, respectively. As part of VMware’s tax sharing agreement, VMware paid EMC income taxes of $62.3 million in the three months ended March 31, 2008, which differed from the amounts owed on a separate return basis. The difference between these amounts is presented as a component of stockholders’ equity. In the three months ended March 31, 2008 and 2007, the difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was $0.5 million and $6.6 million, respectively. In the three months ended March 31, 2008, VMware incurred interest expense with EMC, net, of $5.8 million. In the three months ended March 31, 2007, VMware earned interest income with EMC, net, of $1.3 million. Interest (expense) income with EMC, net, consists both of interest that has been earned or incurred on VMware’s intercompany balance with EMC and from interest expense on the note payable to EMC. In the three months ended March 31, 2008, $6.0 million of interest expense was recorded related to the note payable with EMC and was included in the $5.8 million interest expense with EMC, net, recorded on the consolidated income statement. VMware’s interest income and VMware’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

L. Segment Information

VMware operates in one reportable segment in accordance with the provisions of FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“FAS No. 131”). VMware operates in one segment, therefore all financial segment information required by FAS No. 131 can be found in the consolidated financial statements.

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended March 31,
	2008	2007
United States	$225,175	$136,443
International	213,000	122,252

Total	$438,175	$258,695

Long-lived assets, which include property and equipment, net, and other assets, net, excluding capitalized software and financial instruments, in the United States at March 31, 2008 and December 31, 2007, were $257.5 million and $236.5 million, respectively. Long-lived assets internationally at March 31, 2008 and December 31, 2007 were $39.6 million and $22.8 million, respectively. No country other than the United States accounted for 10% or more of these assets at March 31, 2008 or December 31, 2007.

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

Overview

Our primary source of revenue is the licensing of virtualization software and related support and services through a variety of distribution channels for use by businesses and organizations of all sizes and across numerous industries in their information technology infrastructure. Our virtualization solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructure. We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. In the first quarters of 2008 and 2007, we derived over 75% of our revenues from our channel partners, which include distributors, resellers, x86 systems vendors and system integrators. We have also developed a network of more than 13,000 indirect channel partners who fulfill orders through our direct channel partners. A majority of our revenues result from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenues are recognized when the elements of revenue recognition are complete. Maintenance revenues are recognized ratably over the term of the maintenance period, and include renewals of maintenance sold after the initial maintenance period expires. We also recognize revenues from professional services provided to our customers.

We have achieved significant revenue growth to date and are focused on extending our growth by broadening our product portfolio, enabling choice for customers and driving standards, expanding our network of technology and distribution partners, increasing market awareness and promoting the adoption of virtualization. In addition to selling to new customers, we are also focused on expanding the use of our products within our existing customer base, as much of our license revenues are based on a per desktop or per server arrangement. We believe it is important that, as we grow our sales, we continue to invest in our corporate infrastructure, including customer support, information technology and general and administrative functions. We expect our spending in research and development to continue to increase as we add computer scientists, software engineers, and employees involved in product development and maintenance and continue to enable choice for customers and drive standards. We believe that equity incentives tied directly to the performance of VMware help us compete for top-level engineering and other talent. We also intend to continue to invest in hardware, networking and software tools to increase the efficiency of our research and development efforts.

Our current financial focus is on sustaining our growth in revenues to generate cash flows to expand our market segment share and our virtualization solutions. Although we are currently the leading provider of virtualization solutions, we believe the use of virtualization solutions is at very early stages by customers. We expect to face competitive threats to our leadership from a number of companies, some of which may have significantly greater resources than we do. As a result, we believe it is important to continue to invest in our research and product development, sales and marketing and the support function to maintain or expand our leadership in the virtualization solutions market. This investment could result in contracting operating margins as we invest in our future. We believe that we will be able to continue to fund our product development through operating cash flows as we continue to sell our existing products and services. We believe this is the right priority for the long-term health of our business.

In evaluating our results, we focus on operating margin excluding stock-based compensation, employer taxes on employee stock transactions, amortization of intangible assets, the write-off of in-process research and development when applicable, and the net effect of the amortization and capitalization of software development costs incurred in the research and development of new software products. A portion of our services revenues are recognized in periods of up to five years subsequent to the initial contract, whereas most of our license revenues are recognized within the first quarter of contract signing. As a result, variability in operating margin can result from differences in when we price our service and when the cost is incurred. Substantially all of our international revenues are for contracts in U.S. dollars to international channel partners. A portion of our operating expenses is in currencies other than the U.S. dollar. This difference may cause variability in operating margins due to fluctuations in the U.S. dollar compared to other currencies. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment; as a result, our operating margins may decline.

Prior to our initial public offering (“IPO”) in August 2007, we were a wholly-owned subsidiary of EMC Corporation (“EMC”), and as such we relied on EMC to provide a number of administrative support services and facilities in other countries. Although we continue to operate under an administrative services agreement and continue to receive support from EMC, we expect our administrative costs to continue to increase. We continue to invest in expanding our own administrative functions, including our finance and legal functions, which may be at a higher cost than the comparable services provided by EMC. We are incurring additional costs as a public company, including audit, investor relations, expanded information systems, stock administration and regulatory compliance costs.

Our Relationship with EMC

As of March 31, 2008, EMC owned 26,500,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 85% of our total outstanding shares of common stock and 98% of the combined voting power of our outstanding common stock.

In the first quarter of 2008 and 2007, we recognized professional service revenues of $3.3 and $4.1, respectively, for services provided to EMC customers pursuant to our contractual agreements with EMC.

As of March 31, 2008, $5.9 of revenues from server and desktop products purchased by EMC for internal use was included in deferred revenue.

In the first quarter of 2008 and 2007, we purchased $9.6 and $0.6, respectively, of storage systems from EMC. Through the third quarter of 2007, the systems purchased from EMC were at EMC’s cost. Since the fourth quarter of 2007, the systems purchased from EMC are at a discount off of EMC’s list price. In addition, we purchased $1.2 of software from EMC for our internal use in the first quarter of 2008.

In the first quarter of 2008 and 2007, $0.3 and $2.3, respectively, were allocated by EMC to us for certain corporate functions provided by EMC, including accounting, treasury, tax, legal and human resources. Additionally, certain other costs incurred by EMC for our direct benefit, such as rent, salaries and benefits expense were included as expenses in our financial statements. The total of these other costs were $39.4 and $20.2 in the first quarter of 2008 and 2007, respectively. As part of VMware’s tax sharing agreement, VMware paid EMC income taxes of $62.3 in the first quarter of 2008, which differed from the amounts owed on a separate return basis. The difference between these amounts is presented as a component of stockholders’ equity. In the first quarter of 2008 and 2007, the difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was $0.5 and $6.6, respectively. In the first quarter of 2008, we incurred interest expense with EMC, net, of $5.8. In the first quarter of 2007, we earned interest income with EMC, net, of $1.3. Interest (expense) income with EMC, net, consists both of interest that has been earned or incurred on our intercompany balance with EMC and from interest expense on the note payable to EMC. In the first quarter of 2008, $6.0 of interest expense was recorded related to the note payable with EMC and was included in the $5.8 interest expense with EMC, net, recorded on the consolidated income statement.

Given that the amounts we recorded for our intercompany transactions with EMC did not arise from transactions negotiated at arm’s length with an unrelated third party, the financial statements included herein may not necessarily reflect our financial condition, results of operations and cash flows had we engaged in such transactions with an unrelated third party during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance as a stand-alone company.

Income Statement Presentation

Sources of Revenues

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

Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or other vendors. Professional services engagements that have durations of ninety days or less are recognized in revenues upon completion of the engagement. Professional services engagements of more than ninety days for which we are able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based upon the hours incurred. Revenues on all other professional services engagements are recognized upon completion.

Costs of Revenues and Operating Expenses

Cost of license revenues.

Our cost of license revenues principally consists of the cost of fulfillment of our software. This cost includes product packaging and personnel and related overhead associated with the physical and electronic delivery of our software products. The cost also includes amortization of capitalized software development costs.

Cost of services revenues.

Our cost of services revenues includes the costs of personnel and related overhead to deliver technical support on our products, and to provide our professional services.

Research and development expenses.

Our research and development (“R&D”), expenses include the personnel and related overhead associated with the research and development of new product offerings and the enhancement of our existing software offerings.

Sales and marketing expenses.

Our sales and marketing expenses include the costs of the personnel and related overhead associated with the sale and marketing of our license and service offerings, as well as the cost of certain specific marketing initiatives, including our semi-annual VMworld conference.

General and administrative expenses.

Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, facilities, human resources, IT infrastructure and legal departments.

Results of Operations

Revenues

Our revenues for the first quarter of 2008 and 2007 are as follows (table in millions):

	For the Three Months Ended March 31,
	2008	2007
Revenues:
License	$294.0	$169.6
Services	144.2	89.1

	$438.2	$258.7
Percentage of revenues:
License	67.1%	65.5%
Services	32.9%	34.5%

	100.0%	100.0%
Revenues:
United States	$225.2	$136.4
International	213.0	122.3

	$438.2	$258.7
Percentage of revenues:
United States	51.4%	52.7%
International	48.6%	47.3%

	100.0%	100.0%

Total revenues increased by $179.5, or 69%, to $438.2 in the first quarter of 2008, compared with $258.7 in the first quarter of 2007. The growth in revenues in the first quarter of 2008 reflected an increase of $124.4 in license revenues and an increase of $55.1 in services revenues as compared to the first quarter of 2007. International revenues as a percentage of total revenues increased by over 100 basis points to 49% in the first quarter of 2008, compared with 47% in the first quarter of 2007.

Our revenue contracts with international customers are denominated in U.S. dollars.

License Revenues.

Software license revenues increased by $124.4, or 73%, to $294.0 in the first quarter of 2008, compared with $169.6 in the first quarter of 2007. We believe a significant majority of the revenue growth in the first quarter of 2008 compared to the first quarter of 2007 is the result of increased sales volumes, driven largely by greater demand for our virtualization product offerings attributable to wider market acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of our network of indirect channel partners. Although we expect our license revenues to continue to grow throughout 2008, we expect the rate of growth to decelerate due primarily to the size and scale of our business and a shift to more customers entering into enterprise agreements, our most comprehensive volume licensing agreement. Under an enterprise agreement, a portion of the revenues is attributed to the license and recognized immediately, but the majority is deferred and recognized as services revenues in future periods. As we increase our sales of enterprise agreements, we expect to have some shift in the mix of our revenues so that license revenues will compose a smaller proportion of our revenue mix and revenue growth in 2008.

We sell our products through a network of channel partners, which includes distributors, resellers, x86 system vendors and systems integrators. As we expand geographically, we may add additional direct channel partners; however, over 80% of the increases in orders in the first quarter of 2008, as compared with the first quarter of 2007, resulted from increased sales volumes through our existing direct channel partners. These increases were driven by several factors, including greater demand for our virtualization product offerings attributable to wider market acceptance of virtualization as part of an organization’s IT infrastructure, a broadened product portfolio and expansion of our indirect channel partner network.

We have more than 13,000 indirect channel partners as of March 31, 2008, an increase of more than 3,000 from December 31, 2007. These indirect channel partners obtain software licenses and services from our distributors and x86 system vendors and market and sell them to end-user customers. In the first quarter of 2008, we introduced new programs for these channel partners to assist them to quickly establish and expand their virtualization practices and drive new customer acquisition. These programs encourage channel loyalty and allow us to reach additional market segments and acquire new customers over the long-term horizon. In addition, we have a direct sales force that complements these efforts. Our sales force works with our channel partners to introduce them to customers and new sales opportunities. Our channel partners also introduce our sales force to their customers.

We experienced an increase in the number of license orders greater than fifty thousand dollars in the first quarter of 2008, compared to the first quarter of 2007. License orders from our distributors and end-user customers which were greater than fifty thousand dollars were approximately 33% and 27% of license revenues in the first quarter of 2008 and 2007, respectively. Although we remain a high-volume transaction business, we believe an increase in the number of license orders greater than fifty thousand dollars in the comparative periods is a result of broader acceptance of virtualization solutions for organizations’ IT infrastructure, a trend toward end-user customers using our products broadly across their organizations, and a result of more customers entering into multi-year enterprise agreements, our most comprehensive volume license offering. We anticipate this trend will continue.

Services Revenues.

Services revenues increased by $55.1, or 62%, to $144.2 in the first quarter of 2008, compared with $89.1 in the first quarter of 2007. Services revenues consist of software maintenance and professional services revenues. The increase in services revenues in the first quarter of 2008 was primarily attributable to growth in our software maintenance revenues. This growth reflects the increase in our license revenues and renewals to customer contracts. Professional services revenues increased due to growing demand for design and implementation services and training programs, as end-user organizations deployed virtualization across their organizations. Given the reasons cited above, including the increased number of multi-year enterprise agreements, we expect that services revenues will compose a larger proportion of our revenue mix and revenue growth in 2008.

Operating Expenses, GAAP and Non-GAAP

Information about our operating expenses with and without stock-based compensation is as follows (table in millions):

	For the Three Months Ended March 31,
	2008			2007
	GAAP	Stock- Based Compen- sation	Non-GAAP	GAAP	Stock- Based Compen- sation	Non-GAAP
Operating expenses:
Cost of license revenues (1)	$22.9	$(0.3)	$22.6	$20.6	$—	$20.6
Cost of services revenues	54.3	(3.3)	51.0	23.5	(0.5)	23.0
Research and development	119.3	(21.1)	98.2	55.0	(6.4)	48.6
Sales and marketing	149.3	(11.3)	138.0	86.7	(2.9)	83.8
General and administrative	44.1	(6.2)	37.9	26.6	(1.8)	24.8

Total operating expenses	$389.9	$(42.2)	$347.7	$212.4	$(11.6)	$200.8
Percentage of revenues:
Cost of license revenues	5.2%		5.2%	7.9%		7.9%
Cost of services revenues	12.4		11.6	9.1		8.9
Research and development	27.2		22.4	21.2		18.8
Sales and marketing	34.1		31.5	33.5		32.4
General and administrative	10.1		8.6	10.3		9.6

Total operating expenses	89.0%		79.3%	82.0%		77.6%

(1) Included in the cost of license revenues is the amortization of capitalized software development costs of $14.9 and $8.0 in the first quarter of 2008 and 2007, respectively.

Operating expenses without stock-based compensation are non-GAAP financial measures. See—“Non-GAAP Financial Measures” below.

Costs of Revenues

Our costs of revenues increased by $33.1, or 75%, to $77.2 in the first quarter of 2008, compared with $44.0 in the first quarter of 2007. The increases in our costs of revenues were primarily attributable to increased direct support, professional services personnel and third-party professional services costs to support the increased services revenues. Included in the costs of revenues is the amortization of capitalized software development costs, which were $14.9 and $8.0 in the first quarter of 2008 and 2007, respectively.

Research and Development Expenses

Our R&D expenses increased by $64.3, or 117%, to $119.3 in the first quarter of 2008, compared with $55.0 in the first quarter of 2007. As a percentage of revenues, R&D expenses were 27% and 21% in the first quarter of 2008 and 2007, respectively. The increase in R&D expenses was primarily attributable to incremental headcount to support the growth of our business, including increased salaries, benefits expense, stock-based compensation expense and consulting fees, resulting from the deployment of additional resources to support new product development. In addition, software capitalization decreased by $2.6 to $5.0 (including $0.9 of stock-based compensation) in the first quarter of 2008, compared with $7.6 (including $0.9 of stock-based compensation) in the first quarter of 2007, due primarily to more resources working on products in the first quarter of 2007 that had reached technological feasibility.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $62.6, or 72%, to $149.3 in the first quarter of 2008, compared with $86.7 in the first quarter of 2007. As a percentage of revenues, sales and marketing expenses were 34% in both the first quarter of 2008 and 2007, respectively. The increases in sales and marketing expenses in absolute dollars consisted primarily of higher salaries, benefits expense and stock-based compensation expense due to both increases in sales and marketing personnel and higher commission expense resulting from increased sales volume. Stock-based compensation expense increased by $8.4 in the first quarter of 2008 as compared with the first quarter of 2007, respectively. A portion of our sales and marketing expenses are denominated in foreign currencies and thus exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, the amount of sales and marketing expenses may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the expenses are payable.

General and Administrative Expenses

Our general and administrative expenses increased by $17.5, or 66%, to $44.1 in the first quarter of 2008, compared with $26.6 in the first quarter of 2007. As a percentage of revenues, general and administrative expenses were 10% in both the first quarter of 2008 and 2007, respectively. These expenses increased in absolute dollars primarily as a result of additional salaries, benefits expense and stock-based compensation expense resulting from the additional resources to support the growth of our business and to expand our own administrative functions, including our finance, legal, and information technology functions, in response to being a public company. Stock-based compensation expense increased by $4.5 in the first quarter of 2008 as compared with the first quarter of 2007.

Stock-Based Compensation Expense

Stock-based compensation expenses increased by $30.5, or 262%, to $42.2 in the first quarter of 2008, compared with $11.6 in the first quarter of 2007. Stock-based compensation primarily increased in the first quarter of 2008 as compared with the first quarter of 2007 due to broad-based stock option and restricted stock unit grants made under the VMware 2007 Equity and Incentive Plan beginning in the second quarter of 2007.

Between the time of our acquisition by EMC in January 2004 and June 2007, we did not issue equity awards in our stock to our employees. During this period, employees received stock-based compensation in the form of EMC stock options and restricted stock awards and units as a result of grants made by EMC’s Board of Directors. Beginning in June 2007, we granted equity incentive awards under our 2007 Equity and Incentive Plan in anticipation of our IPO. In connection with the IPO in August 2007, we conducted an exchange offer pursuant to which we offered our eligible employees the ability to exchange their existing EMC options and restricted stock awards for options to purchase our Class A common stock and restricted stock awards of our Class A common stock, respectively.

As of March 31, 2008, the total unamortized fair value of outstanding VMware equity-based awards and EMC equity-based awards held by VMware employees was approximately $418. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $122, $126, $110, $59, and $1 for the years ended 2008, 2009, 2010, 2011, and 2012, respectively. The annual expense is subject to the amount of stock-based compensation that may be capitalized as costs incurred with the development of new software products and also software developed for internal use, the amount of awards that ultimately vest, and also the timing and ultimate recognition of expense related to restricted stock units and restricted stock awards if certain performance goals are achieved.

In future quarters, our stock-based compensation expense is expected to increase as a result of additional equity grants in future periods.

Intangible Assets

In the first quarter of 2008 and 2007, we amortized $3.9 and $6.3, respectively, for purchased intangible assets. Amortization expense was lower in the first quarter of 2008 as compared to the first quarter of 2007 due to decreasing amortization for historical acquisitions offset in part by additional amortization for new acquisitions. The amortization expense was classified as follows in the consolidated income statements (table in millions):

	For the Three Months Ended March 31,
	2008	2007
Costs of license revenues	$2.3	$5.2
Sales and marketing	0.9	0.6
General and administrative	0.7	0.5

	$3.9	$6.3

Operating Income

Our operating income increased by $2.0, or 4%, to $48.4 in the first quarter of 2008, compared with $46.4 in the first quarter of 2007. Operating margins were 11% and 18% in the first quarter of 2008 and 2007, respectively. Operating margin decreased primarily as a result of the increase in the first quarter of 2008 of stock-based compensation of $30.5, which decreased operating margin by 7%, and an increase in expense of $9.8 from the net effect of capitalizing and amortizing software development costs, which decreased operating margin by 2%.

A portion of our costs of revenues, primarily the costs of personnel to deliver technical support on our products, and a portion of our operating expenses mainly related to sales, sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British pound, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. As a result of fluctuations in the exchange rates between the U.S. dollar and foreign currencies, operating income decreased by $9.9 in the first quarter of 2008, as compared with the first quarter of 2007. If the dollar continues to weaken in relation to other currencies, such as the Euro, we expect this to continue to have a negative effect on our operating margins.

We continue to expect that our operating expenses will increase in absolute terms and could increase as a percentage of revenues. In the second quarter of 2008, we anticipate that our operating margin could decrease as compared to the first quarter due to our continued product development and market expansion investments as well as our exposure to fluctuations in foreign currency rates.

Investment Income

Investment income was $8.0 and $1.7 in the first quarter of 2008 and 2007, respectively. Investment income consists of interest earned on cash and cash equivalent balances. Investment income increased in the first quarter of 2008 compared to the first quarter of 2007 due to higher cash and cash equivalent balances, primarily a result of the proceeds we received in the third quarter of 2007 from our IPO and the sale of shares of our Class A common stock to Intel Capital.

Interest (Expense) Income with EMC, Net

Interest expense with EMC, net, was $5.8 in the first quarter of 2008. Interest income with EMC, net, was $1.3 in the first quarter of 2007. In the first quarter of 2008, interest expense with EMC, net, consisted primarily of $6.0 in interest expense incurred on the note issued to EMC in April 2007, offset by interest income of $0.2 earned on amounts due to us from EMC on our intercompany balance. The decrease in the amount of interest income in the first quarter of 2008, compared with the first quarter of 2007, is due to lower intercompany balances maintained between EMC and us. We anticipate the trend of lower interest income on our intercompany balances to continue in future periods.

Income Tax Provision

Our effective income tax rate was 15.6% for the first quarter of 2008 and 16.9% for the first quarter of 2007. The reduction in the effective rate for the first quarter of 2008, as compared with the first quarter of 2007, was primarily attributable to a change in the mix of income from U.S. to international sources. The income earned abroad is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided. This benefit was partially offset due to the expiration of the federal research tax credit, an increase in other non-deductible permanent differences and transfer pricing adjustments relative to our forecasted annual pre-tax income.

Our rate of taxation in foreign jurisdictions is lower than our United States tax rate.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” and other Securities Exchange Commission (“SEC”) regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of costs of revenues and operating expenses without stock-based compensation meet the definition of non-GAAP financial measures. These non-GAAP financial measures, which are used as measures of our performance, should be considered in addition to, not as a substitute for or in isolation from, measures of our financial performance prepared in accordance with GAAP. We provide this information to show the impact of stock-based compensation on our results of operations, as it is excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly), and because determining the fair value of the related equity awards involves a high degree of judgment and estimation.

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

Liquidity and Capital Resources

Our cash flows for the first quarter of 2008 and 2007, respectively, were as follows:

	For the Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$133.2	$104.9
Net cash used in investing activities	$(85.6)	$(22.6)
Net cash provided by financing activities	$27.2	$—

In the first quarter of 2008, our operating cash flows reflected net income generated during the period of $43.1, adjusted for non-cash items such as depreciation and amortization expense of $37.4 and stock-based compensation of $42.2. This was offset by excess tax benefits from stock-based compensation of $22.7. FAS No. 123(R), “Accounting for Stock-Based Compensation,” requires excess tax benefits relating to stock-based compensation deductions be presented as financing cash flows, rather than as cash flows from operating activities. The benefits of tax deductions in excess of the tax-affected compensation could fluctuate significantly from period to period based on the number of stock-based awards exercised, sold or vested, the tax benefit realized and the tax-affected compensation recognized.

Additionally, working capital, including short- and long-term deferred revenue, income taxes payable to EMC and deferred income taxes, net, generated cash flow of $31.9 in the first quarter of 2008, primarily as the result of an increase in deferred revenue of $88.2 due to the growth in our business. This was offset by increases in deferred income taxes, net, of $36.3, and decreases in income taxes payable to EMC of $21.6 and accrued expenses of $15.3. As of March 31, 2008, our deferred revenue balance consisted of deferred license revenues of $32.4 and deferred services revenues of $608.7, of which $402.3 of the total deferred revenue balance was classified as current.

In the first quarter of 2007, our operating cash flow reflected net income generated during the period of $41.1, adjusted for non-cash items such as depreciation and amortization expense of $21.2 and stock-based compensation of $11.6. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, net, generated cash flow of $30.4, primarily as a result of a decrease in accounts receivable of $46.4 and an increase in deferred revenues of $33.7. Our deferred revenue balance consisted of deferred license revenues of $76.4 and deferred service revenues of $263.9 at March 31, 2007, of which $262.1 of the total deferred revenue balance was classified as current.

Cash used in investing activities was $85.6 in the first quarter of 2008 and $22.6 in the first quarter of 2007. Cash paid for capital additions was $49.0 and $16.6 in the first quarter of 2008 and 2007, respectively. Capital additions increased in the first quarter of 2008 as compared to the first quarter of 2007, primarily due to increased costs related to our new headquarters facilities and investment in computer and network equipment. For our new headquarters facilities, we purchased furniture and fixtures and invested cash in the remaining buildings under development. We invested in computer and network equipment to support increased personnel and related infrastructure requirements both domestically and internationally. We expect this investment to continue. In the first quarter of 2008, we also purchased $19.1 in capital additions that are not reflected in our statement of cash flows as we had not remitted cash for the additions prior to the end of the quarter. Business acquisitions, net of cash acquired, used $33.3 in the first quarter of 2008. Capitalized software development costs, which exclude stock-based compensation expenses, were $4.2 and $6.7 in the first quarter of 2008 and 2007, respectively.

Cash provided by financing activities was $27.2 in the first quarter of 2008. We had no financing activities in the first quarter of 2007, primarily because we had not yet issued equity awards under our 2007 Employee Equity and Incentive Plan. Cash provided by financing activities in the first quarter of 2008 reflected proceeds from stock option exercises, including the purchase of shares under our 2007 Employee Stock Purchase plan of $23.7, and excess tax benefits from stock-based compensation of $22.7. These financing cash inflows were partially offset by $19.1 of shares repurchased to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock. We expect that cash proceeds from exercises of stock options and the excess tax benefit from stock-based compensation will increase over time as more stock options vest and become exercisable, however, these proceeds could fluctuate significantly from period to period based on the number of awards exercised, sold or vested, the tax benefit realized, and the tax-affected compensation recognized.

Our cash and cash equivalents balance was $1,306.0 in the first quarter of 2008 and $258.5 in the first quarter of 2007. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for at least the next twelve months.

To date, inflation has not had a material impact on our financial results.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the first quarter of 2008.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth within Item 7 of our 2007 Annual Report on Form 10-K may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note A to our consolidated financial statements of our 2007 Annual Report on Form 10-K.

New Accounting Pronouncements

We adopted Financial Accounting Standards (“FAS”) FAS No. 157, “Fair Value Measurements” (“FAS No. 157”) on January 1, 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS No. 157 by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, beginning on January 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 1, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. We are currently evaluating the potential impact of FAS No. 157 for non-financial assets and non-financial liabilities on our financial position and results of operations. The adoption for financial assets and liabilities did not have an impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (revised 2007) or FAS No. 141R, “Business Combinations.” This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141 (revised 2007) is effective for fiscal years beginning after

December 15, 2008. The impact of the standard on our financial position and results of operation will be dependent upon the number of and magnitude of acquisitions that are consummated once the standard is effective.

In December 2007, the FASB issued FAS No. 160 or FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the standard to have a material impact on our financial position or results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

International revenues as a percentage of total revenues were 48.6% and 47.3% in the first quarter of 2008 and 2007, respectively. Our revenue contracts are denominated in U.S. dollars and the vast majority of our purchase contracts are denominated in U.S. dollars. A portion of our cost of revenues, primarily the cost of personnel to deliver technical support on our products, and a portion of our operating expense related to sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British pound, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, operating expenses may differ materially from expectations. For example, the amount of our operating lease commitments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies as several of our operating leases are payable in foreign currencies.

We do not hedge our exposure to foreign currency fluctuation. In the first quarter of 2008, as a result of fluctuations in the exchange rates between the U.S. dollar and foreign currencies, operating income decreased by $9.9 million as compared to the first quarter of 2007.

Interest Rate Risk

Our exposure to market risk relates primarily to the variable interest obligation on the note we incurred to fund an $800.0 million dividend to EMC. The dividend was declared in April 2007, but given retroactive effect as of December 31, 2006. The note may be repaid, without penalty, at any time. Subsequent to receiving the proceeds from our IPO in August 2007, we repaid $350.0 million of principal on the note. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note payable as of March 31, 2008 was 5.28%, but the interest rate on the note payable will decrease by approximately 200 basis points for the second quarter of 2008 because of decreases in the 90-day LIBOR. Therefore, we expect our interest expense on the note payable to decrease in the subsequent quarter. If our interest rates were to instantaneously increase (decrease) 100 basis points from the March 31, 2008 rate and assuming no payments on the principal were made during 2008, our annual interest expense would increase (decrease) by $4.5 million.

Item 4T.	CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are named from time to time as a party to lawsuits in the normal course of its business. In such cases it is our policy to defend against such claims, or if considered appropriate, negotiate a settlement on commercially reasonable terms. However, no assurance can be given that we will be able to negotiate settlements on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our consolidated financial position, liquidity, operating results, or our consolidated financial statements taken as a whole.

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

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft currently provides products that compete with some of our free offerings and has released a beta version of a product that will likely compete with our entry level enterprise-class products in the future. Microsoft’s offerings are positioned to compete with our hypervisor offerings. We also face competition from other companies, including several recent market entrants and there have been a number of announcements of new product initiatives, alliances and consolidation efforts by our competitors. For example, Citrix Systems acquired XenSource, a developer of virtual infrastructure software, and announced an expansion of its alliance with Microsoft, and XenSource products were made available preinstalled on servers of certain x86 vendors. Virtual Iron Software released a new version of its infrastructure product, Sun Microsystems announced a virtualization initiative and Oracle released a Xen-based product. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase.

Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has implemented distribution arrangements with x86 system vendors and independent software vendors, or ISVs, related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of our corresponding format. Microsoft has also recently implemented pricing policies that require customers to pay additional license fees based on certain uses of virtualization technology. These distribution and licensing restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle’s announcement promised free server virtualization software intended to support Oracle and non-Oracle applications. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings.

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

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied upon as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe generally reflects customer buying patterns for enterprise technology. As a result, our quarterly operating results are difficult to predict even in the near term. If our revenues or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our Class A common stock would likely decline substantially.

In addition, factors that may affect our operating results include, among others:

•	fluctuations in demand, adoption, sales cycles and pricing levels for our products and services;

•	fluctuations in foreign currency exchange rates;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•

the timing of recognizing revenues in any given quarter, which, as a result of software revenue recognition policies, can be affected by a number of factors, including product announcements and beta programs;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of upgrades or new products by us or by our competitors;

•	our ability to implement scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales; and

•	general economic conditions in our domestic and international markets.

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

One distributor accounted for 23% of revenues in 2007. Additionally, another distributor accounted for 12% of revenues in 2007. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

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

Detecting and protecting against the unauthorized use of our products, technology and proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, financial condition and results of operations, and there is no guarantee that we would be successful. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to protecting their technology or intellectual property rights than do we. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which could result in a substantial loss of our market share.

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

Our sales cycles can be long and unpredictable, our sales efforts require considerable time and expense and timing of sales is subject to changing purchasing behaviors of our customers. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Additionally, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product offerings and delay product sales.

Additionally, our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in financial condition and results of operations. We believe this uneven sales pattern is a result of many factors including the following:

•	the tendency of customers to wait until late in a quarter to commit to a purchase in the hope of obtaining more favorable pricing;

•	the fourth quarter influence of customers spending their remaining capital budget authorization prior to new budget constraints in the first nine months of the following year;

•	seasonal influences.

If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, financial condition and results of operations could be materially adversely affected.

Our current research and development efforts may not produce significant revenues for several years, if at all.

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were $119.3 million, or 27% of our total revenues, in the three months ended March 31, 2008, and $285.9 million, or 22% of our total revenues, in 2007. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.

The markets for our software solutions are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. We may not be able to develop updated products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products to work with these systems and devices. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the expected migration of servers from dual-core to quad-core microprocessor technology will also allow an end user with a given number of licensed copies of our software to double the number of virtualization machines run per server socket without having to purchase additional licenses from us. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. If any of the foregoing events were to occur, our ability to retain or increase market share and revenues in the virtualization software market could be materially adversely affected.

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

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenues could be negatively impacted.

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, lowering prices for our products and services and reducing unit sales.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, financial condition and results of operations.

In the future we may seek to acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, financial condition and results of operations. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. We have limited historical experience with the integration of acquired companies. There can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from these businesses. Any difficulties we encounter in the integration process could divert management from day-to-day responsibilities, increase our expenses and have a material adverse effect on our business, financial condition and results of operations. In addition, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable and are required to test goodwill for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets resulting from an acquisition or otherwise is determined, resulting in an adverse impact on our results of operations.

Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales and operations.

In 2007, we derived approximately 46%, and in the three months ended March 31, 2008, we derived approximately 49%, of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	increased exposure to foreign currency exchange rate risk;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	difficulties in delivering support, training and documentation in certain foreign markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	economic or political instability and security concerns in countries that are important to our international sales and operations;

•	the overlap of different tax structures or changes in international tax laws;

•	reduced protection for intellectual property rights, including reduced protection from software piracy in some countries;

•	difficulties in transferring funds from certain countries; and

•	difficulties in maintaining appropriate controls relating to revenue recognition practices.

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

Our products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products. End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, financial condition and results of operations could be adversely impacted.

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

We remediated the material weakness found in our internal controls as of December 31, 2006 by implementing additional formal policies, procedures and processes, hiring additional accounting personnel and increasing management review and oversight over the financial statement close process. Under Section 404 of the Sarbanes-Oxley Act of 2002 and the current rules of the SEC, our management and independent registered public accounting firm will be required to evaluate and report on the effectiveness of our internal control over financial reporting as of December 31, 2008. If additional material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and the price of our common stock may decline.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

We are preparing for compliance with Section 404 by remediating the previously identified material weakness in our internal controls and by assessing, strengthening and testing our system of internal controls. In particular, we believe we will need to increase the number of our accounting personnel and improve our processes and systems to ensure timely and accurate reporting of our financial results in accordance with reporting obligations as a stand-alone public company. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that these measures will provide adequate control over our financial processes and reporting. In addition, we have identified certain processes that need to be automated in order to ensure that we have effective internal control over financial reporting. If we are not able to automate these processes in a timely fashion, we will not be able to ensure compliance. Furthermore, as we grow our business, our internal controls will become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we are unable to comply with Section 404, our non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. For example, renewal of the U.S. research and development tax credit which benefited our tax rate by approximately 4 percentage points in 2007 is uncertain from year to year and it currently stands repealed for 2008. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our financial condition or results of operations.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems, such as computer viruses or terrorism, which could result in delays or cancellations of customer orders or the deployment of our products.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, financial condition and results of operations. As we continue to grow internationally, increasing amounts of our business will be located in foreign countries that may be more subject to political or social instability that could disrupt operations. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Furthermore, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our revenues would be adversely affected.

Risks Related to Our Relationship with EMC

As long as EMC controls us, holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.

As of March 31, 2008, EMC owned 26,500,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 85% of the total outstanding shares of common stock or 98% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group II directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group I director(s). Shares of Class B common stock are entitled to one vote per share when voting for such remaining directors. Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors. If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC (other than in a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or in transfers following such a distribution), those shares will automatically convert into Class A common stock. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

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

In the event EMC is acquired or otherwise undergoes a change of control, any acquirer or successor will be entitled to exercise the voting control and contractual rights of EMC, and may do so in a manner that could vary significantly from that of EMC.

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

Our historical financial information we have included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during those historical periods. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by EMC, including tax, accounting, treasury, legal and human resources services. This historical financial information is not necessarily indicative of what our financial position, results of operations or cash flows will be in the future. We have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.

Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our transitional services agreements with EMC.

Before the completion of our initial public offering (“IPO”) in August 2007, in which we issued and sold 37,950,000 shares of our Class A common stock at an issue price of $29.00 per share, we were a wholly-owned subsidiary of EMC and we relied on administrative and other resources of EMC to operate our business. In connection with our IPO, we entered into various service agreements with EMC to retain the ability for specified periods to use these EMC resources. These services may not be provided at the same level as when we were a wholly-owned subsidiary of EMC, and we may not be able to obtain the same benefits that we received prior to our IPO. These services may not be sufficient to meet our needs, and after our agreements with EMC expire, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with EMC. We will need to create our own administrative and other support systems or contract with third parties to replace EMC’s systems. In addition, we have received informal support from EMC which may not be addressed in the agreements we have entered into with EMC; the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in EMC’s administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

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

Prior to our IPO in August 2007, we were included in the EMC consolidated group for U.S. federal income tax purposes, and expect to continue to be included in such consolidated group for periods in which EMC owned at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the EMC consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation and/or its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.

Any inability to resolve favorably any disputes that arise between us and EMC with respect to our past and ongoing relationships may result in a significant reduction of our revenues and earnings.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between September 30, 2007 and March 31, 2008, the closing trading price of our Class A common stock was very volatile, ranging between $42.77 and $124.83 per share, including single-day increases of up to 13% and declines up to 34%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

Intel Corporation’s (“Intel”) and Cisco System’s (“Cisco”) ownership relationship with us and the membership on our board of individuals proposed by Intel and Cisco may create actual or potential conflicts of interest.

As a result of an investment by Intel Capital in our Class A common stock in August 2007, Intel has an ownership interest in us and pursuant to Intel’s right to designate a director acceptable to our board of directors, we appointed an Intel executive to our board of directors. Cisco, pursuant to its purchase of our Class A common stock from EMC, also has an ownership relationship with us, and we appointed an executive officer of Cisco (since retired from that position) proposed by Cisco as one of our directors. These relationships may create actual or potential conflicts of interest and the best interests of Intel or Cisco may not reflect the best interests of other holders of our Class A common stock.

As a public company we incur costs and face demands on our management in addition to the costs and demands we faced prior to our initial public offering.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On August 17, 2007, we completed our IPO of Class A common stock pursuant to a registration statement on Form S-1 (Registration No. 333-142368), which the U.S. Securities and Exchange Commission declared effective on August 13, 2007.

As a result of the IPO, we raised approximately $1,035.2 million in net proceeds to us after deducting underwriting discounts and commissions of $60.5 million and offering expenses of $4.9 million. In August 2007, we used a portion of the proceeds to repay $350.0 million of the $800.0 million note payable owed to EMC. Following the repayment of $350.0 million on the note, the outstanding principal balance was $450.0 million. We also purchased from EMC our new headquarters for an amount equal to the cost expended by EMC on our behalf in the construction of those facilities, which was $132.6 million. We have invested the proceeds in a variety of capital preservation investments, generally money market securities and cash that are classified as cash and cash equivalents on our March 31, 2008 balance sheet. We are using the net proceeds of the offering for working capital and other general corporate purposes, including to finance our growth, develop new products and fund capital expenditures and acquisitions.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2008	293,732	$56.87	—	—
February 1 – February 29, 2008	29,490	58.81	—	—
March 1 – March 31, 2008	40,115	46.89	—	—

	363,337	55.74	—	—

We do not have a publicly announced stock repurchase program. All shares referenced in the above table were withheld through net share settlements during the fiscal quarter ending March 31, 2008 upon the vesting of restricted stock awards under our equity compensation plan to satisfy tax withholding obligations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2008, our sole Class B common stockholder, EMC, authorized the aggregate size of annual equity grants for 2008 in accordance with our Amended and Restated Certificate of Incorporation, by an action by written consent pursuant to Section 228 of the Delaware General Corporation Law.

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

VMWARE, INC.

Dated: May 9, 2008	By:	/s/ MARK S. PEEK
Mark S. Peek
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.