Form 10-Q
period 2008-06-30
VMWARE, INC.
filed 2008-08-08
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 388,682,977, of which 88,682,977 shares were Class A common stock and 300,000,000 were Class B common stock.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,540,260	$1,231,168
Accounts receivable, less allowance for doubtful accounts of $1,160 and $1,603	309,719	283,824
Deferred tax asset, current portion	31,470	54,386
Income taxes receivable, net	99,649	—
Other current assets	46,741	33,956

Total current assets	2,027,839	1,603,334
Property and equipment, net	349,851	276,983
Other assets, net	62,909	71,695
Deferred tax asset, net of current portion	48,261	72,249
Intangible assets, net	33,783	32,073
Goodwill	684,338	639,366

Total assets	$3,206,981	$2,695,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,986	$61,503
Accrued expenses	171,283	173,610
Due to EMC, net	33,345	2,759
Income taxes payable, current portion	—	68,823
Deferred revenue, current portion	450,326	363,317

Total current liabilities	721,940	670,012
Note payable to EMC	450,000	450,000
Deferred revenue, net of current portion	270,962	189,479
Deferred tax liability	25,613	27,327
Income taxes payable, net of current portion	25,471	18,265
Commitments and contingencies (see Note J)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 87,959 and 82,924 shares	880	829
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	1,668,847	1,352,788
Retained earnings (accumulated deficit)	40,268	(16,000)

Total stockholders’ equity	1,712,995	1,340,617

Total liabilities and stockholders’ equity	$3,206,981	$2,695,700

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License	$284,233	$204,048	$578,213	$373,605
Services	171,895	92,777	316,090	181,915

	456,128	296,825	894,303	555,520
Operating expenses:
Cost of license revenues	21,639	20,832	44,498	41,388
Cost of services revenues	58,892	27,985	113,203	51,453
Research and development	114,128	71,581	233,383	126,539
Sales and marketing	158,307	98,989	307,564	185,696
General and administrative	42,162	30,703	86,264	57,327

Operating income	61,000	46,735	109,391	93,117
Investment income	6,310	2,714	14,314	4,419
Interest expense with EMC, net	(3,579)	(7,791)	(9,398)	(6,519)
Other income (expense), net	370	(146)	824	(87)

Income before taxes	64,101	41,512	115,131	90,930
Income tax provision	11,765	7,288	19,740	15,626

Net income	$52,336	$34,224	$95,391	$75,304

Net income per weighted-average share, basic for Class A and Class B	$0.14	$0.10	$0.25	$0.23
Net income per weighted-average share, diluted for Class A and Class B	$0.13	$0.10	$0.24	$0.23

Weighted-average shares, basic for Class A and Class B	382,931	332,500	381,976	332,500
Weighted-average shares, diluted for Class A and Class B	398,979	332,501	398,258	332,501

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$52,336	$34,224	$95,391	$75,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,459	23,622	76,893	44,819
Stock-based compensation, excluding amounts capitalized	42,072	15,973	84,233	27,617
Excess tax benefits from stock-based compensation	(56,735)	—	(79,427)	—
Other adjustments	(278)	(429)	1,058	134
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(25,132)	(52,451)	(24,286)	(6,090)
Other assets	(4,687)	(8,054)	(13,281)	(8,660)
Due to/from EMC, net	23,040	(33,902)	40,286	(90,080)
Accounts payable	(18,602)	14,349	(11,130)	12,381
Accrued expenses	11,349	10,508	(3,956)	11,468
Income taxes payable/receivable, net	(75,412)	22,813	(97,008)	37,509
Deferred income taxes, net	83,063	(16,037)	46,719	(22,628)
Deferred revenue	80,161	75,015	168,322	108,755

Net cash provided by operating activities	150,634	85,631	283,814	190,529

Cash flows from investing activities:
Additions to property and equipment	(51,899)	(32,335)	(100,921)	(48,919)
Capitalized software development costs	(11,770)	(3,872)	(15,934)	(10,544)
Purchase of long-term investment	(1,750)	—	(1,750)	—
Business acquisitions, net of cash acquired	—	(21,414)	(33,289)	(21,410)
Decrease (increase) in restricted cash	—	(6,382)	896	(5,694)

Net cash used in investing activities	(65,419)	(64,003)	(150,998)	(86,567)

Cash flows from financing activities:
Proceeds from issuance of common stock	109,658	—	133,327	—
Excess tax benefits from stock-based compensation	56,735	—	79,427	—
Shares repurchased for tax withholdings on vesting of restricted stock	(17,359)	—	(36,478)	—

Net cash provided by financing activities	149,034	—	176,276	—

Net increase in cash and cash equivalents	234,249	21,628	309,092	103,962
Cash and cash equivalents at beginning of the period	1,306,011	258,468	1,231,168	176,134

Cash and cash equivalents at end of the period	$1,540,260	$280,096	$1,540,260	$280,096

Non-cash items:
Changes in capital additions, accrued but not paid	$(6,914)	$—	$12,196	$—

The accompanying notes are an integral part of the consolidated financial statements.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. Overview and Basis of Presentation

Company and Background

VMware, Inc. (“VMware” or the “Company”) is the leading provider of virtual infrastructure software solutions from the desktop to the datacenter. Our virtual infrastructure software solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

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

VMware historically has received, and continues to receive, certain administrative services from EMC Corporation (“EMC”), and VMware and EMC engage in certain intercompany transactions. The consolidated financial statements include expense allocations for certain corporate functions provided to VMware by EMC, including general corporate expenses. Additionally, certain other costs incurred by EMC for the direct benefit of VMware, such as rent and salaries and benefits, have been included in VMware’s financial statements. Management believes the assumptions underlying the financial statements and the above allocations are reasonable. However, given these intercompany transactions did not arise from transactions negotiated at arm’s length with an unrelated third party, the financial statements included herein may not necessarily reflect financial condition, results of operations and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, historical results of VMware should not be relied upon as an indicator of the future performance of VMware. VMware’s future results of operations, which will include costs and expenses for it to operate as an independent company, including payments to EMC for administrative services provided to VMware pursuant to a master transaction agreement and ancillary agreements entered into with EMC in connection with VMware’s initial public offering (“IPO”) in August 2007, may be materially different than VMware’s historical financial position, results of operations and cash flows.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

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

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. The impact of the standard on VMware’s financial position and results of operations will be dependent upon the number of and magnitude of acquisitions that are consummated once the standard is effective.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS No. 160”). The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. FAS No. 160 is effective for fiscal years beginning after December 15, 2008. VMware does not expect the standard to have a material impact on the Company’s financial position and results of operations.

In April 2008, the FASB issued a FASB Staff Position on FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. VMware is currently evaluating the potential impact of FSP FAS No. 142-3 on the Company’s financial position and results of operations.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

Services revenue

Services revenue consists of software maintenance and professional services. VMware recognizes maintenance revenues ratably over the contract period. Professional services include design, implementation and training. Professional services are not considered essential to the functionality of VMware’s products as these services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements that have durations of 90 days or less are recognized as revenue upon completion of the engagement. Professional services engagements of more than 90 days for which VMware is able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based upon the hours incurred. Revenue on all other professional services engagements is recognized upon completion.

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

Research and Development and Capitalized Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Technological feasibility is defined as the earlier of the completion of a detailed program design or a working model. Such costs include salaries and benefits, including stock-based compensation, consultants, facilities-related costs, equipment costs and depreciation. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Upon general release of the products, capitalized costs are amortized over periods ranging from 18 to 24 months, which represent the products’ estimated useful lives.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

Unamortized software development costs were $57.5 million and $66.8 million at June 30, 2008 and December 31, 2007, respectively, and are included in other assets, net.

In the three months ended June 30, 2008 and 2007, VMware capitalized $14.8 million (including $3.0 million of stock-based compensation) and $4.4 million (including $0.5 million of stock-based compensation), respectively, of costs incurred for the development of software products. In the six months ended June 30, 2008 and 2007, VMware capitalized $19.9 million (including $3.9 million of stock-based compensation) and $12.0 million (including $1.5 million of stock-based compensation), respectively, of costs incurred for the development of software products. Amortization expense from capitalized amounts was $14.3 million and $8.7 million in the three months ended June 30, 2008 and 2007, respectively. Amortization expense from capitalized amounts was $29.1 million and $16.7 million in the six months ended June 30, 2008 and 2007, respectively.

Long-Lived Assets

Intangible assets, other than goodwill, are amortized over their estimated useful lives which range from one to nine years. In the three months ended June 30, 2008 and 2007, VMware amortized $3.8 million and $6.3 million, respectively, for purchased intangible assets. The amortization expense for the six months ended June 30, 2008 and 2007 was $7.7 million and $12.6 million, respectively.

VMware reviews long-lived assets for impairment in accordance with FAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” VMware initiates reviews for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. To date, no such impairment has been identified.

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

C. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes potentially dilutive securities. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards and other unvested restricted stock, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of June 30, 2008, VMware had 86.2 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$52,336	$34,224	$95,391	$75,304

Weighted-average shares, basic for Class A and Class B	382,931	332,500	381,976	332,500
Effect of dilutive securities	16,048	1	16,282	1

Weighted-average shares, diluted for Class A and Class B	398,979	332,501	398,258	332,501

Net income per weighted-average share, basic for Class A and Class B	$0.14	$0.10	$0.25	$0.23
Net income per weighted-average share, diluted for Class A and Class B	$0.13	$0.10	$0.24	$0.23

For the three and six months ended June 30, 2008, stock options to acquire 4.5 million and 4.3 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three and six months ended June 30, 2007, stock options to acquire 35.7 million shares of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

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

VMware’s cash and cash equivalents as of June 30, 2008 were $1.5 billion and included $1.0 billion of money market securities, which are classified within Level 1 of the fair value hierarchy because the securities are valued using quoted prices in active markets for identical assets. There were no other financial assets or liabilities carried at fair value as of June 30, 2008.

E. Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions

VMware acquired two companies during the first half of 2008 for aggregate cash consideration of $33.3 million, net of cash acquired and including transaction costs. The acquisitions were not material, neither individually nor in the aggregate. Acquired intangibles totaled $9.4 million and have estimated useful lives of between one and eight years. The excess of the purchase price over the fair value of the net assets acquired was $38.6 million and is classified as goodwill on the consolidated balance sheet as of June 30, 2008.

The purchase price for the companies acquired in the first half of 2008 has been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the respective acquisition dates. The purchase price allocations are preliminary and may be adjusted. A final determination of required purchase accounting adjustments will be made upon finalization of integration activities and resolution of certain tax contingencies. The results of operations of the acquired companies have been included in the Company’s consolidated results from the respective closing dates forward.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

On May 28, 2008, VMware announced a definitive agreement to acquire a privately-held application performance management software company. On July 1, 2008, the Company announced that it completed this acquisition. See Note N to VMware’s consolidated financial statements.

Pro forma results of operations have not been presented for the aforementioned acquisitions as the results of the acquired companies, either individually or in the aggregate, were not material to the Company’s consolidated results of operations.

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2008 consist of the following (table in thousands):

Balance, January 1, 2008	$639,366
Goodwill acquired	38,575
Adjustments to purchase price allocations	6,397

Balance, June 30, 2008	$684,338

As of June 30, 2008, $519.2 million of goodwill consisted of EMC’s purchase accounting for VMware.

F. Property and Equipment, net

Property and equipment, net, as of June 30, 2008 and December 31, 2007 consist of the following (table in thousands):

	June 30, 2008	December 31, 2007
Furniture and fixtures	$42,162	$30,678
Equipment and software	237,398	156,641
Buildings and improvements	177,149	129,752
Construction in progress	5,163	32,097

	461,872	349,168
Accumulated depreciation	(112,021)	(72,185)

	$349,851	$276,983

Depreciation expense was $21.4 million and $40.1 million for the three and six months ended June 30, 2008, respectively, and $8.6 million and $15.5 million for the three and six months ended June 30, 2007, respectively.

During the second quarter of 2008, VMware reviewed and revised the estimated useful lives of certain assets after considering (i) the estimated future benefits the Company expects to receive from those assets, (ii) the pattern of consumption of those benefits and (iii) the information available regarding those benefits. VMware increased the estimated useful lives of computers and other related equipment, which had carrying values of $42.6 million and $17.4 million, respectively, as of March 31, 2008, from 2 years to 3 years to match the length of the related warranty contracts. These changes in estimates will be accounted for prospectively. These changes in estimates reduced depreciation expense by $4.8 million and increased both basic and diluted earnings per share by $0.01 from what would have been reported otherwise in the second quarter of 2008.

G. Accrued Expenses

Accrued expenses as of June 30, 2008 and December 31, 2007 consist of (table in thousands):

	June 30, 2008	December 31, 2007
Salaries, commissions, and benefits	$91,095	$93,678
Accrued partner liabilities	49,586	42,852
Other	30,602	37,080

	$171,283	$173,610

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

H. Income Taxes

Although VMware files a federal consolidated tax return with EMC, the Company has calculated its income tax provision on a stand-alone basis. The Company’s effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations.

VMware’s effective income tax rate was 18.4% and 17.1% for the three and six months ended June 30, 2008, respectively. The effective income tax rate was 17.6% and 17.2% for the three and six months ended June 30, 2007, respectively. The increase in the effective rate for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily attributable to the expiration of the federal research tax credit, an increase in other non-deductible permanent differences and an increase in transfer pricing adjustments relative to the Company’s forecasted annual pre-tax income. These increases in the effective tax rate were largely offset by the tax benefit resulting from a change in the mix of income from U.S. sources to international sources. Income earned abroad is considered indefinitely reinvested in the Company’s foreign operations and no provision for U.S. taxes has been provided. The effective tax rates for the six months ended June 30, 2008 and June 30, 2007 were essentially the same at 17.1% and 17.2%, respectively. VMware derived a tax benefit resulting from a change in the mix of income from U.S. sources to international sources. This tax benefit, which decreased the effective tax rate, was largely offset by the increases in the effective tax rate primarily attributable to the expiration of the federal research tax credit, an increase in other non-deductible permanent differences and an increase in transfer pricing adjustments relative to the Company’s forecasted annual pre-tax income. Income earned abroad is considered indefinitely reinvested in the Company’s foreign operations and no provision for U.S. taxes has been provided.

As of June 30, 2008, VMware had $28.0 million of gross unrecognized tax benefits and $26.1 million of unrecognized tax benefits, net of federal tax benefit. The gross and net unrecognized tax benefits included interest and penalties of $0.9 million and $0.7 million respectively. The Company reports interest and penalties related to unrecognized tax benefits in income tax expense. If the total amount of net unrecognized tax benefits had been recognized, $7.6 million would have been recorded to goodwill and the remaining $18.5 million would have adjusted the Company’s effective tax rate. The $26.1 million of net unrecognized tax benefits are not expected to be paid within the next 12 months and were classified in non-current income taxes payable. VMware does not expect significant changes to its unrecognized tax benefits within the next 12 months.

As of June 30, 2008, the Company had a net income tax receivable of $99.6 million, which was principally comprised of amounts due from EMC; however, this amount was net of approximately $7.9 million of current income taxes payable due to various governmental authorities. The receivable arose because the Company had a stand-alone taxable loss for the six months ended June 30, 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock when the restrictions lapse. Under the tax sharing agreement with EMC, EMC is obligated to pay to VMware an amount equal to the tax benefit that EMC will recognize on its consolidated tax return.

I. 401(k) Plan

Prior to March 2008, VMware employees participated in the EMC Corporation 401(k) Savings Plan (the “EMC Plan”), and EMC cross-charged the Company for the costs associated with VMware employees who participated in the EMC Plan.

In 2008, VMware established a defined contribution retirement savings program, the VMware Inc. 401(k) Savings Plan (the “VMware Plan”), which is qualified under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”). This plan is available solely to employees of VMware. In March 2008, VMware employees began participating in the VMware Plan and ceased participation in the EMC Plan. In March 2008, $96.4 million of assets and $1.1 million of participant loans were transferred from the EMC Plan into the VMware Plan.

VMware matches pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). Matching contributions are immediately 100% vested. During the three and six months ended June 30, 2008, VMware contributions for employees were $2.3 million and $4.3 million, respectively. Employees may elect to invest their contributions in a variety of funds. The Company’s matching contribution mirrors the investment allocation of the employee’s contribution.

J. Commitments and Contingencies

Litigation

VMware is named from time to time as a party to lawsuits in the normal course of its business. In such cases it is the Company’s policy to defend against such claims, or if considered appropriate, negotiate a settlement on commercially

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

reasonable terms. While the outcome of these matters is currently not determinable, based on currently available information, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company. However, no assurance can be given that the Company will be able to negotiate settlements on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position, liquidity, operating results, or consolidated financial statements taken as a whole.

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at June 30, 2008 are as follows (table in thousands):

Remainder of 2008	$14,226
2009	29,121
2010	28,262
2011	26,113
2012	16,361
Thereafter	294,931

Total minimum lease payments	$409,014

The amount of the future lease commitments after 2012 is primarily for the ground lease on the Company’s Palo Alto, California headquarters facilities, which expires in 2057. As several of VMware’s operating leases are payable in foreign currencies, the amount of operating lease commitments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.

K. Stockholders’ Equity

VMware Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”) that is intended to be qualified under Section 423 of the Code. A total of 6.4 million shares of VMware Class A common stock were reserved for issuance under the ESPP. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were first granted under the ESPP on August 13, 2007, the date on which VMware’s Form S-1 Registration Statement was declared effective by the SEC, and became exercisable on December 31, 2007. Thereafter, options to purchase shares will be granted twice yearly, on or about January 1 and July 1, and will be exercisable on or about the succeeding June 30 or December 31, respectively.

For the purchase period ended December 31, 2007, employees purchased 0.6 million shares under the ESPP at a purchase price per share of $24.65. This purchase period was completed in January 2008. For the purchase period ended June 30, 2008, employees purchased 0.4 million shares under the ESPP at a purchase price per share of $45.78. This purchase period was completed in June 2008.

VMware Stock Options

The following table summarizes option activity since January 1, 2008 for VMware stock options (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2008	45,339	$26.76
Granted	3,680	58.39
Forfeited	(755)	36.79
Expired	(1)	24.28
Exercised	(4,583)	21.45

Outstanding, June 30, 2008	43,680	29.71

Total cash proceeds from the exercise of stock options for the six months ended June 30, 2008 were $99.0 million. The options exercised during the six months ended June 30, 2008 had a pre-tax intrinsic value of $192.3 million.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

VMware Restricted Stock

VMware restricted stock includes restricted stock awards, restricted stock units and other restricted stock. Other restricted stock includes options exercised by non-employee directors that were required to be exercised within one year of grant, but are subject to a three-year vesting provision. The exercise of those options prior to vesting results in the outstanding shares being subject to repurchase and hence restricted until such time as the respective options vest.

The following table summarizes restricted stock activity since January 1, 2008 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted stock at January 1, 2008	3,565	$24.64
Granted	540	64.84
Vested	(1,703)	22.27
Forfeited	(9)	22.05

Restricted stock at June 30, 2008	2,393	35.40

As of June 30, 2008, the aggregate intrinsic value of VMware restricted stock was $127.0 million. These shares are scheduled to vest through 2012.

Shares Repurchased for Tax Withholdings

During the three months ended June 30, 2008, VMware repurchased 283,839 shares of Class A common stock, for $18.9 million to cover employee tax withholding obligations. Pursuant to the respective agreements, these shares were repurchased in conjunction with the net share settlement upon the vesting of restricted stock during the quarter. The $18.9 million is recorded as a reduction to retained earnings as of June 30, 2008.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated income statements for the three and six months ended June 30, 2008 and 2007 (table in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Cost of license revenues	$276	$74	$539	$110
Cost of services revenues	3,795	919	7,056	1,413
Research and development	19,479	8,252	40,576	14,644
Sales and marketing	11,699	4,240	23,000	7,184
General and administrative	6,823	2,488	13,062	4,266

Stock-based compensation expense	$42,072	$15,973	$84,233	$27,617

For the three and six months ended June 30, 2008, VMware capitalized $3.0 million and $3.9 million, respectively, of stock-based compensation expense associated with capitalized software development. For the three and six months ended June 30, 2008, VMware capitalized an additional $0.3 million and $0.8 million, respectively, of stock-based compensation expense associated with software developed for internal use.

For the three and six months ended June 30, 2007, VMware capitalized $0.5 million and $1.5 million, respectively, of stock-based compensation expense associated with capitalized software development.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the three and six months ended June 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
VMware Stock Options	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	37.6%	39.2%	37.9%	39.2%
Risk-free interest rate	2.6%	5.0%	2.4%	5.0%
Expected term (in years)	3.4	3.4	3.4	3.4
Weighted-average fair value at grant date	$18.37	$7.97	$17.68	$7.97

No options were granted under the ESPP during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2007. Options to purchase shares under the ESPP were first granted on August 13, 2007 with subsequent grants on January 1, 2008 and July 1, 2008. The weighted-average fair value of options granted under the ESPP during the six months ended June 30, 2008 was $22.10 and was estimated using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%; expected volatility of 37.3%; risk free interest rate of 3.4% and expected term of 0.5 years.

For all options granted in the three and six months ended June 30, 2008 and the three months ended June 30, 2007, volatility was based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, size and financial leverage. The expected term was calculated based on the historical experience that VMware employees have had with EMC stock option grants as well as the expected term of similar grants of comparable companies. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

L. Related Party Transactions

VMware recognized professional services revenues of $3.8 million and $7.1 million, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC for the three and six months ended June 30, 2008, respectively. VMware recognized $1.9 million and $6.0 million of professional services revenues from such contractual arrangements with EMC for the three and six months ended June 30, 2007.

VMware recognized revenues from server and desktop products and services purchased by EMC for internal use of $3.6 million for both the three and six months ended June 30, 2008, pursuant to the Company’s contractual agreements with EMC. As of June 30, 2008, $2.3 million of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

VMware purchased storage systems from EMC for $6.1 million, $3.1 million, $15.7 million and $3.6 million, in the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007, respectively. Through the third quarter of 2007, the systems purchases from EMC were at EMC’s cost. Since the fourth quarter of 2007, the systems purchases from EMC are at a discount off of EMC’s list price.

For certain corporate functions provided by EMC, $2.4 million and $4.7 million of expenses were allocated to VMware by EMC in the three and six months ended June 30, 2007, respectively. In the three and six months ended June 30, 2008, these amounts were not significant.

In certain geographic regions where VMware does not have an established legal entity, the Company contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees were included as expenses in VMware’s financial statements. These costs include expenses for salaries and benefits, travel, rent, insurance and service fees. The total of these other costs were $35.4 million and $74.8 million in the three and six months ended June 30, 2008, respectively, and $24.5 million and $50.4 million in the three and six months ended June 30, 2007, respectively.

As part of VMware’s tax sharing agreement, VMware paid EMC the sum of $62.3 million for VMware’s portion of their consolidated federal income taxes in the three months ended March 31, 2008, and no payments were made in the three months ended June 30, 2008. This amount differed from the amounts owed on a stand-alone basis and the differences are

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(unaudited)

presented as a component of stockholders’ equity. In the three and six months ended June 30, 2007, the differences between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement were recorded as decreases in stockholders’ equity of $4.9 million and $11.4 million, respectively. In the three and six months ended June 30, 2008, this difference was not significant.

As of June 30, 2008, the Company had a net income tax receivable of $99.6 million, which was principally comprised of amounts due from EMC; however, this amount was net of approximately $7.9 million of current income taxes payable due to various governmental authorities. The receivable arose because the Company had a stand-alone taxable loss for the six months ended June 30, 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock where the restrictions lapsed. Under the tax sharing agreement with EMC, EMC is obligated to pay to VMware an amount equal to the tax benefit that EMC will recognize on its consolidated tax return.

Interest expense with EMC, net, consists of interest expense on a note payable to EMC, offset by interest income that has been earned on VMware’s intercompany balance with EMC. In the three months ended June 30, 2008, $3.7 million of interest expense was recorded related to a note payable with EMC and was included in the $3.6 million interest expense with EMC, net, recorded on the consolidated income statement. In the six months ended June 30, 2008, $9.7 million of interest expense was recorded related to a note payable with EMC and was included in the $9.4 million interest expense with EMC, net, recorded on the consolidated income statement. In the three and six months ended June 30, 2007, VMware incurred $7.8 million and $6.5 million, respectively, of interest expense with EMC, net. VMware’s interest income and VMware’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

In the three months ended June 30, 2008, VMware and EMC resolved certain acquisition-related intercompany liabilities due to EMC which resulted from EMC’s acquisition of VMware. As a result, intercompany liabilities due to EMC of $9.7 million were eliminated and recorded as an increase in additional paid-in capital without the issuance of additional equity by VMware or remittance of any cash.

Prior to March 2008, VMware employees participated in the EMC’s 401(k) Plan, and EMC cross-charged VMware for the costs associated with VMware employees who participated in the EMC Plan. In March 2008, VMware employees began participating in the VMware’s 401(k) Plan and ceased participation in the EMC Plan. See Note I to VMware’s consolidated financial statements.

M. Segment Information

VMware operates in one reportable segment in accordance with the provisions of FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“FAS No. 131”). VMware operates in one segment, therefore all financial segment information required by FAS No. 131 can be found in the consolidated financial statements.

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
United States	$239,906	$168,048	$465,081	$304,491
International	216,222	128,777	429,222	251,029

Total	$456,128	$296,825	$894,303	$555,520

Long-lived assets, which include property and equipment, net, and other assets, net, excluding capitalized software and financial instruments, in the United States at June 30, 2008 and December 31, 2007, were $269.0 million and $236.5 million, respectively. Long-lived assets internationally at June 30, 2008 and December 31, 2007 were $43.4 million and $22.8 million, respectively. No country other than the United States accounted for 10% or more of these assets at June 30, 2008 or December 31, 2007.

N. Subsequent Events

In May 2008, VMware announced a definitive agreement to acquire a privately-held application performance management software company. In July 2008, the Company announced that it completed this acquisition. VMware does not expect the acquisition to have a material impact on the Company’s financial position and results of operations.

In July 2008, VMware’s Board of Directors had approved a proposal to exchange certain employee stock options issued under VMware’s 2007 Equity and Incentive Plan. The proposal is subject to approval by the Company’s stockholders. If VMware stockholders approve the exchange program, VMware employees in the United States (other than executive officers) will be eligible to exchange stock options issued between September 1, 2007 and August 1, 2008, with exercise prices that exceed the market price of our stock on the date the exchange offer concludes for new, lower-priced stock options to be granted on a one-for-one share basis under this exchange program. The exercise price of the new options will be the price of VMware Class A common stock at the close of trading on the New York Stock Exchange on the day immediately following the date that the exchange is completed. Options exchanged under the proposal will vest over a four-year period from the date of the exchange offer with no credit for past vesting and will have a new six-year option term.

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

Overview

Our primary source of revenue is the licensing of virtual infrastructure software solutions and related support and services through a variety of distribution channels for use by businesses and organizations of all sizes and across numerous industries in their information technology infrastructure. Our virtual infrastructure software solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures. We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In the second quarter and first half of 2008 we derived over 75% of our revenues from our channel partners, which include distributors, resellers, x86 systems vendors and system integrators. We have also developed a network of nearly 17,000 indirect channel partners who fulfill orders through our direct channel partners. A majority of our revenues result from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenues are recognized when the elements of revenue recognition are complete. Maintenance revenues are recognized ratably over the term of the maintenance period, and include renewals of maintenance sold after the initial maintenance period expires. We also recognize revenues from professional services provided to our customers.

We have achieved significant revenue growth to date by focusing on delivering new virtual infrastructure software solutions technology and products, expanding our network of technology and distribution partners, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”).

In the near-term, we expect to continue our revenue growth by broadening our virtual infrastructure software solutions technology and product portfolio for more uses to more users. We continue to see strong upward momentum in our channel partner transaction business and in the acquisition of new customers. However, at the end of the second quarter of 2008, we observed that customers are subjecting large ELAs to a longer review process and in certain cases are deciding to only purchase products to meet shorter-term needs, which we believe is primarily correlated to the recent global economic uncertainty. This was especially noticeable in the U.S. We expect to see this trend continue throughout 2008.

Although we believe it is important that, as we grow our sales, we continue to invest in our corporate infrastructure, including customer support, information technology and general and administrative functions, we expect our operating expenses to grow at a slower pace due to an anticipated decrease in hiring. We believe that equity incentives tied directly to the performance of VMware help us compete for top-level engineering and other talent and will continue to employ them as important tools to attract, retain and incentivize employees. We also intend to continue to invest in hardware, networking and software tools to increase the efficiency of our research and development efforts.

Our current financial focus is on sustaining our revenue growth to generate cash flows to fund our expansion of industry segment share and our virtual infrastructure solutions. Although we are currently the leading provider of virtual infrastructure solutions, we believe the use of virtual infrastructure solutions is at very early stages by customers. We expect to face competitive threats to our leadership from a number of companies, some of which may have significantly greater resources than we do. As a result, we believe it is important to continue to invest in strategic initiatives related to product research and development and associated support functions to maintain or expand our leadership in providing virtual infrastructure solutions. This investment could result in contracting operating margins as we invest in our future. We believe that we will be able to continue to fund our product development through operating cash flows as we continue to sell our existing products and services. We believe this is the right priority for the long-term health of our business.

In evaluating our results, we also focus on operating margin excluding stock-based compensation, employer taxes on employee stock transactions, amortization of intangible assets, the write-off of in-process research and development when applicable and the net effect of the amortization and capitalization of software development costs. A portion of our services revenues is recognized in periods of up to five years subsequent to the initial contract, whereas most of our license revenues are recognized within the first quarter of contract signing. As a result, variability in operating margin can result from differences in when we price our service and when the cost is incurred. Substantially all of our international revenues are for contracts in U.S. dollars to international channel partners. A portion of our operating expenses is in currencies other than the U.S. dollar. This difference may cause variability in operating margins due to fluctuations in the U.S. dollar compared to other currencies. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment; as a result, our operating margins may decline from current levels.

Prior to our initial public offering (“IPO”) in August 2007, we were a wholly-owned subsidiary of EMC Corporation (“EMC”), and as such we relied on EMC to provide a number of administrative support services and facilities in other countries. Although we continue to operate under an administrative services agreement and continue to receive support from EMC, we expect our administrative costs to continue to increase. We continue to invest in expanding our own administrative functions, including our finance, legal and human resources functions, which may be at a higher cost than the comparable services provided by EMC. We are incurring additional costs as a public company, including audit, investor relations, expanded information systems, stock administration and regulatory compliance costs.

Our Relationship with EMC

As of June 30, 2008, EMC owned 26,500,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 84% of our total outstanding shares of common stock and 98% of the combined voting power of our outstanding common stock.

We recognized professional service revenues of $3.8 and $7.1, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC in the second quarter and first half of 2008. We recognized $1.9 and $6.0 of professional services revenues from such contractual arrangements with EMC in the second quarter and first half of 2007.

We recognized revenues from server and desktop products and services purchased by EMC for internal use of $3.6 for both the second quarter and first half of 2008, pursuant to our contractual agreements with EMC. As of June 30, 2008, $2.3 of revenues from server and desktop products and services purchased by EMC for internal use was included in deferred revenue.

We purchased storage systems from EMC for $6.1, $3.1, $15.7 and $3.6, in the second quarter of 2008 and 2007, and first halves of 2008 and 2007, respectively. Through the third quarter of 2007, the systems purchases from EMC were at EMC’s cost. Since the fourth quarter of 2007, the systems purchases from EMC are at a discount off of EMC’s list price.

For certain corporate functions provided by EMC, $2.4 and $4.7 of expenses were allocated to us by EMC in the second quarter and first half of 2007, respectively. In the second quarter and first half of 2008, these amounts were not significant.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees were included as expenses in our financial statements. These costs include expenses for salaries and benefits, travel, rent, insurance and service fees. The total of these other costs were $35.4 and $74.8 in the second quarter and first half of 2008, respectively, and $24.5 and $50.4 in the second quarter and first half of 2007, respectively.

As part of our tax sharing agreement, we paid EMC the sum of $62.3 for our portion of their consolidated federal income taxes in the first quarter of 2008 and no payments were made in the second quarter of 2008. These amounts differed from the amounts owed on a stand-alone basis and the differences are presented as a component of stockholders’ equity. For the second quarter and the first half of 2007 the differences between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement were recorded as decreases in stockholders’ equity of $4.9 and $11.4, respectively. For the second quarter and the first half of 2008 the difference was not significant.

As of June 30, 2008, we had a net income tax receivable of $99.6, which was principally comprised of amounts due from EMC; however, this amount was net of approximately $7.9 of current income taxes payable due to various governmental authorities. The receivable arose because we had a stand-alone taxable loss for the first half of 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock where the restrictions lapsed. Under the tax sharing agreement with EMC, EMC is obligated to pay to us an amount equal to the tax benefit that EMC will recognize on its consolidated tax return.

Interest expense with EMC, net, consists of interest expense on a note payable to EMC, offset by interest income that has been earned on our intercompany balance with EMC. In the second quarter $3.7 of interest expense was recorded related to a note payable with EMC and was included in the $3.6 interest expense with EMC, net, recorded on the consolidated income statement. In the first half of 2008, $9.7 of interest expense was recorded related to a note payable with EMC and was included in the $9.4 interest expense with EMC, net, recorded on the consolidated income statement. In the second quarter and first half of 2007, we incurred $7.8 and $6.5, respectively, of interest expense with EMC, net. Our interest income and our expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

In the second quarter of 2008, we resolved with EMC certain acquisition-related intercompany liabilities due to EMC which resulted from EMC’s acquisition of us. As a result, intercompany liabilities due to EMC of $9.7 were eliminated and recorded as an increase in additional paid-in capital without the issuance of additional equity by us or remittance of any cash.

Prior to March 2008, our employees participated in the EMC’s 401(k) Plan, and EMC cross-charged us for the costs associated with our employees who participated in the EMC Plan. In March 2008, our employees began participating in the VMware’s 401(k) Plan and ceased participation in the EMC Plan. See Note I to our consolidated financial statements.

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

Subsequent Event

On July 8, 2008, we announced the departure of Diane Greene from her role as President and Chief Executive Officer of VMware and the appointment of Paul Maritz as her successor. We believe that Mr. Maritz’s industry experience and track record, including 14 years at Microsoft where he served as part of its executive leadership team prior to his retirement from Microsoft in 2000, will enable him to lead us through our next stages of growth and development.

Income Statement Presentation

Sources of Revenues

License revenues. Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis and are generally priced based upon the number of physical desktops or server processors on which our software runs.

Services revenues. Our services revenues consist of software maintenance and professional services. Maintenance revenues are recognized ratably over the contract period. Typically, our contract periods range from one to five years. Customers receive various types of technical support based on the level of support purchased. Customers who are party to maintenance agreements with us are entitled to receive product updates and upgrades on a when-and-if-available basis.

Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or other vendors. Fees generated from professional services engagements that have durations of 90 days or less are recognized in revenues upon completion of the engagement. Professional services engagements that have durations of more than 90 days for which we are able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based upon the hours incurred. Revenues on all other professional services engagements are recognized upon completion.

Costs of Revenues and Operating Expenses

Cost of license revenues.

Our cost of license revenues principally consists of amortization of capitalized software development costs and the cost of fulfillment of our software. This cost of fulfillment of our software includes product packaging, personnel costs and related overhead associated with the physical and electronic delivery of our software products.

Cost of services revenues.

Our cost of services revenues includes the costs of personnel and related overhead to deliver technical support on our products, and to provide our professional services.

Research and development expenses.

Our research and development (“R&D”) expenses include the personnel and related overhead associated with the research and development of new product offerings and the enhancement of our existing software offerings.

Sales and marketing expenses.

Our sales and marketing expenses include personnel costs and related overhead associated with the sale and marketing of our license and service offerings, as well as the cost of certain specific marketing initiatives, including our semi-annual VMworld conference.

General and administrative expenses.

Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, facilities, human resources, IT infrastructure and legal departments.

Results of Operations

Revenues

Our revenues for the second quarter and first half of 2008 and 2007 are as follows (dollar amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License	$284.2	$204.0	$578.2	$373.6
Services	171.9	92.8	316.1	181.9

	$456.1	$296.8	$894.3	$555.5
Percentage of revenues:
License	62.3%	68.7%	64.7%	67.3%
Services	37.7%	31.3%	35.3%	32.7%

	100.0%	100.0%	100.0%	100.0%
Revenues:
United States	$239.9	$168.0	$465.1	$304.5
International	216.2	128.8	429.2	251.0

	$456.1	$296.8	$894.3	$555.5
Percentage of revenues:
United States	52.6%	56.6%	52.0%	54.8%
International	47.4%	43.4%	48.0%	45.2%

	100.0%	100.0%	100.0%	100.0%

Total revenues increased by $159.3, or 54%, to $456.1 in the second quarter of 2008, compared with $296.8 in the second quarter of 2007. The growth in revenues in the second quarter of 2008 reflected an increase of $80.2 in license revenues and an increase of $79.1 in services revenues as compared to the second quarter of 2007. International revenues as a percentage of total revenues increased to 47% in the second quarter of 2008, from 43% in the second quarter of 2007.

Total revenues increased by $338.8, or 61%, to $894.3 in the first half of 2008, compared with $555.5 in the first half of 2007. The growth in revenues in the first half of 2008 reflected an increase of $204.6 in license revenues and an increase of $134.2 in services revenues as compared to the first half of 2007. International revenues as a percentage of total revenues increased to 48% in the first half of 2008, from 45% in the first half of 2007.

Our revenue contracts with international customers are denominated in U.S. dollars.

License Revenues.

Software license revenues increased by $80.2, or 39%, to $284.2 in the second quarter of 2008, compared with $204.0 in the second quarter of 2007. Software license revenues increased by $204.6, or 55%, to $578.2 in the first half of 2008, compared with $373.6 in the first half of 2007. We believe a significant majority of the revenue growth in the second quarter and first half of 2008 compared to the respective prior-year periods in 2007 is the result of greater demand for our virtualization product offerings attributable to wider industry acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of our network of indirect channel partners. We expect our license revenues to continue to grow through the second half of 2008, as we continue to broaden our virtual infrastructure solutions technology and product portfolio for more uses to more users, increase our channel partner transaction business and acquire new customers. However, we expect the rate of growth to decelerate due primarily to the size and scale of our business and lengthened sales cycles attributable to the uncertain economic environment.

ELAs continue to be a significant component of our revenue growth. ELAs are core to our strategy to build long-term relationships with customers as they commit to our virtual infrastructure solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application and infrastructure management suite and our disaster recovery products. Under an ELA, a portion of the revenues is attributed to the license and recognized immediately, but the majority is deferred and recognized as services revenues in future periods.

Although license revenue grew in the second quarter of 2008 when compared to the second quarter of 2007, license revenue declined slightly from the first quarter of 2008. At the end of the second quarter of 2008, we observed a change in certain customers’ behavior with the lengthening of the sales cycle on ELAs that we believe is primarily correlated to economic uncertainty, especially in the United States. In certain cases, although customers made the decision to purchase VMware solutions, they did so in smaller quantities. We believe this had a negative impact on our revenue and deferred revenue in the second quarter. We expect this trend to continue throughout 2008 and perhaps longer term.

We sell our products through a network of channel partners, which includes distributors, resellers, x86 system vendors and systems integrators. As we expand geographically, we may add additional direct channel partners. The increases in orders primarily resulted from increased sales volumes through our existing direct channel partners. These increases were driven by several factors, including greater demand for our virtualization product offerings, wider industry acceptance of virtualization as part of an organization’s IT infrastructure, a broadened product portfolio and expansion of our indirect channel partner network.

We have nearly 17,000 indirect channel partners as of June 30, 2008, an increase of over 7,000 from December 31, 2007. These indirect channel partners obtain software licenses and services from our distributors and x86 system vendors and market and sell them to end-user customers. In the first quarter of 2008, we introduced new programs for these channel partners to assist them to quickly establish and expand their virtualization practices and drive new customer acquisition. We believe these programs encourage channel loyalty and may facilitate our ability to reach additional industry segments and acquire new customers. In addition, we have a direct sales force that complements these efforts. Our sales force works with our channel partners to introduce them to customers and new sales opportunities. Our channel partners also introduce our sales force to their customers.

We experienced an increase in the number of license orders greater than fifty thousand dollars in the second quarter of 2008, compared to the second quarter of 2007, as well as in the first half of 2008, compared to the first half of 2007. Although we remain a high-volume transaction business, we believe an increase in the number of license orders greater than fifty thousand dollars in the comparative periods is a result of broader acceptance of virtual infrastructure solutions for organizations’ IT infrastructure, a trend toward end-user customers using our products broadly across their organizations, and a result of more customers entering into multi-year ELAs, our most comprehensive volume license offering. Despite the increase in the second quarter of 2008 compared to the second quarter of 2007, we experienced a slight decrease in the number of license orders greater than fifty thousand dollars from the first quarter of 2008. License orders from our distributors and end-user customers which were greater than fifty thousand dollars were approximately 33% and 34% of license revenues in the second quarter of 2008 and 2007, respectively. License orders from our distributors and end-user customers which were greater than fifty thousand dollars were approximately 33% and 31% of license revenues in the first half of 2008 and 2007, respectively.

Services Revenues.

Services revenues increased by $79.1, or 85%, to $171.9 in the second quarter of 2008, compared with $92.8 in the second quarter of 2007. Services revenues increased by $134.2, or 74%, to $316.1 in the first half of 2008, compared with $181.9 in the first half of 2007. Services revenues consist of software maintenance and professional services revenues.

The increase in services revenues in the second quarter and the first half of 2008 was primarily attributable to growth in our software maintenance revenues. This growth reflects the increase in our license revenues, the benefit from multi-year maintenance contracts sold in previous periods and renewals to customer contracts. Professional services revenues increased due to growing demand for design and implementation services and training programs, as end-user organizations deployed virtualization across their organizations. Given the reasons cited above, we expect that services revenues will compose a larger proportion of our revenue mix and revenue growth in 2008.

Operating Expenses, GAAP and Non-GAAP

Information about our operating expenses with and without stock-based compensation is as follows (table in millions):

	For the Three Months Ended June 30,
	2008			2007
	GAAP	Stock-Based Compensation	Non-GAAP	GAAP	Stock-Based Compensation	Non-GAAP
Operating expenses:
Cost of license revenues (1)	$21.6	$(0.3)	$21.3	$20.8	$(0.1)	$20.7
Cost of services revenues	58.9	(3.8)	55.1	28.0	(0.9)	27.1
Research and development	114.1	(19.5)	94.6	71.6	(8.3)	63.3
Sales and marketing	158.3	(11.7)	146.6	99.0	(4.2)	94.7
General and administrative	42.2	(6.8)	35.4	30.7	(2.5)	28.2

Total operating expenses	$395.1	$(42.1)	$353.0	$250.1	$(16.0)	$234.1
Percentage of revenues:
Cost of license revenues	4.7%		4.7%	7.0%		7.0%
Cost of services revenues	12.9		12.1	9.4		9.1
Research and development	25.0		20.7	24.1		21.3
Sales and marketing	34.7		32.1	33.4		31.9
General and administrative	9.3		7.8	10.3		9.5

Total operating expenses	86.6%		77.4%	84.2%		78.9%

	For the Six Months Ended June 30,
	2008			2007
	GAAP	Stock-Based Compensation	Non-GAAP	GAAP	Stock-Based Compensation	Non-GAAP
Operating expenses:
Cost of license revenues (1)	$44.5	$(0.5)	$44.0	$41.4	$(0.1)	$41.3
Cost of services revenues	113.2	(7.0)	106.2	51.5	(1.4)	50.1
Research and development	233.4	(40.6)	192.8	126.5	(14.6)	111.9
Sales and marketing	307.6	(23.0)	284.6	185.7	(7.2)	178.5
General and administrative	86.3	(13.1)	73.2	57.3	(4.3)	53.1

Total operating expenses	$785.0	$(84.2)	$700.8	$462.4	$(27.6)	$434.9
Percentage of revenues:
Cost of license revenues	5.0%		4.9%	7.5%		7.4%
Cost of services revenues	12.7		11.9	9.3		9.0
Research and development	26.1		21.6	22.8		20.1
Sales and marketing	34.4		31.8	33.4		32.1
General and administrative	9.6		8.2	10.3		9.6

Total operating expenses	87.8%		78.4%	83.2%		78.3%

(1) Included in the cost of license revenues is the amortization of capitalized software development costs of $14.3 and $8.7 in the second quarter of 2008 and 2007, respectively. Costs of revenues include the amortization of capitalized software development costs of $29.1 and $16.7 in the first half of 2008 and 2007, respectively.

Operating expenses without stock-based compensation are non-GAAP financial measures. See—”Non-GAAP Financial Measures” below.

Costs of Revenues

Our costs of revenues increased by $31.7, or 65%, to $80.5 in the second quarter of 2008, compared with $48.8 in the second quarter of 2007. Costs of revenues increased by $64.9, or 70%, to $157.7 in the first half of 2008, compared with $92.8 in the first half of 2007. As a percentage of revenues, cost of revenues were 18% and 16% in the second quarter of 2008 and 2007, respectively, and 18% and 17% in the first half of 2008 and 2007, respectively. The increases in our costs of revenues were primarily attributable to increased direct support, professional services personnel and third-party professional services costs to support the increased services revenues. Included in the costs of revenues is the amortization of capitalized software development costs, which were $14.3 and $8.7 in the second quarter of 2008 and 2007, respectively and $29.1 and $16.7 in the first half of 2008 and 2007, respectively.

Research and Development Expenses

Our R&D expenses increased by $42.5, or 59%, to $114.1 in the second quarter of 2008, compared with $71.6 in the second quarter of 2007. R&D expenses increased by $106.8, or 84%, to $233.4 in the first half of 2008, compared with $126.5 in the first half of 2007. As a percentage of revenues, R&D expenses were 25% and 24% in the second quarter of 2008 and 2007, respectively, and 26% and 23% in the first half of 2008 and 2007, respectively. The increase in R&D expenses was primarily attributable to incremental headcount to support the growth of our business, resulting in increased salaries, benefits expense, stock-based compensation expense and consulting fees, resulting from the deployment of additional resources to support new product development. Partially offsetting this increase was an increase in software capitalization, which increased by $10.4 to $14.8 (including $3.0 of stock-based compensation) in the second quarter of 2008, compared with $4.4 (including $0.5 of stock-based compensation) in the second quarter of 2007, and by $7.9 to $19.9 (including $3.9 of stock-based compensation) in the first half of 2008, compared with $12.0 (including $1.5 of stock-based compensation) in the first half of 2007. This was due primarily to increased development efforts in the second quarter and first half of 2008 that were capitalized as compared to the second quarter and first half of 2007.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $59.3, or 60%, to $158.3 in the second quarter of 2008, from $99.0 in the second quarter of 2007. Sales and marketing expenses increased by $121.9, or 66%, to $307.6 in the first half of 2008, from $185.7 in the first half of 2007. As a percentage of revenues, sales and marketing expenses were 35%, 33%, 34% and 33% in the second quarters of 2008 and 2007, and in the first halves of 2008 and 2007, respectively. The increases in sales and marketing expenses in absolute dollars consisted primarily of higher salaries, benefits expense and stock-based compensation expense due to both increases in sales and marketing personnel and higher commission expense resulting from increased sales volume. Stock-based compensation expense increased by $7.5 in the second quarter of 2008 as compared with the second quarter of 2007, and by $15.8 in the first half of 2008 as compared with the first half of 2007. A portion of our sales and marketing expenses is denominated in foreign currencies and thus exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, the amount of sales and marketing expenses may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the expenses are payable.

General and Administrative Expenses

Our general and administrative expenses increased by $11.5, or 37%, to $42.2 in the second quarter of 2008, compared with $30.7 in the second quarter of 2007. General and administrative expenses increased by $28.9, or 50%, to $86.3 in the first half of 2008, compared with $57.3 in the first half of 2007. As a percentage of revenues, general and administrative expenses were 9%, 10%, 10% and 10% in the second quarters of 2008 and 2007 and in the first halves of 2008 and 2007, respectively. These expenses increased in absolute dollars primarily as a result of additional salaries, benefits expense and stock-based compensation expense resulting from the additional resources to support the growth of our business and to expand our own administrative functions, including our finance, legal, human resources and information technology functions. Stock-based compensation expense increased by $4.3 in the second quarter of 2008 as compared with the second quarter of 2007 and $8.8 in the first half of 2008 as compared with the first half of 2007.

Stock-Based Compensation Expense

Stock-based compensation expenses increased by $26.1, or 163%, to $42.1 in the second quarter of 2008, compared with $16.0 in the second quarter of 2007. Stock-based compensation expenses increased by $56.6, or 205%, to $84.2 in the first half of 2008, compared with $27.6 in the first half of 2007. Stock-based compensation primarily increased in the second quarter of 2008 as compared with the second quarter of 2007, as well as in the first half of 2008 as compared with the first half of 2007, due to broad-based stock option and restricted stock unit grants made under the VMware 2007 Equity and Incentive Plan beginning in the second quarter of 2007.

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

As of June 30, 2008, the total unamortized fair value of outstanding VMware equity-based awards and EMC equity-based awards held by VMware employees was approximately $406. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $83, $133, $119, $68 and $4 for the years ended 2008, 2009, 2010, 2011 and 2012, respectively. The annual expense is subject to the amount of stock-based compensation that may be capitalized as costs incurred with the development of new software products and also software developed for internal use, the amount of awards that ultimately vest and also the timing and ultimate recognition of expense related to restricted stock units and restricted stock awards if certain performance goals are achieved.

In future quarters, our stock-based compensation expense is expected to increase as a result of additional equity grants in future periods. Additionally, in July 2008, our Board of Directors approved a proposal to exchange certain employee stock options issued under VMware’s 2007 Equity and Incentive Plan. Options exchanged under the proposal will vest over a four-year period from the date of the exchange offer with no credit for past vesting and will have a new six-year option term. Conducting this exchange will result in incremental stock-based compensation expense in future periods. See Note N to our consolidated financial statements.

Intangible Assets

In the second quarters of 2008 and 2007, we amortized $3.8 and $6.3, respectively, for purchased intangible assets. The amortization expense for the first half of 2008 and 2007 was $7.7 and $12.6, respectively. Amortization expense was lower in the second quarter of 2008 as compared to the second quarter of 2007, as well as in the first half of 2008 as compared to the first half of 2007, due to decreasing amortization for historical acquisitions offset in part by additional amortization for new acquisitions. The amortization expense was classified as follows in the consolidated income statements (table in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Costs of license revenues	$2.3	$5.2	$4.6	$10.4
Sales and marketing	0.9	0.6	1.8	1.2
General and administrative	0.6	0.5	1.3	1.0

	$3.8	$6.3	$7.7	$12.6

Operating Income

Our operating income increased by $14.3, or 31%, to $61.0 in the second quarter of 2008, compared with $46.7 in the second quarter of 2007. Operating margins were 13% and 16% in the second quarter of 2008 and 2007, respectively. The second quarter operating margin decreased primarily as a result of the increase in stock-based compensation of $26.1 offset by a decrease in expense of $4.9 from the net effect of capitalizing and amortizing software development costs.

Our operating income increased by $16.3, or 17%, to $109.4 in the first half of 2008, compared with $93.1 in the first half of 2007. Operating margins were 12% and 17% in the first half of 2008 and 2007, respectively. Operating margin decreased primarily as a result of the increase in the first half of 2008 of stock-based compensation of $56.6 and an increase in expense of $4.6 from the net effect of capitalizing and amortizing software development costs.

During the second quarter of 2008, we reviewed and revised the estimated useful lives of certain assets after considering (i) the estimated future benefits we expect to receive from those assets, (ii) the pattern of consumption of those benefits and (iii) the information available regarding those benefits. We increased the estimated useful lives of computers and other related equipment, which had carrying values of $42.6 and $17.4, respectively, as of March 31, 2008, from 2 years to 3 years to match the length of the related warranty contracts. These changes in estimates will be accounted for prospectively. These changes in estimates reduced depreciation expense by $4.8 and increased both basic and diluted earnings per share by $0.01 from what would have been reported otherwise in the second quarter of 2008.

A portion of our costs of revenues, primarily the costs of personnel to deliver technical support on our products, and a portion of our operating expenses mainly related to sales, sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British pound, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. As a result of fluctuations in the exchange rates between the U.S. dollar and foreign currencies, operating income decreased by $9.1 in the second quarter of 2008, as compared with the second quarter of 2007, as well as decreased by $18.4 in the first half of 2008, as compared with the first half of 2007. If the dollar continues to weaken in relation to other currencies, such as the Euro, we expect this to continue to have a negative effect on our operating margins.

We continue to expect that our operating expenses will increase in absolute terms and could increase as a percentage of revenues. In the third quarter of 2008, we anticipate that our operating margin could decrease as compared to the second quarter due to our continued product development and market expansion investments as well as our exposure to fluctuations in foreign currency rates.

Investment Income

Investment income was $6.3 and $2.7 in the second quarter of 2008 and 2007, respectively. Investment income was $14.3 and $4.4 in the first half of 2008 and 2007, respectively. Investment income consists of interest earned on cash and cash equivalent balances. Investment income increased in the second quarter of 2008 compared to the second quarter of 2007 due to higher cash and cash equivalent balances, primarily a result of the proceeds we received in the third quarter of 2007 from our IPO and the sale of shares of our Class A common stock to Intel Capital.

Interest (Expense) Income with EMC, Net

Interest expense with EMC, net, was $3.6, $7.8, $9.4 and $6.5 in the second quarters of 2008 and 2007 and in the first halves of 2008 and 2007, respectively. In the second quarter of 2008 and first half of 2008, interest expense with EMC, net, consisted primarily of $3.7 and $9.7, respectively, in interest expense incurred on the note issued to EMC in April 2007, offset by interest income of $0.1 and $0.3, respectively, earned on amounts due to us from EMC on our intercompany balance. The decrease in interest expense in the second quarter of 2008 and first half of 2008, compared with the second quarter of 2007 and first half of 2007 was due to decreases in interest rates. The decrease in the amount of interest income in the second quarter of 2008 and first half of 2008, compared with the second quarter of 2007 and first half of 2007, is due to lower intercompany balances maintained between EMC and us.

Income Tax Provision

Our effective income tax rate was 18.4% for the second quarter of 2008 and 17.6% for the second quarter of 2007. The increase in the effective rate for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily attributable to the expiration of the federal research tax credit, an increase in other non-deductible permanent differences and an increase in transfer pricing adjustments relative to our forecasted annual pre-tax income. The increase in the effective tax rate was largely offset by the tax benefit resulting from a change in the mix of income from U.S. sources to international sources. Income earned abroad is considered indefinitely reinvested in the Company’s foreign operations and no provision for U.S. taxes has been provided with respect thereto.

The effective tax rates for the first half of 2008 and the first half of 2007 were essentially the same at 17.1% and 17.2%. We derived a tax benefit resulting from a change in the mix of income from U.S. sources to international sources. Income earned abroad is considered indefinitely reinvested in the Company’s foreign operations and no provision for U.S. taxes has been provided with respect thereto. This tax benefit which decreases the effective tax rate is largely offset by the increases in the effective tax rate primarily attributable to the expiration of the federal research tax credit, an increase in other non-deductible permanent differences and an increase in transfer pricing adjustments relative to our forecasted annual pre-tax income.

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

Costs of revenues and operating expenses without stock-based compensation have limitations due to the fact that they do not include all expenses related to the compensation of our people. More specifically, if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in our costs of revenues and operating expenses would be higher. We compensate for this limitation by providing supplemental information about outstanding stock-based awards in the footnotes to our financial statements. Stock-based compensation programs are an important element of our compensation structure and all forms of stock-based awards are valued and included as appropriate in results of operations. Management strongly encourages stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

Liquidity and Capital Resources

Our cash flows for the second quarter and first half of 2008 and 2007, respectively, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net cash provided by operating activities	$150.6	$85.6	$283.8	$190.5
Net cash used in investing activities	$(65.4)	$(64.0)	$(151.0)	$(86.6)
Net cash provided by financing activities	$149.0	$—	$176.3	$—

Cash Flows from Operating Activities

In the second quarter of 2008, our operating cash flows reflected net income generated during the period of $52.3, adjusted for non-cash items such as depreciation and amortization expense of $39.5 and stock-based compensation of $42.1. This was offset by excess tax benefits from stock-based compensation of $56.7. FAS No. 123(R), “Accounting for Stock-Based Compensation,” requires excess tax benefits relating to stock-based compensation deductions be presented as financing cash flows, rather than as cash flows from operating activities. The benefits of tax deductions in excess of the tax-affected compensation could fluctuate significantly from period to period based on the number of stock-based awards exercised, sold or vested, the tax benefit realized and the tax-affected compensation recognized.

Additionally, working capital, including short- and long-term deferred revenue, income taxes payable to EMC and deferred income taxes, net, generated cash flow of $73.8 in the second quarter of 2008, primarily as the result of an increase of $83.1 in deferred income taxes, net and deferred revenue of $80.2 due to the growth in our business, as well as an increase in amounts due to EMC of $23.0. This was offset by a decrease in income taxes payable to EMC of $75.4, an increase in accounts receivable of $25.1 and a decrease in accounts payable of $18.6. As of June 30, 2008, our deferred revenue balance consisted of deferred license revenues of $27.1 and deferred services revenues of $694.2, of which $450.3 of the total deferred revenue balance was classified as current.

In the second quarter of 2007, our operating cash flow reflected net income generated during the period of $34.2, adjusted for non-cash items such as depreciation and amortization expense of $23.6 and stock-based compensation of $16.0. Working capital generated cash flow of $12.2, primarily the result of an increase in total deferred revenue of $75.0. Our deferred revenue balance consisted of deferred license revenues of $84.4 and deferred service revenues of $331.2 at June 30, 2007, of which $306.2 of the total deferred revenue balance was classified as current. The increase in deferred revenue was partially offset by an increase in accounts receivable of $52.5.

In the first half of 2008, our operating cash flows reflected net income generated during the period of $95.4, adjusted for non-cash items such as depreciation and amortization expense of $76.9 and stock-based compensation of $84.2. This was offset by excess tax benefits from stock-based compensation of $79.4. Working capital generated cash flow of $105.7 in the first half of 2008, primarily as the result of an increase in deferred revenue of $168.3 and deferred income taxes, net of $46.7 due to the growth in our business. This was offset by a decrease in income taxes payable to EMC of $97.0 and an increase in accounts receivable of $24.3.

In the first half of 2007, our operating cash flow reflected net income generated during the period of $75.3, adjusted for non-cash items such as depreciation and amortization expense of $44.8 and stock-based compensation of $27.6. Working capital generated cash flow of $42.7, primarily the result of an increase in total deferred revenue of $108.8. The increase in deferred revenue was partially offset by an increase of $90.1 in our intercompany balance due from EMC.

Cash Flows from Investing Activities

Cash used in investing activities was $65.4, $64.0, $151.0 and $86.6 in the second quarters of 2008 and 2007 and in the first halves of 2008 and 2007, respectively. Cash paid for capital additions was $51.9, $32.3, $100.9 and $48.9 in the second quarters of 2008 and 2007 and in the first halves of 2008 and 2007, respectively. Capital additions increased in 2008 as compared to 2007, primarily due to increased costs related to our new headquarters facilities and investment in computer and network equipment. For our new headquarters facilities, we purchased furniture and fixtures and invested cash in the remaining buildings under development. We invested in computer and network equipment to support increased personnel and related infrastructure requirements both domestically and internationally. In the second quarter of 2008, we accrued for $6.9 less of capital additions as compared to the first quarter of 2008, for a total of $12.2 in capital additions in the first half of 2008 that are not reflected in our statement of cash flows as we had not remitted cash for the additions prior to the end of the quarter. Business acquisitions, net of cash acquired, used $33.3 in the first half of 2008. Capitalized software development costs, excluding stock-based compensation expenses, were $11.8, $3.9, $15.9 and $10.5 in the second quarters of 2008 and 2007 and the first halves of 2008 and 2007, respectively. We expect to continue to invest in capital additions and business acquisitions in future periods. In July 2008, we completed an acquisition of a privately-held software company incurring cash investment of approximately $57.6.

Cash Flows from Financing Activities

Cash provided by financing activities was $149.0 and $176.3 in the second quarter and first half of 2008. We had no financing activities in the second quarter and first half of 2007, primarily because equity awards under our 2007 Employee Equity and Incentive Plan had not yet vested and were not eligible to be exercised. Cash provided by financing activities in the second quarter and first half of 2008 reflected proceeds from issuances of common stock, including the exercise of options that vested during these periods and the purchase of shares under our 2007 Employee Stock Purchase plan of $109.7 and $133.3, respectively, and excess tax benefits from stock-based compensation of $56.7 and $79.4, respectively. These financing cash inflows were partially offset by $17.4 and $36.5, respectively, of shares repurchased to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock. We expect that cash proceeds from issuances of common stock and the excess tax benefit from stock-based compensation could increase over time as more stock options vest and become exercisable, however, these proceeds could fluctuate significantly from period to period based on the market value of our stock, the number of awards exercised, sold or vested, the tax benefit realized and the tax-affected compensation recognized.

Our cash and cash equivalents balance increased from $1,231.2 at December 31, 2007 to $1,540.3 at June 30, 2008. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for at least the next 12 months.

To date, inflation has not had a material impact on our financial results.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the second quarter of 2008.

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

In December 2007, the FASB issued FAS No. 141 (revised 2007) or FAS No. 141R, “Business Combinations.” This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008. The impact of the standard on our financial position and results of operation will be dependent upon the number of and magnitude of acquisitions we consummated, if any, once the standard is effective.

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

In April 2008, the FASB issued a FASB Staff Position on FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the potential impact of FSP FAS No. 142-3 on our financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

International revenues as a percentage of total revenues were 47.4% and 43.4% in the second quarter of 2008 and 2007, respectively, and 48.0% and 45.2% in the first half of 2008 and 2007, respectively. Our revenue contracts are denominated in U.S. dollars and the vast majority of our purchase contracts are denominated in U.S. dollars. A portion of our cost of revenues, primarily the cost of personnel to deliver technical support on our products, and a portion of our operating expense related to sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British pound, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, operating expenses may differ materially from expectations. For example, the amount of our operating lease commitments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies as several of our operating leases are payable in foreign currencies.

We do not hedge our exposure to foreign currency fluctuation. As a result of fluctuations in the exchange rates between the U.S. dollar and foreign currencies, operating income was negatively impacted by $9.1 and $18.4 in the second quarter and first half of 2008, as compared to the second quarter and the first half of 2007, respectively.

Interest Rate Risk

Our exposure to market risk relates primarily to the variable interest obligation on the note we incurred to fund an $800.0 dividend to EMC. The dividend was declared in April 2007, but given retroactive effect as of December 31, 2006. The note may be repaid, without penalty, at any time. Subsequent to receiving the proceeds from our IPO in August 2007, we repaid $350.0 of principal on the note. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note payable as of June 30, 2008 was 3.24%, but the interest rate on the note payable will increase by approximately 100 basis points for the third quarter of 2008 because of increases in the 90-day LIBOR. Therefore, we expect our interest expense on the note payable to increase in the third quarter. If our interest rates were to change 100 basis points from the June 30, 2008 rate and assuming no payments on the principal were made during 2008, our annual interest expense would change by $4.5.

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

We are named from time to time as a party to lawsuits in the normal course of our business. In such cases it is our policy to defend against such claims, or if considered appropriate, negotiate a settlement on commercially reasonable terms. However, no assurance can be given that we will be able to negotiate settlements on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our consolidated financial position, liquidity, operating results, or our consolidated financial statements taken as a whole.

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

The virtualization products and services we develop and sell are based on an emerging technology platform and our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting virtual infrastructure solutions. Our relatively limited operating history and the relatively limited extent to which virtual infrastructure solutions have been currently adopted may make it difficult to evaluate our business because the potential market for our products remains uncertain. The markets for our virtualization products are new and have grown rapidly from a small base. This has resulted in significant percentage increases in our product sales in recent periods. As the markets for our products mature and the scale of our business increases, the rate of growth in our product sales may be lower than those we have experienced in recent periods. In addition, to the extent that the virtualization market develops more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft currently provides products that compete with some of our free offerings and released a product in the second quarter of 2008 that will likely compete with our entry level enterprise-class products. Microsoft’s offerings are positioned to compete with our hypervisor offerings. We also face competition from other companies, including several recent market entrants and there have been a number of announcements of new product initiatives, alliances and consolidation efforts by our competitors. For example, Citrix Systems acquired XenSource, a developer of virtual infrastructure solutions software, and announced an expansion of its alliance with Microsoft, and XenSource products were made available preinstalled on servers of certain x86 vendors. Virtual Iron Software released a new version of its infrastructure product, Sun Microsystems announced a virtualization initiative and Oracle released a Xen-based product. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase.

Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has implemented distribution arrangements with x86 system vendors and independent software vendors, or ISVs, related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of our corresponding format. Microsoft has also implemented pricing policies that require customers to pay additional license fees based on certain uses of virtualization technology. These distribution and licensing restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle has started to provide free server virtualization software intended to support Oracle and non-Oracle applications and Microsoft started selling or offering for free, its own server virtualization software. Symantec Corporation also announced a competitive Xen-based product. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings.

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

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive virtualization solution than they individually had offered. For example, Citrix Systems recently acquired XenSource, a developer of virtual infrastructure solutions and Microsoft announced an expansion of its alliance with Citrix. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

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

In addition, factors that may affect our operating results include, among others:

•	fluctuations in demand, adoption rates, sales cycles and pricing levels for our products and services;

•	fluctuations in foreign currency exchange rates;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

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

Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, may make it more difficult to introduce those products to end users and delay end user adoption of our product offerings. We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain x86 system vendors have begun to offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners and x86 system vendors may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. One of the Company’s distribution agreements is with Ingram Micro, which accounted for 19% and 23% of our revenues in the first half of 2008 and fiscal year 2007. The agreement with Ingram Micro under which the Company receives the substantial majority of its Ingram Micro revenues is terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. The terms of this agreement between Ingram Micro and us are substantially similar to the terms of the agreements we have with other distributors, except for certain differences in shipment and payment terms, indemnification obligations and product return rights. While we believe that we have in place, or would have in place by the date of any such termination, agreements with other distributors sufficient to maintain our revenues from distribution, if we were to lose Ingram Micro’s distribution services, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

The concentration of our product sales among a limited number of distributors increases our potential credit risk and could cause significant fluctuations or declines in our product revenues.

One distributor accounted for 19% and 23% of revenues in the first half of 2008 and fiscal year 2007. Additionally, another distributor accounted for 15% and 12% of revenues in the first half of 2008 and fiscal year 2007. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

We are dependent on our management and our key development personnel, and the loss of key personnel may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our existing management. We are also substantially dependent on the continued service of our key development personnel for product innovation. We generally do not have employment or non-compete agreements with our existing management or development personnel and, therefore, they could terminate their employment with us at any time without penalty and could pursue employment opportunities with any of our competitors. Changes to management and key employees can also lead to additional unplanned losses of key employees. The loss of key employees could seriously harm our ability to release new products on a timely basis and could significantly help our competitors.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth and our compensation expenses may increase.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock options, restricted stock grants or other stock-based compensation they are to receive in connection with their employment. The declines in the value of our stock during 2008 could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. As such, despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we rely on contractual and enterprise license agreements (“ELAs”) with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely on “click-wrap” and “shrink-wrap” licenses in some instances.

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

Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other written materials for our software, under trade secret and copyright laws. However, we have chosen to provide access to our hypervisor and other selected source code to more than 40 of our partners for co-development, as well as for open APIs, formats and protocols. Though we generally control access to our source code and other intellectual property, and enter into confidentiality or ELAs with such partners, as well as with our employees and consultants, our safeguards may be insufficient to protect our trade secrets and other rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.

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

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source software is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business.

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

Additionally, our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in financial condition and results of operations. We believe this uneven sales pattern is a result of many factors including the following:

•	the tendency of customers to wait until late in a quarter to commit to a purchase in the hope of obtaining more favorable pricing;

•	the fourth quarter influence of customers spending their remaining capital budget authorization prior to new budget constraints in the first nine months of the following year; and

•	seasonal influences.

If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, financial condition and results of operations could be materially adversely affected.

Our current research and development efforts may not produce significant revenues for several years, if at all.

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were $233.4 million, or 26% of our total revenues, in the six months ended June 30, 2008, and $285.9 million, or 22% of our total revenues, in 2007. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected;

•	managing customers’ transitions to new products, which can result in delays in their purchasing decisions;

•	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	entering into new or unproven markets with which we have limited experience;

•	incorporating and integrating acquired products and technologies; and

•	developing or expanding efficient sales channels.

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

In 2007, we derived approximately 46%, and in the six months ended June 30, 2008, we derived approximately 48%, of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

As of June 30, 2008, EMC owned 26,500,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 84% of the total outstanding shares of common stock or 98% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Shares of Class B common stock are entitled to one vote per share when voting for such remaining directors. Accordingly, the holders of our Class B common stock currently are entitled to elect directors for 8 of the 9 seats on our Board. If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC (other than in a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or in transfers following such a distribution), those shares will automatically convert into Class A common stock. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

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

Before the completion of our initial public offering (“IPO”) in August 2007, in which we issued and sold 37,950,000 shares of our Class A common stock, we were a wholly-owned subsidiary of EMC and we relied on administrative and other resources of EMC to operate our business. In connection with our IPO, we entered into various service agreements with EMC to retain the ability for specified periods to use these EMC resources. These services may not be provided at the same level as when we were a wholly-owned subsidiary of EMC, and we may not be able to obtain the same benefits that we received prior to our IPO. These services may not be sufficient to meet our needs, and after our agreements with EMC expire, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with EMC. We will need to create our own administrative and other support systems or contract with third parties to replace EMC’s systems. In addition, we have received informal support from EMC which may not be addressed in the agreements we have entered into with EMC; the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in EMC’s administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

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

Some of our directors and executive officers own EMC common stock and/or options to purchase EMC common stock. In addition, some of our directors are executive officers and/or directors of EMC. Ownership of EMC common stock, restricted shares of EMC common stock and options to purchase EMC common stock by our directors and officers and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. There can be no assurance that the provisions in our certificate of incorporation or the master transaction agreement will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC. As a result, we may be precluded from pursuing certain growth initiatives.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between September 30, 2007 and July 31, 2008, the closing trading price of our Class A common stock was very volatile, ranging between $33.33 and $124.83 per share, including single-day increases of up to 13% and declines up to 34%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

Substantial amounts of Class A common stock are held by our employees, EMC, Intel Corporation (“Intel”) and Cisco Systems (“Cisco”), and all of the shares of our Class B common stock, which may be converted to Class A common stock upon request of the holder, are held by EMC. Contractual restrictions on the sale of shares held by EMC expired in February 2008 and will expire for the shares held by Cisco and Intel in August 2008. Shares of Class A common stock held by EMC (including shares of Class A common stock that might be issued upon the conversion of Class B common stock) are eligible for sale subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding Class A common stock or our average weekly trading volume during any three-month period and following the expiration of their contractual restrictions, shares held by Cisco and Intel will be subject to such requirements to the extent Cisco and Intel are deemed to be our “affiliates” as that term is defined in Rule 144. Additionally, EMC, Cisco and Intel possess registration rights with respect to the shares of our common stock that they hold. If they choose to exercise such rights, their sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our Class A common stock may decline.

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

Intel’s and Cisco’s (“Cisco”) ownership relationship with us and the membership on our board of individuals proposed by Intel and Cisco may create actual or potential conflicts of interest.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1 – April 30, 2008	26,405	$66.55	—	—
May 1 – May 31, 2008	27,788	68.43	—	—
June 1 – June 30, 2008	229,646	66.25	—	—

	283,839	66.49	—	—

We do not have a publicly announced stock repurchase program. All shares referenced in the above table were withheld through net share settlements during the fiscal quarter ending June 30, 2008 upon the vesting of restricted stock under our equity compensation plan to satisfy tax withholding obligations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders (the “Annual Meeting”) on May 14, 2008. At the Annual Meeting, our stockholders:

1.	elected one Class I Group II director and two Class I Group I directors to each serve a three-year term,

2.	ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2008, and

3.	approved the VMware, Inc. 2007 Equity Incentive Plan.

Each share of Class A common stock was entitled to one vote and each share of Class B common stock was entitled to ten votes on all matters submitted to a vote of stockholders, except with respect to the election of a Group II Member of the Board, for which each share of Class B Common Stock was entitled to one vote. Group I directors are elected by our sole Class B common stockholder and Group II directors are elected our by Class A common stockholders and our Class B common stockholder voting together as a class. The results of the votes for each of the above proposals were as follows:

1.	Election of Directors:

	Class	In Favor	Against
Renee J. James (Group II director)	Class A	70,216,207	660,755
	Class B	300,000,000	—
John R. Egan (Group I director)	Class B	3,000,000,000	—
Joseph M. Tucci (Group I director)	Class B	3,000,000,000	—

2.	Ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2008:

Class	In Favor	Against	Abstain
Class A	70,713,023	121,993	44,365
Class B	3,000,000,000	—	—

3.	Approved the VMware, Inc. 2007 Equity Incentive Plan:

Class	In Favor	Against	Abstain
Class A	70,078,447	667,567	123,368
Class B	3,000,000,000	—	—

Item 5.	OTHER INFORMATION

On July 10, 2008, VMware filed a current report on Form 8-K with the SEC regarding the departure of Diane Greene as the Company’s President and Chief Executive Officer, effective July 7, 2008. Under the terms of Ms. Greene’s employment agreement, filed as an exhibit to VMware’s Form 10-Q for the period ended June 30, 2007, the last day of her employment with VMware was August 6, 2008 and she is deemed to have resigned from VMware’s Board of Directors on that date.

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

VMWARE, INC.

Dated: August 8, 2008	By:	/s/ MARK S. PEEK
Mark S. Peek
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.