Form 10-Q
period 2008-09-30
VMWARE, INC.
filed 2008-11-05
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 29, 2008, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 389,602,066, of which 89,602,066 shares were Class A common stock and 300,000,000 were Class B common stock.

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,691,372	$1,231,168
Accounts receivable, less allowance for doubtful accounts of $2,351 and $1,603	287,943	283,824
Deferred tax asset, current portion	44,004	54,386
Income taxes receivable, net	82,228	—
Other current assets	49,120	33,956

Total current assets	2,154,667	1,603,334
Property and equipment, net	370,613	276,983
Other assets, net	97,665	71,695
Deferred tax asset, net of current portion	56,980	72,249
Intangible assets, net	48,513	32,073
Goodwill	730,276	639,366

Total assets	$3,458,714	$2,695,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,263	$61,503
Accrued expenses	160,129	173,610
Due to EMC, net	36,249	2,759
Income taxes payable, current portion	—	68,823
Deferred revenue, current portion	482,366	363,317

Total current liabilities	759,007	670,012
Note payable to EMC	450,000	450,000
Deferred revenue, net of current portion	297,997	189,479
Deferred tax liability	42,026	27,327
Income taxes payable, net of current portion	28,419	18,265

Total liabilities	1,577,449	1,355,083
Commitments and contingencies (see Note J)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 89,452 and 82,924 shares	895	829
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	1,756,638	1,352,788
Retained earnings (accumulated deficit)	120,732	(16,000)

Total stockholders’ equity	1,881,265	1,340,617

Total liabilities and stockholders’ equity	$3,458,714	$2,695,700

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
License	$285,086	$247,481	$863,299	$621,086
Services	187,035	110,335	503,125	292,250

	472,121	357,816	1,366,424	913,336
Operating expenses:
Cost of license revenues	21,535	19,158	66,033	60,546
Cost of services revenues	52,919	39,493	166,122	90,946
Research and development	85,315	67,840	318,698	194,379
Sales and marketing	167,914	125,736	475,478	311,432
General and administrative	43,418	39,839	129,682	97,166

Operating income	101,020	65,750	210,411	158,867
Investment income	7,654	7,300	21,968	11,718
Interest expense with EMC, net	(3,823)	(6,743)	(13,221)	(13,261)
Other expense, net	(1,321)	(19)	(497)	(106)

Income before income taxes	103,530	66,288	218,661	157,218
Income tax provision	20,242	1,610	39,982	17,236

Net income	$83,288	$64,678	$178,679	$139,982

Net income per weighted-average share, basic for Class A and Class B	$0.21	$0.18	$0.47	$0.41
Net income per weighted-average share, diluted for Class A and Class B	$0.21	$0.18	$0.45	$0.41

Weighted-average shares, basic for Class A and Class B	387,621	356,431	383,876	340,565
Weighted-average shares, diluted for Class A and Class B	394,232	368,567	397,093	344,736

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$83,288	$64,678	$178,679	$139,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,644	27,643	117,537	72,462
Stock-based compensation, excluding amounts capitalized	35,317	31,737	119,550	59,354
Excess tax benefits from stock-based compensation	(5,844)	—	(85,271)	—
Other adjustments	1,242	(528)	2,300	(394)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	20,803	37,062	(3,483)	30,972
Other assets	(2,369)	5,994	(15,650)	(2,666)
Due to/from EMC, net	2,904	15,644	43,190	(74,436)
Accounts payable	10,880	8,578	(250)	20,959
Accrued expenses	(21,309)	(667)	(25,265)	10,801
Income taxes payable/receivable	28,013	22,888	(68,995)	60,397
Deferred income taxes, net	(8,876)	(22,446)	37,843	(45,074)
Deferred revenue	58,812	7,750	227,134	116,505

Net cash provided by operating activities	243,505	198,333	527,319	388,862

Cash flows from investing activities:
Additions to property and equipment	(32,664)	(42,375)	(133,585)	(91,294)
Purchase of headquarters facilities from EMC	—	(132,564)	—	(132,564)
Capitalized software development costs	(37,961)	(22,314)	(53,895)	(32,858)
Purchase of long-term investment	—	—	(1,750)	—
Business acquisitions, net of cash acquired	(57,363)	(54,108)	(90,652)	(75,518)
Decrease (increase) in restricted cash	—	555	896	(5,139)

Net cash used in investing activities	(127,988)	(250,806)	(278,986)	(337,373)

Cash flows from financing activities:
Proceeds from issuance of common stock	34,090	1,256,293	167,417	1,256,293
Excess tax benefits from stock-based compensation	5,844	—	85,271	—
Shares repurchased for tax withholdings on vesting of restricted stock	(4,339)	—	(40,817)	—
Repayment of note payable to EMC	—	(350,000)	—	(350,000)

Net cash provided by financing activities	35,595	906,293	211,871	906,293

Net increase in cash and cash equivalents	151,112	853,820	460,204	957,782
Cash and cash equivalents at beginning of the period	1,540,260	280,096	1,231,168	176,134

Cash and cash equivalents at end of the period	$1,691,372	$1,133,916	$1,691,372	$1,133,916

Non-cash items:
Changes in capital additions, accrued but not paid	$11,919	$—	$24,115	$—

The accompanying notes are an integral part of the consolidated financial statements.

A. Overview and Basis of Presentation

Company and Background

VMware, Inc. (“VMware” or the “Company”) is the leading provider of virtual infrastructure software solutions from the desktop to the datacenter. VMware’s virtual infrastructure software solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Unaudited Interim Financial Information

These accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s consolidated financial condition, results of operations and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2008. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2007 Annual Report on Form 10-K.

VMware historically has received, and continues to receive, certain administrative services from EMC Corporation (“EMC”), and VMware and EMC engage in certain intercompany transactions. The consolidated financial statements include expense allocations for certain corporate functions provided to VMware by EMC, including general corporate expenses. Additionally, certain other costs incurred by EMC for the direct benefit of VMware, such as rent and salaries and benefits, have been included in VMware’s financial statements. Management believes the assumptions underlying the financial statements and the above allocations are reasonable. However, given these intercompany transactions did not arise from transactions negotiated at arm’s length with an unrelated third party, the financial statements included herein may not necessarily reflect the financial condition, results of operations and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, historical results of VMware should not be relied upon as an indicator of the future performance of VMware. VMware’s future results of operations, which will include costs and expenses for it to operate as an independent company, including payments to EMC for administrative services provided to VMware pursuant to a master transaction agreement and ancillary agreements entered into with EMC in connection with VMware’s initial public offering (“IPO”) in August 2007, may be materially different than VMware’s historical financial position, results of operations and cash flows.

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

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates are used for, but not limited to, receivable valuation, useful lives of fixed assets, valuation of acquired intangibles, income taxes, stock-based compensation, amortization of capitalized software development costs and contingencies. Actual results could differ from those estimates.

New Accounting Pronouncements

VMware adopted Financial Accounting Standards (“FAS”) FAS No. 157, “Fair Value Measurements” (“FAS No. 157”) on January 1, 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During 2008, the Financial Accounting Standards Board (“FASB”) issued the following amendments to FAS No. 157:

•

FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” amends FAS No. 157 to remove certain leasing transactions from its scope.

•

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” delays the effective date of FAS No. 157 from 2008 to 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

•

FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”) clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective October 2008, including prior periods for which financial statements have not been issued.

The adoption of FAS No. 157 for financial assets and liabilities and its amendments did not have an impact on VMware’s consolidated financial position and results of operations. VMware is currently evaluating the potential impact of FAS No. 157-2 for non-financial assets and non-financial liabilities on VMware’s financial position and results of operations. See Note D to VMware’s consolidated financial statements.

In April 2008, the FASB issued a FASB Staff Position on FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. This FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. VMware is currently evaluating the potential impact of FSP FAS No. 142-3 on the Company’s financial position and results of operations.

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

For all sales, VMware uses a purchase order, a license agreement and a purchase order, or a master agreement and a binding royalty report as evidence of an arrangement. Sales through distributors and resellers are evidenced by a master distribution agreement, together with purchase orders, on a transaction-by-transaction basis.

VMware’s return policy does not allow end-users to return products for a refund. Certain distributors and resellers may rotate stock when new versions of a product are released. VMware estimates future product returns at the time of sale. VMware’s estimate is based on historical return rates, levels of inventory held by distributors and resellers and other relevant factors.

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

Services revenue

Services revenue consists of software maintenance and professional services. VMware recognizes software maintenance revenues ratably over the contract period. Professional services include design, implementation and training. Professional services are not considered essential to the functionality of VMware’s products as these services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements for which VMware is able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based upon the hours incurred. Revenue on all other professional services engagements is recognized upon completion.

Multiple element arrangements

VMware’s software products are typically sold with software maintenance and/or professional services. Vendor-specific objective evidence (“VSOE”) of fair value for professional services is based upon the standard rates VMware charges for such services when sold separately. VSOE of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance included in the license agreement. The revenues allocated to the software license included in multiple element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis. In the event an upgrade or new product has been announced but not delivered, and customers will receive that upgrade or new product as part of a current software maintenance contract, product revenues are deferred on purchases made after the announcement date until delivery of the upgrade or new product. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade or new product. VSOE of fair value of these upgrades or new products is established based upon the price set by management. VMware has a history of selling these upgrades or new products on a stand-alone basis.

Deferred revenue includes unearned software maintenance fees, professional services fees and license fees.

Research and Development and Capitalized Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Technological feasibility is defined as the earlier of the completion of a detailed program design or a working model. Such costs include salaries and benefits, including stock-based compensation, consultants, facilities-related costs, equipment costs and depreciation. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Upon general release of the products, capitalized costs are amortized over periods ranging from 18 to 24 months, which represent the products’ estimated useful lives. The determination of estimates relating to technological feasibility and useful lives requires the exercise of judgment. Changes in judgment as to when technological feasibility is reached and the determination of useful lives could materially impact the amount of costs capitalized and VMware’s results of operations.

Unamortized software development costs were $92.2 million and $66.8 million at September 30, 2008 and December 31, 2007, respectively, and are included in other assets, net.

In the three months ended September 30, 2008 and 2007, VMware capitalized $45.8 million (including $7.8 million of stock-based compensation) and $27.6 million (including $5.3 million of stock-based compensation), respectively, of costs incurred for the development of software products. In the nine months ended September 30, 2008 and 2007, VMware capitalized $65.6 million (including $11.7 million of stock-based compensation) and $39.6 million (including $6.7 million of stock-based compensation), respectively, of costs incurred for the development of software products. Amortization expense from capitalized amounts was $11.0 million and $9.2 million in the three months ended September 30, 2008 and 2007, respectively. Amortization expense from capitalized amounts was $40.2 million and $25.9 million in the nine months ended September 30, 2008 and 2007, respectively.

Long-Lived Assets

Intangible assets, other than goodwill, are amortized over their estimated useful lives, during which the assets are expected to contribute directly or indirectly to future cash flows, and which range from one to nine years. In the three months ended September 30, 2008 and 2007, VMware amortized $5.1 million and $6.6 million, respectively, for purchased intangible assets. The amortization expense for the nine months ended September 30, 2008 and 2007 was $12.8 million and $19.2 million, respectively.

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

C. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes potentially dilutive securities. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards and other unvested restricted stock, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of September 30, 2008, VMware had 88.3 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$83,288	$64,678	$178,679	$139,982

Weighted-average shares, basic for Class A and Class B	387,621	356,431	383,876	340,565
Effect of dilutive securities	6,611	12,136	13,217	4,171

Weighted-average shares, diluted for Class A and Class B	394,232	368,567	397,093	344,736

Net income per weighted-average share, basic for Class A and Class B	$0.21	$0.18	$0.47	$0.41
Net income per weighted-average share, diluted for Class A and Class B	$0.21	$0.18	$0.45	$0.41

The following shares attributable to outstanding stock options and restricted stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Shares of stock options excluded from calculation of diluted EPS	12,631	255	7,151	255
Shares of restricted stock excluded from calculation of diluted EPS	5,956	—	5,491	—

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

VMware’s cash and cash equivalents as of September 30, 2008 were $1,691.4 million and included $1,029.8 million of money market securities, which are classified within Level 1 of the fair value hierarchy because the securities are valued using quoted prices in active markets for identical assets. There were no other financial assets or liabilities carried at fair value as of September 30, 2008.

E. Business Acquisitions, Goodwill and Intangible Assets

Business Acquisitions

VMware acquired two companies during the first three months of 2008 for aggregate cash consideration of $33.3 million, net of cash acquired and including transaction costs. Acquired intangibles totaled $9.4 million and have estimated useful lives of between one and eight years. The excess of the purchase price over the fair value of the net assets acquired was $38.7 million and is classified as goodwill on the consolidated balance sheet as of September 30, 2008.

On July 1, 2008, VMware acquired all of the outstanding capital stock of a privately-held application performance management software company with headquarters in San Mateo, California, and principal R&D facilities in Herzliya, Israel. The results of this company’s operations have been included in VMware’s consolidated financial statements since that date. VMware will leverage this company’s technology to enhance VMware’s portfolio of application and infrastructure management products. In addition, the Company’s R&D facility and team will form the core of VMware’s new development center in Israel. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this acquisition (in thousands):

Cash	$216
Intangible assets	19,804
Goodwill	48,143
Assets acquired	1,740
Total liabilities assumed	(9,079)

Total purchase price	$60,824

Cash consideration	$58,436
Value of options assumed	2,388

Total consideration	$60,824

The purchase prices for the companies acquired in the nine months ended September 30, 2008 have been allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the respective acquisition dates. The purchase price allocations are preliminary and may be adjusted. A final determination of required purchase accounting adjustments will be made upon finalization of integration activities and resolution of certain tax contingencies. The results of operations of the acquired companies have been included in VMware’s consolidated results from the respective closing dates forward. Pro forma results of operations have not been presented for the aforementioned acquisitions as the results of the acquired companies, either individually or in the aggregate, were not material to VMware’s consolidated results of operations.

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 consist of the following (table in thousands):

Balance, January 1, 2008	$639,366
Goodwill acquired	86,655
Adjustments to purchase price allocations	4,255

Balance, September 30, 2008	$730,276

As of September 30, 2008, $519.2 million of goodwill consisted of EMC’s purchase accounting for VMware.

F. Property and Equipment, net

Property and equipment, net, as of September 30, 2008 and December 31, 2007 consist of the following (table in thousands):

	September 30, 2008	December 31, 2007
Furniture and fixtures	$45,555	$30,678
Equipment and software	258,856	156,641
Buildings and improvements	179,372	129,752
Construction in progress	23,369	32,097

	507,152	349,168
Accumulated depreciation	(136,539)	(72,185)

	$370,613	$276,983

Depreciation expense was $24.5 million and $64.6 million for the three and nine months ended September 30, 2008, respectively, and $11.8 million and $27.4 million for the three and nine months ended September 30, 2007, respectively.

During the second quarter of 2008, VMware reviewed and revised the estimated useful lives of certain assets after considering (i) the estimated future benefits the Company expects to receive from those assets, (ii) the pattern of consumption of those benefits and (iii) the information available regarding those benefits, and prospectively increased the estimated useful lives of computers and other related equipment from 2 years to 3 years to match the length of the related warranty contracts. For the three months ended September 30, 2008, these changes in estimates reduced depreciation expense by $3.9 million and increased diluted earnings per share by $0.01, from what would have been reported otherwise in the three months ended September 30, 2008. There was no impact on basic earnings per share for the three months ended September 30, 2008. For the nine months ended September 30, 2008, these changes in estimates reduced depreciation expense by $8.7 million and increased both basic and diluted earnings per share by $0.02 from what would have been reported otherwise in the nine months ended September 30, 2008.

G. Accrued Expenses

Accrued expenses as of September 30, 2008 and December 31, 2007 consist of (table in thousands):

	September 30, 2008	December 31, 2007
Salaries, commissions, and benefits	$81,511	$93,678
Accrued partner liabilities	49,229	42,852
Other	29,389	37,080

	$160,129	$173,610

H. Income Taxes

Although VMware files a federal consolidated tax return with EMC, VMware has calculated its income tax provision on a stand-alone basis. VMware’s effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations.

VMware’s effective income tax rate was 19.6% and 18.3% for the three and nine months ended September 30, 2008, respectively. The effective income tax rate was 2.4% and 11.0% for the three and nine months ended September 30, 2007, respectively. The effective tax rate for the three months ended September 30, 2007 reflects a benefit of $5.5 million related to the adjustments to the expected annual effective income tax rate from 17.2% for the six months ended June 30, 2007 to 11.0% for the nine months ended September 30, 2007. The increase in the effective rates for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, respectively, were primarily attributable to the expiration of the federal research tax credit, an increase in transfer pricing adjustments relative to VMware’s forecasted annual pre-tax income, an increase in state taxes, and a change in the mix of income from international sources to U.S. sources. Income earned abroad is considered indefinitely reinvested in VMware’s foreign operations and no provision for U.S. taxes has been provided with respect thereto.

As of September 30, 2008, VMware had $31.7 million of gross unrecognized tax benefits and $29.4 million of unrecognized tax benefits, net of federal tax benefit. The gross and net unrecognized tax benefits included interest and penalties of $1.2 million and $0.9 million, respectively. VMware reports interest and penalties related to unrecognized tax benefits in income tax expense. If the total amount of net unrecognized tax benefits had been recognized, $7.6 million would have been recorded to goodwill and the remaining $21.8 million would have adjusted VMware’s effective tax rate. The $29.4 million of net unrecognized tax benefits are not expected to be paid within the next 12 months. $28.4 million of net unrecognized tax benefits were classified in non-current income taxes payable. VMware does not expect significant changes to its unrecognized tax benefits within the next 12 months.

As of September 30, 2008, VMware had a net income tax receivable of $82.2 million, which was principally comprised of amounts due from EMC; however, this amount was net of approximately $14.8 million of current income taxes payable due to various governmental authorities. The receivable arose because VMware had a stand-alone taxable loss for the nine months ended September 30, 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock when the restrictions lapse. Under the tax sharing agreement with EMC, EMC is obligated to pay to VMware an amount equal to the tax benefit that EMC will recognize on its consolidated tax return.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in VMware’s fourth quarter, which is the quarter in which the law was enacted. VMware is currently in the process of analyzing the impact of the new law.

I. 401(k) Savings Plan

Prior to March 2008, VMware employees participated in the EMC Corporation 401(k) Savings Plan (the “EMC Plan”), and EMC cross-charged VMware for the costs associated with VMware employees who participated in the EMC Plan.

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

VMware matches pre-tax employee contributions up to 6% of eligible compensation during each pay period, subject to a $750 maximum match each quarter per employee. Matching contributions are immediately 100% vested. During the three and nine months ended September 30, 2008, VMware contributions for employees were $2.4 million and $6.7 million, respectively. Employees may elect to invest their contributions in a variety of funds. VMware’s matching contribution mirrors the investment allocation of the employee’s contribution.

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

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at September 30, 2008 are as follows (table in thousands):

Remainder of 2008	$7,147
2009	29,036
2010	28,155
2011	26,086
2012	16,506
Thereafter	294,757

Total minimum lease payments	$401,687

The amount of the future lease commitments after 2012 is primarily for the ground lease on VMware’s Palo Alto, California headquarters facilities, which expires in 2057. As several of VMware’s operating leases are payable in foreign currencies, the amount of operating lease commitments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.

K. Stockholders’ Equity

VMware Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”) that is intended to be qualified under Section 423 of the Code. A total of 6.4 million shares of VMware Class A common stock were reserved for issuance under the ESPP. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were first granted under the ESPP on August 13, 2007, the date on which VMware’s Form S-1 Registration Statement was declared effective by the SEC, and became exercisable on December 31, 2007. Options to purchase shares are granted twice yearly, on or about January 1 and July 1, and are exercisable on or about the succeeding June 30 or December 31, respectively.

For the purchase period ended December 31, 2007, employees purchased 0.6 million shares under the ESPP at a purchase price per share of $24.65. This purchase was completed in January 2008. For the purchase period ended June 30, 2008, employees purchased 0.4 million shares under the ESPP at a purchase price per share of $45.78. This purchase was completed in June 2008.

VMware Stock Options

In September 2008, VMware completed an offer to exchange certain employee stock options issued under VMware’s 2007 Equity and Incentive Plan (“Exchange Offer”). Certain previously granted options were exchanged for new, lower-priced stock options granted on a one-for-one basis. Options for an aggregate of 4,103,975 shares of VMware’s Class A common stock were exchanged. Options granted pursuant to the Exchange Offer have an exercise price of $33.95 per share, will vest over a four-year period from September 10, 2008 with no credit for past vesting and will have a new six-year option term. The Exchange Offer will result in incremental stock-based compensation expense of $18.0 million to be recognized over the four-year vesting term.

The following table summarizes option activity since January 1, 2008 for VMware stock options (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2008	45,339	$26.76
Granted (1)	10,729	42.12
Forfeited (1)	(7,110)	54.71
Expired	(2)	22.17
Exercised	(6,094)	21.69

Outstanding, September 30, 2008	42,862	26.60

(1) Includes options for 4,103,975 shares exchanged in the Exchange Offer.

Total cash proceeds from the exercise of stock options for the nine months ended September 30, 2008 were $132.9 million. The options exercised during the nine months ended September 30, 2008 had a pre-tax intrinsic value of $216.5 million.

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

In September 2008, VMware awarded 5,302,448 restricted stock units to certain employees, including a portion for international employees who were not eligible to participate in the Exchange Offer and a portion for retention purposes. These awards generally will vest over a three-year or four-year period. These awards will result in stock-based compensation expense of $164.5 million to be recognized over the three-year or four-year vesting term.

The following table summarizes restricted stock activity since January 1, 2008 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock at January 1, 2008	3,565	$24.64
Granted	5,914	36.77
Vested	(1,947)	22.25
Forfeited	(270)	78.36

Restricted stock at September 30, 2008	7,262	33.17

As of September 30, 2008, the aggregate intrinsic value of VMware restricted stock was $191.6 million. These shares are scheduled to vest through 2012.

Shares Repurchased for Tax Withholdings

During the nine months ended September 30, 2008, VMware repurchased 744,130 shares of Class A common stock, for $40.8 million to cover employee tax withholding obligations. Pursuant to the respective agreements, these shares were repurchased in conjunction with the net share settlement upon the vesting of restricted stock during the quarter. The $40.8 million is recorded as a reduction to retained earnings as of September 30, 2008.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated income statements for the three and nine months ended September 30, 2008 and 2007 (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of license revenues	$264	$212	$803	$322
Cost of services revenues	3,660	2,195	10,716	3,608
Research and development	15,331	13,033	55,907	27,677
Sales and marketing	13,138	9,594	36,138	16,778
General and administrative	2,924	6,703	15,986	10,969

Stock-based compensation expense	$35,317	$31,737	$119,550	$59,354

For the three and nine months ended September 30, 2008, VMware capitalized $7.8 million and $11.7 million, respectively, of stock-based compensation expense associated with capitalized software development (See Note B to VMware’s consolidated financial statements). For the three and nine months ended September 30, 2008, VMware capitalized an additional $0.5 million and $1.3 million, respectively, of stock-based compensation expense associated with software developed for internal use.

For the three and nine months ended September 30, 2007, VMware capitalized $5.3 million and $6.7 million, respectively, of stock-based compensation expense associated with capitalized software development. For the three and nine months ended September 30, 2007, the amount of stock-based compensation expense capitalized for software developed for internal use was not material.

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the three and nine months ended September 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
VMware Stock Options	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	39.2%	39.2%	38.7%	39.2%
Risk-free interest rate	2.6%	4.5%	2.5%	5.0%
Expected term (in years)	3.4	3.4	3.4	3.4
Weighted-average fair value at grant date	$19.40	$13.55	$18.81	$8.19

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
VMware Employee Stock Purchase Plan	2008	2007	2008	2007
Dividend yield	None	None	None	None
Expected volatility	41.4%	34.8%	39.3%	34.8%
Risk-free interest rate	2.0%	4.8%	2.7%	4.8%
Expected term (in years)	0.5	0.4	0.5	0.4
Weighted-average fair value at grant date	$52.45	$6.99	$68.72	$6.99

For all options granted in the three and nine months ended September 30, 2008 and 2007, respectively, volatility was based on an analysis of historical and implied volatility of publicly-traded companies with similar characteristics, including industry, size and financial leverage. The expected term was calculated based on the historical experience that VMware employees have had with EMC stock option grants as well as the expected term of similar grants of comparable companies. The risk-free interest rate was based on a treasury instrument whose term is consistent with the expected life of the stock options.

L. Related Party Transactions

VMware recognized professional services revenues of $4.6 million and $11.7 million, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC for the three and nine months ended September 30, 2008, respectively. VMware recognized $1.8 million and $7.8 million of professional services revenues from such contractual arrangements with EMC for the three and nine months ended September 30, 2007.

VMware recognized revenues from server and desktop products and services purchased by EMC for internal use of $0.3 million and $3.8 million for the three and nine months ended September 30, 2008, respectively, pursuant to VMware’s contractual agreements with EMC. As of September 30, 2008, $2.0 million of revenues from server and desktop products and services purchased by EMC for internal use was included in deferred revenue.

VMware purchased storage systems from EMC for $3.8 million, $0.5 million, $19.5 million and $4.2 million, in the three months ended September 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007, respectively. Through the third quarter of 2007, the systems purchases from EMC were at EMC’s cost. Since the fourth quarter of 2007, the systems purchases from EMC are at a discount off of EMC’s list price.

For certain corporate functions provided by EMC, $2.2 million and $6.9 million of expenses were allocated to VMware by EMC in the three and nine months ended September 30, 2007, respectively. In the three and nine months ended September 30, 2008, these amounts were not significant.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees were included as expenses in VMware’s financial statements. These costs include expenses for salaries and benefits, travel, rent, insurance and service fees. The total of these costs were $33.2 million and $108.0 million in the three and nine months ended September 30, 2008, respectively, and $33.4 million and $78.1 million in the three and nine months ended September 30, 2007, respectively.

As part of VMware’s tax sharing agreement, VMware paid EMC the sum of $62.3 million for VMware’s portion of their consolidated federal income taxes in the three months ended March 31, 2008, and no payments were made in the three months ended June 30, 2008 and September 30, 2008, respectively, as VMware had a net income tax receivable due from EMC for these periods. This amount differed from the amounts owed on a stand-alone basis and the differences are presented as a component of stockholders’ equity. In the three months ended September 30, 2007, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $10.0 million. In the nine months ended September 30, 2007, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $1.4 million. In the three and nine months ended September 30, 2008, this difference was not significant.

As of September 30, 2008, VMware had a net income tax receivable of $82.2 million, which was principally comprised of amounts due from EMC; however, this amount was net of approximately $14.8 million of current income taxes payable due to various governmental authorities. Under the tax sharing agreement with EMC, EMC is obligated to pay to VMware an amount equal to the tax benefit that EMC will recognize on its consolidated tax return.

As of September 30, 2008, VMware had $41.0 million due to EMC which was partially offset by $4.8 million due from EMC. The net amount due to EMC of $36.2 million resulted from the related party transactions described above. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter end.

Interest expense with EMC, net, consists of interest expense on a note payable to EMC, offset by interest income that has been earned on VMware’s intercompany balance with EMC. In the three months ended September 30, 2008, the $3.8 million of interest expense with EMC, net, recorded on the consolidated income statement consisted primarily of interest expense related to a note payable to EMC. In the nine months ended September 30, 2008, $13.5 million of interest expense was recorded related to a note payable to EMC and was included in the $13.2 million interest expense with EMC, net, recorded on the consolidated income statement. In the three and nine months ended September 30, 2007, VMware incurred $6.7 million and $13.3 million, respectively, of interest expense with EMC, net. VMware’s interest income and VMware’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

In the nine months ended September 30, 2008, VMware and EMC resolved certain acquisition-related intercompany liabilities due to EMC which resulted from EMC’s acquisition of VMware. As a result, intercompany liabilities due to EMC of $9.7 million were eliminated and recorded as an increase in additional paid-in capital without the issuance of additional equity by VMware or remittance of any cash.

Prior to March 2008, VMware employees participated in the EMC 401(k) Savings Plan, and EMC cross-charged VMware for the costs associated with VMware employees who participated in the EMC Plan. In March 2008, VMware employees began participating in VMware’s 401(k) Savings Plan and ceased participation in the EMC Plan. See Note I to VMware’s consolidated financial statements.

M. Segment Information

VMware operates in one reportable segment in accordance with the provisions of FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“FAS No. 131”). Since VMware operates in one segment, all financial segment information required by FAS No. 131 can be found in the consolidated financial statements.

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$248,523	$200,726	$713,604	$505,217
International	223,598	157,090	652,820	408,119

Total	$472,121	$357,816	$1,366,424	$913,336

Long-lived assets, which include property and equipment, net, and other assets, net, excluding capitalized software and financial instruments, in the United States at September 30, 2008 and December 31, 2007, were $284.2 million and $236.5 million, respectively. Long-lived assets internationally at September 30, 2008 and December 31, 2007 were $43.7 million and $22.8 million, respectively. No country other than the United States accounted for 10% or more of these assets at September 30, 2008 or December 31, 2007.

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

Overview

Our primary source of revenue is the licensing of virtual infrastructure software solutions and related support and services through a variety of distribution channels for use by businesses and organizations of all sizes and across numerous industries in their information technology infrastructure. Our virtual infrastructure software solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures. We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In the third quarter and first nine months of 2008 we derived over 75% of our revenues from our channel partners, which include distributors, resellers, x86 systems vendors and system integrators. We have also developed a network of more than 19,000 indirect channel partners who fulfill orders through our direct channel partners. The majority of our revenues result from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenues are recognized when the elements of revenue recognition are complete. Software maintenance revenues are recognized ratably over the term of the software maintenance period, and include renewals of software maintenance sold after the initial software maintenance period expires. We also recognize revenues from professional services provided to our customers.

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

Our current financial focus is on revenue growth to generate cash flows to fund our expansion of industry segment share and our virtual infrastructure solutions. We expect to continue our revenue growth by broadening our virtual infrastructure software solutions technology and product portfolio for more uses to more users. We experienced growth in our channel partner transaction business and in the acquisition of new customers during the first nine months of 2008 as compared to the same period in 2007. However, since the end of the second quarter of 2008 we have observed that customers are subjecting large ELAs to a longer review process and in certain cases are purchasing products through the channel to meet their immediate needs, forgoing larger discounts offered under ELAs. We believe this trend is primarily correlated to the recent global economic uncertainty and will continue throughout 2008 and perhaps longer.

Although we are currently the leading provider of virtual infrastructure solutions, we believe the use of virtual infrastructure solutions is at very early stages by customers. We face competitive threats to our leadership from a number of companies, some of which have significantly greater resources than we do. As a result, we believe it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand our leadership in providing virtual infrastructure solutions. This investment could result in contracting operating margins as we invest in our future. We believe that we will be able to continue to meet our product development objectives through our current resources, with strategic hires and acquisitions, and from operating cash flows as we continue to sell our existing products and services. We believe this is the appropriate priority for the long-term health of our business.

In evaluating our results, we also focus on operating margin excluding stock-based compensation, employer taxes on employee stock transactions, amortization of intangible assets, the write-off of in-process research and development when applicable and the net effect of the amortization and capitalization of software development costs. A portion of our services revenues is recognized in periods of up to five years subsequent to the initial contract, whereas most of our license revenues are recognized within the first quarter of contract signing. As a result, variability in operating margin can result from differences in when we price our service and when the cost is incurred. Substantially all of our international revenues are for contracts in U.S. dollars to international channel partners. A portion of our operating expenses is in currencies other than the U.S. dollar. This difference may cause variability in operating margins due to fluctuations in the U.S. dollar compared to other currencies. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment; as a result, our future operating margins may decline from current levels.

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

Our Relationship with EMC

As of September 30, 2008, EMC owned 26,500,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 84% of our total outstanding shares of common stock and 98% of the combined voting power of our outstanding common stock.

We recognized professional services revenues of $4.6 and $11.7, for services provided to EMC’s customers pursuant to our contractual agreements with EMC in the third quarter and first nine months of 2008, respectively. We recognized $1.8 and $7.8 of professional services revenues from such contractual arrangements with EMC in the third quarter and first nine months of 2007, respectively.

We recognized revenues from server and desktop products and services purchased by EMC for internal use of $0.3 and $3.8 for the third quarter and first nine months of 2008, respectively, pursuant to our contractual agreements with EMC. As of September 30, 2008, $2.0 of revenues from server and desktop products and services purchased by EMC for internal use was included in deferred revenue.

We purchased storage systems from EMC for $3.8, $0.5, $19.5 and $4.2, in the third quarter of 2008 and 2007, and the first nine months of 2008 and 2007, respectively. Through the third quarter of 2007, the systems purchases from EMC were at EMC’s cost. Since the fourth quarter of 2007, the systems purchases from EMC are at a discount off of EMC’s list price.

For certain corporate functions provided by EMC, $2.2 and $6.9 of expenses were allocated to us by EMC in the third quarter and first nine months of 2007, respectively. In the third quarter and first nine months of 2008, these amounts were not significant.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees were included as expenses in our financial statements. These costs include expenses for salaries and benefits, travel, rent, insurance and service fees. The total of these costs were $33.2 and $108.0 in the third quarter and first nine months of 2008, respectively, and $33.4 and $78.1 in the third quarter and first nine months of 2007, respectively.

As part of our tax sharing agreement, we paid EMC the sum of $62.3 for our portion of their consolidated federal income taxes in the first quarter of 2008 and no payments were made in the second and third quarters of 2008, respectively, as we had a net income tax receivable due from EMC for these periods. These amounts differed from the amounts owed on a stand-alone basis and the differences are presented as a component of stockholders’ equity. In the third quarter of 2007, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $10.0. In the first nine months of 2007, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $1.4. In the third quarter and first nine months of 2008, these differences were not significant.

As of September 30, 2008, we had a net income tax receivable of $82.2, which was principally comprised of amounts due from EMC; however, this amount was net of approximately $14.8 of current income taxes payable due to various governmental authorities. The receivable arose because we had a stand-alone taxable loss for the first nine months of 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock where the restrictions lapsed. Under the tax sharing agreement with EMC, EMC is obligated to pay to us an amount equal to the tax benefit that EMC will recognize on its consolidated tax return.

As of September 30, 2008, we had $41.0 due to EMC which was partially offset by $4.8 due from EMC. The net amount due to EMC of $36.2 resulted from the related party transactions described above. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter end.

Interest expense with EMC, net, consists of interest expense on a note payable to EMC, offset by interest income that has been earned on our intercompany balance with EMC. In the third quarter of 2008, the $3.8 of interest expense with EMC, net, recorded on the consolidated income statement consisted primarily of interest expense related to a note payable with EMC. In the first nine months of 2008, $13.5 of interest expense was recorded related to a note payable with EMC and was included in the $13.2 interest expense with EMC, net, recorded on the consolidated income statement. In the third quarter and first nine months of 2007, we incurred $6.7 and $13.3, respectively, of interest expense with EMC, net. Our interest income and our expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

In the first nine months of 2008, we resolved with EMC certain acquisition-related intercompany liabilities due to EMC which resulted from EMC’s acquisition of us. As a result, intercompany liabilities due to EMC of $9.7 were eliminated and recorded as an increase in additional paid-in capital without the issuance of additional equity by us or remittance of any cash.

Prior to March 2008, our employees participated in the EMC 401(k) Plan, and EMC cross-charged us for the costs associated with our employees who participated in the EMC Plan. In March 2008, our employees began participating in our 401(k) Savings Plan and ceased participation in the EMC Plan. See Note I to our consolidated financial statements.

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

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis and are generally priced based upon the number of physical desktops or server processors on which our software runs.

Software maintenance revenues

Software maintenance revenues are recognized ratably over the contract period. Typically, our contract periods range from one to five years. Customers receive various types of technical support based on the level of support purchased. Customers who are party to software maintenance agreements with us are entitled to receive product updates and upgrades on a when-and-if-available basis.

Professional services revenues

Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or other vendors. Professional services engagements for which we are able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based upon the hours incurred. Revenues on all other professional services engagements are recognized upon completion.

Costs of Revenues and Operating Expenses

Cost of license revenues

Our cost of license revenues principally consists of amortization of capitalized software development costs and the cost of fulfillment of our software. This cost of fulfillment of our software includes product packaging, personnel costs and related overhead associated with the physical and electronic delivery of our software products.

Cost of services revenues

Our cost of services revenues includes the costs of personnel and related overhead to deliver technical support on our products and to provide our professional services.

Research and development expenses

Our research and development (“R&D”) expenses include the personnel and related overhead associated with the research and development of new product offerings, including depreciation expense, and the enhancement of our existing software offerings.

Sales and marketing expenses

Our sales and marketing expenses include personnel costs and related overhead associated with the sale and marketing of our license and service offerings, as well as the cost of certain specific marketing initiatives, including our semi-annual VMworld conference.

General and administrative expenses

Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, facilities, human resources, IT infrastructure and legal departments.

Results of Operations

Revenues

Our revenues for the third quarter and first nine months of 2008 and 2007 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
License	$285.1	$247.5	$863.3	$621.1
Services:
Software maintenance	147.3	86.8	395.4	227.9
Professional services	39.7	23.5	107.7	64.3

Total services	187.0	110.3	503.1	292.2

	$472.1	$357.8	$1,366.4	$913.3

Percentage of revenues:
License	60.4%	69.2%	63.2%	68.0%
Services:
Software maintenance	31.2	24.3	28.9	25.0
Professional services	8.4	6.5	7.9	7.0

Total services	39.6	30.8	36.8	32.0

	100.0%	100.0%	100.0%	100.0%

Revenues:
United States	$248.5	$200.7	$713.6	$505.2
International	223.6	157.1	652.8	408.1

	$472.1	$357.8	$1,366.4	$913.3

Percentage of revenues:
United States	52.6%	56.1%	52.2%	55.3%
International	47.4	43.9	47.8	44.7

	100.0%	100.0%	100.0%	100.0%

Total revenues increased by $114.3, or 32%, to $472.1 in the third quarter of 2008, compared with $357.8 in the third quarter of 2007. The growth in revenues in the third quarter of 2008 reflected an increase of $37.6 in license revenues and an increase of $76.7 in services revenues as compared to the third quarter of 2007. International revenues as a percentage of total revenues increased to 47% in the third quarter of 2008, from 44% in the third quarter of 2007.

Total revenues increased by $453.1, or 50%, to $1,366.4 in the first nine months of 2008, compared with $913.3 in the first nine months of 2007. The growth in revenues in the first nine months of 2008 reflected an increase of $242.2 in license revenues and an increase of $210.9 in services revenues as compared to the first nine months of 2007. International revenues as a percentage of total revenues increased to 48% in the first nine months of 2008, from 45% in the first nine months of 2007.

Our revenue contracts with international customers are denominated in U.S. dollars. The recent significant strengthening of the U.S. dollar relative to the Euro, British pound and Australian dollar increases the price of our products in markets where customers operate in these currencies. We may need to offer additional discounts, reduce prices or offer other incentives to mitigate the effects of the strengthening dollar on local demand.

License Revenues

Software license revenues increased by $37.6, or 15%, to $285.1 in the third quarter of 2008, compared with $247.5 in the third quarter of 2007. Software license revenues increased by $242.2, or 39%, to $863.3 in the first nine months of 2008, compared with $621.1 in the first nine months of 2007. We believe a significant majority of the revenue growth in the third quarter and first nine months of 2008 compared to the respective prior-year periods in 2007 is the result of greater demand for our virtualization product offerings attributable to wider industry acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of our network of indirect channel partners. We expect the rate of growth in our license revenues to decelerate due primarily to the size and scale of our business and lengthened sales cycles attributable to challenges our customers may face in the current uncertain economic environment, such as decreases in IT budgets and difficulties in obtaining financing.

ELAs continue to be a significant component of our revenue growth. ELAs are core to our strategy to build long-term relationships with customers as they commit to our virtual infrastructure solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application and infrastructure management suite and our disaster recovery products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately, but the majority is deferred and recognized as services revenues in future periods.

Although license revenue grew in the third quarter of 2008 when compared to the third quarter of 2007, license revenue remained relatively flat from the second quarter of 2008. At the end of the third quarter of 2008, we continued to observe the lengthening of the sales cycle on ELAs that we believe is primarily correlated to economic uncertainty, especially in the United States. In addition, some customers purchased our solutions in smaller quantities often through the channel to meet their immediate needs, forgoing larger discounts offered under ELAs. We believe this had a negative impact on our revenue and deferred revenue in the third quarter. We expect this trend to continue throughout 2008 and perhaps longer term.

We sell our products through a network of channel partners, which includes distributors, resellers, x86 system vendors and systems integrators. As we expand geographically, we may add additional direct channel partners. The increases in orders in the third quarter of 2008 primarily resulted from increased sales volumes through our existing direct channel partners. These increases were driven by several factors, including greater demand for our virtualization product offerings, wider industry acceptance of virtualization as part of an organization’s IT infrastructure, a broadened product portfolio and expansion of our indirect channel partner network which purchase product from our direct partners.

We have more than 19,000 indirect channel partners as of September 30, 2008, an increase of over 9,000 from December 31, 2007. These indirect channel partners obtain software licenses and services from our distributors and x86 system vendors and market and sell them to end-user customers. In the first quarter of 2008, we introduced new programs for these channel partners to assist them to quickly establish and expand their virtualization practices and drive new customer acquisition. We believe these programs encourage channel loyalty and may facilitate our ability to reach additional industry segments and acquire new customers. In addition, we have a direct sales force that complements these efforts. Our sales force works with our channel partners to introduce them to customers and new sales opportunities. Our channel partners also introduce our sales force to their customers.

We experienced an increase in the number of license orders greater than fifty thousand dollars in the third quarter of 2008, compared to the third quarter of 2007, as well as in the first nine months of 2008, compared to the first nine months of 2007. Although we remain a high-volume transaction business, we believe an increase in the number of license orders greater than fifty thousand dollars in the comparative periods is a result of broader acceptance of virtual infrastructure solutions for organizations’ IT infrastructure, a trend toward end-user customers using our products broadly across their organizations, and a result of more customers entering into multi-year ELAs, our most comprehensive volume license offering during 2008 as compared to 2007. We also experienced an increase in the number of licenses orders greater than fifty thousand dollars in the third quarter of 2008 compared to the second quarter of 2008. License orders from our distributors and end-user customers which were greater than fifty thousand dollars were approximately 36% and 28% of license revenues in the third quarter of 2008 and 2007, respectively. License orders from our distributors and end-user customers which were greater than fifty thousand dollars were approximately 34% and 29% of license revenues in the first nine months of 2008 and 2007, respectively.

Services Revenues

Services revenues increased by $76.7, or 70%, to $187.0 in the third quarter of 2008, compared with $110.3 in the third quarter of 2007. Services revenues increased by $210.9, or 72%, to $503.1 in the first nine months of 2008, compared with $292.3 in the first nine months of 2007. Given the reasons cited below, we expect that services revenues will compose a larger proportion of our revenue mix and revenue growth in 2008.

The increase in services revenues in the third quarter and the first nine months of 2008 was primarily attributable to growth in our software maintenance revenues. Software maintenance revenues increased by $60.5, or 70%, to $147.3 in the third quarter of 2008, compared with $86.8 in the third quarter of 2007, and by $167.5, or 74%, to $395.4 in the first nine months of 2008, compared with $227.9 in the first nine months of 2007. This growth reflects the increase in our license revenues, as software maintenance services are generally purchased with licenses, the benefit from multi-year software maintenance contracts sold in previous periods and renewals of existing customer software maintenance contracts.

Professional services revenues increased by $16.2, or 69%, to $39.7 in the third quarter of 2008, compared with $23.5 in the third quarter of 2007, and by $43.4, or 67%, to $107.7 in the first nine months of 2008, compared with $64.3 in the first nine months of 2007. Professional services revenues increased due to growing demand for design and implementation services and training programs, as end-user organizations deployed virtualization across their organizations.

Operating Expenses, GAAP and Non-GAAP

Information about our operating expenses with and without stock-based compensation is as follows:

	For the Three Months Ended September 30,
	2008			2007
	GAAP	Stock-Based Compensation	Non-GAAP	GAAP	Stock-Based Compensation	Non-GAAP
Operating expenses:
Cost of license revenues (1)	$21.5	$(0.3)	$21.2	$19.2	$(0.2)	$19.0
Cost of services revenues	52.9	(3.7)	49.2	39.5	(2.2)	37.3
Research and development	85.3	(15.3)	70.0	67.8	(13.0)	54.8
Sales and marketing	167.9	(13.1)	154.8	125.7	(9.6)	116.1
General and administrative	43.4	(2.9)	40.5	39.8	(6.7)	33.1

Total operating expenses	$371.0	$(35.3)	$335.7	$292.0	$(31.7)	$260.3
Percentage of revenues:
Cost of license revenues	4.6%		4.5%	5.4%		5.3%
Cost of services revenues	11.2		10.4	11.0		10.4
Research and development	18.1		14.8	19.0		15.3
Sales and marketing	35.6		32.8	35.1		32.5
General and administrative	9.2		8.6	11.1		9.3

Total operating expenses	78.6%		71.1%	81.6%		72.8%

	For the Nine Months Ended September 30,
	2008			2007
	GAAP	Stock-Based Compensation	Non-GAAP	GAAP	Stock-Based Compensation	Non-GAAP
Operating expenses:
Cost of license revenues (1)	$66.0	$(0.8)	$65.2	$60.5	$(0.3)	$60.2
Cost of services revenues	166.1	(10.7)	155.4	90.9	(3.6)	87.3
Research and development	318.7	(55.9)	262.8	194.4	(27.7)	166.7
Sales and marketing	475.5	(36.1)	439.4	311.4	(16.8)	294.6
General and administrative	129.7	(16.1)	113.6	97.2	(11.0)	86.2

Total operating expenses	$1,156.0	$(119.6)	$1,036.4	$754.4	$(59.4)	$695.0
Percentage of revenues:
Cost of license revenues	4.8%		4.8%	6.6%		6.6%
Cost of services revenues	12.2		11.4	10.0		9.6
Research and development	23.3		19.2	21.3		18.3
Sales and marketing	34.8		32.2	34.1		32.3
General and administrative	9.5		8.3	10.6		9.4

Total operating expenses	84.6%		75.8%	82.6%		76.1%

(1) Included in the cost of license revenues is the amortization of capitalized software development costs of $11.0 and $9.2 in the third quarter of 2008 and 2007, respectively. Costs of revenues include the amortization of capitalized software development costs of $40.2 and $25.9 in the first nine months of 2008 and 2007, respectively.

Operating expenses without stock-based compensation are non-GAAP financial measures. See—“Non-GAAP Financial Measures” below.

Cost of License Revenues

Our cost of license revenues increased by $2.4, or 12%, to $21.5 in the third quarter of 2008, compared with $19.2 in the third quarter of 2007. Cost of license revenues increased by $5.5, or 9%, to $66.0 in the first nine months of 2008, compared with $60.5 in the first nine months of 2007. As a percentage of revenues, cost of license revenues were 5% in the third quarter of 2008 and 2007, respectively, and 5% and 7% in the first nine months of 2008 and 2007, respectively. The increases in our costs of license revenues were primarily attributable to increased amortization of capitalized software development costs, which were

$11.0 and $9.2 in the third quarter of 2008 and 2007, respectively and $40.2 and $25.9 in the first nine months of 2008 and 2007, respectively. The increase in the first nine months of 2008 was partially offset by a decrease in amortization of intangible assets of $7.7 from the first nine months of 2007. The cost of fulfillment of our software, which includes product packaging, personnel costs and related overhead associated with the physical and electronic delivery of our software products remained relatively flat.

Cost of Services Revenues

Our cost of services revenues increased by $13.4, or 34%, to $52.9 in the third quarter of 2008, compared with $39.5 in the third quarter of 2007. Cost of services revenues increased by $75.2, or 83%, to $166.1 in the first nine months of 2008, compared with $90.9 in the first nine months of 2007. As a percentage of revenues, cost of services revenues were 11% in the third quarter of 2008 and 2007, respectively, and 12% and 10% in the first nine months of 2008 and 2007, respectively. The increases in our costs of services revenues were primarily attributable to increased costs to support the increased direct support, professional services personnel and third-party professional services costs to support the increased services revenues. In the third quarter of 2008, we also reclassified certain costs that were previously categorized as costs of services revenue to general and administrative expenses, therefore decreasing cost of services revenues.

Research and Development Expenses

Our R&D expenses increased by $17.5, or 26%, to $85.3 in the third quarter of 2008, compared with $67.8 in the third quarter of 2007. R&D expenses increased by $124.3, or 64%, to $318.7 in the first nine months of 2008, compared with $194.4 in the first nine months of 2007. As a percentage of revenues, R&D expenses were 18% and 19% in the third quarter of 2008 and 2007, respectively, and 23% and 21% in the first nine months of 2008 and 2007, respectively. The increase in R&D expenses was primarily attributable to incremental headcount to support the growth of our business, resulting in increased salaries, benefits expense and stock-based compensation expense, resulting from the deployment of additional resources to support new product development. Stock-based compensation expense increased by $2.3 in the third quarter of 2008 as compared with the third quarter of 2007, and by $28.2 in the first nine months of 2008 as compared with the first nine months of 2007. Partially offsetting this increase was an increase in software capitalization, which increased by $18.2 to $45.8 (including $7.8 of stock-based compensation) in the third quarter of 2008, compared with $27.6 (including $5.3 of stock-based compensation) in the third quarter of 2007, and by $26.0 to $65.6 (including $11.7 of stock-based compensation) in the first nine months of 2008, compared with $39.6 (including $6.7 of stock-based compensation) in the first nine months of 2007.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $42.2, or 34%, to $167.9 in the third quarter of 2008 from $125.7 in the third quarter of 2007. Sales and marketing expenses increased by $164.0, or 53%, to $475.5 in the first nine months of 2008 from $311.4 in the first nine months of 2007. As a percentage of revenues, sales and marketing expenses were 36%, 35%, 35% and 34% in the third quarters of 2008 and 2007, and in the first nine months of 2008 and 2007, respectively. The increases in sales and marketing expenses in absolute dollars consisted primarily of higher salaries, benefits expense and stock-based compensation expense due to both increases in sales and marketing personnel and higher commission expense resulting from increased sales volume. Stock-based compensation expense increased by $3.5 in the third quarter of 2008 as compared with the third quarter of 2007, and by $19.4 in the first nine months of 2008 as compared with the first nine months of 2007. Our sales and marketing expenses also increased due to marketing expenses related to our international market expansion and marketing expenses related to our branding initiative. A portion of our sales and marketing expenses is denominated in foreign currencies and thus exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, the amount of sales and marketing expenses may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the expenses are payable.

General and Administrative Expenses

Our general and administrative expenses increased by $3.6, or 9%, to $43.4 in the third quarter of 2008, compared with $39.8 in the third quarter of 2007. General and administrative expenses increased by $32.5, or 33%, to $129.7 in the first nine months of 2008, compared with $97.2 in the first nine months of 2007. As a percentage of revenues, general and administrative expenses were 9%, 11%, 10% and 11% in the third quarters of 2008 and 2007 and in the first nine months of 2008 and 2007, respectively. These expenses increased in absolute dollars primarily as a result of additional salaries and benefits expense resulting from the additional resources to support the growth of our business and to expand our own administrative functions. In the third quarter of 2008, we also reclassified certain costs that were previously categorized as costs of services revenue to general and administrative expenses, therefore increasing general and administrative expenses. Stock-based compensation expense decreased by $3.8 in the third quarter of 2008 as compared with the third quarter of 2007 and increased by $5.0 in the first nine months of 2008 as compared with the first nine months of 2007.

Stock-Based Compensation Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation, excluding amounts capitalized	$35.3	$31.7	$119.6	$59.4
Stock-based compensation capitalized under FAS 86	7.8	5.3	11.7	6.7

Stock-based compensation, including amounts capitalized	$43.1	$37.0	$131.3	$66.1

Stock-based compensation expense increased in both the third quarter and the first nine months of 2008 as compared with the same periods of 2007, due primarily to broad-based stock option and restricted stock unit grants made under the VMware 2007 Equity and Incentive Plan beginning in the second quarter of 2007. Between the time of our acquisition by EMC in January 2004 and June 2007, we did not issue equity awards in our stock to our employees. During this period, employees received stock-based compensation in the form of EMC stock options and restricted stock awards and units as a result of grants made by EMC’s Board of Directors. Beginning in June 2007, we granted equity incentive awards under our 2007 Equity and Incentive Plan in anticipation of our IPO. In connection with the IPO in August 2007, we conducted an exchange offer pursuant to which we offered our eligible employees the ability to exchange their existing EMC options and restricted stock awards for options to purchase our Class A common stock and restricted stock awards of our Class A common stock, respectively.

In September 2008, we completed an offer to exchange certain employee stock options issued under the VMware 2007 Equity and Incentive Plan (“Exchange Offer”). Certain previously granted options were exchanged for new, lower-priced stock options granted on a one-for-one basis. Options for an aggregate of 4,103,975 shares of our Class A common stock were exchanged. Options granted pursuant to the Exchange Offer have an exercise price of $33.95 per share, will vest over a four-year period from September 2008 with no credit for past vesting and will have a new six-year option term. The Exchange Offer will result in incremental stock-based compensation expense of $18.0 to be recognized over the four-year vesting term.

In September 2008, we awarded 5,302,448 restricted stock units to certain employees, including a portion for international employees who were not eligible to participate in the Exchange Offer and a portion for retention purposes. These awards generally will vest over a three-year or four-year period. These awards will result in incremental stock-based compensation expense of $164.5 to be recognized over the three-year or four-year vesting term.

As of September 30, 2008, the total unamortized fair value of outstanding VMware equity-based awards and EMC equity-based awards held by VMware employees was approximately $577. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $61, $201, $180, $110 and $25 for the years ended 2008, 2009, 2010, 2011 and 2012, respectively.

In future quarters, our stock-based compensation expense is expected to increase as a result of these and any additional equity grants in future periods. The stock-based compensation expense is subject to the amount of stock-based compensation that may be capitalized as costs incurred with the development of new software products and also software developed for internal use, the amount of awards that ultimately vest and also the timing and ultimate recognition of expense related to restricted stock units and restricted stock awards if certain performance goals are achieved.

Intangible Assets

In the third quarters of 2008 and 2007, we amortized $5.1 and $6.6, respectively, for purchased intangible assets. The amortization expense for the first nine months of 2008 and 2007 was $12.8 and $19.2, respectively. Amortization expense was lower in the third quarter of 2008 as compared to the third quarter of 2007, as well as in the first nine months of 2008 as compared to the first nine months of 2007, due to decreasing amortization for historical acquisitions offset in part by additional amortization for new acquisitions. The amortization expense was classified as follows in the consolidated income statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Costs of license revenues	$3.5	$5.4	$8.1	$15.8
Sales and marketing	0.9	0.8	2.7	1.9
General and administrative	0.7	0.4	2.0	1.5

	$5.1	$6.6	$12.8	$19.2

Operating Income

Our operating income increased by $35.3, or 54%, to $101.0 in the third quarter of 2008, compared with $65.8 in the third quarter of 2007. Operating margins were 21% and 18% in the third quarter of 2008 and 2007, respectively. The third quarter operating margin increased primarily as a result of an increase of $16.4 in capitalization of software development costs, net of amortization, partially offset by the increase in stock-based compensation of $3.6.

Our operating income increased by $51.5, or 32%, to $210.4 in the first nine months of 2008, compared with $158.9 in the first nine months of 2007. Operating margins were 15% and 17% in the first nine months of 2008 and 2007, respectively. Operating margin decreased primarily as a result of the increase in the first nine months of 2008 of stock-based compensation of $60.2 and partially offset by a decrease in expense of $11.8 from the net effect of capitalizing and amortizing software development costs.

A portion of our costs of revenues, primarily the costs of personnel to deliver technical support on our products and professional services, and a portion of our operating expenses mainly related to sales, sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British pound, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. As a result of fluctuations in the exchange rates between the U.S. dollar and foreign currencies, operating income decreased by $4.4 in the third quarter of 2008, as compared with the third quarter of 2007, as well as decreased by $22.7 in the first nine months of 2008, as compared with the first nine months of 2007. If the dollar weakens in relation to other currencies, such as the Euro, we expect this to continue to have a negative effect on our operating margins.

We continue to expect that our operating expenses will increase in absolute terms and could increase as a percentage of revenues. In the fourth quarter of 2008, we anticipate that our operating margin could decrease as compared to the third quarter due to our continued market expansion investments as well as our exposure to fluctuations in foreign currency rates.

Investment Income

Investment income was $7.7 and $7.3 in the third quarter of 2008 and 2007, respectively. Investment income was $22.0 and $11.7 in the first nine months of 2008 and 2007, respectively. Investment income consists of interest earned on cash and cash equivalent balances. Investment income increased in the third quarter of 2008 compared to the third quarter of 2007 due to higher cash and cash equivalent balances, primarily a result of cash provided by operating activities. Investment income increased in the first nine months of 2008 compared to the first nine months of 2007 due to higher cash and cash equivalent balances, primarily as a result of cash provided by operating activities, as well as a full year of interest earned on proceeds we received in the middle of the third quarter of 2007 from our IPO and the sale of shares of our Class A common stock to Intel Capital.

Interest Expense with EMC, Net

Interest expense with EMC, net, was $3.8, $6.7, $13.2 and $13.3 in the third quarters of 2008 and 2007 and in the first nine months of 2008 and 2007, respectively. In the third quarter of 2008 and first nine months of 2008, interest expense with EMC, net, consisted primarily of $3.8 and $13.5, respectively, in interest expense incurred on the note issued to EMC in April 2007, net of interest income earned on intercompany balances. The decrease in interest expense in 2008 was due to decreases in interest rates through June applicable to the note with EMC. We expect our interest expense on the note payable to increase in the fourth quarter as a result of an increase of the interest rate on the note payable by approximately 100 basis points for the fourth quarter of 2008 because of increases in the 90-day LIBOR.

Income Tax Provision

Our effective income tax rate was 19.6% for the third quarter of 2008 and 2.4% for the third quarter of 2007. The effective income tax rate in the third quarter of 2007 reflects a benefit of $5.5 from the adjustment to the estimated 11.0% tax rate for the year. This adjustment to the expected annual effective tax rate for 2007 arose from changes in the projected mix of income attributable to foreign versus domestic jurisdictions and from the benefit of holding the proceeds from the IPO in tax-exempt money market securities. The increase in the effective rate for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 was also attributable to the expiration of the federal research tax credit, an increase in transfer pricing adjustments relative to our forecasted annual pre-tax income, an increase in state taxes and a change in the mix of income from international sources to U.S. sources. Income earned abroad is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto.

The effective tax rate was 18.3% for the first nine months of 2008 and 11.0% for the first nine months of 2007. The increase in the effective rate was primarily attributable to the expiration of the federal research tax credit, an increase in transfer pricing adjustments relative to our forecasted annual pre-tax income, an increase in state taxes and a change in the mix of income from international sources to U.S. sources. Income earned abroad is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our fourth quarter, which is the quarter in which the law was enacted. We are currently in the process of analyzing the impact of the new law.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” and other Securities Exchange Commission (“SEC”) regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measures of costs of revenues and operating expenses without stock-based compensation meet the definition of non-GAAP financial measures. These non-GAAP financial measures, which are used as measures of our performance, should be considered in addition to, not as a substitute for or in isolation from, measures of our financial performance prepared in accordance with GAAP. We provide this information to show the impact of stock-based compensation on our results of operations, as it is excluded from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our stockholders when awarding stock-based compensation and value such awards accordingly), and because determining the fair value of the related equity awards involves a high degree of judgment and estimation.

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

Liquidity and Capital Resources

Our cash flows for the third quarter and first nine months of 2008 and 2007, respectively, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net cash provided by operating activities	$243.5	$198.3	$527.3	$388.9
Net cash used in investing activities	$(128.0)	$(250.8)	$(279.0)	$(337.4)
Net cash provided by financing activities	$35.6	$906.3	$211.9	$906.3

Cash Flows from Operating Activities

In the third quarter of 2008, our operating cash flows reflected net income generated during the period of $83.3, adjusted for non-cash items such as depreciation and amortization expense of $40.6 and stock-based compensation of $35.3. This was partially offset by excess tax benefits from stock-based compensation of $5.8. FAS No. 123(R), “Accounting for Stock-Based Compensation,” requires excess tax benefits relating to stock-based compensation deductions be presented as financing cash flows, rather than as cash flows from operating activities. The benefits of tax deductions in excess of the tax-affected compensation could fluctuate significantly from period to period based on the number of stock-based awards exercised, sold or vested, the tax benefit realized and the tax-affected compensation recognized.

Additionally, changes in assets and liabilities, net of acquisitions had a net positive impact on cash flow of $88.9 in the third quarter of 2008, primarily as the result of an increase of deferred revenue of $58.8 due to the growth in our business, decrease in income taxes receivable of $28.0, and a decrease in accounts receivable of $20.8. This was partially offset by a decrease in accrued expenses of $21.3. As of September 30, 2008, our deferred revenue balance was $780.4, of which $482.4 was classified as current.

In the third quarter of 2007, our operating cash flow reflected net income generated during the period of $64.7, adjusted for non-cash items such as depreciation and amortization expense of $27.6 and stock-based compensation of $31.7. Additionally, working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, had a net positive impact on cash flow of $74.8, primarily the result of a decrease in accounts receivable of $37.1.

In the first nine months of 2008, our operating cash flows reflected net income generated during the period of $178.7, adjusted for non-cash items such as depreciation and amortization expense of $117.5 and stock-based compensation of $119.6. This was partially offset by excess tax benefits from stock-based compensation of $85.3. Working capital generated cash flow of $194.5 in the first nine months of 2008, primarily as the result of an increase in total deferred revenue of $227.1, increase in amounts due to EMC of $43.2 and deferred income taxes, net of $37.8 due to the growth in our business. This was offset by a decrease in income taxes payable to EMC of $69.0, a decrease in accrued expenses of $25.3, and an increase in other assets of $15.7

In the first nine months of 2007, our operating cash flow reflected net income generated during the period of $140.0, adjusted for non-cash items such as depreciation and amortization expense of $72.5 and stock-based compensation of $59.4. Additionally, changes in working capital, including short- and long-term deferred revenue, income taxes payable and deferred income taxes, had a net positive impact on cash flow of $117.5, primarily the result of increases in total deferred revenue of $116.5 and income taxes payable to EMC of $60.4, offset by an increase in our intercompany balance due from EMC of $74.4. Our deferred revenue balance consisted of deferred license revenues of $45.2 and deferred service revenues of $382.0 at September 30, 2007, of which $290.0 of the total deferred revenue balance was classified as current. Of the $137.2 classified as long-term, $89.3 will be recognized as revenue subsequent to December 31, 2008.

Cash Flows from Investing Activities

Cash used in investing activities during the three and nine months ended September 30, 2008 and 2007 primarily related to capital additions, business acquisitions and capitalized software development costs. During the third quarter of 2007 we purchased our headquarters facilities from EMC for $132.6 which was the cost expended by EMC in the construction. During 2007 and 2008, we purchased furniture and fixtures for our new headquarters facilities, invested cash in the remaining buildings under development and invested in computer and network equipment to support increased personnel and related infrastructure requirements both domestically and internationally. In the third quarter of 2008, we accrued for $11.9 more of capital additions as compared to the second quarter of 2008, for a total of $24.1 in capital additions in the first nine months of 2008 that are reflected as non-cash items in our statement of cash flows as we had not remitted cash for the additions prior to the end of the quarter. We used $57.4 in the third quarter of 2008 and $90.7 in the first nine months of 2008 for business acquisitions, net of cash acquired. Capitalized software development costs, excluding stock-based compensation expenses, were $38.0, $22.3, $53.9 and $32.9 in the third quarters of 2008 and 2007 and the first nine months of 2008 and 2007, respectively. We expect to continue to invest in capital additions and business acquisitions in future periods.

Cash Flows from Financing Activities

Cash provided by financing activities in the third quarter and first nine months of 2008 reflected proceeds from issuances of common stock, including the exercise of options and the issuance of shares under our 2007 Employee Stock Purchase plan of $34.1 and $167.4, respectively, and excess tax benefits from stock-based compensation of $5.8 and $85.3, respectively. These financing cash inflows were partially offset by $4.3 and $40.8, respectively, of shares repurchased to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock.

In the third quarter of 2007, we completed our IPO and sold 37,950,000 shares of our Class A common stock. The net proceeds of the IPO to us were $1,035.2 after deducting underwriters’ discounts and offering expenses. Also in the third quarter of 2007, Intel Capital purchased 9.5 million shares of our Class A common stock for an aggregate purchase price of $218.3 net of issuance costs. Subsequent to our IPO in August 2007, we used a portion of the proceeds from the IPO to repay $350.0 of principal on the note payable owed to EMC. We expect that cash proceeds from issuances of common stock and the excess tax benefit from stock-based compensation could increase over time as more stock options vest and become exercisable, however, these proceeds could fluctuate significantly from period to period based on the market value of our stock, the number of awards exercised, sold or vested, the tax benefit realized and the tax-affected compensation recognized.

Our cash and cash equivalents balance increased from $1,231.2 at December 31, 2007 to $1,691.4 at September 30, 2008. We are invested in short-term cash and cash equivalents and have not experienced any declines in valuation of our holdings. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for at least the next 12 months.

To date, inflation has not had a material impact on our financial results.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the third quarter of 2008.

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

New Accounting Pronouncements

We adopted Financial Accounting Standards (“FAS”) FAS No. 157, “Fair Value Measurements” (“FAS No. 157”) on January 1, 2008. FAS No. 157 defines fair value, establishes a methodology for measuring fair value and expands the required disclosure for fair value measurements. During 2008, the Financial Accounting Standards Board (“FASB”) issued the following amendments to FAS No. 157:

•

FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” amends FAS No. 157 to remove certain leasing transactions from its scope.

•

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” delays the effective date of FAS No. 157 from 2008 to 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

•

FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”) clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective October 2008, including prior periods for which financial statements have not been issued.

The adoption of FAS No. 157 for financial assets and liabilities and its amendments did not have an impact on our consolidated financial position and results of operations. We are currently evaluating the potential impact of FAS No. 157 for non-financial assets and non-financial liabilities on our financial position and results of operations. See Note D to our consolidated financial statements.

In April 2008, the FASB issued a FASB Staff Position on FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the potential impact of FSP FAS No. 142-3 on our financial position and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

International revenues as a percentage of total revenues were 47.4% and 43.9% in the third quarter of 2008 and 2007, respectively, and 47.8% and 44.7% in the first nine months of 2008 and 2007, respectively. Our revenue contracts are denominated in U.S. dollars and the vast majority of our purchase contracts are denominated in U.S. dollars. A portion of our cost of revenues, primarily the cost of personnel to deliver technical support on our products and professional services, and a portion of our operating expense related to sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British pound, the Japanese yen, the Indian rupee, the Australian dollar and the Canadian dollar. These costs and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, operating expenses may differ materially from expectations. For example, the amount of our operating lease commitments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies as several of our operating leases are payable in foreign currencies.

We do not hedge our exposure to foreign currency fluctuation. As a result of fluctuations in the exchange rates between the U.S. dollar and foreign currencies, operating income was negatively impacted by $4.4 and $22.7 in the third quarter and first nine months of 2008, as compared to the third quarter and the first nine months of 2007, respectively.

Interest Rate Risk

Our exposure to market risk relates primarily to the variable interest obligation on the note we incurred to fund an $800.0 dividend to EMC. The dividend was declared in April 2007, but given retroactive effect as of December 31, 2006. The note may be repaid, without penalty, at any time. Subsequent to receiving the proceeds from our IPO in August 2007, we repaid $350.0 of principal on the note. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note payable as of September 30, 2008 was 3.34%, but the interest rate on the note payable will increase by approximately 100 basis points for the fourth quarter of 2008 because of increases in the 90-day LIBOR. Therefore, we expect our interest expense on the note payable to increase in the fourth quarter. If our interest rates were to change 100 basis points from the September 30, 2008 rate and assuming no payments on the principal were made during 2008, our annual interest expense would change by $4.5.

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

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft currently provides products that compete with some of our free offerings, has released virtual infrastructure and virtual management products during 2008 and recently announced a cloud-based computing initiative. Microsoft’s offerings are positioned to compete with our virtual infrastructure and other virtualization product offerings. We also face competition from other companies, including several recent market entrants and there have been a number of announcements of new product initiatives, alliances and consolidation efforts by our competitors. For example, Citrix Systems recently released a new version of the server virtualization product acquired in conjunction with its 2007 XenSource acquisition, RedHat recently acquired Qumranet, a developer of virtual infrastructure solutions software and Sun and Oracle announced enhancements to their Xen-based products. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase.

Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has implemented distribution arrangements with x86 system vendors and independent software vendors, or ISVs, related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of our corresponding format. Microsoft has also implemented pricing policies that require customers to pay additional license fees based on certain uses of virtualization technology. These distribution and licensing restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle has started to provide free server virtualization software intended to support Oracle and non-Oracle applications and Microsoft started offering its own server virtualization software packaged with the 2008 release of its Windows server product. Symantec Corporation also announced a competitive Xen-based product. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings.

We also face potential competition from our partners. For example, third parties currently selling our products could build and market their own competing products and services or market competing products and services of third parties. If we are unable to compete effectively, our growth and our ability to sell products at profitable margins could be materially and adversely affected.

The current uncertainty in global economic conditions could result in reduced information technology spending and may adversely impact our revenues.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles (for example, for ELAs), lowering prices for our products and services reducing unit sales and decreasing or reversing quarterly growth in our revenues.

Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect information technology budgets and spending. Consequently, customer spending on our products could be different from our expectations due to factors including changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence; customer acceptance of our and competitors’ products; changes in customer order and payment patterns; and changes in the willingness of customers to enter into longer term licensing and support arrangements.

Industry alliances or consolidation may result in increased competition.

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive virtualization solution than they individually had offered. For example, Red Hat recently acquired Qumranet, a developer of virtual infrastructure solutions and during 2008 Microsoft announced an expansion of its alliance with Citrix. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

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

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of upgrades or new products by us or by our competitors;

•	our ability to implement scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	general economic conditions in our domestic and international markets;

•	the timing and amount of capitalized software development costs as a result of establishing technological feasibility; and

•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

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

Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, may make it more difficult to introduce those products to end users and delay end user adoption of our product offerings. We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain x86 system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners and x86 system vendors may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. One of the Company’s distribution agreements is with Ingram Micro, which accounted for 19% and 23% of our revenues in the first nine months of 2008 and fiscal year 2007. The agreement with Ingram Micro under which the Company receives the substantial majority of its Ingram Micro revenues is terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. The terms of this agreement between Ingram Micro and us are substantially similar to the terms of the agreements we have with other distributors, except for certain differences in shipment and payment terms, indemnification obligations and product return rights. While we believe that we have in place, or would have in place by the date of any such termination, agreements with other distributors sufficient to maintain our revenues from distribution, if we were to lose Ingram Micro’s distribution services, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

The concentration of our product sales among a limited number of distributors increases our potential credit risk and could cause significant fluctuations or declines in our product revenues.

One distributor accounted for 19% and 23% of revenues in the first nine months of 2008 and fiscal year 2007. Additionally, another distributor accounted for 15% and 12% of revenues in the first nine months of 2008 and fiscal year 2007. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 50% of our total accounts receivable as of September 30, 2008 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

Our collection of accounts receivable may be adversely impacted by fluctuation of foreign currency exchange rates.

Our collection of accounts receivable may be adversely impacted as a result of fluctuations in the exchange rates between the U.S. dollar and foreign currencies. For example, we have distributors in foreign countries that may incur higher costs due to the recent strengthening of the U.S. dollar. One or more of these distributors could delay payments or default on credit extended to them. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources. If we determine any accounts receivable to be uncollectible, we would recognize an increase in bad debt expense, which would have a negative impact on our results of operations.

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

The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Additionally, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product offerings and delay product sales. These factors can have a particular impact on the timing and length of our ELA sales cycles.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were $318.7 million, or 23% of our total revenues, in the nine months ended September 30, 2008, and

$285.9 million, or 22% of our total revenues, in 2007. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

In 2007, we derived approximately 46%, and in the nine months ended September 30, 2008, we derived approximately 48%, of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

We have expanded our operations significantly since inception and anticipate further expansion in the future. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. Additionally, further international growth may occur in regions where we presently have little or no infrastructure. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting and operational systems and procedures. If we do not effectively manage our growth we may not be able to meet our customers’ needs, thereby adversely affecting our sales, or be able to meet our future reporting obligations.

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

As of September 30, 2008, EMC owned 26,500,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 84% of the total outstanding shares of common stock or 98% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our

Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Shares of Class B common stock are entitled to one vote per share when voting for such remaining directors. Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors. If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC (other than in a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or in transfers following such a distribution), those shares will automatically convert into Class A common stock. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between September 30, 2007 and September 30, 2008, the closing trading price of our Class A common stock was very volatile, ranging between $26.00 and $124.83 per share, including single-day increases of up to 13% and declines up to 34%. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

Substantial amounts of Class A common stock are held by our employees, EMC, Intel Corporation (“Intel”) and Cisco Systems (“Cisco”), and all of the shares of our Class B common stock, which may be converted to Class A common stock upon request of the holder, are held by EMC. Contractual restrictions on the sale of shares held by EMC expired in February 2008 and expired for the shares held by Cisco and Intel in August 2008. Shares of Class A common stock held by EMC (including shares of Class A common stock that might be issued upon the conversion of Class B common stock) are eligible for sale subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding Class A common stock or our average weekly trading volume during any three-month period and following the expiration of their contractual restrictions. Additionally, EMC possesses registration rights with respect to the shares of our common stock that it holds. If EMC chooses to exercise such rights, its sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our Class A common stock may decline.

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

Intel’s and Cisco’s ownership relationship with us and the membership on our board of individuals proposed by Intel and Cisco may create actual or potential conflicts of interest.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2008	27,456	$35.85	—	—
August 1 – August 31, 2008	41,745	38.25	—	—
September 1 – September 30, 2008	27,753	26.64	—	—

	96,954	34.24	—	—

We do not have a publicly announced stock repurchase program. All shares referenced in the above table were withheld through net share settlements during the fiscal quarter ending September 30, 2008 upon the vesting of restricted stock under our equity compensation plan to satisfy tax withholding obligations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders (the “Special Meeting”) on September 9, 2008. At the Special Meeting, our stockholders approved a one-time stock option exchange program under which eligible VMware employees (excluding, among others, our executive officers and members of our Board of Directors) were able to elect to exchange certain outstanding stock options issued under our 2007 Equity and Incentive Plan.

The Class A common stock and Class B common stock voted together as a single class on the stock option exchange proposal. Each share of Class A common stock was entitled to one vote and each share of Class B common stock was entitled to ten votes on the stock option exchange proposal. The result of the votes for the stock option exchange proposal was as follows:

Class	In Favor	Against	Abstain
Class A	38,362,430	25,215,184	39,993
Class B	3,000,000,000	—	—

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: November 4, 2008	By:	/s/ MARK S. PEEK
Mark S. Peek
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.