Form 10-Q
period 2009-03-31
VMWARE, INC.
filed 2009-05-07
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 391,957,931, of which 91,957,931 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld and VMware vSphere are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,031,482	$1,840,812
Accounts receivable, less allowance for doubtful accounts of $1,415 and $1,690	264,033	338,014
Deferred tax asset, current portion	47,628	44,573
Income taxes receivable from EMC	111,050	111,050
Other current assets	46,427	55,639

Total current assets	2,500,620	2,390,088
Property and equipment, net	415,978	418,212
Other assets, net	160,030	134,553
Deferred tax asset, net of current portion	72,305	68,280
Intangible assets, net	53,675	56,984
Goodwill	771,088	771,088

Total assets	$3,973,696	$3,839,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,803	$88,647
Accrued expenses	180,146	197,580
Due to EMC, net	18,023	33,407
Income taxes payable	33,897	15,761
Deferred revenue, current portion	576,657	544,355

Total current liabilities	872,526	879,750
Note payable to EMC	450,000	450,000
Deferred revenue, net of current portion	340,541	325,634
Deferred tax liability	48,631	47,825
Other liabilities	73,536	65,929

Total liabilities	1,785,234	1,769,138
Commitments and contingencies (see Note J)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 91,103 and 90,448 shares	911	904
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	1,891,763	1,836,513
Retained earnings	292,788	229,650

Total stockholders’ equity	2,188,462	2,070,067

Total liabilities and stockholders’ equity	$3,973,696	$3,839,205

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenues:
License	$257,003	$293,980
Services	213,307	144,195

	470,310	438,175
Operating expenses:
Cost of license revenues	20,359	22,859
Cost of services revenues	54,644	54,311
Research and development	105,401	119,255
Sales and marketing	154,144	149,257
General and administrative	48,859	44,102

Operating income	86,903	48,391
Investment income	3,062	8,004
Interest expense with EMC, net	(2,674)	(5,819)
Other income (expense), net	(1,824)	454

Income before income taxes	85,467	51,030
Income tax provision	15,532	7,975

Net income	$69,935	$43,055

Net income per weighted-average share, basic for Class A and Class B	$0.18	$0.11
Net income per weighted-average share, diluted for Class A and Class B	$0.18	$0.11

Weighted-average shares, basic for Class A and Class B	389,857	381,026
Weighted-average shares, diluted for Class A and Class B	391,111	398,063

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$69,935	$43,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,383	37,434
Stock-based compensation, excluding amounts capitalized	49,815	42,161
Excess tax benefits from stock-based compensation	(230)	(22,692)
Other adjustments	493	1,336
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	74,161	846
Other assets	10,209	(8,594)
Due to/from EMC, net	(15,384)	17,246
Accounts payable	(17,222)	7,472
Accrued expenses	(14,663)	(15,305)
Income taxes payable	20,377	(21,596)
Deferred income taxes, net	(6,844)	(36,344)
Deferred revenue	47,209	88,161

Net cash provided by operating activities	259,239	133,180

Cash flows from investing activities:
Additions to property and equipment	(35,825)	(49,022)
Capitalized software development costs	(29,935)	(4,164)
Purchase of investment	(745)	—
Business acquisitions, net of cash acquired	—	(33,289)
Decrease (increase) in restricted cash	—	896

Net cash used in investing activities	(66,505)	(85,579)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,503	23,669
Excess tax benefits from stock-based compensation	230	22,692
Shares repurchased for tax withholdings on vesting of restricted stock	(6,797)	(19,119)

Net cash (used in) provided by financing activities	(2,064)	27,242

Net increase in cash and cash equivalents	190,670	74,843
Cash and cash equivalents at beginning of the period	1,840,812	1,231,168

Cash and cash equivalents at end of the period	$2,031,482	$1,306,011

Non-cash items:
Changes in capital additions, accrued but not paid	$(9,957)	$19,110

The accompanying notes are an integral part of the consolidated financial statements.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. Overview and Basis of Presentation

Company and Background

VMware, Inc. (“VMware” or the “Company”) is the leading provider of virtualization infrastructure software solutions from the desktop to the data center. VMware’s virtualization infrastructure software solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Unaudited Interim Financial Information

These accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s consolidated financial condition, results of operations and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2009. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2008 Annual Report on Form 10-K.

VMware historically has received, and continues to receive, certain administrative services from EMC Corporation (“EMC”), and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as rent, salaries and benefits, plus a mark-up intended to approximate third-party costs, have been charged by EMC and included in VMware’s financial statements. Management believes the assumptions underlying the financial statements are reasonable. However, given that these intercompany transactions did not arise from transactions negotiated at arm’s-length with an unrelated third party, the financial statements included herein may not necessarily reflect the results of operations, financial position, and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position, or cash flows will be in the future if and when VMware contracts at arm’s-length with independent third parties for services the Company has received and currently receives from EMC.

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

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods, and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates are used for, but not limited to, capitalized software development costs, receivable valuation, certain accrued liabilities, useful lives of fixed assets, valuation of acquired intangibles, revenue reserves, income taxes, stock-based compensation, and contingencies. Actual results could differ from those estimates.

New Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. On January 1, 2009, VMware adopted FAS No. 141R. FAS No. 141R will impact acquisitions closed on or after January 1, 2009. Adoption did not have a material impact on the Company’s financial position and results of operations for the three months ended March 31, 2009.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. On January 1, 2009, VMware adopted FAS No. 160. FAS No. 160 will impact acquisitions closed on or after January 1, 2009. Adoption did not have a material impact on the Company’s financial position and results of operations for the three months ended March 31, 2009.

In April 2008, the FASB issued a new position on FAS No. 142-3 titled “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The intent is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R, and other U.S. generally accepted accounting principles. This position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On January 1, 2009, VMware adopted FSP No. 142-3. Adoption did not have a material impact on the Company’s financial position and results of operations for the three months ended March 31, 2009.

In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with FAS No. 141R and FAS No. 157. On January 1, 2009, VMware adopted EITF 08-07. EITF 08-07 will impact acquisitions closed on or after January 1, 2009. Adoption did not have a material impact on the Company’s financial position and results of operations for the three months ended March 31, 2009.

B. Significant Accounting Policies

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

VMware licenses its software under perpetual licenses through its channel of distributors, resellers, x86 system vendors, and systems integrators and through its direct sales force. VMware defers revenues relating to products that have shipped into its channel until its products are sold through the channel. VMware obtains sell-through information from distributors and certain resellers on a monthly basis. For VMware’s channel partners who do not report sell-through data, VMware determines sell-through based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For software sold by x86 system vendors that is bundled with their hardware, unless the Company has a separate license agreement with the end user, revenue is recognized in arrears upon the receipt of binding royalty reports.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

VMware offers rebates to certain channel partners. When rebates are based on a set percentage of actual sales, VMware recognizes the amount of the rebates as a reduction of revenues when the underlying revenue is recognized. When rebates are earned only if a cumulative level of sales is achieved, VMware recognizes the amount of the rebates as a reduction of revenues proportionally for each sale that is required to achieve the target.

VMware also offers marketing development funds to certain channel partners. VMware records the amount of the marketing development funds, based on the maximum potential liability, as a reduction of revenues at the time the underlying revenue is recognized.

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

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, and various types of technical support based on the level of support purchased. In the event specific features or functionality, entitlements, or the release number of an upgrade or new product have been announced but not delivered, and customers will receive that upgrade or new product as part of a current software maintenance contract, a specified upgrade is deemed created and product revenues are deferred on purchases made after the announcement date until delivery of the upgrade or new product. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade or new product. VSOE of fair value of these upgrades or new products is established based upon the price set by management. VMware has a history of selling these upgrades or new products on a stand-alone basis.

Deferred revenues include unearned software maintenance fees, professional services fees, and license fees.

Research and Development and Capitalized Software Development Costs

Costs related to research and development (“R&D”) are generally charged to expense as incurred. Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility has been established, which is at the earlier of completion of a detailed product design or a working model, and ending when the product is available for general release, in accordance with the provisions of FAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Judgment is required in determining when technological feasibility is established. Changes in judgment as to when technological feasibility is established, or changes in the Company’s business, including VMware’s go-to-market strategy, would likely materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability is less in the future, the amount of costs capitalized would likely decrease. In addition, VMware’s R&D expenses and amounts capitalized as software development costs may not be comparable to VMware’s peer companies due to differences in judgment as to when a detailed product design or a working model has been completed or differences in judgment regarding when the product is available for general release. FAS No. 86 requires annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a products’ total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over periods ranging from 18 to 24 months, which represent the product’s remaining estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of revenues generated.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Unamortized software development costs were $154.5 million and $128.8 million as of March 31, 2009 and December 31, 2008, respectively, and are included in other assets, net.

In the three months ended March 31, 2009 and 2008, VMware capitalized $36.4 million (including $6.4 million of stock-based compensation), and $5.0 million (including $0.9 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the Company’s accompanying consolidated statements of income. Amortization expense from capitalized amounts was $10.7 million and $14.9 million in the three months ended March 31, 2009 and 2008, respectively, and are included in cost of license revenues on the Company’s accompanying consolidated statements of income.

Long-Lived Assets

Intangible assets, other than goodwill, are amortized over their estimated useful lives, during which the assets are expected to contribute directly or indirectly to future cash flows, and which range from one to eleven years. In the three months ended March 31, 2009 and 2008, VMware amortized $3.3 million and $3.9 million, respectively, for intangible assets.

VMware reviews long-lived assets for impairment in accordance with FAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” VMware reviews for impairment if events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

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

Concentrations of Risks

Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash on deposit with banks exceeds the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash and cash equivalents primarily in money market funds and limits the amount of investment with any one issuer. As of March 31, 2009, VMware had $1,854.3 million in money market securities. Of this amount, $735.0 million or 40% were participating in the Temporary Guarantee Program for Money Market Funds, which is backed by the U.S. Treasury Department but limited to the balance in the money market funds as of September 19, 2008. The Temporary Guarantee Program for Money Market funds expires on September 18, 2009. VMware holds a diversified portfolio of money market funds, which invest in municipal bonds and notes, government agency debt, time deposits, corporate bonds, and commercial paper. In addition, VMware monitors the counterparty risk to ensure adequate diversification amongst the financial institutions holding the Company’s funds.

VMware provides credit to distributors, resellers, and certain end user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. Given the recent economic downturn and global financial crisis, VMware continues to apply scrutiny and analysis around the collectibility of transactions with certain customers, including but not limited to those customers in the financial services, insurance, and automotive industries, and the Company continues to monitor the appropriateness of established customer credit limits. VMware does not record accounts receivable or deferred revenue or recognize revenue relating to transactions where collectibility is not probable. The Company recognizes such transactions upon cash collection and recognizes revenue as earned in accordance with the Company’s revenue recognition policies.

C. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes potentially dilutive securities. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, and other unvested restricted

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

stock, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of March 31, 2009, VMware had 90.3 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2009	2008
Net income	$69,935	$43,055

Weighted-average shares, basic for Class A and Class B	389,857	381,026
Effect of dilutive securities	1,254	17,037

Weighted-average shares, diluted for Class A and Class B	391,111	398,063

Net income per weighted-average share, basic for Class A and Class B	$0.18	$0.11
Net income per weighted-average share, diluted for Class A and Class B	$0.18	$0.11

For the three months ended March 31, 2009, 41.1 million stock options to acquire VMware Class A common stock and 5.0 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three months ended March 31, 2008, 4.1 million stock options to acquire VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

D. Fair Value Measurements

FAS No. 157 “Fair Value Measurements” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets, (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly, and (Level 3) unobservable inputs in which there is little or no market data, which requires VMware to develop its own assumptions. This hierarchy requires VMware to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

VMware’s cash and cash equivalents as of March 31, 2009 were $2,031.5 million and included $1,854.3 million of money market securities, which are classified within Level 1 of the fair value hierarchy because the securities are valued using quoted prices in active markets for identical assets. There were no other financial assets or liabilities carried at fair value as of March 31, 2009.

E. Goodwill

There were no changes to the carrying amount of goodwill for the three months ended March 31, 2009.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

F. Property and Equipment, net

Property and equipment, net, as of March 31, 2009 and December 31, 2008 consist of the following (table in thousands):

	March 31, 2009	December 31, 2008
Equipment and software	$301,871	$284,458
Buildings and improvements	253,119	182,118
Furniture and fixtures	47,228	45,904
Construction in progress	821	66,663

Total property and equipment	603,039	579,143
Accumulated depreciation	(187,061)	(160,931)

Total property and equipment, net	$415,978	$418,212

As of March 31, 2009, the Company occupied the completed portions of its data center facility. Additionally, construction was completed on the Company’s headquarters facilities. The related costs for each were transferred from construction in progress to the appropriate categories. As of December 31, 2008, construction was still in process on these facilities.

Depreciation expense was $27.4 million and $18.7 million for the three months ended March 31, 2009 and 2008, respectively.

G. Accrued Expenses

Accrued expenses as of March 31, 2009 and December 31, 2008 consist of the following (table in thousands):

	March 31, 2009	December 31, 2008
Salaries, commissions, and benefits	$100,548	$105,529
Accrued partner liabilities	42,272	52,914
Other	37,326	39,137

Total	$180,146	$197,580

Accrued partner liabilities referenced in the table above relate to rebates and marketing development fund accruals for channel partners, x86 system vendors, and system integrators.

H. Long-Term Debt

Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable. The note may be repaid, without penalty, at any time commencing July 2007. Subsequent to receiving the proceeds from the IPO in August 2007, VMware repaid $350.0 million of principal on the note. The interest rate for the three months ended March 31, 2009 and 2008 was 1.99% and 5.28%, respectively. For the three months ended March 31, 2009 and 2008, $2.2 million and $6.0 million of interest expense was recorded related to the note payable. No repayments of principal were made during the first three months of 2009.

I. Income Taxes

Although VMware files a federal consolidated tax return with EMC, VMware has calculated its income tax provision on a stand-alone basis. The Company’s effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to the foreign income being taxed in those lower tax rate jurisdictions and that those earnings are considered as indefinitely reinvested in foreign operations.

VMware’s effective income tax rate was 18.2% and 15.6% for the three months ended March 31, 2009 and March 31, 2008, respectively. The increase in the rate is primarily due to a forecasted shift of earnings from lower tax non-U.S. jurisdictions to the U.S. and an increase in unrecognized tax benefits relative to income before tax, partially offset by an increase in tax benefits for tax credits relative to income before tax. Income earned abroad is considered indefinitely reinvested in the Company’s foreign operations and no additional provision for U.S. taxes has been recorded in income.

As of March 31, 2009, VMware had $55.0 million of gross unrecognized tax benefits and $52.1 million of net unrecognized tax benefits. VMware reports interest and penalties related to unrecognized tax benefits in income tax expense. For the three months

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

ended March 31, 2009, VMware recognized approximately $0.9 million in interest and penalties and had approximately $2.0 million of interest and penalties accrued at March 31, 2009. If the total amount of net unrecognized tax benefits had been recognized, $45.5 million would be a reduction to income tax expense impacting the effective income tax rate and $6.6 million would be a reduction to goodwill if recognized within the measurement period. If this amount is recognized outside the measurement period, it will be a reduction to tax expense. It is reasonably possible that VMware may pay an immaterial amount of the $52.1 million of net unrecognized tax benefits within the next 12 months. However, based on the status of audit examinations and the protocol of finalizing audits, it is not possible to estimate the amount to be paid within the next 12 months. Of the $52.1 million of net unrecognized tax benefits, $50.4 million were classified as a non-current liability on the consolidated balance sheet as of March 31, 2009.

As of March 31, 2009, VMware had a net income tax receivable of $111.1 million. The receivable arose because VMware had a stand-alone taxable loss for the twelve months ended December 31, 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from the vesting of restricted stock. Under the tax sharing agreement with EMC, EMC is obligated to pay VMware an amount equal to the tax benefit that EMC will recognize on its consolidated tax return.

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

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at March 31, 2009 are as follows (table in thousands):

2009	$23,105
2010	27,997
2011	24,172
2012	14,460
2013	10,598
Thereafter	269,615

Total minimum lease payments	$369,947

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

K. Stockholders’ Equity

VMware Stock Options

The following table summarizes option activity since January 1, 2009 for VMware stock options (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2009	42,436	$26.54
Granted	1,581	23.73
Forfeited	(1,119)	27.20
Expired	(73)	30.26
Exercised	(223)	20.23

Outstanding, March 31, 2009	42,602	26.44

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Cash proceeds from the exercise of stock options for the three months ended March 31, 2009 were $4.5 million. The options exercised during the three months ended March 31, 2009 had a pre-tax intrinsic value of $1.1 million.

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

The following table summarizes restricted stock activity since January 1, 2009 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2009	7,626	$32.35
Granted	357	23.91
Vested	(822)	36.75
Forfeited	(254)	34.64

Outstanding, March 31, 2009	6,907	31.32

The total fair value of restricted stock that vested in the three months ended March 31, 2009 was $17.4 million. As of March 31, 2009, 6.9 million shares of VMware restricted stock were outstanding, with an aggregate intrinsic value of $161.3 million based on the share price as of March 31, 2009. These shares are scheduled to vest through 2013.

Shares Repurchased for Tax Withholdings

During the three months ended March 31, 2009, VMware repurchased 322,771 shares of Class A common stock for $6.8 million to cover tax withholding obligations. Pursuant to the respective agreements, these shares were repurchased in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the quarter. The $6.8 million is recorded as a reduction to retained earnings as of March 31, 2009. During the three months ended March 31, 2008, 363,337 shares were repurchased for tax withholdings for $20.3 million.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated statements of income for the three months ended March 31, 2009 and 2008 (table in thousands):

	For the Three Months Ended March 31,
	2009	2008
Cost of license revenues	$330	$263
Cost of services revenues	3,475	3,261
Research and development	23,904	21,097
Sales and marketing	13,834	11,301
General and administrative	8,272	6,239

Stock-based compensation expense	49,815	42,161
Income tax benefit	9,934	8,500

Total stock-based compensation expense, net of tax	$39,881	$33,661

For the three months ended March 31, 2009 and 2008, VMware capitalized $6.4 million and $0.9 million, respectively, of stock-based compensation expense associated with capitalized software development in accordance with FAS No. 86.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the three months ended March 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
VMware Stock Options	2009	2008
Dividend yield	None	None
Expected volatility	38.3%	38.1%
Risk-free interest rate	1.5%	2.2%
Expected term (in years)	3.9	3.4
Weighted-average fair value at grant date	$7.51	$16.97

	For the Three Months Ended March 31,
VMware Employee Stock Purchase Plan	2009	2008
Dividend yield	None	None
Expected volatility	59.3%	37.3%
Risk-free interest rate	0.3%	3.4%
Expected term (in years)	0.5	0.5
Weighted-average fair value at grant date	$7.49	$22.10

For all equity awards granted in the three months ended March 31, 2009 and 2008, VMware’s expected dividend yield input was zero as the Company has not historically paid, nor expects in the future to pay, cash dividends on its common stock. Volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, and financial leverage. Starting in 2009, volatility was also based upon the implied volatilities of VMware’s Class A common stock. The expected term was calculated based on the expected term of similar grants of comparable companies. The risk-free interest rate was based on a zero-coupon U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

L. Related Party Transactions

Transactions with EMC

In the three months ended March 31, 2009 and 2008, VMware recognized professional services revenues of $4.5 million and $3.3 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. As of March 31, 2009, $3.7 million of revenues from professional services were included in deferred revenue.

In the three months ended March 31, 2009, VMware recognized revenues from server and desktop products and services purchased by EMC for internal use of $0.6 million pursuant to VMware’s contractual agreements with EMC. As of March 31, 2009, $3.7 million of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

In the three months ended March 31, 2009, VMware commenced a reseller arrangement with EMC, whereby EMC bundles VMware’s products with EMC’s hardware and sells them to end users. In the three months ended March 31, 2009, VMware recognized revenues of $2.1 million from products sold pursuant to VMware’s reseller arrangement with EMC. As of March 31, 2009, $1.2 million of revenues from products sold under the reseller arrangement were included in deferred revenue.

VMware purchased storage systems and software from EMC for $5.1 million and $10.8 million in the three months ended March 31, 2009 and 2008, respectively. Purchases from EMC were at a discount off of EMC’s list price.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees include a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs have been charged by EMC and included as expenses in VMware’s financial statements. These costs include expenses for salaries and benefits, travel, and rent. Additionally, EMC incurs certain costs on VMware’s behalf in the U.S., which primarily relate to a shared system for travel. The total of these costs were $24.5 million and $39.4 million in the three months ended March 31, 2009 and 2008, respectively.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

As calculated under VMware’s tax sharing agreement with EMC, VMware paid EMC income taxes of $62.3 million in the three months ended March 31, 2008 for VMware’s portion of their consolidated federal income taxes. No payments were made in the three months ended March 31, 2009. The amounts that VMware pays to EMC for VMware’s portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In the three months ended March 31, 2009 and 2008, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated as VMware’s portion of federal income taxes on EMC’s consolidated tax return was recorded as a decrease in stockholders’ equity of $0.7 million and $0.5 million, respectively.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC, offset by interest income that has been earned on VMware’s intercompany balance with EMC. In the three months ended March 31, 2009 and 2008, $2.2 million and $6.0 million, respectively, of interest expense were recorded related to the note payable to EMC and were included in interest expense with EMC, net, recorded on the consolidated statements of income. VMware’s interest income and VMware’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

As of March 31, 2009, VMware had $30.8 million due to EMC, which was partially offset by $12.8 million due from EMC. The net amount due to EMC for the three months ended March 31, 2009 was $18.0 million and resulted from the related party transactions described above. As of March 31, 2009, VMware had $111.1 million of income taxes receivable due from EMC and $21.1 million of income taxes payable due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended March 31,
	2009	2008
United States	$244,079	$225,175
International	226,231	213,000

Total	$470,310	$438,175

Long-lived assets, which include property and equipment, net, and other assets, net, excluding capitalized software and financial instruments, in the United States at March 31, 2009 and December 31, 2008 were $320.0 million and $325.4 million, respectively. Long-lived assets internationally at March 31, 2009 and December 31, 2008 were $42.5 million and $44.5 million, respectively. No country other than the United States accounted for 10% or more of these assets at March 31, 2009 or December 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our quarterly consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

Our primary source of revenues is the licensing of virtualization infrastructure software solutions and related support and services through a variety of distribution channels for use by businesses and organizations of all sizes and across numerous industries in their information technology (“IT”) infrastructure. Our solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures. Our virtualization software solutions help eliminate the complexity of maintaining and managing IT infrastructures, reduce both capital and operating costs, and provide a more flexible and dynamic IT environment to better support the needs of business. With our latest platform, VMware vSphere 4, we are helping companies towards the path of cloud computing by providing compatible IT infrastructures for both businesses and cloud service providers.

We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In the first quarter of 2009 we derived over 75% of our revenues from our channel partners, which include distributors, resellers, x86 system vendors and system integrators. We have also developed a network of indirect channel partners who fulfill orders through our direct channel partners. The majority of our revenues result from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenues are recognized when the elements of revenue recognition are complete. Software maintenance revenues are recognized ratably over the term of the software maintenance period, and include renewals of software maintenance sold after the initial software maintenance period expires. We also recognize revenues from professional services provided to our customers.

Our current financial focus is on long-term revenue growth to generate cash flows to fund our expansion of industry segment share and our development of virtualization-based products for data centers, desktops and cloud computing. We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization, and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). We recently announced VMware vSphere 4, the next generation of VMware Infrastructure, our flagship virtual data center operating system (“VDC-OS”) product, and it is expected to be generally available during the second quarter of 2009. We expect to continue to introduce products that build on the vSphere foundation through 2009 and 2010.

Since mid-2008 we have observed that customers are reducing their IT spending in order to preserve cash. As a result, customers are subjecting larger orders, such as ELAs, to a longer review process and in certain cases are purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. We believe this trend primarily correlates to the global economic uncertainty and we expect this to continue throughout 2009 and perhaps longer.

We believe the use of virtualization infrastructure software solutions is at early stages by customers. Although we are currently the leading provider of virtualization infrastructure software solutions, we face competitive threats to our leadership from a number of companies, some of which have significantly greater resources than we do, which could result in increased pressure to reduce prices on our offerings. As a result, we believe it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand our industry leadership. These investments could result in contracting operating margins as we invest in our future. We believe that we will be able to continue to meet our product development objectives through continued investment in our current resources, supplemented with strategic hires and acquisitions, funded through the operating cash flows generated from the sale of our existing products and services. We believe this is the appropriate priority for the long-term health of our business.

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

Our maintenance-related services revenues are recognized ratably over periods of up to five years subsequent to the initial contract, whereas most of our license revenues are generally recognized upon electronic shipment of the software. As a result, variability in operating margin can result from differences in when we price our service and when the cost is incurred. Currently, most of our international revenues are for contracts in U.S. Dollars to international channel partners. A portion of our operating expenses is in currencies other than the U.S. Dollar. Historically, this currency difference between our revenues and operating expenses has caused variability in our operating margins due to fluctuations in the U.S. Dollar compared to other currencies. In conjunction with the planned general release of VMware vSphere 4 in the second quarter of 2009, we plan to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar. While variability in operating margin may be reduced in future periods due to our plan to invoice in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our financial statements.

Our Relationship with EMC

As of March 31, 2009, EMC owned 27,000,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 84% of our total outstanding shares of common stock and 98% of the combined voting power of our outstanding common stock.

In the first quarters of 2009 and 2008, we recognized professional services revenues of $4.5 and $3.3, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. As of March 31, 2009, $3.7 of revenues from professional services were included in deferred revenue.

In the first quarter of 2009, we recognized revenues from server and desktop products and services purchased by EMC for internal use of $0.6 pursuant to our contractual agreements with EMC. As of March 31, 2009, $3.7 of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

In the first quarter of 2009, we commenced a reseller arrangement with EMC, whereby EMC bundles our products with EMC’s hardware and sells them to end users. In the first quarter of 2009, we recognized revenues of $2.1 from products sold pursuant to our reseller arrangement with EMC. As of March 31, 2009, $1.2 of revenues from products sold under the reseller arrangement were included in deferred revenue.

We purchased storage systems and software from EMC for $5.1 and $10.8 in the first quarter of 2009 and 2008, respectively. Purchases from EMC were at a discount off of EMC’s list price.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees include a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs have been charged by EMC and included as expenses in our financial statements. These costs include expenses for salaries and benefits, travel, and rent. Additionally, EMC incurs certain costs on our behalf in the U.S., which primarily relate to a shared system for travel. The total of these costs were $24.5 and $39.4 in the first quarter of 2009 and 2008, respectively.

As calculated under our tax sharing agreement with EMC, we paid EMC income taxes of $62.3 in the first quarter 2008 for our portion of their consolidated federal income taxes. No payments were made in the first quarter of 2009. The amounts we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In the first quarters of 2009 and 2008, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated as our portion of federal income taxes on EMC’s consolidated tax return was recorded as a decrease in stockholders’ equity of $0.7 and $0.5, respectively.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC, offset by interest income that has been earned on our intercompany balance with EMC. In the first quarter of 2009 and 2008, $2.2 and $6.0, respectively, of interest expense were recorded related to the note payable to EMC and were included in interest expense with EMC, net, recorded on the consolidated statements of income. Our interest income and our expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

As of March 31, 2009, we had $30.8 due to EMC, which was partially offset by $12.8 due from EMC. The net amount due to EMC in the first quarter of 2009 was $18.0 and resulted from the related party transactions described above. As of March 31, 2009, we had $111.1 of income taxes receivable due from EMC and $21.1 of income taxes payable due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Operating Expenses

Cost of license revenues

Our cost of license revenues principally consists of amortization of capitalized software development costs and the cost of fulfillment of our software. The cost of fulfillment of our software includes product packaging, personnel costs and related overhead associated with the physical and electronic delivery of our software products.

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

Revenues

Our revenues for the first quarter of 2009 and 2008 are as follows:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
License	$257.0	$294.0
Services:
Software maintenance	175.7	112.1
Professional services	37.6	32.1

Total services	213.3	144.2

	$470.3	$438.2

Percentage of revenues:
License	54.6%	67.1%
Services:
Software maintenance	37.4	25.6
Professional services	8.0	7.3

Total services	45.4	32.9

	100.0%	100.0%

Revenues:
United States	$244.1	$225.2
International	226.2	213.0

	$470.3	$438.2

Percentage of revenues:
United States	51.9%	51.4%
International	48.1	48.6

	100.0%	100.0%

Total revenues were $470.3 in the first quarter of 2009 and $438.2 in the first quarter of 2008, representing year-over-year increases of $32.1 or 7% in the first quarter of 2009. The growth in revenues in the first quarter of 2009 reflected a decrease of $37.0 in license revenues and an increase of $69.1 in services revenues as compared to the first quarter of 2008. The shift in our revenue mix year-over-year is primarily due to a decline in license revenues as a result of the macro-economic environment, while services revenues benefited from multi-year software maintenance contracts sold in previous periods. International revenues as a percentage of total revenues in the first quarter of 2009 were substantially unchanged from the first quarter of 2008.

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

Currently, most of our revenue contracts with international customers have been denominated in U.S. Dollars. Although the exchange rates between the U.S. Dollar, the Euro, the British Pound and the Australian Dollar have been volatile in recent periods, during the first quarter of 2009, the U.S. Dollar strengthened compared to the first quarter of 2008. Our distributors and resellers generally quote to end user customers in local currency, and accordingly, uncertainty of short-term exchange rates may disrupt regular quoting of orders as distributors are subject to higher degrees of exchange risk. In conjunction with the planned general release of VMware vSphere 4 in the second quarter of 2009, we plan to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar. We believe that invoicing in currencies other than the U.S. Dollar will reduce the degree of exchange risk for our distributors; however, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our financial statements.

Given the recent economic downturn and global financial crisis, we continue to apply scrutiny and analysis around the collectibility of transactions with certain customers, including but not limited to those customers in the financial services, insurance, and automotive industries and we continue to monitor the appropriateness of established customer credit limits. We do not record accounts receivable or deferred revenue or recognize revenue relating to transactions where collectibility is not probable. We recognize such transactions upon cash collection and recognize revenue as earned in accordance with our revenue recognition policies. In the first quarter of 2009, we did not experience any significant transactions where collectibility was not deemed probable.

The current economic situation is creating a high degree of uncertainty around how much will be spent on IT over the foreseeable future. Although customers continue to adopt our product platform as a strategic investment that delivers substantial cost savings, improved efficiency and flexibility for their business, we believe the uncertainty is causing customers to be conservative and preserve their cash. Given the global economic conditions, we expect revenue growth rates to decline.

License Revenues

Software license revenues were $257.0 in the first quarter of 2009 and $294.0 in 2008, representing year-over-year decreases of $37.0 or 13% in the first quarter of 2009. We believe a significant majority of the license revenues decrease in the first quarter of 2009 compared to the first quarter of 2008 is the result of the overall difficult macro-economic environment and the related challenges that our customers may face, including decreases in IT budgets. Despite the generally quick return-on-investment of virtualization, the economic environment has slowed capital expenditures, as evidenced by the decrease in server shipments. Organizations typically want to update their IT infrastructure when adopting virtualization, but the hardware investment is a capital outlay that is several times larger than that of our software. With the uncertain economic environment, customers are preserving cash and have invested less in their overall IT infrastructure.

We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly and through certain channel partners. ELAs are core to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application and infrastructure management suite and our disaster recovery products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately, but the majority is deferred and recognized as services revenues in future periods.

Although we recognized license revenues on two of the largest ELAs in our history during the first quarter of 2009, we observed an overall decrease in our ELAs, which we believe is correlated to economic uncertainty. During the first quarter of 2009, customers purchased our solutions in smaller quantities to meet their immediate needs, foregoing larger discounts offered under ELAs. We expect that customers will continue making smaller purchases at least through the second quarter of 2009, and perhaps longer.

We recently announced VMware vSphere 4, which is expected to be generally available by the end of the second quarter of 2009. VMware vSphere 4 is the next generation of VMware Infrastructure, our flagship VDC-OS product. VMware vSphere 4 includes significant additional functionality, performance and scalability features that will allow customers to aggregate and holistically manage large pools of hardware infrastructure as an “internal cloud” of resources shared by most or all applications within an enterprise or datacenter while enabling federation to external cloud computing resources. While we expect that VMware vSphere 4 can be a significant driver of revenue growth over the longer term, in the near-term, there will be some disruption in the sales process that will impact our near-term license revenue as we move from one product generation to another, and at the same time we change our product pricing and packaging.

Given the reasons discussed above, we expect that license revenues will decline in the second quarter of 2009 when compared to the second quarter of 2008.

Services Revenues

Services revenues were $213.3 in the first quarter of 2009 and $144.2 in 2008, representing year-over-year increases of $69.1 or 48% in 2009. The increase in services revenues during the first quarter of 2009 was primarily attributable to growth in our software maintenance revenues. We continue to expect that services revenues will compose a larger proportion of our revenue mix in 2009.

Software maintenance revenues were $175.7 in the first quarter 2009 and $112.1 in the first quarter of 2008, representing year-over-year increases of $63.6 or 57% in the first quarter of 2009. This growth reflects the benefit from multi-year software maintenance contracts sold in previous periods.

Professional services revenues were $37.6 in the first quarter of 2009 and $32.1 in 2008, representing year-over-year increases of $5.5 or 17% in the first quarter of 2009. Although we continue to serve our customers directly, our strategy has been to encourage our partners to build their professional services businesses around us, which we believe will leverage our license sales through this channel. Professional services revenues increased modestly year-over-year due to this transitioning of some of this business to our partners, and we expect this trend to continue in 2009.

Operating Expenses

Information about our operating expenses is as follows:

	For the Three Months Ended March 31,
	2009	2008
Operating expenses:
Cost of license revenues	$20.4	$22.9
Cost of services revenues	54.6	54.3
Research and development	105.4	119.3
Sales and marketing	154.1	149.3
General and administrative	48.9	44.0

Total operating expenses	$383.4	$389.8

Operating income (1)	$86.9	$48.4
Percentage of revenues:
Cost of license revenues	4.3%	5.2%
Cost of services revenues	11.6	12.4
Research and development	22.4	27.2
Sales and marketing	32.8	34.1
General and administrative	10.4	10.1

Total operating expenses	81.5%	89.0%

Operating margin	18.5%	11.0%

(1) In evaluating our results, we also focus on operating margin excluding stock-based compensation, employer taxes on employee stock transactions, amortization of intangible assets, the write-off of in-process research and development, and the net effect of the amortization and capitalization of software development costs as we believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. Operating income in the table above includes these items as shown in the table below.

	For the Three Months Ended March 31,
	2009	2008
Cost of license revenues
Stock-based compensation	$0.3	$0.3
Employer payroll tax on employee stock transactions	—	—
Acquisition-related intangible amortization	2.8	2.3
Capitalized software development costs amortization	10.7	14.9

Cost of services revenues
Stock-based compensation	3.5	3.3
Employer payroll tax on employee stock transactions	—	—

Research and development
Stock-based compensation not capitalized	23.9	21.1
Employer payroll tax on employee stock transactions	0.2	0.8
Total capitalized software development costs	(36.4)	(5.0)
Stock-based compensation included in total capitalized software development costs above	6.4	0.9

Sales and marketing
Stock-based compensation	13.8	11.3
Employer payroll tax on employee stock transactions	—	0.3
Acquisition-related intangible amortization	0.4	0.9

General and administrative
Stock-based compensation	8.3	6.2
Employer payroll tax on employee stock transactions	—	0.2
Acquisition-related intangible amortization	0.1	0.6

Aside from the effects of stock-based compensation, employer taxes on employee stock transactions, amortization of intangible assets, and the net effect of the amortization and capitalization of software development costs shown in the table above, the following discussion highlights additional factors that impacted our operating expenses.

Operating Expenses

Operating expenses benefited in the first quarter of 2009 from the austerity measures we introduced at the end of last year. These austerity measures included, but were not limited to, reduced travel and entertainment costs, decreased contractor costs and limited hiring to roles that fit our strategic initiative. The purpose of our austerity measures is to enable us to maintain reasonable margins and preserve cash while at the same time execute on our core initiatives and deliver this value to our customers.

A portion of our costs of revenues, primarily the costs of personnel to deliver technical support on our products and professional services, and a portion of our operating expenses mainly related to sales, sales support and R&D, are denominated in foreign currencies, primarily the Euro, the British Pound, the Indian Rupee, and the Australian Dollar, and are thus exposed to foreign exchange rate fluctuations. To quantify the effect of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies, we translate our non-U.S. Dollar operating expenses into local currency using current-period average exchange rates. Operating expenses are then reconverted into the U.S. Dollar using the prior year period average exchange rates and the results are compared to quantify the impact. As a result of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies, operating expenses benefited $18.6 in the first quarter of 2009 and were negatively impacted by $9.9 in the first quarter of 2008.

While we will persist in our cost management efforts, we expect operating expenses to increase sequentially in the second quarter of 2009 from the first quarter of 2009. The anticipated increase is primarily due to activities associated with the planned general release of VMware vSphere 4.

Cost of License Revenues

Although costs of license revenues decreased between the first quarter of 2009 and 2008, after giving effect to the items in the table above, the change in costs of license revenues was not significant.

Cost of Services Revenues

Costs of services revenues remained flat between the first quarter of 2009 and 2008. However within the change year-over-year, there were increased costs related to direct support, professional services personnel and third-party professional services that supported the increased services revenues, primarily offset by a decrease in certain costs that were previously categorized as cost of services revenues that are now reclassified to other operating expense categories on our income statement.

Research and Development Expenses

R&D expenses decreased between the first quarter of 2009 and 2008. After taking into consideration the items in the table above, R&D expenses increased due primarily to increased facilities, salaries and benefits expenses resulting from incremental headcount added in support of feature or functionality development, the maintenance of existing products, and new product development, which are intended to grow our future business, as well as increased depreciation costs from equipment acquired for use in development.

Sales and Marketing Expenses

In addition to the effect of the items in the table above, the increase in sales and marketing expenses in absolute dollars between the first quarter of 2009 and 2008 consisted primarily of higher salaries and benefits expenses due to both increases in sales and marketing personnel and higher commission expense. These cost increases were offset primarily by the benefit we received from the strengthened U.S. dollar in addition to decreased travel and entertainment costs resulting from the austerity measures we implemented in the fourth quarter of 2008. A portion of our sales and marketing expenses is denominated in foreign currencies and thus exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, the amount of sales and marketing expenses may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the expenses are payable.

General and Administrative Expenses

In addition to the effect of the items in the table above, general and administrative expenses increased between the first quarter of 2009 and 2008 primarily as a result of additional salaries and benefits expenses resulting from additional resources to support the growth of our business and to expand our own administrative functions, as well as increased depreciation costs from capital expenditures.

Stock-Based Compensation Expense

	For the Three Months Ended March 31,
	2009	2008
Stock-based compensation, excluding amounts capitalized under FAS 86	$49.9	$42.1
Stock-based compensation capitalized under FAS 86	6.4	0.9

Stock-based compensation, including amounts capitalized under FAS 86	$56.3	$43.0

Stock-based compensation expense, excluding amounts capitalized under FAS 86, increased primarily due to restricted stock unit grants made in the third quarter of 2008 for both certain international employees who were not eligible to participate in the 2008 Exchange Offer and also grants made for retention purposes.

As of March 31, 2009, the total unamortized fair value of our outstanding equity-based awards and EMC equity-based awards held by our employees was approximately $486.4. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $158.8, $185.0, $112.4, $29.8, and $0.4 for the remainder of 2009, 2010, 2011, 2012, and 2013, respectively.

In future quarters, our stock-based compensation expense is expected to increase as a result of additional equity awards we expect to grant. During 2009, we expect to issue equity awards through refresh grants to our existing employees as well as to new hires. Stock-based compensation expense is subject to the amount of stock-based compensation that may be capitalized for the development of new software products and the amount of awards that ultimately vest.

Capitalized Software Development Costs, net

Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the products’ technological feasibility has been established, which is at the earlier of completion of a detailed product design or a working model, and ending when the product is available for general release, in accordance with the provisions of FAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Judgment is required in determining when technological feasibility of a product is established, and our amounts capitalized as software development costs may not be comparable to our peer companies due to differences in judgment as to when a detailed product design or a working model has been completed or differences in judgment regarding when the product is available for general release. For additional financial information, see Note B to the consolidated financial statements included elsewhere in this filing.

In the first quarter of 2009, $36.4 (including $6.4 of stock-based compensation) of software development costs were capitalized, compared to $5.0 (including $0.9 of stock-based compensation) in the first quarter of 2008. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income. We capitalized more costs during the first quarter of 2009 compared to the first quarter of 2008 primarily due to VMware vSphere 4 reaching technological feasibility during the third quarter of 2008. As a result of the planned release of VMware vSphere 4 in the second quarter of 2009, we expect our capitalized software development costs to significantly decline throughout the remainder of 2009.

In the first quarter of 2009, $10.7 of amortization expense from capitalized amounts were included in cost of license revenues, compared to $14.9 in the first quarter of 2008, a $4.2 decrease primarily due to certain capitalized projects that are now fully amortized. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. As a result of the planned general release of VMware vSphere 4 in the second quarter of 2009, we expect amortization expense to increase in future quarters in 2009.

Investment Income

Investment income was $3.1 in the first quarter of 2009 and $8.0 in the first quarter of 2008. Investment income consists of interest earned on cash and cash equivalent balances. Investment income decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease in the average rate of interest earned to 0.7% in the first quarter of 2009 from 2.6% in the first quarter of 2008. The decrease primarily relates to a decrease in Federal Reserve rates in response to the economic downturn, as well as our diversification efforts which resulted in lower yields given the economic environment. We expect investment income in the second quarter of 2009 to decrease as compared with the first quarter of 2009 due to an anticipated decline in investment yields.

Interest Expense with EMC, Net

Interest expense with EMC, net, was $2.7 in the first quarter of 2009 and $5.8 in the first quarter of 2008. In the first quarter of 2009 and 2008, interest expense with EMC, net, consisted primarily of $2.2 and $6.0, respectively, of interest expense incurred on the note issued to EMC in April 2007. The decrease in interest expense in the first quarter of 2009 was due to a lower interest rate on the note of 1.99% in the first quarter of 2009 as compared to 5.28% in the first quarter of 2008. We expect our interest expense on the note payable to decrease in the second quarter of 2009 as a result of a 23 basis point decrease in the second quarter interest rate from the rate used in the first quarter of 2009. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter.

Income Tax Provision

Our effective income tax rate was 18.2% in the first quarter of 2009, compared to 15.6% in the first quarter of 2008. The increase was mainly attributable to a forecasted shift of earnings from lower tax non-U.S. jurisdictions to the U.S. and an increase in unrecognized tax benefits relative to income before tax, partially offset by an increase in tax benefits for tax credits relative to income before tax. Income earned abroad is considered indefinitely reinvested in our foreign operations and no additional provision for U.S. taxes has been provided with respect thereto.

Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate.

Liquidity and Capital Resources

	March 31,
	2009	2008
Cash and cash equivalents	$2,031.5	$1,306.0

Our cash flows for the first quarter of 2009 and 2008 were as follows:

	For the Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$259.2	$133.2
Net cash used in investing activities	$(66.5)	$(85.6)
Net cash (used in) provided by financing activities	$(2.1)	$27.2

Our operating activities in the first quarter of 2009 and 2008 generated adequate cash to meet our operating needs. As of March 31, 2009, we had cash and cash equivalents totaling $2,031.5, compared to $1,306.0 as of March 31, 2008. During the first quarter of 2009, a key driver in the increase of cash included the generation of $259.2 of cash from operating activities primarily due to the collection of accounts receivable. Among other items, partially offsetting this was $35.8 of cash used for capital expenditures and $29.9 of cash used for capitalized software development costs.

We invest excess cash predominantly in money market securities that are liquid and of high-quality investment grade. The fair value for securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any one issuer and also monitor the diversity of the portfolio, thereby diversifying the credit risk. We hold a diversified portfolio of money market funds, which invest in municipal bonds and notes, government agency debt, time deposits, corporate bonds, and commercial paper. As of March 31, 2009, our domestic money market funds that we held as of September 19, 2008 continued to participate in the Temporary Guarantee Program for Money Market Funds, which is backed by the U.S. Treasury Department. On March 31, 2009, the U.S. Treasury Department announced that the Temporary Guarantee Program for Money Market Funds had been extended to September 18, 2009. As of March 31, 2009, $1,854.3 or 91% of our cash and cash equivalents balance was invested in money market securities. Of our money market portfolio, 66% of our money market securities were held domestically and 34% were held internationally. Of our money market portfolio, $735.0 or 40% was guaranteed under the Temporary Guarantee Program. In addition to investment in money market securities, we also use excess cash to support our growing infrastructure needs, to expand our operations, and as consideration for acquisitions and strategic investments.

We expect to continue to generate positive cash flow from operations in 2009, and we will use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements including strategic acquisitions and capital expenditures for at least the next twelve months.

Cash Flows from Operating Activities

Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in assets and liabilities. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, excess tax benefits from stock-based compensation and other adjustments. In the first quarter of 2009, cash flows from operating activities were positively impacted by a decrease in our accounts receivable balance. The decrease in the accounts receivable balance primarily resulted from collection efforts and also a sequential decline in sales from the fourth quarter of 2008. Cash flows from operating activities in the first quarter of 2009 and 2008 were also positively impacted by an increase in deferred revenue, largely driven by increases in deferred maintenance revenue for which we are typically paid when the related software license is sold.

In the second quarter of 2009, we expect to collect a portion of the $111.1 income tax receivable from EMC. Additionally, we expect that capitalized software development costs will decrease with the release of VMware vSphere 4, thereby shifting the related cash outflows from investing cash flows to operating cash flows.

Cash Flows from Investing Activities

Cash used in investing activities is primarily attributable to capital expenditures, capitalized software development costs, and business acquisitions. We made no investments for acquisitions in the first quarter of 2009, compared to $33.3 for acquisitions in the first quarter of 2008. Acquisitions are an important element of our corporate strategy and we expect to continue to invest in strategic acquisitions in the future.

Our capital expenditures totaled $35.8 and $49.0 in the first quarter of 2009 and 2008, respectively. During the first quarter of 2009, our capital expenditures primarily related to the completion of construction on our data center and related equipment, as well as for software development. We occupied the completed portions of our data center and also completed construction on our headquarters facilities during the first quarter of 2009. During the first quarter of 2008, our capital expenditures were primarily related to the purchase of furniture and fixtures for our headquarters facilities and investment of cash in the buildings that remained under development. We also invested in computer and network equipment to support increased personnel and related infrastructure requirements both domestically and internationally.

Our capitalized software development costs, excluding stock-based compensation expense, totaled $29.9 and $4.2 in the first quarter of 2009 and 2008, respectively. The increase in capitalized software development costs was primarily the result of our VMware vSphere 4 product reaching technological feasibility during the third quarter of 2008, and the deployment of additional resources to support its development. As a result of the planned general release of VMware vSphere 4 in the second quarter of 2009, we expect our capitalized software costs to decline significantly for the remainder of 2009.

Cash Flows from Financing Activities

In the first quarter of 2009, we repurchased $6.8 of our shares to cover tax withholding obligations, compared to $19.1 of shares repurchased in the first quarter of 2008. These cash outflows were offset by our proceeds from the issuance of our common stock from the exercise of options, which were $4.5 in the first quarter of 2009, compared to $23.7 in the first quarter of 2008. Additionally, the excess tax benefit from stock-based compensation was $0.2 in the first quarter of 2009, compared to $22.7 in the first quarter of 2008. These changes were primarily due to the decline in the market value of our stock and the number of awards exercised, sold or vested.

Future cash proceeds from issuances of common stock and the excess tax benefit from stock-based compensation will depend upon and could fluctuate significantly from period to period based upon the market value of our stock, the number of awards exercised, sold or vested, the tax benefit realized, and the tax-affected compensation recognized.

To date, inflation has not had a material impact on our financial results.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the first quarter of 2009.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of generally accepted accounting principles that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth within Item 7 of our 2008 Annual Report on Form 10-K may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note A to our consolidated financial statements of our 2008 Annual Report on Form 10-K.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. On January 1, 2009, we adopted FAS No. 141R. FAS No. 141R will impact acquisitions closed on or after January 1, 2009. Adoption did not have a material impact on our financial position and results of operations in the first quarter of 2009.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS No. 160”). The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and therefore deconsolidation of a subsidiary. On January 1, 2009, we adopted FAS No. 160. FAS No. 160 will impact acquisitions closed on or after January 1, 2009. Adoption did not have a material impact on our financial position and results of operations in the first quarter of 2009.

In April 2008, the FASB issued a new position on FAS No. 142-3 titled “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The intent is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R, and other U.S. generally accepted accounting principles. This position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On January 1, 2009, we adopted FAS No. 142-3. Adoption did not have a material impact on our financial position and results of operations in the first quarter of 2009.

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with FAS No. 141R and FAS No. 157. On January 1, 2009, we adopted EITF 08-07. EITF 08-07 will impact acquisitions closed on or after January 1, 2009. Adoption did not have a material impact on our financial position and results of operations in the first quarter of 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

International revenues as a percentage of total revenues in the first quarter of 2009 were substantially unchanged from the first quarter of 2008. Currently our revenue contracts are primarily denominated in U.S. Dollars and the vast majority of our purchase contracts are denominated in U.S. Dollars. With the planned general release of VMware vSphere 4 in the second quarter of 2009, we intend to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in addition to invoicing in the U.S. Dollar. A portion of our cost of revenues, primarily the cost of personnel to deliver technical support on our products and professional services, and a portion of our operating expenses related to sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British Pound, the Indian Rupee, and the Australian Dollar. These costs, any future revenues resulting from selling in local currencies, and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, operating margins may differ materially from expectations. For example, the amount of our operating lease commitments may fluctuate in response to changes in the exchange rate between the U.S. Dollar and foreign currencies as several of our operating leases are payable in foreign currencies.

As a result of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies, operating expenses benefited $18.6 million in the first quarter of 2009 and were negatively impacted by $9.9 million in the first quarter of 2008.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the variable interest obligation on the note we incurred to fund an $800.0 million dividend to EMC Corporation. The note may be repaid, without penalty, at any time. Subsequent to receiving the proceeds from our IPO in August 2007, we repaid $350.0 million of principal on the note. No additional repayments of principal have been made subsequently. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. The interest rate on the note payable for the three months ended March 31, 2009 and 2008 was 1.99% and 5.28%, respectively. We expect our interest expense on the note payable to decrease in the second quarter of 2009 as a result of a 23 basis point decrease in the second quarter interest rate from the rate used in the first quarter of 2009. If the interest rate on the note payable were to change 100 basis points from the March 31, 2009 rate and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The virtualization products and services we develop and sell are based on an emerging technology platform and our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting virtual infrastructure solutions. Our relatively limited operating history and the relatively limited extent to which virtual infrastructure solutions have been currently adopted may make it difficult to evaluate our business because the potential market for our products remains uncertain. The markets for our virtualization products are new and have grown rapidly from a small base. As the markets for our products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in recent periods. In addition to the extent that rates of adoption of virtualization infrastructure solutions occur more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft currently provides products that compete with some of our free offerings, and has released virtual infrastructure and virtual management products, announced plans to add higher-end features to those products and announced a cloud-based computing initiative. Microsoft’s offerings are positioned to compete with our virtual infrastructure and other virtualization product offerings. We also face competition from other companies and there have been a number of announcements of new product initiatives, alliances and consolidation efforts by our competitors. For example, Citrix Systems released new versions of the server virtualization product acquired in conjunction with its XenSource acquisition and its virtual desktop offering, RedHat acquired Qumranet, a developer of virtual infrastructure solutions software, Sun Microsystems and IBM announced new cloud computing initiatives and Oracle announced enhancements to their Xen-based products. Symantec Corporation also announced a competitive Xen-based product. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase.

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

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive virtualization solution than they individually had offered. For example, in 2008, Red Hat acquired Qumranet, a developer of virtual infrastructure solutions, Citrix and Intel announced a desktop virtualization collaboration and Microsoft announced an expansion of its alliance with Citrix. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

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

In addition, factors that may affect our operating results include, among others:

•	general economic conditions in our domestic and international markets;

•	fluctuations in demand, adoption rates, sales cycles and pricing levels for our products and services;

•	fluctuations in foreign currency exchange rates;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•

the timing of recognizing revenues in any given quarter, which, as a result of software revenue recognition policies, can be affected by a number of factors, including product announcements and beta programs;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of upgrades or new products by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	the timing and amount of capitalized software development costs beginning when technological feasibility has been established and ending when the product is available for general release; and

•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

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

We recently announced new product and technology initiatives which aim to leverage our virtualization infrastructure software products into the emerging areas of cloud and virtual desktop computing as alternatives to the provisioning of physical computing resources. These initiatives may present new and difficult technology challenges, end users may choose not to adopt our new product or service offerings, and we may be subject to claims if customers of these offerings experience service disruptions or failures, security breaches or other quality issues. Further, the success of these new offerings depends upon the cooperation of hardware, software and cloud hosting vendors to ensure interoperability with our products and offer compatible products and services to end users.

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

Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, may make it more difficult to introduce those products to end users and delay end user adoption of our product offerings. We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain x86 system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners and x86 system vendors may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. One of the Company’s distribution agreements is with Ingram Micro, which accounted for 16% and 18% of our revenues in the first three months of 2009 and fiscal year 2008, respectively. The agreement with Ingram Micro under which the Company receives the substantial majority of its Ingram Micro revenues is terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. The terms of this agreement between Ingram Micro and us are substantially similar to the terms of the agreements we have with other distributors, except for certain differences in shipment and payment terms, indemnification obligations and product return rights. While we believe that we have in place, or would have in place by the date of any such termination, agreements with other distributors sufficient to maintain our revenues from distribution, if we were to lose Ingram Micro’s distribution services, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

The concentration of our product sales among a limited number of distributors and the weakness in credit markets increases our potential credit risk and could cause significant fluctuations or declines in our product revenues.

One distributor accounted for 16% and 18% of revenues in the first three months of 2009 and fiscal year 2008, respectively. Additionally, another distributor accounted for 14% and 16% of revenues in the first three months of 2009 and fiscal year 2008, respectively. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 49% of our total accounts receivable as of March 31, 2009 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by the current global economic downturn, or if there is a continuation or worsening of the downturn. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

The large majority of our revenues have come from our data center virtualization products including our flagship VDC-OS, Virtual Infrastructure product line. Decreases in demand for our data center virtualization products could adversely affect our results of operations and financial condition.

In fiscal year 2008, over 90% of our license revenues were from our data center solutions with the balance from our other solutions. Although we are continuing to develop applications for our virtualization technology such as our desktop virtualization products, we expect our data center virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

•	an improved version of products being offered by competitors in the market in which we participate;

•	competitive pressures on our pricing models;

•	a failure to release new or enhanced versions of our data center virtualization products on a timely basis;

•	technological change that we are unable to address with our data center virtualization products;

•	general economic conditions; or

•	increased pressure from competitors that offer broader product lines.

Due to our product concentration, our business, results of operations, financial condition, and cash flows would therefore be adversely affected by a decline in demand for our data center virtualization products.

Our revenues, collection of accounts receivable and financial results may be adversely impacted by fluctuation of foreign currency exchange rates.

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

We recently announced plans to invoice in non-U.S. Dollar denominated currencies beginning in the second quarter of 2009. Although this program might alleviate credit risk from our distributors resulting from a strengthening U.S. Dollar, fluctuations in foreign currency exchange rates may still negatively impact our financial results and anticipated cash flows. While variability in operating margin may be reduced in future periods due to our plan to invoice in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our financial statements.

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

To execute on our strategy, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock options, restricted stock grants or other stock-based compensation they are to receive in connection with their employment. Declines in the value of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Third parties could claim that our products or technology infringe their proprietary rights. This risk may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties in connection with the use of our products. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or channel partners, which could negatively affect our results of operations.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were $105.4 million, or 22% of our total revenues, in the three months ended March 31, 2009, and $429.2 million, or 23% of our total revenues, in 2008. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

In both the first three months of 2009 and fiscal year 2008, we derived approximately 48% of our revenues from customers outside the United States. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. We expect a significant portion of our growth to occur in foreign countries which can add to the difficulties in maintaining adequate management systems and internal controls over financial reporting and increase challenges in managing an organization operating in various countries.

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

We have complied with Section 404 by assessing, strengthening and testing our system of internal controls. Even though our system of internal controls has achieved compliance with Section 404, we need to continue to maintain our processes and systems and adapt them to changes as our business changes and we rearrange management responsibilities and reorganize our business accordingly. We may also seek to automate certain processes to improve efficiencies and better ensure ongoing compliance. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we are unable to continue to comply with Section 404, our non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which could reduce our stock price.

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

We have expanded our operations since inception and anticipate further expansion in the future. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. Additionally, further international growth may occur in regions where we presently have little or no infrastructure. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting and operational systems and procedures. If we do not effectively manage our growth we may not be able to meet our customers’ needs, thereby adversely affecting our sales, or be able to meet our future reporting obligations.

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

As of March 31, 2009, EMC owned 27,000,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 84% of the total outstanding shares of common stock or 98% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Shares of Class B common stock are entitled to one vote per share when voting for such remaining directors. Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors. If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC (other than in a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or in transfers following such a distribution), those shares will automatically convert into Class A common stock. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

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

The historical financial information we have included in this Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2008 does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during those historical periods. The historical costs and expenses reflected in our consolidated financial statements prior to 2008 include an allocation for certain corporate functions historically provided by EMC, including tax, accounting, treasury, legal and human resources services. Although we have transitioned most of these corporate functions to VMware personnel, in certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees include a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs have been charged by EMC and are included as expenses in our financial statements. Our historical financial information is not necessarily indicative of what our financial position, results of operations or cash flows will be in the future if and when we contract at arm’s-length with independent third parties for the services we have received and currently receive from EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.

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

The agreements we enter into with EMC may be amended upon agreement between the parties. While we are controlled by EMC, we may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those we would negotiate with an unaffiliated third party.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2008 and March 31, 2009, the closing trading price of our Class A common stock was very volatile, ranging between $17.88 and $84.60 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

Substantial amounts of Class A common stock are held by our employees, EMC, Intel Corporation (“Intel”) and Cisco Systems (“Cisco”), and all of the shares of our Class B common stock, which may be converted to Class A common stock upon request of the holder, are held by EMC. Contractual restrictions on the sale of shares held by EMC, Cisco and Intel expired in 2008. During 2008, following expiration of the contractual restrictions on its sale of VMware stock, Intel sold approximately 3.4 million of the 9.5 million shares of Class A common stock it had originally purchased and disclosed plans to sell approximately 1.4 million additional shares. Cisco and EMC each purchased 500,000 of the shares sold by Intel during 2008, thereby increasing their holdings. Shares of Class A common stock held by EMC (including shares of Class A common stock that might be issued upon the conversion of Class B common stock) are eligible for sale subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding Class A common stock or our average weekly trading volume during any three-month period and following the expiration of their contractual restrictions. Additionally, EMC possesses registration rights with respect to the shares of our common stock that it holds. If EMC chooses to exercise such rights, its sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our Class A common stock may decline.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1 – January 31, 2009	36,610	$23.04	—	$—
February 1 – February 28, 2009	5,453	26.04	—	—
March 1 – March 31, 2009	280,708	20.70	—	—

	322,771	21.06	—	$—

We do not have a publicly announced stock repurchase program. All shares referenced in the above table were withheld through net share settlements during the fiscal quarter ending March 31, 2009 upon the vesting of restricted stock under our equity compensation plan to satisfy tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 14, 2009 and March 18, 2009, our sole Class B common stockholder, EMC, authorized the aggregate size of our first quarter and annual equity grants for 2009, respectively, in accordance with our Amended and Restated Certificate of Incorporation, by actions by written consent pursuant to Section 228 of the Delaware General Corporation Law.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Letter Agreement between VMware, Inc. and Richard McAniff dated March 19, 2009.

10.2	Addendum dated March 30, 2009 to Inventory Management and Product Purchase Agreement dated May 17, 2002 between VMware, Inc. and Ingram Micro, Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: May 7, 2009	By:	/s/ MARK S. PEEK
Mark S. Peek Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	Letter Agreement between VMware, Inc. and Richard McAniff dated March 19, 2009.

10.2	Addendum dated March 30, 2009 to Inventory Management and Product Purchase Agreement dated May 17, 2002 between VMware, Inc. and Ingram Micro, Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.