Form 10-Q
period 2009-06-30
VMWARE, INC.
filed 2009-08-06
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 396,361,325, of which 96,361,325 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld and VMware vSphere are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,275,660	$1,840,812
Accounts receivable, less allowance for doubtful accounts of $1,460 and $1,690	257,363	338,014
Deferred tax asset, current portion	51,231	44,573
Income taxes receivable from EMC	22,725	111,050
Other current assets	65,656	55,639

Total current assets	2,672,635	2,390,088
Property and equipment, net	415,271	418,212
Capitalized software development costs, net and other	178,330	134,553
Deferred tax asset, net of current portion	76,530	68,280
Intangible assets, net	50,406	56,984
Goodwill	768,409	771,088

Total assets	$4,161,581	$3,839,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,833	$74,708
Accrued expenses	214,972	211,519
Due to EMC, net	23,996	33,407
Income taxes payable	24,791	15,761
Deferred revenue, current portion	598,091	544,355

Total current liabilities	900,683	879,750
Note payable to EMC	450,000	450,000
Deferred revenue, net of current portion	336,153	325,634
Deferred tax liability	49,743	47,825
Other liabilities	77,827	65,929

Total liabilities	1,814,406	1,769,138
Commitments and contingencies (see Note J)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 94,948 and 90,448 shares	950	904
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	2,027,417	1,836,513
Accumulated other comprehensive income	1,934	—
Retained earnings	313,874	229,650

Total stockholders’ equity	2,347,175	2,070,067

Total liabilities and stockholders’ equity	$4,161,581	$3,839,205

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
License	$227,962	$284,233	$484,965	$578,213
Services	227,713	171,895	441,020	316,090

	455,675	456,128	925,985	894,303
Operating expenses:
Cost of license revenues	27,853	21,639	48,212	44,498
Cost of services revenues	53,293	58,892	107,937	113,203
Research and development	121,380	114,128	226,781	233,383
Sales and marketing	167,421	158,307	321,565	307,564
General and administrative	47,729	42,162	96,588	86,264

Operating income	37,999	61,000	124,902	109,391
Investment income	2,496	6,310	5,558	14,314
Interest expense with EMC, net	(1,999)	(3,579)	(4,673)	(9,398)
Other income (expense), net	375	370	(1,449)	824

Income before income taxes	38,871	64,101	124,338	115,131
Income tax provision	6,336	11,765	21,868	19,740

Net income	$32,535	$52,336	$102,470	$95,391

Net income per weighted-average share, basic for Class A and Class B	$0.08	$0.14	$0.26	$0.25

Net income per weighted-average share, diluted for Class A and Class B	$0.08	$0.13	$0.26	$0.24

Weighted-average shares, basic for Class A and Class B	391,841	382,931	390,855	381,976
Weighted-average shares, diluted for Class A and Class B	395,826	398,979	393,178	398,258

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income	$32,535	$52,336	$102,470	$95,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,927	39,459	86,310	76,893
Stock-based compensation, excluding amounts capitalized	51,456	42,072	101,271	84,233
Excess tax benefits from stock-based compensation	(4,243)	(56,735)	(4,473)	(79,427)
Other	141	(278)	634	1,058
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6,530	(25,132)	80,691	(24,286)
Other assets	(9,313)	(4,687)	896	(13,281)
Due to/from EMC, net	5,973	23,040	(9,411)	40,286
Accounts payable	(8,925)	(19,313)	(28,382)	(15,575)
Accrued expenses	26,316	12,060	13,888	489
Income taxes receivable from EMC	87,899	(107,514)	87,899	(107,514)
Income taxes payable	733	32,102	21,110	10,506
Deferred income taxes, net	(7,755)	83,063	(14,599)	46,719
Deferred revenue	17,046	80,161	64,255	168,322

Net cash provided by operating activities	243,320	150,634	502,559	283,814

Cash flows from investing activities:
Additions to property and equipment	(29,843)	(51,899)	(65,668)	(100,921)
Capitalized software development costs	(14,745)	(11,770)	(44,680)	(15,934)
Purchase of investments	(25,000)	(1,750)	(25,745)	(1,750)
Business acquisitions, net of cash acquired	—	—	—	(33,289)
Decrease in restricted cash	549	—	549	896

Net cash used in investing activities	(69,039)	(65,419)	(135,544)	(150,998)

Cash flows from financing activities:
Proceeds from issuance of common stock	77,103	109,658	81,606	133,327
Excess tax benefits from stock-based compensation	4,243	56,735	4,473	79,427
Shares repurchased for tax withholdings on vesting of restricted stock	(11,449)	(17,359)	(18,246)	(36,478)

Net cash provided by financing activities	69,897	149,034	67,833	176,276

Net increase in cash and cash equivalents	244,178	234,249	434,848	309,092
Cash and cash equivalents at beginning of the period	2,031,482	1,306,011	1,840,812	1,231,168

Cash and cash equivalents at end of the period	$2,275,660	$1,540,260	$2,275,660	$1,540,260

Non-cash items:
Changes in capital additions, accrued but not paid	$(6,520)	$(6,914)	$(16,477)	$12,196

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

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

These accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s consolidated financial condition, results of operations and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2009. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2008 Annual Report on Form 10-K.

VMware historically has received, and continues to receive, certain administrative services from EMC Corporation (“EMC”), and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as rent, salaries and benefits, plus a mark-up intended to approximate third-party costs, are included in VMware’s financial statements. Management believes the assumptions underlying the financial statements are reasonable. However, given that these intercompany transactions did not arise from transactions negotiated at arm’s-length with an unrelated third party, the financial statements included herein may not necessarily reflect the results of operations, financial position, and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position, or cash flows will be in the future if and when VMware contracts at arm’s-length with independent third parties for services the Company has received and currently receives from EMC.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Subsequent Events

The Company evaluated events and transactions that occurred after the balance sheet date through August 6, 2009, the date the financial statements were issued, for potential recognition or disclosure in the Company’s financial statements. No additional disclosure in this filing is required.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. VMware is currently evaluating the potential impact of FAS No. 167 on the Company’s financial statements.

In June 2009, the FASB issued FAS No. 168, “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “Codification”), which will be the single source of authoritative nongovernmental U.S. GAAP beginning July 1, 2009. The Codification will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not intended to change U.S. GAAP, but is anticipated to make it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. Although the adoption of the Codification is not expected to have an impact on the Company’s financial position and results of operations, all future references to authoritative accounting literature in the Company’s financial statements will be consistent with the Codification.

B. Significant Accounting Policies

Revenue Recognition

VMware derives revenues from the licensing of software and related services. VMware recognizes revenues for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition,” as amended. VMware recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

VMware also offers marketing development funds to certain channel partners. VMware records the amount of the marketing development funds, based on the maximum potential liability, as a reduction of revenues at the time the underlying revenue is recognized.

Services revenues

Services revenues consist of software maintenance and professional services. VMware recognizes software maintenance revenues ratably over the contract period. Professional services include design, implementation, and training. Professional services are not considered essential to the functionality of VMware’s products as these services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements performed for a fixed fee, for which VMware is able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours incurred. Professional services engagements that are on a time and materials basis are recognized based upon hours incurred. Revenues on all other professional services engagements are recognized upon completion.

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

Research and Development and Capitalized Software Development Costs

Costs related to research and development (“R&D”) are generally charged to expense as incurred. Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when the product is available for general release, in accordance with the provisions of FAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“FAS No. 86”). Judgment is required in determining when technological feasibility is established. Changes in judgment as to when technological feasibility is established, or changes in the Company’s business, including VMware’s go-to-market strategy, would likely materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability is less in the future, the amount of costs capitalized would likely decrease. In addition, VMware’s R&D expenses and amounts capitalized as software development costs may not be comparable to VMware’s peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. FAS No. 86 requires annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a products’ total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over periods ranging from 18 to 24 months, which represent the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of revenues generated.

Unamortized software development costs were $155.3 million and $128.8 million as of June 30, 2009 and December 31, 2008, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheet.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

In the three months ended June 30, 2009 and 2008, VMware capitalized $18.4 million (including $3.6 million of stock-based compensation), and $14.8 million (including $3.0 million of stock-based compensation), respectively, of costs incurred for the development of software products. In the six months ended June 30, 2009 and 2008, VMware capitalized $54.8 million (including $10.1 million of stock-based compensation), and $19.9 million (including $3.9 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the Company’s accompanying consolidated statements of income. Amortization expense from capitalized amounts was $17.6 million and $14.3 million in the three months ended June 30, 2009 and 2008, respectively. Amortization expense from capitalized amounts was $28.3 million and $29.1 million in the six months ended June 30, 2009 and 2008, respectively. Amortization expense is included in cost of license revenues on the Company’s accompanying consolidated statements of income.

Long-Lived Assets

Intangible assets, other than goodwill, are amortized over their estimated useful lives, during which the assets are expected to contribute directly or indirectly to future cash flows, and which range from one to eleven years. In the three months ended June 30, 2009 and 2008, VMware amortized $3.3 million and $3.8 million, respectively, for intangible assets. The amortization expense for the six months ended June 30, 2009 and 2008 was $6.6 million and $7.7 million, respectively.

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

Investments

For investments in public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values in “Other current assets” on the consolidated balance sheet. Unrealized gains and losses on these investments, net of tax, are included in “Accumulated other comprehensive income,” a separate component of stockholders’ equity. Other equity investments in private companies, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for using the cost method of accounting. Under the cost method, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, and additional investments. The Company’s investments were not material as of June 30, 2009.

The Company periodically evaluates whether declines in fair values of its investments below their cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Factors considered include quoted market prices; recent financial results and operating trends; other publicly available information; implied values from any recent transactions or offers of investee securities; or other conditions that may affect the value of the investments.

Comprehensive Income

The components of comprehensive income include net income adjusted for unrealized gains (losses) on available-for-sale securities, net of tax. See Note L to the consolidated financial statements for more information.

Concentrations of Risks

         Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash on deposit with banks exceeds the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash and cash equivalents primarily in money market funds and limits the amount of investment with any one issuer. As of June 30, 2009, VMware had $2,167.5 million in money market securities. Of this amount, $756.7 million or 35% were participating in the Temporary Guarantee Program for Money Market Funds, which is backed by the U.S. Treasury Department but limited to the balance in the money market funds as of September 19, 2008. The Temporary Guarantee Program for Money Market funds expires on September 18, 2009. VMware holds a diversified portfolio of money market funds, which invest in municipal bonds and notes, government agency debt, time deposits, corporate bonds, and commercial paper. In addition, VMware monitors the counterparty risk to ensure adequate diversification amongst the financial institutions holding the Company’s funds.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

VMware provides credit to distributors, resellers, and certain end user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. Given the current economic downturn, VMware continues to apply scrutiny and analysis around the collectibility of transactions with certain customers, including but not limited to those customers in the financial services, insurance, and automotive industries, and the Company continues to monitor the appropriateness of established customer credit limits. VMware does not record accounts receivable or deferred revenue or recognize revenue relating to transactions where collectibility is not probable. The Company recognizes such transactions upon cash collection and recognizes revenue as earned in accordance with the Company’s revenue recognition policies.

C. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes potentially dilutive securities. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, and other unvested restricted stock, using the treasury stock method. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of June 30, 2009, VMware had 94.5 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$32,535	$52,336	$102,470	$95,391

Weighted-average shares, basic for Class A and Class B	391,841	382,931	390,855	381,976
Effect of dilutive securities	3,985	16,048	2,323	16,282

Weighted-average shares, diluted for Class A and Class B	395,826	398,979	393,178	398,258

Net income per weighted-average share, basic for Class A and Class B	$0.08	$0.14	$0.26	$0.25

Net income per weighted-average share, diluted for Class A and Class B	$0.08	$0.13	$0.26	$0.24

For the three and six months ended June 30, 2009, 16.7 million and 27.3 million stock options to acquire VMware Class A common stock and 5.5 million and 7.0 million shares of restricted stock, respectively, were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three and six months ended June 30, 2008, 4.5 million and 4.3 million stock options, respectively, to acquire VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

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

VMware’s cash and cash equivalents as of June 30, 2009 were $2,275.7 million, and included $2,167.5 million of money market securities, which are classified within Level 1 of the fair value hierarchy because the securities are valued using quoted prices in active markets for identical assets. There were no other material financial assets or liabilities carried at fair value as of June 30, 2009.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

E. Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2009 consist of the following (table in thousands):

Balance, January 1, 2009	$771,088
Goodwill acquired	—
Adjustments to purchase price allocations	(2,679)

Balance, June 30, 2009	$768,409

F. Property and Equipment, net

Property and equipment, net, as of June 30, 2009 and December 31, 2008 consist of the following (table in thousands):

	June 30, 2009	December 31, 2008
Equipment and software	$321,645	$284,458
Buildings and improvements	255,213	182,118
Furniture and fixtures	47,576	45,904
Construction in progress	1,732	66,663

Total property and equipment	626,166	579,143
Accumulated depreciation	(210,895)	(160,931)

Total property and equipment, net	$415,271	$418,212

In the first quarter of 2009, the Company occupied the completed portions of its data center facility. Additionally, construction was completed on the Company’s headquarters facilities. The related costs for each were transferred from construction in progress to the appropriate categories. As of December 31, 2008, construction was still in process on these facilities.

Depreciation expense was $24.0 million and $21.4 million for the three months ended June 30, 2009 and 2008, respectively, and $51.4 million and $40.1 million for the six months ended June 30, 2009 and 2008, respectively.

In conjunction with the completion of its data center facility, VMware reviewed and revised the useful lives of certain fixed assets after considering (i) the estimated future benefits the Company expects to receive from those assets, (ii) the pattern of consumption of those benefits and (iii) the information available regarding those benefits. As a result of the review, VMware increased the estimated useful lives of certain fixed assets from 3 to 5 years during the three months ended June 30, 2009. This change in estimate was prospectively applied beginning on April 1, 2009. For the three months ended June 30, 2009, this change in estimate reduced depreciation expense by $3.7 million. After considering the tax effect on the reduction in depreciation expense, there was no impact on basic and diluted earnings per share for the three and six months ended June 30, 2009.

G. Accrued Expenses

Accrued expenses as of June 30, 2009 and December 31, 2008 consist of the following (table in thousands):

	June 30, 2009	December 31, 2008
Salaries, commissions, and benefits	$107,587	$105,529
Accrued partner liabilities	46,151	52,914
Other	61,234	53,076

Total	$214,972	$211,519

Accrued partner liabilities referenced in the table above relate to rebates and marketing development fund accruals for channel partners, x86 system vendors, and system integrators.

H. Long-Term Debt

Note Payable to EMC

         As of June 30, 2009, $450.0 million was outstanding on the consolidated balance sheet in relation to the note payable to EMC. The annualized interest rate for the three months ended June 30, 2009 and 2008 was 1.76% and 3.24%, respectively and the annualized interest rate for the six months ended June 30, 2009 and 2008 was 1.87% and 4.26%, respectively. For the three months ended June 30, 2009 and 2008, $2.0 million and $3.6 million, respectively of interest expense was recorded related to the note payable. For the six months ended June 30, 2009 and 2008, $4.2 million and $9.4 million, respectively of interest expense was recorded related to the note payable.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

I. Income Taxes

Although VMware files a federal consolidated tax return with EMC, VMware has calculated its income tax provision on a stand-alone basis. The Company’s effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to the foreign income being taxed in those lower tax rate jurisdictions and the fact that those earnings are considered as indefinitely reinvested in foreign operations.

VMware’s effective income tax rate was 16.3% and 18.4%, respectively for the three months ended June 30, 2009 and 2008. The effective income tax rate was 17.6% and 17.1% for the six months ended June 30, 2009 and 2008, respectively. The decrease in the effective rate for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, was mainly attributable to an increase in tax benefits from tax credits, primarily the research and development tax credit, relative to income before tax and forecasted shift of earnings from the U.S. to low-tax non-U.S. jurisdictions, partially offset by an increase in unrecognized tax benefits from uncertain tax positions relative to income before tax. Income earned abroad is considered indefinitely reinvested in the Company’s foreign operations and no provision for U.S. taxes has been provided with respect thereto. The effective tax rates for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 were not materially different.

As of June 30, 2009, VMware had $58.3 million of gross unrecognized tax benefits and $55.4 million of net unrecognized tax benefits. VMware reports interest and penalties related to unrecognized tax benefits in income tax expense. For the three months ended June 30, 2009, VMware recognized approximately $0.4 million in interest and penalties and had approximately $2.4 million of interest and penalties accrued at June 30, 2009. If the total amount of net unrecognized tax benefits had been recognized, $52.7 million would be a reduction to income tax expense impacting the effective income tax rate and $2.7 million would be a reduction to goodwill, if recognized within the measurement period. If this amount is recognized outside the measurement period, it will be a reduction to tax expense. It is reasonably possible that VMware may pay an immaterial amount of the $55.4 million of net unrecognized tax benefits within the next 12 months. However, based on the status of audit examinations and the protocol of finalizing audits, it is not possible to accurately estimate the amount to be paid within the next 12 months. Of the $55.4 million of net unrecognized tax benefits, $53.8 million were classified as a non-current liability on the consolidated balance sheet as of June 30, 2009. During the three months ended June 30, 2009, the Company concluded its 2005 and 2006 federal income tax audit.

As of June 30 2009, VMware had an income tax receivable from EMC of $22.7 million and at December 31, 2008 VMware had an income tax receivable of $111.1 million. The receivable arose as a result of the Company’s stand-alone taxable loss for the year ended December 31, 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from the vesting of restricted stock. Under the tax sharing agreement with EMC, EMC is obligated to pay VMware an amount equal to the tax benefit generated by VMware that EMC will recognize on its consolidated tax return. As a result, EMC paid VMware $87.9 million of the income tax receivable during the three months ended June 30, 2009 for the 2008 Federal taxable loss that EMC will recognize on its 2008 Federal consolidated tax return and for a refund of an overpayment related to VMware’s portion of EMC’s 2007 federal consolidated tax return. The remainder of the income tax receivable is expected to be received during the three months ended December 31, 2009, after the EMC consolidated Federal income tax return is filed. During the three and six months ended June 30, 2009, VMware paid EMC for VMware’s portion of their 2007 consolidated state income taxes. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at June 30, 2009 are as follows (table in thousands):

2009	$16,703
2010	30,330
2011	26,499
2012	16,343
2013	12,378
Thereafter	278,306

Total minimum lease payments	$380,559

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

K. Stockholders’ Equity

VMware Equity Plan

In May 2009, VMware amended its 2007 Equity and Incentive Plan (“2007 Plan”) to increase the number of shares available for issuance by 20.0 million shares. This amendment increases the maximum number of shares of the VMware Class A common stock reserved for the grant or settlement of awards under the 2007 Plan to 100.0 million.

VMware Employee Stock Purchase Plan

For the purchase period ended June 30, 2009, employees purchased 0.9 million shares under the VMware Employee Stock Purchase Plan (“ESPP”) at a purchase price per share of $20.14. Cash proceeds from the purchase of shares under the ESPP for the six months ended June 30, 2009 were $18.3 million. This purchase was completed in June 2009.

VMware Stock Options

The following table summarizes option activity since January 1, 2009 for VMware stock options (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2009	42,436	$26.54
Granted	6,423	28.92
Forfeited	(1,787)	27.35
Expired	(107)	33.45
Exercised	(2,904)	21.81

Outstanding, June 30, 2009	44,061	27.14

Of the 6.4 million stock options to purchase VMware Class A common stock granted in the six months ended June 30, 2009, approximately 4.1 million were granted through refresh awards to the Company’s existing employees.

Cash proceeds from the exercise of stock options for the six months ended June 30, 2009 were $63.3 million. The options exercised during the six months ended June 30, 2009 had a pre-tax intrinsic value of $23.6 million.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The following table summarizes restricted stock activity since January 1, 2009 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2009	7,626	$32.35
Granted	2,914	29.79
Vested	(1,822)	30.79
Forfeited	(376)	35.80

Outstanding, June 30, 2009	8,342	31.65

Of the 2.9 million restricted stock units granted in the six months ended June 30, 2009, approximately 2.2 million were granted through refresh awards to the Company’s existing employees.

The total fair value of restricted stock that vested in the six months ended June 30, 2009 was $48.4 million. As of June 30, 2009, 8.3 million shares of VMware restricted stock were outstanding, with an aggregate intrinsic value of $226.6 million based on the share price as of June 30, 2009. These shares are scheduled to vest through 2013.

Shares Repurchased for Tax Withholdings

During the three months ended June 30, 2009 and 2008, VMware repurchased 353,707 and 283,839 shares of Class A common stock for $11.4 million and $18.9 million, respectively, to cover tax withholding obligations. During the six months ended June 30, 2009 and 2008, 676,478 and 647,176 shares of Class A common stock were repurchased for tax withholdings for $18.2 million and $39.2 million, respectively. Pursuant to the respective agreements, these shares were repurchased in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The amount of repurchased shares was recorded as a reduction to retained earnings as of June 30, 2009.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated statements of income for the three and six months ended June 30, 2009 and 2008 (table in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Cost of license revenues	$313	$276	$643	$539
Cost of services revenues	3,463	3,795	6,938	7,056
Research and development	26,433	19,479	50,337	40,576
Sales and marketing	13,311	11,699	27,145	23,000
General and administrative	7,936	6,823	16,208	13,062

Stock-based compensation expense	51,456	42,072	101,271	84,233
Income tax benefit	9,853	9,913	19,787	18,413

Total stock-based compensation expense, net of tax	$41,603	$32,159	$81,484	$65,820

For the three months ended June 30, 2009 and 2008, VMware capitalized $3.6 million and $3.0 million, respectively, of stock-based compensation expense associated with capitalized software development in accordance with FAS No. 86. For the six months ended June 30, 2009 and 2008, VMware capitalized $10.1 million and $3.9 million, respectively, of stock-based compensation expense associated with capitalized software development in accordance with FAS No. 86.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the three and six months ended June 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
VMware Stock Options	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	36.0%	37.6%	36.6%	37.9%
Risk-free interest rate	2.2%	2.6%	2.0%	2.4%
Expected term (in years)	3.9	3.4	3.9	3.4
Weighted-average fair value at grant date	$9.48	$18.37	$9.00	$17.68

			For the Six Months Ended June 30,
VMware Employee Stock Purchase Plan			2009	2008
Dividend yield			None	None
Expected volatility			59.3%	37.3%
Risk-free interest rate			0.3%	3.4%
Expected term (in years)			0.5	0.5
Weighted-average fair value at grant date			$7.49	$22.10

VMware’s expected dividend yield input was zero as the Company has not historically paid, nor expects in the future to pay, cash dividends on its common stock. Volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, and financial leverage. Starting in 2009, volatility was also based upon the implied volatilities of VMware’s Class A common stock. In 2008, the expected term was calculated based on the historical experience that VMware employees have had with EMC stock option grants as well as the expected term of similar grants of comparable companies. Starting in 2009, the expected term was calculated based only upon the expected term of similar grants of comparable companies. The risk-free interest rate was based on a zero-coupon U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

L. Comprehensive Income

The following table sets forth the components of comprehensive income, for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$32,535	$52,336	$102,470	$95,391
Comprehensive income :
Unrealized gains on available-for-sale securities, net of taxes of $1,185, $0, $1,185 and $0	1,934	—	1,934	—

Total comprehensive income, net of taxes	$34,469	$52,336	$104,404	$95,391

M. Related Party Transactions

Transactions with EMC

Pursuant to a reseller arrangement with EMC, which commenced in the first three months of 2009, EMC bundles VMware’s products with EMC’s hardware and sells them to end users. In the three and six months ended June 30, 2009, VMware recognized revenues of $0.5 million and $2.6 million, respectively, from products sold pursuant to VMware’s reseller arrangement with EMC. As of June 30, 2009, $1.4 million of revenues from products sold under the reseller arrangement were included in deferred revenue.

In the three months ended June 30, 2009 and 2008, VMware recognized professional services revenues of $5.6 million and $3.8 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. In the six months ended June 30, 2009 and 2008, VMware recognized $10.1 million and $7.1 million, respectively, from such contractual arrangements with EMC. As of June 30, 2009, $2.5 million of revenues from professional services to EMC customers were included in deferred revenue.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

In the three months ended June 30, 2009 and 2008, VMware recognized revenues from server and desktop products and services purchased by EMC for internal use of $0.7 million and $3.6 million, respectively, pursuant to VMware’s contractual agreements with EMC. In the six months ended June 30, 2009 and 2008, VMware recognized $1.3 million and $3.6 million, respectively, from such contractual arrangements with EMC. As of June 30, 2009, $3.0 million of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

VMware purchased storage systems and software from EMC for $2.1 million and $6.1 million in the three months ended June 30, 2009 and 2008, respectively, and $7.2 million and $16.8 million in the six months ended June 30, 2009 and 2008, respectively. Purchases from EMC were at a discount off of EMC’s list price.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income. These costs primarily include salaries and benefits, travel, and rent. Additionally, EMC incurs certain costs on VMware’s behalf in the U.S., which primarily relate to a shared system for travel. The total of these costs were $28.6 million and $35.4 million for the three months ended June 30, 2009 and 2008, respectively, and $53.1 million and $74.8 million for the six months ended June 30, 2009 and 2008, respectively.

As calculated under VMware’s tax sharing agreement with EMC, VMware paid $2.5 million during the three and six months ended June 30, 2009 for VMware’s portion of their 2007 consolidated state income taxes. VMware paid $62.3 million during the six months ended June 30, 2008 for VMware’s portion of EMC’s 2007 consolidated federal income taxes. No payments were made during the three months ended June 30, 2008. Under the same tax sharing agreement EMC paid VMware $87.9 million during the three and six months ended June 30, 2009 for the VMware stand-alone federal taxable loss for the fiscal year ended December 31, 2008 and for a refund of an overpayment related to VMware’s portion of EMC’s 2007 federal consolidated tax return. The amounts that VMware pays to EMC for VMware’s portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In the three and six months ended June 30, 2009 and 2008, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated as VMware’s portion of federal income taxes on EMC’s consolidated tax return was recorded in stockholders’ equity. For all periods presented, the difference was not significant.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC, offset by interest income that has been earned on VMware’s intercompany balance with EMC. In the three months ended June 30, 2009 and 2008, $2.0 million and $3.7 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. In the six months ended June 30, 2009 and 2008, $4.2 million and $9.7 million, respectively, of interest expense was recorded related to the note payable. VMware’s interest income and VMware’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

As of June 30, 2009, VMware had $32.1 million due to EMC, which was partially offset by $8.1 million due from EMC. The net amount due to EMC as of June 30, 2009 was $24.0 million and resulted from the related party transactions described above. As of June 30, 2009, VMware had $22.7 million of income taxes receivable due from EMC and $17.8 million of income taxes payable due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

N. Segment Information

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

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
United States	$233,655	$239,906	$477,734	$465,081
International	222,020	216,222	448,251	429,222

Total	$455,675	$456,128	$925,985	$894,303

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Long-lived assets, which primarily include property and equipment, net in the United States at June 30, 2009 and December 31, 2008 were $309.7 million and $325.4 million, respectively. Long-lived assets internationally at June 30, 2009 and December 31, 2008 were $43.0 million and $44.5 million, respectively. No country other than the United States accounted for 10% or more of these assets at June 30, 2009 or December 31, 2008.

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

We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In the second quarter and first half of 2009 we derived over 75% of our revenues from our channel partners, which include distributors, resellers, x86 system vendors and system integrators. We have also developed a network of indirect channel partners who fulfill orders through our direct channel partners. The majority of our revenues result from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenues are recognized when the elements of revenue recognition are complete. Software maintenance revenues are recognized ratably over the term of the software maintenance period, and include renewals of software maintenance sold after the initial software maintenance period expires. We also recognize revenues from professional services provided to our customers primarily as services are performed.

Our current financial focus is on long-term revenue growth to generate cash flows to fund our expansion of industry segment share and our development of virtualization-based products for data centers, desktops and cloud computing. We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization, and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). In the second quarter of 2009, VMware vSphere 4, the next generation of VMware Infrastructure which is our flagship virtual data center operating system (“VDC-OS”) product, became generally available. We expect to continue to introduce products that build on the vSphere foundation through 2009 and 2010.

Since mid-2008 we have observed that customers are reducing their IT spending in order to preserve cash. As a result, customers are subjecting larger orders, such as ELAs, to a longer review process and in certain cases are purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. We believe this trend primarily correlates to the global economic downturn and we expect this to continue throughout the remainder of 2009 and perhaps longer.

Although we are currently the leading provider of virtualization infrastructure software solutions, we face competitive threats to our leadership position from a number of companies, some of which have significantly greater resources than we do, which could result in increased pressure to reduce prices on our offerings. As a result, we believe it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand our industry leadership. These investments could result in contracting operating margins as we invest in our future. We believe that we will be able to continue to meet our product development objectives through continued investment in our Company, supplemented with strategic hires and acquisitions, funded through the operating cash flows generated from the sale of our existing products and services. We believe this is the appropriate priority for the long-term health of our business.

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

Our maintenance-related services revenues are typically recognized ratably over periods from one to five years subsequent to the initial contract, whereas most of our license revenues are generally recognized upon electronic shipment of the software. As a consequence, variability in operating margin can result from differences in when we quote and contract for our services and when the cost is incurred. Historically, most of our revenue contracts with international channel partners were in U.S. Dollars. A portion of our operating expenses are in currencies other than the U.S. Dollar. This currency difference between our revenues and operating expenses has caused variability in our operating margins due to fluctuations in the U.S. Dollar compared to other currencies. In conjunction with the general release of VMware vSphere 4 in the second quarter of 2009, we started to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar. Due to the timing of the release of VMware vSphere 4, which occurred late in the quarter, invoicing in local currencies did not have a significant impact on our revenues. While variability in operating margin may be reduced in future periods as a result of invoicing in certain local currencies, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our financial statements. In order to manage our exposure to foreign currency fluctuations, we started a program to enter into foreign currency hedges related to outstanding monetary assets and liabilities. As of July 1, 2009, we entered into forward contracts to hedge certain net monetary asset positions. The changes in value will be recorded in our consolidated statements of income and are expected to offset or partially offset the remeasurement of foreign currency denominated items on the consolidated balance sheets. For additional financial information, refer to Item 3 Quantitative and Qualitative Disclosures About Market Risk.

Our Relationship with EMC

As of June 30, 2009, EMC owned 27,000,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 83% of our total outstanding shares of common stock and 98% of the combined voting power of our outstanding common stock.

Pursuant to a reseller arrangement with EMC, which commenced in the first quarter of 2009, EMC bundles our products with EMC’s hardware and sells them to end users. In the second quarter and the first half of 2009, we recognized revenues of $0.5 and $2.6, respectively, from products sold pursuant to our reseller arrangement with EMC. As of June 30, 2009, $1.4 of revenues from products sold under the reseller arrangement were included in deferred revenue.

In the second quarter of 2009 and 2008, we recognized professional services revenues of $5.6 and $3.8, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. In the first half of 2009 and 2008, we recognized $10.1 and $7.1, respectively, from such contractual arrangements with EMC. As of June 30, 2009, $2.5 of revenues from professional services were included in deferred revenue.

In the second quarter of 2009 and 2008, we recognized revenues from server and desktop products and services purchased by EMC for internal use of $0.7 and $3.6, respectively, pursuant to our contractual agreements with EMC. In the first half of 2009 and 2008, we recognized $1.3 and $3.6, respectively, from such contractual arrangements with EMC. As of June 30, 2009, $3.0 of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

We purchased storage systems and software from EMC for $2.1 and $6.1, in the second quarter of 2009 and 2008 respectively, and $7.2 and $16.8 in the first half of 2009 and 2008, respectively. Purchases from EMC were at a discount off of EMC’s list price.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs are included as expenses in our consolidated statements of income. These costs primarily include salaries and benefits, travel, and rent. Additionally, EMC incurs certain costs on our behalf in the U.S., which primarily relate to a shared system for travel. The total of these costs were $28.6 and $35.4 in the second quarter of 2009 and 2008, respectively, and $53.1 and $74.8 in the first half of 2009 and 2008, respectively.

         As calculated under our tax sharing agreement with EMC, we paid $2.5 during the second quarter and first half of 2009 for our portion of the 2007 consolidated state income taxes. We paid $62.3 during the first half of 2008 for our portion of EMC’s 2007 consolidated federal income taxes. No payments were made during the second quarter of 2008. Under the same tax sharing agreement EMC paid us $87.9 during the second quarter and first half of 2009 for our stand-alone federal taxable loss for the fiscal year ending December 31, 2008 and for a refund of an overpayment related to our portion of EMC’s 2007 federal consolidated tax return. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In the second quarter and first half of 2009 and 2008, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated as our portion of federal income taxes on EMC’s consolidated tax return was recorded in stockholders’ equity. For all periods presented the difference was not significant.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC, offset by interest income that has been earned on our intercompany balance with EMC. In the second quarter of 2009 and 2008, $2.0 and $3.7, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. In the first half of 2009 and 2008, $4.2 and $9.7, respectively, of interest expense was recorded related to the note payable. Our interest income and our expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

As of June 30, 2009, we had $32.1 due to EMC, which was partially offset by $8.1 due from EMC. The net amount due to EMC as of June 30, 2009 was $24.0 and resulted from the related party transactions described above. As of June 30, 2009, we had $22.7 of income taxes receivable due from EMC and $17.8 of income taxes payable due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Professional services revenues

Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or other vendors. Professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours incurred. Professional services engagements that are on a time and materials basis are recognized based on hours incurred. Revenues on all other professional services engagements are recognized upon completion.

Operating Expenses

Cost of license revenues

Our cost of license revenues principally consists of amortization of capitalized software development costs, royalty costs in connection with products licensed from third-party providers, and the cost of fulfillment of our software. The cost of fulfillment of our software includes product packaging, personnel costs and related overhead associated with the physical and electronic delivery of our software products.

Cost of services revenues

Our cost of services revenues includes the costs of personnel and related overhead to deliver technical support on our products and to provide our professional services.

Research and development expenses

Our research and development (“R&D”) expenses include the personnel and related overhead, which includes depreciation expense, associated with the research and development of new product offerings and the enhancement of our existing software offerings.

Sales and marketing expenses

Our sales and marketing expenses include personnel costs, sales commissions, and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and certain marketing initiatives, including our semi-annual VMworld conference.

General and administrative expenses

Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, facilities, human resources, IT infrastructure, and legal departments.

Revenues

Our revenues for the second quarter and first half of 2009 and 2008 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
License	$228.0	$284.2	$485.0	$578.2
Services:
Software maintenance	189.0	136.0	364.7	248.1
Professional services	38.7	35.9	76.3	68.0

Total services	227.7	171.9	441.0	316.1

	$455.7	$456.1	$926.0	$894.3

Percentage of revenues:
License	50.0%	62.3%	52.4%	64.7%
Services:
Software maintenance	41.5	29.8	39.4	27.7
Professional services	8.5	7.9	8.2	7.6

Total services	50.0	37.7	47.6	35.3

	100.0%	100.0%	100.0%	100.0%

Revenues:
United States	$233.7	$239.9	$477.7	$465.1
International	222.0	216.2	448.3	429.2

	$455.7	$456.1	$926.0	$894.3

Percentage of revenues:
United States	51.3%	52.6%	51.6%	52.0%
International	48.7	47.4	48.4	48.0

	100.0%	100.0%	100.0%	100.0%

Total revenues remained relatively flat at $455.7 in the second quarter of 2009, compared with $456.1 in the second quarter of 2008. The revenue mix in the second quarter of 2009 reflected a decrease of $56.3 in license revenues and an increase of $55.8 in services revenues as compared to the second quarter of 2008. Total revenues increased by $31.7, or 4%, to $926.0 in the first half of 2009, compared with $894.3 in the first half of 2008. The growth in revenues in the first half of 2009 reflected a decrease of $93.2 in license revenues and an increase of $124.9 in services revenues as compared to the first half of 2008. The shift in our revenue mix year-over-year is primarily due to a decline in license revenues as a result of the macro-economic environment, while services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses. International revenues as a percentage of total revenues in the second quarter and first half of 2009 were relatively flat from the second quarter and first half of 2008, respectively.

We sell our products primarily through a network of channel partners, which includes distributors, resellers, x86 system vendors and systems integrators. As we expand geographically, we may add additional direct channel partners. Our indirect channel partners obtain software licenses and services from our distributors and x86 system vendors and market and sell them to end user customers. In addition, we have a direct sales force that complements these efforts. Our sales force works with our channel partners to introduce them to customers and new sales opportunities. Our channel partners also introduce our sales force to their customers.

         Historically, most of our revenue contracts with international customers were denominated in U.S. Dollars. Although the exchange rates between the U.S. Dollar, the Euro, the British Pound and the Australian Dollar have been volatile in recent periods, during the second quarter of 2009, the U.S. Dollar strengthened compared to the second quarter of 2008. In conjunction with the general release of VMware vSphere 4 in the second quarter of 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar. Due to the timing of the release of VMware vSphere 4, which occurred late in the quarter, invoicing in local currencies did not have a significant impact on our revenues. While variability in operating margin may be reduced in future periods as a result of invoicing in certain local currencies, increased exposure to foreign currency fluctuations introduces additional risk for variability in revenue-related components of our financial statements.

Given the current economic downturn, we continue to apply scrutiny and analysis around the collectibility of transactions with certain customers, including but not limited to those customers in the financial services, insurance, and automotive industries and we continue to monitor the appropriateness of established customer credit limits. We do not record accounts receivable or deferred revenue or recognize revenue relating to transactions where collectibility is not probable. We recognize such transactions upon cash collection and recognize revenue as earned in accordance with our revenue recognition policies. In the second quarter and first half of 2009, there were no significant transactions where collectibility was not deemed probable.

The current economic situation is creating a high degree of uncertainty around how much will be spent on IT over the foreseeable future. Although customers continue to adopt our product platform as a strategic investment that delivers substantial cost savings, improved efficiency and flexibility for their business, we believe the uncertainty is causing customers to be conservative and preserve their cash. Given the global economic conditions, we believe that license revenues will decline during the remainder of 2009 when compared to the same periods in the prior year. This decline may be offset or partially offset, by increasing service revenues, which we expect to increase as a result of our deferred maintenance revenue base which increases as additional software licenses are sold.

License Revenues

Software license revenues decreased by $56.3, or 20%, to $228.0 in the second quarter of 2009, compared with $284.2 in the second quarter of 2008. Software license revenues decreased by $93.2, or 16%, to $485.0 in the first half of 2009, compared with $578.2 in the first half of 2008. We believe a significant majority of the license revenues decrease in the second quarter and first half of 2009 compared with the respective prior-year periods in 2008 was the result of the overall difficult macro-economic environment and the related challenges that our customers face, including restrictions on IT spending. Despite the generally quick return-on-investment of virtualization, the economic environment has slowed capital expenditures. Organizations typically update their IT infrastructure when adopting virtualization, but the hardware investment is a capital outlay that is several times larger than that of our software.

We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly and through certain channel partners. ELAs are core to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application and infrastructure management suite and our disaster recovery products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately, but the remainder is deferred and recognized as services maintenance revenues in future periods.

Although we recognized license revenues on two of the largest ELAs in our history during the first quarter of 2009, we observed an overall decrease in the dollar value of our ELAs in the second quarter and first half of 2009 as compared to the respective periods in 2008. The decrease in ELAs was primarily due to a customer shift from large ELAs to small and medium-sized ELAs. We believe this trend is correlated to the global economic downturn. In addition, during the second quarter and first half of 2009, customers purchased our solutions in smaller quantities to meet their immediate needs, foregoing larger discounts offered under ELAs. We experienced an increase in our high-volume transactional business, as orders less than fifty thousand dollars in the second quarter of 2009 represented more than 50% of the total value of total orders for the first time in over two years.

In the second quarter of 2009, we released VMware vSphere 4, the next generation of VMware Infrastructure, our flagship VDC-OS product. VMware vSphere 4 includes significant additional functionality, performance and scalability features that will allow customers to aggregate and holistically manage large pools of hardware infrastructure as an “internal cloud” of resources shared by most or all applications within an enterprise or datacenter while enabling federation to external cloud computing resources. Over the longer term, we expect that VMware vSphere 4 can be a significant driver of revenue growth.

Given the reasons discussed above, we expect that license revenues will decline during the remainder of 2009 as compared to the same periods in 2008.

Services Revenues

Services revenues increased by $55.8, or 32%, to $227.7 in the second quarter of 2009, compared with $171.9 in the second quarter of 2008. Services revenues increased by $124.9, or 40%, to $441.0 in the first half of 2009, compared with $316.1 in the first half of 2008. The increase in services revenues during the second quarter and first half of 2009 was primarily attributable to growth in our software maintenance revenues. We expect that services revenues will continue to compose a larger proportion of our revenue mix during the remainder of 2009.

Software maintenance revenues increased by $53.0, or 39%, to $189.0 in the second quarter of 2009, compared with $136.0 in the second quarter of 2008. Software maintenance revenues increased by $116.6, or 47%, to $364.7 in the first half of 2009, compared with $248.1 in the first half of 2008. This growth reflects the benefit from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses.

Professional services revenues increased by $2.8, or 8%, to $38.7 in the second quarter of 2009, compared with $35.9 in the second quarter of 2008. Professional services revenues increased by $8.3, or 12%, to $76.3 in the first half of 2009, compared with $68.0 in the first half of 2008. Although we continue to serve our customers directly, our strategy has been to encourage our partners to build their professional services businesses around us, which we believe will leverage our license sales through this channel. Professional services revenues increased modestly year-over-year due to this transitioning of some of this business to our partners. We expect this trend to continue during the remainder of 2009. We generally earn a lower margin on professional services fulfilled by our partners than had we performed the work directly.

Operating Expenses

Information about our operating expenses is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Operating expenses:
Cost of license revenues	$27.9	$21.6	$48.2	$44.5
Cost of services revenues	53.3	58.9	107.9	113.2
Research and development	121.4	114.1	226.8	233.4
Sales and marketing	167.4	158.3	321.6	307.6
General and administrative	47.7	42.2	96.6	86.3

Total operating expenses	$417.7	$395.1	$801.1	$785.0

Operating income (1)	$38.0	$61.0	$124.9	$109.4

Percentage of revenues:
Cost of license revenues	6.1%	4.7%	5.2%	5.0%
Cost of services revenues	11.7	12.9	11.7	12.7
Research and development	26.6	25.0	24.5	26.1
Sales and marketing	36.7	34.7	34.7	34.4
General and administrative	10.6	9.3	10.4	9.6

Total operating expenses	91.7%	86.6%	86.5%	87.8%

Operating margin	8.3%	13.4%	13.5%	12.2%

(1)	In evaluating our results, we also focus on operating margin excluding stock-based compensation, employer taxes on employee stock transactions, amortization of intangible assets, the write-off of in-process research and development (which did not have an effect in the periods presented), and the net effect of the amortization and capitalization of software development costs as we believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. Operating income in the table above includes these items as shown in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Cost of license revenues
Stock-based compensation	$0.3	$0.3	$0.6	$0.5
Acquisition-related intangible amortization	2.8	2.3	5.5	4.6
Capitalized software development costs amortization	17.6	14.3	28.3	29.1

Cost of services revenues
Stock-based compensation	3.5	3.8	6.9	7.1
Employer payroll tax on employee stock transactions	—	0.2	—	0.2

Research and development
Stock-based compensation not capitalized	26.4	19.5	50.3	40.6
Employer payroll tax on employee stock transactions	0.4	1.6	0.6	2.4
Total capitalized software development costs	(18.4)	(14.8)	(54.8)	(19.9)
Stock-based compensation included in total capitalized software development costs above	3.6	3.0	10.1	3.9

Sales and marketing
Stock-based compensation	13.3	11.7	27.1	23.0
Employer payroll tax on employee stock transactions	0.1	0.9	0.2	1.1
Acquisition-related intangible amortization	0.4	0.9	0.8	1.8

General and administrative
Stock-based compensation	7.9	6.8	16.2	13.1
Employer payroll tax on employee stock transactions	0.2	0.3	0.2	0.5
Acquisition-related intangible amortization	0.1	0.6	0.2	1.3

Aside from the effects of stock-based compensation, employer taxes on employee stock transactions, amortization of intangible assets, and the net effect of the amortization and capitalization of software development costs shown in the table above, the following discussion highlights additional factors that impacted our operating expenses.

Operating Expenses

While operating expenses increased in the second quarter and first half of 2009, they benefited from the austerity measures we introduced at the end of last year. These austerity measures included, but were not limited to, reduced travel and entertainment costs, decreased contractor costs and hiring limited to roles that fit our strategic initiatives. The purpose of our austerity measures has been to enable us to maintain reasonable margins and preserve cash while at the same time execute on our core initiatives and deliver value to our customers.

In conjunction with the completion of our data center facility, we reviewed and revised the useful lives of certain fixed assets after considering (i) the estimated future benefits we expect to receive from those assets, (ii) the pattern of consumption of those benefits and (iii) the information available regarding those benefits. As a result of the review, we increased the estimated useful lives of certain fixed assets from 3 to 5 years during the second quarter of 2009. This change in estimate was prospectively applied beginning on April 1, 2009. For the second quarter of 2009, this change in estimate reduced depreciation expense by $3.7. After considering the tax effect on the reduction in depreciation expense, there was no impact on basic and diluted earnings per share for the second quarter and first half of 2009.

A portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Operating expenses benefited by $15.7 million and $34.8 million in the second quarter and first half of 2009, respectively, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared to the same periods in the prior year.

Cost of License Revenues

Cost of license revenues increased between the second quarter of 2009 and 2008, and between the first half of 2009 and 2008. After taking into consideration the items in the table above, cost of license revenues increased primarily due to additional royalty costs in connection with products licensed from third-party providers.

Cost of Services Revenues

          Cost of services revenues decreased between the second quarter of 2009 and 2008, and between the first half of 2009 and 2008. After taking into consideration the items in the table above, cost of services revenues decreased primarily due to a decrease in certain costs that were previously categorized as cost of services revenues that are now reclassified to other operating expense categories on our consolidated statement of income.

Research and Development Expenses

R&D expenses increased between the second quarter of 2009 and 2008. R&D expenses decreased between the first half of 2009 and 2008. After taking into consideration the items in the table above, R&D expenses increased in the second quarter and first half of 2009. The increases were primarily due to increased facilities, salaries and benefits expenses resulting from incremental headcount added primarily in the second half of 2008. The incremental headcount was added in support of maintenance of existing products and also new product development, which is intended to grow our future business. These costs were offset by decreases in consulting and recruiting expenses, which were the result of the austerity measures we implemented at the end of 2008, including limiting hiring to strategic positions.

Sales and Marketing Expenses

Sales and marketing expenses increased between the second quarter of 2009 and 2008, and between the first half of 2009 and 2008. After considering the effect of the items in the table above, the increases in sales and marketing expenses consisted primarily of higher salaries and benefits due to increases in sales and marketing personnel added primarily in the second half of 2008. These cost increases were partially offset by the benefit we received from the strengthening of the U.S. Dollar in addition to decreased travel and entertainment costs resulting from the austerity measures we implemented in the fourth quarter of 2008. A portion of our sales and marketing expenses is denominated in foreign currencies and thus exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, the amount of sales and marketing expenses may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the expenses are payable.

General and Administrative Expenses

After considering the effect of the items in the table above, general and administrative expenses increased between the second quarter of 2009 and 2008, and the first half of 2009 and 2008, respectively, primarily as a result of additional salaries and benefits expenses resulting from additional personnel employed to enhance the infrastructure of our business and to expand our own administrative functions.

Stock-Based Compensation Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation, excluding amounts capitalized under FAS 86	$51.5	$42.1	$101.3	$84.2
Stock-based compensation capitalized under FAS 86	3.6	3.0	10.1	4.0

Stock-based compensation, including amounts capitalized under FAS 86	$55.1	$45.1	$111.4	$88.2

Stock-based compensation expense, excluding amounts capitalized under FAS 86, increased primarily due to restricted stock unit grants in the third quarter of 2008 made to certain international employees who were not eligible to participate in the 2008 Exchange Offer and to various other employees for retention purposes.

In June 2009, we granted approximately 4.1 million stock option awards and 2.2 million restricted stock unit awards through refresh awards to our existing employees. These refresh awards increased stock-based compensation expense by $1.2 in the second quarter of 2009. We expect these awards to increase stock-based compensation expense by approximately $6.5 per quarter over the four-year life of the grants. As of June 30, 2009, the total unamortized fair value of our outstanding equity-based awards and EMC equity-based awards held by our employees was approximately $525.7. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $116.8, $210.0, $135.1, $53.3, and $10.5 for the remainder of 2009, 2010, 2011, 2012, and thereafter, respectively.

In future quarters, our stock-based compensation expense is expected to increase as a result of the grants described above and any additional equity grants we make. Stock-based compensation expense is subject to the amount of stock-based compensation that may be capitalized for the development of new software products and the amount of awards that are forfeited.

Capitalized Software Development Costs, net

Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the products’ technological feasibility has been established and ending when the product is available for general release, in accordance with the provisions of FAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Judgment is required in determining when technological feasibility of a product is established, and our amounts capitalized as software development costs may not be comparable to our peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. For additional financial information, see Note B to the consolidated financial statements included elsewhere in this filing.

In the second quarter of 2009 and 2008, VMware capitalized $18.4 (including $3.6 of stock-based compensation), and $14.8 (including $3.0 of stock-based compensation), respectively, of costs incurred for the development of software products. In the first half of 2009 and 2008, VMware capitalized $54.8 (including $10.1 of stock-based compensation), and $19.9 (including $3.9 of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income. We capitalized more costs during the second quarter and first half of 2009 compared with the second quarter and first half of 2008 primarily due to VMware vSphere 4 reaching technological feasibility during the third quarter of 2008. As a result of the general release of VMware vSphere 4 in the second quarter of 2009, we expect our capitalized software development costs to significantly decline throughout the remainder of 2009.

In the second quarter of 2009, amortization expense from capitalized amounts included in cost of license revenues increased by $3.4 to $17.6, compared with $14.3 in the second quarter of 2008. In the first half of 2009, amortization expense from capitalized amounts included in cost of license revenues remained relatively flat at $28.3, compared with $29.1 in the first half of 2008. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. As a result of the general release of VMware vSphere 4 in the second quarter of 2009, we expect amortization expense to increase throughout the remainder of 2009.

Investment Income

Investment income was $2.5 and $6.3 in the second quarter of 2009 and 2008, and $5.6 and $14.3 in the first half of 2009 and 2008, respectively. Investment income consists of interest earned on cash and cash equivalent balances. Investment income decreased in the second quarter of 2009 and the first half of 2009, primarily due to a decrease in the average rate of interest earned. For the second quarter of 2009, the average rate of interest earned decreased to 0.5% from 1.8% in the second quarter of 2008. The decrease in the average rate of interest earned primarily relates to a decrease in Federal Reserve rates in response to the economic downturn, as well as our diversification efforts which resulted in lower yields given the economic environment.

Interest Expense with EMC, Net

Interest expense with EMC, net, was $2.0 and $3.6 in the second quarter of 2009 and 2008, and $4.7 and $9.4 in the first half of 2009 and 2008, respectively. In the second quarter of 2009 and 2008, interest expense with EMC, net, consisted primarily of $2.0 and $3.7, respectively, of interest expense incurred on the note issued to EMC in April 2007. In the first half of 2009 and 2008, interest expense with EMC, net, consisted primarily of $4.2 and $9.7, respectively, of interest expense incurred on the note issued to EMC in April 2007. The decrease in interest expense in the second quarter and first half of 2009 was due to lower interest rates on the note. For the second quarter of 2009 and 2008, the annualized rate was 1.76% and 3.24% respectively, and for the first half of 2009 and 2008, the annualized rate was 1.87% and 4.26%, respectively. We expect our interest expense on the note payable to decrease in the third quarter of 2009 as a result of a 61 basis point decrease in the third quarter interest rate from the rate used in the second quarter of 2009. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter.

Income Tax Provision

Our effective income tax rate was 16.3% for the second quarter of 2009, compared to 18.4% for the second quarter of 2008. The decrease in the effective rate between the second quarter of 2009 and 2008 was mainly attributable to an increase in tax benefits from tax credits, primarily the research and development tax credit, relative to income before tax and a forecasted shift of earnings from the U.S. to low-tax non-U.S. jurisdictions, partially offset by an increase in unrecognized tax benefits from uncertain tax positions relative to income before tax. The effective tax rate for the first half of 2009 was relatively flat at 17.6%, compared with 17.1% for the first half of 2008. Income earned abroad is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto.

Our rate of taxation in foreign jurisdictions is lower than our United States tax rate.

Liquidity and Capital Resources

	June 30,
	2009	2008
Cash and cash equivalents	$2,275.7	$1,540.3

Our cash flows for the second quarter and first half of 2009 and 2008 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net cash provided by operating activities	$243.3	$150.6	$502.6	$283.8
Net cash used in investing activities	$(69.0)	$(65.4)	$(135.5)	$(151.0)
Net cash provided by financing activities	$69.9	$149.0	$67.8	$176.3

Our operating activities in the second quarter and first half of 2009 and 2008, respectively, generated adequate cash to meet our operating needs. As of June 30, 2009, we had cash and cash equivalents totaling $2,275.7, compared with $1,540.3 as of June 30,

2008. During the second quarter of 2009, key drivers in the increase of cash included the generation of $243.3 of cash from operating activities primarily due to our net income adjusted for non-cash items and the collection of $87.9 on the income tax receivable from EMC, as well as $77.1 of cash from financing activities primarily due to stock option exercises.

We invest excess cash predominantly in money market securities that are liquid and of high-quality investment grade. The fair value for securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any one issuer and also monitor the diversity of the portfolio, thereby diversifying the credit risk. We hold a diversified portfolio of money market funds, which invest in municipal bonds and notes, government agency debt, time deposits, corporate bonds, and commercial paper. As of June 30, 2009, our domestic money market funds that we held as of September 19, 2008 continued to participate in the Temporary Guarantee Program for Money Market Funds, which is backed by the U.S. Treasury Department. The Temporary Guarantee Program for Money Market Funds expires on September 18, 2009. As of June 30, 2009, $2,167.5 or 95% of our cash and cash equivalents balance was invested in money market securities. Of our money market portfolio, 65% of our money market securities were held domestically and 35% were held internationally, and $756.7 or 35% were guaranteed under the Temporary Guarantee Program. In addition to investment in money market securities, we also use excess cash to support our growing infrastructure needs, to expand our operations, and as consideration for acquisitions and strategic investments.

We expect to continue to generate positive cash flow from operations during the remainder of 2009, and we will use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements including strategic acquisitions and capital expenditures for at least the next twelve months.

Cash Flows from Operating Activities

Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in assets and liabilities. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, excess tax benefits from stock-based compensation and other adjustments.

Both the second quarter of 2009 and the first half of 2009 were positively impacted by the collection of $87.9 on the income tax receivable from EMC. The receivable arose from our stand-alone taxable loss for the first half of 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock where the restrictions lapsed. Under the tax sharing agreement with EMC, EMC is obligated to pay to us an amount equal to the tax benefit that EMC will recognize on its consolidated tax return. We expect to collect the remainder of the income tax receivable from EMC in the fourth quarter of 2009. In the second quarter and first half of 2008, we made a $62.3 payment to EMC for our portion of EMC’s 2007 consolidated federal income taxes.

Both the second quarter of 2009 and 2008 and the first half of 2009 and 2008 benefited from an increase in our deferred revenue balance. The increase in our deferred revenue balance is largely driven by increases in deferred maintenance revenue for which we are typically paid in advance.

The second quarter and first half of 2009 benefited from a decrease in our accounts receivable balance. The same periods in 2008 were negatively impacted by an increase in our accounts receivable balance. The decline of our accounts receivable balance in 2009 primarily corresponds to the decline in our sales this year.

With the release of VMware vSphere 4, we expect that capitalized software development costs will decrease, thereby shifting the related cash flows from investing cash flows to operating cash flows.

Cash Flows from Investing Activities

Cash used in investing activities is primarily attributable to capital expenditures, capitalized software development costs, the purchase of investments, and business acquisitions. We made no acquisitions in the second quarter and first half of 2009, compared with $33.3 for acquisitions in the first half of 2008. Acquisitions are an important element of our corporate strategy and we expect to continue to invest in strategic acquisitions in the future.

Our capital expenditures totaled $29.8 and $51.9 in the second quarter of 2009 and 2008, and $65.7 and $100.9 in the first half of 2009 and 2008, respectively. During the second quarter and first half of 2009, our capital expenditures primarily related to the completion of construction of our headquarters facility and completion of our data center and related equipment, as well as software development and computer and network equipment to support increased personnel and related infrastructure requirements. During the second quarter and first half of 2008, our capital expenditures were primarily related to the purchase of furniture and fixtures for our headquarters facilities and investment of cash in the buildings that remained under development. We also invested in computer and network equipment to support increased personnel and related infrastructure requirements both domestically and internationally.

Our capitalized software development costs, excluding stock-based compensation expense, totaled $14.7 and $11.8 in the second quarter of 2009 and 2008, respectively, and $44.7 and $15.9 in the first half of 2009 and 2008, respectively. The increase in capitalized software development costs was primarily the result of our VMware vSphere 4 product reaching technological feasibility during the third quarter of 2008, and the deployment of additional resources to support its development. As a result of the general release of VMware vSphere 4 in the second quarter of 2009, we expect our capitalized software costs to decline significantly for the remainder of 2009.

Our purchase of investments totaled $25.0 and $25.7 in the second quarter and first half of 2009, respectively, and $1.8 in both the second quarter and the first half of 2008.

Cash Flows from Financing Activities

In the second quarter and first half of 2009 and 2008, we received proceeds from the issuance of our common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan, which were $77.1 and $109.7 in the second quarter of 2009 and 2008, and $81.6 and $133.3 in the first half of 2009 and 2008, respectively. Additionally, the excess tax benefit from stock-based compensation was $4.2 and $56.7 in the second quarter of 2009 and 2008, respectively and $4.5 and $79.4 in the first half of 2009 and 2008, respectively. These changes year-over-year in the excess tax benefit from stock-based compensation were primarily due to the decline in the market value of our stock and the number of awards exercised, sold or vested. These cash inflows were partially offset by cash outflows to repurchase our shares to cover tax withholding obligations of $11.4 and $17.4 in the second quarter of 2009 and 2008, respectively, and $18.2 and $36.5 in the first half of 2009 and 2008, respectively.

Future cash proceeds from issuances of common stock and the excess tax benefit from stock-based compensation will depend upon and could fluctuate significantly from period-to-period based on the market value of our stock, the number of awards exercised, sold or vested, the tax benefit realized, and the tax-affected compensation recognized.

To date, inflation has not had a material impact on our financial results.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the second quarter of 2009.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We are currently evaluating the potential impact of FAS No. 167 on our financial statements.

In June 2009, the FASB issued FAS No. 168, “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “Codification”), which will be the single source of authoritative nongovernmental U.S. GAAP beginning July 1, 2009. The Codification will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not intended to change GAAP, but is anticipated to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue. Although the adoption of the Codification is not expected to have an impact on our financial position and results of operations, all future references to authoritative accounting literature in our financial statements will be consistent with the Codification.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.

In order to manage our exposure to foreign currency fluctuations, we started a program to enter into foreign currency hedges related to outstanding monetary assets and liabilities. As of July 1, 2009, we entered into forward contracts to hedge certain net monetary asset positions. We expect the market risks of our foreign currency forward contracts to be offset by corresponding gains and losses on the transactions being hedged. We will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, we would recognize derivative instruments as either assets or liabilities on the consolidated balance sheets at fair value. Changes in the fair value (i.e. gains or losses) of the derivatives would be recorded in the consolidated statements of income as other income (expense), net. We do not plan to execute foreign currency hedges for speculative purposes.

International revenues as a percentage of total revenues in the second quarter and first half of 2009 were similar to the second quarter and first half of 2008. Historically, our revenue contracts were primarily denominated in U.S. Dollars and the vast majority of our purchase contracts are denominated in U.S. Dollars. With the general release of VMware vSphere 4 in the second quarter of 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in addition to invoicing in the U.S. Dollar. A portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support, and research and development, are denominated in foreign currencies, primarily the Euro, the British Pound, the Indian Rupee, and the Australian Dollar. These costs, revenues resulting from selling in local currencies, and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, operating margins may differ materially from expectations.

Operating expenses benefited by $15.7 million and $34.8 million in the second quarter and first half of 2009, respectively, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared to the same periods in the prior year. In conjunction with the general release of VMware vSphere 4 in the second quarter of 2009, we started to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar. Due to the timing of the release of VMware vSphere 4, which occurred late in the second quarter of 2009, invoicing in local currencies did not have a significant impact on our revenues.

Interest Rate Risk

As of June 30, 2009, $450.0 million was outstanding on the consolidated balance sheet in relation to the note payable to EMC. The annualized interest rate for the second quarter of 2009 and 2008 was 1.76% and 3.24%, respectively, and the annualized interest rate for the first half of 2009 and 2008 was 1.87% and 4.26%, respectively. For the second quarter of 2009 and 2008, $2.0 million and $3.7 million, respectively, of interest expense was recorded related to the note payable. For the first half of 2009 and 2008, $4.2 million and $9.7 million, respectively, of interest expense was recorded related to the note payable.

Our exposure to market risk for changes in interest rates relates primarily to the variable interest obligation on the $450.0 million outstanding on the consolidated balance sheet in relation to the note payable to EMC. The note may be repaid, without penalty, at any time. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. We expect our interest expense on the note payable to decrease in the third quarter of 2009 as a result of a 61 basis point decrease in the third quarter interest rate from the rate used in the second quarter of 2009. If the interest rate on the note payable were to change 100 basis points from the June 30, 2009 rate and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

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

The virtualization products and services we develop and sell are based on an emerging technology platform and our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting virtual infrastructure solutions. Our relatively limited operating history and the relatively limited extent to which virtual infrastructure solutions have been currently adopted may make it difficult to evaluate our business because the potential market for our products remains uncertain. The markets for our virtualization products are new and have grown rapidly from a small base. As the markets for our products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods. In addition, to the extent that rates of adoption of virtualization infrastructure solutions occur more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft currently provides products that compete with some of our free offerings, and has released virtual infrastructure and virtual management products, announced plans to add higher-end features to those products and announced a cloud-based computing initiative. Microsoft’s offerings are positioned to compete with our virtual infrastructure and other virtualization product offerings. We also face competition from other companies and there have been a number of announcements of new product initiatives, alliances and consolidation efforts by our competitors. For example, Citrix Systems continues to enhance its server virtualization offerings, and its virtual desktop offering. In the first half of 2009, Oracle completed its acquisition of Virtual Iron and agreed to acquire Sun Microsystems which has its own hypervisor-based virtualization technology, Microsoft has announced cloud and virtual desktop offerings as well as plans to release the second version of its hypervisor-based server virtualization product and IBM announced new cloud computing initiatives. Other companies have also indicated their intention to expand offerings of virtual management solutions. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase.

Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has implemented distribution arrangements with x86 system vendors and independent software vendors, or ISVs, related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of our corresponding format. Microsoft has in the past also implemented pricing policies that require customers to pay additional license fees based on certain uses of virtualization technology and other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution and licensing restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications and Microsoft offers its own server virtualization software packaged with the 2008 release of its Windows server product. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings.

We also face potential competition from our partners. For example, third parties currently selling our products could build and market their own competing products and services or market competing products and services of third parties. If we are unable to compete effectively, our growth and our ability to sell products at profitable margins could be materially and adversely affected.

The current economic downturn and ongoing uncertainty in global economic conditions and the resulting reduction in information technology spending may be longer or deeper than currently expected and therefore continue to adversely impact our revenues, impede end user adoption of new products and product upgrades and adversely impact our competitive position.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, could continue to adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles (for example, for enterprise license agreements (“ELAs”)), lowering prices for our products and services, reducing unit sales, decreasing or reversing quarterly growth in our revenues, reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products.

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

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive virtualization solution than they individually had offered. For example, in 2008, Red Hat acquired Qumranet, a developer of virtual infrastructure solutions, and Citrix and Intel announced a desktop virtualization collaboration. In the first half of 2009, Oracle and Sun Microsystems announced that they had entered into an agreement under which Oracle will acquire Sun, Oracle completed its acquisition of Virtual Iron and Microsoft announced an additional expansion of its alliance with Citrix. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

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

Both the cloud computing and virtual desktop markets are in early stages of development. Other companies seeking to enter and develop competing standards for the cloud computing market such as Microsoft, IBM, Oracle, Google and Amazon and the virtual desktop market such as Microsoft and Citrix have introduced or are likely to introduce their own initiatives that may compete with or not be compatible with our cloud and virtual desktop computing initiatives which could limit the degree to which other vendors develop products and services around our offerings and end users adopt our platforms. Additionally, our operating margins in our newer initiatives may be lower than those we have achieved in the markets we currently serve, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, may make it more difficult to introduce those products to end users and delay end user adoption of our product offerings. We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain x86 system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners and x86 system vendors may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. One of the Company’s distribution agreements is with Ingram Micro, which accounted for 17% and 18% of our revenues in the first half of 2009 and fiscal year 2008, respectively. The agreement with Ingram Micro under which the Company receives the substantial majority of its Ingram Micro revenues is terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. The terms of this agreement between Ingram Micro and us are substantially similar to the terms of the agreements we have with other distributors, except for certain differences in shipment and payment terms, indemnification obligations and product return rights. While we believe that we have in place, or would have in place by the date of any such termination, agreements with other distributors sufficient to maintain our revenues from distribution, if we were to lose Ingram Micro’s distribution services, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

The concentration of our product sales among a limited number of distributors and the weakness in credit markets increases our potential credit risk and could cause significant fluctuations or declines in our product revenues.

One distributor accounted for 17% and 18% of revenues in the first half of 2009 and fiscal year 2008, respectively. Additionally, another distributor accounted for 16% of revenues in both the first half of 2009 and fiscal year 2008. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 47% of our total accounts receivable as of June 30, 2009 was from two distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by the current global economic downturn, or if there is a continuation or worsening of the downturn. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

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

Our revenues, collection of accounts receivable and financial results may be adversely impacted by fluctuation of foreign currency exchange rates. While foreign currency hedges can offset some of the risk related to foreign currency fluctuations, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures or if our foreign currency hedges do not perform as expected.

Our revenues and our collection of accounts receivable may be adversely impacted as a result of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies. For example, we have distributors in foreign countries that may incur higher costs due to the strengthening of the U.S. Dollar. One or more of these distributors could delay payments or default on credit extended to them. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources. If we determine that the amount of accounts receivable to be uncollectible is greater than our estimates, we would recognize an increase in bad debt expense, which would have a negative impact on our results of operations. In addition, in periods when the value of the U.S. Dollar strengthens, we may need to offer additional discounts, reduce prices or offer other incentives to mitigate the negative effect on demand.

In the second quarter of 2009, we began to invoice in non-U.S. Dollar denominated currencies, thereby conducting a portion of our revenue transactions in currencies other than the U.S. Dollar. Although this program may alleviate credit risk from our distributors during periods when the U.S. Dollar strengthens, it may also negatively impact our revenues, anticipated cash flows and financial results due to fluctuations in foreign currency exchange rates, particularly the Euro, the British Pound, the Japanese Yen and the Australian Dollar relative to the U.S. Dollar. While variability in operating margin may be reduced due to invoicing in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our financial statements.

In order to manage our exposure to foreign currency fluctuations, we started a program to enter into foreign currency hedges related to outstanding monetary assets and liabilities. As of July 1, 2009, we entered into forward contracts to hedge certain net monetary asset positions. Although we expect the market risks of our foreign currency forward contracts to be offset by corresponding gains and losses on the transactions being hedged, our hedging transactions may not yield the results we expect. Additionally, we expect to continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures.

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

To execute on our strategy, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock options, restricted stock grants or other stock-based compensation they are to receive in connection with their employment. Declines in the value of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. As such, despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we rely on confidentiality or license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely on “click-wrap” and “shrink-wrap” licenses in some instances.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were $226.8 million, or 24% of our total revenues, in the six months ended June 30, 2009, and $429.2 million, or 23% of our total revenues, in 2008. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, financial condition and results of operations. An acquired business may not deliver the expected results. For example, an acquisition may not further our strategies or results in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

Additionally, we have limited historical experience with the integration of acquired companies. There can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from these businesses. Any difficulties we encounter in the integration process could divert management from day-to-day responsibilities, increase our expenses and have a material adverse effect on our business, financial condition and results of operations. We may also face difficulties due to the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners. Other risks related to acquisitions include the assumption of the liabilities of the acquired business, including litigation-related liability.

In addition, we review our amortizable intangible assets annually for impairment, or more frequently, when events or changes in circumstances indicate the carrying value may not be recoverable, and we are required to test goodwill for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets resulting from an acquisition or otherwise is determined, resulting in an adverse impact on our results of operations. In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction. Further, the risks described above may be exacerbated as a result of managing multiple acquisitions at the same time. We also seek to invest in businesses that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business.

Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales and operations.

In the first half of 2009 and in fiscal year 2008, we derived approximately 48% of our revenues from customers outside the United States. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

As of June 30, 2009, EMC owned 27,000,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 83% of the total outstanding shares of common stock or 98% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Shares of Class B common stock are entitled to one vote per share when voting for such remaining directors. Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors. If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC (other than in a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or in transfers following such a distribution), those shares will automatically convert into Class A common stock. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

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

The historical financial information covering the periods prior to our initial public offering (“IPO”) in August 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during those historical periods. The historical costs and expenses reflected in our consolidated financial statements prior to 2008 include an allocation for certain corporate functions historically provided by EMC, including tax, accounting, treasury, legal and human resources services. Although we have transitioned most of these corporate functions to VMware personnel, in certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees include a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs have been charged by EMC and are included as expenses in our consolidated statements of income. Our historical financial information is not necessarily indicative of what our financial position, results of operations or cash flows will be in the future if and when we contract at arm’s-length with independent third parties for the services we have received and currently receive from EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2008 and June 30, 2009, the closing trading price of our Class A common stock was very volatile, ranging between $17.88 and $84.60 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

Substantial amounts of Class A common stock are held by our employees, EMC, Intel Corporation (“Intel”) and Cisco Systems (“Cisco”), and all of the shares of our Class B common stock, which may be converted to Class A common stock upon request of the holder, are held by EMC. Contractual restrictions on the sale of shares held by EMC, Cisco and Intel expired in 2008. Since the expiration of the contractual restrictions on its sale of VMware stock, Intel has sold a portion of the shares that it initially purchased and disclosed that as of May 12, 2009, it held approximately 5.0 million of the shares of Class A common stock it had originally purchased. Cisco and EMC each purchased 500,000 of the shares sold by Intel during 2008, thereby increasing their holdings. Shares of Class A common stock held by EMC (including shares of Class A common stock that might be issued upon the conversion of Class B common stock) are eligible for sale subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding Class A common stock or our average weekly trading volume during any three-month period and following the expiration of their contractual restrictions. Additionally, EMC possesses registration rights with respect to the shares of our common stock that it holds. If EMC chooses to exercise such rights, its sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our Class A common stock may decline.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1 – April 30, 2009	1,188	$28.67	—	$—
May 1 – May 31, 2009	7,108	28.21	—	—
June 1 – June 30, 2009	345,411	32.42	—	—

	353,707	32.37	—	$—

We do not have a publicly announced stock repurchase program. All shares referenced in the above table were withheld through net share settlements during the fiscal quarter ending June 30, 2009 upon the vesting of restricted stock under our equity compensation plan to satisfy tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders (the “Annual Meeting”) on May 27, 2009. At the Annual Meeting, our Class B stockholders elected two Class II, Group I directors to each serve a three-year term and our Class A common and Class B common stockholders:

1.	ratified the selection by the Audit Committee of our Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2009, and

2.	approved an amendment to VMware’s 2007 Equity and Incentive Plan to increase the number of shares of Class A common stock available for grant under the plan by 20 million shares.

The election of the Class II, Group I directors nominated for election at the Annual Meeting was voted on solely by the Class B common stock. Each share of Class B common stock was entitled to ten votes per share on all matters to be voted on at the Annual Meeting. Each shares of Class A common stock was entitled to one vote per share on all matters to be voted on at the Annual Meeting for which Class A common stockholder votes were solicited.

The results of the votes for each of the above proposals were as follows:

1.	Election of Directors:

	Class	In Favor	Against
Michael W. Brown (Group I director)	Class B	3,000,000,000	—
Dennis D. Powell (Group I director)	Class B	3,000,000,000	—

2.	Ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2009:

Class	In Favor	Against	Abstain
Class A	80,752,066	240,556	100,212
Class B	3,000,000,000	—	—

3.	Approved the amendment to the VMware, Inc. 2007 Equity Incentive Plan:

Class	In Favor	Against	Abstain	Broker Non-Votes
Class A	52,082,618	16,877,502	28,474	12,104,240
Class B	3,000,000,000	—	—	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	VMware, Inc. 2007 Equity and Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to VMware, Inc.’s Registration Statement on Form S-8 filed on June 4, 2009).

10.2	2009 Executive Bonus Plan, as amended.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: August 6, 2009	By:	/s/ MARK S. PEEK
Mark S. Peek Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	VMware, Inc. 2007 Equity and Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to VMware, Inc.’s Registration Statement on Form S-8 filed on June 4, 2009).

10.2	2009 Executive Bonus Plan, as amended.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.