Form 10-Q
period 2009-09-30
VMWARE, INC.
filed 2009-11-04
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 29, 2009, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 401,610,119, of which 101,610,119 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld and VMware vSphere are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,176,161	$1,840,812
Accounts receivable, less allowance for doubtful accounts of $1,665 and $1,690	255,700	338,014
Deferred tax asset, current portion	54,810	44,573
Income taxes receivable from EMC	—	111,050
Other current assets	75,462	55,639

Total current assets	2,562,133	2,390,088
Property and equipment, net	407,739	418,212
Capitalized software development costs, net and other	161,002	134,553
Deferred tax asset, net of current portion	99,878	68,280
Intangible assets, net	98,617	56,984
Goodwill	1,113,411	771,088

Total assets	$4,442,780	$3,839,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,390	$74,708
Accrued expenses	237,607	211,519
Due to EMC, net	23,304	33,407
Income taxes payable	4,607	15,761
Deferred revenue, current portion	645,464	544,355

Total current liabilities	947,372	879,750
Note payable to EMC	450,000	450,000
Deferred revenue, net of current portion	344,165	325,634
Deferred tax liability	62,954	47,825
Other liabilities	89,088	65,929

Total liabilities	1,893,579	1,769,138
Commitments and contingencies (see Note J)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 99,798 and 90,448 shares	998	904
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	2,197,144	1,836,513
Accumulated other comprehensive income	3,026	—
Retained earnings	345,033	229,650

Total stockholders’ equity	2,549,201	2,070,067

Total liabilities and stockholders’ equity	$4,442,780	$3,839,205

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
License	$240,271	$285,086	$725,236	$863,299
Services	249,480	187,035	690,500	503,125

	489,751	472,121	1,415,736	1,366,424
Operating expenses:
Cost of license revenues	37,529	21,535	85,741	66,033
Cost of services revenues	58,544	52,919	166,481	166,122
Research and development	133,509	85,315	360,290	318,698
Sales and marketing	185,222	167,914	506,787	475,478
General and administrative	51,711	43,418	148,299	129,682

Operating income	23,236	101,020	148,138	210,411
Investment income	1,621	7,654	7,179	21,968
Interest expense with EMC, net	(1,319)	(3,823)	(5,992)	(13,221)
Other income (expense), net	8,336	(1,321)	6,887	(497)

Income before income taxes	31,874	103,530	156,212	218,661
Income tax provision (benefit)	(6,345)	20,242	15,523	39,982

Net income	$38,219	$83,288	$140,689	$178,679

Net income per weighted-average share, basic for Class A and Class B	$0.10	$0.21	$0.36	$0.47

Net income per weighted-average share, diluted for Class A and Class B	$0.09	$0.21	$0.35	$0.45

Weighted-average shares, basic for Class A and Class B	396,366	387,621	392,712	383,876
Weighted-average shares, diluted for Class A and Class B	402,888	394,232	397,433	397,093

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income	$38,219	$83,288	$140,689	$178,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,420	40,644	141,730	117,537
Stock-based compensation, excluding amounts capitalized	62,352	35,317	163,623	119,550
Excess tax benefits from stock-based compensation	(8,365)	(5,844)	(12,838)	(85,271)
Gain on acquisition	(5,859)	—	(5,859)	—
Other	2,606	1,242	3,240	2,300
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,091	20,803	85,782	(3,483)
Other assets	(8,820)	(2,369)	(7,924)	(15,650)
Due to/from EMC, net	(5,645)	2,904	(15,056)	43,190
Accounts payable	(2,203)	7,629	(30,585)	(7,946)
Accrued expenses	20,404	(18,058)	34,292	(17,569)
Income taxes receivable from EMC	20,028	10,450	107,927	(97,064)
Income taxes payable	(9,840)	17,563	11,270	28,069
Deferred income taxes, net	(11,596)	(8,876)	(26,195)	37,843
Deferred revenue	47,574	58,812	111,829	227,134

Net cash provided by operating activities	199,366	243,505	701,925	527,319

Cash flows from investing activities:
Additions to property and equipment	(14,245)	(32,664)	(79,913)	(133,585)
Capitalized software development costs	(8,844)	(37,961)	(53,524)	(53,895)
Purchase of investments	(5,720)	—	(31,465)	(1,750)
Business acquisitions, net of cash acquired	(356,278)	(57,363)	(356,278)	(90,652)
Decrease in restricted cash	—	—	549	896

Net cash used in investing activities	(385,087)	(127,988)	(520,631)	(278,986)

Cash flows from financing activities:
Proceeds from issuance of common stock	84,917	34,090	166,523	167,417
Excess tax benefits from stock-based compensation	8,365	5,844	12,838	85,271
Shares repurchased for tax withholdings on vesting of restricted stock	(7,060)	(4,339)	(25,306)	(40,817)

Net cash provided by financing activities	86,222	35,595	154,055	211,871

Net increase (decrease) in cash and cash equivalents	(99,499)	151,112	335,349	460,204
Cash and cash equivalents at beginning of the period	2,275,660	1,540,260	1,840,812	1,231,168

Cash and cash equivalents at end of the period	$2,176,161	$1,691,372	$2,176,161	$1,691,372

Non-cash items:
Changes in capital additions, accrued but not paid	$4,388	$11,919	$(12,089)	$24,115
Fair value of stock options assumed in acquisition	$16,187	$—	$16,187	$—

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

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, capitalized software development costs, receivable valuation, certain accrued liabilities, useful lives of fixed assets, valuation of acquired intangibles, revenue reserves, income taxes, stock-based compensation, and contingencies. Actual results could differ from those estimates.

Subsequent Events

The Company evaluated events and transactions that occurred after the balance sheet date through November 4, 2009, the date the financial statements were issued, for potential recognition or disclosure in the Company’s financial statements. No additional disclosure in this filing is required.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities. This revision is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. VMware does not expect the standard to have a material impact on the Company’s financial position and results of operations.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

In June 2009, the FASB issued “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “Codification”), which is the single source of authoritative nongovernmental U.S. GAAP beginning July 1, 2009. Use of and reference to the Codification became effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not intended to change U.S. GAAP, but is anticipated to make it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The adoption of the Codification did not have an impact on the Company’s financial position and results of operations.

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

VMware licenses most of its software under perpetual licenses through its channel of distributors, resellers, x86 system vendors, and systems integrators and through its direct sales force. VMware defers revenues relating to products that have shipped into its channel until its products are sold through the channel. VMware obtains sell-through information from distributors and certain resellers on a monthly basis. For VMware’s channel partners who do not report sell-through data, VMware determines sell-through based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For software sold by x86 system vendors that is bundled with their hardware, unless the Company has a separate license agreement with the end user, revenue is recognized in arrears upon the receipt of binding royalty reports.

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

Services revenues

        Services revenues consist of software maintenance and professional services. VMware recognizes software maintenance revenues ratably over the contract period. Professional services include design, implementation, and training. Professional services are not considered essential to the functionality of VMware’s products as these services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements performed for a fixed fee, for which VMware is able to

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours and direct expenses incurred. Professional services engagements that are on a time and materials basis are recognized based upon hours incurred. Revenues on all other professional services engagements are recognized upon completion.

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

Research and Development and Capitalized Software Development Costs

Costs related to research and development (“R&D”) are generally charged to expense as incurred. Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established. Changes in judgment as to when technological feasibility is established, or changes in the Company’s business, including VMware’s go-to-market strategy, would likely materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability declines in the future, the amount of costs capitalized would likely decrease. In addition, VMware’s R&D expenses and amounts capitalized as software development costs may not be comparable to VMware’s peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over periods ranging from 18 to 24 months, which represent the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of revenues generated.

Unamortized software development costs were $138.8 million and $128.8 million as of September 30, 2009 and December 31, 2008, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheet.

In the three months ended September 30, 2009 and 2008, VMware capitalized $10.6 million (including $1.8 million of stock-based compensation), and $45.8 million (including $7.8 million of stock-based compensation), respectively, of costs incurred for the development of software products. In the nine months ended September 30, 2009 and 2008, VMware capitalized $65.4 million (including $11.8 million of stock-based compensation), and $65.6 million (including $11.7 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the Company’s accompanying consolidated statements of income. Amortization expense from capitalized amounts was $27.0 million and $11.0 million in the three months ended September 30, 2009 and 2008, respectively. Amortization expense from capitalized amounts was $55.3 million and $40.2 million in the nine months ended September 30, 2009 and 2008, respectively. Amortization expense is included in cost of license revenues on the Company’s consolidated statements of income.

Long-Lived Assets

Intangible assets, other than goodwill, are amortized over their estimated useful lives, during which the assets are expected to contribute directly or indirectly to future cash flows, and which range from one to eleven years. In the three months ended September 30, 2009 and 2008, VMware amortized $3.4 million and $5.1 million, respectively, for intangible assets. The amortization expense for the nine months ended September 30, 2009 and 2008 was $10.0 million and $12.8 million, respectively.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

VMware reviews long-lived assets for impairment if events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Goodwill is carried at its historical cost. VMware tests goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

To date, there have been no impairments of goodwill or other intangible assets.

Investments

For investments in public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values in other current assets on the consolidated balance sheet. Unrealized gains and losses on these investments, net of tax, are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Other equity investments in private companies, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for using the cost method of accounting. Under the cost method, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, and additional investments. The Company’s investments were not material as of September 30, 2009.

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

Derivative Financial Instruments

The Company accounts for derivative instruments and hedging activities in accordance with generally accepted accounting principles, which requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

In order to manage VMware’s exposure to foreign currency fluctuations, VMware enters into foreign currency contracts to hedge certain net monetary asset positions. The Company does not enter into speculative foreign exchange contracts for trading purposes. As of September 30, 2009, VMware had outstanding forward contracts with a total notional amount of $93.8 million. These derivative instruments are adjusted to fair value through other income (expense), net in the consolidated statements of income. The fair value of the outstanding derivative instruments was immaterial as of September 30, 2009. See Note D to the consolidated financial statements for further information.

Business Acquisitions

For business acquisitions, the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, which are measured at the acquisition date fair value. Goodwill is measured as the excess of consideration transferred, the fair value of any non-controlling interest, and the fair value of previously held equity interest over the net amounts of the identifiable assets acquired and the liabilities assumed at the acquisition date.

The Company uses significant estimates and assumptions, including fair value estimates, as of the business combination date and refines those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which the Company may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the income statement.

Costs to effect an acquisition are recorded in general and administrative expenses on the consolidated statements of income as the expenses are incurred.

Comprehensive Income

The components of comprehensive income include net income adjusted for unrealized gains (losses) on available-for-sale securities, net of tax. See Note L to the consolidated financial statements for more information.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Concentrations of Risks

Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash on deposit with banks exceeds the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash and cash equivalents primarily in money market funds and limits the amount of investment with any one issuer. As of September 30, 2009, VMware had $2,010.7 million in money market funds. The Temporary Guarantee Program for Money Market Funds expired on September 18, 2009, and as such, VMware’s investments in certain money market funds no longer have a guarantee backed by the U.S. Treasury. VMware holds a diversified portfolio of money market funds, which invest in municipal bonds and notes, government agency debt, time deposits, corporate bonds, and commercial paper. VMware monitors the counterparty risk to ensure adequate diversification amongst the financial institutions holding the Company’s funds. VMware also monitors counterparty risk to financial institutions with which the Company enters into derivatives by ensuring that these financial institutions are of high credit quality.

C. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted-average number of outstanding shares of common stock excludes potentially dilutive securities. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities, as calculated using the treasury stock method, outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, other unvested restricted stock, and purchase options under the Company’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of September 30, 2009, VMware had 98.8 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$38,219	$83,288	$140,689	$178,679

Weighted-average shares, basic for Class A and Class B	396,366	387,621	392,712	383,876
Effect of dilutive securities	6,522	6,611	4,721	13,217

Weighted-average shares, diluted for Class A and Class B	402,888	394,232	397,433	397,093

Net income per weighted-average share, basic for Class A and Class B	$0.10	$0.21	$0.36	$0.47

Net income per weighted-average share, diluted for Class A and Class B	$0.09	$0.21	$0.35	$0.45

For the three and nine months ended September 30, 2009, 17.1 million and 22.0 million stock options, respectively, to acquire VMware Class A common stock and 1.0 million and 1.2 million shares of restricted stock, respectively, were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2008, 12.6 million and 7.2 million stock options, respectively, to acquire VMware Class A common stock and 6.0 million and 5.5 million shares of restricted stock, respectively, were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

D. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

        Generally accepted accounting principles provide that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, generally accepted accounting principles establish a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) inputs are quoted prices in active markets for identical assets or liabilities, (Level 2) inputs other than the quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly, and (Level 3) unobservable inputs for the assets or liabilities in which there is little or no market data, which requires VMware to develop its own assumptions. This hierarchy requires VMware to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

VMware’s money market funds and available-for-sale securities are classified within Level 1 of the fair value hierarchy because the securities are valued using quoted prices in active markets for identical assets. VMware’s valuation inputs for foreign currency forward contracts are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

The following table sets forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities that are required to be measured at fair value as of September 30, 2009 (table in thousands):

Fair Value Measurement as of September 30, 2009
Level 1
Assets:
Money market securities	$2,010,722
Available-for-sale securities	24,880

Derivative Instruments

In conjunction with the general release of VMware vSphere 4 in the second quarter of 2009, VMware began invoicing and collecting in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar. In order to manage the Company’s exposure to foreign currency fluctuations, VMware initiated a program to enter into economic foreign currency hedges related to certain outstanding monetary assets and liabilities in the third quarter of 2009. The gains and losses on the Company’s foreign currency forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated assets and liabilities that the Company hedges, and are reported in other income (expense), net in the consolidated statements of income. The Company does not enter into speculative foreign exchange contracts for trading purposes.

VMware’s foreign currency forward contracts are traded monthly with a contractual term of one month. As of September 30, 2009, VMware had outstanding forward contracts with a total notional value of $93.8 million. The fair value of these forward contracts was immaterial as of September 30, 2009 and therefore excluded from the table above. The fair value was measured under Level 2 sources as discussed above.

VMware recognized a loss of $1.8 million on foreign currency forward contracts not designated as hedging instruments during the three and nine months ended September 30, 2009. The loss was recorded in other income (expense), net.

E. Business Acquisitions, Goodwill, and Intangible Assets

Business Acquisition

Overview

On September 15, 2009, VMware acquired all of the remaining outstanding capital stock of SpringSource Global, Inc. (“SpringSource”), under the terms of an Agreement and Plan of Merger entered into in August 2009. SpringSource was a private company based in San Mateo, California, and a leader in enterprise and web application development and management. Through the acquisition of SpringSource, VMware plans to deliver new solutions that enable companies to more efficiently build, run, and manage applications within both internal and external cloud architectures that can host both existing and new applications. These solutions will extend VMware’s strategy to deliver Platform-as-a-Service solutions that can be hosted at customer datacenters or at service providers. SpringSource will also support VMware’s mission to simplify enterprise information technology and make customer environments more efficient, scalable, and easier to manage.

The SpringSource acquisition was accounted for as a business combination. The results of operations of SpringSource since September 15, 2009 have been included in VMware’s consolidated statement of income, and were not significant.

The aggregate consideration transferred to acquire SpringSource was $389.2 million, which includes cash of $373.0 million and the fair value of stock options assumed attributed to pre-combination services of $16.2 million. In addition, the Company assumed stock options attributed to post-combination services and issued restricted common stock with a total fair value of $44.6 million.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

In accordance with the merger agreement, the number of VMware stock options into which assumed SpringSource stock options were converted and the number of shares of common stock that were issued were determined based on a ratio. The ratio was derived from the per share merger consideration payable to holders of SpringSource capital stock and the ten-day trading average of VMware’s Class A common stock two trading days immediately prior to September 15, 2009. The assumed vested and unvested stock options converted into 652,253 and 476,081, respectively, of VMware stock options to purchase Class A common stock with a weighted-average exercise price of $4.87 per share. In addition, 572,492 shares of VMware Class A common stock were issued to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds. The shares are subject to vesting restrictions based upon continued employment with VMware. Subject to meeting the vesting requirements, the holders of the shares will receive a guaranteed minimum value that is equivalent to the portion of their cash merger proceeds foregone to receive the shares. To the extent that the fair value of the shares is less than the guaranteed minimum value, the difference will be paid in cash upon vesting.

The Company included the fair value of the stock options assumed by VMware attributed to pre-combination services of $16.2 million in the consideration transferred for the acquisition. The fair value of the stock options attributed to post-combination services and the fair value of the restricted common stock of $44.6 million were not included in the consideration transferred and are being recognized as stock-based compensation expense over their remaining requisite service periods. The fair value of the stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions: i) market price of $40.00 per share, which was the closing price of VMware’s Class A common stock on the acquisition date; ii) expected term of 1.6 years; iii) risk-free interest rate of 0.7%; iv) annualized volatility of 38.1%; and v) no dividend yield. The weighted-average acquisition-date fair value of the assumed stock options attributed to post-combination services was $35.02. The fair value of the restricted common stock was based on the acquisition-date closing price of $40.00 per share for VMware’s Class A common stock.

In connection with the acquisition, VMware also agreed to offer additional equity incentives to SpringSource employees. Accordingly, VMware granted an aggregate of approximately 2.3 million stock options and 0.8 million restricted stock units under its 2007 Equity and Incentive Plan (“2007 Plan”) shortly after the close of the acquisition. Stock-based compensation expense of approximately $58 million will be recognized over the four-year vesting term of the awards.

As of September 30, 2009, the accounting for the SpringSource acquisition had not been finalized due to pending items related to tax and the current assets and liabilities recorded as a result of the acquisition. Based on a preliminary assessment, the Company recorded provisional amounts for these items in its consolidated financial statements as of September 30, 2009. During the measurement period, VMware may record adjustments to the provisional amounts recorded in the Company’s initial accounting for the acquisition.

The following table summarizes the allocation of the consideration transferred to the fair value of the assets acquired and liabilities assumed at September 15, 2009 (table in thousands):

Cash	$16,703
Other current assets	8,147
Property and equipment	1,071
Intangible assets	46,000
Goodwill	336,818
Deferred tax asset and other assets	12,608

Total assets acquired	421,347
Deferred tax liability	(12,583)
Deferred revenue	(7,811)
Other current liabilities	(3,057)
Income taxes payable	(8,729)

Total liabilities assumed	(32,180)

Fair value of identifiable assets acquired and liabilities assumed	$389,167

Gain on Acquisition

As required by generally accepted accounting principles, VMware remeasured a previously held equity interest in SpringSource to fair value immediately before the acquisition date to $10.9 million and recorded a gain of $5.9 million in other income (expense), net on the consolidated statements of income for the three and nine months ended September 30, 2009. The $10.9 million was recorded to goodwill, bringing the total amount of goodwill related to SpringSource to $347.7 million.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Goodwill

In conjunction with the SpringSource acquisition, the excess of the consideration transferred and the fair value of the previously held equity interest over the fair values assigned to the assets acquired and liabilities assumed was $347.7 million, which represents the goodwill resulting from the acquisition, and was allocated to VMware’s one reportable segment. Management believes that the goodwill mainly represents the synergies expected from combining the technologies of VMware and SpringSource. None of the goodwill is expected to be deductible for income tax purposes. Goodwill is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

Changes in the carrying amount of goodwill, including the effects of the SpringSource acquisition, for the nine months ended September 30, 2009 consist of the following (table in thousands):

Balance, January 1, 2009	$771,088
Goodwill acquired	347,677
Adjustments to purchase price allocations on previous acquisitions	(5,354)

Balance, September 30, 2009	$1,113,411

Intangible Assets

The following table summarizes the fair value of the intangible assets acquired in conjunction with the SpringSource acquisition (table in thousands):

	Weighted- Average Useful Lives (in years)	Fair Value Amount
Customer relationships and customer lists	9.4	$25,700
Purchased technology	4.0	11,900
Trademarks and tradenames	10.0	7,100
Other	2.5	1,300

Total intangible assets, excluding goodwill		$46,000

F. Property and Equipment, Net

Property and equipment, net, as of September 30, 2009 and December 31, 2008 consist of the following (table in thousands):

	September 30, 2009	December 31, 2008
Equipment and software	$333,327	$284,458
Buildings and improvements	258,986	182,118
Furniture and fixtures	48,554	45,904
Construction in progress	2,343	66,663

Total property and equipment	643,210	579,143
Accumulated depreciation	(235,471)	(160,931)

Total property and equipment, net	$407,739	$418,212

In the first quarter of 2009, the Company occupied the completed portions of its data center facility and construction was completed on the Company’s headquarters facilities. The related costs for each were transferred from construction in progress to the appropriate asset categories. As of December 31, 2008, construction was still in process on these facilities.

Depreciation expense was $24.9 million and $24.5 million for the three months ended September 30, 2009 and 2008, respectively, and $76.3 million and $64.6 million for the nine months ended September 30, 2009 and 2008, respectively.

        In conjunction with the completion of its data center facility, VMware reviewed and revised the useful lives of certain fixed assets after considering (i) the estimated future benefits the Company expects to receive from those assets, (ii) the pattern of consumption of those benefits and (iii) the information available regarding those benefits. As a result of the review, VMware increased the estimated useful lives of certain fixed assets from 3 to 5 years during the three months ended June 30, 2009. This change in estimate was prospectively applied beginning on April 1, 2009. For the three months ended September 30, 2009, this change in estimate reduced

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

depreciation expense by $3.6 million. After considering the tax effect on the reduction in depreciation expense, there was no impact on diluted earnings per share for the three months ended September 30, 2009, and a $0.01 impact on both basic and diluted earnings per share for the nine months ended September 30, 2009.

G. Accrued Expenses

Accrued expenses as of September 30, 2009 and December 31, 2008 consist of the following (table in thousands):

	September 30, 2009	December 31, 2008
Salaries, commissions, and benefits	$119,238	$105,529
Accrued partner liabilities	51,426	52,914
Other	66,943	53,076

Total	$237,607	$211,519

Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, x86 system vendors, and system integrators.

H. Long-Term Debt

Note Payable to EMC

As of September 30, 2009, $450.0 million was outstanding on the consolidated balance sheet in relation to the note payable to EMC. The annualized interest rate for the three months ended September 30, 2009 and 2008 was 1.15% and 3.34%, respectively and the annualized interest rate for the nine months ended September 30, 2009 and 2008 was 1.63% and 3.95%, respectively. For the three months ended September 30, 2009 and 2008, $1.3 million and $3.8 million, respectively of interest expense was recorded related to the note payable. For the nine months ended September 30, 2009 and 2008, $5.6 million and $13.5 million, respectively of interest expense was recorded related to the note payable.

I. Income Taxes

Although VMware files a consolidated federal tax return with EMC, VMware has calculated its income tax provision on a stand-alone basis. The Company’s effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to foreign income being taxed in those lower tax rate jurisdictions and the fact that those earnings are considered indefinitely reinvested in foreign operations.

VMware’s effective income tax rate was (19.9%) and 19.6%, respectively for the three months ended September 30, 2009 and 2008. The effective income tax rate was 9.9% and 18.3% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the effective rate for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30 2008, was mainly attributable to a forecasted shift of earnings from the U.S. to low-tax non-U.S. jurisdictions, as well as an increase in tax benefits from tax credits, primarily the research and development tax credit, partially offset by an increase in unrecognized tax benefits from uncertain tax positions relative to income before tax and an increase in other non-deductible expenses. Income earned abroad is considered indefinitely reinvested in the Company’s foreign operations and no provision for U.S. taxes has been provided with respect thereto.

As of September 30, 2009, VMware had $76.5 million of gross unrecognized tax benefits and $72.6 million of net unrecognized tax benefits. VMware reports interest and penalties related to unrecognized tax benefits in income tax expense. For the three months ended September 30, 2009, VMware recognized approximately $0.5 million in interest and penalties and had approximately $2.9 million of interest and penalties accrued at September 30, 2009. If the total amount of net unrecognized tax benefits had been recognized, $57.7 million would have been a reduction to income tax expense impacting the effective income tax rate and $14.9 million would have been a reduction to goodwill, if recognized within the measurement period. If this amount were recognized outside the measurement period, it would be a reduction to tax expense. It is reasonably possible that VMware may pay an immaterial amount of the $72.6 million of net unrecognized tax benefits within the next 12 months. However, based on the status of audit examinations and the protocol of finalizing audits, it is not possible to accurately estimate the amount to be paid within the next 12 months. Of the $72.6 million of net unrecognized tax benefits, $66.9 million were classified as a non-current liability on the consolidated balance sheet as of September 30, 2009.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

At December 31, 2008, VMware had an income tax receivable from EMC of $111.1 million. The receivable primarily arose as a result of the Company’s stand-alone taxable loss for the year ended December 31, 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from the vesting of restricted stock. Under the tax sharing agreement with EMC, EMC is obligated to pay VMware an amount equal to the tax benefit generated by VMware that EMC will recognize on its consolidated tax return. During the three and nine months ended September 30, 2009, EMC paid VMware $19.7 million and $107.6 million, respectively, of the income tax receivable. The remainder of the receivable was reclassified to deferred taxes and equity as a result of comparing the federal tax provision to the final tax return. During the three and nine months ended September 30, 2009, VMware paid EMC $11.7 million and $14.2 million for VMware’s portion of EMC’s consolidated federal and state income taxes for various periods, as well as the 2005 and 2006 federal income tax audit. The 2005 and 2006 federal income tax audit was completed during the three months ended June 30, 2009. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at September 30, 2009 are as follows (table in thousands):

2009	$9,044
2010	32,655
2011	28,723
2012	18,131
2013	12,616
Thereafter	279,753

Total minimum lease payments	$380,922

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

K. Stockholders’ Equity

VMware Equity Plan

In May 2009, VMware amended its 2007 Plan to increase the number of shares available for issuance by 20 million shares. This amendment increases the maximum number of shares of the VMware Class A common stock reserved for the grant or settlement of awards under the 2007 Plan to 100 million.

VMware Employee Stock Purchase Plan

For the purchase period ended June 30, 2009, employees purchased 0.9 million shares under the VMware Employee Stock Purchase Plan (“ESPP”) at a purchase price per share of $20.14. Cash proceeds from the purchase of shares under the ESPP for the six months ended June 30, 2009 were $18.3 million. This purchase was completed in June 2009.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

VMware Stock Options

The following table summarizes option activity since January 1, 2009 for VMware stock options (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2009	42,436	$26.54
Granted	12,059	29.37
Forfeited	(2,706)	27.80
Exercised	(6,770)	21.90

Outstanding, September 30, 2009	45,019	27.87

In the three months ended September 30, 2009, VMware granted the Company’s President and Chief Executive Officer a stock option for the purchase of 1.4 million shares of the Company’s Class A common stock in exchange for a stock option he held for the purchase of shares of common stock of EMC Corporation. The exercise price of his new VMware grant was $31.59 per share, the closing trading price of VMware Class A common stock on the grant date, August 12, 2009. The option expires six years from the grant date. The new VMware grant preserves the 13 months of vesting that he had earned while serving as VMware’s President and CEO since July 2008 and is vested with respect to 0.3 million of the shares. The remaining 1.1 million will vest ratably each month through March 2013 subject to his continued service to VMware. There is no incremental stock-based compensation expense as a result of modifying this award, and the original grant date fair value continues to be recognized over the requisite service period of the award.

Cash proceeds from the exercise of stock options for the nine months ended September 30, 2009 were $148.2 million. The options exercised during the nine months ended September 30, 2009 had a pre-tax intrinsic value of $75.1 million.

VMware Restricted Stock

VMware restricted stock includes restricted stock awards, restricted stock units, and other restricted stock. Other restricted stock includes options exercised by non-employee directors that were required to be exercised within one year of grant, but are subject to a three-year vesting provision. The exercise of those options prior to vesting resulted in the outstanding shares being subject to repurchase and hence restricted until such time as the respective options vest. In addition, other restricted stock includes shares issued to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds.

The following table summarizes activity since January 1, 2009 for VMware restricted stock (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2009	7,626	$32.35
Granted	4,910	33.05
Vested	(2,482)	31.09
Forfeited	(536)	34.73

Outstanding, September 30, 2009	9,518	32.91

The total fair value of restricted stock that vested in the nine months ended September 30, 2009 was $70.7 million. As of September 30, 2009, 9.5 million shares of VMware restricted stock were outstanding, with an aggregate intrinsic value of $381.4 million based on the share price as of September 30, 2009. These shares are scheduled to vest through 2013.

Shares Repurchased for Tax Withholdings

        During the three months ended September 30, 2009 and 2008, VMware repurchased 208,558 and 96,954 shares of Class A common stock for $7.1 million and $3.3 million, respectively, to cover tax withholding obligations. During the nine months ended September 30, 2009 and 2008, 885,036 and 744,130 shares of Class A common stock were repurchased for tax withholdings for $25.3 million and $42.5 million, respectively. Pursuant to the respective agreements, these shares were repurchased in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The amount of repurchased shares was recorded as a reduction to retained earnings as of September 30, 2009.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of license revenues	$330	$264	$973	$803
Cost of services revenues	4,003	3,660	10,941	10,716
Research and development	34,250	15,331	84,587	55,907
Sales and marketing	15,763	13,138	42,908	36,138
General and administrative	8,006	2,924	24,214	15,986

Stock-based compensation expense	62,352	35,317	163,623	119,550
Income tax benefit	13,923	8,689	33,706	27,102

Total stock-based compensation expense, net of tax	$48,429	$26,628	$129,917	$92,448

For the three months ended September 30, 2009 and 2008, VMware capitalized $1.8 million and $7.8 million, respectively, of stock-based compensation expense associated with capitalized software development. For the nine months ended September 30, 2009 and 2008, VMware capitalized $11.8 million and $11.7 million, respectively, of stock-based compensation expense associated with capitalized software development.

Fair Value of VMware Options

Excluding the options assumed through the acquisition of SpringSource, the fair value of each option to acquire VMware Class A common stock granted during the three and nine months ended September 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
VMware Stock Options	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	35.1%	39.2%	36.0%	38.7%
Risk-free interest rate	2.1%	2.6%	2.0%	2.5%
Expected term (in years)	3.9	3.4	3.9	3.4
Weighted-average fair value at grant date	$10.90	$19.40	$9.78	$18.81

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
VMware Employee Stock Purchase Plan	2009	2008	2009	2008
Dividend yield	None	None	None	None
Expected volatility	43.0%	41.4%	50.9%	39.3%
Risk-free interest rate	0.4%	2.0%	0.3%	2.7%
Expected term (in years)	0.6	0.5	0.5	0.5
Weighted-average fair value at grant date	$8.08	$52.45	$7.79	$68.72

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

The fair value table above does not include the fair value of the stock options assumed as a result of the SpringSource acquisition. The fair value of the assumed stock options was estimated using a Black-Scholes option-pricing model. See Note E to the consolidated financial statements for further information.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

L. Comprehensive Income

The following table sets forth the components of comprehensive income, for the three and nine months ended September 30, 2009 and 2008, respectively (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$38,219	$83,288	$140,689	$178,679
Comprehensive income :
Unrealized gains on available-for-sale securities, net of taxes of $669, $0, $1,854 and $0	1,092	—	3,026	—

Total comprehensive income, net of taxes	$39,311	$83,288	$143,715	$178,679

M. Related Party Transactions

Transactions with EMC

Pursuant to a reseller arrangement with EMC, which commenced in the first three months of 2009, EMC bundles VMware’s products with EMC’s hardware and sells them to end users. In the three and nine months ended September 30, 2009, VMware recognized revenues of $1.5 million and $4.1 million, respectively, from products sold pursuant to VMware’s reseller arrangement with EMC. As of September 30, 2009, $2.4 million of revenues from products sold under the reseller arrangement were included in deferred revenue.

In the three months ended September 30, 2009 and 2008, VMware recognized professional services revenues of $4.9 million and $4.6 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. In the nine months ended September 30, 2009 and 2008, VMware recognized $15.0 million and $11.7 million, respectively, from such contractual arrangements with EMC. As of September 30, 2009, $1.3 million of revenues from professional services to EMC customers were included in deferred revenue.

In the three months ended September 30, 2009 and 2008, VMware recognized revenues from server and desktop products and services purchased by EMC for internal use of $0.7 million and $0.3 million, respectively, pursuant to VMware’s contractual agreements with EMC. In the nine months ended September 30, 2009 and 2008, VMware recognized $2.0 million and $3.8 million, respectively, from such contractual arrangements with EMC. As of September 30, 2009, $2.4 million of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

VMware purchased storage systems and software, as well as consulting services, from EMC for $1.0 million and $3.8 million in the three months ended September 30, 2009 and 2008, respectively, and $8.2 million and $20.6 million in the nine months ended September 30, 2009 and 2008, respectively. Purchases from EMC were at a discount off of EMC’s list price.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income. These costs primarily include salaries and benefits, travel, and rent. Additionally, EMC incurs certain costs on VMware’s behalf in the U.S., which primarily relate to a shared system for travel. The total of these costs were $24.9 million and $33.2 million for the three months ended September 30, 2009 and 2008, respectively, and $78.0 million and $108.0 million for the nine months ended September 30, 2009 and 2008, respectively.

As calculated under VMware’s tax sharing agreement with EMC, VMware paid to EMC $11.7 million and $14.2 million during the three and nine months ended September 30, 2009, respectively, for VMware’s portion of EMC’s taxes related to the consolidated state income tax returns and consolidated federal income tax return, for various periods, and the conclusion of the 2005 and 2006 federal income tax audit. VMware paid $62.3 million during the nine months ended September 30, 2008 for VMware’s portion of EMC’s 2007 consolidated federal income taxes. No payments were made during the three months ended September 30, 2008. Under the same tax sharing agreement EMC paid VMware $19.7 and $107.6 million during the three and nine months ended September 30, 2009, respectively, for VMware’s stand-alone federal taxable loss for the fiscal year ended December 31, 2008 and for a refund of an overpayment related to VMware’s portion of EMC’s 2007 federal consolidated income taxes. The amounts that VMware pays to EMC for VMware’s portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For the three and nine months ended

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

September 30, 2009 the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $4.3 million and $5.6 million, respectively. In the three and nine months ended September 30, 2008, the difference was not significant.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC, offset by interest income that has been earned on VMware’s intercompany balance with EMC. In the three months ended September 30, 2009 and 2008, $1.3 million and $3.8 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. In the nine months ended September 30, 2009 and 2008, $5.6 million and $13.5 million, respectively, of interest expense was recorded related to the note payable. VMware’s interest income and VMware’s expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

As of September 30, 2009, VMware had $31.4 million due to EMC, which was partially offset by $8.1 million due from EMC. The net amount due to EMC as of September 30, 2009 was $23.3 million and resulted from the related party transactions described above. As of September 30, 2009, VMware had $2.2 million of income taxes payable due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

N. Segment Information

VMware operates in one reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. VMware operates in one segment, therefore all required financial segment information can be found in the consolidated financial statements.

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$246,070	$248,523	$723,804	$713,604
International	243,681	223,598	691,932	652,820

Total	$489,751	$472,121	$1,415,736	$1,366,424

Long-lived assets, which primarily include property and equipment, net in the United States at September 30, 2009 and December 31, 2008 were $302.2 million and $325.4 million, respectively. Long-lived assets internationally at September 30, 2009 and December 31, 2008 were $42.7 million and $44.5 million, respectively. No country other than the United States accounted for 10% or more of these assets at September 30, 2009 or December 31, 2008.

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

Overview

Our primary source of revenues is the licensing of virtualization infrastructure software solutions and related support and services through a variety of distribution channels for use by businesses and organizations of all sizes and across numerous industries in their information technology (“IT”) infrastructure. Our solutions run on industry-standard desktops and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures. Our virtualization software solutions help eliminate the complexity of maintaining and managing IT infrastructures, reduce both capital and operating costs, and provide a more flexible and dynamic IT environment to better support the needs of business. With our latest platform, VMware vSphere 4, we are helping companies along the path of cloud computing by providing compatible IT infrastructures for both businesses and cloud service providers.

We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In the third quarter and first nine months of 2009 we derived over 75% of our revenues from our channel partners, which include distributors, resellers, x86 system vendors and system integrators. We have also developed a network of indirect channel partners who fulfill orders through our direct channel partners. The majority of our revenues result from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenues are recognized when the elements of revenue recognition are complete. Software maintenance revenues are recognized ratably over the term of the software maintenance period, and include renewals of software maintenance sold after the initial software maintenance period expires. We also recognize revenues from professional services provided to our customers primarily as services are performed.

Our current financial focus is on long-term revenue growth to generate cash flows to fund our expansion of industry segment share and our development of virtualization-based products for data centers, desktops and cloud computing. We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization, and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). In the second quarter of 2009, VMware vSphere 4, the next generation of VMware Infrastructure which is our flagship virtual data center operating system (“VDC-OS”) product, became generally available. We have introduced, and expect to continue to introduce, products that build on the vSphere foundation through 2009 and 2010. Additionally, in the third quarter of 2009, we purchased SpringSource, which strengthens our product offering by extending our strategy to deliver Platform-as-a-Service solutions that can be hosted at customer datacenters or at service providers. This acquisition will also support our mission to simplify enterprise information technology and make customer environments more efficient, scalable, and easier to manage.

Since mid-2008 we have observed that customers have responded to the economic downturn with reductions in their IT spending. As a result, customers are subjecting larger orders, such as ELAs, to a longer review process and in certain cases are purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. While the overall macroeconomic environment appears to be improving and customers appear to be moving forward cautiously with their IT spending, we remain cautious in our planning and we assume a slow economic recovery, in which IT spending will continue to be tempered into 2010 and perhaps longer.

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

In evaluating our results, we also focus on operating margin excluding stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, acquisition-related items, and the net effect of the amortization and capitalization of software development costs, as we believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment; as a result, our future operating margins may decline from current levels.

Our maintenance-related services revenues are typically recognized ratably over periods from one to five years subsequent to the initial contract, whereas most of our license revenues are generally recognized upon electronic shipment of the software. As a consequence, variability in operating margin can result from differences in when we quote and contract for our services and when the cost is incurred. Historically, most of our revenue contracts with international channel partners were in U.S. Dollars, but a portion of our operating expenses were, and continue to be, in currencies other than the U.S. Dollar. This currency difference between our revenues and operating expenses historically caused variability in our operating margins due to fluctuations in the U.S. Dollar as compared to other currencies.

In conjunction with the general release of VMware vSphere 4 in the second quarter of 2009, we started to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar. As a result of invoicing in these local currencies in which we also have expenses, variability in operating margin due to foreign currency fluctuations has been reduced. However, increased exposure to foreign currency fluctuations introduces additional risk for variability in revenue-related components of our financial statements. In order to manage our exposure to certain foreign currency fluctuations, in the third quarter of 2009, we entered into forward contracts to economically hedge certain outstanding monetary assets and liabilities. The gains and losses on our foreign currency forward contracts generally offset the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge, and are reported in other income (expense), net in the consolidated statements of income.

Our Relationship with EMC

As of September 30, 2009, EMC owned 27,000,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 82% of our total outstanding shares of common stock and 98% of the combined voting power of our outstanding common stock.

Pursuant to a reseller arrangement with EMC, which commenced in the first three months of 2009, EMC bundles our products with EMC’s hardware and sells them to end users. In the three and nine months ended September 30, 2009, we recognized revenues of $1.5 and $4.1, respectively, from products sold pursuant to our reseller arrangement with EMC. As of September 30, 2009, $2.4 of revenues from products sold under the reseller arrangement were included in deferred revenue.

In the three months ended September 30, 2009 and 2008, we recognized professional services revenues of $4.9 and $4.6, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. In the nine months ended September 30, 2009 and 2008, we recognized $15.0 and $11.7, respectively, from such contractual arrangements with EMC. As of September 30, 2009, $1.3 of revenues from professional services to EMC customers were included in deferred revenue.

In the three months ended September 30, 2009 and 2008, we recognized revenues from server and desktop products and services purchased by EMC for internal use of $0.7 and $0.3, respectively, pursuant to our contractual agreements with EMC. In the nine months ended September 30, 2009 and 2008, we recognized $2.0 and $3.8, respectively, from such contractual arrangements with EMC. As of September 30, 2009, $2.4 of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

We purchased storage systems and software, as well as consulting services, from EMC for $1.0 and $3.8 in the three months ended September 30, 2009 and 2008, respectively, and $8.2 and $20.6 in the nine months ended September 30, 2009 and 2008, respectively. Purchases from EMC were at a discount off of EMC’s list price.

        In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs are included as expenses in our consolidated statements of income. These costs primarily include salaries and benefits, travel, and rent. Additionally, EMC incurs certain costs on our behalf in the U.S., which primarily relate to a shared system for travel. The total of these costs were $24.9 and $33.2 for the three months ended September 30, 2009 and 2008, respectively, and $78.0 and $108.0 for the nine months ended September 30, 2009 and 2008, respectively.

As calculated under our tax sharing agreement with EMC, we paid $11.7 and $14.2 during the third quarter and the nine months ended September 30, 2009 for our portion of EMC’s consolidated federal and state income taxes for various periods, as well as the conclusion of the 2005 and 2006 federal income tax audit. We paid $62.3 during the nine months ended September 30, 2008 for our portion of EMC’s 2007 consolidated federal income taxes. No payments were made during the third quarter of 2008. Under the same tax sharing agreement EMC paid us $19.7 and $107.6 during the third quarter and the nine months ended September 30, 2009 for our stand-alone federal taxable loss for the fiscal year ending December 31, 2008 and for a refund of an overpayment related to our portion of EMC’s 2007 federal consolidated income taxes. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For the three and nine months ended September 30, 2009 the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $4.3 and $5.6, respectively. In the three and nine months ended September 30, 2008, the difference was not significant.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC, offset by interest income that has been earned on our intercompany balance with EMC. In the three months ended September 30, 2009 and 2008, $1.3 and $3.8, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. In the nine months ended September 30, 2009 and 2008, $5.6 and $13.5, respectively, of interest expense was recorded related to the note payable. Our interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

As of September 30, 2009, we had $31.4 due to EMC, which was partially offset by $8.1 due from EMC. The net amount due to EMC as of September 30, 2009 was $23.3 and resulted from the related party transactions described above. As of September 30, 2009, we had $2.2 of income taxes payable due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Sales and marketing expenses

Our sales and marketing expenses include personnel costs, sales commissions, and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and certain marketing initiatives, including our semi-annual VMworld conference. Sales commissions are generally earned and expensed when a firm commitment from the customer is received.

General and administrative expenses

Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, facilities, human resources, IT infrastructure, and legal departments.

Revenues

Our revenues for the third quarter and first nine months of 2009 and 2008 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
License	$240.3	$285.1	$725.2	$863.3
Services:
Software maintenance	212.8	147.3	577.6	395.4
Professional services	36.7	39.7	112.9	107.7

Total services	249.5	187.0	690.5	503.1

	$489.8	$472.1	$1,415.7	$1,366.4

Percentage of revenues:
License	49.1%	60.4%	51.2%	63.2%
Services:
Software maintenance	43.4	31.2	40.8	28.9
Professional services	7.5	8.4	8.0	7.9

Total services	50.9	39.6	48.8	36.8

	100.0%	100.0%	100.0%	100.0%

Revenues:
United States	$246.1	$248.5	$723.8	$713.6
International	243.7	223.6	691.9	652.8

	$489.8	$472.1	$1,415.7	$1,366.4

Percentage of revenues:
United States	50.2%	52.6%	51.1%	52.2%
International	49.8	47.4	48.9	47.8

	100.0%	100.0%	100.0%	100.0%

        Total revenues increased by $17.6, or 4%, to $489.8 in the third quarter of 2009, compared with $472.1 in the third quarter of 2008. The revenue mix in the third quarter of 2009 reflected a decrease of $44.8 in license revenues and an increase of $62.4 in services revenues as compared to the third quarter of 2008. Total revenues increased by $49.3, or 4%, to $1,415.7 in the first nine months of 2009, compared with $1,366.4 in the first nine months of 2008. The growth in revenues in the first nine months of 2009 reflected a decrease of $138.1 in license revenues and an increase of $187.4 in services revenues as compared to the first nine months of 2008. The shift in our revenue mix year-over-year is primarily due to a decline in license revenues as a result of the macroeconomic environment, while services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses. International revenues as a percentage of total revenues continued to increase primarily due to our expansion of operations outside of the United States, as well as growing international demand for virtualization technologies.

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

Historically, most of our revenue contracts with international customers were denominated in U.S. Dollars. In conjunction with the general release of VMware vSphere 4 in the second quarter of 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar. While variability in operating margin due to foreign exchange fluctuations is reduced as a result of invoicing in these local currencies in which we also have expenses, increased exposure to foreign currency fluctuations introduces additional risk for variability in revenue-related components of our financial statements.

The macroeconomic environment continues to generate uncertainty around how much will be spent on IT over the foreseeable future. Although we believe that our customers continue to adopt our product platform as a strategic investment that delivers substantial cost savings, improved efficiency and flexibility for their business, we also believe that our customers continue to be conservative and continue to move forward cautiously with their spending. As a result, we believe that license revenues will decline during the remainder of 2009 when compared to the same period in the prior year. This decline may be offset, or partially offset, by increasing service revenues, resulting from our deferred maintenance revenue base, which continues to increase through strong customer renewals and additional software license sales.

License Revenues

Software license revenues decreased by $44.8, or 16%, to $240.3 in the third quarter of 2009, compared with $285.1 in the third quarter of 2008. Software license revenues decreased by $138.1, or 16%, to $725.2 in the first nine months of 2009, compared with $863.3 in the first nine months of 2008. We believe a significant majority of the license revenues decrease in the third quarter and first nine months of 2009 compared with the respective prior-year periods in 2008 was the result of the overall difficult macroeconomic environment and the related challenges that our customers face, including restrictions on IT spending. Despite the generally quick return-on-investment of virtualization, the economic environment has slowed capital expenditures. Organizations typically update their IT infrastructure when adopting virtualization, but the hardware investment is a capital outlay that is several times larger than that of our software.

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

Although we recognized license revenues on two of the largest ELAs in our history during the first quarter of 2009, we continued to observe an overall decrease in the dollar value of our ELAs in the third quarter and first nine months of 2009 as compared to the respective periods in 2008. The decrease in size of our ELAs was primarily due to a customer shift from large ELAs to small and medium-sized ELAs, and we believe this trend was correlated to the global economic downturn. In addition, during the third quarter and first nine months of 2009, customers purchased our solutions in smaller quantities to meet their immediate needs, foregoing larger discounts offered under ELAs. As a result, we experienced an increase in our high-volume transactional business during the third quarter and first nine months of 2009 as compared with the same periods in 2008. In both the second and third quarters of 2009, transactions with order values of less than fifty thousand dollars represented more than 50% of the total dollar value of total orders.

In the second quarter of 2009, we released VMware vSphere 4, the next generation of VMware Infrastructure, our flagship VDC-OS product. VMware vSphere 4 includes significant additional functionality, performance and scalability features that allows customers to aggregate and holistically manage large pools of hardware infrastructure as an “internal cloud” of resources shared by most or all applications within an enterprise or datacenter while enabling federation to external cloud computing resources. In the third quarter of 2009, customers continued to transition to vSphere 4 as anticipated.

While we have recently seen some incremental improvement in the general economic environment, we believe that our customers continue to exercise caution with regard to IT spending. As a result, we expect that license revenues will continue to decline during the remainder of 2009 as compared to the same period in 2008.

Services Revenues

Services revenues increased by $62.4, or 33%, to $249.5 in the third quarter of 2009, compared with $187.0 in the third quarter of 2008. Services revenues increased by $187.4, or 37%, to $690.5 in the first nine months of 2009, compared with $503.1 in the first nine months of 2008. The increase in services revenues during the third quarter and first nine months of 2009 was primarily attributable to growth in our software maintenance revenues. We expect that services revenues will continue to compose a larger proportion of our revenue mix for the foreseeable future.

Software maintenance revenues increased by $65.5, or 44%, to $212.8 in the third quarter of 2009, compared with $147.3 in the third quarter of 2008. Software maintenance revenues increased by $182.1, or 46%, to $577.6 in the first nine months of 2009, compared with $395.4 in the first nine months of 2008. In the third quarter of 2009, we had increased revenue as a result of customers becoming current on their maintenance agreements in order to receive vSphere as part of those arrangements. In addition, the growth in services revenues year-over-year reflects overall strong renewals, the benefit of multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses.

Professional services revenues decreased by $3.1, or 8%, to $36.7 in the third quarter of 2009, compared with $39.7 in the third quarter of 2008. Professional services revenues increased by $5.2, or 5%, to $112.9 in the first nine months of 2009, compared with $107.7 in the first nine months of 2008. Although we continue to serve our customers directly, our strategy has been to encourage our partners to build their professional services businesses around us, which we believe will leverage our license sales through this channel. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements. We generally earn a lower margin on professional services fulfilled by our partners than had we performed the work directly.

Operating Expenses

Information about our operating expenses is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Operating expenses:
Cost of license revenues	$37.5	$21.5	$85.7	$66.0
Cost of services revenues	58.5	52.9	166.5	166.1
Research and development	133.5	85.3	360.3	318.7
Sales and marketing	185.2	167.9	506.8	475.5
General and administrative	51.7	43.4	148.3	129.7

Total operating expenses	$466.4	$371.0	$1,267.6	$1,156.0

Operating income (1)	$23.2	$101.0	$148.1	$210.4

Percentage of revenues:
Cost of license revenues	7.7%	4.6%	6.1%	4.8%
Cost of services revenues	11.9	11.2	11.8	12.2
Research and development	27.3	18.1	25.4	23.3
Sales and marketing	37.8	35.6	35.8	34.8
General and administrative	10.6	9.2	10.4	9.5

Total operating expenses	95.3%	78.6%	89.5%	84.6%

Operating margin	4.7%	21.4%	10.5%	15.4%

(1)	In evaluating our results, we also focus on operating margin excluding stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, acquisition-related items, and the net effect of the amortization and capitalization of software development costs as we believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. Operating income in the table above includes these items as shown in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of license revenues
Stock-based compensation	$0.3	$0.3	$1.0	$0.8
Acquisition-related intangible amortization	2.9	3.5	8.4	8.1
Capitalized software development costs amortization	27.0	11.0	55.3	40.2

Cost of services revenues
Stock-based compensation	4.0	3.7	10.9	10.7
Employer payroll tax on employee stock transactions	—	—	—	0.2

Research and development
Stock-based compensation not capitalized	34.3	15.3	84.6	55.9
Employer payroll tax on employee stock transactions	0.5	0.3	1.1	2.7
Total capitalized software development costs	(10.6)	(45.8)	(65.4)	(65.6)
Stock-based compensation included in total capitalized software development costs above	1.8	7.8	11.8	11.7

Sales and marketing
Stock-based compensation	15.8	13.1	42.9	36.1
Employer payroll tax on employee stock transactions	0.2	0.1	0.4	1.2
Acquisition-related intangible amortization	0.4	0.9	1.2	2.7

General and administrative
Stock-based compensation	8.0	2.9	24.2	16.0
Employer payroll tax on employee stock transactions	0.1	—	0.3	0.5
Acquisition-related intangible amortization	0.1	0.6	0.4	1.9
Acquisition-related items	0.8	—	0.8	—

Aside from the effects of stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, acquisition-related items, and the net effect of the amortization and capitalization of software development costs shown in the table above, the following discussion highlights additional factors that impacted our operating expenses.

Operating Expenses

While operating expenses increased in the third quarter and first nine months of 2009 primarily as a result of our international expansion, they also benefited from the austerity measures we introduced at the end of last year. These austerity measures included, but were not limited to, reduced travel and entertainment costs, decreased contractor costs and hiring limited to roles that fit our strategic initiatives. The purpose of our austerity measures has been to enable us to maintain reasonable margins and preserve cash while at the same time execute on our core initiatives and deliver value to our customers.

A portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Operating expenses benefited by $6.5 and $41.3 in the third quarter and first nine months of 2009, respectively, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared to the same periods in the prior year.

Cost of License Revenues

Cost of license revenues increased between the third quarter of 2009 and 2008, and between the first nine months of 2009 and 2008. After taking into consideration the items in the table above, cost of license revenues increased primarily due to additional royalty costs in connection with products licensed from third-party providers.

Cost of Services Revenues

Cost of services revenues increased between the third quarter of 2009 and 2008, and remained relatively flat between the first nine months of 2009 and 2008. After taking into consideration the items in the table above, cost of services revenues increased between the third quarter of 2009 and 2008 primarily due to an increase in subcontracting costs as our partners assisted us in the fulfillment of professional service engagements. In addition, certain employee-related costs increased as we recognized expenses related to relocating certain positions to lower-cost locations. After taking into consideration the items in the table above, cost of services remained relatively flat between the first nine months of 2009 and 2008.

Research and Development Expenses

R&D expenses increased between the third quarter of 2009 and 2008, and between the first nine months of 2009 and 2008. After taking into consideration the items in the table above, R&D expenses increased between the third quarter of 2009 and 2008 primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring, offset by decreased costs resulting from the austerity measures we implemented in the fourth quarter of 2008, as well as other items including a decrease in depreciation expense related to the change in the estimated useful lives of certain fixed assets during the second quarter of 2009 and decreased capital expenditures to support our engineering efforts. After taking into consideration the items in the table above, R&D expenses increased between the first nine months of 2009 and 2008 primarily due to increased salaries and benefits expenses resulting from incremental headcount added in support of maintenance of existing products and also new product development, partially offset by decreased costs resulting from the austerity measures we implemented in the fourth quarter of 2008.

Sales and Marketing Expenses

Sales and marketing expenses increased between the third quarter of 2009 and 2008, and between the first nine months of 2009 and 2008. After considering the effect of the items in the table above, the increases in sales and marketing expenses consisted primarily of higher commission expense and increased salaries and benefits expenses resulting from incremental headcount added in conjunction with our international expansion, as well as increased spending to enhance the sales and marketing systems infrastructure of our business. These cost increases were partially offset by the benefit we received from the movement of the U.S. Dollar and decreased travel and entertainment costs resulting from the austerity measures we implemented in the fourth quarter of 2008. A portion of our sales and marketing expenses is denominated in foreign currencies and thus exposed to foreign exchange rate fluctuations. As exchange rates vary, the amount of sales and marketing expenses may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the expenses are payable.

General and Administrative Expenses

After considering the effect of the items in the table above, general and administrative expenses increased between the third quarter of 2009 and 2008, and the first nine months of 2009 and 2008, respectively, primarily as a result of increased salaries and benefits expenses resulting from additional personnel employed to enhance the infrastructure of our business and to expand our own administrative functions, as well as expenses related to organizational changes in our business to relocate certain positions to lower-cost locations. These cost increases were partially offset by decreased other administrative costs, such as legal, audit and tax fees.

Stock-Based Compensation Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation, excluding amounts capitalized	$62.4	$35.3	$163.6	$119.6
Stock-based compensation capitalized	1.8	7.8	11.8	11.7

Stock-based compensation, including amounts capitalized	$64.2	$43.1	$175.4	$131.3

Stock-based compensation expense, excluding amounts capitalized under generally accepted accounting principles, increased primarily due to restricted stock unit grants in September 2008 made to certain international employees who were not eligible to participate in the 2008 Exchange Offer and to various other employees for retention purposes, as well as due to refresh awards made to our existing employees in the second quarter of 2009.

In connection with the acquisition of SpringSource Global, Inc. (“SpringSource”) in September 2009, we assumed stock options and issued restricted common stock. The total fair value of these options attributed to post-combination services and the restricted common stock was $44.6. In addition, we agreed to offer additional equity incentives to SpringSource employees for retention purposes. Accordingly, we granted an aggregate of 2.3 million stock options and 0.8 million restricted stock units with a total fair value of approximately $58. The fair value of the grants will be recognized over the awards’ various requisite service periods.

In June 2009, we granted approximately 4.1 million stock option awards and 2.2 million restricted stock unit awards through refresh awards to our existing employees. We expect these awards to increase stock-based compensation expense by approximately $6.5 per quarter over the four-year life of the grants.

As of September 30, 2009, the total unamortized fair value of our outstanding equity-based awards and EMC equity-based awards held by our employees was approximately $587. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $73, $248, $168, $75, and $23 for the remainder of 2009, 2010, 2011, 2012, and thereafter, respectively.

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

Capitalized Software Development Costs, Net

Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the products’ technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility of a product is established, and our amounts capitalized as software development costs may not be comparable to our peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release.

In the third quarter of 2009 and 2008, we capitalized $10.6 (including $1.8 of stock-based compensation), and $45.8 (including $7.8 of stock-based compensation), respectively, of costs incurred for the development of software products. In the first nine months of 2009 and 2008, we capitalized $65.4 (including $11.8 of stock-based compensation), and $65.6 (including $11.7 of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income. We capitalized less costs during the third quarter of 2009 compared with the third quarter of 2008 primarily due to vSphere 4 reaching technological feasibility during the third quarter of 2008. Capitalization ceased on vSphere 4 upon general release in the second quarter of 2009. As a result of the general release, we expect our capitalized software development costs to continue to decline throughout the remainder of 2009 as compared to the same periods in 2008.

In the third quarter of 2009, amortization expense from capitalized amounts included in cost of license revenues increased by $16.0 to $27.0, compared with $11.0 in the third quarter of 2008. In the first nine months of 2009, amortization expense from capitalized amounts included in cost of license revenues increased by $15.1 to $55.3, compared with $40.2 in the first nine months of 2008. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. We amortized more costs during the third quarter and first nine months of 2009 compared with the third quarter and first nine months of 2008 primarily due to the general release of VMware vSphere 4 in the second quarter of 2009. Due to the general release of VMware vSphere 4 and other product releases expected in the fourth quarter of 2009 for which development costs have been capitalized, we expect amortization expense to continue to increase throughout the remainder of 2009 as compared to the same periods in 2008.

Investment Income

Investment income was $1.6 and $7.7 in the third quarter of 2009 and 2008, and $7.2 and $22.0 in the first nine months of 2009 and 2008, respectively. Investment income consists of interest earned on cash and cash equivalent balances. Investment income decreased in the third quarter of 2009 and the first nine months of 2009, primarily due to a decrease in the average rate of interest earned. For the third quarter of 2009, the average annualized rate of interest earned decreased to 0.3% from 1.94% in the third quarter of 2008. The decrease in the average rate of interest earned primarily relates to a decrease in Federal Reserve rates in response to the macroeconomic environment.

Interest Expense with EMC, Net

Interest expense with EMC, net, was $1.3 and $3.8 in the third quarter of 2009 and 2008, and $6.0 and $13.2 in the first nine months of 2009 and 2008, respectively. In the third quarter of 2009 and 2008, interest expense with EMC, net, consisted primarily of interest expense incurred on the note issued to EMC in April 2007. In the first nine months of 2009 and 2008, interest expense with EMC, net, consisted primarily of $5.6 and $13.5, respectively, of interest expense incurred on the note issued to EMC in April 2007. The decrease in interest expense in the third quarter and first nine months of 2009 was due to lower interest rates on the note. For the third quarter of 2009 and 2008, the annualized rate was 1.15% and 3.34% respectively, and for the first nine months of 2009 and 2008, the annualized rate was 1.63% and 3.95%, respectively. As a result of a lower 90-day LIBOR rate, we expect our interest expense on the note payable to decrease in the fourth quarter of 2009. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter.

Other Income (Expense), Net

Other income (expense), net increased between the third quarter of 2009 and 2008, and the first nine months of 2009 and 2008, respectively, primarily due to a gain of $5.9 from the remeasurement of a previously held equity interest in SpringSource to fair value in connection with the acquisition of SpringSource.

Income Tax Provision

Although we file a consolidated federal tax return with EMC, we have calculated our income tax provision on a stand-alone basis. Our effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to foreign income being taxed in those lower tax rate jurisdictions and the fact that those earnings are considered indefinitely reinvested in foreign operations.

Our effective income tax rate was (19.9%) for the third quarter of 2009, compared to 19.6% for the third quarter of 2008. The effective income tax rate was 9.9% for the first nine months of 2009, compared to 18.3% for the first nine months of 2008. The decrease in the effective rate for the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008, was mainly attributable to a forecasted shift of earnings from the U.S. to low-tax non-U.S. jurisdictions, as well as an increase in tax benefits from tax credits, primarily the research and development tax credit, partially offset by an increase in unrecognized tax benefits from uncertain tax positions relative to income before tax and an increase in other non-deductible expenses.

Liquidity and Capital Resources

	September 30,
	2009	2008
Cash and cash equivalents	$2,176.2	$1,691.4

Our cash flows for the third quarter and first nine months of 2009 and 2008 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net cash provided by operating activities	$199.4	$243.5	$701.9	$527.3
Net cash used in investing activities	(385.1)	(128.0)	(520.6)	(279.0)
Net cash provided by financing activities	86.2	35.6	154.1	211.9

Net increase (decrease) in cash and cash equivalents	$(99.5)	$151.1	$335.4	$460.2

Our operating activities in the third quarter and first nine months of 2009 and 2008, respectively, generated adequate cash to meet our operating needs. As of September 30, 2009, we had cash and cash equivalents totaling $2,176.2, compared with $1,691.4 as of September 30, 2008. During the third quarter of 2009, the key driver in the overall decrease of cash was the acquisition of SpringSource for $356.3, offset by $199.4 generated by operating activities.

We invest excess cash predominantly in money market securities that are liquid and of high-quality investment grade. The fair value for securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any one issuer and also monitor the diversity of the portfolio, thereby diversifying the credit risk. We hold a diversified portfolio of money market funds, which invest in municipal bonds and notes, government agency debt, time deposits, corporate bonds, and commercial paper. The Temporary Guarantee Program for Money Market Funds expired on September 18, 2009, and as such, our investments in certain money market funds no longer have a guarantee backed by the U.S. Treasury.

As of September 30, 2009, $2,010.7 or 92% of our cash and cash equivalents balance was invested in money market securities. Of our money market portfolio, 60% of our money market securities were held domestically and 40% were held internationally. In addition to investments in money market securities, we also use excess cash to support our growing infrastructure needs, to expand our operations, and as consideration for acquisitions and strategic investments.

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

Cash Flows from Operating Activities

Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in assets and liabilities. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, excess tax benefits from stock-based compensation, and other adjustments.

Both the third quarter of 2009 and the first nine months of 2009 were positively impacted by the collection of $19.7 and $107.6, respectively, of the income tax receivable from EMC. The receivable arose from our stand-alone taxable loss for the first half of 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock where the restrictions lapsed. Under the tax sharing agreement with EMC, EMC is obligated to pay us an amount equal to the tax benefit that EMC will recognize on its tax return. These receipts were offset by the payment of $11.7 and $14.2 for the third quarter and first nine months of 2009, respectively, for our portion of EMC’s consolidated federal and state income taxes for various periods, as well as the 2005 and 2006 federal income tax audit. We paid $62.3 during the first nine months of 2008 for our portion of EMC’s 2007 consolidated federal income taxes. No payments were made during the third quarter of 2008.

Both the third quarter and first nine months of 2009 and 2008 benefited from an increase in our deferred revenue balance. The increase in our deferred revenue balance is largely driven by increases in deferred maintenance revenue for which we are typically paid in advance.

Both the third quarter and first nine months of 2009 and the third quarter of 2008 benefited from a decrease in our accounts receivable balance. The first nine months of 2008 were not significantly impacted by accounts receivable. The decline in our accounts receivable balance in 2009 primarily corresponds to a decline in our sales this year.

As a result of the general release of VMware vSphere 4 in the second quarter of 2009, we expect that capitalized software development costs will continue to decrease, thereby shifting the related cash flows from investing cash flows to operating cash flows for the remainder of 2009.

Cash Flows from Investing Activities

Cash used in investing activities is primarily attributable to capital expenditures, capitalized software development costs, the purchase of investments, and business acquisitions.

Our capital expenditures totaled $14.2 and $32.7 in the third quarter of 2009 and 2008, and $79.9 and $133.6 in the first nine months of 2009 and 2008, respectively. During the first nine months of 2009, our capital expenditures primarily related to the completion of construction of our headquarters facility and completion of our data center and related equipment, as well as software development and computer and network equipment to support increased personnel and related infrastructure requirements. During the third quarter and first nine months of 2008, our capital expenditures were primarily related to the purchase of furniture and fixtures for our headquarters facilities and investment of cash in the buildings that remained under development. We also invested in computer and network equipment to support increased personnel and related infrastructure requirements both domestically and internationally. No further capital expenditures are expected related to the construction of our headquarters facility and our data center as these projects have been completed.

Our capitalized software development costs, excluding stock-based compensation expense, totaled $8.8 and $38.0 in the third quarter of 2009 and 2008, respectively. Our capitalized software development costs, excluding stock-based compensation expense, were relatively flat in the first nine months of 2009 and 2008, respectively. The decrease in capitalized software development costs in the third quarter of 2009 was primarily the result of the general release of vSphere 4 in the second quarter of 2009, while vSphere 4 reached technological feasibility, and we began to capitalize these development costs, during the third quarter of 2008. Due to the release of vSphere 4, and other product releases expected in the fourth quarter of 2009, we expect our capitalized software development costs to continue to decline throughout the remainder of 2009.

Our purchase of investments totaled $5.7 and $31.5 in the third quarter and first nine months of 2009, respectively, and $1.8 in the first nine months of 2008. We did not purchase investments in the third quarter of 2008.

We used $356.3 for an acquisition in both the third quarter and first nine months of 2009, respectively, compared with $57.4 and $90.7 for acquisitions in the third quarter and first nine months of 2008, respectively. During the third quarter of 2009, we completed the acquisition of SpringSource. Acquisitions are an important element in our industry and we expect to continue to consider investing in strategic acquisitions in the future.

Cash Flows from Financing Activities

In the third quarter of 2009 and 2008, we received proceeds from the issuance of our common stock from the exercise of stock options, which were $84.9 and $34.1 in the third quarter of 2009 and 2008, respectively. In the first nine months of 2009 and 2008, we received proceeds from the issuance of our common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan, which were $166.5 and $167.4 in the first nine months of 2009 and 2008, respectively.

Additionally, the excess tax benefit from stock-based compensation was $8.4 and $5.8 in the third quarter of 2009 and 2008, respectively and $12.8 and $85.3 in the first nine months of 2009 and 2008, respectively. These changes year-over-year in the excess tax benefit from stock-based compensation were primarily due to the decline in the market value of our stock and the number of awards exercised, sold, or vested. These cash inflows were partially offset by cash outflows to repurchase our shares to cover tax withholding obligations of $7.1 and $4.3 in the third quarter of 2009 and 2008, respectively, and $25.3 and $40.8 in the first nine months of 2009 and 2008, respectively.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the third quarter of 2009.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth within Item 7 of our 2008 Annual Report on Form 10-K may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note A to our consolidated financial statements of our 2008 Annual Report on Form 10-K and Note B of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities. This revision is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We do not expect the standard to have a material impact on our financial position and results of operations.

In June 2009, the FASB issued “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “Codification”), which is the single source of authoritative nongovernmental U.S. GAAP beginning July 1, 2009. Use of and reference to the Codification became effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current U.S. GAAP, the Codification is not intended to change U.S. GAAP, but is anticipated to make it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The adoption of the Codification did not have an impact on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.

International revenues as a percentage of total revenues in the third quarter and first nine months of 2009 were similar to the third quarter and first nine months of 2008. Historically, our revenue contracts were primarily denominated in U.S. Dollars. With the general release of VMware vSphere 4 in the second quarter of 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in addition to invoicing in the U.S. Dollar. In addition, the majority of our purchase contracts are denominated in U.S. Dollars, but a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support, and research and development, are denominated in foreign currencies, primarily the Euro, the British Pound, the Indian Rupee, and the Australian Dollar. These costs, revenues resulting from selling in local currencies, and the resulting effect on operating income are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, operating margins may differ materially from expectations.

Operating expenses benefited by $6.5 million and $41.3 million in the third quarter and first nine months of 2009, respectively, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared to the same periods in the prior year. There are not meaningful comparisons to prior periods of the effects on our revenues from fluctuations in exchange rates as we were not selling in local currencies in comparable periods.

In the third quarter of 2009, we initiated a program to manage our exposure to certain foreign currency fluctuations by entering into economic foreign currency hedges related to certain outstanding monetary assets and liabilities. The gains and losses on our foreign currency forward contracts generally offset the gains and losses associated with the underlying foreign currency denominated assets and liabilities that we hedge, and are reported in other income (expense), net in the consolidated statements of income. We will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures. We do not enter into speculative foreign exchange contracts for trading purposes.

Our foreign currency forward contracts are generally traded on a monthly basis with a contractual term of one month. As of September 30, 2009, we had outstanding forward contracts with a total notional value of $93.8 million. The fair value of these forward contracts was immaterial as of September 30, 2009. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts of $9.4 million as of September 30, 2009. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, all foreign currency exchange rates do not always move in such a manner and actual results may differ materially. See Note D to the consolidated financial statements for further information.

Interest Rate Risk

As of September 30, 2009, $450.0 million was outstanding on the consolidated balance sheet in relation to the note payable to EMC. The annualized interest rate for the third quarter of 2009 and 2008 was 1.15% and 3.34%, respectively, and the annualized interest rate for the first nine months of 2009 and 2008 was 1.63% and 3.95%, respectively. For the third quarter of 2009 and 2008, $1.3 million and $3.8 million, respectively, of interest expense was recorded related to the note payable. For the first nine months of 2009 and 2008, $5.6 million and $13.5 million, respectively, of interest expense was recorded related to the note payable.

Our exposure to market risk for changes in interest rates relates primarily to the variable interest obligation on the $450.0 million outstanding on the consolidated balance sheet in relation to the note payable to EMC. The note may be repaid, without penalty, at any time. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. As a result of a lower 90-day LIBOR rate, we expect our interest expense on the note payable to decrease in the fourth quarter of 2009. If the interest rate on the note payable were to change 100 basis points from the September 30, 2009 rate and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

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

        The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft provides products that compete with some of our free offerings, has released virtual infrastructure and virtual management products, and recently added higher-end features to those products. Microsoft has also announced a cloud-based computing initiative. Microsoft’s offerings are positioned to compete with our virtual infrastructure and other virtualization product offerings. We also face competition from other companies and there have been a number of announcements of new product initiatives, alliances and consolidation efforts by our competitors. For example, Citrix Systems continues to enhance its server virtualization offerings and its virtual desktop offering and has also announced plans for a cloud computing offering. During 2009, Oracle completed its acquisition of Virtual Iron and agreed to acquire Sun Microsystems which has its own hypervisor-based virtualization technology, Microsoft recently released the second version of its hypervisor-based server virtualization product and IBM, and Google and Amazon have announced new cloud computing initiatives. Other companies have also indicated their intention to expand offerings of virtual management solutions. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has implemented distribution arrangements with x86 system vendors and independent software vendors, or ISVs, related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of our corresponding format. Microsoft has in the past also implemented pricing policies that require customers to pay additional license fees based on certain uses of virtualization technology and other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution and licensing restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications and Microsoft offers its own server virtualization software packaged with the 2008 release of its Windows server product. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings.

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

The global economic disruption has also resulted in a general tightening in the credit markets, lower levels of liquidity and increases in the rates of default and bankruptcy, while the potential for extreme volatility in credit, equity and fixed income markets continues. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or deferred revenue or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able recognize in a particular period.

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

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive virtualization solution than they individually had offered. For example, in 2008, Red Hat acquired Qumranet, a developer of virtual infrastructure solutions, and Citrix and Intel announced a desktop virtualization collaboration. During 2009, Oracle and Sun Microsystems announced that they had entered into an agreement under which Oracle will acquire Sun, Oracle completed its acquisition of Virtual Iron and Microsoft announced an additional expansion of its alliance with Citrix. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

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

In the last year, we have announced new product and technology initiatives which aim to leverage our virtualization infrastructure software products into the emerging areas of cloud and virtual desktop computing as alternatives to the provisioning of physical computing resources. Additionally, in connection with our September 2009 acquisition of SpringSource, we announced our intention to use SpringSource solutions to extend VMware’s strategy to deliver solutions in the emerging Platform as a Service (“PaaS”) market. Additionally, SpringSource’s current offerings and their underlying open source technology position us in the enterprise and web application development and management markets. We also recently announced our vCenter family of products to more fully manage virtualized environments, which may cause us to compete with other virtualization management vendors.

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

Both the cloud computing and virtual desktop markets are in early stages of development. Other companies seeking to enter and develop competing standards for the cloud computing market such as Microsoft, IBM, Oracle, Google and Amazon and the virtual desktop market such as Microsoft and Citrix have introduced or are likely to introduce their own initiatives that may compete with or not be compatible with our cloud, virtual desktop computing and PaaS initiatives which could limit the degree to which other vendors develop products and services around our offerings and end users adopt our platforms. Additionally, our operating margins in our newer initiatives may be lower than those we have achieved in the markets we currently serve, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, may make it more difficult to introduce those products to end users and delay end user adoption of our product offerings. We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain x86 system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners and x86 system vendors may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. One of the Company’s distribution agreements is with Ingram Micro, which accounted for 17% and 18% of our revenues in the first nine months of 2009 and fiscal year 2008, respectively. The agreement with Ingram Micro under which the Company receives the substantial majority of its Ingram Micro revenues is terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. The terms of this agreement between Ingram Micro and us are substantially similar to the terms of the agreements we have with other distributors, except for certain differences in shipment and payment terms, indemnification obligations and product return rights. While we believe that we have in place, or would have in place by the date of any such termination, agreements with other distributors sufficient to maintain our revenues from distribution, if we were to lose Ingram Micro’s distribution services, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

The concentration of our product sales among a limited number of distributors and the weakness in credit markets increases our potential credit risk and could cause significant fluctuations or declines in our product revenues.

One distributor accounted for 17% and 18% of revenues in the first nine months of 2009 and fiscal year 2008, respectively. Additionally, another distributor accounted for 16% of revenues in the first nine months of 2009 and fiscal year 2008, respectively. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 49% of our total accounts receivable as of September 30, 2009 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by the current global economic downturn, or if there is a continuation or worsening of the downturn. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

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

In the third quarter of 2009, we initiated a program to manage our exposure to foreign currency fluctuations through entering into foreign currency hedges related to certain outstanding monetary assets and liabilities. Although we expect the gains and losses on our foreign currency forward contracts to generally offset the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge, our hedging transactions may not yield the results we expect. Additionally, we expect to continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures.

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

A significant portion of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Additionally, open source technology underlies the offerings of SpringSource, a company we recently acquired. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use such that we have not triggered any such conditions, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating, using or distributing the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. Any of these obligations could have an adverse impact on our intellectual property rights and our ability to derive revenue from products incorporating the open source software.

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

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source and conducting appropriate due diligence of the use of open source in the products developed by companies we acquire, but we cannot be sure that all open source software is submitted for approval prior to use in our products or is discovered during due diligence.

The product offerings of the recently acquired company, SpringSource, are based upon and incorporate open source software technologies that subject us to additional risks and challenges which could result in increased development expenses, delays or disruptions to the release or distribution of those software solutions, and increased competition.

In September 2009, we completed our acquisition of SpringSource, a software company that uses open source extensively in its software solutions. Software solutions that are substantially or mostly based on open source software subject us to a number of risks and challenges:

•

If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, our development expenses could be increased and our product release and upgrade schedules could be delayed.

•

One of the characteristics of open source software is that anyone can modify the existing software or develop new software that competes with existing open source software. As a result, competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for new competitors with greater resources than ours to develop their own open source solutions, potentially reducing the demand for, and putting price pressure on, our solutions.

•

It is possible that a court could hold that the Apache License and similar licenses under which our open source products are developed and licensed are not enforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that open source components of our product offerings may not be liberally copied, modified or distributed, may have the effect of preventing us from distributing or developing all or a portion of our products. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may no longer be compatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from continuing to distribute the software code subject to the modified license.

•

Actions to protect and maintain ownership and control over our intellectual property could adversely affect our standing in the open source community, which in turn could limit our ability to continue to rely on this community, upon which we are dependent, as a resource to help develop and improve our open source products.

If we are unable to successfully address the challenges of integrating products based upon open source technology into our business, our ability to realize revenues from such products will be negatively affected and our development costs may increase.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were $360.3 million, or 25% of our total revenues, in the nine months ended September 30, 2009, and $429.2 million, or 23% of our total revenues, in 2008. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

Acquisitions could disrupt our business, cause dilution to our stockholders and harm our business, financial condition and results of operations.

We have in the past and may in the future acquire other businesses, products or technologies. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.

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

In 2008 we derived approximately 48%, and in the nine months ended September 30, 2009, we derived approximately 50% of our revenues from customers outside the United States. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

We rely on our information systems and those of third parties for processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations, and cash flows could be negatively impacted.

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

Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations under the new generally accepted accounting principles, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

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

As of September 30, 2009, EMC owned 27,000,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 82% of the total outstanding shares of common stock or 98% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Shares of Class B common stock are entitled to one vote per share when voting for such remaining directors. Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors. If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC (other than in a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, or the Code, or in transfers following such a distribution), those shares will automatically convert into Class A common stock. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

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

Some of our directors own EMC common stock, restricted shares of EMC common stock and/ or options to acquire EMC common stock and hold management positions with EMC, which could cause conflicts of interests that result in our not acting on opportunities we otherwise may have.

Some of our directors own EMC common stock and/or options to purchase EMC common stock. In addition, some of our directors are executive officers and/or directors of EMC. Ownership of EMC common stock, restricted shares of EMC common stock and options to purchase EMC common stock by our directors and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. There can be no assurance that the provisions in our certificate of incorporation or the master transaction agreement will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC. As a result, we may be precluded from pursuing certain growth initiatives.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2008 and September 30, 2009, the closing trading price of our Class A common stock was very volatile, ranging between $17.88 and $84.60 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Sales of Unregistered Securities

On September 15, 2009, VMware completed the acquisition of SpringSource pursuant to the terms of the Agreement and Plan of Merger, or the merger agreement, dated as of August 7, 2009. Pursuant to the merger agreement, certain employee stockholders of SpringSource received a portion of their cash merger consideration in shares of VMware Class A common stock. At the closing, these employees received an aggregate of 572,492 shares of VMware Class A common stock in lieu of an aggregate of approximately $21 million in cash merger consideration otherwise payable to such stockholders. These shares are now subject to vesting restrictions based on continued employment with VMware. All of such shares of VMware Class A common stock were exempt from registration as private placements under Section 4(2) of the Securities Act.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1 – July 31, 2009	456	$27.72	—	$—
August 1 – August 31, 2009	11,695	33.13	—	—
September 1 – September 30, 2009	196,407	33.90	—	—

	208,558	33.85	—	$—

We do not have a publicly announced stock repurchase program. All shares referenced in the above table were withheld through net share settlements during the fiscal quarter ending September 30, 2009 upon the vesting of restricted stock under our equity compensation plan to satisfy tax withholding obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 2009, our sole Class B common stockholder, EMC, approved the proposed acquisition by VMware of SpringSource (the “Acquisition”) in accordance with our Amended and Restated Certificate of Incorporation, by action of written consent pursuant to Section 228 of the Delaware General Corporation Law.

On September 15, 2009, our sole Class B common stockholder approved that the VMware Class A common stock and equity awards to be issued in connection with the Acquisition would not be included in the annual equity pool previously approved by the Class B Common stockholder.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated August 7, 2009, among VMware, Inc., Squid Acquisition Corporation, SpringSource Global, Inc. and Steve Spurlock, as stockholder representative (incorporated by reference to Exhibit 2.1 to VMware, Inc.’s Current Report on Form 8-K filed on August 10, 2009).

10.1	Letter Agreement with Rashmi Garde entered into on October 13, 2009.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: November 4, 2009	By:	/s/ ROBYNNE D. SISCO
Robynne D. Sisco
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated August 7, 2009, among VMware, Inc., Squid Acquisition Corporation, SpringSource Global, Inc. and Steve Spurlock, as stockholder representative (incorporated by reference to Exhibit 2.1 to VMware, Inc.’s Current Report on Form 8-K filed on August 10, 2009).

10.1	Letter Agreement with Rashmi Garde entered into on October 13, 2009.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.