Form 10-K
period 2009-12-31
VMWARE, INC.
filed 2010-03-01
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2009, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2009) was approximately $1,525,838,910. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2010, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 405,960,429, of which 105,960,429 shares were Class A common stock and 300,000,000 were Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held in 2010. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2009.

VMware, VMworld, VMware vSphere, VMware Fusion, VMmark, GSX Server, P2V, Multipleworlds, VMware vCloud, ESX, VMsafe, vMotion, Covalent, SpringSource, Hyperic and Hyperic HQ are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of future events, including any mergers, acquisitions, divestitures, securities offerings or business combinations or other developments in our business that may be announced or consummated after the date of this Annual Report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook”, “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “estimates,” “anticipates,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part I (Risk Factors). The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

i

PART I

ITEM 1.	BUSINESS

VMware is the leading provider of virtualization solutions from the desktop to the data center and to the cloud. Our virtualization solutions represent a pioneering approach to computing that separates application software from the underlying hardware to achieve significant improvements in efficiency, availability, flexibility, and manageability. Our broad and proven suite of virtualization solutions addresses a range of complex information technology (“IT”) problems that include cost and operational inefficiencies, business continuity, software lifecycle management, and desktop management. The benefits to our customers include substantially lower IT costs, cost-effective high availability across a wide range of applications, and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. Our customer base includes organizations of all sizes across numerous industries and includes 100% of the Fortune 100 and approximately 96% of the Fortune 1000. Our solutions enable organizations to aggregate multiple servers, storage infrastructure, and networks together into shared pools of capacity that can be allocated dynamically, securely, and reliably to applications as needed, increasing hardware utilization and reducing spending. In the eleven years since the introduction of our first virtualization platform, we have expanded our product offerings to address distributed and heterogeneous infrastructure challenges such as planned and unplanned downtime management, system recoverability and reliability, backup and recovery, resource provisioning and management, capacity and performance management, and security.

We work closely with more than 1,300 technology partners, including leading server, microprocessor, storage, networking and software vendors. We have shared the economic opportunities surrounding virtualization with our partners by facilitating solution development through open Application Programming Interface (“APIs”) formats and protocols and providing access to our source code and technology. The endorsement and support of our partners have further enhanced the awareness, reputation, and adoption of our virtualization solutions.

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

We were incorporated as a Delaware corporation in 1998 and continued to operate in large measure as a stand-alone company following our acquisition by EMC Corporation (“EMC”) in 2004 and following our initial public offering of our Class A common stock in August 2007. EMC holds 81% of our outstanding common stock, including 27 million shares of our Class A common stock and all of our Class B common stock, and we are considered a “controlled company” under the rules of the New York Stock Exchange. Total revenues in 2009 increased 8% to $2,023.9 million. This included license revenues of $1,029.4 million and services revenues of $994.5 million. In the years ended December 31, 2009, 2008 and 2007, nearly all of our license revenues were from our virtualization platforms (including data center and desktop solutions) with the balance from our other solutions (which is composed of Applications Middleware and Management). Of our total services revenues in 2009, 83% were software maintenance revenues and 17% were professional services revenues. For additional financial information on our business by product and geographic area, see Note M to the consolidated financial statements included elsewhere in this filing. Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California and we have approximately 78 offices worldwide.

We began shipping our first product in 1999, and today we offer multiple products from the desktop to the data center and to the cloud. Our business is organized around providing solutions for three major IT predicaments: reducing costs and increasing operational efficiency in data centers, providing easy access to “cloud computing” capacity and simplifying management and control of corporate client computing.

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

VMware’s infrastructure virtualization platform not only decouples the entire software environment from its underlying hardware infrastructure, but also enables the aggregation of multiple servers, storage infrastructure, and networks into shared pools of resources that can be delivered dynamically, securely, and reliably to applications as needed. This approach enables organizations to build a computing infrastructure with high levels of utilization, availability, automation, and flexibility using building blocks of inexpensive industry-standard servers.

In addition, the VMware virtualization platform is able to deliver services to applications running inside virtual machines, in an OS and application agnostic manner. This increases operational efficiency, since these services are built-in and easily enabled, and also allows mixed-element, multi-OS applications to get standard service levels delivered by the infrastructure, broadening customer deployment choices.

In effect, VMware’s virtualization platform converts IT infrastructure into a “computing cloud.” Applications running in virtual machines can move across servers, storage, and networks without disruption or downtime to dynamically match computing supply and demand while built-in services ensure high levels of availability, security, and scalability. Virtual machine standardization also allows organizations to choose more freely between running applications in virtual machines on their own “private clouds” inside their data center or on “public clouds” hosted by a service provider. With a common platform available across the public and private clouds, applications can be easily moved between the two based on economics and organizational need.

To best leverage this cloud computing infrastructure, virtualization management products help streamline IT processes and reduce operating costs by automating critical workflows in the data center. VMware products for application management enable organizations to accelerate application development, automate application lifecycle processes, and manage to application performance service levels. Infrastructure management products help companies automate business continuity processes, manage capacity more efficiently, and provide financial cost information for internal chargeback.

In 2008, we announced our VMware vCloud (“vCloud”) initiative which leverages our platform to allow enterprises with internal clouds to easily access external cloud capacity on-demand without the need to customize or change their applications. The objective of the vCloud initiative is to enable hosting and cloud computing vendors to deliver enterprise-class cloud computing by federating on demand compute capacity between virtual data centers and cloud service providers on a common VMware platform. The initiative is aimed at providing users choice in where they deploy applications by providing a common set of cloud computing services for businesses and service providers, with support for any application or OS and the ability to choose where applications live, on or off premise.

Data Center Products and Technology

VMware vSphere is our flagship data center platform. Users can choose to deploy the VMware ESX or VMware ESXi hypervisor when they purchase VMware vSphere. A “hypervisor” is a layer of software that resides between the operating system and system hardware to enable virtualization. VMware ESX is the industry’s most mature hypervisor. VMware ESXi is a compact, small disk footprint version of VMware ESX with the same functionality and performance. Other components of VMware vSphere include capabilities such as the following:

•	VMware VMotion and Storage VMotion, the live migration of actively running virtual machines across servers or storage locations without disruption or downtime.

•	VMware High Availability, cost-effective high availability for all applications against hardware and operating system failures.

•	VMware Fault Tolerance, zero downtime, zero data loss, and continuous availability for applications.

•	VMware Distributed Resource Scheduler, continuous monitoring of virtual machines that ensure optimal placement on hardware based on resource requirements and priorities.

•	VMware vNetwork Distributed Switch, centralized point of control for cluster level networking.

•	VMware vShield Zones, maintains trust and network segmentation of users and sensitive data.

Virtualization management is provided by the vCenter family of products, which simplify and automate management tasks. Key vCenter products include the following:

•	vCenter Server, the central management and control point for VMware Infrastructure environments.

•	vCenter Site Recovery Manager, one-button disaster recovery for virtualized environments.

•	vCenter Lifecycle Manager, an automated process for managing the lifecycle of virtual machines in the data center.

•	vCenter Lab Manager, an automated process for software development environments.

•	vCenter CapacityIQ, use data center or desktop capacity efficiently and cost-effectively.

•	vCenter AppSpeed, measure application performance against business service level agreements.

•	vCenter Chargeback, map IT costs to business units, cost centers, or external customers.

We also offer free data center products such as VMware Server and a free version of VMware ESXi that encourage the trial, usage, and adoption of VMware virtualization in data centers of all sizes. VMware Server is a virtualization platform that runs on top of an OS (a “hosted” product) available for trial and download by customers so they can test virtualization before they move to the bare-metal products.

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

VMware desktop virtualization technology decouples the entire desktop environment from its underlying device, enabling customers to create user-centric instead of device-centric desktop environments. There are two main approaches to desktop virtualization: Virtual Desktop Infrastructure (“VDI”), where the desktop virtual machine runs on a server and is accessed remotely using a display protocol, and client-hosted virtual desktops, where a desktop virtual machine runs locally on a computer and is able to use the local hardware and peripherals. We have products in both of these categories, as well as offerings that combine both approaches. VDI enables customers to provide central management and control over their desktop environments by moving the entire desktop environments off the end-point device and into a virtual machine running on a virtual infrastructure. This enables customers to quickly provision new desktop environments to local and remote users while enabling centralized security, updating, and control over these environments. VDI can also take advantage of the other tools and technologies that surround a virtual infrastructure, including high availability and disaster recovery.

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

In 2008, VMware announced its Desktop as a Managed Service initiative, which consists of both product and partnering efforts aimed at delivering universal clients, that is desktops that follow users to any end-point, that are secure, cost-effective, and easy for IT to manage. Our partnering efforts involve a network of hardware, systems, and software partners to deliver a complete universal client virtualization solution to customers.

Desktop Products and Technologies

Our desktop products leverage our virtualization technology to deliver desktop virtualization to both enterprise users and personal users.

VMware View is our enterprise desktop virtualization platform. VMware View incorporates and extends VMware vSphere into both a Virtual Desktop Infrastructure and a client-hosted virtualization solution that allows a desktop virtual machine to run centrally in the data center or locally. In November 2009, VMware introduced VMware View 4, the industry’s first solution for delivering desktops as a managed service. Major components of VMware View include:

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

VMware also sells a range of personal client-hosted desktop virtualization products including:

•

Workstation enables technical professionals to create multiple secure virtual sandboxes on a single computer for running and testing multiple operating systems and applications. In October 2009, VMware introduced VMware Workstation 7.

•	Fusion enables Apple users to seamlessly run Windows and Windows applications on an Intel processor-powered Apple OS X Macintosh computer. In October 2009, VMware also introduced VMware Fusion 3.

Other desktop products include VMware ACE, which provides a layer of management around client-hosted desktops, and VMware Player, a free client-hosted virtual desktop runtime that encourages trial of desktop virtualization.

Applications Middleware and Management

VMware entered the Applications Middleware and Management market with the acquisition of SpringSource Global, Inc. (“SpringSource”) in the third quarter of 2009. SpringSource builds and supports solutions that help organizations build, run, and manage enterprise applications, particularly those written in the Java programming language. An application framework is a collection of software libraries that structures and simplifies the work of software developers building applications. SpringSource develops and supports the Spring application framework for enterprise Java applications and the Grails framework for high productivity web applications written in the Groovy programming language. Both of these frameworks are open source software. SpringSource also offers a Java application server, tc Server, which is built around the open source Apache Tomcat project and offers integrated monitoring and management. Finally, SpringSource develops a monitoring solution for enterprise applications and infrastructure, Hyperic HQ. Both tc Server and Hyperic HQ combine open source and non-open source components. SpringSource revenues are generated from a combination of professional services, including training and consulting, and product subscriptions of primarily Hyperic HQ and tc Server solutions.

Support and Services

We believe that our strong services organization and frequent customer touch points help establish loyal customers who provide references and help promote our technology across various industries. We have implemented a broad services strategy that leverages the professional services organizations of our partners. We have also established our own services offerings to complement our partners’ services offerings and to ensure customer satisfaction, drive additional sales, and promote renewals and upgrades. Our services offerings include customized solutions and onsite support that enable us and our channel partners to provide a positive overall customer experience.

We have established our global customer support organization, VMware Global Support Services, to align with and support our expanding customer base.

•

VMware Global Support Services. We offer a suite of support packages backed by industry-leading expertise. We offer three support and subscription programs (Platinum, Gold, and Silver) on an annual or multi-year subscription basis, that include VMware support along with access to periodic updates, bug fixes, and enhancements to our products. Complementing our Platinum support and subscription program, we offer Business Critical Support which provides customers personalized technical support delivered by a designated team of experts familiar with a customer’s specific system configuration, past support experience, and business needs. Of our customers who purchase support, the majority purchase Platinum support. We sell and market our support and service agreements through the same network of channel partners who also sell our products. We also have a renewal sales team and utilize a third party vendor to sell renewals directly to end user customers. In addition, the renewal sales team and the third party vendor assist and complement our channel partners’ efforts by providing quotation and sales support to our channel partners.

The core support and subscription offerings provide live phone support, and our customers have access to an online product knowledge database for help with troubleshooting and operational questions. Our support teams provide first response and manage the resolution of customer issues. In addition, we have authorized certain systems vendors and independent service providers to provide support for our products on our behalf.

We also offer a range of professional services under our VMware Professional Services offering, which includes the following:

•

VMware Consulting Services. VMware Certified Professionals (“VCPs”) provide on-site assistance throughout the virtualization adoption lifecycle to accelerate the implementation of our virtualization solutions. VCPs conduct initial assessments and upgrade workshops and prepare detailed implementation project plans. Once customers are ready for standardization across their enterprise,

VCPs help integrate virtual infrastructure into enterprise systems and processes. VCPs include VMware employees, partners, and customers who have completed training and have successfully passed our VCP exam.

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

We have more than 1,300 technology partners with whom we bring joint offerings to the marketplace. We classify our partners as follows:

•

Independent Hardware Vendors (“IHVs”). We have established strong relationships with large system vendors, including Cisco, Dell, Fujitsu, Fujitsu-Siemens, HP, IBM, Lenovo and NEC for joint certification and co-development. We also work closely with AMD, Intel, and other IHVs to provide input on product development to enable them to deliver hardware advancements that benefit virtualization users. We coordinate with the leading storage and networking vendors to ensure joint interoperability, and enable our software to access their differentiated functionality.

•

Independent Software Vendors (“ISVs”). We partner with leading systems management, infrastructure software, and application software vendors to enable them to deliver value-added products that integrate with our VMware vSphere and vCenter suite of products.

The VMware Technology Alliance Partner program facilitates joint solution creation and coordinated go-to-market activities with our partners. Nearly 1,000 of the most widely used applications from ISVs support the VMware vSphere platform. Each month, dozens of additional applications are added to the supported list. These applications include business solutions for enterprise resource planning, human resource management, electronic medical records management, financial processing, and middleware such as application servers and databases. As an extension to this rapidly growing list, we have expanded our VMware Ready Management program to allow middleware and application software to qualify for the VMware Ready logo. The VMware Ready Management program validates the integrations of partner solutions that simplify comprehensive management of VMware virtual datacenter operating system environments.

Our ISVs and other alliance partners, open source contributors, and other VMware community members have distributed more than 1,300 software applications as virtual appliances. In addition to developing open APIs, formats, and protocols at multiple levels in our products, we provide source code access to select partners in our “Community Source” program to facilitate joint development and partner differentiation. We provide access to our ESX source code to approximately 700 developers from more than 40 partners for joint development projects. We also work with our industry partners to promote and foster the adoption of industry standards.

We invest significant capital in testing and certification of infrastructure to rigorously ensure our software works well with major hardware and software products. We have more than 3,300 server, storage, I/O, and thin- client devices from more than 150 companies that are VMware Ready. We have successfully tested more than 450 operating system versions for use with our solutions. We believe that the scale and scope of this effort is a significant competitive advantage.

Research and Development

We have made, and expect to continue to make, significant investments in research and development (“R&D”). We have assembled a strong group of developers with system level, systems management, desktop, security, application development, and open source software expertise. We also have strong ties to leading academic institutions around the world, and we support academic programs that range from shared source code for research to sabbatical programs for visiting professors.

We prioritize our product development efforts through a combination of engineering-driven innovation and customer and market-driven feedback. Our R&D culture places high value on innovation, quality, and open collaboration with our partners. We currently participate in numerous standards groups, and VMware employees hold a variety of standards organization leadership positions, including the Distributed Management Task Force, the Standard Performance Evaluation Corporation, and the OSGi Alliance. We believe that the strength of our R&D organization is a competitive differentiator.

Our R&D expenses totaled $496.6 million, $429.2 million and $285.9 million in 2009, 2008 and 2007, respectively.

Sales and Marketing

We sell and market our products largely through a network of channel partners, which includes distributors, resellers, x86 system vendors, and systems integrators, with over 75% of our revenue in 2009 derived from this network. The remainder is primarily derived from direct sales.

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

We primarily sell our software under perpetual licenses, and our sales contracts generally require end user customers to purchase maintenance for the first year. Software maintenance is sold both directly to end user customers and via our network of channel partners and the majority of professional services are sold directly, with some professional services sold via our channel partners. End users can obtain licenses to our products through individual discrete purchases to meet their immediate needs or through the adoption of enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings that provide for multi-year maintenance and support at discounted prices. ELAs enable us to build long-term relationships with our customers as they commit to VMware’s virtual infrastructure solutions in their data centers. Our sales cycle with end user customers ranges from less than 90 days to over a year depending on several factors, including the size and complexity of the customer’s infrastructure.

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

We raise the awareness of our company, market our products, and generate sales leads through industry events, public relations efforts, marketing materials, free downloads, and our website. On average, our website receives approximately 1.2 million cumulative, unique visits to www.vmware.com each week, as measured by a third-party tracking system. We also have created an online community called VMware Technology Network (“VMTN”) that enables customers and partners to share and discuss sales and development resources, implementation best practices, and industry trends among other topics. Attendance at VMworld in the U.S. has grown from approximately 1,400 attendees in 2004 to nearly 13,000 attendees in 2009. We also offer management presentations, seminars, and webinars on our products and topics of virtualization. We believe a combination of these efforts strengthens our brand and enhances our leading market position in our industry.

Our business is subject to seasonality in the sale of our products and services. Additionally, our fourth quarter revenues are affected by a number of seasonal factors, including fiscal year-end spending trends. Such factors historically have contributed to stronger fourth quarter revenues in any given year. We believe that seasonal factors are common within our industry.

Customers

Our customers include 100% of the Fortune 100 and approximately 96% of the Fortune 1000. Our customer deployments range in size from a single virtualized server for small businesses to up to thousands of virtual machines for our largest enterprise customers. In periodic third-party surveys commissioned by us, our customers indicate very high satisfaction rates with our products and many have indicated a strong preference for repeat purchases.

During 2009, two distributors, who purchase software licenses and software support from us for resale to end user customers directly or via resellers, each accounted for over 10% each of our worldwide revenues. Arrow Electronics, Inc. and Ingram Micro, Inc. accounted for 16% and 15%, respectively, of our worldwide revenues in 2009. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. No other channel partner accounted for more than 10% of our revenues in 2009.

Competition

The virtualization market is rapidly evolving, and as such, we experienced increased competition during 2009, and we expect competition to significantly intensify in the future. We compete with both large and small vendors in different segments of the virtualization market, and we expect that new entrants will continue to enter the market and develop technologies that, if commercialized, may compete with our products.

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

Microsoft is the primary competitor for our data center virtualization solutions. In 2009, Microsoft released the second generation of its Hyper-V virtualization offering and continues to develop virtual management products. Microsoft also continues to articulate a cloud-based computing initiative. Microsoft’s offerings are positioned to compete with our virtual infrastructure, virtualization management, and some of our free data center product offerings. Microsoft’s cloud initiative may eventually compete with our cloud offerings and with cloud service providers who standardize on our solutions. We believe our approach to both server virtualization and cloud computing is differentiated from Microsoft’s and our solutions deliver significant flexibility, functionality, reliability, and superior economic value to customers.

We also compete with Citrix for desktop virtualization solutions and with companies whose virtualization products are based on emerging open-source technologies. In addition, we compete with companies that take different approaches to virtualization. Furthermore, our VMware vSphere suite competes with products that provide high availability clustering, workload management, and resource management.

We also expect to compete with new entrants to the virtualization market, which may include parties currently selling our products and/or our current technology partners. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality, and broader acceptance than our products. Our competitors may also add features to their virtualization products that are similar to features that presently differentiate our product offerings from theirs. Additionally, some of our competitors may make acquisitions or enter into partnerships or other strategic relationships with one another to offer a more comprehensive virtualization solution than they individually had offered. Some competitors have in the past, and may in the future, take advantage of their existing relationships with our business partners to engage in business practices such as distribution and license restrictions that make our products less attractive to our channel partners and end users. A number of companies have recently announced initiatives in these areas.

Information technology companies are also increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions that can offer alternatives to our virtualization platform. In addition, competitors who have existing relationships with our current or prospective end users could integrate competitive capabilities into their existing products and make them available without additional charge. Many of our current and future competitors have longer operating histories, greater name recognition, a larger customer base, and significantly greater financial, technical, sales and marketing, and other resources than we do.

Overall however, we believe our market leadership, large customer base, strong partner network, broad and innovative solutions suite, and platform-agnostic approach position us to compete effectively for the foreseeable future.

Intellectual Property

As of December 31, 2009, the United States Patent and Trademark Office has issued us 63 patents covering various aspects of our server virtualization and other technologies. The granted United States patents will expire beginning in 2018, with the last patent expiring in 2028. We also have numerous pending United States provisional and non-provisional patent applications, and numerous pending foreign and international patent applications, that cover other aspects of our virtualization and other technologies.

We have been issued trademark registrations in the United States, the European Community and Japan covering the trademarks VMWARE for use in connection with computer software, clothing and reference materials, and VMWORLD for use in connection with educational seminars. VMWARE also is our registered trademark in Australia, Canada, China, India, Israel, the Republic of Korea, Mexico, Singapore and Taiwan. VMWARE FUSION is registered in Australia, Canada, China, the European Community, New Zealand, the Russian Federation, the Republic of Korea, the United States, Hong Kong and Japan. VMMARK is registered in the European Community, Israel, the Russian Federation and Japan. We also have trademark applications pending to register the VMMARK mark in the United States, China, and India. In addition, we have registered trademarks for GSX SERVER and P2V in the United States and for MULTIPLEWORLDS in Japan. VMWARE VSPHERE is registered in Austria, Australia and the European Community and pending to register in Canada, China, India, Japan and the United States. We also have trademark applications pending to register the VMWARE VCLOUD mark in the United States and European Community, a trademark registration for the mark ESX in the United States, a trademark registration for the mark VMSAFE in the United States, a trademark registration for the mark VMOTION in the United States and a trademark registration for the mark COVALENT in the United States.

Trademark registrations have been granted for the SPRINGSOURCE mark in Australia, the United States and the European Community and for the SPRINGSOURCE mark and logo in the United States and European Community. Trademark registrations have been granted for the HYPERIC mark and design in the European Community, Norway, Switzerland and the United States and for the HYPERIC HQ mark and design in the United States.

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

Employees

As of December 31, 2009, we had approximately 7,100 employees in offices worldwide, including employees contracted through EMC as discussed below. None of our employees are represented by labor unions, and we consider current employee relations to be good.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.vmware.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of the (i) charters for our Audit Committee, Compensation and Corporate Governance Committee, and Mergers and Acquisitions Committee, (ii) our Business Conduct Guidelines (code of business conduct and ethics), and (iii) our Corporate Governance Guidelines are available on the Investor Relations page of our website at www.vmware.com. None of the information posted on or accessible through our website is incorporated by reference into this Annual Report.

ITEM 1A.	RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Risks Related to Our Business

The virtualization products and services we sell are based on a technology with emerging applications and therefore the potential market for our products remains uncertain.

The virtualization products and services we develop and sell are based on a technology platform with established applications in virtualizing on-premises data centers and emerging applications for desktop interface and as a platform for cloud computing. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions for on-premises data centers as well as for desktop interface and cloud computing. Although the use of virtualization technologies on servers and in on-premises data centers has gained acceptance on computer servers for enterprise-level applications, the extent of adoption of virtualization for desktop interface as a platform for cloud computing and by small and medium-size businesses remains uncertain. As the markets for our products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods. In addition, to the extent that rates of adoption of virtualization infrastructure solutions occur more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft provides products that compete with some of our offerings, has released virtual infrastructure and virtual management products, and recently added higher-end features to those products. Microsoft has also announced a cloud-based computing initiative. Microsoft’s offerings are positioned to compete with our virtual infrastructure and other virtualization product offerings. We also face competition from other companies and there have been a number of announcements of new product initiatives, alliances and consolidation efforts by our competitors. For example, Citrix Systems continues to enhance its server virtualization offerings and its virtual desktop offering and has also announced plans for a cloud computing offering. During 2009, Oracle completed its acquisition of Virtual Iron and in early 2010 completed its acquisition of Sun Microsystems which has its own hypervisor-based virtualization technology, Microsoft recently released the second version of its hypervisor-based server virtualization product and IBM, Google and Amazon have announced new cloud computing initiatives. Other companies have also indicated their intention to expand offerings of virtual management solutions.

We believe that the key competitive factors in the virtualization and cloud computing markets include:

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

Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has implemented distribution arrangements with x86 system vendors and ISVs, related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of our corresponding format. Microsoft has in the past also implemented pricing policies that require customers to pay additional license fees based on certain uses of virtualization technology and other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution and licensing restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications and Microsoft offers its own server virtualization software packaged with the 2008 release of its Windows server product. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings.

We also face potential competition from our partners. For example, third parties currently selling our products could build and market their own competing products and services or market competing products and services of third parties. If we are unable to compete effectively, our growth and our ability to sell products at profitable margins could be materially and adversely affected.

Ongoing uncertainty regarding the duration and extent of the recovery from the recent economic downturn and in global economic conditions generally may reduce information technology spending below current expectations and therefore adversely impact our revenues, impede end user adoption of new products and product upgrades and adversely impact our competitive position.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the recovery from the recent economic downturn could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles (for example, ELAs), lowering prices for our products and services, reducing unit sales, decreasing or reversing quarterly growth in our revenues, reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products.

The recent global economic disruption also resulted in general and ongoing tightening in the credit markets, lower levels of liquidity and increases in the rates of default and bankruptcy, while the potential for extreme volatility in credit, equity and fixed income markets continues. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or deferred revenue or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize in a particular period.

Additionally, while we plan to continue making strategic investments in our business, many of our competitors have significantly greater financial, technical and other resources than us, and if the economic recovery is not durable, they may be better positioned to sustain investment in competitive technologies.

Industry alliances or consolidation may result in increased competition.

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive virtualization solution than they individually had offered. For example, in 2008, Red Hat acquired Qumranet, a developer of virtual infrastructure solutions, and Citrix and Intel announced a desktop virtualization collaboration. During 2009, Oracle completed its acquisition of Virtual Iron and Microsoft announced an additional expansion of its alliance with Citrix. Additionally, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in early 2010, Oracle completed its acquisition of Sun Microsystems which is both a hardware vendor and has its own virtualization technology and Microsoft and Hewlett-Packard announced a collaboration based on Microsoft’s cloud computing and virtualization platforms. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product) technology or product functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

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

In addition, factors that may affect our operating results include, among others:

•

general economic conditions in our domestic and international markets and the effect that these conditions have on our customers’ capital budgets and the availability of funding for software purchases;

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

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of upgrades or new products by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	renewal rates for ELAs, held by our customers as original ELA terms expire;

•	the timing and amount of capitalized software development costs beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

If operating system and hardware vendors do not cooperate with us or we are unable to obtain early access to their new products, or access to certain information about their new products to ensure that our solutions interoperate with those products, our product development efforts may be delayed or foreclosed.

Our products interoperate with Windows, Linux and other operating systems and the hardware devices of numerous manufacturers. Developing products that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the operating systems and hardware. Operating system and hardware vendors may not provide us with early access to their technology and products, assist us in these development efforts or share with or sell to us any APIs, formats, or protocols we may need. If they do not provide us with the necessary early access, assistance or proprietary technology on a timely basis, we may experience product development delays or be unable to expand our products into other areas. To the extent that software or hardware vendors develop products that compete with ours or those of our controlling stockholder, EMC, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products. To the extent that we enter into collaborations or joint development and marketing arrangements with certain hardware and software vendors, vendors who compete with our collaborative partners may similarly choose to limit their cooperation with us. In addition, hardware or operating system vendors may fail to certify or support or continue to certify or support, our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.

Our product and technology initiatives subject us to additional business, legal and competitive risks.

Since the beginning of 2009, we have announced new product and technology initiatives which aim to leverage our virtualization infrastructure software products into the emerging areas of cloud and virtual desktop computing as alternatives to the provisioning of physical computing resources. Additionally, in connection with our September 2009 acquisition of SpringSource, we announced our intention to use SpringSource solutions to extend VMware’s strategy to deliver solutions in the emerging Platform as a Service (“PaaS”) market. Additionally, SpringSource’s current offerings and their underlying open source technology position us in the enterprise and web application development and management markets and our February 2010 acquisition of Zimbra has extended our footprint to cloud-based email and collaboration services. We also recently announced our vCenter family of products to more fully manage virtualized environments, which may cause us to compete with other virtualization management vendors.

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

The cloud computing, PaaS and virtual desktop markets are in early stages of development. Other companies seeking to enter and develop competing standards for the cloud computing market such as Microsoft, IBM, Oracle, Google and Amazon and the virtual desktop market such as Microsoft and Citrix have introduced or are likely to introduce their own initiatives that may compete with or not be compatible with our cloud, virtual desktop computing and PaaS initiatives which could limit the degree to which other vendors develop products and services around our offerings and end users adopt our platforms. Additionally, our operating margins in our newer initiatives may be lower than those we have achieved in the markets we currently serve, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain x86 system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Two of our distributors accounted for 16% and 15% of our revenues in fiscal year 2009 and 16% and 18% in 2008. Our agreements with distributors are typically terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

The concentration of our product sales among a limited number of distributors and the weakness in credit markets increases our potential credit risk. Additionally, weakness in credit markets could affect the ability of our distributors, resellers and customers to comply with the terms of credit we provide in the ordinary course of business. Accordingly, if our distributors, resellers and customers find it difficult to obtain credit or comply with the terms of their credit obligations, it could cause significant fluctuations or declines in our product revenues.

One distributor accounted for 16% of revenues in both fiscal years 2009 and 2008, respectively. Additionally, another distributor accounted for 15% and 18% of revenues in fiscal years 2009 and 2008, respectively. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 44% of our total accounts receivable as of December 31, 2009 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by the recent global economic downturn, or if there is a continuation or worsening of the downturn. Additionally, we provide credit to distributors, resellers, and certain end user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

The large majority of our revenues have come from our data center virtualization products including our flagship VMware vSphere product line. Decreases in demand for our data center virtualization products could adversely affect our results of operations and financial condition.

In fiscal year 2009, over 90% of our license revenues were from our data center solutions with the balance from our other solutions. Although we are continuing to develop applications for our virtualization technology such as our desktop virtualization products and our data center management and automation products, we expect our data center virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

•	improved products or product versions being offered by competitors in our markets;

•	competitive pricing pressures;

•	failure to release new or enhanced versions of our data center virtualization products on a timely basis, or at all;

•	technological change that we are unable to address with our data center virtualization products; or

•	general economic conditions.

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

Our revenues and our collection of accounts receivable may be adversely impacted as a result of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies. For example, we have distributors in foreign countries that may incur higher costs due to the strengthening of the U.S. Dollar. One or more of these distributors could delay payments or default on credit extended to them as a result. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources. If we determine that the amount of accounts receivable to be uncollectible is greater than our estimates, we would recognize an increase in bad debt expense, which would have a negative impact on our results of operations. In addition, in periods when the value of the U.S. Dollar strengthens, we may need to offer additional discounts, reduce prices or offer other incentives to mitigate the negative effect on demand.

In May 2009, we started to invoice and collect in non-U.S. Dollar denominated currencies, thereby conducting a portion of our revenue transactions in currencies other than the U.S. Dollar. Although this program may alleviate credit risk from our distributors during periods when the U.S. Dollar strengthens, it may also negatively impact our revenues, anticipated cash flows and financial results due to fluctuations in foreign currency exchange rates, particularly the Euro, the British Pound, the Japanese Yen and the Australian Dollar relative to the U.S. Dollar. While variability in operating margin may be reduced due to invoicing in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our financial statements.

In July 2009, we entered into forward contracts to economically hedge a portion of our net outstanding monetary asset and liability positions. Although we expect the gains and losses on our foreign currency forward contracts to generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge, our hedging transactions may not yield the results we expect. Additionally, we expect to continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures.

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

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. As such, despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. To the extent that additional patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we rely on confidentiality or license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely on “click-wrap” and “shrink-wrap” licenses in some instances.

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

Third parties could claim that our products or technology infringe their proprietary rights. This risk may increase as the number of products and competitors in our market increases and overlaps occur. In addition, as a well known information technology company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties in connection with the use of our products. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or channel partners, which could negatively affect our results of operations.

Our use of “open source” software could negatively affect our ability to sell our products and subject us to possible litigation.

A significant portion of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Additionally, open source technology underlies the offerings of SpringSource, a company we acquired in 2009. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating, using or distributing the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. Any of these obligations could have an adverse impact on our intellectual property rights and our ability to derive revenue from products incorporating the open source software.

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

The product offerings from our recent acquisition, SpringSource, are based upon and incorporate open source software technologies that subject us to additional risks and challenges which could result in increased development expenses, delays or disruptions to the release or distribution of those software solutions, and increased competition.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues, in both 2009 and 2008. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.

The markets for our software solutions are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. We may not be able to develop updated products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products to work with these systems and devices. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the migration of servers to quad-core and greater multi-core microprocessor technology will also allow an end user with a given number of licensed copies of our software to more than double the number of virtualization machines run per server socket without having to purchase additional licenses from us. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. If any of the foregoing events were to occur, our ability to retain or increase market share and revenues in the virtualization software market could be materially adversely affected.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.

If we are unable to develop new products and services, or to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy new software licenses from us or renew software license updates and product support. In addition, information technology standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas such as cloud computing.

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

Once our products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell our products to existing customers would be adversely affected, and our reputation with potential customers could be harmed. If our customers with ELAs, have a poor perception of our support and services offerings, they may choose not to renew their ELAs when they expire. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to maintain high-quality support and services, or to adequately assist our channel partners in providing high-quality support and services, could result in customers choosing to use our competitors’ products instead of ours in the future.

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

Revenues from customers outside the United States comprised approximately 49% of our total revenues in 2009 and 48% of our total revenues in 2008. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though our system of internal controls has achieved compliance with Section 404, we need to continue to maintain our processes and systems and adapt them to changes as our business changes and we rearrange management responsibilities and reorganize our business accordingly. We may seek to automate certain processes to improve efficiencies and better ensure ongoing compliance but such automation may itself disrupt existing internal controls and introduce unintended vulnerability to error or fraud. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and as we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we are unable to continue to comply with Section 404, our non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which could reduce our stock price.

Problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our business. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations, and cash flows could be negatively impacted.

If we fail to manage future growth effectively, we may not be able to meet our customers’ needs or be able to meet our future reporting obligations.

We have rapidly expanded our operations since inception and anticipate further expansion in the future. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. Additionally, further international growth may occur in regions where we presently have little or no infrastructure. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting and operational systems and procedures. If we do not effectively manage our growth we may not be able to meet our customers’ needs, thereby adversely affecting our sales, or be able to meet our future reporting obligations.

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

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events such as pandemics, and to interruption by man-made problems, such as computer viruses, unanticipated disruptions in local infrastructure or terrorism, which could result in delays or cancellations of customer orders or the deployment of our products.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, financial condition and results of operations. As we continue to grow internationally, increasing amounts of our business will be located in foreign countries that may be more subject to political or social instability that could disrupt operations. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, can curtail the functioning of local offices as well as critical components of our information systems and adversely affect our ability to process orders, respond to customer requests and maintain local and global business continuity. Furthermore, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole and disease pandemics could temporarily sideline a substantial part of our workforce at any particular time. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our revenues would be adversely affected.

Our business is subject to a variety of U.S. and international laws regarding data protection.

Our business is subject to federal, state and international laws regarding privacy and protection of user data. We post, on our website, our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others which could have a material adverse effect on our business, results of operations and financial condition.

It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines and penalties, a governmental order requiring that we change our data practices could result, which in turn could have a material adverse effect on our business. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or we could be ordered to cease conducting the noncompliant activity.

If we fail to comply with our customer contracts or government contracting regulations, our business could be adversely affected.

Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, and local and non-U.S. governmental customers are subject to various procurements regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, we could suffer an adverse affect on our business, operating results or financial condition.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously-filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, can have a significant effect on our reported results and may retroactively affect previously reported results.

Risks Related to Our Relationship with EMC

As long as EMC controls us, holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.

As of December 31, 2009, EMC owned 27,000,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 81% of the total outstanding shares of common stock or 98% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.

If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC prior to a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, (a “355 distribution”), those shares will automatically convert into Class A common stock. Additionally, if, prior to a 355 Distribution, EMC’s ownership falls below 20% of the outstanding shares of common stock, all outstanding shares of Class B common stock will automatically convert to Class A common stock. Following a 355 distribution, shares of Class B common stock may convert to Class A common stock if such conversion is approved by VMware stockholders after the 355 distribution. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

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

EMC and we are both IT infrastructure companies providing products related to storage management, back-up, disaster recovery, security, system management and automation, provisioning and resource management. There can be no assurance that EMC will not engage in increased competition with us in the future. In addition, the intellectual property agreement that we have entered into with EMC provides EMC the ability to use our source code and intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. EMC’s rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where EMC holds a majority position and one or more of our competitors hold minority positions.

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

The historical financial information covering the periods prior to our initial public offering (“IPO”) in August 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during those historical periods. The historical costs and expenses reflected in our consolidated financial statements prior to 2008 include an allocation for certain corporate functions historically provided by EMC, including tax, accounting, treasury, legal and human resources services. Although we have transitioned most of these corporate functions to VMware personnel, in certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees include a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs have been charged by EMC and are included as expenses in our consolidated statements of income. Our historical financial information is not necessarily indicative of what our financial position, results of operations or cash flows will be in the future if and when we contract at arm’s-length with independent third parties for the services we have received and currently receive from EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.

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

Prior to our IPO in August 2007, we were included in the EMC consolidated group for U.S. federal income tax purposes, and expect to continue to be included in such consolidated group for periods in which EMC owns at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the EMC consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation and/or its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.

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

Some of our directors own EMC common stock and/or equity awards to purchase EMC common stock. In addition, some of our directors are executive officers and/or directors of EMC. Ownership of EMC common stock, restricted shares of EMC common stock and equity awards to purchase EMC common stock by our directors and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. There can be no assurance that the provisions in our certificate of incorporation or the master transaction agreement will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC. As a result, we may be precluded from pursuing certain growth initiatives.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2009 and January 31, 2010, the closing trading price of our Class A common stock was very volatile, ranging between $19.89 and $47.45 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.

Substantial amounts of Class A common stock are held by our employees, EMC and Cisco Systems (“Cisco”), and all of the shares of our Class B common stock, which may be converted to Class A common stock upon request of the holder, are held by EMC. Shares of Class A common stock held by EMC (including shares of Class A common stock that might be issued upon the conversion of Class B common stock) are eligible for sale subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933 which allow the holder to sell up to the greater of 1% of our outstanding Class A common stock or our four-week average weekly trading volume during any three-month period and following the expiration of their contractual restrictions. Additionally, EMC possesses registration rights with respect to the shares of our common stock that it holds. If EMC chooses to exercise such rights, its sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our Class A common stock may decline.

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

•

following a 355 distribution of Class B common stock by EMC to its stockholders, the restriction that a beneficial owner of 10% or more of our Class B common stock may not vote in any election of directors unless such person or group also owns at least an equivalent percentage of Class A common stock or obtains approval of our board of directors prior to acquiring beneficial ownership of at least 5% of Class B common stock;

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

As a result of an investment by Intel Capital in our Class A common stock in August 2007, Intel has an ownership interest in us and had a one-time right to designate a director acceptable to our board of directors for an initial term of service. Pursuant to that right, we appointed an Intel executive to our board of directors. Cisco, pursuant to its purchase of our Class A common stock from EMC, also has an ownership relationship with us, and we appointed an executive officer of Cisco (since retired from that position) proposed by Cisco as one of our directors. Neither Intel nor Cisco have an ongoing right to designate a director for our board. However, each of the directors initially proposed by them continues to serve on our board. These relationships may create actual or potential conflicts of interest and the best interests of Intel or Cisco may not reflect the best interests of other holders of our Class A common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2009, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.*	Principal Use(s)
Palo Alto, CA	owned:	462,000	Executive and administrative offices, sales and
	leased:	371,000	marketing, R&D, and data center

North and Latin American region (excluding Palo Alto, CA)	leased:	425,000	Administrative offices, sales and marketing, R&D, and data center

Europe, Middle East and Africa region	leased:	294,000	Administrative offices, sales and marketing, and R&D

Asia Pacific region	leased:	267,000	Administrative offices, sales and marketing, and R&D

*	Of the total square feet leased, approximately 161,000 square feet were under construction as of December 31, 2009.

In April 2008, VMware entered into an agreement to lease space for a Washington data center facility. The lease has a term of 16 years with a termination option at the end of the tenth year and the option to take over additional building space. As of December 31, 2009, construction of the portions previously under construction had been completed, while as of December 31, 2008, approximately 30,000 square feet remained under construction. For accounting purposes, VMware is considered to be the owner of the data center. See Note E to our consolidated financial statements.

In August 2007, we used a portion of the net proceeds from our initial public offering of our Class A common stock to purchase our new corporate headquarters facilities in Palo Alto, California from EMC Corporation (“EMC”) for $132.6 million, which is equal to the cost expended by EMC in the construction of those facilities through the date of purchase. As of December 31, 2009 construction had been completed, while as of December 31, 2008, approximately 18,000 square feet remained under construction. Although we own the building and improvements, the land is leased. The ground lease relating to our new corporate headquarters expires in 2057.

We believe that our current facilities are suitable for our current employee headcount and will sustain us through 2010, but we intend to add new facilities or expand existing facilities as we add employees and expand our operations. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

VMware is named from time to time as a party to lawsuits in the normal course of business. In such cases it is our policy to defend against such claims, or if considered appropriate, negotiate a settlement on commercially reasonable terms. However, no assurance can be given that we will be able to negotiate settlements on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our consolidated results of operations, financial position, and cash flows, or consolidated financial statements taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 22, 2009, our sole Class B common stockholder, EMC, authorized the aggregate size of our equity grants for January and February 2010 in accordance with our Amended and Restated Certificate of Incorporation, in an action by written consent pursuant to Section 228 of the Delaware General Corporation Law.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of executive officers and their ages as of February 20, 2010, are as follows:

Name	Age	Position(s)
Paul A. Maritz	54	President, Chief Executive Officer and Director
T. Tod Nielsen	44	Chief Operating Officer
Richard J. McAniff	60	Executive Vice President, Products and Chief Development Officer
Mark S. Peek	52	Chief Financial Officer
Carl M. Eschenbach	43	Executive Vice President of Worldwide Operations
S. Dawn Smith	46	Senior Vice President, General Counsel and Secretary

Paul A. Maritz has been the President and Chief Executive Officer and Director at VMware since July 2008. Prior to joining VMware, he served as President, Cloud Infrastructure and Services Division of EMC Corporation (“EMC”), VMware’s parent company and controlling stockholder. Mr. Maritz joined EMC in February 2008 when EMC acquired Pi Corporation (“Pi”), which he had founded in 2003 and where he served as CEO. Pi was a software company focused on building cloud-based solutions. Prior to founding Pi, he spent 14 years working at Microsoft Corporation (“Microsoft”), where he served as a member of the five-person Executive Committee that managed the overall company prior to his retirement in 2000. He also serves as Chairman of the Board of the Grameen Foundation, which supports microfinance around the world.

T. Tod Nielsen has been the Chief Operating Officer at VMware since January 2009. Prior to joining VMware, he served as President and Chief Executive Officer of Borland Software Corporation since November 2005. From June 2005 to November 2005, Mr. Nielsen served as Senior Vice President, Marketing and Global Sales Support for Oracle Corporation, an enterprise software company. From August 2001 to August 2004, he served in various positions at BEA Systems, Inc., a provider of application infrastructure software, including Chief Marketing Officer and Executive Vice President, Engineering. Mr. Nielsen also spent 12 years with Microsoft in various roles, including General Manager of Database and Developer Tools, Vice President of Developer Tools, and at the time of his departure, Vice President of Microsoft’s platform group.

Richard J. McAniff has been the Executive Vice President, Products, and Chief Development Officer at VMware since March 2009. Prior to joining VMware, he served in various product development management positions at Microsoft from 1987 through 2008. As corporate vice president for Microsoft Office, Mr. McAniff was responsible for several major software tools including Excel and Access. He also oversaw the Business Intelligence effort within Office and development of Web components for the SharePoint Portal Server. Before serving as corporate vice president, Mr. McAniff served as general manager of the Visual Basic development system.

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

S. Dawn Smith has been the Senior Vice President, General Counsel and Secretary at VMware since September 2009. Prior to joining VMware, she was a partner at Morrison & Foerster LLP since January 2008 and served as an attorney since 2005. Prior to joining Morrison & Foerster LLP, she was an attorney at Wilson Sonsini Goodrich & Rosati P.C.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange under the symbol VMW.

The following table sets forth the range of high and low sales prices of our common stock on the New York Stock Exchange for the past two years during the fiscal periods shown. Our Class B common stock is not publicly traded.

	Market Prices
	High	Low
Year ended December 31, 2009
First Quarter	$27.21	$19.16
Second Quarter	33.40	24.42
Third Quarter	41.19	25.75
Fourth Quarter	45.57	36.92
Year ended December 31, 2008
First Quarter	$86.93	$41.41
Second Quarter	72.08	42.05
Third Quarter	57.00	22.67
Fourth Quarter	32.75	17.25

Holders

We had 48 holders of record of our Class A common stock, and one holder of record, EMC Corporation (“EMC”), of our Class B common stock as of February 18, 2010.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of equity securities during the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1 – October 31, 2009	2,225	$43.42	—	$—
November 1 – November 30, 2009	2,098	41.34	—	—
December 1 – December 31, 2009	140,222	42.61	—	—

	144,545	42.60	—	$—

We do not have a publicly announced stock repurchase program. All shares referenced in the above table were withheld through net share settlements during the quarter ending December 31, 2009 upon the vesting of restricted stock and restricted stock units under our equity compensation plan to satisfy tax withholding obligations.

Use of Proceeds

None.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on August 14, 2007 (the date our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2009, assuming an initial investment of $100. While the IPO price of our common stock was $29.00 per share, the graph assumes the initial value of our common stock on August 14, 2007 was the closing sales price of $51.00 per share. Data for the S&P 500 Index and the S&P 500 Systems Software Index assume reinvestment of dividends.

	Base Period 8/14/07	12/31/07	12/31/08	12/31/2009
VMware, Inc.	$100.00	$166.65	$46.45	$83.10
S&P 500 Index	$100.00	$103.83	$65.42	$82.73
S&P 500 Systems Software Index	$100.00	$121.87	$76.12	$114.99

*	$100 invested on August 14, 2007 in VMware common stock, S&P 500 Index, and S&P 500 Systems Software Index, including reinvestment of dividends, if any.

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Summary of Operations:
Revenues:
License	$1,029,442	$1,178,142	$905,368	$491,902	$287,006
Services	994,495	702,885	420,443	212,002	100,068

Total revenues	$2,023,937	$1,881,027	$1,325,811	$703,904	$387,074
Operating income (1)	$219,295	$312,525	$235,341	$120,639	$93,595
Net income	$197,098	$290,133	$218,137	$85,890	$66,775
Net income per weighted average share, basic, for Class A and Class B	$0.50	$0.75	$0.62	$0.26	$0.20
Net income per weighted average share, diluted, for Class A and Class B	$0.49	$0.73	$0.61	$0.26	$0.20
Weighted average shares, basic, for Class A and Class B	394,269	385,068	350,493	332,500	332,500
Weighted average shares, diluted, for Class A and Class B	399,776	397,185	359,189	332,500	332,500

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents (2)	$2,486,461	$1,840,812	$1,231,168	$176,134	$38,653
Working capital (deficiency) (2)	$1,888,438	$1,510,338	$935,162	$(55,318)	$(134,198)
Total assets (2)	$5,066,984	$3,839,205	$2,695,700	$1,145,950	$799,803
Long-term obligations (3)	$450,000	$450,000	$450,000	$800,000	$—
Stockholders’ equity (deficit) (2)(3)	$2,742,951	$2,070,067	$1,340,617	$(230,812)	$453,829

Cash Flow Data:
Net cash provided by operating activities	$985,616	$800,131	$552,436	$279,863	$238,247
Free cash flows (4)	$839,844	$603,411	$235,742	$194,766	$196,037

(1)	In evaluating our results, we also focus on operating margin excluding stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, the write-off of in-process research and development, acquisition-related items, and the net effect of the amortization and capitalization of software development costs as we believe this measure reflects our ongoing business in a manner that allows meaningful period- to-period comparisons. In accordance with generally accepted accounting principles, operating income in the table above includes these items as shown in the table below.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Cost of license revenues
Stock-based compensation	$1,293	$1,120	$558	$99	$—
Employer payroll tax on employee stock transactions	17	28	—	—	—
Intangible amortization	11,669	11,278	21,172	21,840	23,357
Capitalized software development costs amortization	82,915	51,641	36,407	22,299	6,159

Cost of services revenues
Stock-based compensation	14,874	13,485	6,070	2,384	1,299
Employer payroll tax on employee stock transactions	182	224	—	—	—
Intangible amortization	266	—	—	—	—

Research and development
Stock-based compensation not capitalized	121,770	77,992	42,934	26,342	14,656
Employer payroll tax on employee stock transactions	1,684	2,814	—	—	—
Intangible amortization	107	—	—	—	—
In-process research and development	—	6,576	—	—	—
Total capitalized software development costs	(83,514)	(113,649)	(56,840)	(43,012)	(25,103)
Stock-based compensation included in total capitalized software development costs above	14,903	22,749	9,105	10,489	3,545

Sales and marketing
Stock-based compensation	58,610	49,762	26,288	12,020	5,341
Employer payroll tax on employee stock transactions	647	1,257	—	—	—
Intangible amortization	1,594	3,586	2,597	2,188	1,785

General and administrative
Stock-based compensation	34,909	24,157	16,556	10,381	5,775
Employer payroll tax on employee stock transactions	404	519	—	—	—
Intangible amortization	498	2,599	1,972	1,494	1,000
Acquisition related items	1,601	—	—	—	—

(2)	In August 2007, we completed our IPO in which we sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of our Class A common stock at a price to the public of $29.00 per share. The net proceeds to us were $1,035.2 million. Subsequent to receiving the proceeds, we purchased our new headquarters facilities from EMC for $132.6 million, which is equal to the cost expended by EMC through the date of purchase. We also repaid $350.0 million of principal on the note payable to EMC. Also in August 2007, we sold 9,500,000 shares of our Class A common stock to Intel Capital at $23.00 per share. The net proceeds to us from that transaction were $218.3 million. See Note J to the consolidated financial statements for additional information.

(3)	In April 2007, we declared an $800.0 million dividend to EMC paid in the form of a note. This dividend was given retroactive effect as of December 31, 2006. Subsequent to receiving the proceeds from the IPO in August 2007, we repaid $350.0 million of principal on the note. See Note G to the consolidated financial statements for additional information. In 2005, we declared and paid a cash dividend of $190.0 million to EMC.

(4)	Free cash flows, a non-GAAP financial measure, is defined as net cash provided by operating activities plus the excess tax benefits from stock-based compensation, less capital expenditures and capitalized software development costs. Each adjusting item is separately presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Non-GAAP Financial Measures” for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our primary source of revenues is the licensing of virtualization infrastructure software solutions and related support and services for use by businesses and organizations of all sizes and across numerous industries in their information technology (“IT”) infrastructure. Our solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures. Our virtualization software solutions help eliminate the complexity of maintaining and managing IT infrastructures, reduce both capital and operating costs, and provide a more flexible and dynamic IT environment to better support the needs of business. With our latest platform, VMware vSphere (“vSphere”), we are helping companies along the path of cloud computing by providing compatible IT infrastructures for both businesses and cloud service providers.

We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In 2009 we derived over 75% of our revenues from our channel partners, which include distributors, resellers, x86 system vendors and system integrators. The remainder is primarily derived from direct sales. We have also developed a network of indirect channel partners who fulfill orders through our direct channel partners. The majority of our revenues result from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenues are recognized when the elements of revenue recognition for the licensed software are complete. Software maintenance revenues are recognized ratably over the term of the software maintenance period, and include renewals of software maintenance sold after the initial software maintenance period expires. We also recognize revenues from professional services provided to our customers primarily as services are performed.

Our software products are typically sold with software maintenance services. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance included in the license agreement. Our software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates we charge for such services when sold separately. The revenues allocated to the software license included in multiple element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.

Our current financial focus is on long-term revenue growth to generate free cash flows1 to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization, and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). In the second quarter of 2009, VMware vSphere, the next generation of VMware Infrastructure, became generally available. VMware View 4, which is integrated with VMware vSphere, became generally available in the fourth quarter of

[1]	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities plus the excess tax benefits from stock-based compensation, less capital expenditures and capitalized software development costs. Each adjusting item is separately presented on our consolidated statements of cash flows. See “Liquidity—Non-GAAP Financial Measures” for further information.

2009. VMware View 4 represents a complete desktop virtualization solution that enables rapid adoption of virtualized desktops and establishes a desktop as a managed service model. We have introduced, and expect to continue to introduce, more products that build on the vSphere foundation through 2010 and beyond. Additionally, in the third quarter of 2009, we purchased SpringSource Global, Inc. (“SpringSource”), which strengthens our product offering by extending our strategy to deliver solutions that can be hosted at customer data centers or at service providers. This acquisition also supports our mission to simplify enterprise information technology and make customer environments more efficient, scalable, and easier to manage.

Since mid-2008 and through most of 2009 we observed that customers responded to the economic downturn with reductions in budgets for IT spending. As a result, customers were subjecting larger orders, such as ELAs, to a longer review process and in certain cases were purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. While the overall macroeconomic environment appears to be improving and customers appear to be moving forward cautiously with their IT spending, we remain conservative in our planning and we assume a slow economic recovery in which IT spending will continue to be tempered into 2010 and perhaps longer.

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

In evaluating our results, we also focus on operating margin excluding stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, the write-off of in-process research and development, acquisition-related items, and the net effect of the amortization and capitalization of software development costs, as we believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment.

Our maintenance-related services revenues are typically recognized ratably over periods from one to five years subsequent to the initial contract, whereas most of our license revenues are generally recognized upon electronic shipment of the software. As a consequence, variability in operating margin can result from differences in when we quote and contract for our services and when the cost is incurred. Our deferred revenue, both current and long-term, represents a liability on our consolidated balance sheets as the requirements of revenue recognition have not yet been met and it consists of amounts received from customers and amounts billed but not collected for which revenue has not yet been recognized. As of December 31, 2009, over 90% of our deferred revenue balance will be recognized as revenue with the passage of time or with the delivery of professional services. The remainder is tied solely to product release events. We believe our overall deferred revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.

Historically, most of our revenue contracts with international channel partners were in U.S. Dollars, but a portion of our operating expenses were, and continue to be, in currencies other than the U.S. Dollar. This currency difference between our revenues and operating expenses historically caused variability in our operating margins due to fluctuations in the U.S. Dollar as compared to other currencies. In conjunction with the general release of VMware vSphere in the second quarter of 2009, we started to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in their respective regions. As a result of invoicing in these local currencies in which we also have expenses, variability in operating margin due to foreign currency fluctuations has been reduced. However, increased exposure to foreign currency fluctuations introduces additional risk for variability in revenue-related components of our consolidated financial statements. In order to manage our exposure to certain foreign currency fluctuations, we have entered into forward contracts to economically hedge a portion of our net outstanding monetary asset and liability positions. The gains and losses on our foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge, and are reported in other income (expense), net in the consolidated statements of income.

Our Relationship with EMC

As of December 31, 2009, EMC owned 27,000,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 81% of our total outstanding shares of common stock and 98% of the combined voting power of our outstanding common stock.

Pursuant to a reseller arrangement with EMC, which commenced in 2009, EMC bundles our products and services with EMC’s hardware and sells them to end users. In 2009, we recognized revenues of $14.1 from products sold pursuant to our reseller arrangement with EMC. As of December 31, 2009, $22.4 of revenues from products sold under the reseller arrangement were included in deferred revenue.

In 2009, 2008 and 2007, we recognized professional services revenues of $25.2, $16.9 and $11.8, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. As of December 31, 2009 and 2008, $0.7 and $2.1, respectively, of revenues from professional services to EMC customers were included in deferred revenue.

In 2009 and 2008, we recognized revenues of $5.6 and $4.1, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. In 2007, there were no revenues recognized related to these agreements. As of December 31, 2009 and 2008, $3.7 and $1.8, respectively, of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

We purchased storage systems and software, as well as consulting services, from EMC for $9.7, $25.2 and $7.2 in the years ended 2009, 2008 and 2007, respectively.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs are included as expenses in our consolidated statements of income. These costs primarily include salaries and benefits, travel, and rent. Additionally, EMC incurs certain costs on our behalf in the U.S., which historically primarily related to a shared system for travel. In the fourth quarter of 2009 we implemented our own travel system. As a result of implementing our own travel system, reducing travel costs as a result of austerity measures introduced in late 2008, and establishing our own operating subsidiaries in locations where we previously needed to contract with EMC to utilize their personnel, the costs incurred by EMC on our behalf decreased in 2009 as compared to previous periods. The total of these costs with EMC were $95.6, $139.8 and $116.1 in the years ended 2009, 2008 and 2007, respectively.

As calculated under our tax sharing agreement with EMC, we paid $14.2 in 2009 for our portion of EMC’s consolidated federal and state income taxes for various periods, as well as the conclusion of the 2005 and 2006 federal income tax audit. We paid $64.3 and $86.4 in 2008 and 2007, respectively, for our portion of their consolidated federal income taxes. Under the same tax sharing agreement EMC paid us $107.6 in 2009 for our stand-alone federal taxable loss for the fiscal year ending December 31, 2008 and for a refund of an overpayment related to our portion of EMC’s 2007 federal consolidated income taxes. No payments were made by EMC in 2008 and 2007. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In 2009 and 2007, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $8.0 and $2.5, respectively. In 2008, the difference was recorded as an increase in stockholders’ equity of $5.2.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC, offset by interest income that has been earned on our intercompany balance with EMC. In 2009, 2008 and 2007, $6.5, $18.6 and $26.6, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. Our interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the financial statements.

In 2008, we resolved with EMC certain acquisition-related intercompany liabilities due to EMC. As a result, intercompany liabilities due to EMC of $9.7 were recorded as a capital contribution from EMC in additional paid-in capital without the issuance of additional equity by us or remittance of any cash.

Prior to March 2008, our employees participated in the EMC Corporation 401(k) Savings Plan (“EMC Plan”). EMC cross-charged us for the costs associated with our employees who participated in the EMC Plan. In March 2008, our employees began participating in our 401(k) Savings Plan and ceased participation in the EMC Plan.

As of December 31, 2009, we had $47.1 due from EMC, which was partially offset by $20.7 due to EMC. As of December 31, 2008, we had $38.4 due to EMC, which was partially offset by $5.0 due from EMC. The net amount due from EMC as of December 31, 2009 was $26.4 and resulted from the related party transactions described above. The net amount due to EMC as of December 31, 2008 was $33.4 and resulted from the related party transactions described above. As of December 31, 2009, we had $3.0 of income taxes receivable due from EMC and $10.5 of income taxes payable due to EMC. As of December 31, 2008, we had $111.1 of income taxes receivable due from EMC and $3.6 of income taxes payable due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Income Statement Presentation

As we operate our business in one operating segment, our revenues and operating expenses are presented and discussed at the consolidated level.

Sources of Revenues

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis and are generally priced based upon the number of physical desktop computers or server processors on which our software runs.

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

Operating Expenses

Cost of license revenues

Our cost of license revenues principally consists of amortization of capitalized software development costs and of intangibles, royalty costs in connection with products licensed from third-party providers, and the cost of fulfillment of our software. The cost of fulfillment of our software includes product packaging, personnel costs and related overhead associated with the physical and electronic delivery of our software products.

Cost of services revenues

Our cost of services revenues includes the costs of personnel and related overhead to deliver technical support on our products and to provide our professional services.

Research and development expenses

Our research and development (“R&D”) expenses include the personnel and related overhead, which includes depreciation expense associated with the research and development of new product offerings and the enhancement of our existing software offerings, net of amounts capitalized.

Sales and marketing expenses

Our sales and marketing expenses include personnel costs, sales commissions, and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and certain marketing initiatives, including our semi-annual VMworld conference. Sales commissions are generally earned and expensed when a firm order is received from the customer.

General and administrative expenses

Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, facilities, human resources, IT infrastructure, and legal departments.

Results of Operations

Revenues

Our revenues for the years ended 2009, 2008 and 2007 are as follows:

	For the Year Ended December 31,
	2009	2008	2007
Revenues:
License	$1,029.4	$1,178.1	$905.4
Services:
Software maintenance	823.8	555.9	330.0
Professional services	170.7	147.0	90.4

Total services	994.5	702.9	420.4

	$2,023.9	$1,881.0	$1,325.8

Percentage of revenues:
License	50.9%	62.6%	68.3%
Services:
Software maintenance	40.7	29.6	24.9
Professional services	8.4	7.8	6.8

Total services	49.1	37.4	31.7

	100.0%	100.0%	100.0%

Revenues:
United States	$1,039.0	$987.6	$720.6
International	984.9	893.4	605.2

	$2,023.9	$1,881.0	$1,325.8

Percentage of revenues:
United States	51.3%	52.5%	54.4%
International	48.7	47.5	45.6

	100.0%	100.0%	100.0%

Total revenues were $2,023.9 in 2009, $1,881.0 in 2008, and $1,325.8 in 2007, representing year-over-year increases of $142.9 or 8% in 2009 and $555.2 or 42% in 2008. The revenue mix in 2009 reflected a decrease of $148.7 in license revenues and an increase of $291.6 in services revenues as compared with 2008. The revenue mix in 2008 reflected an increase of $272.8 in license revenues and an increase of $282.4 in services revenues as compared with 2007. The shift in our revenue mix year-over-year is primarily due to a decline in license revenues as a result of the macroeconomic environment, while services revenues benefited from strong maintenance renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses. In addition, the growth in services revenues year-over-year in 2009 increased as a result of customers becoming current on their maintenance agreements in order to receive vSphere as part of those arrangements. As we focused on recovering back maintenance during 2009, we anticipate revenue from back maintenance to decline in 2010 as customers have become current. International revenues as a percentage of total revenues continued to increase primarily due to our expansion of operations outside of the United States, as well as growing international demand for virtualization technologies.

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

Historically, most of our revenue contracts with international customers were denominated in U.S. Dollars. In conjunction with the general release of VMware vSphere in the second quarter of 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in their respective regions. While variability in operating margin due to foreign exchange fluctuations is reduced as a result of invoicing in these local currencies in which we also have expenses, additional risk of variability in revenues due to foreign currency fluctuations is introduced when these locally denominated revenues are remeasured into U.S. Dollars.

The macroeconomic environment continues to generate some uncertainty around how much will be spent on IT over the foreseeable future. We believe that our customers continue to adopt our product platform as a strategic investment that delivers substantial cost savings, improved efficiency and flexibility for their business; however, we also believe that our customers continue to move forward cautiously with their spending. Although we experienced an increase in customer spending in the fourth quarter of 2009 which we believe is in response to previously suppressed demand and fiscal year-end spending trends, we continue to plan conservatively for 2010.

License Revenues

Software license revenues were $1,029.4 in 2009, $1,178.1 in 2008, and $905.4 in 2007, representing a year-over-year decrease of $148.7 or 13% in 2009 and a year-over-year increase of $272.8 or 30% in 2008. We believe a significant majority of the license revenues decrease in 2009 compared with 2008 was the result of the overall difficult macroeconomic environment and the related challenges that our customers faced, including reduced budgets for IT spending. Despite the generally quick return-on-investment of virtualization, the economic environment has slowed capital expenditures. Organizations typically update their IT infrastructure when adopting virtualization, but the hardware investment is a capital outlay that is several times larger than that of our software. For the revenue growth in 2008 compared with 2007, we believe a significant majority is the result of greater demand for our virtualization product offerings attributable to wider industry acceptance of virtualization as part of organizations’ IT infrastructure, a broadened product portfolio and expansion of our network of indirect channel partners.

We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly and through certain channel partners. ELAs are core to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application and infrastructure management suite and our disaster recovery products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately, but the remainder is deferred and recognized as services maintenance revenues in future periods. In addition, ELAs typically include an initial maintenance period that is longer than other types of license sales.

Although we recognized license revenues on two of the largest ELAs in our history during the first quarter of 2009, we continued to observe an overall decrease in the average dollar value of our ELAs in 2009 as compared with 2008. The decrease in size of our ELAs was primarily due to a customer shift from large ELAs to small and medium-sized ELAs, and we believe this trend was correlated to the global economic environment. In addition, during 2009, customers purchased our solutions in smaller quantities to meet their immediate needs, foregoing larger discounts offered under ELAs.

We divide our license revenues into two classes: (1) virtualization platforms and (2) other products. Virtualization platforms include our data center products and desktop virtualization products. Our data center products include a hypervisor for system-partitioning the software environment from its underlying infrastructure and products that enable the aggregation of multiple servers, storage infrastructure, and networks into shared pools of resources that can be delivered dynamically, securely, and reliably to applications as needed. Desktop virtualization products decouple the entire desktop environment from its underlying device, enabling customers to create user-centric instead of device-centric desktop environments. The other product category includes solutions, such as tc Server and Hyperic HQ, that help organizations build, run, and manage enterprise applications, particularly those written in the Java programming language. Revenues from virtualization platforms were $1,028.3, $1,178.1, and $905.4, in 2009, 2008, and 2007, respectively. As a percentage of license revenues, revenues from virtualization platforms were 99.9%, 100.0%, and 100.0% in 2009, 2008, and 2007, respectively. Revenues from other products were insignificant in 2009. There were no revenues from other products in 2008, and 2007, respectively.

While we have recently seen continued incremental improvement in the general economic environment, we believe that our customers may continue to exercise caution with regard to IT spending during 2010. As a result, we continue to plan conservatively for 2010.

Services Revenues

Services revenues were $994.5 in 2009, $702.9 in 2008, and $420.4 in 2007, representing year-over-year increases of $291.6 or 41% in 2009 and $282.4 or 67% in 2008. The increases in services revenues during 2009 and 2008 were primarily attributable to growth in our software maintenance revenues. We expect that services revenues will continue to compose an incrementally larger proportion of our revenue mix for the foreseeable future.

Software maintenance revenues were $823.8 in 2009, $555.9 in 2008, and $330.0 in 2007, representing year-over-year increases of $267.9 or 48% in 2009 and $225.9 or 69% in 2008. In 2009, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses. In addition, the growth in services revenues year-over-year increased as a result of customers becoming current on their maintenance agreements in order to receive vSphere as part of those arrangements. In 2008, the growth reflected the increase in our license revenues, as software maintenance services are generally purchased with licenses, the benefit from multi-year software maintenance contracts sold in previous periods, and renewals of existing customer software maintenance contracts.

Professional services revenues were $170.7 in 2009, $147.0 in 2008, and $90.4 in 2007, representing year-over-year increases of $23.7 or 16% in 2009 and $56.5 or 63% in 2008. In 2009, revenues increased due to growing demand for design and implementation services, as well as redemption of consulting and training credits purchased by customers in connection with ELAs and as part of vSphere license and consulting bundles for new users of our products. In 2008, revenues increased due to growing demand for design and implementation services and training programs, as end user organizations deployed virtualization across their organizations. Although we continue to serve our customers directly, since the end of 2008 our strategy has been to encourage our partners to build their professional services businesses around us, which we believe will leverage our license sales through this channel. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.

Operating Expenses

Information about our operating expenses is as follows:

	For the Year Ended December 31,
	2009	2008	2007
Operating expenses:
Cost of license revenues	$126.7	$88.2	$80.9
Cost of services revenues	233.0	215.9	137.8
Research and development	496.6	429.2	285.9
Sales and marketing	736.4	654.1	450.2
General and administrative	212.0	181.1	135.7

Total operating expenses	$1,804.7	$1,568.5	$1,090.5

Operating income	$219.3	$312.5	$235.3

Percentage of revenues:
Cost of license revenues	6.3%	4.7%	6.1%
Cost of services revenues	11.5	11.5	10.4
Research and development	24.5	22.8	21.6
Sales and marketing	36.4	34.8	34.0
General and administrative	10.5	9.6	10.2

Total operating expenses	89.2%	83.4%	82.3%

Operating margin	10.8%	16.6%	17.7%

In evaluating our results, we focus on operating margin excluding stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, the write-off of in-process research and development, acquisition-related items, and the net effect of the amortization and capitalization of software development costs as we believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. Operating margins decreased from 16.6% in 2008 to 10.8% in 2009 and from 17.7% in 2007 to 16.6% in 2008, primarily related to stock-based compensation and capitalized software development costs, as opposed to any structural changes in how we manage or invest in our business. These items are shown in the table below.

	For the Year Ended December 31,
	2009	2008	2007
Cost of license revenues
Stock-based compensation	$1.3	$1.1	$0.6
Intangible amortization	11.7	11.3	21.2
Capitalized software development costs amortization	82.9	51.6	36.4
Cost of services revenues
Stock-based compensation	14.9	13.5	6.1
Employer payroll tax on employee stock transactions	0.2	0.2	—
Intangible amortization	0.3	—	—
Research and development
Stock-based compensation not capitalized	121.8	78.0	42.9
Employer payroll tax on employee stock transactions	1.7	2.8	—
Intangible amortization	0.1	—	—
In-process research and development	—	6.6	—
Total capitalized software development costs	(83.5)	(113.6)	(56.8)
Stock-based compensation included in total capitalized software development costs above	14.9	22.7	9.1
Sales and marketing
Stock-based compensation	58.6	49.8	26.3
Employer payroll tax on employee stock transactions	0.6	1.3	—
Intangible amortization	1.6	3.6	2.6
General and administrative
Stock-based compensation	34.9	24.2	16.6
Employer payroll tax on employee stock transactions	0.4	0.5	—
Intangible amortization	0.5	2.6	2.0
Acquisition-related costs and other	1.6	—	—

Stock-Based Compensation Expense

	For the Year Ended December 31,
	2009	2008	2007
Stock-based compensation, excluding amounts capitalized	$231.5	$166.5	$92.4
Stock-based compensation capitalized	14.9	22.7	9.1

Stock-based compensation, including amounts capitalized	$246.4	$189.2	$101.5

Stock-based compensation expense increased between 2009 and 2008 primarily due to restricted stock unit grants made in September 2008 to certain international employees who were not eligible to participate in the 2008 Exchange Offer and to various other employees for retention purposes. These awards were subject to a full year of vesting and expense recognition in 2009. Additionally, stock-based compensation expense increased due to refresh awards made to our existing employees in the second quarter of 2009 and equity awards issued in connection with the acquisition of SpringSource in the third quarter of 2009.

Stock-based compensation expenses increased between 2008 and 2007 primarily due to broad-based stock option and restricted stock unit grants made under the VMware 2007 Equity and Incentive Plan beginning in the second quarter of 2007. Beginning in June 2007, we granted equity incentive awards under our 2007 Equity and Incentive Plan in anticipation of our IPO.

Stock-based compensation is recorded to each operating expense category based upon the function of the employee to whom the stock-based compensation relates. Historically, stock-based compensation by operating expense category has fluctuated based upon the value and number of awards granted to employees in each respective function. The R&D function has historically had the greatest amount of stock-based compensation given the size of our R&D organization and the strategic role that its employees serve within the Company. In addition, our acquisitions have primarily been technology focused, and many of the equity awards related to employees acquired were in our R&D organization. Conversely, the compensation for the sales organization is more heavily weighted toward cash compensation, primarily in the form of commissions, and therefore has disproportionally lower stock-based compensation expense.

As of December 31, 2009, the total unamortized fair value of our outstanding equity-based awards and EMC equity-based awards held by our employees was approximately $525.6. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $250.2, $170.1, $79.0, and $26.3 for 2010, 2011, 2012, and 2013, respectively.

In future quarters, our total stock-based compensation expense is expected to increase as a result of the grants described above and any additional equity grants we make. Stock-based compensation expense is subject to the amount of stock-based compensation that may be capitalized for the development of new software products and the amount of awards that are forfeited.

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

In 2009, 2008, and 2007, we capitalized $83.5 (including $14.9 of stock-based compensation), $113.6 (including $22.7 of stock-based compensation), and $56.8 (including $9.1 of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income. The decrease in capitalized software development costs in 2009 as compared with 2008 was primarily the result of the reduced costs capitalized on VMware vSphere. Most of the vSphere costs were capitalized during the second half of 2008.

In 2009, 2008, and 2007, amortization expense from capitalized amounts was $82.9, $51.6, and $36.4, respectively. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. We amortized more costs during 2009 compared with 2008 primarily due to the general release of VMware vSphere in the second quarter of 2009. We amortized more costs during 2008 compared with 2007 primarily due to the overall timing of when products became generally available.

Intangible Amortization & Other

Intangible amortization and the other remaining expenses shown in the table above were $18.7 in 2009, $28.9 in 2008, and $25.7 in 2007, representing a decrease of $10.2 or 35% in 2009 and an increase of $3.1 or 12% in 2008. The decrease in these expenses between 2009 and 2008 was primarily due to the lack of expensed in-process research and development in 2009 and intangible amortization ceasing on historical acquisitions offset in part by additional amortization for new acquisitions. The increase in these expenses between 2008 and 2007 was primarily due to in-process research and development recognized in 2008, an increase in employer payroll tax on employee stock transactions, and intangible amortization ceasing on historical acquisitions offset in part by additional amortization for new acquisitions.

Operating Expenses

Aside from the effects of, and changes relating to, stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, the write-off of in-process research and development, acquisition-related items, and the net effect of the amortization and capitalization of software development costs, the following discussion highlights the remaining factors that impacted our operating expenses.

After taking into consideration the items in the table and discussed above, the increase between 2009 and 2008 was $127.8 or 9% in 2009 and $428.7 or 44% in 2008. The increase between 2009 and 2008 was primarily due to higher salaries and benefits expenses from incremental headcount added to support the business and our international expansion, as well as a result of higher commission expense from increased sales volumes. These increases were partially offset by the benefit from the austerity measures we introduced at the end of 2008. These austerity measures included, but were not limited to, reduced travel and entertainment costs, decreased contractor costs, and hiring limited to roles that fit our strategic initiatives. These measures also included suspensions of merit increases for our employees and our company match of pre-tax employee contributions to 401(k) retirement plans. In the fourth quarter of 2009, we reinstated contributions to the 401(k) retirement plans, subject to maximum limits, and we have budgeted for a merit increase effective in the second quarter of 2010. The purpose of our austerity measures has been to enable us to maintain reasonable margins and preserve cash while at the same time execute on our core initiatives and deliver value to our customers. The increase between 2008 and 2007 was primarily as a result of higher salaries and benefits expenses from incremental headcount added to support the business, and to support feature functionality development, sustainment of existing products and new product development. Additionally, the increase was due to commission expense on higher sales volumes, as well as increased marketing expenses relating to our ongoing international market expansion and our branding initiative in 2008.

A portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Operating expenses benefited by $28.0 in 2009 and were negatively impacted by $10.6 in 2008 due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the respective prior year.

Cost of License Revenues

After taking into consideration the items in the table and discussed above, the increase was $6.7 or 28% in 2009 and $1.4 or 6% in 2008. The increase between 2009 and 2008 was primarily due to additional royalty costs in connection with products licensed from third-party providers. The change between 2008 and 2007 was relatively minor.

Cost of Services Revenues

After considering the effect of the items in the table and discussed above, the increase was $15.5 or 8% in 2009 and $70.5 or 54% in 2008. The increase between 2009 and 2008 was primarily due to an increase in incremental costs associated with the increased services revenues, as well as incremental headcount to support the services function. In addition, certain employee-related costs increased as we recognized expenses related to relocating certain positions to lower-cost locations. These increases were partially offset by certain costs that were previously categorized as cost of services revenues that are now recorded in other operating expense categories on our consolidated statement of income. The increase between 2008 and 2007 was primarily due to increased direct support, professional services personnel and third-party professional services costs to support the increased services revenues.

Research and Development Expenses

After considering the effect of the items in the table and discussed above, the increase was $8.9 or 2% in 2009 and $142.0 or 49% in 2008. The change between 2009 and 2008 was relatively minor primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring, offset by decreased costs resulting from the austerity measures we implemented in the fourth quarter of 2008. The increase between 2008 and 2007 was primarily due to increased facilities, salaries and benefits expenses resulting from incremental headcount added in support of feature functionality development, sustainment of existing products, and new product development, which are intended to grow our future business.

Sales and Marketing Expenses

After considering the effect of the items in the table and discussed above, the increase was $76.1 or 13% in 2009 and $178.2 or 42% in 2008. The increase between 2009 and 2008 consisted primarily of higher commission expense, increased salaries and benefits expenses resulting from increased sales volumes and incremental headcount added in conjunction with our international expansion, as well as increased spending to enhance the sales and marketing systems infrastructure of our business. These cost increases were partially offset by the benefit we received from the movement of the U.S. Dollar, decreased travel and entertainment costs resulting from the austerity measures we implemented in the fourth quarter of 2008, and decreased marketing program expenses as compared with our branding initiative in 2008. The increase between 2008 and 2007 consisted primarily of higher salaries and benefits expenses due to increases in sales and marketing personnel and higher commission expense resulting from increased sales volumes. The increase was also due to marketing expenses related to our ongoing international market expansion and marketing expenses related to our branding initiative in 2008.

A portion of our sales and marketing expenses is denominated in foreign currencies and thus exposed to foreign exchange rate fluctuations. As exchange rates vary, the amount of sales and marketing expenses may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the expenses are payable.

General and Administrative Expenses

After considering the effect of the items in the table and discussed above, the increase was $20.7 or 13% in 2009 and $36.7 or 31% in 2008. The increase between 2009 and 2008 was primarily as a result of increased salaries and benefits expenses resulting from additional personnel employed to enhance the infrastructure of our business and to expand our own administrative functions. In addition, certain employee-related costs increased as we recognized expenses related to relocating certain positions to lower-cost locations. These cost increases were partially offset by decreased other general and administrative costs, including legal expenses. The increase between 2008 and 2007 was primarily as a result of additional salaries and benefits expenses resulting from the additional resources to support the growth of our business and to expand our own administrative functions.

Investment Income

Investment income was $8.2, $28.3, and $22.9 in 2009, 2008, and 2007, respectively. Investment income consists of interest earned on cash and cash equivalent balances. Investment income decreased in 2009 compared with 2008 primarily due to a decrease in the average rate of interest earned. The decrease in the average rate of interest earned primarily relates to a decrease in Federal Reserve rates in response to the macroeconomic environment. Investment income increased in 2008 compared with 2007 due to higher cash and cash equivalent balances, primarily as a result of cash provided by operating activities, as well as a full year of interest earned on proceeds we received in the middle of the third quarter of 2007 from our IPO and the sale of shares of our Class A common stock to Intel Capital. The increase in interest income earned on our cash and cash equivalent balances was partially offset by the negative impact of lower interest rates in 2008.

Interest Expense with EMC, Net

Interest expense with EMC, net, was $7.0 in 2009, $18.3 in 2008, and $17.8 in 2007. In 2009, 2008 and 2007, interest expense with EMC, net, consisted primarily of $6.5, $18.6, and $26.6, respectively, of interest expense incurred on the note issued to EMC in April 2007, net of interest income earned or incurred on intercompany balances. The decreases in interest expense in 2009 and 2008 were due to lower interest rates on the note. For 2009, 2008 and 2007, the weighted-average rate was 1.45%, 4.14%, and 4.22%, respectively. The decrease in interest expense in 2008 was additionally due to a repayment of $350.0 of the principal balance in August of 2007. As a result of a lower 90-day LIBOR rate as compared with the fourth quarter of 2009, we expect our interest expense on the note payable to decrease in the first quarter of 2010. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter.

Other Income (Expense), Net

Other income (expense), net was income of $2.9 in 2009 and expense of $3.2 in 2008. In 2007, other expense, net was not material. Other income, net increased in 2009 compared with 2008 primarily due to a gain of $5.9 from the mark-to-market of a previously held equity interest in SpringSource to fair value in connection with the acquisition of SpringSource in the third quarter of 2009, partially offset by losses on foreign currency transactions. Other expense, net was higher in 2008 compared with 2007 primarily due to foreign currency revaluations.

Income Tax Provision

Our effective tax rate for 2009 was 11.8% as compared with 9.1% for 2008 and 9.3% for 2007. The higher effective tax rate in 2009 was primarily attributable to an increase in unrecognized tax positions relative to income before tax, offset by the increase in the favorable impact of tax credits relative to income before tax. The slight decrease in the effective rate to 9.1% in 2008 from 9.3% in 2007 was mainly attributable to a net benefit resulting from an increase in tax credits.

The 2010 tax rate is expected to be higher than the fiscal year 2009 tax rate primarily due to a forecasted shift of earnings from low-tax non-U.S. jurisdictions to the United States and the expiration of the federal R&D credit at December 31, 2009, offset by a decrease in unrecognized tax positions relative to income before income tax. The effective tax rate for fiscal year 2010 is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences, benefits or resolutions of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

We have been included in the EMC consolidated group for U.S. federal income tax purposes, and expect to continue to be included in such consolidated group for periods in which EMC owns at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Should EMC’s ownership fall below 80% of the total voting power or value of our outstanding stock in any period, then we would no longer be included in the EMC consolidated group for U.S. federal income tax purposes, and thus no longer be liable in the event that any income tax liability was incurred, but not discharged, by any other member of the EMC consolidated group. Additionally, our U.S. federal income tax would be reported separately from that of the EMC consolidated group.

Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax.

Liquidity and Capital Resources

	December 31,
	2009	2008
Cash and cash equivalents	$2,486.5	$1,840.8

Our cash flows for 2009, 2008, and 2007 were as follows:

	For the Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$985.6	$800.1	$552.4
Net cash used in investing activities	(562.4)	(421.9)	(403.7)
Net cash provided by financing activities	222.4	231.4	906.3

Net increase in cash and cash equivalents	$645.6	$609.6	$1,055.0

In evaluating our liquidity internally, we focus on long-term, sustainable growth in free cash flows and in non-GAAP cash flows from operating activities (“non-GAAP operating cash flows”). We define non-GAAP operating cash flows as net cash provided by operating activities less capitalized software development costs plus the excess tax benefits from stock-based compensation. We define free cash flows, a non-GAAP financial measure, as non-GAAP operating cash flows less capital expenditures. See “Liquidity—Non-GAAP Financial Measures” for additional information.

Our non-GAAP operating cash flows and free cash flows for 2009, 2008, and 2007 were as follows:

	For the Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$985.6	$800.1	$552.4
Capitalized software development costs	(68.6)	(90.9)	(47.7)
Excess tax benefits from stock-based compensation	26.2	85.8	—

Non-GAAP operating cash flows	$943.2	$795.0	$504.7
Capital expenditures	(103.4)	(191.6)	(269.0)

Free cash flows	$839.8	$603.4	$235.7

Our operating activities for each year in the three years ended December 31, 2009 have generated sufficient cash to meet our operating needs. As of December 31, 2009, we had cash and cash equivalents totaling $2,486.5, compared with $1,840.8 as of December 31, 2008. During the year ended December 31, 2009, key drivers in the overall increase of cash was the generation of $985.6 of cash from operating activities and $227.7 in proceeds from the issuance of common stock through the exercise of employee stock options, partially offset by the acquisition of SpringSource for $356.3 and additions to capital expenditures of $103.4.

Historically, we have invested excess cash predominantly in money market securities that are liquid and of high quality investment grade. The fair value for money market securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any one issuer and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of December 31, 2009, we held a diversified portfolio of money market funds, which invest in municipal bonds and notes, government agency debt, corporate bonds, and commercial paper. The Temporary Guarantee Program for Money Market Funds expired on September 18, 2009, and as such, our investments in certain money market funds no longer have a guarantee backed by the U.S. Treasury.

As of December 31, 2009, $2,388.3 or 96% of our cash and cash equivalents balance was invested in money market securities. Of our money market portfolio, 59% of our money market securities were held domestically and 41% were held internationally. In addition to investments in money market securities, we also use excess cash to support our growing infrastructure needs, to expand our operations, and as consideration for acquisitions and strategic investments.

We expect to continue to generate positive cash flow from operations in 2010, and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements including strategic acquisitions and capital expenditures for at least the next twelve months.

Cash Flows from Operating Activities

Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in assets and liabilities. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, excess tax benefits from stock-based compensation, and other adjustments.

The year ended December 31, 2009 was positively impacted by the collection of $107.6 of the 2008 income tax receivable from EMC. The receivable was due to our stand-alone taxable loss for the year-ended December 31, 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock where the restrictions lapsed. Under the tax sharing agreement with EMC, EMC is obligated to pay us an amount equal to the tax benefit that EMC will recognize on its tax return. In 2009, the receipt was offset by the payment of $14.2 for our portion of EMC’s consolidated federal and state income taxes for various periods, as well as the 2005 and 2006 federal income tax audit. In 2008 and 2007, cash flows from operating activities were negatively impacted by the payment of $64.3 and $86.4, respectively, for our portion of EMC’s consolidated federal income taxes.

Cash provided by operations in the years ended December 31, 2009, 2008, and 2007 benefited from increasing sales in each period. As a result, our deferred revenue balance increased which had a positive impact on operating cash flows. The increase in our deferred revenue balance was largely driven by increases in deferred maintenance revenue for which we are typically paid in advance. In each annual period, the increases to deferred revenues were partially offset by an increase in our accounts receivable.

As a result of the general release of VMware vSphere in the second quarter of 2009, capitalized software development costs decreased compared with 2008, thereby shifting the related cash flows from investing cash flows to operating cash flows as compared with 2008.

Cash Flows from Investing Activities

Cash used in investing activities is primarily attributable to business acquisitions, capital expenditures, capitalized software development costs, and the purchase of investments.

We invested $356.3 for an acquisition in 2009, compared with $138.6 for acquisitions in 2008 and $82.5 for acquisitions in 2007. The increase in business acquisitions in 2009 as compared with 2008 relates to our acquisition of SpringSource in the third quarter of 2009. Acquisitions are an important element in our industry and we expect to continue to consider investing in strategic acquisitions in the future.

Our capital expenditures totaled $103.4, $191.6, and $269.0 in 2009, 2008, and 2007, respectively. In 2009, our capital expenditures primarily related to the completion of construction on our headquarters facility and completion of portions of our Washington data center facility and related equipment, as well as software development and computer and network equipment to support increased personnel and related infrastructure requirements. In 2008, our capital expenditures primarily related to the construction of our headquarters facility and our data center, as well as investments in computer and network equipment to support increased personnel and related infrastructure requirements both domestically and internationally. No further capital expenditures are expected related to the construction of our headquarters facility as this project was completed in early 2009. Capital expenditures in 2007 were primarily due to our investment in our new headquarters facility. We purchased from EMC buildings already under construction for $132.6, which was the cost expended by EMC during construction. We also purchased furniture and fixtures for the new facilities and invested cash in the remaining buildings under development. In addition to the investment in our headquarters facilities in 2007, we purchased computer and network equipment to support increased personnel and related infrastructure requirements.

Our capitalized software development costs, excluding stock-based compensation expense, totaled $68.6, $90.9, and $47.7 in 2009, 2008, and 2007, respectively. The decrease in capitalized software development costs in 2009 as compared with 2008 was primarily the result of the reduced costs capitalized on VMware vSphere. Most of the vSphere costs were capitalized during the second half of 2008. As a result, after the general release of VMware vSphere in the second quarter of 2009, the related cash flows shifted from investing cash flows to operating cash flows as compared with 2008. The increase in capitalized software development costs in 2008 as compared with 2007 was the result of the deployment of additional resources to support the development of software products, including VMware vSphere, as well as the timing of when products reached technological feasibility.

Our purchase of investments totaled $34.7 in 2009 and $1.8 in 2008. We did not purchase investments in 2007.

Cash Flows from Financing Activities

In 2009 and 2008, we received proceeds of $227.7 and $190.1, respectively, from the issuance of our common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”). Between the time of our acquisition by EMC in January 2004 and June 2007, we did not issue equity awards in our stock to our employees. During this period, employees received stock-based compensation in the form of EMC stock options and restricted stock awards and units as a result of grants made by EMC’s Board of Directors. Beginning in June 2007, we granted equity incentive awards under our 2007 Equity and Incentive Plan in anticipation of our IPO. As such, we had $2.8 of financing activities in 2007 related to the exercise of options.

Additionally, the excess tax benefit from stock-based compensation was $26.2 in 2009 and $85.8 in 2008. These amounts are shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. These changes year-over-year in the excess tax benefit from stock-based compensation were primarily due to the decline in the market value of our stock and the number of awards exercised, sold, or vested. These cash inflows were partially offset by cash outflows of $31.5 in 2009 and $44.5 in 2008 to repurchase our shares to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock. We had no excess tax benefit from stock-based compensation, as well as no cash outflows to repurchase our shares to cover tax withholding obligations in 2007.

In 2007, as a result of the completion of our IPO, we received net proceeds of $1,035.2 from issuance of our Class A common stock. We also received net proceeds of $218.3 from the sale of our Class A common stock to Intel Capital in 2007. We used a portion of these proceeds to pay $350.0 of principal on the intercompany note payable owed to EMC.

Future cash proceeds from issuances of common stock and the excess tax benefit from stock-based compensation and future cash outflows to repurchase our shares to cover tax withholding obligations will depend upon, and could fluctuate significantly from period-to-period based on the market value of our stock, the number of awards exercised, sold or vested, the tax benefit realized, and the tax-affected compensation recognized.

To date, inflation has not had a material impact on our financial results.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of certain non-GAAP financial information. Our measures of non-GAAP operating cash flows and free cash flows each meet the definition of a non-GAAP financial measure. We define non-GAAP operating cash flows as net cash provided by operating activities less capitalized software development costs plus the excess tax benefits from stock-based compensation. We define free cash flows as non-GAAP operating cash flows less capital expenditures. VMware’s management uses non-GAAP operating cash flows as a measure of cash flows from operations because this measure offers a perspective of VMware’s operating cash flows that aligns with how management internally views our overall and individual functional group operating results. When viewing operating results for evaluating our past performance and for planning purposes, management excludes certain items, including the effect of capitalizing and amortizing software development costs and items related to stock-based compensation, which are also excluded in the non-GAAP operating cash flows measure. VMware’s management uses free cash flows as a measure of financial progress in our business, as it balances operating results, cash management, and capital efficiency. We believe that our measures of non-GAAP operating cash flows and free cash flows provide useful information to investors and others, as they allow for meaningful period-to-period comparisons of our operating cash flows for analysis of trends in our business. Additionally, we believe that information regarding non-GAAP operating cash flows and free cash flows provides investors and others with an important perspective on cash that we may choose to make available for strategic acquisitions and investments, the repurchase of shares, ongoing operations, and other capital expenditures.

We deduct capitalization of software development costs from both measures because these costs are considered to be a necessary component of our ongoing operations and the amount capitalized under generally accepted accounting principles (“GAAP”) can vary significantly from period-to-period depending upon the timing of products reaching technological feasibility and being made generally available. Consequently, software development costs paid out during a period that are capitalized under GAAP and do not impact GAAP operating cash flows for that period do result in a decrease to our measures of non-GAAP operating cash flows and non-GAAP free cash flows, thereby providing management with useful measures of cash flows generated from operations during the period. We add back the excess income tax benefits from stock-based compensation to our measures of non-GAAP operating cash flows and free cash flows as management internally views cash flows arising from income taxes as similar to operating cash flows rather than as financing cash flows as required under GAAP. Furthermore, we exclude capital expenditures on property and equipment from free cash flows because these expenditures are also considered to be a necessary component of ongoing operations.

A limitation of non-GAAP operating cash flows and free cash flows is that they do not have a uniform definition. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our measures of non-GAAP operating cash flows and free cash flows should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Management encourages investors and others to review our financial information in its entirety and not to rely on any single financial measure. The following is a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “Net cash provided by operating activities,” for 2009, 2008, and 2007:

	For the Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$985.6	$800.1	$552.4
Capitalized software development costs	(68.6)	(90.9)	(47.7)
Excess tax benefits from stock-based compensation	26.2	85.8	—

Non-GAAP operating cash flows	$943.2	$795.0	$504.7
Capital expenditures	(103.4)	(191.6)	(269.0)

Free cash flows	$839.8	$603.4	$235.7

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Guarantees and Indemnification Obligations

We enter into agreements in the ordinary course of business with, among others, customers, distributors, resellers, x86 system vendors, and systems integrators. Most of these agreements require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates a patent, copyright, trademark, trade secret, and/or other intellectual property right. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury, or the acts or omissions by us and our employees, agents, or representatives.

We have agreements with certain vendors, financial institutions, lessors, and service providers pursuant to which we have agreed to indemnify the other party for specified matters, such as acts and omissions by us and our employees, agents, or representatives.

We have procurement or license agreements with respect to technology that we have obtained the right to use in our products and agreements. Under some of these agreements, we have agreed to indemnify the supplier for certain claims that may be brought against such party with respect to our acts or omissions relating to the supplied products or technologies.

We have agreed to indemnify our directors and executive officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. Our by-laws and charter also provide for indemnification of our directors and officers to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. We also indemnify certain employees who provide service with respect to employee benefits plans, including the members of the VMware 401(k) Savings Plan Committee.

In connection with certain acquisitions, we have agreed to indemnify the former directors and officers of the acquired company in accordance with the acquired company’s by-laws and charter in effect immediately prior to the acquisition or in accordance with indemnification or similar agreements entered into by the acquired company and such persons. We typically purchase a “tail” directors’ and officers’ insurance policy, which should enable us to recover a portion of any future indemnification obligations related to the former officers and directors of an acquired company.

It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited history with prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material effect on our consolidated financial position, results of operations, or cash flows.

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 years (1)	3-5 years (2)	More than 5 years
Note payable to EMC (3)	$450.0	$—	$450.0	$—	$—
Operating leases (4)	388.6	31.6	47.7	30.6	278.7
Uncertain tax positions (5)	84.3	—	—	—	—
Other agreements (6)	69.2	17.6	20.8	7.1	23.7

Total	$992.1	$49.2	$518.5	$37.7	$302.4

(1)	Includes payments from January 1, 2011 through December 31, 2012.

(2)	Includes payments from January 1, 2013 through December 31, 2014.

(3)	The note is due and payable in full on April 6, 2012, however, we can pay down the note at an earlier date in full or in part at our election.

(4)	Our operating leases are primarily for office space around the world.

(5)	As of December 31, 2009, we had $84.3 of non-current net unrecognized tax benefits under generally accepted accounting guidance. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

(6)	Consisting of various contractual agreements, which include commitments on the lease for our Washington data center facility.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth below may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note A to our consolidated financial statements.

Accounting for Stock Options

Generally accepted accounting principles require recognizing compensation costs for all share-based payment awards made to employees based upon the awards’ estimated grant date fair value.

We elected to estimate the fair value of employee stock option awards and options under our Employee Stock Purchase Plan using the Black-Scholes option pricing model. The determination of the fair value of our share-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include the expected stock price volatility over the term of the awards, the risk-free interest rate associated with the expected term of the awards, expected dividends and actual and projected employee stock option exercise behaviors. If any of the assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

We recognize license revenues from the sale of software when risk of loss transfers, which is generally upon electronic shipment. We primarily license our software under perpetual licenses through our channel of distributors, resellers, x86 system vendors, systems integrators and our direct sales force. We defer revenues relating to products that have shipped into our channel until our products are sold through the channel. We estimate and record reserves for products that are not sold through the channel based on historical trends and relevant current information. We obtain sell-through information from distributors and certain resellers on a monthly basis and reconcile any estimates, if necessary, made in the previous month. Historically, actual information has not differed materially from the related estimate. For our channel partners who do not report sell-through data, we determine sell-through based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For software sold by x86 system vendors that is bundled with their hardware, unless we have a separate license agreement with the end user, revenue is recognized in arrears upon the receipt of binding royalty reports. The accuracy of our reserves depends on our ability to estimate the product sold through the channels and could have a significant impact on the timing and amount of revenue we report.

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

Our services revenues consist of software maintenance and professional services. We recognize software maintenance revenues ratably over the contract period. Typically, our contract periods range from one to five years. Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products because services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based on hours and direct expenses incurred. Professional services engagements that are on a time and materials basis are recognized based upon hours incurred. Revenues on all other professional services engagements are recognized upon completion. If we were to change any of these assumptions or judgments regarding our services revenues, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Our software products are typically sold with software maintenance services. VSOE of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance included in the license agreement. Our software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates we charge for such services when sold separately. The revenues allocated to the software license included in multiple element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, and various types of technical support based on the level of support purchased. In the event specific features or functionalities, entitlements or the release number of an upgrade or new product have been announced but not delivered, and customers will receive that upgrade or new product as part of a current software maintenance contract, a specified upgrade is deemed created and product revenues are deferred on purchases made after the announcement date until delivery of the upgrade or new product. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade or new product. VSOE of fair value of these upgrades or new products is established based upon the price set by management. We have a history of selling such upgrades or new products on a stand-alone basis. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent with the sale of these elements on a stand-alone basis. This determination could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Capitalized Software Development Costs

Costs related to R&D are generally charged to expense as incurred. Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established. Changes in judgment as to when technological feasibility is established, or changes in our business, including our go-to-market strategy, would likely materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability declines in the future, the amount of costs capitalized would likely decrease. In addition, our R&D expenses and amounts capitalized as software development costs may not be comparable to our peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, we amortized these costs using the straight-line method as it is the greater of the two amounts. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which we actually generate revenues or the amounts of revenues generated.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, other intangible assets, and goodwill. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable are evaluated based upon the creditworthiness of our customers, historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate, our actual bad debt expense could exceed our estimate. Other intangible assets are evaluated based upon the expected period during which the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. Our goodwill is assessed for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment is performed by comparing the market value of our reporting unit to its carrying value.

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

The amount of income tax we pay is subject to audits by federal, state, and foreign tax authorities, which may result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe that we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

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

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, which amends revenue recognition guidance related to revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. We have determined that this accounting guidance is not applicable to our business and will not have an impact on our financial statements.

In September 2009, the FASB issued ASU No. 2009-14, which amends the accounting guidance related to certain revenue arrangements that include software elements. The new guidance amends the scope of “Software Revenue Recognition” guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have determined that this accounting guidance is not applicable to our business and will not have an impact on our financial statements.

In June 2009, the FASB issued Accounting Standards Codification No. 810, “Consolidation,” which amends the consolidation guidance applicable to variable interest entities. This revision is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We do not expect the standard to have a material impact on our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.

International revenues as a percentage of total revenues were 49% in 2009, 48% in 2008 and 46% in 2007. Historically, our revenue contracts were primarily denominated in U.S. Dollars. With the general release of VMware vSphere in May of 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in their respective regions. The majority of our purchase contracts are denominated in U.S. Dollars. However, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support, and research and development, are denominated in foreign currencies, primarily the Euro, the British Pound, the Indian Rupee, and the Australian Dollar. Revenues resulting from selling in local currencies, and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.

Operating expenses benefited by $28.0 million in 2009, and were negatively impacted by $10.6 million in 2008, respectively, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared to the prior year period. Based upon planned spending in 2010, if the Dollar weakened by 10% in 2010 in relation to the Euro, the British Pound, the Australian Dollar, the Canadian Dollar, the Indian Rupee, and the Japanese Yen, this would result in additional expense of approximately $48 million. There are no meaningful comparisons to prior periods of the effects on our revenues from fluctuations in exchange rates as we were not selling in local currencies in comparable periods.

In July 2009, we initiated a program to manage our exposure to certain foreign currency fluctuations by entering into economic foreign currency hedges related to a portion of our net outstanding monetary asset and liability positions. The gains and losses on our foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign currency denominated assets and liabilities that we hedge, and are reported in other income (expense), net in the consolidated statements of income. We will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures. We do not enter into speculative foreign exchange contracts for trading purposes.

Our foreign currency forward contracts are generally traded on a monthly basis with a contractual term of one month. As of December 31, 2009, we had outstanding forward contracts with a total notional value of $130.7 million. The fair value of these forward contracts was immaterial as of December 31, 2009. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts of $13.1 million as of December 31, 2009. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, all foreign currency exchange rates do not always move in such a manner and actual results may differ materially. See Note C to the consolidated financial statements for further information.

Interest Rate Risk

As of December 31, 2009, $450.0 million was outstanding on the consolidated balance sheet in relation to the note payable with EMC. The interest rate on the note payable as of December 31, 2009, 2008, and 2007 was 0.84%, 4.43%, and 5.78%, respectively. In 2009, 2008 and 2007, $6.5 million, $18.6 million and $26.6 million, respectively, of interest expense was recorded related to the note payable.

Our exposure to market risk for changes in interest rates relates primarily to the variable interest obligation on the $450.0 million outstanding on the consolidated balance sheet in relation to the note payable to EMC. The note may be repaid, without penalty, at any time. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. As a result of a lower 90-day LIBOR rate, we expect our interest expense on the note payable to decrease in the first quarter of 2010. If the interest rate on the note payable were to change 100 basis points from the December 31, 2009 rate and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VMware, Inc.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of VMware, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VMware, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2009 and 2008. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

San Jose, California

February 26, 2010

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,486,461	$1,840,812
Accounts receivable, less allowance for doubtful accounts	534,196	338,014
Due from EMC, net	26,402	—
Deferred tax asset, current portion	63,360	44,573
Income taxes receivable from EMC	2,967	111,050
Other current assets	69,094	55,639

Total current assets	3,182,480	2,390,088
Property and equipment, net	402,356	418,212
Capitalized software development costs, net and other	169,293	134,553
Deferred tax asset, net of current portion	102,529	68,280
Intangible assets, net	94,557	56,984
Goodwill	1,115,769	771,088

Total assets	$5,066,984	$3,839,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,566	$74,708
Accrued expenses	324,061	211,519
Due to EMC, net	—	33,407
Income taxes payable	10,462	15,761
Deferred revenue, current portion	908,953	544,355

Total current liabilities	1,294,042	879,750
Note payable to EMC	450,000	450,000
Deferred revenue, net of current portion	416,345	325,634
Deferred tax liability	60,300	47,825
Other liabilities	103,346	65,929

Total liabilities	2,324,033	1,769,138
Commitments and contingencies (see Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 102,785 and 90,448 shares	1,028	904
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	2,339,079	1,836,513
Accumulated other comprehensive income	4,563	—
Retained earnings	395,281	229,650

Total stockholders’ equity	2,742,951	2,070,067

Total liabilities and stockholders’ equity	$5,066,984	$3,839,205

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2009	2008	2007
Revenues:
License	$1,029,442	$1,178,142	$905,368
Services	994,495	702,885	420,443

	2,023,937	1,881,027	1,325,811
Operating expenses (1):
Cost of license revenues	126,686	88,156	80,876
Cost of services revenues	233,042	215,949	137,798
Research and development	496,552	429,204	285,941
Sales and marketing	736,383	654,083	450,195
General and administrative	211,979	181,110	135,660

Operating income	219,295	312,525	235,341
Investment income	8,233	28,301	22,942
Interest expense with EMC, net	(6,958)	(18,316)	(17,757)
Other income (expense), net	2,879	(3,225)	(48)

Income before income taxes	223,449	319,285	240,478
Income tax provision	26,351	29,152	22,341

Net income	$197,098	$290,133	$218,137

Net income per weighted-average share, basic for Class A and Class B	$0.50	$0.75	$0.62

Net income per weighted-average share, diluted for Class A and Class B	$0.49	$0.73	$0.61

Weighted-average shares, basic for Class A and Class B	394,269	385,068	350,493
Weighted-average shares, diluted for Class A and Class B	399,776	397,185	359,189

(1) Includes stock-based compensation as follows:

Cost of license revenues	$1,293	$1,120	$558
Cost of services revenues	14,874	13,485	6,070
Research and development	121,770	77,992	42,934
Sales and marketing	58,610	49,762	26,288
General and administrative	34,909	24,157	16,556

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$197,098	$290,133	$218,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,486	158,628	104,027
Stock-based compensation, excluding amounts capitalized	231,456	166,516	92,406
Excess tax benefits from stock-based compensation	(26,214)	(85,776)	—
Gain on acquisition	(5,859)	—	—
Other	8,675	8,663	(167)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(193,610)	(52,527)	(88,969)
Other assets	(14,181)	(21,910)	(977)
Due to/from EMC, net	(64,762)	40,348	5,004
Accounts payable	(17,886)	3,012	15,571
Accrued expenses	124,685	22,930	61,620
Income taxes receivable from EMC	107,927	(111,050)	—
Income taxes payable	32,779	26,623	(17,812)
Deferred income taxes, net	(40,476)	38,908	(78,486)
Deferred revenue	447,498	315,633	242,082

Net cash provided by operating activities	985,616	800,131	552,436

Cash flows from investing activities:
Additions to property and equipment	(103,375)	(191,596)	(136,395)
Purchase of headquarters facilities from EMC	—	—	(132,564)
Capitalized software development costs	(68,611)	(90,900)	(47,735)
Purchase of investments	(34,665)	(1,750)	—
Business acquisitions, net of cash acquired	(356,278)	(138,569)	(82,535)
Decrease (increase) in restricted cash	549	928	(4,466)

Net cash used in investing activities	(562,380)	(421,887)	(403,695)

Cash flows from financing activities:
Proceeds from issuance of common stock	227,666	190,107	1,256,293
Excess tax benefits from stock-based compensation	26,214	85,776	—
Shares repurchased for tax withholdings on vesting of restricted stock	(31,467)	(44,483)	—
Repayment of note payable to EMC	—	—	(350,000)

Net cash provided by financing activities	222,413	231,400	906,293

Net increase in cash and cash equivalents	645,649	609,644	1,055,034
Cash and cash equivalents at beginning of the period	1,840,812	1,231,168	176,134

Cash and cash equivalents at end of the period	$2,486,461	$1,840,812	$1,231,168

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,963	$20,180	$19,991
Cash paid (refunded) for taxes	$(74,362)	$74,549	$118,413

Non-cash items:
Changes in capital additions, accrued but not paid	$(11,303)	$19,566	$—
Capitalization of facilities under financing lease transaction	$—	$19,077	$—
Fair value of stock options assumed in acquisition	$16,187	$2,388	$—

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2007	32,500	$325	300,000	$3,000	$—	$(234,137)	$—	$(230,812)
Issuance of Class A common stock in IPO, net of underwriter fees of $60,530 and other issuance costs of $4,787	37,950	380	—	—	1,034,853	—	—	1,035,233
Issuance of Class A common stock to Intel Capital, net of issuance costs of $200	9,500	95	—	—	218,205	—	—	218,300
Issuance of restricted stock, net of cancellations	2,974	29	—	—	(29)	—	—	—
Stock-based compensation	—	—	—	—	102,290	—	—	102,290
Amounts due from tax sharing arrangement (see Note A)	—	—	—	—	(2,531)	—	—	(2,531)
Net income	—	—	—	—	—	218,137	—	218,137

Balance, December 31, 2007	82,924	829	300,000	3,000	1,352,788	(16,000)	—	1,340,617

Proceeds from issuance of common stock	8,247	82	—	—	190,025	—	—	190,107
Issuance of stock options in acquisition	—	—	—	—	2,388	—	—	2,388
Issuance of restricted stock, net of cancellations	104	1	—	—	(1)	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	(827)	(8)	—	—	8	(44,483)	—	(44,483)
Stock-based compensation	—	—	—	—	190,622	—	—	190,622
Excess tax benefits from stock-based compensation	—	—	—	—	85,776	—	—	85,776
Credit from tax sharing arrangement (see Note A)	—	—	—	—	5,242	—	—	5,242
Capital contribution by EMC
(see Note L)	—	—	—	—	9,665	—	—	9,665
Net income	—	—	—	—	—	290,133	—	290,133
							—

Balance, December 31, 2008	90,448	904	300,000	3,000	1,836,513	229,650	—	2,070,067

Proceeds from issuance of common stock	10,423	104	—	—	228,464	—	—	228,568
Issuance of stock options in acquisition	—	—	—	—	16,187	—	—	16,187
Issuance of restricted stock, net of cancellations	2,944	30	—	—	(30)	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	(1,030)	(10)	—	—	10	(31,467)	—	(31,467)
Stock-based compensation	—	—	—	—	246,039	—	—	246,039
Excess tax benefits from stock-based compensation	—	—	—	—	19,887	—	—	19,887
Amounts due from tax sharing arrangement (see Note A)	—	—	—	—	(7,991)	—	—	(7,991)
Unrealized gain on available-for-sale securities, net of tax (see Note K)	—	—	—	—	—	—	4,563	4,563
Net income	—	—	—	—	—	197,098	—	197,098

Balance, December 31, 2009	102,785	$1,028	300,000	$3,000	$2,339,079	$395,281	$4,563	$2,742,951

The accompanying notes are an integral part of the consolidated financial statements.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Overview and Basis of Presentation

Company and Background

VMware, Inc. (“VMware” or the “Company”) is the leading provider of virtualization infrastructure software solutions from the desktop to the data center and to the cloud. VMware’s virtualization infrastructure software solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

In August 2007, VMware completed its initial public offering (the “IPO”) in which the Company sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of its Class A common stock at a price to the public of $29.00 per share. The net proceeds of the IPO to the Company were $1,035.2 million after deducting the offering expenses and underwriter’s discounts (see Note J). As of December 31, 2009, EMC Corporation (“EMC”) holds approximately 26% of VMware’s Class A common stock and 100% of VMware’s Class B common stock, representing approximately 81% of VMware’s outstanding common stock and 98% of the combined voting power of VMware’s outstanding common stock. As a result, EMC continues to control the Company and is able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation

VMware historically has received, and continues to receive, certain administrative services from EMC Corporation, and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as rent, salaries and benefits, plus a mark-up intended to approximate third-party costs, are included in VMware’s financial statements. Management believes the assumptions underlying the financial statements are reasonable. However, given that these intercompany transactions did not arise from transactions negotiated at arm’s-length with an unrelated third party, the financial statements included herein may not necessarily reflect the results of operations, financial position, and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position, or cash flows will be in the future if and when VMware contracts at arm’s-length with independent third parties for services the Company has received and currently receives from EMC.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VMware licenses most of its software under perpetual licenses through its channel of distributors, resellers, x86 system vendors, systems integrators and through its direct sales force. VMware defers revenues relating to products that have shipped into its channel until its products are sold through the channel. VMware obtains sell-through information from distributors and certain resellers on a monthly basis. For VMware’s channel partners who do not report sell-through data, VMware determines sell-through based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For software sold by x86 system vendors that is bundled with their hardware, unless the Company has a separate license agreement with the end user, revenue is recognized in arrears upon the receipt of binding royalty reports.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Multiple element arrangements

Our software products are typically sold with software maintenance services. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance included in the license agreement. Our software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates we charge for such services when sold separately. The revenues allocated to the software license included in multiple element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, and various types of technical support based on the level of support purchased. In the event specific features or functionality, entitlements, or the release number of an upgrade or new product have been announced but not delivered, and customers will receive that upgrade or new product as part of a current software maintenance contract, a specified upgrade is deemed created and product revenues are deferred on purchases made after the announcement date until delivery of the upgrade or new product. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade or new product. On occasion, VSOE of fair value of these upgrades or new products is established based upon the price set by management. VMware has a history of selling such upgrades or new products on a stand-alone basis.

Deferred revenues include unearned software maintenance fees, professional services fees, and license fees.

Foreign Currency Translation

The U.S. Dollar is the functional currency of VMware’s foreign subsidiaries. Gains and losses from foreign currency transactions are included in other income (expense), net and were not material on a net basis in any period presented.

Cash and Cash Equivalents

Cash equivalents consist of money market funds and time deposits with a maturity of 90 days or less at the time of purchase. Money market funds are considered financial instruments and are carried at fair value. See Note C to VMware’s consolidated financial statements.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of various agreements, VMware has restricted cash included in other current assets. The amount was not material in any period presented.

Allowance for Doubtful Accounts

VMware maintains an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. The allowance is based upon the creditworthiness of VMware’s customers, historical experience, the age of the receivable, and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts was $2.5 million and $1.7 million as of December 31, 2009 and 2008, respectively.

Property and Equipment, Net

Property and equipment, net are recorded at cost. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful lives of the assets, as follows:

Buildings	39 to 51 years
Land improvements	15 years
Furniture and fixtures	5 years
Equipment and software	2 to 5 years
Leasehold improvements	Lease term, not to exceed 5 years

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized as operating expenses in the consolidated statements of income. Repair and maintenance costs that do not extend the economic life of the underlying assets are expensed as incurred.

Research and Development and Capitalized Software Development Costs

Costs related to research and development (“R&D”) are generally charged to expense as incurred. Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established. Changes in judgment as to when technological feasibility is established, or changes in the Company’s business, including VMware’s go-to-market strategy, would likely materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability declines in the future, the amount of costs capitalized would likely decrease with a corresponding increase in R&D expense. In addition, VMware’s R&D expenses and amounts capitalized as software development costs may not be comparable to VMware’s peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over periods ranging from 18 to 24 months, which represent the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of revenues generated.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unamortized software development costs were $129.4 million and $128.8 million as of December 31, 2009 and 2008, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheet.

For the years ended December 31, 2009, 2008 and 2007, VMware capitalized $83.5 million (including $14.9 million of stock-based compensation), $113.6 million (including $22.7 million of stock-based compensation), and $56.8 million (including $9.1 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the Company’s accompanying consolidated statements of income. Amortization expense from capitalized amounts was $82.9 million, $51.6 million and $36.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense is included in cost of license revenues on the Company’s consolidated statements of income.

Intangible Assets and Goodwill

Intangible assets, other than goodwill, are amortized over their estimated useful lives which range up to 11 years, during which the assets are expected to contribute directly or indirectly to future cash flows. In the years ended December 31, 2009, 2008 and 2007, VMware amortized $14.1 million, $17.5 million and $25.7 million, respectively, for intangible assets.

VMware reviews intangible assets for impairment in the fourth quarter of each year or more frequently if events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Goodwill is carried at its historical cost. VMware tests goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

To date, there have been no impairments of goodwill or other intangible assets.

Investments

For investments in public companies that have readily determinable fair values, the Company classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values in other current assets on the consolidated balance sheet. Unrealized gains and losses on these investments, net of tax, are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Equity investments in private companies in which VMware is unable to exercise significant influence are accounted for using the cost method of accounting. Under this method, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings, and additional investments. Equity investments, for which VMware has the ability to exercise significant influence, are accounted for using the equity method of accounting. Under this method, investments in private companies are recorded at cost and are adjusted through other income (expense), net on a go forward basis to recognize the Company’s share of income (loss) after the acquisition date. The Company’s investments were not material as of December 31, 2009.

The Company periodically evaluates whether declines in fair values of its investments below their cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Factors considered include quoted market prices, recent financial results and operating trends, other publicly available information, implied values from any recent transactions or offers of investee securities, or other conditions that may affect the value of the investments.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

Derivative instruments and hedging activities are recognized as assets or liabilities in the statement of financial position and these instruments are measured at fair value.

In order to manage VMware’s exposure to foreign currency fluctuations, VMware enters into foreign currency contracts to hedge a portion of VMware’s net outstanding monetary asset and liability positions. The Company does not enter into speculative foreign exchange contracts for trading purposes. As of December 31, 2009, VMware had outstanding forward contracts with a total notional amount of $130.7 million. These derivative instruments are adjusted to fair value through other income (expense), net in the consolidated statements of income. The fair value of the outstanding derivative instruments was immaterial as of December 31, 2009. See Note C to the consolidated financial statements for further information.

Business Acquisitions

For business acquisitions, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred, the fair value of any non-controlling interest, and the fair value of previously held equity interest over the net amounts of the identifiable assets acquired and the liabilities assumed at the acquisition date.

The Company uses significant estimates and assumptions, including fair value estimates, as of the business combination date and refines those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which the Company may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of income.

Costs to effect an acquisition are recorded in general and administrative expenses on the consolidated statements of income as the expenses are incurred.

Advertising

Advertising production costs are expensed as incurred. Advertising expense was $5.0 million, $9.4 million and $2.5 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

Income taxes as presented herein are calculated on a separate tax return basis, although VMware is included in the consolidated tax return of EMC. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Earnings per Share

Basic net income per share is calculated using the weighted-average number of shares of VMware’s common stock outstanding during the period. Diluted earnings per share is calculated using the weighted-average number of common shares including the dilutive effect of equity awards as determined under the treasury stock method. VMware has two classes of common stock, Class A and Class B common stock. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

Comprehensive Income

The components of comprehensive income include net income adjusted for unrealized gains (losses) on available-for-sale securities, net of tax. See Note K to the consolidated financial statements for more information.

Concentrations of Risks

Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash on deposit with banks exceeds the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash and cash equivalents primarily in money market funds and limits the amount of investment with any one issuer. As of December 31, 2009, VMware had $2,388.3 million in money market funds. The Temporary Guarantee Program for Money Market Funds expired on September 18, 2009, and as such, VMware’s investments in certain money market funds no longer have a guarantee backed by the U.S. Treasury. VMware holds a diversified portfolio of money market funds, which invest in municipal bonds and notes, government agency debt, time deposits, corporate bonds, and commercial paper. VMware monitors the counterparty risk to ensure adequate diversification amongst the financial institutions holding the Company’s funds. VMware also monitors counterparty risk to financial institutions with which the Company enters into derivatives by ensuring that these financial institutions are of high credit quality.

VMware provides credit to distributors, resellers, and certain end user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability.

As of December 31, 2009, one distributor accounted for 18% and two distributors accounted for 13% each, respectively, of VMware’s accounts receivable balance. As of December 31, 2008, two distributors accounted for 22% and 20%, respectively, of VMware’s accounts receivable balance.

One distributor accounted for 16% of revenues in both 2009 and 2008, respectively, and 12% of revenues in 2007, and another distributor accounted for 15%, 18%, and 23% of revenues in 2009, 2008 and 2007, respectively. One channel partner accounted for less than 10% in 2009, but accounted for 11% in both 2008 and 2007, respectively.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

VMware has utilized the Black-Scholes option-pricing model to determine the fair value of VMware’s stock option awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected term, and risk-free interest rates. These assumptions reflect the Company’s best estimates, but these items involve uncertainties based on market and other conditions outside of the Company’s control. VMware restricted stock unit awards are valued based on the Company’s stock price on the date of grant. VMware recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards which contain only a service vesting feature.

New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, which amends revenue recognition guidance related to revenue recognition of multiple element arrangements. The new guidance states that if vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. VMware has determined that this accounting guidance is not applicable to its business and will not have an impact on its financial statements.

In September 2009, the FASB issued ASU No. 2009-14, which amends the accounting guidance related to certain revenue arrangements that include software elements. The new guidance amends the scope of “Software Revenue Recognition” guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This guidance shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. VMware has determined that this accounting guidance is not applicable to its business and will not have an impact on its financial statements.

In June 2009, the FASB issued Accounting Standards Codification No. 810, “Consolidation,” which amends the consolidation guidance applicable to variable interest entities. This revision is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. VMware does not expect the standard to have a material impact on its financial statements.

B. Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities, as calculated using the treasury stock method, outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, other unvested restricted stock, and purchase options under the Company’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of December 31, 2009, VMware had 101.8 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computations of basic and diluted net income per share (table in thousands, except per share data):

	For the Year Ended December 31,
	2009	2008	2007
Net income	$197,098	$290,133	$218,137

Weighted-average shares, basic for Class A and Class B	394,269	385,068	350,493
Effect of dilutive securities	5,507	12,117	8,696

Weighted-average shares, diluted for Class A and Class B	399,776	397,185	359,189

Net income per weighted-average share, basic for Class A and Class B	$0.50	$0.75	$0.62
Net income per weighted-average share, diluted for Class A and Class B	$0.49	$0.73	$0.61

For the years ended December 31, 2009, 2008 and 2007, 20.6 million, 11.4 million and 2.2 million stock options, respectively, to acquire VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the years ended December 31, 2009 and 2008, 2.9 million and 5.4 million shares of restricted stock, respectively, were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

C. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

Generally accepted accounting principles provide that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, generally accepted accounting principles established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) inputs are quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly; and (Level 3) unobservable inputs for the assets or liabilities in which there is little or no market data, which requires VMware to develop its own assumptions.

VMware’s money market funds and available-for-sale securities are classified within Level 1 of the fair value hierarchy because the securities are valued using quoted prices in active markets for identical assets. VMware’s valuation inputs for foreign currency forward contracts are based on quoted prices and quoted pricing intervals from public data sources. These contracts are typically classified within Level 2 of the fair value hierarchy.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities that are required to be measured at fair value as of December 31, 2009 (table in thousands):

Fair Value Measurement as of December 31, 2009
Level 1
Assets:
Money market securities	$2,388,278
Available-for-sale securities	27,360

Derivative Instruments

In conjunction with the general release of VMware vSphere in May of 2009, VMware started to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in their respective regions. In order to manage the Company’s exposure to foreign currency fluctuations, VMware entered into forward contracts to economically hedge a portion of the Company’s net outstanding monetary asset and liability positions in the third quarter of 2009. The gains and losses on the Company’s foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency-denominated assets and liabilities that the Company hedges, and are reported in other income (expense), net in the consolidated statements of income. The Company does not enter into speculative foreign exchange contracts for trading purposes.

VMware’s foreign currency forward contracts are traded monthly with a contractual term of one month. As of December 31, 2009, VMware had outstanding forward contracts with a total notional value of $130.7 million. The fair value of these forward contracts was immaterial as of December 31, 2009 and therefore excluded from the table above. The fair value was measured under Level 2 sources as discussed above.

D. Business Acquisitions, Goodwill, and Intangible Assets, Net

Business Acquisitions

Fiscal Year 2009

On September 15, 2009, VMware acquired all of the remaining outstanding capital stock of SpringSource Global, Inc. (“SpringSource”), under the terms of an Agreement and Plan of Merger entered into in August 2009. SpringSource was a private company based in San Mateo, California, and a leader in enterprise and web application development and management. Through the acquisition of SpringSource, VMware plans to deliver new solutions that enable companies to more efficiently build, run, and manage applications within both internal and external cloud architectures that can host both existing and new applications. These solutions will extend VMware’s strategy to deliver solutions that can be hosted at customer data centers or at service providers. SpringSource will also support VMware’s mission to simplify enterprise information technology and make customer environments more efficient, scalable, and easier to manage.

The SpringSource acquisition was accounted for as a business combination. The results of operations of SpringSource since September 15, 2009 have been included in VMware’s consolidated financial statements since that date.

The aggregate consideration transferred to acquire SpringSource was $389.2 million, which includes cash of $373.0 million and the fair value of stock options assumed attributed to pre-combination services of $16.2 million. In addition, the Company assumed stock options attributed to post-combination services and issued restricted common stock with a total fair value of $44.6 million.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the merger agreement, the number of VMware stock options into which assumed SpringSource stock options were converted and the number of shares of restricted common stock that were issued were determined based on a ratio. The ratio was derived from the per share merger consideration payable to holders of SpringSource capital stock and the ten-day trading average of VMware’s Class A common stock two trading days immediately prior to September 15, 2009. The assumed vested and unvested stock options converted into 652,253 and 476,081, respectively, of VMware stock options to purchase Class A common stock with a weighted-average exercise price of $4.87 per share. In addition, 572,492 shares of VMware Class A restricted common stock were issued to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds. The shares are subject to vesting restrictions based upon continued employment with VMware. Subject to meeting the vesting requirements, the holders of the shares will receive a guaranteed minimum value that is equivalent to the portion of their cash merger proceeds foregone to receive the shares. To the extent that the fair value of the shares is less than the guaranteed minimum value, the difference will be paid in cash upon vesting. At December 31, 2009, the fair value of shares exceeded the minimum value guarantee.

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

In connection with the acquisition, VMware also agreed to offer additional equity incentives to SpringSource employees. Accordingly, VMware granted an aggregate of approximately 2.3 million stock options and 0.8 million restricted stock units under its 2007 Equity and Incentive Plan shortly after the close of the acquisition. Stock-based compensation expense of approximately $58 million will be recognized over the four-year vesting term of the awards.

As of December 31, 2009, the accounting for the SpringSource acquisition had not been finalized due to pending items related to tax and the current assets and liabilities recorded as a result of the acquisition. Based on a preliminary assessment, the Company has recorded provisional amounts for these items in its consolidated financial statements. During the measurement period, VMware may record adjustments to the provisional amounts recorded in the Company’s initial accounting for the acquisition.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of the consideration transferred to the fair value of the assets acquired and liabilities assumed at December 31, 2009 (table in thousands):

Cash	$16,703
Other current assets	8,147
Property and equipment	1,071
Intangible assets	46,000
Goodwill	339,177
Deferred tax asset and other assets	12,931

Total assets acquired	424,029
Deferred tax liability	(12,388)
Deferred revenue	(7,811)
Other current liabilities	(3,063)
Income taxes payable	(11,600)

Total liabilities assumed	(34,862)

Fair value of identifiable assets acquired and liabilities assumed	$389,167

As required by generally accepted accounting principles, VMware remeasured a previously held equity interest in SpringSource to a fair value of $10.9 million immediately before the acquisition date and recorded a gain of $5.9 million in other income (expense), net on the consolidated statements of income for the year ended December 31, 2009. The $10.9 million was recorded to goodwill, bringing the total amount of goodwill related to SpringSource to $350.0 million.

Fiscal Year 2008

On July 1, 2008, VMware acquired all of the outstanding capital stock of a privately-held application performance management software company. The results of this company’s operations have been included in VMware’s consolidated financial statements since that date.

The aggregate consideration transferred in this acquisition was $60.8 million, which includes cash of $58.4 million and the fair value of stock options assumed attributed to pre-combination services of $2.4 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed in this acquisition as of December 31, 2008, and reflects adjustments made in 2009 to finalize the purchase price allocation (table in thousands):

Cash	$216
Intangible assets	18,503
Goodwill	53,803
Assets acquired	5,511

Total assets acquired	78,033
Total liabilities assumed	(17,209)

Fair value of identifiable assets acquired and liabilities assumed	$60,824

In addition to the above acquisition, VMware acquired six companies during 2008 for aggregate cash consideration of $80.3 million, net of cash acquired and including transaction costs. In connection with these acquisitions, the Company acquired technologies that are complementary to VMware’s core virtualization

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology. The results of operations of all acquired companies have been included in VMware’s consolidated financial statements since their respective acquisition dates. Acquired intangibles totaled $23.9 million, consisted primarily of purchased technology, and have a weighted-average estimated useful life of 7.1 years. The excess of the purchase price over the fair value of the net assets acquired was $67.2 million and is classified as goodwill on the consolidated balance sheet, which reflects adjustments made in 2009 to finalize the purchase price allocations.

The purchase prices for the companies acquired in 2008 were allocated to the final fair value of assets acquired and the liabilities assumed.

Pro forma results of operations have not been presented as the results of the acquired companies, either individually or in the aggregate, were not material to the Company’s consolidated results of operations in the years ended December 31, 2009, 2008 and 2007.

Goodwill

In conjunction with the SpringSource acquisition in 2009, the excess of the consideration transferred and the fair value of the previously held equity interest over the fair values assigned to the assets acquired and liabilities assumed was $350.0 million, which represents the goodwill resulting from the acquisition, and was allocated to VMware’s one reporting unit. Management believes that the goodwill mainly represents the synergies expected from combining the technologies of VMware and SpringSource. None of the goodwill is expected to be deductible for income tax purposes. Goodwill is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

Changes in the carrying amount of goodwill, including the effects of the SpringSource acquisition, for the years ended December 31, 2009 and 2008 consist of the following (table in thousands):

	December 31,
	2009	2008
Balance, beginning of the year	$771,088	$639,366
Goodwill acquired	350,036	126,393
Deferred tax adjustments to purchase price allocations on previous acquisitions	(3,752)	(1,519)
Other adjustments to purchase price allocations on previous acquisitions	(1,603)	6,848

Balance, end of the year	$1,115,769	$771,088

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets, Net

Intangible assets, net, excluding goodwill, as of December 31, 2009 and 2008, consist of the following (table in thousands):

2009	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4.9	$168,822	$(114,804)	$54,018
Customer relationships and customer lists	8.6	37,694	(6,451)	31,243
Trademarks and tradenames	7.4	14,680	(7,607)	7,073
Other	4.3	8,625	(6,402)	2,223

Total intangible assets, net, excluding goodwill		$229,821	$(135,264)	$94,557

2008	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$151,922	$(103,135)	$48,787
Trademarks and tradenames	5.0	7,580	(7,580)	—
Customer relationships and customer lists	6.8	11,994	(4,629)	7,365
Other	4.6	6,618	(5,786)	832

Total intangible assets, net, excluding goodwill		$178,114	$(121,130)	$56,984

Amortization expense on intangibles was $14.1 million, $17.5 million and $25.7 million in the years ended December 31, 2009, 2008 and 2007, respectively. Based on intangible assets recorded as of December 31, 2009 and assuming no subsequent additions or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in thousands):

2010	$15,585
2011	20,158
2012	20,563
2013	10,646
2014	5,558
Thereafter	22,047

Total	$94,557

E. Property and Equipment, Net

Property and equipment, net, as of December 31, 2009 and 2008 consist of the following (table in thousands):

	December 31,
	2009	2008
Equipment and software	$327,148	$284,458
Buildings and improvements	256,758	182,118
Furniture and fixtures	48,075	45,904
Construction in progress	5,892	66,663

Total property and equipment	637,873	579,143
Accumulated depreciation	(235,517)	(160,931)

Total property and equipment, net	$402,356	$418,212

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of 2009, the Company occupied the completed portions of the Washington data center facility and construction was completed on the Company’s headquarters facilities. The related costs for each were transferred from construction in progress to the appropriate asset categories. As of December 31, 2008, construction was still in process on these facilities.

Depreciation expense was $102.3 million, $89.5 million and $41.9 million in the years ended December 31, 2009, 2008 and 2007, respectively.

In conjunction with the completion of portions of its Washington data center facility, VMware increased the estimated useful lives of certain fixed assets from 3 to 5 years during the second quarter of 2009. This change in estimate was prospectively applied beginning on April 1, 2009. In the year ended December 31, 2009, this change in estimate reduced depreciation expense by $10.7 million. After considering the tax effect on the reduction in depreciation expense, there was a $0.02 impact on basic and diluted earnings per share in the year ended December 31, 2009. In the second quarter of 2008, VMware increased the estimated useful lives of computers and other related equipment from 2 years to 3 years to match the length of the related warranty contracts. In the year ended December 31, 2008, these changes in estimates reduced depreciation expense by $10.4 million and increased both basic and diluted earnings per share by $0.02, from what would have been reported otherwise in the year ended December 31, 2008. VMware reviewed and revised the useful lives of these fixed assets in 2009 and 2008 after considering (i) the estimated future benefits the Company expects to receive from those assets, (ii) the pattern of consumption of those benefits and (iii) the information available regarding those benefits.

In August 2007, VMware used a portion of the net IPO proceeds to purchase its new headquarters facilities from EMC for $132.6 million.

F. Accrued Expenses

Accrued expenses as of December 31, 2009 and 2008 consist of the following (table in thousands):

	December 31,
	2009	2008
Salaries, commissions, bonuses, and benefits	$174,207	$105,529
Accrued partner liabilities	77,264	52,914
Other	72,590	53,076

Total	$324,061	$211,519

Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, x86 system vendors, and system integrators, as well as accrued royalties.

G. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable. This dividend was given retroactive effect as of December 31, 2006. The dividend was first applied against retained earnings until that was reduced to zero, than applied against additional paid-in capital until that was reduced to zero, with the remainder then allocated as a further reduction of retained earnings. The note matures in April 2012, with interest payable quarterly in arrears commencing June 30, 2007. The interest rate resets quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points. The weighted-average rate for the years ended December 31, 2009, 2008 and 2007 was 1.45%, 4.14% and 4.22%, respectively. In the years ended

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007, $6.5 million, $18.6 million and $26.6 million, respectively, of interest expense was recorded related to the note payable. The note may be repaid, without penalty, at any time commencing July 2007. Subsequent to receiving the proceeds from the IPO in August 2007, VMware repaid $350.0 million of principal on the note. No repayments of principal were made during 2009 and 2008.

H. Income Taxes

The domestic and foreign components of income before provisions for income taxes were as follows (table in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Domestic	$31,690	$63,588	$42,877
International	191,759	255,697	197,601

Total	$223,449	$319,285	$240,478

VMware’s provision for income taxes consists of the following (table in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Federal:
Current	$41,114	$(27,524)	$86,279
Deferred	(35,908)	38,348	(74,640)

	5,206	10,824	11,639
State:
Current	6,070	(824)	5,413
Deferred	(3,630)	4,044	(3,846)

	2,440	3,220	1,567
Foreign:
Current	19,643	18,592	9,135
Deferred	(938)	(3,484)	—

	18,705	15,108	9,135

Total provision for income taxes	$26,351	$29,152	$22,341

A reconciliation of VMware’s income tax rate to the statutory federal tax rate is as follows:

	For the Year Ended December 31,
	2009	2008	2007
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.1%	1.0%	0.7%
Tax rate differential for international jurisdictions	(21.5%)	(23.3%)	(25.0%)
U.S. tax credits	(8.5%)	(6.7%)	(4.5%)
Permanent items and other	5.7%	3.1%	3.1%

Effective tax rate	11.8%	9.1%	9.3%

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the current and non-current deferred tax assets and liabilities are as follows (table in thousands):

	December 31,
	2009		2008
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accruals and allowances	$20,990	$—	$18,169	$—
Deferred revenue	52,507	—	29,451	—
Net operating loss carryforwards	—	—	2,888	—
Valuation allowance	(10,137)	—	(5,935)	—

Total current	63,360	—	44,573	—

Non-current:
Property, plant and equipment, net	—	(19,665)	—	(16,927)
Intangible and other, net	—	(40,635)	—	(30,898)
Stock-based compensation	49,135	—	34,756	—
Deferred revenue	19,785	—	17,116	—
Tax credit and net operating loss carryforwards	52,324	—	25,867	—
Valuation allowance	(18,715)	—	(9,459)	—

Total non-current	102,529	(60,300)	68,280	(47,825)

Total deferred tax assets and liabilities	$165,889	$(60,300)	$112,853	$(47,825)

VMware has federal net operating loss carryforwards of $65.6 million from acquisitions made in 2009, 2008, 2007 and 2006. These carryforwards expire at different periods through 2029. Portions of these carryforwards are subject to annual limitations. VMware expects to be able to fully use these net operating losses against future income. Also, resulting from 2009, 2008, 2007 and 2006 acquisitions, VMware has state net operating loss carryforwards of $36.9 million expiring at different periods through 2029. A valuation allowance was recorded to reduce gross deferred tax assets to an amount VMware believes is more likely than not to be realized. The valuation allowance is attributable to the uncertainty regarding the realization of state tax credit carryforward benefits. VMware has non-U.S. net operating losses of $12.1 million. These net operating losses have an unlimited carryforward period. VMware expects to be able to fully use these net operating losses against future non-U.S. income. Also resulting from an acquisition in 2009, VMware has non-U.S. net operating losses of $15.5 million that are subject to a full valuation allowance as VMware believes it is more likely than not that no tax benefit will be realized from these losses. If any portion of the resulting $4.4 million deferred tax asset is recognized within the measurement period, the tax benefit of the related valuation allowance will be allocated to reduce goodwill in accordance with generally accepted accounting principles.

U.S. income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries of approximately $620.6 million and $426.9 million at December 31, 2009 and 2008, respectively, because such earnings are considered to be reinvested indefinitely outside of the U.S., and it is not practicable to estimate the amount of tax that may be payable upon distribution.

At December 31, 2009, VMware had an income tax receivable due from EMC for $3.0 million as a result of comparing the state tax provision for fiscal year ended December 31, 2008 to the final tax return. At December 31, 2008, VMware had an income tax receivable from EMC of $111.1 million. The receivable was primarily due to the Company’s stand-alone taxable loss for the year ended December 31, 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from the vesting of restricted stock. Under the tax sharing agreement with EMC, EMC is obligated to pay VMware an

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount equal to the tax benefit generated by VMware that EMC will recognize on its consolidated federal income tax return. During the year ended December 31, 2009, EMC paid VMware $107.6 million of the income tax receivable. The remainder of the receivable was reclassified to deferred taxes and equity as a result of comparing the federal tax provision to the final tax return. During the year ended December 31, 2009, VMware paid EMC $14.2 million for VMware’s portion of EMC’s consolidated federal and state income taxes for various periods, as well as the conclusion of the 2005 and 2006 federal income tax audit. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

The difference between the income taxes payable that is calculated on a separate return basis and the amount actually paid to EMC pursuant to VMware’s tax sharing agreement is presented as a component of additional paid-in capital. These differences resulted in a decrease in additional paid-in capital of $8.0 million and $2.5 million in the years ended December 31, 2009 and 2007, respectively, and an increase in additional paid-in capital of $5.2 million in the year ended December 31, 2008.

As of December 31, 2009, VMware had gross unrecognized tax benefits totaling $80.8 million, which excludes $4.2 million of offsetting tax benefits. As of December 31, 2008, VMware had gross unrecognized tax benefits totaling $46.1 million, which excludes $2.4 million of offsetting tax benefits. The net unrecognized tax benefits of $78.0 million as of December 31, 2009 includes $66.4 million that, if recognized, would benefit VMware’s effective income tax rate, the remaining $11.6 million will be a reduction to goodwill if recognized within the measurement period in accordance with generally accepted accounting principles. Any portion of the $11.6 million recognized outside the measurement period will be a reduction to tax expense. VMware cannot reasonably estimate the amounts that would be recorded to goodwill and the Company’s consolidated statements of income. It is reasonably possible that VMware may pay an immaterial amount of the $78.0 million of net unrecognized tax benefits within the next 12 months. However, based on the status of audit examinations and the protocol of finalizing audits, it is not possible to estimate the amount to be paid within the next 12 months. The $78.0 million of net unrecognized tax benefits were classified as a non-current liability on the consolidated balance sheet.

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $1.2 million of interest as of January 1, 2009 and $3.9 million of interest as of December 31, 2009 associated with net unrecognized tax benefits. These amounts are included as components of the $78.0 million net unrecognized tax benefits at December 31, 2009 and $45.2 million net unrecognized tax benefits at December 31, 2008. Income tax expense for the year ended December 31, 2009 included interest of $1.9 million associated with uncertain tax positions, and goodwill as of December 31, 2009 was increased for interest of $0.8 million associated with uncertain tax positions related to acquisitions made during 2009.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest associated with unrecognized tax benefits, is as follows (table in thousands):

	For the Year Ended December 31,
	2009	2008
Balance, beginning of the year	$48,407	$19,198
Tax positions related to current year:
Additions	38,153	30,089
Tax positions related to prior years:
Additions	—	503
Reductions	(3,169)	—
Foreign currency effects	1,579	(1,383)

Balance, end of the year	$84,970	$48,407

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no settlements during 2009. Due to the increased complexity in international operations, including judgments in determining the appropriate tax jurisdictions for revenue and expense items, the Company’s unrecognized tax benefits will likely increase in 2010. The Company cannot reasonably estimate the increase.

VMware is subject to U.S. federal income tax and various state, local, and international income taxes in numerous jurisdictions. VMware’s domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to VMware’s interpretation of applicable tax laws in the jurisdictions in which it files.

VMware’s 2005 and 2006 federal income tax audit concluded in 2009. The U.S. federal income tax audit for 2007 and 2008 commenced during 2009 and is expected to conclude in 2011. VMware has income tax audits in progress in numerous state, local and international jurisdictions in which it operates. In the VMware international jurisdictions that comprise a significant portion of its operations, the years that may be examined vary, with the earliest year being 2004. Based on the outcome of examinations of VMware, the result of the expiration of statutes of limitations for specific jurisdictions or the result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. It is possible that one or more of these audits may be finalized within the next twelve months. However, based on the status of examinations, and the protocol of finalizing audits, it is not possible to estimate the impact of such changes, if any, to the previously recorded uncertain tax positions.

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

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $41.2 million, $38.0 million and $20.2 million, respectively. VMware’s future lease commitments at December 31, 2009 are as follows (table in thousands):

2010	$31,646
2011	27,777
2012	19,881
2013	15,477
2014	15,179
Thereafter	278,688

Total minimum lease payments	$388,648

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of the future lease commitments after 2014 is primarily for the ground lease on VMware’s Palo Alto, California headquarters facilities, which expires in 2057. As several of VMware’s operating leases are payable in foreign currencies, the amount of operating lease commitments may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the commitments are payable.

Outstanding Obligations

At December 31, 2009, VMware had various contractual commitments aggregating $69.2 million, primarily relating to VMware’s Washington data center facility.

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

VMware has procurement or license agreements with respect to technology that it has obtained the right to use in VMware’s products and agreements. Under some of these agreements, VMware has agreed to indemnify the supplier for certain claims that may be brought against such party with respect to VMware’s acts or omissions relating to the supplied products or technologies.

VMware has agreed to indemnify the directors and executive officers of VMware, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. VMware’s by-laws and charter also provide for indemnification of directors and officers of VMware and VMware subsidiaries to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. VMware also indemnifies certain employees who provide service with respect to employee benefits plans, including the members of the VMware 401(k) Savings Plan Committee.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the Company’s historical experience and information known as of December 31, 2009, the Company believes its liability on the above guarantees and indemnities at December 31, 2009 was not material.

J. Stockholders’ Equity

Initial Public Offering

In August 2007, VMware completed its IPO in which the Company sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of its Class A common stock at a price to the public of $29.00 per share. The net proceeds of the IPO to the Company were $1,035.2 million after deducting the offering expenses and underwriters’ discounts. In August 2007, VMware used a portion of the proceeds to repay $350.0 million of principal on the note payable owed to EMC. VMware also purchased its new headquarters facilities from EMC for $132.6 million, which was equal to the cost expended by EMC in the construction of those facilities.

Intel and Cisco Ownership in VMware Class A Common Stock

In July 2007, VMware entered into a stock purchase agreement with Intel Corporation (“Intel”), pursuant to which Intel, through its affiliate, Intel Capital Corporation (“Intel Capital”), purchased 9.5 million shares of VMware’s Class A common stock at $23.00 per share for an aggregate offering price of $218.5 million.

On October 22, 2009, Intel filed an amendment to its Schedule 13D with the Securities and Exchange Commission (“SEC”) disclosing that it had sold additional shares of VMware’s Class A common stock and was no longer a 5% shareholder of the Company’s Class A common stock.

In July 2007, VMware was a party to a stock purchase agreement with Cisco Systems, Inc. (“Cisco”) and EMC, pursuant to which Cisco purchased 6.0 million shares of VMware Class A common stock from EMC at $25.00 per share for an aggregate offering price of $150.0 million. VMware received no proceeds from this transaction. As of December 31, 2009, Cisco held 6.5 million shares of the Company’s Class A common stock.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VMware Equity Plan

In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In May 2009, VMware amended its 2007 Plan to increase the number of shares available for issuance by 20.0 million shares for total shares available for issuance of 100.0 million. Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years. All options granted pursuant to the 2007 Plan expire between six and seven years from the date of grant. Most restricted stock awards granted under the 2007 Plan have a three-year to four-year period over which they vest. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan.

VMware Employee Stock Purchase Plan

In 2009, 0.9 million shares of Class A common stock were purchased under the Employee Stock Purchase Plan (the “ESPP”) at a purchase price per share of $20.14. The total cash proceeds from the purchase of these shares under the ESPP were $18.3 million. In 2008, 1.7 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $28.05. The total cash proceeds from the purchase of these shares under the ESPP were $46.9 million. As part of the 1.7 million shares purchased in 2008, employees purchased 0.6 million shares under the ESPP at a purchase price per share of $24.65. The purchase of 0.6 million shares related to the December 31, 2007 purchase, which was completed in January 2008. The total cash proceeds from the December 31, 2007 purchase under the ESPP were $15.7 million. In 2007, no shares were purchased under the ESPP. In 2009, the timing of the purchase plan was amended, and as a result, the next option to purchase shares occurred in January 2010. $21.6 million of ESPP withholdings were accrued as of December 31, 2009 for this purchase.

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan that is intended to be qualified under Section 423 of the Code. A total of 6.4 million shares of VMware Class A common stock were reserved for future issuance. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were first granted under the ESPP on August 13, 2007, the date on which VMware’s S-1 Registration Statement was declared effective by the SEC, and became exercisable on December 31, 2007. Options to purchase shares are generally granted twice yearly.

EMC Stock Purchase Plan

Historically, under EMC’s 1989 Employee Stock Purchase Plan (the “1989 Plan”), eligible VMware employees were allowed to purchase shares of EMC’s common stock through payroll deductions at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise, however this look-back feature was eliminated as of July 1, 2009. Options to purchase shares were granted twice yearly, on January 1 and July 1, and were exercisable on the succeeding June 30 and December 31. As a result of the completion of the IPO in August 2007, employees eligible for the VMware 2007 Employee Stock Purchase Plan were no longer able to participate in the EMC 1989 Employee Stock Purchase Plan after the June 30, 2007 purchase. In 2007, 0.6 million shares, were purchased under the 1989 Plan by VMware employees at weighted-average purchase price per share of $11.36. Total cash proceeds to EMC from the purchase of shares under the 1989 Plan by VMware employees in 2007 were $7.2 million. These amounts were not material in 2009 and 2008.

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

EMC Exchange Offer

In August 2007, VMware and EMC completed an exchange offer (the “EMC Exchange Offer”) enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware Class A common stock and to exchange restricted stock awards of EMC’s common stock for restricted stock awards of VMware’s Class A common stock. The formulaic exchange ratio applied to the exchange was determined by dividing the two-day volume weighted-average price of EMC’s common stock for the last two full days of the EMC Exchange Offer by the IPO price of VMware Class A common stock. The EMC Exchange Offer was structured to generally retain the intrinsic value of the tendered EMC securities. The number of VMware options received in exchange for the EMC options was determined by multiplying the number of tendered EMC options by the exchange ratio. The VMware options received in the exchange retained their original term of ten years from the date of grant. The number of shares of VMware restricted stock received in exchange for EMC restricted stock was determined by multiplying the number of tendered EMC restricted shares by the exchange ratio. VMware employees that did not elect to exchange their EMC options and EMC restricted stock for options to purchase VMware Class A common stock and restricted stock awards of VMware Class A common stock, respectively, continue to have their existing grants governed under EMC’s stock plans.

There were approximately 6.7 million options to purchase VMware Class A common stock issued in the exchange with a weighted-average exercise price per share of $19.94 and approximately 2.9 million shares of VMware restricted stock issued in the exchange. The total incremental stock-based compensation expense resulting from the exchange of equity instruments was not material.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VMware and EMC Stock Options

The following table summarizes option activity since January 1, 2007 for VMware and EMC stock options (shares in thousands):

	VMware Stock Options		EMC Stock Options
	Number of Shares	Weighted Average Exercise Price (per share)	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2007	—	$—	13,825	$11.23
Options relating to employees transferred from EMC	—	—	678	21.21
Granted	39,271	27.88	879	13.91
Exchanged to VMware stock options	—	—	(11,009)	12.19
Exchanged from EMC stock options	6,732	19.94	—	—
Forfeited	(539)	24.50	(410)	12.65
Expired	(5)	24.64	(24)	12.66
Exercised	(120)	23.00	(1,184)	7.16

Outstanding, December 31, 2007	45,339	26.76	2,755	12.22
Options relating to employees transferred from EMC	—	—	3,411	15.35
Granted (1)	11,741	40.48	—	—
Forfeited (1)	(8,033)	51.74	(115)	13.03
Expired	(37)	24.26	(21)	15.70
Exercised	(6,574)	21.64	(295)	6.49

Outstanding, December 31, 2008	42,436	26.54	5,735	14.35
Options relating to employees transferred from EMC	—	—	96	16.01
Granted	12,500	29.86	—	—
Forfeited	(3,736)	28.11	(2,656)	14.94
Expired	(177)	45.24	(739)	15.45
Exercised	(9,516)	22.01	(438)	10.71

Outstanding, December 31, 2009	41,507	28.34	1,998	14.05

Exercisable, December 31, 2009	13,398	26.85	1,321	$14.58
Vested and expected to vest, December 31, 2009	39,994	27.98	1,924	$14.09

(1)	VMware stock options: Includes options for 4,017 shares exchanged in the 2008 Exchange Offer.

As of December 31, 2009, for the VMware stock options, the weighted-average remaining contractual term was 3.9 years and the aggregate intrinsic value was $237.7 million for the 13.4 million exercisable shares. For the 40.0 million shares vested and expect to vest at December 31, 2009, the weighted-average remaining contractual term was 4.4 years and the aggregate intrinsic value was $625.3 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $42.38 as of December 31, 2009, which would have been received by the option holders had all in-the-money options been exercised as of that date.

As of December 31, 2009, for the EMC stock options, the weighted-average remaining contractual term was 4.6 years and the aggregate intrinsic value was $8.1 million for the 1.3 million exercisable shares. For the 1.9 million shares vested and expected to vest at December 31, 2009, the weighted-average remaining contractual term was 5.3 years and the aggregate intrinsic value was $10.8 million. These aggregate intrinsic values represent

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the total pre-tax intrinsic values based on EMC’s closing stock price of $17.47 as of December 31, 2009, which would have been received by the option holders had all in-the-money options been exercised as of that date.

Cash proceeds from the exercise of VMware stock options for the years ended December 31, 2009, 2008, and 2007 were $209.4 million, $143.2 million and $2.8 million, respectively. The options exercised in 2009 and 2008 had a pre-tax intrinsic value of $132.6 million and $219.6 million, respectively, and income tax benefits realized from the exercise of stock options of $47.1 million and $71.4 million, respectively. There was no pre-tax intrinsic value to the options exercised or related income tax benefits realized in 2007.

The pre-tax intrinsic value of EMC options held by VMware employees that were exercised during the years ended December 31, 2009, 2008 and 2007 were $2.3 million, $2.8 million and $12.3 million, respectively. Cash proceeds from the exercise of these stock options paid to EMC were $4.7 million, $1.9 million, $8.5 million for the years ended December 31, 2009, 2008 and 2007.

In August 2009, VMware granted the Company’s President and Chief Executive Officer a stock option for the purchase of approximately 1.4 million shares of the Company’s Class A common stock in exchange for a stock option he held for the purchase of shares of common stock of EMC Corporation. The exercise price of his new VMware grant was $31.59 per share, the closing trading price of VMware Class A common stock on the grant date of August 12, 2009. The option expires six years from the grant date. The new VMware grant preserves the 13 months of vesting that had been earned while serving as VMware’s President and CEO since July 2008 and accordingly was vested with respect to 0.3 million of the shares on the date of grant. The remaining 1.1 million shares will vest ratably each month through March 2013 subject to his continued service to VMware. There is no incremental stock-based compensation expense as a result of modifying this award, and the original grant date fair value continues to be recognized over the requisite service period of the award.

VMware and EMC Restricted Stock

VMware restricted stock includes restricted stock awards, restricted stock units, and other restricted stock. Other restricted stock includes shares issued to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds. In addition, other restricted stock includes options exercised prior to vesting by the Company’s non-employee directors. The exercise of those options prior to vesting resulted in the outstanding shares being subject to repurchase and hence restricted until such time as the respective options vest.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted stock activity since January 1, 2007 for VMware and EMC restricted stock (shares in thousands):

	VMware Restricted Stock		EMC Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2007	—	$—	8,813	$13.34
Granted	596	39.99	48	13.93
Exchanged from EMC restricted stock	2,872	21.48	(4,697)	13.14
Exercised stock options, subject to repurchase	120	23.00	—	—
Vested	(5)	20.24	(2,661)	13.47
Forfeited	(18)	20.19	(221)	13.72

Outstanding, December 31, 2007	3,565	24.64	1,282	13.72
Granted	6,619	35.14	—	—
Vested	(2,153)	22.58	(1,144)	13.91
Forfeited	(405)	61.90	(22)	12.35

Outstanding, December 31, 2008	7,626	32.35	116	12.16
Restricted stock relating to employees transferred from EMC	—	—	33	13.49
Granted	5,200	33.63	—	—
Vested	(2,881)	31.31	(89)	12.20
Forfeited	(734)	34.81	(18)	12.28

Outstanding, December 31, 2009	9,211	33.21	42	13.07

The total fair value of VMware restricted stock that vested in 2009, 2008 and 2007 was $88.8 million, $116.3 million and $0.6 million, respectively. As of December 31, 2009, 9.2 million shares of VMware restricted stock were outstanding, with an aggregate intrinsic value of $389.4 million based on the closing share price as of December 31, 2009. These shares are scheduled to vest through 2013.

The VMware restricted stock unit awards are valued based on the VMware stock price on the date of grant. The majority of VMware’s restricted stock awards have pro rata vesting over three or four years.

The total fair value of EMC restricted stock granted to VMware employees that vested in the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $18.2 million and $39.6 million, respectively.

The EMC restricted stock awards have had various vesting terms, including pro rata vesting over three years and cliff vesting at the end of five years from the date of grant with acceleration in each of the first three or four years for achieving specified performance criteria.

Shares Repurchased for Tax Withholdings

In 2009 and 2008, VMware repurchased 1,029,581 shares and 826,731 shares of Class A common stock for $31.5 million and $44.5 million, respectively, to cover tax withholding obligations. Pursuant to the respective agreements, these shares were repurchased in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The amount of repurchased shares was recorded as a reduction to retained earnings as of December 31, 2009 and 2008. In 2007, no shares were repurchased for tax withholdings.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 (table in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Cost of license revenues	$1,293	$1,120	$558
Cost of services revenues	14,874	13,485	6,070
Research and development	121,770	77,992	42,934
Sales and marketing	58,610	49,762	26,288
General and administrative	34,909	24,157	16,556

Stock-based compensation expense	231,456	166,516	92,406
Income tax benefit	43,170	33,020	21,227

Total stock-based compensation expense, net of tax	$188,286	$133,496	$71,179

For the years ended December 31, 2009, 2008 and 2007, VMware capitalized $14.9 million, $22.7 million and $9.1 million, respectively, of stock-based compensation expense associated with capitalized software development.

As of December 31, 2009, the total unrecognized compensation cost for both VMware stock options and restricted stock and EMC stock options and restricted stock was $525.6 million. This non-cash expense will be recognized through 2013 with a weighted-average remaining period of 1.2 years.

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2009	2008	2007
Dividend yield	None	None	None
Expected volatility	36.1%	39.4%	39.2%
Risk-free interest rate	1.9%	2.5%	4.9%
Expected term (in years)	3.7	3.4	3.4
Weighted-average fair value at grant date	$12.18	$17.88	$27.88

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2009	2008	2007
Dividend yield	None	None	None
Expected volatility	50.9%	39.3%	34.8%
Risk-free interest rate	0.3%	2.7%	4.8%
Expected term (in years)	0.5	0.5	0.4
Weighted-average fair value at grant date	$7.79	$18.06	$6.99

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For all equity awards granted in 2009, volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based only upon the expected term of similar grants of comparable companies.

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

VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

For the equity awards granted prior to the Company’s IPO, VMware performed a contemporaneous valuation of the Company’s Class A common stock each time an equity grant of common stock was made. In determining the fair value of the equity, VMware analyzed general market data, including economic, governmental, and environmental factors; considered its historic, current, and future state of its operations; analyzed its operating and financial results; analyzed its forecasts; gathered and analyzed available financial data for publicly traded companies engaged in the same or similar lines of business to develop appropriate valuation multiples and operating comparisons and analyzed other facts and data considered pertinent to the valuation to arrive at an estimated fair value.

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

K. Comprehensive Income

The following table sets forth the components of comprehensive income for the years ended 2009, 2008 and 2007, respectively (table in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Net income	$197,098	$290,133	$218,137
Comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $2,797, $0 and $0	4,563	—	—

Total comprehensive income, net of taxes	$201,661	$290,133	$218,137

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L. Related Party Transactions

Transactions with EMC

Pursuant to a reseller arrangement with EMC, which commenced in 2009, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end users. In 2009, VMware recognized revenues of $14.1 million from products sold pursuant to VMware’s reseller arrangement with EMC. As of December 31, 2009, $22.4 million of revenues from products sold under the reseller arrangement were included in deferred revenue.

In 2009, 2008 and 2007, VMware recognized professional services revenues of $25.2 million, $16.9 million and $11.8 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. As of December 31, 2009 and 2008, $0.7 million and $2.1 million, respectively, of revenues from professional services to EMC customers were included in deferred revenue.

In 2009 and 2008, VMware recognized revenues of $5.6 million and $4.1 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. In 2007, there were no revenues recognized related to these agreements. As of December 31, 2009 and 2008, $3.7 million and $1.8 million, respectively, of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

VMware purchased storage systems and software, as well as consulting services, from EMC for $9.7 million, $25.2 million and $7.2 million in the years ended 2009, 2008 and 2007, respectively.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware’s personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had such arrangements been with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income. These costs primarily include salaries and benefits, travel and rent. Additionally, EMC incurs certain costs on VMware’s behalf in the U.S., which historically primarily related to a shared system for travel. In the fourth quarter of 2009 VMware implemented its own travel system. The total of these costs with EMC were $95.6 million, $139.8 million and $116.1 million in the years ended 2009, 2008 and 2007, respectively.

As calculated under VMware’s tax sharing agreement with EMC, VMware paid $14.2 million in 2009 for its portion of EMC’s consolidated federal and state income taxes for various periods, as well as the conclusion of the 2005 and 2006 federal income tax audit. VMware paid $64.3 million and $86.4 million in 2008 and 2007, respectively, for its portion of their consolidated federal income taxes. Under the same tax sharing agreement, EMC paid VMware $107.6 million in 2009 for VMware’s stand-alone federal taxable loss for the fiscal year ending December 31, 2008 and for a refund of an overpayment related to VMware’s portion of EMC’s 2007 federal consolidated income taxes. No payments were made by EMC in 2008 and 2007. The amounts that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In 2009 and 2007, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $8.0 million and $2.5 million, respectively. In 2008, the difference was recorded as an increase in stockholders’ equity of $5.2 million.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC, offset by interest income that has been earned on VMware’s intercompany balance with EMC. In 2009, 2008 and 2007, $6.5 million, $18.6 million and $26.6 million, respectively, of interest expense was recorded related to the note

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. VMware’s interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

In 2008, VMware resolved with EMC certain acquisition-related intercompany liabilities due to EMC. As a result, intercompany liabilities due to EMC of $9.7 million were recorded as a capital contribution from EMC in additional paid-in capital without the issuance of additional equity by VMware or remittance of any cash.

Prior to March 2008, VMware employees participated in the EMC Corporation 401(k) Savings Plan (the “EMC Plan”). EMC cross-charged VMware for the costs associated with VMware employees who participated in the EMC Plan. In March 2008, VMware employees began participating in VMware’s 401(k) Savings Plan and ceased participation in the EMC Plan.

As of December 31, 2009, VMware had $47.1 million due from EMC, which was partially offset by $20.7 million due to EMC. As of December 31, 2008, VMware had $38.4 million due to EMC, which was partially offset by $5.0 million due from EMC. The net amount due from EMC as of December 31, 2009 was $26.4 million and resulted from the related party transactions described above. The net amount due to EMC as of December 31, 2008 was $33.4 million and resulted from the related party transactions described above. As of December 31, 2009, VMware had $3.0 million of income taxes receivable due from EMC and $10.5 million of income taxes payable due to EMC. As of December 31, 2008, VMware had $111.1 million of income taxes receivable due from EMC and $3.6 million of income taxes payable due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

Transactions with Other Related Parties

In the fourth quarter of 2009, VMware, entered into a definitive agreement to invest and participate in the management of Acadia Enterprises, LLC (“Acadia”). Acadia is a joint venture between EMC and Cisco focused on accelerating customer build-outs of private cloud infrastructures through end-to-end enablement of service providers and large enterprise customers. Acadia’s unique “build, operate, transfer” model for delivering the Vblock architecture and addressing people, process and technology, will offer customers further choice, flexibility and cost advantages as they seek to virtualize their IT infrastructures and evolve to private cloud environments. In addition to Cisco and EMC as the lead investors, the build-out of Acadia’s expanded capabilities in 2010 has also been capitalized by investments from VMware and Intel. VMware and Intel each have a minority ownership interest in the joint venture. VMware’s participation in the joint venture is accounted for under the equity method and did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2009.

In connection with Intel Capital’s purchase in 2007 of 9.5 million shares of VMware’s Class A common stock, the Company agreed to the appointment of an Intel executive acceptable to VMware’s Board of Directors. In connection with Cisco’s purchase in 2007 of 6.0 million shares from EMC, the Company agreed to consider the appointment of a Cisco executive to the Board of Directors. In September 2007 an Intel executive, and in November 2007 a Cisco executive, were appointed to VMware’s Board. In October 2008, Intel sold 0.5 million shares of VMware’s Class A common stock to EMC and an additional 0.5 million shares to Cisco in separate transactions, increasing EMC’s Class A common stock holdings to 27.0 million shares and Cisco’s holdings to 6.5 million shares. On October 22, 2009, Intel filed an amendment to its Schedule 13D with the SEC disclosing that it had sold additional shares of VMware Class A common stock and was no longer a 5% shareholder of the Company’s Class A common stock.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VMware has in the past done business, and expects to continue to do business, with Intel and Cisco on a regular arm’s-length basis, on the same or similar terms as would be negotiated with unrelated third parties. The transactions with Intel and Cisco in 2009, 2008 and 2007 were not material to VMware’s consolidated financial statements.

In addition, from time to time, VMware may purchase or sell goods and services in the ordinary course of business with financial institutions that beneficially own 5% or more of VMware’s Class A common stock. VMware has in the past done business, and expects to continue to do business, with entities affiliated with FMR LLC and UBS AG, financial institutions that beneficially own 5% or more of the Company’s Class A common stock, on regular, arm’s-length basis, on the same or similar terms as would be negotiated with unrelated third parties. During 2009 and 2008, VMware invoiced entities believed to be affiliated with FMR LLC and UBS AG for goods and services sold by VMware. In addition, the Company’s 401(k) plan is administered by Fidelity Investments, an affiliate of FMR LLC, and UBS Financial Services, Inc., an affiliate of UBS AG, who is VMware’s stock plan administrator. Transactions with FMR LLC and with UBS AG were not material to VMware’s 2009, 2008 and 2007 consolidated financial statements.

In 2007, VMware entered into an agreement to license software from Softrax Corporation (“Softrax”). A member of the Company’s Board of Directors is a managing partner and general partner in a limited partnership, which until November 2009 had an equity interest in Softrax of greater than 10%. The amounts expensed or paid to Softrax in 2009, 2008 and 2007 were not material to VMware’s consolidated financial statements.

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

Revenues by geographic area are as follows (table in thousands):

	For the Year Ended December 31,
	2009	2008	2007
United States	$1,039,033	$987,604	$720,620
International	984,904	893,423	605,191

Total	$2,023,937	$1,881,027	$1,325,811

No country other than the United States had material revenues for the years ended December 31, 2009, 2008 or 2007.

One distributor accounted for 16% of revenues in both 2009 and 2008, respectively, and 12% of revenues in 2007, and another distributor accounted for 15%, 18%, and 23% of revenues in 2009, 2008 and 2007, respectively. One channel partner accounted for less than 10% in 2009, but accounted for 11% in both 2008 and 2007, respectively.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets, which primarily include property and equipment, net in the United States at December 31, 2009, 2008 and 2007 were as follows (table in thousands):

	For the Year Ended December 31,
	2009	2008	2007
United States	$297,232	$325,368	$236,456
International	42,758	44,530	22,819

Total	$339,990	$369,898	$259,275

No country other than the United States accounted for 10% or more of these assets at December 31, 2009, 2008 or 2007.

VMware groups its products into portfolios that are categorized into the following classes:

Virtualization Platforms. Virtualization platforms include the Company’s data center products and desktop virtualization products. The Company’s data center products include a hypervisor for system-partitioning the software environment from its underlying infrastructure and products that enable the aggregation of multiple servers, storage infrastructure, and networks into shared pools of resources that can be delivered dynamically, securely, and reliably to applications as needed. The Company’s desktop virtualization products decouple the entire desktop environment from its underlying device, enabling customers to create user-centric instead of device-centric desktop environments. The data center products include VMware VMotion and Storage VMotion, VMware High Availability, VMware Fault Tolerance, VMware Distributed Resource Scheduler, VMware vNetwork Distributed Switch, VMware vShield Zone, and virtualization management products such as VMware vCenter Server, VMware vCenter Site Recovery Manager, VMware vCenter Lifecycle Manager, VMware vCenter Lab Manager, VMware vCenter CapacityIQ, VMware vCenter AppSpeed and VMware vCenter Chargeback. The desktop virtualization products include View Manager, View Composer, VMware ThinApp, Workstation, and Fusion.

Other Products. The other product category includes solutions, such as tc Server and Hyperic HQ, that help organizations build, run, and manage enterprise applications, particularly those written in the Java programming language.

Revenues by class of products or services were as follows (table in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Virtualization platforms	$1,028,326	$1,178,142	$905,368
Other products	1,116	—	—

License revenues	1,029,442	1,178,142	905,368
Services revenues	994,495	702,885	420,443

Total	$2,023,937	$1,881,027	$1,325,811

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N. Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2009 and 2008 is as follows (tables in millions, except per share amounts):

2009	Q1 2009	Q2 2009	Q3 2009	Q4 2009
Revenues	$470.3	$455.7	$489.8	$608.2
Net income	$69.9	$32.5	$38.2	$56.4
Net income per share, basic	$0.18	$0.08	$0.10	$0.14
Net income per share, diluted	$0.18	$0.08	$0.09	$0.14

2008	Q1 2008	Q2 2008	Q3 2008	Q4 2008
Revenues	$438.2	$456.1	$472.1	$514.6
Net income	$43.1	$52.3	$83.3	$111.5
Net income per share, basic	$0.11	$0.14	$0.21	$0.29
Net income per share, diluted	$0.11	$0.13	$0.21	$0.29

Approximately $5 million of expenses, which were recorded during the third quarter of 2009, should have been recorded during the second quarter of 2009. As a result, operating expenses for the second quarter of 2009 were understated and operating expenses for the third quarter of 2009 were overstated by approximately $5 million. The table above is shown as previously reported and does not reflect these differences. The Company performed an evaluation and concluded that this amount is not material to either period, and that there is no impact to the year ended December 31, 2009.

O. Subsequent Events

Acquisition of Zimbra

On January 12, 2010, VMware announced it had entered into a definitive agreement to acquire Zimbra, a leading vendor of email and collaboration software, from Yahoo! Inc. Under the terms of the agreement, VMware will purchase all Zimbra technology and intellectual property. Yahoo! will have the right to continue to utilize the Zimbra technology in its communications services, including Yahoo! Mail and Yahoo! Calendar. The amount of consideration paid was not disclosed and is not material to VMware. This acquisition closed in February 2010.

Acquisition of Certain Assets from a Related Party

On February 25, 2010, VMware entered into a definitive agreement with EMC to acquire certain assets for a total cash price of up to $200 million. The transaction is expected to close during the second quarter of 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2010, our sole Class B common stockholder, EMC, authorized the aggregate size of our annual equity grants for 2010 in accordance with our Amended and Restated Certificate of Incorporation, in an action by written consent pursuant to Section 228 of the Delaware General Corporation Law.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2009. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

The information required by this item is incorporated herein by reference to the section of the company’s Proxy Statement entitled “Compensation of Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section of the company’s Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section of the company’s Proxy Statement entitled “Our Board of Directors and Nominees” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the company’s Proxy Statement entitled “Ratification of Selection of Independent Auditors.”

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

3.	Index to exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Filed Herewith	Form/File No.	Date
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		S-1/A-2	7/9/2007

4.1	Form of specimen common stock certificate		S-1/A-4	7/27/2007

10.1	Form of Master Transaction Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.2	Form of Administrative Services Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.3	Form of Tax Sharing Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC Corporation		S-1/A-1	6/11/2007

10.5	Form of Employee Benefits Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.6	Form of Real Estate License Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.7+	Letter Agreement between VMware, Inc. and Mark Peek dated March 16, 2007		S-1/A-1	6/11/2007

10.8+	Form of Indemnification Agreement for directors and executive officers		S-1/A-1	6/11/2007

10.9+	2007 Equity and Incentive Plan, as amended December 3, 2008		10-K	2/29/2008

10.10	Promissory Note between VMware, Inc. and EMC Corporation dated April 16, 2007		S-1	6/11/2007

10.11	Form of Insurance Matters Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.12+	Form of Option Agreement		S-1/A-1	6/11/2007

10.13+	Form of Restricted Stock Unit Agreement		S-1/A-1	6/11/2007

10.14	2007 Employee Stock Purchase Plan, as amended and restated December 10, 2007 and as further amended February 4, 2009		10-K	2/26/2009

Exhibit Number	Exhibit Description	Incorporated by Reference
		Filed Herewith	Form/File No.	Date
10.15+	Letter Agreement between VMware, Inc. and Mark Peek dated June 13, 2007		10-K	2/29/2008

10.16	Form of Real Estate Purchase and Sale Agreement between VMware, Inc. and EMC		S-1/A-2	7/9/2007

Corporation

10.17	Class A Common Stock Purchase Agreement between VMware, Inc. and Intel Capital		S-1/A-2	7/9/2007

Corporation dated July 9, 2007

10.18	Investor Rights Agreement between VMware, Inc. and Intel Capital Corporation dated		S-1/A-2	7/9/2007

July 9, 2007

10.19	Form of Early Exercise Option Agreement		S-1/A-2	7/27/2007

10.20	Class A Common Stock Purchase Agreement among VMware, Inc., EMC Corporation,		S-1/A-4	7/27/2007

and Cisco Systems, Inc. dated July 26, 2007

10.21	Investor Rights Agreement between VMware, Inc. and Cisco Systems, Inc. dated July		S-1/A-4	7/27/2007

26, 2007

10.22+	Letter Agreement between VMware, Inc. and Carl Eschenbach dated May 25, 2005		10-K	2/26/2009

10.23+	Letter Agreement between VMware, Inc. and Paul Maritz dated September 11, 2008		8-K	9/12/2008

10.24+	Letter Agreement between VMware, Inc. and Mark Peek dated November 24, 2008		10-K	2/26/2009

10.25+	Letter Agreement between VMware, Inc. and Tod Nielsen dated January 5, 2009		10-K	2/26/2009

10.26+	Letter Agreement between VMware, Inc. and Richard McAniff dated March 19, 2009		10-Q	5/7/2009

10.27+	Letter Agreement between VMware, Inc. and Rashmi Garde dated October 13, 2009		10-Q	11/3/2009

10.28+	Letter Agreement between VMware, Inc. and Dawn Smith dated September 16, 2009	X

21.1	List of subsidiaries	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted	X

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: March 1, 2010	By:	/s/ PAUL A. MARITZ
Paul A. Maritz
President and Chief Executive Officer

VMWARE, INC.

Dated: March 1, 2010	By:	/s/ ROBYNNE D. SISCO
Robynne D. Sisco Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 1, 2010	/s/ PAUL A. MARITZ PAUL A. MARITZ	President and Chief Executive Officer, Director (Principal Executive Officer)

March 1, 2010	/s/ MARK S. PEEK Mark S. Peek	Chief Financial Officer (Principal Financial Officer)

March 1, 2010	/s/ JOSEPH M. TUCCI Joseph M. Tucci	Chairman

March 1, 2010	/s/ MICHAEL W. BROWN Michael W. Brown	Director

March 1, 2010	/s/ JOHN R. EGAN John R. Egan	Director

March 1, 2010	/s/ DAVID I. GOULDEN David I. Goulden	Director

March 1, 2010	/s/ RENEE J. JAMES Renee J. James	Director

March 1, 2010	/s/ DENNIS D. POWELL Dennis D. Powell	Director

March 1, 2010	/s/ DAVID N. STROHM David N. Strohm	Director

VMWARE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General, and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2009 allowance for doubtful accounts	$1,690	$1,107	$—	$(272)	$2,525
Year ended December 31, 2008 allowance for doubtful accounts	$1,603	$254	$—	$(167)	$1,690
Year ended December 31, 2007 allowance for doubtful accounts	$2,139	$(316)	$—	$(220)	$1,603

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended December 31, 2009 income tax valuation allowance	$15,394	$10,644	$4,350	$(1,536)	$28,852
Year ended December 31, 2008 income tax valuation allowance	$—	$15,394	$—	$—	$15,394