Form 10-Q
period 2010-03-31
VMWARE, INC.
filed 2010-05-06
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 408,276,782, of which 108,276,782 shares were Class A common stock and 300,000,000 were Class B common stock.

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

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$78,421	$69,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,788	41,383
Stock-based compensation, excluding amounts capitalized	63,697	49,815
Excess tax benefits from stock-based compensation	(23,918)	(230)
Other	1,417	493
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	185,231	74,161
Other assets	(845)	10,209
Due to/from EMC, net	25,776	(15,384)
Accounts payable	(2,647)	(19,457)
Accrued expenses	(51,202)	(12,428)
Income taxes payable	14,365	20,377
Deferred income taxes, net	(4,221)	(6,844)
Deferred revenue	15,090	47,209

Net cash provided by operating activities	354,952	259,239

Cash flows from investing activities:
Additions to property and equipment	(31,112)	(35,825)
Capitalized software development costs	(21,861)	(29,935)
Purchase of investments	—	(745)
Business acquisitions, net of cash acquired	(106,550)	—
Increase in restricted cash	(16,848)	—

Net cash used in investing activities	(176,371)	(66,505)

Cash flows from financing activities:
Proceeds from issuance of common stock	109,775	4,503
Repurchase of common stock	(31,348)	—
Excess tax benefits from stock-based compensation	23,918	230
Shares repurchased for tax withholdings on vesting of restricted stock	(10,906)	(6,797)

Net cash provided by (used in) financing activities	91,439	(2,064)

Net increase in cash and cash equivalents	270,020	190,670
Cash and cash equivalents at beginning of the period	2,486,461	1,840,812

Cash and cash equivalents at end of the period	$2,756,481	$2,031,482

Non-cash items:
Changes in capital additions, accrued but not paid	$(2,067)	$(9,957)

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenues:
License	$312,177	$257,003
Services	321,356	213,307

	633,533	470,310
Operating expenses (1):
Cost of license revenues	40,121	20,359
Cost of services revenues	68,529	54,644
Research and development	138,112	105,401
Sales and marketing	216,829	154,144
General and administrative	67,756	48,859

Operating income	102,186	86,903
Investment income	685	3,062
Interest expense with EMC, net	(901)	(2,674)
Other expense, net	(4,331)	(1,824)

Income before income taxes	97,639	85,467
Income tax provision	19,218	15,532

Net income	$78,421	$69,935

Net income per weighted-average share, basic for Class A and Class B	$0.19	$0.18

Net income per weighted-average share, diluted for Class A and Class B	$0.19	$0.18

Weighted-average shares, basic for Class A and Class B	404,480	389,857
Weighted-average shares, diluted for Class A and Class B	416,853	391,111

(1) Includes stock-based compensation as follows:
Cost of license revenues	$385	$330
Cost of services revenues	4,157	3,475
Research and development	34,723	23,904
Sales and marketing	16,047	13,834
General and administrative	8,385	8,272

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,756,481	$2,486,461
Accounts receivable, less allowance for doubtful accounts	353,122	534,196
Due from EMC, net	626	26,402
Deferred tax asset, current portion	80,113	63,360
Income taxes receivable from EMC	2,967	2,967
Other current assets	87,316	69,094

Total current assets	3,280,625	3,182,480
Property and equipment, net	405,695	402,356
Capitalized software development costs, net and other	172,042	169,293
Deferred tax asset, net of current portion	103,756	102,529
Intangible assets, net	127,139	94,557
Goodwill	1,189,874	1,115,769

Total assets	$5,279,131	$5,066,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,113	$50,566
Accrued expenses	272,466	324,061
Income taxes payable	1,831	10,462
Deferred revenue, current portion	934,099	908,953

Total current liabilities	1,254,509	1,294,042
Note payable to EMC	450,000	450,000
Deferred revenue, net of current portion	423,981	416,345
Deferred tax liability	62,036	60,300
Other liabilities	109,555	103,346

Total liabilities	2,300,081	2,324,033
Commitments and contingencies (see Note J)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 107,299 and 102,785 shares	1,073	1,028
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	2,538,538	2,339,079
Accumulated other comprehensive income	4,985	4,563
Retained earnings	431,454	395,281

Total stockholders’ equity	2,979,050	2,742,951

Total liabilities and stockholders’ equity	$5,279,131	$5,066,984

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

Unaudited Interim Financial Information

These accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s consolidated financial condition, results of operations and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2010. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2009 Annual Report on Form 10-K.

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

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, capitalized software development costs, receivable valuation, certain accrued liabilities, useful lives of fixed assets and intangible assets, valuation of acquired intangibles, revenue reserves, income taxes, stock-based compensation, and contingencies. Actual results could differ from those estimates.

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

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

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

Allowance for Doubtful Accounts

VMware maintains an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. The allowance is based upon the creditworthiness of VMware’s customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts was $3.9 million and $2.5 million as of March 31, 2010 and December 31, 2009, respectively.

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

Unamortized software development costs were $131.7 million and $129.4 million as of March 31, 2010 and December 31, 2009, respectively.

In the three months ended March 31, 2010 and 2009, VMware capitalized $26.0 million (including $4.2 million of stock-based compensation) and $36.4 million (including $6.4 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the Company’s accompanying consolidated statements of income. Amortization expense from capitalized amounts was $23.7 million and $10.7 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense is included in cost of license revenues on the Company’s consolidated statements of income.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Intangible Assets and Goodwill

Intangible assets, other than goodwill, are amortized over their estimated useful lives which range up to 11 years, during which the assets are expected to contribute directly or indirectly to future cash flows. In the three months ended March 31, 2010 and 2009, VMware amortized $4.3 million and $3.3 million, respectively, for intangible assets.

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

Business Acquisitions

For business acquisitions, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred, the fair value of any non-controlling interest, and the fair value of previously held equity interest over the net amounts of the identifiable assets acquired and the liabilities assumed at the acquisition date.

The Company uses significant estimates and assumptions, including fair value estimates, to determine the fair value of assets acquired and liabilities assumed and when applicable, the related useful lives of the acquired assets, as of the business combination date. When those estimates are provisional, the Company refines them as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which the Company may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of income.

Costs to effect an acquisition are recorded in general and administrative expenses on the consolidated statements of income as the expenses are incurred.

Concentrations of Risks

Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. Cash on deposit with banks exceeds the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash and cash equivalents primarily in money market funds and limits the amount of investment with any one issuer. As of March 31, 2010, VMware had $2,677.4 million in money market funds. VMware holds a diversified portfolio of money market funds, which invest in municipal bonds and notes, government agency debt, time deposits, corporate bonds, and commercial paper. VMware monitors the counterparty risk to ensure adequate diversification amongst the financial institutions holding the Company’s funds. VMware also monitors counterparty risk to financial institutions with which the Company enters into derivatives by ensuring that these financial institutions are of high credit quality.

C. Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities, as calculated using the treasury stock method, outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, other unvested restricted stock, and purchase options under the Company’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of March 31, 2010, VMware had 106.3 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The following table sets forth the computations of basic and diluted net income per share (table in thousands, except per share data):

	For the Three Months Ended March 31,
	2010	2009
Net income	$78,421	$69,935

Weighted-average shares, basic for Class A and Class B	404,480	389,857
Effect of dilutive securities	12,373	1,254

Weighted-average shares, diluted for Class A and Class B	416,853	391,111

Net income per weighted-average share, basic for Class A and Class B	$0.19	$0.18
Net income per weighted-average share, diluted for Class A and Class B	$0.19	$0.18

For the three months ended March 31, 2010 and 2009, 6.6 million and 41.1 million stock options, respectively, to acquire VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three months ended March 31, 2009, 5.0 million shares of restricted stock, respectively, were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. No shares of restricted stock were excluded from the diluted earnings per share calculations for the three months ended March 31, 2010.

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

VMware’s money market funds and available-for-sale securities are classified within Level 1 of the fair value hierarchy because the securities are valued using quoted prices in active markets for identical assets. The following table sets forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities that are required to be measured at fair value as of March 31, 2010 (table in thousands):

Fair Value Measurement as of March 31, 2010
Level 1
Assets:
Money market securities	$2,677,360
Available-for-sale securities	28,040

VMware’s valuation inputs for foreign currency forward contracts are based on quoted prices and quoted pricing intervals from public data sources. These contracts are typically classified within Level 2 of the fair value hierarchy, and are discussed below in the derivative instruments section. VMware does not have any assets or liabilities that fall into Level 3 of the fair value hierarchy.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Derivative Instruments

In conjunction with the general release of VMware vSphere in May 2009, VMware started to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in their respective regions. In order to manage the Company’s exposure to foreign currency fluctuations, since July 2009, VMware has entered into foreign currency forward contracts to hedge a portion of the Company’s net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other expense, net in the consolidated statements of income. The gains and losses on our foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that the Company hedges. The Company does not enter into speculative foreign exchange contracts for trading purposes.

VMware’s foreign currency forward contracts are traded monthly with a contractual term of one month. As of March 31, 2010, VMware had outstanding forward contracts with a total notional value of $114.2 million. The fair value of these forward contracts was immaterial as of March 31, 2010 and therefore excluded from the table above. The fair value was measured under Level 2 sources as discussed above.

E. Business Acquisitions and Goodwill

Business Acquisitions

In the first three months of 2010, VMware acquired two businesses, Zimbra, a leading vendor of email and collaboration software, and RTO Software, Inc. The results of both business operations have been included in VMware’s consolidated financial statements from the dates of purchase.

The aggregate consideration transferred in these acquisitions was cash of $106.6 million. The following table summarizes the allocation of the consideration transferred to the fair value of the assets acquired and liabilities assumed at March 31, 2010 (table in thousands):

Intangible assets	$36,900
Goodwill	74,105
Deferred tax assets	7,342
Other net assets	5,895

Total assets acquired	124,242
Deferred revenue	(17,692)

Fair value of identifiable assets acquired and liabilities assumed	$106,550

The following table summarizes the fair value of the intangible assets acquired in conjunction with the two acquisitions made in the three months ended March 31, 2010 (table in thousands):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	4.6	$15,800
Customer relationships and customer lists	8.8	15,700
Trademarks and tradenames	5.0	5,400

Total intangible assets, net, excluding goodwill		$36,900

Pro forma results of operations have not been presented as the results of the acquired companies were not material, individually or in aggregate, to the Company’s consolidated results of operations in the three months ended March 31, 2010 or 2009.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2010 consist of the following (table in thousands):

Balance, January 1, 2010	$1,115,769
Increase in goodwill related to acquisitions	74,105

Balance, March 31, 2010	$1,189,874

F. Property and Equipment, Net

Property and equipment, net, as of March 31, 2010 and December 31, 2009 consist of the following (table in thousands):

	March 31, 2010	December 31, 2009
Equipment and software	$353,815	$327,148
Buildings and improvements	260,280	256,758
Furniture and fixtures	49,867	48,075
Construction in progress	2,778	5,892

Total property and equipment	666,740	637,873
Accumulated depreciation	(261,045)	(235,517)

Total property and equipment, net	$405,695	$402,356

Depreciation expense was $25.5 million and $27.4 million in the three months ended March 31, 2010 and 2009, respectively.

G. Accrued Expenses

Accrued expenses as of March 31, 2010 and December 31, 2009 consist of the following (table in thousands):

	March 31, 2010	December 31, 2009
Salaries, commissions, bonuses, and benefits	$128,534	$174,207
Accrued partner liabilities	64,957	77,264
Other	78,975	72,590

Total	$272,466	$324,061

Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, x86 system vendors, and system integrators, as well as accrued royalties.

H. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, of which $450 million remained outstanding as of March 31, 2010. The note matures in April 2012, with interest payable quarterly in arrears commencing June 30, 2007. The interest rate resets quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points. For the three months ended March 31, 2010 and 2009, the interest rate on the note payable was 0.80% and 1.99%, respectively, and $0.9 million and $2.2 million, respectively, of interest expense was recorded related to the note payable. The note may be repaid, without penalty, at any time commencing July 2007. No repayments of principal were made during the first three months of 2010.

I. Income Taxes

Although VMware files a consolidated federal tax return with EMC, VMware calculates its income tax provision on a stand-alone basis. The Company’s effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to differential tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

VMware’s effective income tax rate was 19.7% and 18.2% for the three months ended March 31, 2010 and 2009, respectively. The increase in the effective rate for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was mainly attributable to a decrease in tax benefits from credits, primarily due to the expiration of the U.S. Federal R&D tax credit, as well as an increase in withholdings taxes. These increases were offset in part by a forecasted shift of earnings from the U.S. to lower-tax foreign jurisdictions and a decrease in unrecognized tax benefits from uncertain tax positions as a percentage of income before tax. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in the Company’s foreign operations and no provision for U.S. taxes has been provided with respect thereto.

As of March 31, 2010, VMware had $82.4 million of gross unrecognized tax benefits and $79.2 million of net unrecognized tax benefits. The gross unrecognized tax benefits do not take into account $8.1 million of offsetting tax benefits, as these are not recognized on the Company’s consolidated balance sheets. The Company’s net unrecognized tax benefits of $79.2 million include $68.8 million that, if recognized, would benefit VMware’s effective income tax rate; the remaining $10.4 million could be a reduction to goodwill if recognized within the measurement period in accordance with generally accepted accounting principles. Any portion of the $10.4 million recognized outside the measurement period will be a reduction to tax expense. VMware cannot reasonably estimate the amounts that would be recorded to goodwill and the Company’s consolidated statements of income. It is reasonably possible that VMware may pay an immaterial amount of the $79.2 million of net unrecognized tax benefits within the next 12 months. However, based on the status of audit examinations and the protocol of finalizing audits, it is not possible to accurately estimate the amount to be paid within the next 12 months. The net unrecognized tax benefits of $79.2 million were classified as a non-current liability on the consolidated balance sheet as of March 31, 2010.

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $1.1 million in interest and penalties for the three months ended March 31, 2010 and accrued $5.0 million of interest and penalties as of March 31, 2010, associated with the net unrecognized tax benefits. These amounts are not included as components of the $79.2 million of net unrecognized tax benefits at March 31, 2010.

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

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at March 31, 2010 are as follows (table in thousands):

2010	$23,872
2011	28,696
2012	20,693
2013	15,874
2014	15,236
Thereafter	277,725

Total minimum lease payments	$382,096

The amount of the future lease commitments after 2014 is primarily for the ground lease on VMware’s Palo Alto, California headquarter facilities, which expires in 2057. As several of VMware’s operating leases are payable in foreign currencies, the amount of operating lease commitments may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the commitments are payable.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

K. Stockholders’ Equity

Stock Repurchase Program

In March 2010, VMware’s Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of its Class A common stock through the end of 2011. Stock will be purchased pursuant to this program, from time to time, in the open market or through private transactions, subject to market conditions. In the three months ended March 31, 2010, VMware repurchased and retired 582,300 shares of its Class A common stock at a weighted-average price of $53.84 per share for an aggregate purchase price of $31.3 million. The amount of repurchased shares was recorded as a reduction to retained earnings. VMware is not obligated to purchase any shares under its stock repurchase program. Subject to applicable corporate securities laws, repurchases under the stock repurchase program may be made at such times and in such amounts as VMware deems appropriate. Purchases under the stock repurchase program can be discontinued at any time that VMware feels additional purchases are not warranted.

VMware Employee Stock Purchase Plan

In the first three months of 2010, 933,975 shares of Class A common stock were purchased under the Employee Stock Purchase Plan (the “ESPP”) at a purchase price per share of $24.45. The total cash proceeds from the purchase of these shares under the ESPP were $22.8 million.

VMware Stock Options

The following table summarizes option activity since January 1, 2010 for VMware stock options (shares in thousands):

	VMware Stock Options
	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2010	41,507	$28.34
Granted	1,572	45.76
Forfeited	(892)	28.84
Expired	(42)	61.10
Exercised	(3,798)	22.89

Outstanding, March 31, 2010	38,347	29.55

Cash proceeds from the exercise of VMware stock options for the three months ended March 31, 2010 were $87.0 million. The options exercised during the three months ended March 31, 2010 had a pre-tax intrinsic value of $98.3 million.

VMware Restricted Stock

The following table summarizes restricted stock activity since January 1, 2010 for VMware restricted stock (shares in thousands):

	VMware Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2010	9,211	$33.21
Granted	822	46.02
Vested	(620)	34.74
Forfeited	(286)	34.01

Outstanding, March 31, 2010	9,127	34.24

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

The total fair value of VMware restricted stock that vested in the three months ended March 31, 2010 was $30.2 million. As of March 31, 2010, 9.1 million shares of VMware restricted stock were outstanding, with an aggregate intrinsic value of $485.5 million based on the closing share price as of March 31, 2010. These shares are scheduled to vest through 2014.

Shares Repurchased for Tax Withholdings

During the three months ended March 31, 2010 and 2009, VMware repurchased and retired 225,441 shares and 322,771 shares of Class A common stock for $10.9 million and $6.8 million, respectively, to cover tax withholding obligations. Pursuant to the respective agreements, these shares were repurchased in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The amount of repurchased shares was recorded as a reduction to retained earnings.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated statements of income for the three months ended March 31, 2010 and 2009 (table in thousands):

	For the Three Months Ended March 31,
	2010	2009
Cost of license revenues	$385	$330
Cost of services revenues	4,157	3,475
Research and development	34,723	23,904
Sales and marketing	16,047	13,834
General and administrative	8,385	8,272

Total Stock-based compensation expense	$63,697	$49,815

For the three months ended March 31, 2010 and 2009, VMware capitalized $4.2 million and $6.4 million, respectively, of stock-based compensation expense associated with capitalized software development.

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the three months ended March 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
VMware Stock Options	2010	2009
Dividend yield	None	None
Expected volatility	38.5%	38.3%
Risk-free interest rate	1.6%	1.5%
Expected term (in years)	3.5	3.9
Weighted-average fair value at grant date	$13.87	$7.51

	For the Three Months Ended March 31,
VMware Employee Stock Purchase Plan	2010	2009
Dividend yield	None	None
Expected volatility	37.8%	59.3%
Risk-free interest rate	0.3%	0.3%
Expected term (in years)	0.5	0.5
Weighted-average fair value at grant date	$9.43	$7.49

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

For all equity awards granted in the three months ended March 31, 2010 and 2009, VMware’s expected dividend yield input was zero as the Company has not historically paid, and does not expect in the future to pay, cash dividends on its common stock. VMware’s expected volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based upon an analysis of the expected terms of similar grants of comparable publicly-traded companies. The risk-free interest rate was based on a zero-coupon U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

L. Comprehensive Income

The following table sets forth the components of comprehensive income for the three months ended March 31, 2010 and 2009, respectively (table in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income	$78,421	$69,935
Comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $0.3 million and $0	422	—

Total comprehensive income, net of taxes	$78,843	$69,935

M. Related Party Transactions

Pursuant to a reseller arrangement with EMC, which commenced in 2009, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end users. In the three months ended March 31, 2010 and 2009, VMware recognized revenues of $6.6 million and $2.1 million, respectively, from products sold pursuant to VMware’s reseller arrangement with EMC. As of March 31, 2010, $20.2 million of revenues from products sold under the reseller arrangement were included in deferred revenue.

In the three months ended March 31, 2010 and 2009, VMware recognized professional services revenues of $9.2 million and $4.5 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. As of March 31, 2010, $3.2 million of revenues from professional services to EMC customers were included in deferred revenue.

In the three months ended March 31, 2010 and 2009, VMware recognized revenues of $1.5 million and $0.6 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. As of March 31, 2010, $2.8 million of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

VMware purchased storage systems and software, as well as consulting services, from EMC for $4.3 million and $5.1 million in the three months ended March 31, 2010 and 2009, respectively.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware’s personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, EMC incurs certain costs on VMware’s behalf in the U.S., which historically primarily related to a shared system for travel. In the fourth quarter of 2009, VMware implemented its own travel system in the U.S. and is now incurring these costs directly. Costs incurred by EMC on VMware’s behalf in the U.S. during the three months ended March 31, 2010 were not material. The total cost of these services provided to VMware by EMC was $17.6 million and $24.5 million in the three months ended March 31, 2010 and 2009, respectively.

VMWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

As calculated under VMware’s tax sharing agreement with EMC, VMware paid $5.1 million in the three months ended March 31, 2010 for its portion of EMC’s consolidated federal income taxes. No payments were made by VMware to EMC in the three months ended March 31, 2009. The amounts that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In the three months ended March 31, 2010 and 2009, the difference was not significant.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC. In the three months ended March 31, 2010 and 2009, $0.9 million and $2.2 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. VMware’s interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

On February 25, 2010, VMware entered into a definitive agreement with EMC to acquire certain assets for a total cash price of up to $200 million. The transaction closed in April 2010. Under the terms of the agreement, VMware acquired certain technology and intellectual property of EMC’s Ionix IT management business. The acquired EMC products and expertise will complement existing VMware development efforts and expand the capabilities of the VMware vCenter product family.

As of March 31, 2010, VMware had $24.6 million due from EMC, which was partially offset by $24.0 million due to EMC. The net amount due from EMC as of March 31, 2010 was $0.6 million and resulted from the related party transactions described above. This net amount due from EMC does not include the note payable to EMC or the Ionix transaction, which are discussed separately above. As of March 31, 2010, VMware had $3.0 million of income taxes receivable due from EMC and $0.7 million of income taxes payable due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended March 31,
	2010	2009
United States	$317,198	$244,079
International	316,335	226,231

Total	$633,533	$470,310

Long-lived assets, which primarily include property and equipment, net in the United States at March 31, 2010 and December 31, 2009 were as follows (table in thousands):

	March 31, 2010	December 31, 2009
United States	$302,617	$297,232
International	42,905	42,758

Total	$345,522	$339,990

No country other than the United States accounted for 10% or more of these assets at March 31, 2010 or December 31, 2009.

O. Subsequent Events

In April 2010, VMware closed the agreement that it entered into with EMC to acquire assets for a total cash purchase price of up to $200 million. Under the terms of the agreement, VMware acquired certain technology and intellectual property of EMC’s Ionix IT management business. The acquired EMC products and expertise will complement existing VMware development efforts and expand the VMware vCenter product family.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our quarterly consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the federal securities laws, about our business and prospects. The forward-looking statements do not include the potential impact of any changes in our business or the economy or any mergers, acquisitions, divestitures, securities offerings or business combinations or other developments in our business that may be announced or consummated after the date hereof. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “outlook,” “believes,” “plans,” “intends,” “expects,” “goals,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “estimates,” “anticipates” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our future results may differ materially from our past results and from those projected in any forward-looking statements due to various uncertainties and risks, including those described in Item 1A of Part II (Risk Factors). The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Quarterly Report.

All dollar amounts expressed as numbers in this MD&A (except per share amounts) are in millions.

Overview

Our primary source of revenues is the licensing of virtualization infrastructure software solutions and related support and services for use by businesses and organizations of all sizes and across numerous industries in their information technology (“IT”) infrastructure. Our solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures. Our virtualization software solutions help eliminate the complexity of maintaining and managing IT infrastructures, reduce both capital and operating costs and provide a more flexible and dynamic IT environment to better support the needs of business. With our latest platform, VMware vSphere, we are helping companies along the path of cloud computing by providing compatible IT infrastructures for both businesses and cloud service providers.

We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In the first quarter of 2010 we derived over 75% of our revenues from our channel partners, which include distributors, resellers, x86 system vendors and system integrators. The remainder is primarily derived from direct sales. We have also developed a network of indirect channel partners who fulfill orders through our direct channel partners.

The majority of our revenues result from contracts that include both perpetual software licenses and ongoing software maintenance contracts. License revenues are recognized when the elements of revenue recognition for the licensed software are complete. Software maintenance revenues are recognized ratably over the term of the software maintenance period and include renewals of software maintenance sold after the initial software maintenance period expires. We also recognize revenues from professional services provided to our customers primarily as services are performed. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance included in the license agreement. Our software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates we charge for such services when sold separately. The revenues allocated to the software license included in multiple element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.

Our current financial focus is on long-term revenue growth to generate free cash flows1 to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization, and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction in 2009 of VMware vSphere, the next generation of VMware Infrastructure, and VMware View 4, which is integrated with VMware vSphere, we have introduced, and plan to continue to introduce, more products that build on the vSphere foundation through 2010 and beyond. Additionally, we have made, and expect to continue to make, acquisitions designed to strengthen our product offerings and/or extend our strategy to deliver solutions that can be hosted at customer data centers or at service providers.

Since mid-2008 and through most of 2009 we observed that customers responded to the economic downturn with reductions in budgets for IT spending. As a result, customers were subjecting larger orders, such as ELAs, to a longer review process and in certain cases were purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. While the overall macroeconomic environment appears to be improving, we believe that we have benefited from previously pent-up demand, and it is unclear whether our recent improved sales results reflect an improving trend or a short-term occurrence. Therefore, we remain conservative in our planning and expect to continue to manage our resources strategically.

Although we are currently the leading provider of virtualization infrastructure software solutions, we face competitive threats to our leadership position from a number of companies, some of which have significantly greater resources than we do, which could result in increased pressure to reduce prices on our offerings. As a result, we believe it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand our industry leadership. We believe that we will be able to continue to meet our product development objectives through continued investment in our Company, supplemented with strategic hires and acquisitions, funded through the operating cash flows generated from the sale of our products and services. We believe this is the appropriate priority for the long-term health and growth of our business.

In evaluating our results, we also focus on operating margin excluding stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, acquisition-related items and the net effect of the amortization and capitalization of software development costs, as we believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment.

Our maintenance-related services revenues are typically recognized ratably over periods from one to five years subsequent to the initial contract, whereas most of our license revenues are generally recognized upon electronic shipment of the software. As a consequence, variability in operating margin can result from differences in when we quote and contract for our services and when the cost is incurred. Our deferred revenue, both current and long-term, represents a liability on our consolidated balance sheets as the requirements of revenue recognition have not yet been met, and it consists of amounts received from customers and amounts billed but not collected for which revenue has not yet been recognized. As of March 31, 2010, over 90% of our deferred revenue balance will be recognized as revenue with the passage of time or with the delivery of professional services. The remainder is tied to product release events. We believe our overall deferred revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.

Historically, most of our revenue contracts with international channel partners were denominated in U.S. Dollars, but a portion of our operating expenses were, and continue to be, denominated in currencies other than the U.S. Dollar. This currency difference between our revenues and operating expenses historically caused variability in our operating margins due to fluctuations in the U.S. Dollar as compared to other currencies. In conjunction with the general release of VMware vSphere in the second quarter of 2009, we started to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. As a result of invoicing in these local currencies in which we also have expenses, variability in operating margin due to foreign currency fluctuations has been reduced. However, increased exposure to foreign currency fluctuations introduces additional risk for variability in revenue-related components of our consolidated financial statements. In order to manage our exposure to foreign currency fluctuations, since July 2009, we have entered into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other expense, net in the consolidated statements of income. The gains and losses on our foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge.

[1]

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities plus the excess tax benefits from stock-based compensation, less capital expenditures and capitalized software development costs. Each adjusting item is separately presented on our consolidated statements of cash flows. See “Liquidity—Non-GAAP Financial Measures” for further information.

Our Relationship with EMC

As of March 31, 2010, EMC owned 28,860,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 80.7% of our total outstanding shares of common stock and 97.5% of the combined voting power of our outstanding common stock.

Pursuant to a reseller arrangement with EMC, which commenced in 2009, EMC bundles our products and services with EMC’s hardware and sells them to end users. In the first quarter of 2010 and 2009, we recognized revenues of $6.6 and $2.1, respectively, from products sold pursuant to our reseller arrangement with EMC. As of March 31, 2010, $20.2 of revenues from products sold under the reseller arrangement were included in deferred revenue.

In the first quarter of 2010 and 2009, we recognized professional services revenues of $9.2 and $4.5, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. As of March 31, 2010, $3.2 of revenues from professional services to EMC customers were included in deferred revenue.

In the first quarter of 2010 and 2009, we recognized revenues of $1.5 and $0.6, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. As of March 31, 2010, $2.8 of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

We purchased storage systems and software, as well as consulting services, from EMC for $4.3 and $5.1 in the first quarter of 2010 and 2009, respectively.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, EMC incurs certain costs on our behalf in the U.S., which historically primarily related to a shared system for travel. In the fourth quarter of 2009 we implemented our own travel system in the U.S. and are now incurring these costs directly. Costs incurred by EMC on our behalf in the U.S. during the first quarter of 2010 were not material. The total cost of these services provided to us by EMC was $17.6 and $24.5 in the first quarter of 2010 and 2009, respectively.

As calculated under our tax sharing agreement with EMC, we paid $5.1 in the first quarter of 2010 for our portion of EMC’s consolidated federal income taxes. No payments were made by us to EMC during the first quarter of 2009. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In both the first quarter of 2010 and 2009, the difference was not significant.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC. In the first quarter of 2010 and 2009, $0.9 and $2.2, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. Our interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

On February 25, 2010, we entered into a definitive agreement with EMC to acquire certain assets for a total cash price of up to $200. The transaction closed in April 2010. Under the terms of the agreement, we acquired certain technology and intellectual property of EMC’s Ionix IT management business. The acquired EMC products and expertise will complement our existing development efforts and expand the capabilities of our vCenter product family.

As of March 31, 2010, we had $24.6 due from EMC, which was partially offset by $24.0 due to EMC. The net amount due from EMC as of March 31, 2010 was $0.6 and resulted from the related party transactions described above. The net amount from EMC does not include the note payable to EMC or the Ionix transaction, which are discussed separately above. As of March 31, 2010, we had $3.0 of income taxes receivable due from EMC and $0.7 of income taxes payable due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Operating Expenses

Cost of license revenues

Our cost of license revenues principally consists of amortization of capitalized software development costs and of intangibles, royalty costs in connection with products licensed from third-party providers and the cost of fulfillment of our software. The cost of fulfillment of our software includes product packaging, personnel costs and related overhead associated with the physical and electronic delivery of our software products.

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

Sales and marketing expenses

Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and certain marketing initiatives, including our semi-annual VMworld conference. Sales commissions are generally earned and expensed when a firm order is received from the customer.

General and administrative expenses

Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, facilities, human resources, IT infrastructure and legal departments.

Revenues

Our revenues for the first quarter of 2010 and 2009 are as follows:

	For the Three Months Ended March 31,
	2010	2009
Revenues:
License	$312.2	$257.0
Services:
Software maintenance	267.2	175.7
Professional services	54.1	37.6

Total services	321.3	213.3

	$633.5	$470.3

Percentage of revenues:
License	49.3%	54.6%
Services:
Software maintenance	42.2	37.4
Professional services	8.5	8.0

Total services	50.7	45.4

	100.0%	100.0%

Revenues:
United States	$317.2	$244.1
International	316.3	226.2

	$633.5	$470.3

Percentage of revenues:
United States	50.1%	51.9%
International	49.9	48.1

	100.0%	100.0%

Total revenues increased by $163.2 or 35%, to $633.5 in the first quarter of 2010, compared with $470.3 in the first quarter of 2009. The revenue mix in the first quarter of 2010 reflected an increase of $55.2 in license revenues and an increase of $108.0 in services revenues as compared with the first quarter of 2009. The shift in our revenue mix year-over-year is primarily due to increases in services revenues which continued to benefit from strong maintenance renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with software licenses. In addition, services revenues increased year-over-year in the first quarter of 2010 as a result of customers becoming current on their maintenance agreements in order to receive vSphere as part of those arrangements. As we focused on recovering back maintenance beginning in 2009, we anticipate revenue from back maintenance to decline through 2010 as customers become current. International revenues as a percentage of total revenues continued to increase primarily due to our expansion of sales operations outside of the United States, as well as growing international demand for virtualization technologies.

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

Historically, most of our revenue contracts with international customers were denominated in U.S. Dollars. In conjunction with the general release of VMware vSphere in the second quarter of 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. While variability in operating margin due to foreign exchange fluctuations is reduced as a result of invoicing in these local currencies in which we also have expenses, additional risk of variability in revenues due to foreign currency fluctuations is introduced when these locally denominated revenues are remeasured into U.S. Dollars.

The macroeconomic environment continues to generate some uncertainty around how much will be spent on IT over the foreseeable future. We believe that our customers continue to adopt our product platform as a strategic investment that delivers substantial cost savings, improved efficiency and flexibility for their business. Although we have experienced an increase in customer spending beginning in the fourth quarter of 2009 and extending into the first quarter of 2010, we believe the increase was primarily in response to fiscal year-end spending trends and product promotions, as well as the benefit of previously pent-up demand. In the face of continuing uncertainty, we are planning conservatively for the remainder of 2010 and assuming the economic recovery will be gradual and possibly irregular.

License Revenues

Software license revenues increased by $55.2 or 21%, to $312.2 in the first quarter of 2010, compared with $257.0 in the first quarter of 2009. We believe license revenues benefited from improvements in the overall macroeconomic environment and from previously pent-up demand. Additionally, our license revenues benefited from the effect of our international expansion, as international revenues increased as a percentage of revenue year-over-year. Despite indications of slight increases in budgets for IT spending and the generally quick return-on-investment of virtualization, we believe the challenges that our customers face due to the economic environment could have an effect on their purchases through the remainder of 2010. This is in part because organizations typically update their IT infrastructure when adopting virtualization, and the hardware investment is a capital outlay that is several times larger than that of our software.

We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly and through certain channel partners. ELAs are core to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application and infrastructure management suite, our disaster recovery products, and our desktop products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately, but the remainder is deferred and recognized as services maintenance revenues in future periods. In addition, ELAs typically include an initial maintenance period that is longer than other types of license sales.

Despite closing our largest ELA since the first quarter of 2009, we continued to observe an overall decrease in the average dollar value of our ELAs in the first quarter of 2010 as compared with the first quarter of 2009, in part because we closed two of the largest ELAs in our history in the first quarter of 2009. Overall, the decrease in size of our ELAs was primarily due to a continued customer shift from large ELAs to small and medium-sized ELAs, and we believe this trend continues to correlate mainly to the global economic environment.

Services Revenues

Services revenues increased $108.0 or 51%, to $321.3 in the first quarter of 2010, compared with $213.3 in the first quarter of 2009. The year-over-year increase in services revenues was primarily attributable to growth in our software maintenance revenues. We expect that services revenues will continue to compose an incrementally larger proportion of our revenue mix for the foreseeable future.

Software maintenance revenues increased $91.5 or 52%, to $267.2 in the first quarter of 2010, compared with $175.7 in the first quarter of 2009. In the first quarter of 2010, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses. In addition, the growth in services revenues year-over-year increased as a result of customers becoming current on their maintenance agreements in order to receive vSphere as part of those arrangements.

Professional services revenues increased $16.5 or 44%, to $54.1 in the first quarter of 2010, compared with $37.6 in the first quarter of 2009. In the first quarter of 2010, revenues increased due to growing demand for training and consulting services. Although we continue to serve our customers directly, since the end of 2008 our strategy has been to encourage our partners to build their professional services businesses around us, which we believe will leverage our license sales through this channel. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.

Operating Expenses

Information about our operating expenses is as follows:

	For the Three Months Ended March 31,
	2010	2009
Operating expenses:
Cost of license revenues	$40.1	$20.4
Cost of services revenues	68.5	54.6
Research and development	138.1	105.4
Sales and marketing	216.8	154.1
General and administrative	67.8	48.9

Total operating expenses	$531.3	$383.4

Operating income	$102.2	$86.9

Percentage of revenues:
Cost of license revenues	6.3%	4.3%
Cost of services revenues	10.8	11.6
Research and development	21.8	22.4
Sales and marketing	34.2	32.8
General and administrative	10.8	10.4

Total operating expenses	83.9%	81.5%

Operating margin	16.1%	18.5%

Operating margins decreased from 18.5% in the first quarter of 2009 to 16.1% in the first quarter of 2010, primarily related to increases in salaries and benefits, net capitalized software development costs, commissions and stock-based compensation. In evaluating our results, we focus on operating margin excluding stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, acquisition-related items and the net effect of the amortization and capitalization of software development costs as we believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. These items are shown in the table below.

	For the Three Months Ended March 31,
	2010	2009
Cost of license revenues
Stock-based compensation	$0.4	$0.3
Intangible amortization	3.1	2.8
Capitalized software development costs amortization	23.7	10.7

Cost of services revenues
Stock-based compensation	4.2	3.5
Employer payroll tax on employee stock transactions	0.1	—
Intangible amortization	0.3	—

Research and development
Stock-based compensation not capitalized	34.7	23.9
Employer payroll tax on employee stock transactions	1.0	0.2
Intangible amortization	0.5	—
Total capitalized software development costs	(26.0)	(36.4)
Stock-based compensation included in total capitalized software development costs above	4.2	6.4

Sales and marketing
Stock-based compensation	16.0	13.8
Employer payroll tax on employee stock transactions	0.3	—
Intangible amortization	0.4	0.4

General and administrative
Stock-based compensation	8.4	8.3
Employer payroll tax on employee stock transactions	0.2	—
Intangible amortization	—	0.1
Acquisition-related costs and other	1.2	—

Stock-Based Compensation Expense

	For the Three Months Ended March 31,
	2010	2009
Stock-based compensation, excluding amounts capitalized	$63.7	$49.9
Stock-based compensation capitalized	4.2	6.4

Stock-based compensation, including amounts capitalized	$67.9	$56.3

Stock-based compensation expense increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to equity awards issued in connection with the acquisition of SpringSource in the third quarter of 2009 and refresh awards made to our existing employees in the second quarter of 2009.

Stock-based compensation is recorded to each operating expense category based upon the function of the employee to whom the stock-based compensation relates. Historically, stock-based compensation by operating expense category has fluctuated based upon the value and number of awards granted to employees in each respective function. The R&D function has historically had the greatest amount of stock-based compensation given the size of our R&D organization and the strategic role that its employees serve within the Company. In addition, our acquisitions have primarily been technology focused, and many of the equity awards related to employees acquired were in our R&D organization. Conversely, the compensation for the sales organization is more heavily weighted toward cash compensation, primarily in the form of commissions and therefore has disproportionally lower stock-based compensation expense.

In the first quarter of 2010, the total unamortized fair value of our outstanding equity-based awards and EMC equity-based awards held by our employees was approximately $502.9. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $196.5, $180.9, $88.8, $35.4 and $1.3 for the remainder of 2010, 2011, 2012, 2013 and 2014, respectively.

In future quarters, our total stock-based compensation expense is expected to increase as a result of additional equity grants we expect to make. Stock-based compensation expense is subject to the amount of stock-based compensation that may be capitalized for the development of new software products and the amount of awards that are forfeited.

Capitalized Software Development Costs, Net

Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the products’ technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility of a product is established and our amounts capitalized as software development costs may not be comparable to our peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release.

In the first quarter of 2010, we capitalized $26.0 (including $4.2 of stock-based compensation) of costs incurred for the development of software products, compared with $36.4 (including $6.4 of stock-based compensation) in the first quarter of 2009. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income. The decrease in capitalized software development costs in the first quarter of 2010 as compared with the first quarter of 2009 was primarily the result of lower costs capitalized on products that build on the VMware vSphere foundation in the first quarter of 2010, as compared with the more significant costs capitalized for VMware vSphere in the first quarter of 2009. VMware vSphere had reached technological feasibility and costs were capitalized for this product during the first quarter of 2009.

In the first quarter of 2010, amortization expense from capitalized amounts was $23.7, compared with $10.7 in the first quarter of 2009. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. We amortized more costs during the first quarter of 2010 compared with 2009 primarily due to the general release of VMware vSphere in the second quarter of 2009.

Intangible Amortization & Other

Intangible amortization and the other remaining expenses shown in the table above were $7.2 in the first quarter of 2010, as compared with $3.6 in the first quarter of 2009. The increase was primarily due to increases in employer payroll taxes on employee stock transactions mainly related to the increase in the market value of our stock and the number of awards exercised, sold or vested, as well as the effect of acquisition-related items. In the first quarter of 2009, we did not have adjustments for acquisition-related items.

Operating Expenses

Aside from the effects of, and changes relating to, stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, acquisition-related items and the net effect of the amortization and capitalization of software development costs, the following discussion highlights the remaining factors that impacted our operating expenses and corresponds to the factors that our management focuses upon in evaluating our operating margin.

After taking into consideration the items in the table and discussed above, the year-over-year increase in operating expenses was $109.4 or 31% in the first quarter of 2010. The increase was primarily due to higher salaries and benefits expenses from incremental headcount, including from acquisitions, and contractors added to support the business, as well as a result of higher commission, royalty and other expenses from increased sales volumes.

A portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Operating expenses were negatively impacted by $12.0 in the first quarter of 2010 due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the prior year period.

Cost of License Revenues

The year-over-year increase in cost of license revenues was $6.3 or 95% in the first quarter of 2010, primarily due to additional royalty costs in connection with products licensed from third-party providers.

Cost of Services Revenues

The year-over-year increase in cost of services revenues was $12.9 or 25% in the first quarter of 2010, primarily due to an increase in incremental costs associated with the increased services revenues, as well as incremental headcount, including those from acquisitions.

Research and Development Expenses

The year-over-year increase in R&D expenses was $12.6 or 11% in the first quarter of 2010, primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring and acquisitions.

Sales and Marketing Expenses

The year-over-year increase in sales and marketing expenses was $60.2 or 43% in the first quarter of 2010, primarily due to commission expense on higher sales volumes and increased salaries and benefits expenses resulting from incremental headcount added to support the sales and marketing function. Also contributing to the change was increased spending on sales and marketing systems infrastructure and marketing programs, as well as the negative impact from the movement of the U.S. Dollar.

General and Administrative Expenses

The year-over-year increase in general and administrative expenses was $17.4 or 43% in the first quarter of 2010, primarily due to increased other general expenditures, increased salaries and benefits expenses and increased contractor expenses to support the growth of the business.

Investment Income

Investment income was $0.7 in the first quarter of 2010 and $3.1 in the first quarter of 2009. Investment income consists of interest earned on cash and cash equivalent balances. Investment income decreased in the first quarter of 2010 compared with the first quarter of 2009 primarily due to a decrease in the average rate of interest earned. The decrease in the average rate of interest earned primarily relates to a decrease in interest rates.

Interest Expense with EMC, Net

Interest expense with EMC, net, was $0.9 in the first quarter of 2010 and $2.7 in the first quarter of 2009. In the first quarter of 2010 and 2009, interest expense with EMC, net, consisted primarily of $0.9 and $2.2, respectively, of interest expense incurred on the note issued to EMC in April 2007. The decrease in interest expense in the first quarter of 2010 as compared with the first quarter of 2009 was due to lower interest rates on the note. For the first quarter of 2010 and 2009, the interest rate on the note payable was 0.80% and 1.99%, respectively. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter.

Other Expense, Net

Other expense, net was $4.3 and $1.8 in the first quarter of 2010 and 2009, respectively. Other expense, net increased in the first quarter of 2010 compared with the first quarter of 2009 primarily due to losses on foreign currency denominated transactions, partially offset by gains on our foreign currency forward contracts.

Income Tax Provision

Although we file a federal consolidated tax return with EMC, we calculate our income tax provision on a stand-alone basis. Our effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to differential tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

Our effective income tax rate was 19.7% for the first quarter of 2010 as compared with 18.2% for the first quarter of 2009. The increase in the effective rate for the first quarter of 2010, compared to the first quarter of 2009, was mainly attributable to a decrease in tax benefits from credits, primarily due to the expiration of the U.S. Federal R&D tax credit, as well as an increase in withholdings taxes. These increases were offset in part by a forecasted shift of earnings from the U.S. to lower tax foreign jurisdictions and a decrease in unrecognized tax benefits from uncertain tax positions as a percentage of income before tax.

Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto.

Our effective tax rate for the remainder of 2010 may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax.

Liquidity and Capital Resources

	March 31,
	2010	2009
Cash and cash equivalents	$2,756.5	$2,031.5

Our operating activities in the first quarter of 2010 and 2009, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the first quarter of 2010 and 2009 were as follows:

	For the Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$355.0	$259.2
Net cash used in investing activities	(176.4)	(66.5)
Net cash provided by (used in) financing activities	91.4	(2.0)

Net increase in cash and cash equivalents	$270.0	$190.7

In evaluating our liquidity internally, we focus on long-term, sustainable growth in free cash flows and in non-GAAP cash flows from operating activities (“non-GAAP operating cash flows”). We define non-GAAP operating cash flows as net cash provided by operating activities less capitalized software development costs plus the excess tax benefits from stock-based compensation. We define free cash flows, also a non-GAAP financial measure, as non-GAAP operating cash flows less capital expenditures. See “Liquidity—Non-GAAP Financial Measures” for additional information.

Our non-GAAP operating cash flows and free cash flows for the three months and trailing twelve months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,		For the Trailing Twelve Months Ended March 31,
	2010	2009	2010	2009
Net cash provided by operating activities	$355.0	$259.2	$1,081.3	$926.2
Capitalized software development costs	(21.9)	(29.9)	(60.5)	(116.7)
Excess tax benefits from stock-based compensation	23.9	0.2	49.9	63.3

Non-GAAP operating cash flows	357.0	229.5	1,070.7	872.8
Capital expenditures	(31.1)	(35.8)	(98.7)	(178.4)

Free cash flows	$325.9	$193.7	$972.0	$694.4

Free cash flows increased by $277.6 or 40%, to $972.0 for the trailing twelve months ended March 31, 2010, compared with $694.4 for the trailing twelve months ended March 31, 2009. The increase in free cash flows for the trailing twelve months ended March 31, 2010 as compared with the comparable prior-year period was primarily due to increased sales and related cash collections. In addition, we had fewer capital expenditures as construction had been completed on our headquarter facilities and our data center.

Historically, we have invested excess cash predominantly in money market securities that are liquid and of high quality investment grade. The fair value for money market securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any one issuer and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of March 31, 2010, we held a diversified portfolio of money market funds, which invest in municipal bonds and notes, government agency debt, time deposits, corporate bonds and commercial paper.

As of March 31, 2010, $2,677.4 or 97% of our cash and cash equivalents balance was invested in money market securities. Of our money market portfolio, 61% were held domestically and 39% were held internationally. In addition to investments in money market securities, we also use excess cash to support our growing infrastructure needs, to expand our operations and as consideration for acquisitions and strategic investments.

We expect to continue to generate positive cash flow from operations during the remainder of 2010 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements including strategic acquisitions and capital expenditures for at least the next twelve months.

Cash Flows from Operating Activities

Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in assets and liabilities. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, excess tax benefits from stock-based compensation and other adjustments.

The first quarter of 2010 benefited from our collection efforts on accounts receivable balances from our seasonally strong fourth quarter and strong sales volumes in the period. In the first quarter of 2009, cash flows from operating activities were also positively impacted by collections of accounts receivable and an increase in deferred revenue. In both periods, these cash inflows were partially offset by cash used for salaries and benefits, as well as payments to our vendors. The increase in operating cash flows in the first quarter of 2010 as compared with the first quarter of 2009 is primarily due to the increase in sales in both the fourth quarter of 2009 and the first quarter of 2010. These increases in sales led to greater collections in the first quarter of 2010.

Cash Flows from Investing Activities

Cash used in investing activities is primarily attributable to business acquisitions, capital expenditures, capitalized software development costs and the purchase of investments.

We invested $106.6 for acquisitions in the first quarter of 2010, compared with no acquisitions in the first quarter of 2009. The investment in the first quarter of 2010 relates to our acquisition of two businesses, including Zimbra. Acquisitions are an important element in our industry and we expect to continue to consider investing in strategic acquisitions in the future.

Our capital expenditures totaled $31.1 and $35.8 in the first quarter of 2010 and 2009, respectively. In the first quarter of 2010, our capital expenditures primarily related to increased spending for network equipment and software development to enhance the systems infrastructure of our business and to support increased headcount. In the first quarter of 2009, our capital expenditures primarily related to construction on a data center and related equipment, as well as for software development.

Our capitalized software development costs, excluding stock-based compensation expense, totaled $21.9 and $29.9 in the first quarter of 2010 and 2009, respectively. The decrease in capitalized software development costs in the first quarter of 2010 as compared with the first quarter of 2009 was primarily the result of lower costs capitalized on products that build on the VMware vSphere foundation in the first quarter of 2010, as compared with the more significant costs capitalized for VMware vSphere in the first quarter of 2009.

Cash Flows from Financing Activities

In the first quarter of 2010 and 2009, we received proceeds of $109.8 and $4.5, respectively, from the issuance of our common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”). In 2009, the timing of purchases under our ESPP was amended, and as a result the most recent ESPP purchase of shares occurred in the first quarter of 2010 with proceeds of $22.8, while the comparative purchase year-over-year occurred in the fourth quarter of 2008.

These cash inflows were partially offset by cash outflows of $31.3 in the first quarter of 2010 to repurchase our shares as part of our stock repurchase program. In March 2010, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 of our Class A common stock through the end of 2011. Stock will be purchased pursuant to this program, from time to time, in the open market or through private transactions, subject to market conditions. In the first quarter of 2010, we repurchased and retired 582,300 shares of our Class A common stock at a weighted-average price of $53.84 per share for an aggregate purchase price of $31.3.

There were cash outflows of $10.9 and $6.8 in the first quarter of 2010 and 2009, respectively, to repurchase our shares to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock. Additionally, the excess tax benefit from stock-based compensation was $23.9 and $0.2 in the first quarter of 2010 and 2009, respectively, and was shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year change in the excess tax benefit from stock-based compensation was primarily due to the increase in the market value of our stock and the number of awards exercised, sold or vested.

Future cash proceeds from issuances of common stock and the excess tax benefit from stock-based compensation and future cash outflows to repurchase our shares as part of our stock repurchase program or to cover tax withholding obligations will depend upon, and could fluctuate significantly from period-to-period based on the market value of our stock, the number of awards exercised, sold or vested, the tax benefit realized and the tax-affected compensation recognized.

To date, inflation has not had a material impact on our financial results.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of certain non-GAAP financial information. Our measures of non-GAAP operating cash flows and free cash flows each meet the definition of a non-GAAP financial measure. We define non-GAAP operating cash flows as net cash provided by operating activities less capitalized software development costs plus the excess tax benefits from stock-based compensation. We define free cash flows as non-GAAP operating cash flows less capital expenditures. Management uses non-GAAP operating cash flows as another measure of cash flows from operations because this measure offers a perspective of our operating cash flows that aligns with how management internally views our overall and individual functional group operating results. When viewing operating results for evaluating our past performance and for planning purposes, management excludes certain items, including the effect of capitalizing and amortizing software development costs and items related to stock-based compensation, which are also excluded in the non-GAAP operating cash flows measure. Management uses free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. In addition to quarterly free cash flows, management also focuses on trailing twelve month free cash flows, as free cash flows can be volatile in the short-term.

We believe that our measures of non-GAAP operating cash flows and free cash flows provide useful information to investors and others, as they allow for meaningful period-to-period comparisons of our operating cash flows for analysis of trends in our business. Additionally, we believe that information regarding non-GAAP operating cash flows and free cash flows provides investors and others with an important perspective on cash that we may choose to make available for strategic acquisitions and investments, the repurchase of shares, ongoing operations and other capital expenditures.

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

A limitation of non-GAAP operating cash flows and free cash flows is that they do not have a uniform definition. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our measures of non-GAAP operating cash flows and free cash flows should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Management encourages investors and others to review our financial information in its entirety and not to rely on any single financial measure. See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “Net cash provided by operating activities,” for the first quarter and trailing twelve months of 2010 and 2009.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the first quarter of 2010.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth within Item 7 of our 2009 Annual Report on Form 10-K may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note B to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.

International revenues as a percentage of total revenues were 50% in the first quarter of 2010 and 48% in the first quarter of 2009. Historically, our revenue contracts were primarily denominated in U.S. Dollars. With the general release of VMware vSphere in May 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. The majority of our purchase contracts are denominated in U.S. Dollars. However, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British Pound, the Indian Rupee and the Australian Dollar. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.

Operating expenses were negatively impacted by $12.0 million in the first quarter of 2010 due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the prior year period.

To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, such as foreign currency forward contracts. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a contractual term of one month. As of March 31, 2010, we had outstanding forward contracts with a total notional value of $114.2 million. The fair value of these forward contracts was immaterial as of March 31, 2010. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts of $11.4 million as of March 31, 2010. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, all foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not enter into speculative foreign exchange contracts for trading purposes. See Note D to the consolidated financial statements for further information.

Interest Rate Risk

As of March 31, 2010, $450.0 million was outstanding on the consolidated balance sheet in relation to the note payable with EMC. The interest rate on the note payable as of March 31, 2010 and 2009 was 0.80% and 1.99%, respectively. In the first quarter of 2010 and 2009, $0.9 million and $2.2 million, respectively, of interest expense was recorded related to the note payable.

Our exposure to market risk for changes in interest rates relates primarily to the variable interest obligation on the $450.0 million outstanding on the consolidated balance sheet in relation to the note payable to EMC. The note may be repaid, without penalty, at any time. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the March 31, 2010 rate and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. The risk factors below include any material changes to, and supersede, the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Risks Related to Our Business

The virtualization products and services we sell are now increasingly targeted at emerging applications and therefore the potential market for our products remains uncertain.

The virtualization products and services we develop and sell are based on a technology platform with established applications in virtualizing on-premises data centers and emerging applications for desktop interface and as a platform for cloud computing. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions for on-premises data centers as well as for desktop interface and cloud computing. Although the use of virtualization technologies on servers and in on-premises data centers has gained acceptance on computer servers for enterprise-level applications, the extent of adoption of virtualization for desktop interface, and as a platform for cloud computing remains uncertain. As the markets for our products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods. In addition, to the extent that rates of adoption of virtualization infrastructure solutions occur more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft provides products that compete with some of our offerings, has released virtual infrastructure and virtual management products, and recently added higher-end features to those products. Microsoft has also announced a cloud-based computing initiative. Microsoft’s offerings are positioned to compete with our virtual infrastructure and other virtualization product offerings. We also face competition from other companies and there have been a number of announcements of new product initiatives, alliances and consolidation efforts by our competitors. For example, Citrix Systems continues to enhance its virtual desktop offering and has recently strengthened its relationship with Microsoft via joint desktop promotions, marketing, and technology support. During 2009, Oracle completed its acquisition of Virtual Iron and in early 2010 completed its acquisition of Sun Microsystems which has its own hypervisor-based virtualization technology. Additionally, Microsoft recently released the second version of its hypervisor-based server virtualization product and IBM, Google and Amazon have announced new cloud computing initiatives. Other companies have also indicated their intention to expand offerings of virtual management solutions.

We believe that the key competitive factors in the virtualization and cloud computing markets include:

•	the level of reliability and new functionality of product offerings;

•	the ability to provide full virtual infrastructure solutions with an evolutionary path to cloud computing;

•	the ability to offer products that support multiple hardware platforms and operating systems;

•	the proven track record of formulating and delivering a roadmap of virtualization capabilities;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	the ability to create and maintain partnering opportunities with hardware and infrastructure software vendors and development of robust indirect sales channels; and

•	the ability to attract and retain virtualization and systems experts as key employees.

Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. For example, small to medium sized businesses and companies in emerging markets which are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has implemented distribution arrangements with x86 system vendors and ISVs related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of our corresponding format. Microsoft has in the past also implemented pricing policies that require customers to pay additional license fees based on certain uses of virtualization technology and other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications and Microsoft offers its own server virtualization software packaged with the 2008 release of its Windows Server product. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings.

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the recovery from the recent economic downturn could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles (for example, ELAs), affecting the size of ELAs that customers will commit to, lowering prices for our products and services, reducing unit sales, decreasing or reversing quarterly growth in our revenues, reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products.

The recent global economic disruption also resulted in general and ongoing tightening in the credit markets, lower levels of liquidity and increases in the rates of default and bankruptcy, while the potential for significant volatility in credit, equity and fixed income markets continues. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or deferred revenue or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize in a particular period.

Additionally, while we plan to continue making strategic investments in our business, many of our competitors have significantly greater financial, technical and other resources than us, and if the economic recovery is not durable, they may be better positioned to sustain investment in competitive technologies.

Industry alliances or consolidation may result in increased competition.

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive virtualization solution than they individually had offered. For example, in 2008, Red Hat acquired Qumranet, a developer of virtual infrastructure solutions, and Citrix and Intel announced a desktop virtualization collaboration. During 2009, Oracle completed its acquisition of Virtual Iron, and Microsoft announced a further expansion of its alliance with Citrix. Additionally, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in early 2010, Oracle completed its acquisition of Sun Microsystems which was both a hardware vendor and had its own virtualization technology, and Microsoft and Hewlett-Packard announced a collaboration based on Microsoft’s cloud computing and virtualization platforms. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product) technology or product functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

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

•	the sale of our products in the time frames we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of upgrades or new products by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	renewal rates for ELAs as their original ELA terms expire;

•	the timing and amount of capitalized software development costs beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

If operating system and hardware vendors do not cooperate with us or we are unable to obtain early access to their new products, or access to certain information about their new products to ensure that our solutions interoperate with those products, our product development efforts may be delayed or foreclosed.

Our products interoperate with Windows, Linux and other operating systems and the hardware devices of numerous manufacturers. Developing products that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the operating systems and hardware. Operating system and hardware vendors may not provide us with early access to their technology and products, assist us in these development efforts or share with or sell to us any application programming interfaces, or APIs, formats, or protocols we may need. If they do not provide us with the necessary early access, assistance or proprietary technology on a timely basis, we may experience product development delays or be unable to expand our products into other areas. To the extent that software or hardware vendors develop products that compete with ours or those of our controlling stockholder, EMC, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products. To the extent that we enter into collaborations or joint development and marketing arrangements with certain hardware and software vendors, vendors who compete with our collaborative partners may similarly choose to limit their cooperation with us. In addition, hardware or operating system vendors may fail to certify or support or continue to certify or support, our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.

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

Our future success is highly dependent upon maintaining and increasing the number of our relationships with distributors, resellers, x86 system vendors and systems integrators. Because we rely on distributors, resellers, x86 system vendors and systems integrators, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements, estimate end user demand and respond to evolving customer needs.

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

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain x86 system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Two of our distributors accounted for 15% and 12% of revenues in the first three months of 2010 and 16% and 15% of our revenues in fiscal year 2009. Our agreements with distributors are typically terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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

One distributor accounted for 15% and 16% of revenues in the first three months of 2010 and fiscal year 2009, respectively. Additionally, another distributor accounted for 12% and 15% of revenues in the first three months of 2010 and fiscal year 2009, respectively. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 44% of our total accounts receivable as of March 31, 2010 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by the recent global economic downturn, or if there is a continuation or worsening of the downturn. Additionally, we provide credit to distributors, resellers, and certain end user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

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

Since the second quarter of 2009, we have invoiced and collected in certain non-U.S. Dollar denominated currencies, thereby conducting a portion of our revenue transactions in currencies other than the U.S. Dollar. Although this program may alleviate credit risk from our distributors during periods when the U.S. Dollar strengthens, it shifts the risk of currency fluctuations to us and may negatively impact our revenues, anticipated cash flows and financial results due to fluctuations in foreign currency exchange rates, particularly the Euro, the British Pound, the Japanese Yen and the Australian Dollar relative to the U.S. Dollar. While variability in operating margin may be reduced due to invoicing in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our consolidated financial statements.

Since July 2009, we have entered into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Although we expect the gains and losses on our foreign currency forward contracts to generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge, our hedging transactions may not yield the results we expect. Additionally, we expect to continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures.

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

A significant portion of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Additionally, open source technology underlies the offerings of SpringSource and Zimbra, businesses we have acquired since 2009. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating, using or distributing the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. Any of these obligations could have an adverse impact on our intellectual property rights and our ability to derive revenue from products incorporating the open source software.

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

The product offerings from our recent acquisitions, SpringSource and Zimbra, rely upon and incorporate open source software technologies that subject us to additional risks and challenges, which could result in increased development expenses, delays or disruptions to the release or distribution of those software solutions, and increased competition.

In September 2009, we completed our acquisition of SpringSource and in February 2010, we completed our acquisition of Zimbra. Each is a software business that broadly uses open source in its software solutions. Software solutions that are substantially or mostly based on open source software subject us to a number of risks and challenges:

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

•

It is possible that a court could hold that the Apache License (with respect to SpringSource) and similar licenses under which our open source products are developed and licensed are not enforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that open source components of our product offerings may not be liberally copied, modified or distributed, may have the effect of preventing us from distributing or developing all or a portion of our products. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may no longer be compatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from continuing to distribute the software code subject to the modified license.

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

Additionally, our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. Similarly, our yearly sales have historically reflected a disproportionate percentage of the year’s sales in the fourth fiscal quarter. These patterns make prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increase the risk of unanticipated variations in financial condition and results of operations. We believe this uneven sales pattern is a result of many factors including the following:

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues, in the first three months of 2010 and in the fiscal year 2009. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

If we are unable to develop new products and services, integrate acquired products and services, enhance and improve our products and support services in a timely manner or position and/or price our products and services to meet market demand, customers may not buy new software licenses from us or renew software license updates and product support. In addition, information technology standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas such as cloud computing.

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

Once our products are integrated within our customers’ hardware and software systems, our customers may depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell our products to existing customers would be adversely affected, and our reputation with potential customers could be harmed. If our customers with ELAs have a poor perception of our support and services offerings, they may choose not to renew their ELAs when they expire. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to maintain high-quality support and services, or to adequately assist our channel partners in providing high-quality support and services, could result in customers choosing to use our competitors’ products instead of ours in the future.

Acquisitions could disrupt our business, cause dilution to our stockholders and harm our business, financial condition and results of operations.

We have in the past and plan in the future to acquire other businesses, products or technologies. For example, since September 2009 we have completed our acquisitions of SpringSource, Zimbra and certain assets from EMC’s Ionix division. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.

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

Revenues from customers outside the United States comprised approximately 50% of our total revenues in the first three months of 2010 and 49% in the fiscal year 2009. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our Class A common stock.

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though our system of internal controls has achieved compliance with Section 404, we need to continue to maintain our processes and systems and adapt them to changes as our business changes and we rearrange management responsibilities and reorganize our business accordingly. We may seek to automate certain processes to improve efficiencies and better ensure ongoing compliance but such automation may itself disrupt existing internal controls and introduce unintended vulnerability to error or fraud. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and as we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we are unable to continue to comply with Section 404, our non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our Class A common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our Class A common stock, which could reduce our stock price.

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

Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations under generally accepted accounting principles, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, financial condition and results of operations. As we continue to grow internationally, increasing amounts of our business will be located in foreign countries that may be more subject to political or social instability that could disrupt operations. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, can curtail the functioning of local offices as well as critical components of our information systems and adversely affect our ability to process orders, respond to customer requests and maintain local and global business continuity. Furthermore, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole and disease pandemics could temporarily sideline a substantial part of our or our customers’ workforce at any particular time. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our revenues would be adversely affected.

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

Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, and local and non-U.S. governmental customers are subject to various procurements regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, we could suffer an adverse affect on our business, operating results or financial condition.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously-filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Risks Related to Our Relationship with EMC

As long as EMC controls us, holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.

As of March 31, 2010, EMC owned 28,860,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 80.7% of the total outstanding shares of common stock or 97.5% of the voting power of outstanding common stock. Additionally, in March 2010, EMC announced that its board of directors had authorized a stock purchase program to allow EMC to make open market purchases of our Class A common stock in order to maintain EMC’s approximately 80% majority ownership at its then-current level over the long term. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.

If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC prior to a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, (a “355 distribution”), those shares will automatically convert into Class A common stock. Additionally, if, prior to a 355 distribution, EMC’s ownership falls below 20% of the outstanding shares of our common stock, all outstanding shares of Class B common stock will automatically convert to Class A common stock. Following a 355 distribution, shares of Class B common stock may convert to Class A common stock if such conversion is approved by VMware stockholders after the 355 distribution. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.

In addition, until such time as EMC or its successor-in-interest beneficially owns shares of our common stock representing less than a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will have the ability to take stockholder action without the vote of any other stockholder and without having to call a stockholder meeting, and holders of our Class A common stock will not be able to affect the outcome of any stockholder vote during this period. As a result, EMC will have the ability to control all matters affecting us, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies;

•	any determinations with respect to mergers, acquisitions and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	certain changes to our certificate of incorporation;

•	changes to the agreements we entered into in connection with our transition to becoming a public company;

•	corporate opportunities that may be suitable for us and EMC;

•	determinations with respect to enforcement of rights we may have against third parties, including with respect to intellectual property rights;

•	the payment of dividends on our common stock; and

•	the number of shares available for issuance under our stock plans for our prospective and existing employees.

Our certificate of incorporation and the master transaction agreement entered into between us and EMC in connection with our initial public offering (“IPO”) also contain provisions that require that as long as EMC beneficially owns at least 20% or more of the outstanding shares of our common stock, the prior affirmative vote or written consent of EMC (or its successor-in-interest) as the holder of the Class B common stock is required (subject in each case to certain exceptions) in order to authorize us to:

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

In the event EMC is acquired or otherwise undergoes a change of control, any acquirer or successor will be entitled to exercise the voting control and contractual rights of EMC, and may do so in a manner that could vary significantly from EMC’s historic practice.

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

The historical financial information covering the periods prior to our IPO in August 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during those historical periods. The historical costs and expenses reflected in our consolidated financial statements prior to 2008 include an allocation for certain corporate functions historically provided by EMC, including tax, accounting, treasury, legal and human resources services. Although we have transitioned most of these corporate functions to VMware personnel, in certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees include a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs have been charged by EMC and are included as expenses in our consolidated statements of income. Our historical financial information is not necessarily indicative of what our financial position, results of operations or cash flows will be in the future if and when we contract at arm’s-length with independent third parties for the services we have received and currently receive from EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.

In order to preserve the ability for EMC to distribute its shares of our Class B common stock on a tax-free basis, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.

Beneficial ownership of at least 80% of the total voting power is required in order for EMC to effect a tax-free spin-off of VMware or certain other tax-free transactions. We have agreed that for so long as EMC or its successor-in-interest continues to own greater than 50% of the voting control of our outstanding common stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude EMC’s or its successor-in-interest’s ability to undertake a tax-free spin-off. Additionally, under our certificate of incorporation and the master transaction agreement we entered into with EMC, we must obtain the consent of EMC or its successor-in-interest, as the holder of our Class B common stock, to issue stock or other VMware securities, excluding pursuant to employee benefit plans (provided that we obtain Class B common stockholder approval of the aggregate annual number of shares to be granted under such plans), which could cause us to forgo capital raising or acquisition opportunities that would otherwise be available to us. As a result, we may be precluded from pursuing certain growth initiatives.

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

Some of our directors own EMC common stock, restricted shares of EMC common stock and/ or equity awards to acquire EMC common stock and hold management positions with EMC, which could cause conflicts of interests that result in our not acting on opportunities we otherwise may have.

Some of our directors own EMC common stock and/or equity awards to purchase EMC common stock. In addition, some of our directors are executive officers and/or directors of EMC, and EMC, as the sole holder of our Class B common stock, is entitled to elect 7 of our 8 directors. Ownership of EMC common stock, restricted shares of EMC common stock and equity awards to purchase EMC common stock by our directors and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. There can be no assurance that the provisions in our certificate of incorporation or the master transaction agreement will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC. As a result, we may be precluded from pursuing certain growth initiatives.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2009 and March 31, 2010, the closing trading price of our Class A common stock was very volatile, ranging between $19.89 and $54.49 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

Substantial amounts of Class A common stock are held by our employees, EMC and Cisco, and all of the shares of our Class B common stock, which may be converted to Class A common stock upon request of the holder, are held by EMC. Shares of Class A common stock held by EMC (including shares of Class A common stock that might be issued upon the conversion of Class B common stock) are eligible for sale subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Exchange Act of 1933, which allows the holder to sell up to the greater of 1% of our outstanding Class A common stock or our four-week average weekly trading volume during any three-month period and following the expiration of their contractual restrictions. Additionally, EMC possesses registration rights with respect to the shares of our common stock that it holds. If EMC chooses to exercise such rights, its sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our Class A common stock may decline.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of equity securities during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)(4)
January 1 – January 31, 2010	3,039	$45.41	—	$—
February 1 – February 28, 2010	—	—	—	—
March 1 – March 31, 2010	2,442,973	53.56	582,300	368,651,734

	2,446,012	53.55	582,300	$368,651,734

(1)	Includes 3,712 shares repurchased and retired to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

(2)	Includes 1,860,000 shares purchased by EMC. In the first quarter of 2010, EMC announced a stock purchase program of VMware’s Class A Common Stock to maintain an approximately 80% majority ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(3)	On March 2, 2010, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of our Class A common stock through the end of 2011 (the "VMware Repurchase Program"). Stock will be purchased pursuant to this program, from time to time, in the open market or through private transactions, subject to market conditions. In the three months ended March 31, 2010, we repurchased and retired 582,300 shares of our Class A common stock at a weighted-average price of $53.84 per share for an aggregate purchase price of $31.3 million. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable corporate securities laws, repurchases under the stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under the stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(4)	Represents the amount remaining in the VMware Repurchase Program as of March 31, 2010 and does not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	2010 Executive Bonus Plan

10.2	2007 Employee Stock Purchase Plan, as amended and restated on February 24, 2010

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: May 5, 2010	By:	/s/ ROBYNNE D. SISCO
Robynne D. Sisco Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.1	2010 Executive Bonus Plan

10.2	2007 Employee Stock Purchase Plan, as amended and restated on February 24, 2010

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.