Form 10-Q
period 2010-06-30
VMWARE, INC.
filed 2010-08-05
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 411,814,050, of which 111,814,050 shares were Class A common stock and 300,000,000 were Class B common stock.

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

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$74,538	$32,535	$152,959	$102,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,556	44,927	112,344	86,310
Stock-based compensation, excluding amounts capitalized	67,836	51,456	131,533	101,271
Excess tax benefits from stock-based compensation	(64,583)	(4,243)	(88,501)	(4,473)
Other	4,442	141	5,859	634
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(77,543)	6,530	107,688	80,691
Other assets	(23,406)	(9,313)	(24,251)	896
Due to/from EMC, net	(23,474)	5,973	2,302	(9,411)
Accounts payable	9,207	(8,925)	6,560	(28,382)
Accrued expenses	78,098	26,316	26,896	13,888
Income taxes receivable from EMC	2,508	87,899	2,508	87,899
Income taxes payable	16,759	733	31,124	21,110
Deferred income taxes, net	(126)	(7,755)	(4,347)	(14,599)
Deferred revenue	93,311	17,046	108,401	64,255

Net cash provided by operating activities	216,123	243,320	571,075	502,559

Cash flows from investing activities:
Additions to property and equipment	(28,996)	(29,843)	(60,108)	(65,668)
Capitalized software development costs	(19,310)	(14,745)	(41,171)	(44,680)
Purchases of available-for-sale securities	(660,051)	—	(660,051)	—
Purchase of strategic investments	—	(25,000)	—	(25,745)
Business acquisitions, net of cash acquired	(60,600)	—	(167,150)	—
Transfer of net assets under common control	(175,000)	—	(175,000)	—
Decrease in restricted cash	17,054	549	206	549

Net cash used in investing activities	(926,903)	(69,039)	(1,103,274)	(135,544)

Cash flows from financing activities:
Proceeds from issuance of common stock	106,132	77,103	215,907	81,606
Repurchase of common stock	(113,152)	—	(144,500)	—
Excess tax benefits from stock-based compensation	64,583	4,243	88,501	4,473
Shares repurchased for tax withholdings on vesting of restricted stock	(34,677)	(11,449)	(45,583)	(18,246)

Net cash provided by financing activities	22,886	69,897	114,325	67,833

Net increase (decrease) in cash and cash equivalents	(687,894)	244,178	(417,874)	434,848
Cash and cash equivalents at beginning of the period	2,756,481	2,031,482	2,486,461	1,840,812

Cash and cash equivalents at end of the period	$2,068,587	$2,275,660	$2,068,587	$2,275,660

Non-cash items:
Changes in capital additions, accrued but not paid	$3,902	$(6,520)	$1,835	$(16,477)

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
License	$323,665	$227,962	$635,842	$484,965
Services	350,239	227,713	671,595	441,020

	673,904	455,675	1,307,437	925,985
Operating expenses (1):
Cost of license revenues	40,269	27,853	80,390	48,212
Cost of services revenues	77,883	53,293	146,412	107,937
Research and development	161,756	121,380	299,868	226,781
Sales and marketing	231,662	167,421	448,491	321,565
General and administrative	61,153	47,729	128,909	96,588

Operating income	101,181	37,999	203,367	124,902
Investment income	995	2,496	1,680	5,558
Interest expense with EMC, net	(957)	(1,999)	(1,858)	(4,673)
Other income (expense), net	(4,275)	375	(8,606)	(1,449)

Income before income taxes	96,944	38,871	194,583	124,338
Income tax provision	22,406	6,336	41,624	21,868

Net income	$74,538	$32,535	$152,959	$102,470

Net income per weighted-average share, basic for Class A and Class B	$0.18	$0.08	$0.38	$0.26

Net income per weighted-average share, diluted for Class A and Class B	$0.18	$0.08	$0.37	$0.26

Weighted-average shares, basic for Class A and Class B	407,931	391,841	405,089	390,855
Weighted-average shares, diluted for Class A and Class B	422,333	395,826	418,476	393,178

(1) Includes stock-based compensation as follows:
Cost of license revenues	$390	$313	$775	$643
Cost of services revenues	4,057	3,463	8,214	6,938
Research and development	39,445	26,433	74,168	50,337
Sales and marketing	15,452	13,311	31,499	27,145
General and administrative	8,492	7,936	16,877	16,208

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,068,587	$2,486,461
Short-term investments	711,234	27,360
Accounts receivable, net	429,884	534,196
Due from EMC, net	22,874	26,402
Deferred tax asset, current portion	86,379	63,360
Other current assets	104,113	44,701

Total current assets	3,423,071	3,182,480
Property and equipment, net	413,483	402,356
Capitalized software development costs, net and other	169,590	169,293
Deferred tax asset, net of current portion	102,822	102,529
Intangible assets, net	177,322	94,557
Goodwill	1,510,873	1,115,769

Total assets	$5,797,161	$5,066,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,663	$50,566
Accrued expenses and other	373,359	334,523
Deferred revenue, current portion	1,011,067	908,953

Total current liabilities	1,444,089	1,294,042
Note payable to EMC	450,000	450,000
Deferred revenue, net of current portion	461,763	416,345
Deferred tax liability	23,789	60,300
Other liabilities	111,882	103,346

Total liabilities	2,491,523	2,324,033
Commitments and contingencies (see Note K)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 110,266 and 102,785 shares	1,103	1,028
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	2,946,462	2,339,079
Accumulated other comprehensive income	7,004	4,563
Retained earnings	348,069	395,281

Total stockholders’ equity	3,305,638	2,742,951

Total liabilities and stockholders’ equity	$5,797,161	$5,066,984

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

Unaudited Interim Financial Information

These accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s consolidated cash flows, results of operations and financial condition for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2010. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2009 Annual Report on Form 10-K.

VMware historically has received, and continues to receive, certain administrative services from EMC Corporation (“EMC”), and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as rent, salaries and benefits, plus a mark-up intended to approximate third-party costs, are included in VMware’s consolidated financial statements. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, given that these intercompany transactions did not arise from transactions negotiated at arm’s-length with an unrelated third party, the financial statements included herein may not necessarily reflect the cash flows, results of operations and financial condition had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s cash flows, results of operations and financial condition will be in the future if and when VMware contracts at arm’s-length with unrelated third parties for services the Company has received and currently receives from EMC.

Prior period financial statements have been reclassified to conform to current period presentation.

Approximately $5 million of expenses, which were recorded during the third quarter of 2009, should have been recorded during the second quarter of 2009. As a result, operating expenses for the second quarter of 2009 were understated and operating expenses for the third quarter of 2009 were overstated by approximately $5 million. Prior period amounts are shown as previously reported and do not reflect these differences. The Company performed an evaluation and concluded that this amount is not material to either period, and that there is no impact to the year ended December 31, 2009.

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

VMware licenses most of its software under perpetual licenses through its channel of distributors, resellers, x86 system vendors, systems integrators and through its direct sales force. VMware also licenses certain software products on a subscription basis. Revenues relating to products that have shipped into its channel are deferred until the products are sold through the channel. VMware obtains sell-through information from distributors and certain resellers on a monthly basis. For VMware’s channel partners who do not report sell-through data, VMware determines sell-through information based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For software sold by x86 system vendors that is bundled with their hardware, unless the Company has a separate license agreement with the end user, revenue is recognized in arrears upon the receipt of binding royalty reports.

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

With the exception of one of VMware’s desktop products, VMware’s return policy does not allow end users to return products for a refund. Certain distributors and resellers may rotate stock when new versions of a product are released. VMware estimates future product returns at the time of sale based on historical return rates, levels of inventory held by distributors and resellers, and other relevant factors. Returns have not been material to date and have been in line with VMware’s expectations.

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

Services revenues

Services revenues consist of software maintenance and professional services. VMware recognizes software maintenance revenues ratably over the contract period, which typically ranges from one to five years. Professional services include design, implementation, and training. Professional services are not considered essential to the functionality of VMware’s products as these services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements performed for a fixed fee, for which VMware is able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours and direct expenses incurred. Professional services engagements that are on a time and materials basis are recognized based upon hours incurred. Revenues on all other professional services engagements are recognized upon completion.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Multiple element arrangements

VMware software products are typically sold with software maintenance services. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance included in the license agreement. VMware software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates VMware charges for such services when sold separately. VMware perpetual software products may be sold with products licensed on a subscription basis. VSOE of fair value for subscription license products is established by the rates charged in stand-alone sales of subscription license products. The revenues allocated to the software license included in multiple element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.

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

Cash and Cash Equivalents and Short-Term Investments

VMware invests a portion of its excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, U.S. and foreign corporate debt securities, and money market funds. VMware classifies all highly liquid investments with maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with maturities of greater than three months from date of purchase as short-term investments. VMware classifies its investments as available-for-sale. VMware may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions and strategic investments, and consequently, VMware may or may not hold securities with stated maturities greater than twelve months until maturity. As a result, VMware classifies its investments, which include securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets.

VMware carries its fixed income investments, as well as its equity investments in public companies that have readily determinable fair values, at fair value and reports unrealized gains and losses on these investments, net of estimated tax provisions or benefits, in accumulated other comprehensive income, a component of stockholders’ equity. Unrealized losses which are determined to be other than temporary, as well as realized gains and losses are recorded to VMware’s consolidated statements of income. Realized gains and losses on fixed income securities are determined using the first-in first-out (“FIFO”) method. Equity investments, for which VMware has the ability to exercise significant influence over the investee, are accounted for using the equity method of accounting. Under the equity method, VMware’s investment is initially recorded at cost and subsequently adjusted through other income (expense), net on a go forward basis to recognize VMware’s share of the investee’s income (loss) after the acquisition date.

In addition, VMware has restrictions on certain cash amounts pursuant to the terms of various agreements. VMware includes this restricted cash in other current assets in the accompanying consolidated balance sheets. The amount of restricted cash was not material in any period presented.

Allowance for Doubtful Accounts

VMware maintains an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. The allowance is based upon the creditworthiness of VMware’s customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts was $3.3 million and $2.5 million as of June 30, 2010 and December 31, 2009, respectively.

Research and Development and Capitalized Software Development Costs

Costs related to research and development (“R&D”) are generally charged to expense as incurred. Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established. Changes in judgment as to when technological feasibility is established,

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

or changes in VMware’s business, including go-to-market strategy, would likely materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability declines in the future, the amount of costs capitalized would likely decrease with a corresponding increase in R&D expense. In addition, VMware’s R&D expenses and amounts capitalized as software development costs may not be comparable to VMware’s peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over periods ranging from 18 to 24 months, which represent the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of revenues generated.

Unamortized software development costs were $130.8 million and $129.4 million as of June 30, 2010 and December 31, 2009, respectively.

In the three months ended June 30, 2010 and 2009, VMware capitalized $20.3 million (including $2.7 million of stock-based compensation) and $18.4 million (including $3.6 million of stock-based compensation), respectively, of costs incurred for the development of software products. In the six months ended June 30, 2010 and 2009, VMware capitalized $46.4 million (including $6.9 million of stock-based compensation) and $54.8 million (including $10.1 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $21.2 million and $17.6 million for the three months ended June 30, 2010 and 2009, respectively. Amortization expense from capitalized amounts was $44.9 million and $28.3 million for the six months ended June 30, 2010 and 2009, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.

Intangible Assets and Goodwill

Intangible assets, other than goodwill, are amortized over their estimated useful lives which range up to 13 years, during which the assets are expected to contribute directly or indirectly to future cash flows. In the three months ended June 30, 2010 and 2009, VMware amortized $8.3 million and $3.3 million, respectively, for intangible assets. The amortization expense for the six months ended June 30, 2010 and 2009 was $12.7 million and $6.6 million, respectively.

VMware reviews intangible assets for impairment in the fourth quarter of each year or more frequently if events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Goodwill is initially carried at its historical cost. VMware tests goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

To date, there have been no impairments of goodwill or other intangible assets.

Business Acquisitions

For business acquisitions, VMware recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred, the fair value of any non-controlling interest, and the fair value of previously held equity interest over the net amounts of the identifiable assets acquired and the liabilities assumed at the acquisition date.

VMware uses significant estimates and assumptions, including fair value estimates, to determine the fair value of assets acquired and liabilities assumed and when applicable, the related useful lives of the acquired assets, as of the business combination date. When those estimates are provisional, VMware refines them as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which VMware may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of income.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Costs to effect an acquisition are recorded in general and administrative expenses on the consolidated statements of income as the expenses are incurred.

Concentrations of Risks

Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash on deposit with banks exceeds the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash, cash equivalents and short-term investments primarily in money market funds and fixed income securities and limits the amount of investment with any single issuer and any financial institution. VMware holds a diversified portfolio of money market funds and fixed income securities, which primarily consist of various government and agency securities, corporate notes and bonds, commercial paper, and municipal notes and bonds. VMware’s fixed income investment portfolio is denominated in U.S. dollars and consists of securities with various maturities.

VMware monitors the counterparty risk to ensure adequate diversification amongst the financial institutions holding the funds. VMware also monitors counterparty risk to financial institutions with which VMware enters into derivatives to ensure that these financial institutions are of high credit quality.

C. Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities, as calculated using the treasury stock method, outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, other unvested restricted stock, and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of June 30, 2010, VMware had 109.6 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share (table in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$74,538	$32,535	$152,959	$102,470

Weighted-average shares, basic for Class A and Class B	407,931	391,841	405,089	390,855
Effect of dilutive securities	14,402	3,985	13,387	2,323

Weighted-average shares, diluted for Class A and Class B	422,333	395,826	418,476	393,178

Net income per weighted-average share, basic for Class A and Class B	$0.18	$0.08	$0.38	$0.26
Net income per weighted-average share, diluted for Class A and Class B	$0.18	$0.08	$0.37	$0.26

For the three months ended June 30, 2010 and 2009, stock options to purchase 1.8 million and 16.7 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, stock options to purchase 4.2 million and 27.3 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

For the three months ended June 30, 2010 and 2009, 0.3 million and 5.5 million shares of restricted stock, respectively, were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, 0.2 million and 7.0 million shares of restricted stock, respectively, were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

D. Investments

During the three months ended June 30, 2010, VMware began investing in fixed income securities. Investments as of June 30, 2010 consist of the following (table in thousands):

	June 30, 2010
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. government and agency obligations	$200,065	$208	$(24)	$200,249
U.S. and foreign corporate debt securities	182,048	117	(147)	182,018
Foreign governments and agency obligations	10,873	11	(2)	10,882
Municipal obligations	286,943	85	(183)	286,845

Total fixed income securities	679,929	421	(356)	679,994
Equity securities	20,000	11,240	—	31,240

Total investments	$699,929	$11,661	$(356)	$711,234

No gains or losses on investments were realized in the three and six months ended June 30, 2010.

Unrealized losses on investments as of June 30, 2010 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$42,502	$(24)	$—	$—	$42,502	$(24)
U.S. and foreign corporate debt securities	82,844	(147)	—	—	82,844	(147)
Foreign governments and agency obligations	5,797	(2)	—	—	5,797	(2)
Municipal obligations	137,188	(183)	—	—	137,188	(183)

Total investments	$268,331	$(356)	$—	$—	$268,331	$(356)

Investment Losses

VMware evaluated its investments in fixed income securities and publicly traded equity securities as of June 30, 2010 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.

Contractual Maturities

The contractual maturities of investments held at June 30, 2010 consist of the following (table in thousands):

	June 30, 2010
	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$348,957	$348,903
Due after 1 year through 5 years	251,671	251,790
Due after 5 years	79,301	79,301

Total	$679,929	$679,994

E. Fair Value Measurements and Derivative Instruments

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

VMware’s Level 1 classification of the fair value hierarchy includes money market funds, available-for-sale equity securities and certain available-for-sale fixed income securities because these securities are valued using quoted prices in active markets for identical assets. VMware’s Level 2 classification includes the remainder of the available-for-sale fixed income securities because these securities are priced using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data.

The following table sets forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheet, that are required to be measured at fair value as of June 30, 2010 (table in thousands):

	Level 1	Level 2	Total
Money-market funds	$1,832,356	$—	$1,832,356
U.S. government and agency obligations	56,145	183,193	239,338
U.S. and foreign corporate debt securities	—	282,953	282,953
Foreign governments and agency obligations	—	14,183	14,183
Municipal obligations	—	300,405	300,405
Equity securities	31,240	—	31,240

Total cash equivalents and investments	$1,919,741	$780,734	$2,700,475

VMware’s valuation inputs for foreign currency forward contracts are based on quoted prices and quoted pricing intervals from public data sources. These contracts are typically classified within Level 2 of the fair value hierarchy and are discussed below in the derivative instruments section. VMware does not have any assets or liabilities that fall into Level 3 of the fair value hierarchy.

Derivative Instruments

In conjunction with the general release of VMware vSphere in May 2009, VMware started to invoice and collect in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in their respective regions. In order to manage its exposure to foreign currency fluctuations, since July 2009, VMware has entered into foreign currency forward contracts to hedge a portion of its net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net in the consolidated statements of income. The gains and losses on our foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that VMware hedges. VMware does not enter into speculative foreign exchange contracts for trading purposes.

VMware’s foreign currency forward contracts are traded monthly with a contractual term of one month. As of June 30, 2010, VMware had outstanding forward contracts with a total notional value of $142.8 million. The fair value of these forward contracts was immaterial as of June 30, 2010 and therefore excluded from the table above. The fair value was measured under Level 2 sources as discussed above.

F. Business Acquisitions and Goodwill

Business Acquisitions

The results of operations of all acquired companies and transferred net assets mentioned below have been included in VMware’s consolidated financial statements from the respective dates of purchase or transfer, as applicable. Pro forma results of operations have not been presented as the results of the acquired companies and transferred net assets were not material, individually or in aggregate, to the consolidated results of operations in the three and six months ended June 30, 2010.

Transfer of Net Assets Under Common Control in the Three Months Ended June 30, 2010

In the three months ended June 30, 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix information technology (“IT”) management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. Additionally, contingent obligations totaling up to $25.0 million may be payable to EMC by the end of the second anniversary of the transfer. These obligations are subject to EMC’s revenue achievements as described in the asset purchase agreement. The acquired software product technology and expertise will complement VMware’s existing development efforts and expand its vCenter product family.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The net assets and expertise acquired from EMC constituted a business and were accounted for as a business combination between entities under common control pursuant to generally accepted accounting principles. Accordingly, VMware included the carrying values of the transferred assets and liabilities as of the date of transfer in its consolidated financial statements, as well as recorded the excess of the carrying values over the cash consideration as an equity transaction. Contingent consideration, if any, paid by VMware to EMC will be recorded as an equity transaction when due. VMware did not revise its historical consolidated financial statements as the historical impact of the acquired net assets was not material.

The following table summarizes the net carrying values of the assets and liabilities transferred to VMware and the capital contribution from EMC (table in thousands):

Property and equipment	$3,046
Other assets	1,873
Deferred tax asset	48,618
Intangible assets	37,029
Goodwill	275,260

Total assets acquired	365,826
Deferred revenue	(18,363)
Deferred tax liabilities	(2,082)
Other liabilities	(2,210)
Capital contribution from EMC	(168,171)

Total liabilities assumed and capital received	(190,826)

Identifiable assets acquired and liabilities assumed, and capital received	$175,000

The following table summarizes the net carrying value of the intangible assets transferred from EMC pursuant to the Ionix transaction (table in thousands):

	Weighted- Average Useful Lives (in years)	Net Carrying Value
Purchased technology	4.3	$19,423
Customer relationships and customer lists	9.6	15,133
Trademarks and tradenames	5.0	2,473

Total intangible assets, net, excluding goodwill		$37,029

Business Acquisitions in the Three Months Ended June 30, 2010

In the three months ended June 30, 2010, VMware acquired two companies, Rabbit Technologies, Ltd. and GemStone Systems, Inc. The aggregate cash consideration paid in these acquisitions was $60.6 million, net of cash acquired. The following table summarizes the allocation of the consideration paid to the fair value of the assets acquired and liabilities assumed (table in thousands):

Other current assets	$253
Intangible assets	21,500
Goodwill	45,757
Deferred tax assets	6,105

Total assets acquired	73,615
Deferred revenue	(3,076)
Deferred tax liability	(7,942)
Accrued liabilities and other	(1,997)

Total liabilities assumed	(13,015)

Fair value of identifiable assets acquired and liabilities assumed	$60,600

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Business Acquisitions in the Three Months Ended March 31, 2010

In the first three months of 2010, VMware acquired two businesses, Zimbra and RTO Software, Inc. The aggregate consideration paid in these acquisitions was cash of $106.6 million. The following table summarizes the allocation of the consideration paid to the fair value of the assets acquired and liabilities assumed (table in thousands):

Intangible assets	$36,900
Goodwill	74,087
Deferred tax assets	7,342
Other net assets	5,913

Total assets acquired	124,242
Deferred revenue	(17,692)

Fair value of identifiable assets acquired and liabilities assumed	$106,550

Intangible Assets

The following table summarizes the fair value of the intangible assets acquired in conjunction with all acquisitions in the six months ended June 30, 2010 and excludes the intangible assets transferred from EMC (table in thousands):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	4.8	$24,900
Customer relationships and customer lists	7.3	25,500
Trademarks and tradenames	4.4	8,000

Total intangible assets, net, excluding goodwill		$58,400

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2010 consist of the following (table in thousands):

Balance, January 1, 2010	$1,115,769
Increase in goodwill related to business combinations	395,104

Balance, June 30, 2010	$1,510,873

G. Property and Equipment, Net

Property and equipment, net, as of June 30, 2010 and December 31, 2009 consist of the following (table in thousands):

	June 30, 2010	December 31, 2009
Equipment and software	$384,232	$327,148
Buildings and improvements	265,564	256,758
Furniture and fixtures	50,664	48,075
Construction in progress	1,155	5,892

Total property and equipment	701,615	637,873
Accumulated depreciation	(288,132)	(235,517)

Total property and equipment, net	$413,483	$402,356

Depreciation expense was $28.2 million and $24.0 million in the three months ended June 30, 2010 and 2009, respectively, and $53.7 million and $51.4 million in the six months ended June 30, 2010 and 2009, respectively.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

H. Accrued Expenses

Accrued expenses as of June 30, 2010 and December 31, 2009 consist of the following (table in thousands):

	June 30, 2010	December 31, 2009
Salaries, commissions, bonuses and benefits	$206,268	$174,207
Accrued partner liabilities	78,314	77,264
Other	88,777	83,052

Total accrued expenses	$373,359	$334,523

Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, x86 system vendors, and system integrators, as well as accrued royalties.

I. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, of which $450.0 million remained outstanding as of June 30, 2010. The note matures in April 2012, with interest payable quarterly in arrears commencing June 30, 2007. The interest rate resets quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points. For the three months ended June 30, 2010 and 2009, $1.0 million and $2.0 million, respectively, of interest expense was recorded related to the note payable. For the six months ended June 30, 2010 and 2009, $1.9 million and $4.2 million, respectively, of interest expense was recorded related to the note payable. The note may be repaid, without penalty, at any time commencing July 2007. No repayments of principal were made during the three and six months ended June 30, 2010, respectively.

J. Income Taxes

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

VMware’s effective income tax rate was 23.1% and 16.3%, respectively, for the three months ended June 30, 2010 and 2009. The effective income tax rate was 21.4% and 17.6%, respectively, for the six months ended June 30, 2010 and 2009. The increase in the effective rate for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was mainly attributable to the expiration of the U.S. Federal R&D tax credit, an increase in foreign withholding taxes and an increase in other non-deductible expenses. These increases were partially offset by a decrease in unrecognized tax benefits from uncertain tax positions as a percentage of income before tax, as well as by discrete tax benefits related to foreign exchange rates and employee stock purchase plan disqualifying dispositions. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware’s foreign operations and no provision for U.S. taxes has been provided with respect thereto.

As of June 30, 2010, VMware had $83.4 million of gross unrecognized tax benefits and $80.4 million of net unrecognized tax benefits. The gross unrecognized tax benefits do not take into account $8.1 million of offsetting tax benefits, as these are not recognized on the consolidated balance sheets. VMware’s net unrecognized tax benefits of $80.4 million include $70.0 million that, if recognized, would benefit VMware’s effective income tax rate; the remaining $10.4 million could be a reduction to goodwill if recognized within the measurement period in accordance with generally accepted accounting principles. Any portion of the $10.4 million recognized outside the measurement period will be a reduction to tax expense. VMware cannot reasonably estimate the amounts that would be recorded to goodwill or to the consolidated statements of income. It is reasonably possible that VMware may pay an immaterial amount of the $80.4 million of net unrecognized tax benefits within the next 12 months. However, based on the status of audit examinations and the protocol of finalizing audits, it is not possible to accurately estimate the amount to be paid within the next 12 months. The net unrecognized tax benefits of $80.4 million were classified as a non-current liability on the consolidated balance sheet as of June 30, 2010.

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $2.1 million in interest and penalties for the six months ended June 30, 2010 and as of June 30, 2010, had $6.0 million of interest associated with the net unrecognized tax benefits accrued on the consolidated balance sheet. These amounts are not included as components of the $80.4 million of net unrecognized tax benefits at June 30, 2010.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

K. Commitments and Contingencies

Litigation

VMware is named from time to time as a party to lawsuits in the normal course of its business. In such cases it is VMware’s policy to defend against such claims, or if considered appropriate, negotiate a settlement on commercially reasonable terms. However, no assurance can be given that VMware will be able to negotiate settlements on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the consolidated cash flows, results of operations, and financial position, or consolidated financial statements taken as a whole.

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at June 30, 2010 are as follows (table in thousands):

2010	$17,737
2011	35,040
2012	26,313
2013	20,663
2014	17,062
Thereafter	288,265

Total minimum lease payments	$405,080

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

L. Stockholders’ Equity

Stock Repurchase Program

In March 2010, VMware’s Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of its Class A common stock through the end of 2011. Stock will be purchased pursuant to this program, from time to time, in the open market or through private transactions, subject to market conditions. In the three months ended June 30, 2010, VMware repurchased and retired 1,822,158 shares of its Class A common stock at a weighted-average price of $62.10 per share for an aggregate purchase price of $113.2 million, including commissions. In the six months ended June 30, 2010, VMware repurchased and retired 2,404,458 shares of its Class A common stock at a weighted-average price of $60.10 per share for an aggregate purchase price of $144.5 million, including commissions. The amount of repurchased shares was recorded as a reduction to retained earnings. VMware is not obligated to purchase any shares under its stock repurchase program. Subject to applicable corporate and securities laws, repurchases under the stock repurchase program may be made at such times and in such amounts as VMware deems appropriate. Purchases under the stock repurchase program can be discontinued at any time that VMware feels additional purchases are not warranted.

VMware Employee Stock Purchase Plan

In the six months ended June 30, 2010, 933,975 shares of Class A common stock were purchased under the Employee Stock Purchase Plan (the “ESPP”) at a purchase price per share of $24.45. The total cash proceeds from the purchase of these shares under the ESPP were $22.8 million. There were no purchases under the ESPP in the three months ended June 30, 2010.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

VMware Stock Options

The following table summarizes option activity since January 1, 2010 for VMware stock options (shares in thousands):

	VMware Stock Options
	Number of shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2010	41,507	$28.34
Granted	2,576	52.13
Forfeited	(1,434)	29.38
Expired	(118)	78.02
Exercised	(8,167)	23.64

Outstanding, June 30, 2010	34,364	31.03

Cash proceeds from the exercise of VMware stock options for the six months ended June 30, 2010 were $193.1 million. The options exercised during the six months ended June 30, 2010 had a pre-tax intrinsic value of $271.0 million. As of June 30, 2010, 34.4 million stock options were outstanding, with an aggregate intrinsic value of $1,115.5 million based upon the closing share price as of June 30, 2010.

VMware Restricted Stock

The following table summarizes restricted stock activity since January 1, 2010 for VMware restricted stock (shares in thousands):

	VMware Restricted Stock
	Number of shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2010	9,211	$33.21
Granted	1,465	54.28
Vested	(2,060)	30.16
Forfeited	(407)	34.42

Outstanding, June 30, 2010	8,209	37.68

The total fair value of VMware restricted stock that vested in the six months ended June 30, 2010 was $124.8 million. As of June 30, 2010, 8.2 million shares of VMware restricted stock were outstanding, with an aggregate intrinsic value of $513.8 million based on the closing share price as of June 30, 2010. These shares are scheduled to vest through 2014.

Shares Repurchased for Tax Withholdings

During the three months ended June 30, 2010 and 2009, VMware repurchased and retired 527,468 shares and 353,707 shares of Class A common stock for $34.7 million and $11.4 million, respectively, to cover tax withholding obligations. During the six months ended June 30, 2010 and 2009, VMware repurchased and retired 752,909 shares and 676,478 shares of Class A common stock for $45.6 million and $18.2 million, respectively. Pursuant to the respective agreements, these shares were repurchased in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The amount of repurchased shares, including restricted stock units, was recorded as a reduction to retained earnings.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated statements of income for the three and six months ended June 30, 2010 and 2009 (table in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Cost of license revenues	$390	$313	$775	$643
Cost of services revenues	4,057	3,463	8,214	6,938
Research and development	39,445	26,433	74,168	50,337
Sales and marketing	15,452	13,311	31,499	27,145
General and administrative	8,492	7,936	16,877	16,208

Total stock-based compensation expense	$67,836	$51,456	$131,533	$101,271

For the three months ended June 30, 2010 and 2009, VMware capitalized $2.7 million and $3.6 million, respectively, of stock-based compensation expense associated with capitalized software development. For the six months ended June 30, 2010 and 2009, VMware capitalized $6.9 million and $10.1 million, respectively, of stock-based compensation expense associated with capitalized software development.

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the three and six months ended June 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
VMware Stock Options	2010	2009	2010	2009
Dividend yield	None	None	None	None
Expected volatility	37.7%	36.0%	38.2%	36.6%
Risk-free interest rate	1.6%	2.2%	1.6%	2.0%
Expected term (in years)	3.5	3.9	3.5	3.9
Weighted-average fair value at grant date	$18.53	$9.48	$15.68	$9.00

	For the Six Months Ended June 30,
VMware Employee Stock Purchase Plan	2010	2009
Dividend yield	None	None
Expected volatility	31.9%	59.3%
Risk-free interest rate	0.2%	0.3%
Expected term (in years)	0.5	0.5
Weighted-average fair value at grant date	$10.94	$7.49

For all equity awards granted in the three and six months ended June 30, 2010 and 2009, VMware’s expected dividend yield input was zero as VMware has not historically paid, and does not expect in the future to pay, cash dividends on its common stock. VMware’s expected volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based upon an analysis of the expected terms of similar grants of comparable publicly-traded companies. The risk-free interest rate was based on a zero-coupon U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

M. Comprehensive Income

The following table sets forth the components of comprehensive income for the three and six months ended June 30, 2010 and 2009, respectively (table in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$74,538	$32,535	$152,959	$102,470
Comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $1,246, $1,185, $1,504 and $1,185	2,019	1,934	2,441	1,934

Total comprehensive income, net of taxes	$76,557	$34,469	$155,400	$104,404

N. Related Party Transactions

In the three months ended June 30, 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix information technology management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. See Note F for further information.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end users. In the three months ended June 30, 2010 and 2009, VMware recognized revenues of $10.4 million and $0.5 million, respectively, from products sold pursuant to VMware’s reseller arrangement with EMC. In the six months ended June 30, 2010 and 2009, VMware recognized revenues of $17.0 million and $2.6 million, respectively, from products sold pursuant to VMware’s reseller arrangement with EMC. As of June 30, 2010, $31.7 million of revenues from products sold under the reseller arrangement were included in deferred revenue.

In the three months ended June 30, 2010 and 2009, VMware recognized professional services revenues of $12.9 million and $5.6 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. In the six months ended June 30, 2010 and 2009, VMware recognized professional services revenues of $22.0 million and $10.1 million, respectively, from such contractual arrangements with EMC. As of June 30, 2010, $2.2 million of revenues from professional services to EMC customers were included in deferred revenue.

In the three months ended June 30, 2010 and 2009, VMware recognized revenues of $0.8 million and $0.7 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. In the six months ended June 30, 2010 and 2009, VMware recognized $2.2 million and $1.3 million, respectively, from such contractual arrangements with EMC. As of June 30, 2010, $5.2 million of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

VMware purchased storage systems and software, as well as consulting services, from EMC for $2.1 million in both the three months ended June 30, 2010 and 2009, respectively, and for $6.4 million and $7.2 million in the six months ended June 30, 2010 and 2009, respectively.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware’s personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, EMC incurs certain costs on VMware’s behalf in the U.S., which historically primarily related to a shared system for travel. In the fourth quarter of 2009, VMware implemented its own travel system in the U.S. and is now incurring these costs directly. The total cost of these services provided to VMware by EMC was $14.2 million and $28.6 million in the three months ended June 30, 2010 and 2009, respectively, and $31.8 million and $53.1 million in the six months ended June 30, 2010 and 2009, respectively.

As calculated under VMware’s tax sharing agreement with EMC, VMware paid EMC $5.1 million in the six months ended June 30, 2010 for its portion of EMC’s 2009 consolidated federal income taxes. No payments were made by VMware to EMC during the three months ended June 30, 2010. During the three and six months ended June 30, 2009, VMware paid $2.5 million for its

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

portion of EMC’s 2007 consolidated state income taxes. Under the same tax sharing agreement, EMC paid VMware $2.5 million during the three and six months ended June 30, 2010 for a refund of an overpayment related to the consolidated federal and state income taxes for the fiscal year ended December 31, 2008. EMC paid VMware $87.9 million during the three and six months ended June 30, 2009 for the VMware stand-alone federal taxable loss for the fiscal year ended December 31, 2008 and for a refund of an overpayment related to VMware’s portion of EMC’s 2007 federal consolidated tax return. The amounts that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis, and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not significant.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC. In the three months ended June 30, 2010 and 2009, $1.0 million and $2.0 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. In the six months ended June 30, 2010 and 2009, $1.9 million and $4.2 million, respectively, of interest expense was recorded related to the note payable. VMware’s interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

As of June 30, 2010, VMware had $43.0 million due from EMC, which was partially offset by $20.1 million due to EMC. The net amount due from EMC as of June 30, 2010 was $22.9 million and resulted from the related party transactions described above. In addition to the $22.9 million due from EMC, as of June 30, 2010, VMware had $57.5 million of income taxes receivable due from EMC, which is included in other current assets, and $6.2 million of income taxes payable due to EMC, which is included in accrued expenses and other, on VMware’s consolidated balance sheets. A large portion of the income tax receivable is related to 2010 federal income taxes and is expected to be received from EMC after the 2010 consolidated federal tax return extension is filed. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

O. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. VMware operates in one operating segment, therefore all required financial segment information can be found in the consolidated financial statements.

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
United States	$333,717	$233,655	$650,915	$477,734
International	340,187	222,020	656,522	448,251

Total	$673,904	$455,675	$1,307,437	$925,985

Long-lived assets, which primarily include property and equipment, net in the United States at June 30, 2010 and December 31, 2009 were as follows (table in thousands):

	June 30, 2010	December 31, 2009
United States	$301,863	$297,232
International	45,485	42,758

Total	$347,348	$339,990

No country other than the United States accounted for 10% or more of these assets at June 30, 2010 or December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In the second quarter and first half of 2010 we derived over 75% of our revenues from our channel partners, which include distributors, resellers, x86 system vendors and system integrators. The remainder is primarily derived from direct sales. We have also developed a network of indirect channel partners who fulfill orders through our direct channel partners.

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

Our current financial focus is on long-term revenue growth to generate free cash flows1 to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization, and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction in 2009 of VMware vSphere, the next generation of VMware Infrastructure, and VMware View 4, which is integrated with VMware vSphere, we have introduced more products, including the introduction of the latest version of the VMware vSphere platform in the third quarter of 2010, that build on the vSphere foundation. We plan to continue to introduce additional products through 2010 and beyond. Additionally, we have made, and expect to continue to make, acquisitions designed to strengthen our product offerings and/or extend our strategy to deliver solutions that can be hosted at customer data centers or at service providers.

From mid-2008 and through most of 2009, we observed that customers responded to the economic downturn with reductions in budgets for IT spending. As a result, customers were subjecting larger orders, such as ELAs, to a longer review process and in certain cases were purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. While the overall macroeconomic environment appears to be improving, we believe that we have benefited from previously pent-up demand, and it is unclear whether our recent improved sales results reflect a long-term improving trend. We are planning for the future assuming the economic recovery will be gradual and may include additional downturns or uncertainty. Therefore, we remain conservative in our planning and expect to continue to manage our resources prudently, while making key investments with the objective of maximizing long-term growth.

Although we believe we are currently the leading provider of virtualization infrastructure software solutions, we face competitive threats to our leadership position from a number of companies, some of which have significantly greater resources than we do, which could result in increased pressure to reduce prices on our offerings. As a result, we believe it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand our industry leadership. We believe that we will be able to continue to meet our product development objectives through continued investment in our company, supplemented with strategic hires and acquisitions, funded through the operating cash flows generated from the sale of our products and services. We believe this is the appropriate priority for the long-term health and growth of our business.

[1]

Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities plus the excess tax benefits from stock-based compensation, less capital expenditures and capitalized software development costs. Each adjusting item is separately presented on our consolidated statements of cash flows. See “Liquidity and Capital Resources—Non-GAAP Financial Measures” for further information from the sale of our products and services. We believe this is the appropriate priority for the long-term health and growth of our business.

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

Our maintenance-related services revenues are typically recognized ratably over periods from one to five years subsequent to the initial contract, whereas most of our license revenues are generally recognized upon electronic shipment of the software. As a consequence, variability in operating margin can result from differences in when we quote and contract for our services and when the cost is incurred. Variability in operating margin can also result when we recognize our foreign denominated deferred maintenance revenues in future periods. Due to a U.S. Dollar functional currency, deferred revenue remains at its historical rate when recognized into revenue while our operating expenses in future periods are based upon the foreign exchange rates at that time. Our deferred revenue, both current and long-term, represents a liability on our consolidated balance sheets as the requirements of revenue recognition have not yet been met, and it consists of amounts received from customers and amounts billed but not collected for which revenue has not yet been recognized. As of June 30, 2010, over 90% of our deferred revenue balance will be recognized as revenue with the passage of time or with the delivery of professional services. The remainder is tied to product release events. We believe our overall deferred revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.

Historically, most of our revenue contracts with international channel partners were denominated in U.S. Dollars, but a portion of our operating expenses were, and continue to be, denominated in currencies other than the U.S. Dollar. This currency difference between our revenues and operating expenses historically caused variability in our operating margins due to fluctuations in the U.S. Dollar as compared to other currencies. In conjunction with the general release of VMware vSphere in the second quarter of 2009, we started to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. As a result of invoicing in these local currencies in which we also have expenses, variability in operating margin due to foreign currency fluctuations has been reduced. However, increased exposure to foreign currency fluctuations introduces additional risk for variability in revenue-related components of our consolidated financial statements. In order to manage our exposure to foreign currency fluctuations, since July 2009, we have entered into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net in the consolidated statements of income. The gains and losses on our foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge.

Our Relationship with EMC

As of June 30, 2010, EMC owned 30,473,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 80.6% of our total outstanding shares of common stock and 97.4% of the combined voting power of our outstanding common stock.

In the second quarter of 2010, we acquired certain software product technology and expertise from EMC’s Ionix information technology management business for cash consideration of $175.0. EMC retained the Ionix brand and will continue to offer customers the products acquired by us, pursuant to the ongoing reseller agreement we have with EMC. The net assets and expertise acquired from EMC constituted a business and were accounted for as a business combination between entities under common control pursuant to generally accepted accounting principles.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles our products and services with EMC’s hardware and sells them to end users. In the second quarter of 2010 and 2009, we recognized revenues of $10.4 and $0.5, respectively, from products sold pursuant to our reseller arrangement with EMC. In the first half of 2010 and 2009, we recognized revenues of $17.0 and $2.6, respectively, from products sold pursuant to our reseller arrangement with EMC. As of June 30, 2010, $31.7 of revenues from products sold under the reseller arrangement were included in deferred revenue.

In the second quarter of 2010 and 2009, we recognized professional services revenues of $12.9 and $5.6, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. In the first half of 2010 and 2009, we recognized professional services revenues of $22.0 and $10.1, respectively, from such contractual arrangements with EMC. As of June 30, 2010, $2.2 of revenues from professional services to EMC customers were included in deferred revenue.

In the second quarter of 2010 and 2009, we recognized revenues of $0.8 and $0.7, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. In the first half of 2010 and 2009, we recognized $2.2 and $1.3, respectively, from such contractual arrangements with EMC. As of June 30, 2010, $5.2 of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

We purchased storage systems and software, as well as consulting services, from EMC for $2.1 in both the second quarter of 2010 and 2009, respectively, and $6.4 and $7.2 in the first half of 2010 and 2009, respectively.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, EMC incurs certain costs on our behalf in the U.S., which historically primarily related to a shared system for travel. In the fourth quarter of 2009, we implemented our own travel system in the U.S. and are now incurring these costs directly. The total cost of these services provided to us by EMC was $14.2 and $28.6 in the second quarter of 2010 and 2009, respectively, and $31.8 and $53.1 in the first half of 2010 and 2009, respectively.

As calculated under our tax sharing agreement with EMC, we paid EMC $5.1 in the first half of 2010 for our portion of EMC’s 2009 consolidated federal income taxes. No payments were made by us to EMC during the second quarter of 2010. During the second quarter and first half of 2009, we paid $2.5 for our portion of EMC’s 2007 consolidated state income taxes. Under the same tax sharing agreement, EMC paid us $2.5 during the second quarter and first half of 2010 for a refund of an overpayment related to the consolidated federal and state income taxes for the fiscal year ended December 31, 2008. EMC paid us $87.9 during the second quarter and first half of 2009 for our stand-alone federal taxable loss for the fiscal year ended December 31, 2008 and for a refund of an overpayment related to our portion of EMC’s 2007 federal consolidated tax return. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis, and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not significant.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC. In the second quarter of 2010 and 2009, $1.0 and $2.0, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. In the first half of 2010 and 2009, $1.9 and $4.2, respectively, of interest expense was recorded related to the note payable. Our interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

As of June 30, 2010, we had $43.0 due from EMC, which was partially offset by $20.1 due to EMC. The net amount due from EMC as of June 30, 2010 was $22.9 and resulted from the related party transactions described above. In addition to the $22.9 due from EMC, as of June 30, 2010, we had $57.5 of income taxes receivable due from EMC, which is included in other current assets, and $6.2 of income taxes payable due to EMC, which is included in accrued expenses and other, on our consolidated balance sheets. A large portion of the income tax receivable is related to 2010 federal income taxes and is expected to be received from EMC after the 2010 consolidated federal tax return extension is filed. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Sources of Revenues

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis and are generally priced based upon the number of physical desktop computers or server processors on which our software runs. Certain products are licensed on a subscription basis. Effective September 1, 2010, our management solutions will be priced on per-virtual-machine pricing. The new model aligns licensing costs to the number of virtual machines being managed, rather than to the physical hardware.

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

Results of Operations

Revenues

Our revenues for the second quarter and first half of 2010 and 2009 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
License	$323.7	$228.0	$635.8	$485.0
Services:
Software maintenance	290.4	189.0	557.7	364.7
Professional services	59.8	38.7	113.9	76.3

Total services	350.2	227.7	671.6	441.0

	$673.9	$455.7	$1,307.4	$926.0

Percentage of revenues:
License	48.0%	50.0%	48.6%	52.4%
Services:
Software maintenance	43.1	41.5	42.7	39.4
Professional services	8.9	8.5	8.7	8.2

Total services	52.0	50.0	51.4	47.6

	100.0%	100.0%	100.0%	100.0%

Revenues:
United States	$333.7	$233.7	$650.9	$477.7
International	340.2	222.0	656.5	448.3

	$673.9	$455.7	$1,307.4	$926.0

Percentage of revenues:
United States	49.5%	51.3%	49.8%	51.6%
International	50.5	48.7	50.2	48.4

	100.0%	100.0%	100.0%	100.0%

Total revenues increased by $218.2 or 48%, to $673.9 in the second quarter of 2010, compared with $455.7 in the second quarter of 2009. The revenue mix in the second quarter of 2010 reflected an increase of $95.7 in license revenues and an increase of $122.5 in services revenues as compared with the second quarter of 2009. Total revenues increased by $381.5, or 41%, to $1,307.4 in the first half of 2010, compared with $926.0 in the first half of 2009. The shift in our revenue mix year-over-year is primarily due to increases in services revenues which continued to benefit from strong maintenance renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with software licenses. In addition, services revenues increased year-over-year in the second quarter and first half of 2010 as a result of customers becoming current on their maintenance agreements. International revenues as a percentage of total revenues increased primarily due to strong demand across our international regions. In Europe, despite the growing macro-economic concerns, demand remained strong. However, we are cautious about the macroeconomic environment as we look at the second half of 2010.

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

Historically, most of our revenue contracts with international customers were denominated in U.S. Dollars. In conjunction with the general release of VMware vSphere in the second quarter of 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. While variability in operating margin due to foreign exchange fluctuations is reduced as a result of invoicing in these local currencies in which we also have expenses, additional risk of variability in revenues due to foreign currency fluctuations is introduced when these locally denominated revenues are remeasured into U.S. Dollars. In the second quarter of 2010, the U.S. Dollar strengthened significantly against the foreign currencies in which we invoice, particularly the Euro, which had a negative impact on our consolidated revenues. The uncertainty and volatility of currency fluctuations will continue to impact our results.

The macroeconomic environment continues to generate some uncertainty around how much will be spent on IT over the foreseeable future. We believe that our customers continue to adopt our product platform as a strategic investment that delivers substantial cost savings, improved efficiency and flexibility for their business. Although we have experienced an increase in customer spending beginning in the fourth quarter of 2009 and extending into the first half of 2010, we believe the increase was primarily in response to fiscal year-end spending trends and product promotions, as well as the benefit of previously pent-up demand. In the face of continuing economic uncertainty, we are planning conservatively for the remainder of 2010 and assuming the economic recovery will be gradual and may include additional downturns and volatility.

License Revenues

Software license revenues increased by $95.7 or 42%, to $323.7 in the second quarter of 2010, compared with $228.0 in the second quarter of 2009. Software license revenues increased by $150.9 or 31%, to $635.8 in the first half of 2010, compared with $485.0 in the first half of 2009. We believe license revenues benefited from improvements in the overall macroeconomic environment. Additionally, our license revenues benefited from the effect of our international expansion, as international revenues increased as a percentage of revenue year-over-year. Despite indications of slight increases in budgets for IT spending and the generally quick return-on-investment of virtualization, we believe the challenges that our customers face due to the economic environment could have an effect on their purchases through the remainder of 2010. This is in part because organizations typically update their IT infrastructure when adopting virtualization, and the hardware investment is a capital outlay that is several times larger than that of our software.

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

In the second quarter of 2010, we observed an increase in the volume of our ELAs due in part to international customer interest, including increasing interest in the Asia Pacific region. In addition, during the second quarter and first half of 2010, we generally observed that customers are typically renewing their ELAs at a dollar value higher than the original transaction. The increase in the value of the renewed ELAs was partially due to additional products and upgrades added to the renewed ELAs, in addition to the expansion of more servers or more of the original product expanding its scope within the customer’s environment.

Services Revenues

Services revenues increased $122.5 or 54%, to $350.2 in the second quarter of 2010, compared with $227.7 in the second quarter of 2009. Services revenues increased $230.6 or 52%, to $671.6 in the first half of 2010, compared with $441.0 in the first half of 2009. The increase in services revenues during the second quarter and the first half of 2010 was primarily attributable to growth in our software maintenance revenues.

Software maintenance revenues increased $101.4 or 54%, to $290.4 in the second quarter of 2010, compared with $189.0 in the second quarter of 2009. Software maintenance revenues increased $192.9 or 53%, to $557.7 in the first half of 2010, compared with $364.7 in the first half of 2009. In the second quarter and first half of 2010, services revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses. Consistent with previous quarters, customers continue to buy on average of more than 24 months of support and maintenance with each new license purchased. In addition, services revenues increased year-over-year in the second quarter and first half of 2010 as a result of customers becoming current on their maintenance agreements.

Professional services revenues increased $21.1 or 54%, to $59.8 in the second quarter of 2010, compared with $38.7 in the second quarter of 2009. Professional services revenues increased $37.6 or 49%, to $113.9 in the first half of 2010, compared with $76.3 in the first half of 2009. In the second quarter and first half of 2010, revenues increased due to growing demand for training and consulting services, incremental services revenue from our acquired businesses, and customer training related to vSphere deployments. We do not expect strong growth in our professional services revenues as we continue to invest in our partners and the eco-system to broadly offer the best set of solutions to our customers. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.

Operating Expenses

Information about our operating expenses is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Operating expenses:
Cost of license revenues	$40.3	$27.9	$80.4	$48.2
Cost of services revenues	77.9	53.3	146.4	107.9
Research and development	161.8	121.4	299.8	226.8
Sales and marketing	231.7	167.4	448.5	321.6
General and administrative	61.2	47.7	128.9	96.6

Total operating expenses	$572.9	$417.7	$1,104.0	$801.1

Operating income	$101.2	$38.0	$203.4	$124.9

Percentage of revenues:
Cost of license revenues	6.0%	6.1%	6.1%	5.2%
Cost of services revenues	11.6	11.7	11.2	11.7
Research and development	24.0	26.6	22.9	24.5
Sales and marketing	34.4	36.7	34.3	34.7
General and administrative	9.1	10.6	9.9	10.4

Total operating expenses	85.0%	91.7%	84.4%	86.5%

Operating margin	15.0%	8.3%	15.6%	13.5%

Operating margins increased from 8.3% in the second quarter of 2009 to 15.0% in the second quarter of 2010. Operating margins increased from 13.5% in the first half of 2009 to 15.6% in the first half of 2010. Increases in our operating margins in the second quarter and first half of 2010 primarily related to our increased revenues. In evaluating our results, we focus on margin excluding stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, acquisition-related items and the net effect of the amortization and capitalization of software development costs. We instead focus on the remaining operational expenses—our “core operating expenses”. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are independent of the items shown in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Cost of license revenues:
Stock-based compensation	$0.4	$0.3	$0.8	$0.6
Intangible amortization	5.6	2.8	8.7	5.5
Capitalized software development costs amortization	21.2	17.6	44.9	28.3

Cost of services revenues:
Stock-based compensation	4.1	3.5	8.2	6.9
Employer payroll tax on employee stock transactions	0.1	—	0.2	—
Intangible amortization	1.5	—	1.7	—

Research and development:
Stock-based compensation	39.4	26.4	74.2	50.3
Employer payroll tax on employee stock transactions	1.7	0.4	2.7	0.6
Intangible amortization	0.6	—	1.1	—
Total capitalized software development costs	(18.6)	(18.4)	(44.6)	(54.8)
Stock-based compensation included in total capitalized software development costs above	2.7	3.6	6.9	10.1

Sales and marketing:
Stock-based compensation	15.5	13.3	31.5	27.1
Employer payroll tax on employee stock transactions	0.7	0.1	1.1	0.2
Intangible amortization	0.6	0.4	1.0	0.8

General and administrative:
Stock-based compensation	8.5	7.9	16.9	16.2
Employer payroll tax on employee stock transactions	0.4	0.2	0.6	0.2
Intangible amortization	—	0.1	—	0.2
Acquisition related items	0.9	—	2.1	—

Stock-Based Compensation Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation, excluding amounts capitalized	$67.8	$51.5	$131.5	$101.3
Stock-based compensation capitalized	2.7	3.6	6.9	10.1

Stock-based compensation, including amounts capitalized	$70.5	$55.1	$138.4	$111.4

Stock-based compensation expense increased in the second quarter and first half of 2010 compared to the second quarter and first half of 2009 primarily due to equity awards issued in connection with the acquisition of SpringSource in the third quarter of 2009, refresh awards made to our existing employees late in the second quarter of 2009, as well as grants made to new employees in the last year.

Stock-based compensation is recorded to each operating expense category based upon the function of the employee to whom the stock-based compensation relates. Historically, stock-based compensation by operating expense category has fluctuated based upon the value and number of awards granted to employees in each respective function. The R&D function has historically had the greatest amount of stock-based compensation given the size of our R&D organization and the strategic role that its employees serve within VMware. In addition, our acquisitions have primarily been technology focused, and many of the equity awards related to employees acquired were in our R&D organization. Conversely, the compensation for the sales organization is more heavily weighted toward cash consideration, primarily in the form of commissions and therefore has disproportionally lower stock-based compensation expense.

As of June 30, 2010, the total unamortized fair value of our outstanding equity-based awards and EMC equity-based awards held by our employees was approximately $468.6. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $128.6, $187.7, $98.5, $47.8 and $6.0 for the remainder of 2010, 2011, 2012, 2013 and 2014, respectively.

In future quarters, our total stock-based compensation expense is expected to increase as a result of additional equity grants we expect to make. Stock-based compensation expense is subject to the amount of stock-based compensation that may be capitalized for the development of new software products and the amount of awards that are forfeited.

Capitalized Software Development Costs, Net

Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the products’ technological feasibility has been established and ending when the product is available for general release. Our amounts capitalized as software development costs may not be comparable to our peer companies due to differences in a variety of factors, including multiple areas of judgment inherent in the assessment of these costs.

In the second quarter of 2010, we capitalized $20.3 (including $2.7 of stock-based compensation) of costs incurred for the development of software products, compared with $18.4 (including $3.6 of stock-based compensation) in the second quarter of 2009. In the first half of 2010, we capitalized $46.4 (including $6.9 of stock-based compensation) of costs incurred for the development of software products, compared with $54.8 (including $10.1 of stock-based compensation) in the first half of 2009. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income. The decrease in capitalized software development costs in the first half of 2010 as compared to the first half of 2009 was primarily the result of the significant costs capitalized in the first half of 2009 related to VMware vSphere, our first major release in three years that extended our previous generation platform. VMware vSphere had reached technological feasibility and in 2009, costs were capitalized for this product in the first half through its general release in the second quarter of 2009.

In the second quarter of 2010, amortization expense from capitalized amounts was $21.2, compared with $17.6 in the second quarter of 2009. In the first half of 2010, amortization expense from capitalized amounts was $44.9 compared with $28.3 in the first half of 2009. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. We amortized more costs during the second quarter and first half of 2010 compared with the second quarter and first half of 2009 primarily due to the general release of VMware vSphere in the second quarter of 2009.

Intangible Amortization & Other

Intangible amortization and the other remaining expenses shown in the table above were $12.2 in the second quarter of 2010, as compared with $4.0 in the second quarter of 2009 and were $19.4 in the first half of 2010, as compared with $7.6 in the first half of 2009. The increase in the second quarter and first half of 2010 was primarily due to our recent acquisitions, as well as increases in employer payroll taxes on employee stock transactions mainly related to the increase in the market value of our stock and the number of awards exercised, sold or vested.

Core Operating Expenses

The following discussion of our core operating expenses and their components highlights the remaining factors that impacted our operating expenses and corresponds to the factors that our management focuses upon in evaluating our operating margin. The increases or decreases in operating expenses discussed in this section are independent of changes relating to stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, acquisition-related items and the net effect of the amortization and capitalization of software development costs set forth above.

Core operating expenses increased by $128.0 or 36% in the second quarter of 2010 compared to the second quarter of 2009, and $237.4 or 34% between the first half of 2010 and 2009. The increase was primarily due to higher salaries and benefits expenses from incremental headcount, higher commissions, additional expense from contractors added to support the business, as well as royalty and other expenses from increased sales volumes.

A portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Operating expenses increased by $0.9 and $12.9 in the second quarter and first half of 2010 due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same periods in the prior year.

Cost of License Revenues

Core expenses in cost of license revenues increased by $5.9 or 82% in the second quarter of 2010 compared to the second quarter of 2009, and $12.2 or 88% between the first half of 2010 and 2009, primarily due to additional royalty costs in connection with products licensed from third-party providers.

Cost of Services Revenues

Core expenses in cost of services revenues increased by $22.4 or 45% in the second quarter of 2010 compared to the second quarter of 2009, and $35.3 or 35% between the first half of 2010 and 2009, primarily due to an increase in incremental costs associated with the increased services revenues and incremental headcount, including those from acquisitions.

Research and Development Expenses

Core R&D expenses increased by $26.6 or 24% in the second quarter of 2010 compared to the second quarter of 2009, and $39.1 or 18% between the first half of 2010 and 2009, primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring and acquisitions.

Sales and Marketing Expenses

Core sales and marketing expenses increased by $61.3 or 40% in the second quarter of 2010 compared to the second quarter of 2009, and $121.5 or 41% between the first half of 2010 and 2009, primarily due to increased salaries and benefits expenses resulting from incremental headcount from strategic hiring and acquisitions as well as commission expense on higher sales volumes. Also contributing to the change was increased spending on sales and marketing systems infrastructure and marketing programs, as well as the negative impact from the movement of the U.S. Dollar on the first half of 2010.

General and Administrative Expenses

Core general and administrative expenses increased by $11.9 or 30% in the second quarter of 2010 compared to the second quarter of 2009, and $29.3 or 37% between the first half of 2010 and 2009, primarily due to increased salaries and benefits expenses from incremental headcount and increased contractor expenses to support the growth of the business.

Investment Income

Investment income was $1.0 in the second quarter of 2010 and $2.5 in the second quarter of 2009. Investment income was $1.7 in the first half of 2010 and $5.6 in the first half of 2009. Investment income primarily consists of interest earned on cash, cash equivalents and short-term investments balances partially offset by the amortization cost of fixed income securities. Investment income decreased in the second quarter and first half of 2010 compared with the second quarter and first half of 2009 primarily due to a decrease in the average rate of interest earned as a result of lower market interest rates. We began investing in fixed income securities during the second quarter of 2010 with the objective of achieving an appropriate investment return consistent with preserving principal and managing risk.

Interest Expense with EMC, Net

Interest expense with EMC, net, was $1.0 in the second quarter of 2010 and $2.0 in the second quarter of 2009. Interest expense with EMC, net was $1.9 in the first half of 2010 and $4.7 in the first half of 2009. In all periods, interest expense with EMC, net primarily consists of interest expense incurred on the note issued to EMC in April 2007. The decrease in interest expense in the second quarter and first half of 2010 as compared with the second quarter and first half of 2009 was due to lower interest rates on the note. For the second quarter of 2010 and 2009, the interest rate on the note payable was 0.84% and 1.76%, respectively. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter.

Other Income (Expense), Net

Other expense, net was $4.3 in the second quarter of 2010, compared to other income, net of $0.4 in the second quarter of 2009. Other expense, net was $8.6 and $1.4 in the first half of 2010 and 2009, respectively. Other expense, net increased in the second quarter and first half of 2010 compared with the second quarter and first half of 2009 primarily due to losses on foreign currency denominated transactions, partially offset by gains on our foreign currency forward contracts.

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

Our effective income tax rate was 23.1% for the second quarter of 2010 as compared with 16.3% for the second quarter of 2009. The effective income tax rate was 21.4% and 17.6%, respectively, for the first half of 2010 and 2009. The increase in the effective rate for the second quarter and first half of 2010, compared to the second quarter and first half of 2009, was mainly attributable to the expiration of the U.S. Federal R&D tax credit, an increase in foreign withholding taxes and an increase in other non-deductible expenses. These increases were partially offset by a decrease in unrecognized tax benefits from uncertain tax positions as a percentage of income before tax, as well as by discrete tax benefits related to foreign exchange rates and employee stock purchase plan disqualifying dispositions.

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

Liquidity and Capital Resources

	June 30,
	2010	2009
Cash and cash equivalents	$2,068.6	$2,275.7

Our operating activities in the second quarter and first half of 2010 and 2009, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the second quarter and first half of 2010 and 2009 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$216.1	$243.3	$571.1	$502.6
Net cash used in investing activities	(926.9)	(69.0)	(1,103.3)	(135.5)
Net cash provided by financing activities	22.9	69.9	114.3	67.8

Net increase (decrease) in cash and cash equivalents	$(687.9)	$244.2	$(417.9)	$434.9

In evaluating our liquidity internally, we focus on long-term, sustainable growth in free cash flows and in non-GAAP cash flows from operating activities (“non-GAAP operating cash flows”). We define non-GAAP operating cash flows as net cash provided by operating activities less capitalized software development costs plus the excess tax benefits from stock-based compensation. We define free cash flows, also a non-GAAP financial measure, as non-GAAP operating cash flows less capital expenditures. See “Liquidity and Capital Resources—Non-GAAP Financial Measures” for additional information.

Our non-GAAP operating cash flows and free cash flows for the three months and trailing twelve months ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended June 30,		Trailing Twelve Months Ended June 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$216.1	$243.3	$1,054.1	$1,018.8
Capitalized software development costs	(19.3)	(14.7)	(65.1)	(119.6)
Excess tax benefits from stock-based compensation	64.6	4.2	110.2	10.8

Non-GAAP operating cash flows	261.4	232.8	1,099.2	910.0
Capital expenditures	(29.0)	(29.8)	(97.8)	(156.3)

Free cash flows	$232.4	$203.0	$1,001.4	$753.7

Free cash flows increased by $247.7 or 33%, to $1,001.4 for the trailing twelve months ended June 30, 2010, compared with $753.7 for the trailing twelve months ended June 30, 2009. The increase in free cash flows for the trailing twelve months ended June 30, 2010 as compared with the comparable prior-year period was primarily due to increased sales and related cash collections. In addition, we had fewer capital expenditures as construction had been completed on our headquarter facilities and our data center.

Historically, we have invested excess cash predominantly in money market securities that are liquid and of high quality investment grade. The fair value for money market securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any single issuer and any financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. In the second quarter of 2010, we began investing in fixed income securities. As of June 30, 2010, we held a diversified portfolio of money market funds and fixed income securities, which primarily consist of U.S. treasuries, U.S. and foreign government agency securities, U.S. and foreign corporate bonds, municipal bonds and notes, and commercial paper.

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

Cash provided by operating activities decreased in the second quarter of 2010 as compared to the second quarter of 2009. The primary causes for the decrease in cash provided by operating activities were the benefit we received from the collection of $87.9 on the income tax receivable from EMC during the second quarter of 2009, as well as an increase in the excess tax benefit in the second quarter of 2010 compared to the second quarter of 2009. These factors were partially offset by an increase in cash collections in the second quarter of 2010 as a result of strong sales volumes over the past several quarters.

Cash provided by operating activities increased in the first half of 2010 compared to the first half of 2009 as a result of an increase in cash collections driven by strong sales volumes over the past several quarters. The increase in cash collections was partially offset by increases in our core operating expenditures primarily relating to incremental headcount from strategic hiring and acquisitions. In addition, the second quarter and first half of 2009 benefited from the collection of $87.9 on the income tax receivable from EMC. Under the tax sharing agreement with EMC, EMC is obligated to pay to us an amount equal to the tax benefit that EMC will realize from our loss on its consolidated tax return.

Cash Flows from Investing Activities

Cash used in investing activities is primarily attributable to the purchase of fixed income securities, business acquisitions, capital expenditures and capitalized software development costs.

We began investing in fixed income securities during the second quarter of 2010 with the objective of achieving an appropriate investment return consistent with preserving principal and managing risk. We invested in fixed income securities during this period. Of the total fixed income securities, $660.1 are classified as cash outflows from investing activities and are included in short-term investments on our consolidated balance sheets based upon the nature of the security and the availability for use in current operations or for other purposes, such as consideration for acquisitions and strategic investments.

In the second quarter of 2010, we acquired certain software product technology and expertise from EMC’s Ionix information technology management business for $175.0. The acquisition of the Ionix assets was accounted for as a transfer of net assets between entities under common control pursuant to generally accepted accounting principles.

In addition to the Ionix transaction, we made business acquisitions totaling $60.6 and $167.2 for acquisitions in the second quarter and first half of 2010, compared with no acquisitions in the second quarter and first half of 2009. During the second quarter of 2010, we acquired two businesses, Rabbit Technologies, Ltd. and GemStone Systems, Inc. Acquisitions are an important element in our industry and we expect to continue to consider investing in strategic acquisitions in the future.

Cash Flows from Financing Activities

Proceeds from the issuance of our common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”), were $106.1 and $77.1 in the second quarter of 2010 and 2009, and $215.9 and $81.6 in the first half of 2010 and 2009, respectively. In 2009, the timing of purchases under our ESPP was amended and, as a result, there was no ESPP purchase made in the second quarter of 2010. A purchase did occur, however in the second quarter of 2009 for $18.3. In both the first half of 2010 and 2009, an ESPP purchase occurred with proceeds of $22.8 and $18.3, respectively.

These cash inflows were partially offset by cash outflows of $113.2 and $144.5 in the second quarter and first half of 2010 to repurchase our shares as part of our stock repurchase program. In March 2010, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 of our Class A common stock through the end of 2011. Stock is purchased pursuant to this program, from time to time, in the open market or through private transactions, subject to market conditions. In the second quarter and first half of 2010, we repurchased and retired 1.8 and 2.4 million shares, respectively, of our Class A common stock at a weighted-average price of $62.10 and $60.10 per share, respectively.

There were cash outflows of $34.7 and $11.4 in the second quarter of 2010 and 2009, respectively, and $45.6 and $18.2 in the first half of 2010 and 2009, respectively, to repurchase our shares to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock. Additionally, the excess tax benefit from stock-based compensation was $64.6 and $4.2 in the second quarter of 2010 and 2009, respectively, and $88.5 and $4.5 in the first half of 2010 and 2009, respectively, and was shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year change in the repurchase of shares and the excess tax benefit from stock-based compensation was primarily due to the increase in the market value of our stock and the number of awards exercised, sold or vested.

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

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating cash flows and free cash flows each meet the definition of a non-GAAP financial measure. We define non-GAAP operating cash flows as net cash provided by operating activities less capitalized software development costs plus the excess tax benefits from stock-based compensation. We define free cash flows as non-GAAP operating cash flows less capital expenditures. Management uses non-GAAP operating cash flows as another measure of cash flows from operations because this measure offers a perspective of our operating cash flows that aligns with how management internally views our overall and individual functional group operating results. When viewing operating results for evaluating our past performance and for planning purposes, management excludes certain items, including the effect of capitalizing and amortizing software development costs and items related to stock-based compensation, which are also excluded in the non-GAAP operating cash flows measure. Management uses free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. In addition to quarterly free cash flows, management also focuses on trailing twelve month free cash flows, as free cash flows can be volatile in the short-term.

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

A limitation of non-GAAP operating cash flows and free cash flows is that they do not have a uniform definition. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our measures of non-GAAP operating cash flows and free cash flows should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Management encourages investors and others to review our financial information in its entirety and not to rely on any single financial measure. See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “Net cash provided by operating activities,” for the second quarter and trailing twelve months of 2010 and 2009.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the second quarter of 2010.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our consolidated financial statements. We believe that the critical accounting policies set forth within Item 7 of our 2009 Annual Report on Form 10-K may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note B to our consolidated financial statements.

Forward-Looking Statements

This Quarterly Report, including the foregoing sections, contains forward-looking statements, including, without limitations, statements regarding: the potential role of our products in cloud computing and other shifts in computing infrastructures; expectations of, and our plans for, achieving future business growth; future product offerings; plans for future acquisitions; our view of the competitive landscape and our plans for maintaining our leadership position; our plans for meeting product development objectives; our revenue outlook and mix; customer demand for our products; trends in ELA size and renewals; projections of, and expectations for, stock-based compensation expense; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; factors effecting our tax position; and our belief that the resolution of pending claims and legal proceedings will not have a material adverse effect on us.

These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 entitled

“Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.

International revenues as a percentage of total revenues were 50.5% and 48.7% in the second quarter of 2010 and 2009, respectively, and 50.2% and 48.4% in the first half of 2010 and 2009, respectively. Historically, our revenue contracts were primarily denominated in U.S. Dollars. With the general release of VMware vSphere in May 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. In the second quarter of 2010, the U.S. Dollar strengthened significantly against most of the foreign currencies in which we invoice, particularly the Euro, which had a negative impact on our consolidated revenues. The majority of our purchase contracts are denominated in U.S. Dollars. However, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British Pound, the Indian Rupee and the Australian Dollar. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.

Operating expenses were negatively impacted by $0.9 million and $12.9 million in the second quarter and first half of 2010, respectively, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same periods in the prior year.

To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, such as foreign currency forward contracts. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a contractual term of one month. As of June 30, 2010, we had outstanding forward contracts with a total notional value of $142.8 million. The fair value of these forward contracts was immaterial as of June 30, 2010. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts of $14.3 million as of June 30, 2010. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, all foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not enter into speculative foreign exchange contracts for trading purposes. See Note E to the consolidated financial statements for further information.

Interest Rate Risk

Fixed Income Securities

During the second quarter of 2010, we began investing in fixed income securities. Our fixed income investment portfolio is denominated in U.S. dollars and consists of various holdings, types and maturities.

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. In the second quarter of 2010, hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio by $2.7 million and $5.3 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates, however, all interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities for the second quarter of 2010. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes D and E to the consolidated financial statements for further information.

Note Payable to EMC

As of June 30, 2010, $450.0 million was outstanding on our consolidated balance sheet in relation to the note payable with EMC. The interest rate on the note payable as of June 30, 2010 and 2009 was 0.84% and 1.76%, respectively. In the second quarter of 2010 and 2009, $1.0 million and $2.0 million, respectively, of interest expense was recorded related to the note payable. In the first half of 2010 and 2009, $1.9 million and $4.2 million, respectively, of interest expense was recorded related to the note payable.

The note may be repaid, without penalty, at any time. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the June 30, 2010 rate and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

Equity Price Risk

Our investments in equity securities expose us to market risk associated with publicly traded equity securities. These investments are classified as short-term investments on our consolidated balance sheets. A hypothetical change of 10% and 20% in the publicly traded price for our investments in equity securities would have changed the fair value of these investments by $3.1 million and $6.2 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. The risk factors below include any material changes to, and supersede, the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and those disclosed in prior Quarterly Reports on Form 10-Q.

Risks Related to Our Business

The virtualization products and services we sell are now increasingly targeted at emerging applications and therefore the potential market for our products remains uncertain.

The virtualization products and services we develop and sell are based on a technology platform with established applications in virtualizing on-premises data centers and emerging applications for desktop interface and as a platform for cloud computing and other information technology service applications (also known as platform-as-a-service, or “PaaS”). Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions for on-premises data centers as well as for desktop interface, cloud computing and PaaS. Although the use of virtualization technologies on servers and in on-premises data centers has gained acceptance on computer servers for enterprise-level applications the extent of adoption of virtualization for desktop interface, cloud computing and PaaS remains uncertain. As the markets for our products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods. In addition, to the extent that rates of adoption of virtualization infrastructure solutions occur more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft has released virtual infrastructure and virtual management products and recently added higher-end features to those products. Microsoft has also announced a cloud-based computing initiative. Additionally, Microsoft recently released the second version of its hypervisor-based server virtualization product. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its virtual desktop and server virtualization offerings and recently made available their client hypervisor. IBM, Google and Amazon have announced new cloud computing initiatives. Red Hat has also released commercial versions of Linux that has virtualization capabilities as part of the Linux kernel (“KVM”). Other companies have also indicated their intention to expand offerings of virtual management solutions.

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

Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has implemented distribution arrangements with x86 system vendors and ISVs related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of our corresponding format. Microsoft has in the past also implemented pricing policies that require customers to pay additional license fees based on certain uses of virtualization technology and other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications and Microsoft offers its own server virtualization software packaged with the 2008 release of its Windows Server product. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings.

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the recovery from the recent economic downturn could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles (for example, enterprise license agreements, or “ELAs”), affecting the size of ELAs that customers will commit to, lowering prices for our products and services, reducing unit sales, reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products.

The recent global economic disruption also resulted in general and ongoing tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and significant volatility in the credit, equity and fixed income markets. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or deferred revenue or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize in a particular period.

In addition, although we plan to continue making strategic investments in our business, many of our competitors have significantly greater financial, technical and other resources than we do, and if the economic recovery is not sustained, they may be better positioned to continue investment in competitive technologies.

Industry alliances or consolidation may result in increased competition.

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive virtualization solution than they individually had offered. For example, in 2008, Red Hat acquired Qumranet, a developer of virtual infrastructure solutions, and Citrix and Intel announced a desktop virtualization collaboration. During 2009, Oracle completed its acquisition of Virtual Iron, and Microsoft announced a further expansion of its alliance with Citrix. Citrix Systems has also recently strengthened its relationship with Microsoft via joint desktop promotions, marketing, and technology support. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in early 2010, Oracle completed its acquisition of Sun Microsystems, which was both a hardware vendor and a provider of virtualization technology, and Microsoft and Hewlett-Packard announced a collaboration based on Microsoft’s cloud computing and virtualization platforms. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product) technology or product functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

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

•	the sale of our products in the time frames we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of upgrades or new products by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	renewal rates for ELAs as original ELA terms expire;

•	the timing and amount of capitalized software development costs beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

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

Our new product and technology initiatives subject us to additional business, legal and competitive risks.

Since the beginning of 2009, we have announced new product and technology initiatives that aim to leverage our virtualization infrastructure software products into the emerging areas of cloud and virtual desktop computing as alternatives to the provisioning of physical computing resources. In connection with our September 2009 acquisition of SpringSource, we announced our intention to use SpringSource solutions to extend VMware’s strategy to deliver solutions in the emerging PaaS market. Additionally, SpringSource’s current offerings and their underlying open source technology position us in the enterprise and web application development and management markets, and our February 2010 acquisition of Zimbra has extended our footprint to cloud-based email and collaboration services. We also recently announced our vCenter family of products to more fully manage virtualized environments, which may cause us to compete with other virtualization management vendors.

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

The cloud computing, PaaS and virtual desktop markets are in early stages of development. Other companies seeking to enter and develop competing standards for the cloud computing market, such as Microsoft, IBM, Oracle, Google and Amazon, and the virtual desktop market, such as Microsoft and Citrix, have introduced or are likely to introduce their own initiatives that may compete with or not be compatible with our cloud, virtual desktop computing and PaaS initiatives which could limit the degree to which other vendors develop products and services around our offerings and end users adopt our platforms. Additionally, our operating margins in our newer initiatives may be lower than those we have achieved in the markets we currently serve, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain x86 system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Two of our distributors accounted for 14% and 12% of revenues in the first six months of 2010 and 16% and 15% of our revenues in fiscal year 2009. Our agreements with distributors are typically terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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

One distributor accounted for 14% and 16% of revenues in the first six months of 2010 and fiscal year 2009, respectively, and another distributor accounted for 12% and 15% of revenues in the first six months of 2010 and fiscal year 2009, respectively. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 42% of our total accounts receivable as of June 30, 2010 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by the recent global economic downturn, or if there is a continuation or worsening of the downturn. Additionally, we provide credit to distributors, resellers, and certain end user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

The large majority of our revenues have come from our data center virtualization products including our flagship VMware vSphere product line. Decreases in demand for our data center virtualization products could adversely affect our results of operations and financial condition.

In fiscal year 2009, over 90% of our license revenues were from our data center virtualization solutions with the balance from our other solutions. Although we are continuing to develop other applications for our virtualization technology such as our desktop virtualization products and our data center management and automation products, we expect that our data center virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

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

Our revenues, collection of accounts receivable and financial results may be adversely impacted by fluctuation of foreign currency exchange rates. Although foreign currency hedges can offset some of the risk related to foreign currency fluctuations, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures.

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

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth, and our compensation expenses may increase.

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

We are, and may in the future be, subject to claims by others that we infringe their proprietary technology which could force us to pay damages or prevent us from using certain technology in our products.

Companies in the software and technology industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. This risk may increase as the number of products and competitors in our market increases and overlaps occur. In addition, as a well known information technology company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties in connection with the use of our products. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or channel partners, which could negatively affect our results of operations.

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

In September 2009, we completed our acquisition of SpringSource and, in February 2010, we completed our acquisition of Zimbra. Each is a software business that broadly uses open source in its software solutions. Software solutions that are substantially or mostly based on open source software subject us to a number of risks and challenges:

•

If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, our development expenses could be increased and our product release and upgrade schedules could be delayed.

•

One of the characteristics of open source software is that anyone can modify the existing software or develop new software that competes with existing open source software. As a result, competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is also possible for new competitors with greater resources than ours to develop their own open source solutions, potentially reducing the demand for, and putting price pressure on, our solutions.

•

It is possible that a court could hold that the Apache License (with respect to SpringSource) and similar licenses under which our other open source products are developed and licensed are not enforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that open source components of our product offerings may not be liberally copied, modified or distributed, may have the effect of preventing us from distributing or developing all or a portion of our products. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may no longer be compatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from continuing to distribute the software code subject to the modified license.

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

The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product offerings and delay product sales. These factors can have a particular impact on the timing and length of our ELA sales cycles.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues, in the first six months of 2010 and in the fiscal year 2009. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

Revenues from customers outside the United States comprised approximately 50% of our total revenues in the first six months of 2010 and 49% in the fiscal year 2009. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Problems with our information systems could interfere with our business and our website may be subject to intentional disruption that could adversely impact our operations.

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

Additionally, experienced computer programmers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information and/or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and our customers may assert claims against us related to resulting losses of confidential or proprietary information. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

If we fail to manage future growth effectively, we may not be able to meet our customers’ needs or be able to meet our future reporting obligations.

We have rapidly expanded our operations since inception and anticipate further expansion in the future. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. Additionally, further international growth may occur in regions where we presently have little or no infrastructure. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting and operational systems and procedures. If we do not effectively manage our growth, we may not be able to meet our customers’ needs, thereby adversely affecting our sales, or be able to meet our future reporting obligations.

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

As of June 30, 2010, EMC owned 30,473,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 80.6% of the total outstanding shares of common stock or 97.4% of the voting power of outstanding common stock. Additionally, in March 2010, EMC announced that its board of directors had authorized a stock purchase program to allow EMC to make open market purchases of our Class A common stock in order to maintain EMC’s approximately 80% majority ownership at its then-current level over the long term. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2009 and June 30, 2010, the closing trading price of our Class A common stock was very volatile, ranging between $19.89 and $72.52 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of equity securities during the quarter ended June 30, 2010:

	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)(4)
April 1 – April 30, 2010	1,238,818	$56.31	483,902	$341,081,490
May 1 – May 31, 2010	1,038,639	59.99	725,139	297,567,046
June 1 – June 30, 2010	1,272,153	68.70	613,117	255,536,337

	3,549,610	61.83	1,822,158	255,536,337

(1)	Includes 114,036 shares repurchased and retired to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

(2)	Includes 1,613,416 shares purchased by EMC in open market transactions. In the first quarter of 2010, EMC announced a stock purchase program of VMware’s Class A Common Stock to maintain an approximately 80% majority ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(3)	On March 2, 2010, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of our Class A common stock through the end of 2011 (the “VMware Repurchase Program”). Stock will be purchased pursuant to this program, from time to time, in the open market or through private transactions, subject to market conditions. In the three months ended June 30, 2010, we repurchased in open market transactions and retired 1,822,158 shares of our Class A common stock at a weighted-average price of $62.08 per share for an aggregate purchase price of $113.1 million. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable corporate securities laws, repurchases under the stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under the stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(4)	Represents the amount remaining in the VMware Repurchase Program as of June 30, 2010 and does not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMware, Inc.

Date: August 4, 2010	By:	/S/ ROBYNNE D. SISCO
Robynne D. Sisco
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).