Form 10-Q
period 2010-09-30
VMWARE, INC.
filed 2010-10-29
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 22, 2010, the number of shares of common stock, par value $.01 per share, of the registrant outstanding was 414,395,630, of which 114,395,630 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, VMware vSphere and SpringSource are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$84,600	$38,219	$237,559	$140,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,117	55,420	183,461	141,730
Stock-based compensation, excluding amounts capitalized	73,657	62,352	205,190	163,623
Excess tax benefits from stock-based compensation	(78,703)	(8,365)	(167,204)	(12,838)
Gain on acquisition	—	(5,859)	—	(5,859)
Other	261	2,606	6,120	3,240
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	51,553	5,091	159,241	85,782
Other assets	(59,179)	(8,820)	(83,430)	(7,924)
Due to/from EMC, net	13,629	(5,645)	15,931	(15,056)
Accounts payable	(1,971)	(2,203)	4,589	(30,585)
Accrued expenses	1,631	20,404	28,527	34,292
Income taxes receivable from EMC	—	20,028	2,508	107,927
Income taxes payable	11,697	(9,840)	42,821	11,270
Deferred income taxes, net	(4,088)	(11,596)	(8,435)	(26,195)
Deferred revenue	32,495	47,574	140,896	111,829

Net cash provided by operating activities	196,699	199,366	767,774	701,925

Cash flows from investing activities:
Additions to property and equipment	(31,137)	(14,245)	(91,245)	(79,913)
Capitalized software development costs	(7,023)	(8,844)	(48,194)	(53,524)
Purchases of available-for-sale securities	(964,655)	—	(1,624,706)	—
Sales and maturities of available-for-sale securities	155,112	—	155,112	—
Purchase of strategic investments	—	(5,720)	—	(31,465)
Sale of strategic investments	2,648	—	2,648	—
Business acquisitions, net of cash acquired	(125,820)	(356,278)	(292,970)	(356,278)
Transfer of net assets under common control	—	—	(175,000)	—
Decrease in restricted cash	—	—	206	549

Net cash used in investing activities	(970,875)	(385,087)	(2,074,149)	(520,631)

Cash flows from financing activities:
Proceeds from issuance of common stock	139,939	84,917	355,846	166,523
Repurchase of common stock	(141,440)	—	(285,940)	—
Excess tax benefits from stock-based compensation	78,703	8,365	167,204	12,838
Shares repurchased for tax withholdings on vesting of restricted stock	(24,533)	(7,060)	(70,116)	(25,306)

Net cash provided by financing activities	52,669	86,222	166,994	154,055

Net increase (decrease) in cash and cash equivalents	(721,507)	(99,499)	(1,139,381)	335,349
Cash and cash equivalents at beginning of the period	2,068,587	2,275,660	2,486,461	1,840,812

Cash and cash equivalents at end of the period	$1,347,080	$2,176,161	$1,347,080	$2,176,161

Non-cash items:
Changes in capital additions, accrued but not paid	$3,252	$4,388	$5,087	$(12,089)
Fair value of stock options assumed in acquisition	$—	$16,187	$—	$16,187

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
License	$343,239	$240,271	$979,081	$725,236
Services	371,006	249,480	1,042,601	690,500

	714,245	489,751	2,021,682	1,415,736
Operating expenses (1):
Cost of license revenues	46,333	37,529	126,723	85,741
Cost of services revenues	80,229	58,544	226,641	166,481
Research and development	175,429	133,509	475,297	360,290
Sales and marketing	251,745	185,222	700,236	506,787
General and administrative	66,497	51,711	195,406	148,299

Operating income	94,012	23,236	297,379	148,138
Investment income	2,349	1,621	4,029	7,179
Interest expense with EMC, net	(1,245)	(1,319)	(3,103)	(5,992)
Other income (expense), net	1,629	8,336	(6,977)	6,887

Income before income taxes	96,745	31,874	291,328	156,212
Income tax provision (benefit)	12,145	(6,345)	53,769	15,523

Net income	$84,600	$38,219	$237,559	$140,689

Net income per weighted-average share, basic for Class A and Class B	$0.21	$0.10	$0.58	$0.36

Net income per weighted-average share, diluted for Class A and Class B	$0.20	$0.09	$0.56	$0.35

Weighted-average shares, basic for Class A and Class B	411,755	396,366	408,082	392,712
Weighted-average shares, diluted for Class A and Class B	426,581	402,888	421,949	397,433

(1) Includes stock-based compensation as follows:
Cost of license revenues	$395	$330	$1,170	$973
Cost of services revenues	4,387	4,003	12,601	10,941
Research and development	43,124	34,250	117,292	84,587
Sales and marketing	18,102	15,763	49,601	42,908
General and administrative	7,649	8,006	24,526	24,214

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,347,080	$2,486,461
Short-term investments	1,557,106	27,360
Accounts receivable, net	378,454	534,196
Due from EMC, net	11,042	26,402
Deferred tax asset, current portion	84,332	63,360
Other current assets	188,148	44,701

Total current assets	3,566,162	3,182,480
Property and equipment, net	418,639	402,356
Capitalized software development costs, net and other	153,905	169,293
Deferred tax asset, net of current portion	128,943	102,529
Intangible assets, net	223,102	94,557
Goodwill	1,575,102	1,115,769

Total assets	$6,065,853	$5,066,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,415	$50,566
Accrued expenses and other	361,645	334,523
Deferred revenue, current portion	1,025,636	908,953

Total current liabilities	1,446,696	1,294,042
Note payable to EMC	450,000	450,000
Deferred revenue, net of current portion	479,972	416,345
Deferred tax liability	40,262	60,300
Other liabilities	114,281	103,346

Total liabilities	2,531,211	2,324,033
Commitments and contingencies (see Note K)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 114,227 and 102,785 shares	1,142	1,028
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	3,242,296	2,339,079
Accumulated other comprehensive income	13,862	4,563
Retained earnings	274,342	395,281

Total stockholders’ equity	3,534,642	2,742,951

Total liabilities and stockholders’ equity	$6,065,853	$5,066,984

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

VMware was incorporated as a Delaware corporation in 1998 and continued to operate in large measure as a stand-alone company following the Company’s acquisition by EMC Corporation (“EMC”) in 2004 and following VMware’s initial public offering of VMware’s Class A common stock in August 2007. As of September 30, 2010, EMC holds 80.1% of VMware’s outstanding common stock, including 31.7 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock, and VMware is considered a “controlled company” under the rules of the New York Stock Exchange. VMware historically has received, and continues to receive, certain administrative services from EMC, and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as rent, salaries and benefits, plus a mark-up intended to approximate third-party costs, are included in VMware’s consolidated financial statements. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, given that these intercompany transactions did not arise from transactions negotiated at arm’s-length with an unrelated third party, the financial statements included herein may not necessarily reflect the cash flows, results of operations and financial condition had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s cash flows, results of operations and financial condition will be in the future if and when VMware contracts at arm’s-length with unrelated third parties for services the Company has received and currently receives from EMC.

Prior period financial statements have been reclassified to conform to current period presentation.

Approximately $5 million of expenses, which were recorded during the third quarter of 2009, should have been recorded during the second quarter of 2009. As a result, operating expenses for the second quarter of 2009 were understated and operating expenses for the third quarter of 2009 were overstated by approximately $5 million. Prior period amounts are shown as previously reported and do not reflect these differences. The Company performed an evaluation and concluded that this amount is not material to either period and that there is no impact to the year ended December 31, 2009.

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

VMware licenses most of its software under perpetual licenses through its channel of distributors, resellers, x86 system vendors, systems integrators and through its direct sales force. VMware also licenses certain software products on a subscription basis. Revenues relating to products that have shipped into a channel are deferred until the products are sold through the channel. VMware obtains sell-through information from distributors and certain resellers on a monthly basis. For VMware’s channel partners who do not report sell-through data, VMware determines sell-through information based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For software sold by x86 system vendors that is bundled with their hardware, unless the Company has a separate license agreement with the end user, revenue is recognized in arrears upon the receipt of binding royalty reports.

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

Cash and Cash Equivalents and Short-Term Investments

VMware invests a portion of its excess cash primarily in money market funds, highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. VMware classifies all highly liquid investments with maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with maturities of greater than three months from date of purchase as short-term investments. VMware classifies its investments as available-for-sale. VMware may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions and strategic investments, and consequently, VMware may or may not hold securities, with stated maturities greater than twelve months, until maturity. As a result, VMware classifies its investments, which include securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets.

VMware carries its fixed income investments, as well as its equity investments in public companies that have readily determinable fair values, at fair value and reports unrealized gains and losses on these investments, net of estimated tax provisions or benefits, in accumulated other comprehensive income, a component of stockholders’ equity. Unrealized losses which are determined to be other than temporary, as well as realized gains and losses are recorded to VMware’s consolidated statements of income. Realized gains and losses on the sale of fixed income securities issued by the same issuer and of the same type are determined using the first-in first-out (“FIFO”) method. Equity investments, for which VMware has the ability to exercise significant influence over the investee, are accounted for using the equity method of accounting. Under the equity method, VMware’s investment is initially recorded at cost and subsequently adjusted through other income (expense), net on a go forward basis to recognize VMware’s share of the investee’s income (loss) after the acquisition date. VMware periodically evaluates whether declines in fair values of its investments below their cost basis are other-than-temporary. This evaluation consists of several qualitative and quantitative factors, including VMware’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity of the unrealized loss.

In addition, VMware has restrictions on certain cash amounts pursuant to the terms of various agreements. VMware includes this restricted cash in other current assets in the accompanying consolidated balance sheets. The amount of restricted cash was not material in any period presented.

Allowance for Doubtful Accounts

VMware maintains an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. The allowance is based upon the creditworthiness of VMware’s customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts was $4.7 million and $2.5 million as of September 30, 2010 and December 31, 2009, respectively.

Research and Development and Capitalized Software Development Costs

Costs related to research and development (“R&D”) are generally charged to expense as incurred. Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established. Changes in judgment as to when technological feasibility is established, or changes in VMware’s business, including go-to-market strategy, would likely materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability declines in the future, the amount of costs capitalized would likely decrease with a corresponding increase in R&D expense. In addition, VMware’s R&D expenses and amounts capitalized as software development costs may not be comparable to VMware’s peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over periods ranging from 18 to 24 months, which represent the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of revenues generated.

Unamortized software development costs were $113.0 million and $129.4 million as of September 30, 2010 and December 31, 2009, respectively.

In the three months ended September 30, 2010 and 2009, VMware capitalized $8.3 million (including $1.2 million of stock-based compensation) and $10.6 million (including $1.8 million of stock-based compensation), respectively, of costs incurred for the development of software products. In the nine months ended September 30, 2010 and 2009, VMware capitalized $54.6 million (including $8.1 million of stock-based compensation) and $65.4 million (including $11.8 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $26.1 million and $27.0 million for the three months ended September 30, 2010 and 2009, respectively. Amortization expense from capitalized amounts was $71.1 million and $55.3 million for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.

Intangible Assets and Goodwill

Intangible assets, other than goodwill, are amortized over their estimated useful lives which range up to 13 years, during which the assets are expected to contribute directly or indirectly to future cash flows. In the three months ended September 30, 2010 and 2009, VMware amortized $9.9 million and $3.4 million, respectively, for intangible assets. The amortization expense for the nine months ended September 30, 2010 and 2009 was $22.6 million and $10.0 million, respectively.

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

C. Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities, as calculated using the treasury stock method, outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, other unvested restricted stock, and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of September 30, 2010, VMware had 113.9 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share (table in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$84,600	$38,219	$237,559	$140,689

Weighted-average shares, basic for Class A and Class B	411,755	396,366	408,082	392,712
Effect of dilutive securities	14,826	6,522	13,867	4,721

Weighted-average shares, diluted for Class A and Class B	426,581	402,888	421,949	397,433

Net income per weighted-average share, basic for Class A and Class B	$0.21	$0.10	$0.58	$0.36
Net income per weighted-average share, diluted for Class A and Class B	$0.20	$0.09	$0.56	$0.35

For the three months ended September 30, 2010 and 2009, stock options to purchase 1.6 million and 17.1 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, stock options to purchase 3.3 million and 22.0 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

For the three months ended September 30, 2009, 1.0 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. No shares of restricted stock were excluded from the diluted earnings per share calculations for the three months ended September 30, 2010. For the nine months ended September 30, 2010 and 2009, 0.1 million and 1.2 million shares of restricted stock, respectively, were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

D. Investments

During the three months ended June 30, 2010, VMware began investing in fixed income securities. Investments as of September 30, 2010 consist of the following (table in thousands):

	September 30, 2010
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. government and agency obligations	$320,346	$557	$(37)	$320,866
U.S. and foreign corporate debt securities	457,188	901	(147)	457,942
Foreign governments and agency obligations	71,539	136	(1)	71,674
Municipal obligations	658,478	266	(677)	658,067
Asset-backed securities	7,197	—	—	7,197

Total fixed income securities	1,514,748	1,860	(862)	1,515,746
Equity securities	20,000	21,360	—	41,360

Total investments	$1,534,748	$23,220	$(862)	$1,557,106

The net amount of realized gains on investments in the three and nine months ended September 30, 2010 were not material.

As of September 30, 2010, VMware did not have investments in a continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of September 30, 2010 that have been in a net loss position for less than twelve months are classified by investment category as follows (table in thousands):

	Fair Value	Gross Unrealized Losses

U.S. government and agency obligations	$51,294	$(37)
U.S. and foreign corporate debt securities	117,062	(147)
Foreign governments and agency obligations	7,917	(1)
Municipal obligations	374,894	(677)

Total investments	$551,167	$(862)

VMware evaluated its investments in fixed income securities and publicly traded equity securities as of September 30, 2010 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.

Contractual Maturities

The contractual maturities of investments held at September 30, 2010 consist of the following (table in thousands):

	September 30, 2010
	Amortized Cost Basis	Aggregate Fair Value

Due within one year	$781,121	$781,045
Due after 1 year through 5 years	588,147	589,221
Due after 5 years	145,480	145,480

Total	$1,514,748	$1,515,746

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

The following table sets forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheet, that are required to be measured at fair value as of September 30, 2010 (table in thousands):

	Level 1	Level 2	Total
Money-market funds	$1,151,257	$—	$1,151,257
U.S. government and agency obligations	45,183	275,683	320,866
U.S. and foreign corporate debt securities	—	497,031	497,031
Foreign governments and agency obligations	—	74,674	74,674
Municipal obligations	—	663,417	663,417
Asset-backed securities	—	58,679	58,679
Equity securities	41,360	—	41,360

Total cash equivalents and investments	$1,237,800	$1,569,484	$2,807,284

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

VMware’s foreign currency forward contracts are generally traded monthly with a typical contractual term of one month. As of September 30, 2010, VMware had outstanding forward contracts with a total notional value of $153.3 million. The fair value of these forward contracts was immaterial as of September 30, 2010 and therefore excluded from the table above. The fair value was measured under Level 2 sources as discussed above.

F. Business Combinations, Intangible Assets and Goodwill

Business Combinations

Business Acquisitions

The results of operations of all acquired companies and transferred net assets mentioned below have been included in VMware’s consolidated financial statements from the respective dates of purchase or transfer, as applicable. Pro forma results of operations have not been presented as the results of the acquired companies and transferred net assets were not material, individually or in aggregate, to the consolidated results of operations in the three and nine months ended September 30, 2010.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In the nine months ended September 30, 2010, VMware acquired six companies. The aggregate consideration in these acquisitions was $293.0 million, net of cash acquired. The following table summarizes the allocation of the consideration paid to the fair value of the tangible and intangible assets acquired and liabilities assumed in the nine months ended September 30, 2010 (table in thousands):

Other current assets	$6,328
Intangible assets	114,100
Goodwill	182,840
Deferred tax assets	45,931

Total tangible and intangible assets acquired	349,199
Deferred revenue	(21,425)
Deferred tax liabilities	(30,103)
Accrued liabilities and other	(4,701)

Total liabilities assumed	(56,229)

Fair value of tangible and intangible assets acquired and liabilities assumed	$292,970

Transfer of Net Assets Under Common Control

In April 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix information technology (“IT”) management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. Additionally, contingent obligations totaling up to $25.0 million may be payable to EMC by the end of the second anniversary of the transfer. These obligations are subject to EMC’s revenue achievements as described in the asset purchase agreement. The acquired software product technology and expertise will complement VMware’s existing development efforts and expand its vCenter product family.

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

The following table summarizes the net carrying values as of the transfer date of the tangible and intangible assets and liabilities transferred to VMware and the capital contribution from EMC (table in thousands):

Property and equipment	$3,046
Other assets	1,873
Deferred tax asset	48,618
Intangible assets	37,029
Goodwill	275,260

Total tangible and intangible assets acquired	365,826
Deferred revenue	(18,363)
Deferred tax liabilities	(2,082)
Other liabilities	(2,210)
Capital contribution from EMC	(168,171)

Total liabilities assumed and capital received	(190,826)

Tangible and intangible assets acquired and liabilities assumed, and capital received	$175,000

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Intangible Assets

The following table summarizes the fair value of the intangible assets acquired in conjunction with all acquisitions in the nine months ended September 30, 2010 and excludes the intangible assets transferred from EMC in the three months ended June 30, 2010 (table in thousands):

	Weighted- Average Useful Lives (in years)	Fair Value Amount
Purchased technology	4.9	$70,100
Customer relationships and customer lists	6.4	36,000
Trademarks and tradenames	4.4	8,000

Total intangible assets acquired, excluding goodwill		$114,100

The following table summarizes the net carrying value of the intangible assets transferred from EMC as of the transfer date pursuant to the Ionix transaction referenced above (table in thousands):

	Weighted- Average Useful Lives (in years)	Net Carrying Value
Purchased technology	4.3	$19,423
Customer relationships and customer lists	9.6	15,133
Trademarks and tradenames	5.0	2,473

Total intangible assets acquired, excluding goodwill		$37,029

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 consist of the following (table in thousands):

Balance, January 1, 2010	$1,115,769
Increase in goodwill related to business combinations	458,100
Deferred tax adjustments to purchase price allocations on previous acquisitions	2,209
Other adjustments to purchase price allocations on previous acquisitions	(976)

Balance, September 30, 2010	$1,575,102

G. Property and Equipment, Net

Property and equipment, net, as of September 30, 2010 and December 31, 2009 consist of the following (table in thousands):

	September 30, 2010	December 31, 2009
Equipment and software	$411,536	$327,148
Buildings and improvements	267,177	256,758
Furniture and fixtures	52,127	48,075
Construction in progress	4,376	5,892

Total property and equipment	735,216	637,873
Accumulated depreciation	(316,577)	(235,517)

Total property and equipment, net	$418,639	$402,356

Depreciation expense was $29.0 million and $24.9 million in the three months ended September 30, 2010 and 2009, respectively, and $82.7 million and $76.3 million in the nine months ended September 30, 2010 and 2009, respectively.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

H. Accrued Expenses

Accrued expenses as of September 30, 2010 and December 31, 2009 consist of the following (table in thousands):

	September 30, 2010	December 31, 2009
Salaries, commissions, bonuses and benefits	$173,188	$174,207
Accrued partner liabilities	79,017	77,264
Other	109,440	83,052

Total accrued expenses	$361,645	$334,523

Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, x86 system vendors, and system integrators, as well as accrued royalties.

I. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, of which $450.0 million remained outstanding as of September 30, 2010. The note matures in April 2012, with interest payable quarterly in arrears commencing June 30, 2007. The interest rate resets quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points. For the three months ended September 30, 2010 and 2009, $1.2 million and $1.3 million, respectively, of interest expense was recorded related to the note payable. For the nine months ended September 30, 2010 and 2009, $3.1 million and $5.6 million, respectively, of interest expense was recorded related to the note payable. The note may be repaid, without penalty, at any time commencing July 2007. No repayments of principal were made during the three and nine months ended September 30, 2010, respectively.

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

For the three months ended September 30, 2010 and 2009, VMware’s effective income tax rate was 12.6% and a negative 19.9%, respectively. The effective income tax rate was 18.5% and 9.9%, respectively, for the nine months ended September 30, 2010 and 2009. The increase in the effective rate for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, was mainly attributable to the expiration of the U.S. Federal R&D tax credit, an increase in foreign withholding taxes and an increase in other non-deductible expenses. These increases were partially offset by a decrease in unrecognized tax benefits from uncertain tax positions as a percentage of income before tax, as well as by discrete tax benefits related to foreign exchange rates and employee stock purchase plan disqualifying dispositions. During the three months ended September 30, 2010, VMware released $5.3 million in international tax reserves associated with uncertain tax positions, which reduced the effective income tax rate for the quarter by 5.5%. Management has determined that these reserves are no longer required due to the expiration of the applicable statutes of limitations and the acceptance of a ruling by the tax authorities. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware’s foreign operations and no provision for U.S. taxes has been provided with respect thereto.

As of September 30, 2010, VMware had $85.3 million of gross unrecognized tax benefits, which excludes $8.2 million of offsetting tax benefits not recognized on the consolidated balance sheets. VMware’s net unrecognized tax benefits of $82.4 million as of September 30, 2010, if recognized, would benefit VMware’s effective income tax rate. It is reasonably possible that VMware may pay an immaterial amount of the $82.4 million of net unrecognized tax benefits within the next 12 months. However, based on the status of audit examinations and the protocol of finalizing audits, it is not possible to accurately estimate the amount to be paid within the next 12 months. The net unrecognized tax benefits of $82.4 million were classified as a non-current liability on the consolidated balance sheet as of September 30, 2010.

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $2.4 million in interest and penalties for the nine months ended September 30, 2010 and as of September 30, 2010 had $6.3 million of interest and penalties associated with the net unrecognized tax benefits accrued on the consolidated balance sheet. These amounts are not included as components of the $82.4 million of net unrecognized tax benefits at September 30, 2010.

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

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at September 30, 2010 are as follows (table in thousands):

2010	$9,634
2011	38,004
2012	28,924
2013	22,649
2014	18,782
Thereafter	292,912

Total minimum lease payments	$410,905

The amount of the future lease commitments after 2014 is primarily for the ground lease on VMware’s Palo Alto, California headquarter facilities, which expires in 2057. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the commitments are payable.

L. Stockholders’ Equity

Stock Repurchase Program

In March 2010, VMware’s Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of its Class A common stock through the end of 2011. From time to time, stock will be purchased pursuant to this program in the open market or through private transactions, subject to market conditions. In the three months ended September 30, 2010, VMware repurchased and retired 1,853,551 shares of its Class A common stock at a weighted-average price of $76.31 per share for an aggregate purchase price of $141.4 million, including commissions. In the nine months ended September 30, 2010, VMware repurchased and retired 4,258,009 shares of its Class A common stock at a weighted-average price of $67.15 per share for an aggregate purchase price of $285.9 million, including commissions. The amount of repurchased shares was recorded as a reduction to retained earnings. VMware is not obligated to purchase any shares under its stock repurchase program. Subject to applicable corporate and securities laws, repurchases under the stock repurchase program may be made at such times and in such amounts as VMware deems appropriate. Purchases under the stock repurchase program can be discontinued at any time that VMware feels additional purchases are not warranted.

VMware Employee Stock Purchase Plan

For the purchase period ended July 31, 2010, 576,480 shares of Class A common stock were purchased under the Employee Stock Purchase Plan (the “ESPP”) at a purchase price per share of $38.74. For the purchase period ended January 31, 2010, 933,975 shares of Class A common stock were purchased under the ESPP at a purchase price per share of $24.45. The total cash proceeds from the purchases of these shares under the ESPP were $22.3 million and $22.8 million, respectively.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

VMware Stock Options

The following table summarizes option activity since January 1, 2010 for VMware stock options (shares in thousands):

	VMware Stock Options
	Number of shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2010	41,507	$28.34
Granted	3,295	57.18
Forfeited	(1,860)	29.79
Expired	(138)	82.72
Exercised	(12,710)	24.44

Outstanding, September 30, 2010	30,094	32.81

Cash proceeds from the exercise of VMware stock options for the nine months ended September 30, 2010 were $310.7 million. The options exercised during the nine months ended September 30, 2010 had a pre-tax intrinsic value of $515.7 million. As of September 30, 2010, 30.1 million stock options were outstanding, with an aggregate intrinsic value of $1,583.3 million based upon the closing share price as of September 30, 2010.

VMware Restricted Stock

VMware restricted stock primarily consists of restricted stock units granted to employees and also includes restricted stock awards and other restricted stock. The following table summarizes restricted stock activity since January 1, 2010 (shares in thousands):

	VMware Restricted Stock
	Number of shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2010	9,211	$33.21
Granted	4,079	73.90
Vested	(3,246)	32.11
Forfeited	(551)	35.60

Outstanding, September 30, 2010	9,493	50.94

The total fair value of VMware restricted stock-based awards that vested in the nine months ended September 30, 2010 was $221.1 million. As of September 30, 2010, restricted stock unit awards and other restricted stock representing 9.5 million shares of VMware were outstanding, with an aggregate intrinsic value of $806.3 million based on the closing share price as of September 30, 2010. Shares underlying restricted stock unit awards are not issued until the restricted stock units vest. These shares are scheduled to vest through 2014.

Shares Repurchased for Tax Withholdings

During the three months ended September 30, 2010 and 2009, VMware repurchased or withheld and retired 332,240 shares and 208,558 shares of Class A common stock for $27.0 million and $7.1 million, respectively, to cover tax withholding obligations. During the nine months ended September 30, 2010 and 2009, VMware repurchased or withheld and retired 1,085,149 shares and 885,036 shares of Class A common stock for $72.6 million and $25.3 million, respectively. Pursuant to the respective agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The amount of repurchased or withheld shares, including restricted stock units, was recorded as a reduction to retained earnings.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of license revenues	$395	$330	$1,170	$973
Cost of services revenues	4,387	4,003	12,601	10,941
Research and development	43,124	34,250	117,292	84,587
Sales and marketing	18,102	15,763	49,601	42,908
General and administrative	7,649	8,006	24,526	24,214

Total stock-based compensation expense	$73,657	$62,352	$205,190	$163,623

For the three months ended September 30, 2010 and 2009, VMware capitalized $1.2 million and $1.8 million, respectively, of stock-based compensation expense associated with capitalized software development. For the nine months ended September 30, 2010 and 2009, VMware capitalized $8.1 million and $11.8 million, respectively, of stock-based compensation expense associated with capitalized software development.

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the three and nine months ended September 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
VMware Stock Options	2010	2009	2010	2009
Dividend yield	None	None	None	None
Expected volatility	37.3%	35.1%	38.0%	36.0%
Risk-free interest rate	1.1%	2.1%	1.5%	2.0%
Expected term (in years)	3.5	3.9	3.5	3.9
Weighted-average fair value at grant date	$26.09	$10.90	$17.96	$9.78

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
VMware Employee Stock Purchase Plan	2010	2009	2010	2009
Dividend yield	None	None	None	None
Expected volatility	34.2%	43.0%	33.1%	50.9%
Risk-free interest rate	0.2%	0.4%	0.2%	0.3%
Expected term (in years)	0.5	0.6	0.5	0.5
Weighted-average fair value at grant date	$19.11	$8.08	$15.18	$7.79

For all equity awards granted in the three and nine months ended September 30, 2010 and 2009, VMware’s expected dividend yield input was zero as VMware has not historically paid, and does not expect in the future to pay, cash dividends on its common stock. VMware’s expected volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based upon an analysis of the expected terms of similar grants of comparable publicly-traded companies. The risk-free interest rate was based on a zero-coupon U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

M. Comprehensive Income

The following table sets forth the components of comprehensive income for the three and nine months ended September 30, 2010 and 2009, respectively (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$84,600	$38,219	$237,559	$140,689
Comprehensive income:
Unrealized gains and losses on available-for-sale securities, net of taxes of $4,195, $669, $5,699 and $1,854	6,858	1,092	9,299	3,026
Reclassification of (gains) losses on available-for-sale securities recognized during the period, net of taxes of $3, $0, $3 and $0	8	—	8	—

Total comprehensive income, net of taxes	$91,466	$39,311	$246,866	$143,715

In each period presented on VMware’s consolidated balance sheets, accumulated other comprehensive income consisted of unrealized gains and losses on available-for-sale securities, net of taxes.

N. Related Party Transactions

In April 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. See Note F for further information.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end users. In the three months ended September 30, 2010 and 2009, VMware recognized revenues of $8.0 million and $1.5 million, respectively, from products sold pursuant to VMware’s reseller arrangement with EMC. In the nine months ended September 30, 2010 and 2009, VMware recognized revenues of $25.0 million and $4.1 million, respectively, from products sold pursuant to VMware’s reseller arrangement with EMC. As of September 30, 2010, $41.8 million of revenues from products sold under the reseller arrangement were included in deferred revenue.

In the three months ended September 30, 2010 and 2009, VMware recognized professional services revenues of $16.6 million and $4.9 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. In the nine months ended September 30, 2010 and 2009, VMware recognized professional services revenues of $38.6 million and $15.0 million, respectively, from such contractual arrangements with EMC. As of September 30, 2010, $2.3 million of revenues from professional services to EMC customers were included in deferred revenue.

In the three months ended September 30, 2010 and 2009, VMware recognized revenues of $2.5 million and $0.7 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. In the nine months ended September 30, 2010 and 2009, VMware recognized $4.8 million and $2.0 million, respectively, from such contractual arrangements with EMC. As of September 30, 2010, $4.7 million of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

VMware purchased storage systems and software, as well as consulting services, from EMC for $6.7 million and $1.0 million in the three months ended September 30, 2010 and 2009, respectively, and for $13.2 million and $8.2 million in the nine months ended September 30, 2010 and 2009, respectively.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware’s personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, EMC incurs certain costs on VMware’s behalf in the U.S., which historically primarily related to a shared system for travel. In the fourth quarter of 2009, VMware implemented its own travel system in the U.S. and is now incurring these costs directly. The total cost of these services provided to VMware by EMC was $18.0 million and $24.9 million in the three months ended September 30, 2010 and 2009, respectively, and $49.8 million and $78.0 million in the nine months ended September 30, 2010 and 2009, respectively.

As calculated under VMware’s tax sharing agreement with EMC, VMware paid EMC $5.1 million in the nine months ended September 30, 2010 for its portion of EMC’s 2009 consolidated federal income taxes. No payments were made by VMware to EMC during the three months ended September 30, 2010. During the three and nine months ended September 30, 2009, VMware paid $11.7 million and $14.2 million, respectively, for its portion of EMC’s taxes related to the consolidated state income tax returns and

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

consolidated federal income tax return for various periods, and the conclusion of the 2005 and 2006 federal income tax audit. Under the same tax sharing agreement, EMC paid VMware $2.5 million during the nine months ended September 30, 2010 for a refund of an overpayment related to the consolidated federal and state income taxes for the fiscal year ended December 31, 2008. No payments were made by EMC to VMware during the three months ended September 30, 2010. During the three and nine months ended September 30, 2009, EMC paid VMware $19.7 million and $107.6 million, respectively, for the VMware stand-alone federal taxable loss for the fiscal year ended December 31, 2008 and for a refund of an overpayment related to VMware’s portion of EMC’s 2007 federal consolidated tax return. The amounts that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis, and the difference is presented as a component of stockholders’ equity.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC. In the three months ended September 30, 2010 and 2009, $1.2 million and $1.3 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. In the nine months ended September 30, 2010 and 2009, $3.1 million and $5.6 million, respectively, of interest expense was recorded related to the note payable. VMware’s interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

As of September 30, 2010, VMware had $38.0 million due from EMC, which was partially offset by $27.0 million due to EMC. The net amount due from EMC as of September 30, 2010 was $11.0 million and resulted from the related party transactions described above. In addition to the $11.0 million due from EMC, as of September 30, 2010, VMware had $118.1 million of income taxes receivable due from EMC, which is included in other current assets, and $6.2 million of income taxes payable due to EMC, which is included in accrued expenses and other, on VMware’s consolidated balance sheets. A large portion of the income tax receivable is related to 2010 federal income taxes and is expected to be received from EMC after the 2010 consolidated federal tax return extension is filed. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Revenues by geographic area are as follows (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$362,350	$246,070	$1,013,265	$723,804
International	351,895	243,681	1,008,417	691,932

Total	$714,245	$489,751	$2,021,682	$1,415,736

Long-lived assets by geographic area, which primarily include property and equipment, net in the United States, at September 30, 2010 and December 31, 2009 are as follows (table in thousands):

	September 30, 2010	December 31, 2009
United States	$307,335	$297,232
International	44,712	42,758

Total	$352,047	$339,990

No country other than the United States accounted for 10% or more of these assets at September 30, 2010 or December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In the third quarter and first nine months of 2010 we derived over 85% of our sales from our channel partners, which include distributors, resellers, x86 system vendors and system integrators. The remainder is primarily derived from direct sales. We have also developed a network of indirect channel partners who fulfill orders through our direct channel partners.

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

Our current financial focus is on long-term revenue growth to generate free cash flows1 to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization, and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction in 2009 of VMware vSphere, the next generation of VMware Infrastructure, and VMware View 4, which is integrated with VMware vSphere, we have introduced more products, including the latest versions of the above mentioned products in the third quarter of 2010, that build on the vSphere foundation. We plan to continue to introduce additional products through 2010 and beyond. Additionally, we have made, and expect to continue to make, acquisitions designed to strengthen our product offerings and/or extend our strategy to deliver solutions that can be hosted at customer data centers or at service providers.

From mid-2008 and through most of 2009, we observed that customers responded to the economic downturn with reductions in IT spending. As a result, customers were subjecting larger orders, such as ELAs, to a longer review process and in certain cases were purchasing products to meet their immediate needs, foregoing larger discounts offered under ELAs. While the overall macroeconomic environment appears to be improving, we believe that we have benefited from previously pent-up demand, and it is unclear if our recent improved sales results reflect a long-term improving trend. We therefore remain conservative in our planning and expect to continue to manage our resources prudently, while making key investments with the objective of maximizing long-term growth.

Although we believe we are currently the leading provider of virtualization infrastructure software solutions, we face competitive threats to our leadership position from a number of companies, some of which have significantly greater resources than we do, which could result in increased pressure to reduce prices on our offerings. As a result, we believe it is important to continue to invest in strategic initiatives related to product research and development, market expansion and associated support functions to expand our industry leadership. We believe that we will be able to continue to meet our product development objectives through continued investment in our existing infrastructure, supplemented with strategic hires and acquisitions, funded through the operating cash flows generated from the sale of our products and services. We believe this is the appropriate priority for the long-term health and growth of our business.

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

Our maintenance-related services revenues are typically recognized ratably over periods from one to five years subsequent to the initial contract, whereas our license revenues are generally recognized upon electronic shipment of the software. As a consequence, variability in operating margin can result from differences in when we quote and contract for our services and when the cost is incurred. Variability in operating margin can also result when we recognize our foreign denominated deferred maintenance revenues in future periods. Due to our use of the U.S. Dollar as our functional currency, deferred revenue remains at its historical rate when recognized into revenue while our operating expenses in future periods are based upon the foreign exchange rates at that time. Our deferred revenue, both current and long-term, represents a liability on our consolidated balance sheets as the requirements of revenue recognition have not yet been met, and it consists of amounts received from customers and amounts billed but not collected for which revenue has not yet been recognized. As of September 30, 2010, over 90% of our deferred revenue balance will be recognized as revenue with the passage of time or with the delivery of professional services. The remainder is tied solely to product release events. We believe our overall deferred revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.

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

Our Relationship with EMC

As of September 30, 2010, EMC owned 31,677,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 80.1% of our total outstanding shares of common stock and 97.3% of the combined voting power of our outstanding common stock.

In April 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0. EMC retained the Ionix brand and will continue to offer customers the products acquired by us, pursuant to the ongoing reseller agreement we have with EMC. The net assets and expertise acquired from EMC constituted a business and were accounted for as a business combination between entities under common control pursuant to generally accepted accounting principles.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles our products and services with EMC’s hardware and sells them to end users. In the third quarter of 2010 and 2009, we recognized revenues of $8.0 and $1.5, respectively, from products sold pursuant to our reseller arrangement with EMC. In the first nine months of 2010 and 2009, we recognized revenues of $25.0 and $4.1, respectively, from products sold pursuant to our reseller arrangement with EMC. As of September 30, 2010, $41.8 of revenues from products sold under the reseller arrangement were included in deferred revenue.

In the third quarter of 2010 and 2009, we recognized professional services revenues of $16.6 and $4.9, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. In the first nine months of 2010 and 2009, we recognized professional services revenues of $38.6 and $15.0, respectively, from such contractual arrangements with EMC. As of September 30, 2010, $2.3 of revenues from professional services to EMC customers were included in deferred revenue.

In the third quarter of 2010 and 2009, we recognized revenues of $2.5 and $0.7, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. In the first nine months of 2010 and 2009, we recognized $4.8 and $2.0, respectively, from such contractual arrangements with EMC. As of September 30, 2010, $4.7 of revenues from server and desktop products and services purchased by EMC for internal use were included in deferred revenue.

We purchased storage systems and software, as well as consulting services, from EMC for $6.7 and $1.0 in the third quarter of 2010 and 2009, respectively, and $13.2 and $8.2 in the first nine months of 2010 and 2009, respectively.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, EMC incurs certain costs on our behalf in the U.S., which historically primarily related to a shared system for travel. In the fourth quarter of 2009, we implemented our own travel system in the U.S. and are now incurring these costs directly. The total cost of these services provided to us by EMC was $18.0 and $24.9 in the third quarter of 2010 and 2009, respectively, and $49.8 and $78.0 in the first nine months of 2010 and 2009, respectively.

As calculated under our tax sharing agreement with EMC, we paid EMC $5.1 in the first nine months of 2010 for our portion of EMC’s 2009 consolidated federal income taxes. No payments were made by us to EMC during the third quarter of 2010. During the third quarter and first nine months of 2009, we paid $11.7 and $14.2, respectively, for our portion of EMC’s taxes related to the consolidated state income tax returns and consolidated federal income tax return for various periods, and the conclusion of the 2005 and 2006 federal income tax audit. Under the same tax sharing agreement, EMC paid us $2.5 during the first nine months of 2010 for a refund of an overpayment related to the consolidated federal and state income taxes for the fiscal year ended December 31, 2008. No payments were made by EMC to us during the third quarter of 2010. During the third quarter and first nine months of 2009, EMC paid us $19.7 and $107.6, respectively, for our stand-alone federal taxable loss for the fiscal year ended December 31, 2008 and for a refund of an overpayment related to our portion of EMC’s 2007 federal consolidated tax return. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis, and the difference is presented as a component of stockholders’ equity.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC. In the third quarter of 2010 and 2009, $1.2 and $1.3, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. In the first nine months of 2010 and 2009, $3.1 and $5.6, respectively, of interest expense was recorded related to the note payable. Our interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

As of September 30, 2010, we had $38.0 due from EMC, which was partially offset by $27.0 due to EMC. The net amount due from EMC as of September 30, 2010 was $11.0 and resulted from the related party transactions described above. In addition to the $11.0 due from EMC, as of September 30, 2010, we had $118.1 of income taxes receivable due from EMC, which is included in other current assets, and $6.2 of income taxes payable due to EMC, which is included in accrued expenses and other, on our consolidated balance sheets. A large portion of the income tax receivable is related to 2010 federal income taxes and is expected to be received from EMC after the 2010 consolidated federal tax return extension is filed. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Sources of Revenues

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally priced and licensed on a perpetual basis based upon the number of physical desktop computers or server processors on which our software runs. Certain products are licensed on a subscription basis. Effective September 1, 2010, our management solutions are priced on a per-virtual-machine basis. The new model better aligns to customer use cases to manage the number of virtual machines, rather than to the management of physical hardware.

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

Professional services revenues

Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or by other vendors. Professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours incurred and estimated hours of completion. Professional services engagements that are on a time and materials basis are recognized based on hours incurred. Revenues on all other professional services engagements are recognized upon completion.

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

Cost of services revenues

Our cost of services revenues includes the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services.

Research and development expenses

Our research and development (“R&D”) expenses include the personnel and related overhead associated with the research and development of new product offerings and the enhancement of our existing software offerings, net of amounts capitalized.

Sales and marketing expenses

Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and certain marketing initiatives, including our annual VMworld conferences in U.S. and Europe. Sales commissions are generally earned and expensed when a firm order is received from the customer.

General and administrative expenses

Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, facilities, human resources, IT infrastructure and legal departments.

Results of Operations

Revenues

Our revenues for the third quarter and first nine months of 2010 and 2009 are as follows:

	For the Three Months Ended September 30,		% Change	For the Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Revenues:
License	$343.2	$240.3	43%	$979.1	$725.2	35%
Services:
Software maintenance	314.1	212.8	48	871.8	577.6	51
Professional services	56.9	36.7	55	170.8	112.9	51

Total services	371.0	249.5	49	1,042.6	690.5	51

	$714.2	$489.8	46	$2,021.7	$1,415.7	43

Revenues:
United States	$362.3	$246.1	47%	$1,013.3	$723.8	40%
International	351.9	243.7	44	1,008.4	691.9	46

	$714.2	$489.8	46	$2,021.7	$1,415.7	43

Total revenues increased by $224.5 or 46%, to $714.2 in the third quarter of 2010, compared with $489.8 in the third quarter of 2009. The revenue mix in the third quarter of 2010 reflected an increase of $103.0 in license revenues and an increase of $121.5 in services revenues as compared with the third quarter of 2009. Total revenues increased by $605.9, or 43%, to $2,021.7 in the first nine months of 2010, compared with $1,415.7 in the first nine months of 2009, reflecting an increase of $253.8 in license revenues and an increase of $352.1 in services revenues. The shift in our revenue mix year-over-year is primarily due to increases in services revenues which continued to benefit from strong maintenance renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with software licenses. Geographically, both U.S. and international revenues increased in the third quarter and first nine months of 2010 as compared to the same periods in the prior year. In the U.S., the federal market was particularly strong compared to the same period last year. Internationally, revenues increased due to strong demand across all regions, despite on-going macro-economic concerns, particularly in Europe.

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

Historically, most of our revenue contracts with international customers were denominated in U.S. Dollars. In conjunction with the general release of VMware vSphere in the second quarter of 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. While variability in operating margin due to foreign exchange fluctuations is reduced as a result of invoicing in these local currencies in which we also have expenses, additional risk of variability in revenues due to foreign currency fluctuations is introduced when these locally denominated revenues are remeasured into U.S. Dollars. Given that we began to invoice and collect in currencies other than the U.S. Dollar during the second quarter of 2009, the third quarter of 2010 is the first period in which we were able to determine the year-over-year impact of foreign currency fluctuations on our revenues. We calculate the foreign currency impact on our revenues as the difference between revenues translated at current exchange rates and the same revenues translated at prior-period exchange rates. Our growth in revenues in the third quarter of 2010 was negatively impacted from a strengthening in the U.S. Dollar against the foreign currencies in which we invoice as compared with the same period in the prior year. On a constant currency basis, our revenue growth would have been 47% in the third quarter of 2010 compared to the third quarter of 2009, as compared with the 46% shown in the table above. The uncertainty and volatility of currency fluctuations will continue to impact our results.

The macroeconomic environment continues to generate some uncertainty around how much will be spent on IT over the foreseeable future. We believe that our customers continue to adopt our product platform as a strategic investment that delivers substantial cost savings, improved efficiency and flexibility for their business. Although we have observed an increase in customer spending that began in the fourth quarter of 2009 and has extended through the first nine months of 2010, we believe the increase was primarily in response to fiscal year-end spending trends, product promotions, and previously pent-up demand. In the face of continuing economic uncertainty, currency volatility, and potential decelerated IT spending, we are planning conservatively for the remainder of 2010 and into 2011.

License Revenues

Software license revenues increased by $103.0 or 43%, to $343.2 in the third quarter of 2010, compared with $240.3 in the third quarter of 2009. Software license revenues increased by $253.8 or 35%, to $979.1 in the first nine months of 2010, compared with $725.2 in the first nine months of 2009. We believe license revenues benefited from strong customer demand for the vSphere platform, a foundation to cloud computing, as well as growing interest in our desktop solutions. However, despite customer interest in deploying virtualization solutions as they update their IT infrastructure, we believe demand for our products remains subject to the challenges that our customers face due to continuing uncertainty in the economic environment. Although we believe there is generally a quick return on investment in virtualization, organizations often update their IT infrastructure when deploying virtualization, and the hardware investment is a capital outlay that is several times larger than that of our software.

We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). ELAs continue to be an important component of our revenue growth and are offered both directly and through certain channel partners. ELAs are core to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application and infrastructure management suite, our disaster recovery products, and our desktop products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately, but the remainder is deferred and recognized as services maintenance revenues in future periods. In addition, ELAs typically include an initial maintenance period that is longer than other types of license sales.

In the third quarter and first nine months of 2010, we observed an increase in the volume of our ELAs as compared to the third quarter and first nine months of 2009, due in part to growing international customer interest. In addition, during the third quarter and first nine months of 2010, customers are generally renewing their ELAs at a dollar value higher than the original transaction and with an average maintenance term of three years. The increase in the value of the renewed ELAs includes additional products and upgrades added to the renewed ELAs, as well as the expanding use of originally purchased products within the customer’s environment.

Services Revenues

Services revenues increased $121.5 or 49%, to $371.0 in the third quarter of 2010, compared with $249.5 in the third quarter of 2009. Services revenues increased $352.1 or 51%, to $1,042.6 in the first nine months of 2010, compared with $690.5 in the first nine months of 2009. The increase in services revenues during the third quarter and the first nine months of 2010 was primarily attributable to growth in our software maintenance revenues.

Software maintenance revenues increased $101.3 or 48%, to $314.1 in the third quarter of 2010, compared with $212.8 in the third quarter of 2009. Software maintenance revenues increased $294.3 or 51%, to $871.8 in the first nine months of 2010, compared with $577.6 in the first nine months of 2009. In the third quarter and first nine months of 2010, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses. In the third quarter, consistent with previous quarters, customers continue to buy, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture.

Professional services revenues increased $20.2 or 55%, to $56.9 in the third quarter of 2010, compared with $36.7 in the third quarter of 2009. Professional services revenues increased $57.9 or 51%, to $170.8 in the first nine months of 2010, compared with $112.9 in the first nine months of 2009. In the third quarter and first nine months of 2010, professional services revenues increased largely due to incremental services revenues from our acquired businesses and customer training related to vSphere deployments. We do not expect strong growth in our professional services revenues as we continue to invest in our partners and the eco-system to broadly offer the best set of solutions to our customers. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.

Operating Expenses

Information about our operating expenses is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Operating expenses:
Cost of license revenues	$46.3	$37.5	$126.7	$85.7
Cost of services revenues	80.2	58.5	226.6	166.5
Research and development	175.4	133.5	475.3	360.3
Sales and marketing	251.7	185.2	700.2	506.8
General and administrative	66.6	51.7	195.5	148.3

Total operating expenses	$620.2	$466.4	$1,724.3	$1,267.6

Operating income	$94.0	$23.2	$297.4	$148.1

Percentage of revenues:
Cost of license revenues	6.5%	7.7%	6.3%	6.1%
Cost of services revenues	11.2	11.9	11.2	11.8
Research and development	24.6	27.3	23.5	25.4
Sales and marketing	35.2	37.8	34.6	35.8
General and administrative	9.3	10.6	9.7	10.4

Total operating expenses	86.8%	95.3%	85.3%	89.5%

Operating margin	13.2%	4.7%	14.7%	10.5%

Operating margins increased from 4.7% in the third quarter of 2009 to 13.2% in the third quarter of 2010. Operating margins increased from 10.5% in the first nine months of 2009 to 14.7% in the first nine months of 2010. Increases in our operating margins in the third quarter and first nine months of 2010 primarily related to our increase in revenues, which outpaced our increase in expenses. In evaluating our results, we generally exclude stock-based compensation, employer payroll taxes on employee stock transactions, amortization of intangible assets, acquisition-related items and the net effect of the amortization and capitalization of software development costs. We instead focus on the remaining operational expenses—our “core operating expenses”. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are independent of the items shown in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of license revenues:
Stock-based compensation	$0.4	$0.3	$1.2	$1.0
Employer payroll tax on employee stock transactions	—	—	0.1	—
Intangible amortization	6.7	2.9	15.4	8.4
Capitalized software development costs amortization	26.1	27.0	71.1	55.3

Cost of services revenues:
Stock-based compensation	4.4	4.0	12.6	10.9
Employer payroll tax on employee stock transactions	0.4	—	0.6	—
Intangible amortization	1.5	—	3.2	—

Research and development:
Stock-based compensation	43.1	34.3	117.3	84.6
Employer payroll tax on employee stock transactions	3.1	0.5	5.8	1.1
Intangible amortization	0.6	—	1.7	—
Total capitalized software development costs	(8.3)	(10.6)	(52.9)	(65.4)
Stock-based compensation included in total capitalized software development costs above	1.2	1.8	8.1	11.8

Sales and marketing:
Stock-based compensation	18.1	15.8	49.6	42.9
Employer payroll tax on employee stock transactions	2.1	0.2	3.1	0.4
Intangible amortization	1.1	0.4	2.1	1.2

General and administrative:
Stock-based compensation	7.6	8.0	24.5	24.2
Employer payroll tax on employee stock transactions	0.8	0.1	1.3	0.3
Intangible amortization	—	0.1	0.1	0.4
Acquisition related items	1.0	0.8	3.2	0.8

Stock-Based Compensation Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation, excluding amounts capitalized	$73.7	$62.4	$205.2	$163.6
Stock-based compensation capitalized	1.2	1.8	8.1	11.8

Stock-based compensation, including amounts capitalized	$74.9	$64.2	$213.3	$175.4

Stock-based compensation expense increased by $10.7 in the third quarter of 2010, as compared to the third quarter of 2009 and increased by $37.9 in the first nine months of 2010 as compared to the first nine months of 2009, primarily due to increases for grants made to new employees of $10.5 and $20.3, respectively, increases of $6.1 and $23.5, respectively, from equity awards issued in connection with the acquisition of SpringSource late in the third quarter of 2009, and increases of $1.5 and $12.8, respectively, from refresh awards made to our existing employees. These increases were offset in part by decreases of $7.0 and $16.9, respectively, primarily related to forfeitures and grants reaching a fully vested status.

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

As of September 30, 2010, the total unamortized fair value of our outstanding equity-based awards held by our employees was approximately $623.5. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $86.0, $254.0, $153.6, $99.6 and $30.3 for the remainder of 2010, 2011, 2012, 2013 and 2014, respectively.

In future quarters, our total stock-based compensation expense is expected to increase as a result of additional equity grants we have recently made as well as grants we expect to make. Stock-based compensation expense reported is subject to the amount of stock-based compensation that may be capitalized for the development of new software products and the amount of awards that are forfeited.

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

In the third quarter of 2010, we capitalized $8.3 (including $1.2 of stock-based compensation) of costs incurred for the development of software products, compared with $10.6 (including $1.8 of stock-based compensation) in the third quarter of 2009. In the first nine months of 2010, we capitalized $54.6 (including $8.1 of stock-based compensation) of costs incurred for the development of software products, compared with $65.4 (including $11.8 of stock-based compensation) in the first nine months of 2009. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income. The decrease in capitalized software development costs of $10.8 in the first nine months of 2010 as compared to the first nine months of 2009 was primarily due to a reduction of $9.5 in costs capitalized in the first nine months of 2010 related to the development of both VMware vSphere 4.0 and its latest version, version 4.1, as compared to the first nine months of 2009. The change in capitalized costs in the third quarter of 2010 as compared to the third quarter of 2009 was not material.

In the third quarter of 2010, amortization expense from capitalized software development costs decreased by $0.9 to $26.1, as compared to $27.0 in the third quarter of 2009. In the first nine months of 2010, amortization expense from capitalized amounts increased by $15.8 to $71.1, as compared to $55.3 in the first nine months of 2009. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. The increase in the amortization of software development costs during the first nine months of 2010 compared with the first nine months of 2009 was primarily due to the general release of VMware vSphere 4.0 in the second quarter of 2009 and the subsequent release of an update, version 4.1, in the third quarter of 2010. This resulted in an increase in amortization of $30.0 in the first nine months of 2010 as compared to the first nine months of 2009. This increase was partially offset by $16.0 of amortization for certain capitalized projects that were fully amortized prior to the first nine months of 2010. The change in amortization expense in the third quarter of 2010 as compared to the third quarter of 2009 was not material.

Intangible Amortization & Other

Intangible amortization and the other remaining expenses shown in the operating expenses table above increased by $12.3 to $17.3 in the third quarter of 2010, as compared to $5.0 in the third quarter of 2009 and increased by $24.1 to $36.7 in the first nine months of 2010, as compared to $12.6 in the first nine months of 2009. The increase in the third quarter and first nine months of 2010 was primarily due to an increase in intangible amortization of $6.5 and $12.6, respectively, primarily resulting from new acquisitions, as well as increases of approximately $5.6 and $9.2, respectively, in employer payroll taxes on employee stock transactions mainly related to the increase in the market value of our stock and the number of awards exercised, sold or vested.

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

Core operating expenses increased by $129.2 or 34% in the third quarter of 2010 compared to the third quarter of 2009, and $366.5 or 34% in the first nine months of 2010 as compared to the first nine months of 2009. As quantified below, the increase was primarily due to an increase in employee-related expenses. Employee-related expenses include salaries, benefits, bonuses, commissions, and recruiting and training. The increase in employee related expenses for the aforementioned periods was primarily due to higher salaries and benefits expenses largely as a result of incremental headcount from strategic hiring and acquisitions, and from higher commission expense as a result of increased sales volumes. In addition, as quantified below, costs associated with incremental license and services revenues contributed to the increase in core operating expenses, along with increases in marketing program expenses and increases in travel and entertainment costs.

A portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. The effect of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies, on operating expenses was a decrease of $4.9 in the third quarter of 2010, and an increase of $8.0 in the first nine months of 2010, in each case as compared with the same period in the prior year.

Cost of License Revenues

Core expenses in cost of license revenues increased by $5.8 or 80% in the third quarter of 2010 compared to the third quarter of 2009, and by $18.0 or 85% in the first nine months of 2010 as compared to the first nine months of 2009. Royalty and licensing costs in connection with technology licensed from third-party providers that are used in our products primarily composed $5.6 and $15.8, respectively, of the increase.

Cost of Services Revenues

Core expenses in cost of services revenues increased by $19.5 or 36% in the third quarter of 2010 compared to the third quarter of 2009, and by $54.8 or 35% in the first nine months of 2010 as compared to the first nine months of 2009. The increases were primarily due to increases in employee-related expenses of $10.7 and $27.3, respectively, which were largely driven by incremental headcount from strategic hiring and acquisitions, as well as increases in costs we incurred to provide technical support and professional services of $6.5 and $18.0, respectively, primarily associated with increased services revenues.

Research and Development Expenses

Core R&D expenses increased by $28.0 or 26% in the third quarter of 2010 compared to the third quarter of 2009, and by $67.1 or 20% in the first nine months of 2010 compared to the first nine months of 2009. The increases were primarily due to increases in employee-related expenses of $21.9 and $57.5, respectively, driven primarily by incremental headcount from strategic hiring and acquisitions.

Sales and Marketing Expenses

Core sales and marketing expenses increased by $61.6 or 36% in the third quarter of 2010 compared to the third quarter of 2009, and by $183.1 or 40% in the first nine months of 2010 compared to the first nine months of 2009. The increases were primarily due to increases in employee-related expenses of $42.8 and $114.1, respectively, driven by higher salaries as a result of incremental headcount from strategic hiring and acquisitions as well as by higher commission expense due to increased sales volumes. In support of our expanding markets and sales efforts, the costs of marketing programs increased by $7.9 and $20.7, respectively, and travel and entertainment expense increased by $6.8 and $12.5, respectively. Also contributing to the increase in expense for the first nine months of 2010 was the adverse impact of $4.9 from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies. The increase in sales and marketing expense during the third quarter of 2010 was partially offset by the positive impact of $2.5 from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies.

General and Administrative Expenses

Core general and administrative expenses increased by $14.3 or 33% in the third quarter of 2010 compared to the third quarter of 2009, and by $43.6 or 36% in the first nine months of 2010 compared to the first nine months of 2009, primarily due to increases of $6.8 and $16.6, respectively, related to corporate expenses, including legal, audit and tax fees, and contributions to our charitable foundation. In addition, depreciation and equipment expenses increased $3.2 and $6.9, respectively, and employee-related expenses increased by $1.9 and $9.5, respectively.

Investment Income

Investment income increased by $0.7 or 45%, to $2.3 in the third quarter of 2010, as compared to $1.6 in the third quarter of 2009. Investment income decreased by $3.2 or 44%, to $4.0 in the first nine months of 2010, as compared to $7.2 in the first nine months of 2009. Investment income primarily consists of interest earned on cash, cash equivalents and short-term investments balances partially offset by the amortization of premiums paid on fixed income securities. Investment income decreased in the first nine months of 2010 compared with the first nine months of 2009 primarily due to a decrease in the average rate of interest earned as a result of lower market interest rates. We began investing in fixed income securities during the second quarter of 2010 with the objective of achieving an appropriate investment return consistent with preserving principal and managing risk, which contributed to the increase of interest income in the third quarter of 2010 compared to the third quarter of 2009.

Interest Expense with EMC, Net

Interest expense with EMC, net, decreased by $0.1 or 6%, to $1.2 in the third quarter of 2010, as compared to $1.3 in the third quarter of 2009. Interest expense with EMC, net decreased by $2.9 or 48%, to $3.1 in the first nine months of 2010, as compared to $6.0 in the first nine months of 2009. Interest expense with EMC, net primarily consists of interest expense incurred on the note issued to EMC in April 2007. The decrease in interest expense in the third quarter and first nine months of 2010 as compared with the third quarter and first nine months of 2009 was due to lower interest rates on the note. For the third quarter of 2010 and 2009, the interest rate on the note payable was 1.08% and 1.15%, respectively. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter. We expect our interest expense on the note payable to decrease in the fourth quarter as a result of a decrease of the interest rate on the note payable to 0.84%.

Other Income (Expense), Net

Other income, net decreased by $6.7 or 80%, to $1.6 in the third quarter of 2010, as compared to $8.3 in the third quarter of 2009. Other expense, net changed by $13.9 or 201%, to $7.0 in the first nine months of 2010, as compared to other income, net of $6.9 in the first nine months of 2009. Other income, net changed in the third quarter of 2010 compared with the third quarter of 2009 primarily due to a gain of $5.9 recognized in the third quarter of 2009 from the re-measurement to fair value of a previously held equity interest in SpringSource in connection with the acquisition of SpringSource. Other expense, net changed in the first nine months of 2010 compared with other income, net for the first nine months of 2009 primarily due to the aforementioned gain of $5.9 recognized in the third quarter of 2009, as well as a $7.9 decrease from the net impact of net losses on foreign currency transactions and foreign currency forward contracts.

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

Our effective income tax rate was 12.6% for the third quarter of 2010 as compared with a negative rate of 19.9% for the third quarter of 2009. The effective income tax rate was 18.5% and 9.9%, respectively, for the first nine months of 2010 and 2009. The increase in the effective rate for the third quarter and first nine months of 2010, compared to the third quarter and first nine months of 2009, was mainly attributable to the expiration of the U.S. Federal R&D tax credit, an increase in foreign withholding taxes and an increase in other non-deductible expenses. These increases were partially offset by a decrease in unrecognized tax benefits from uncertain tax positions as a percentage of income before tax, as well as by discrete tax benefits related to foreign exchange rates and employee stock purchase plan disqualifying dispositions. As of September 30, 2010, we released $5.3 in international tax reserves associated with uncertain tax positions, which reduced the effective income tax rate for the third quarter of 2010 by 5.5%. We determined that these reserves are no longer required due to the expiration of the applicable statutes of limitations and the acceptance of a ruling by the tax authorities.

Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto.

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

Liquidity and Capital Resources

	September 30,
	2010	2009
Cash and cash equivalents	$1,347.1	$2,176.2
Short-term investments	1,557.1	24.9

Total cash, cash equivalents and short-term investments	$2,904.2	$2,201.1

Our operating activities in the third quarter and first nine months of 2010 and 2009, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the third quarter and first nine months of 2010 and 2009 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$196.7	$199.4	$767.8	$701.9
Net cash used in investing activities	(970.9)	(385.1)	(2,074.1)	(520.6)
Net cash provided by financing activities	52.7	86.2	167.0	154.1

Net increase (decrease) in cash and cash equivalents	$(721.5)	$(99.5)	$(1,139.3)	$335.4

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

Our non-GAAP operating cash flows and free cash flows for the three months and trailing twelve months ended September 30, 2010 and 2009 were as follows:

	For the Three Months Ended September 30,		For the Trailing Twelve Months Ended September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$196.7	$199.4	$1,051.5	$974.7
Capitalized software development costs	(7.0)	(8.8)	(63.3)	(90.5)
Excess tax benefits from stock-based compensation	78.7	8.4	180.6	13.3

Non-GAAP operating cash flows	268.4	199.0	1,168.8	897.5
Capital expenditures	(31.1)	(14.2)	(114.7)	(137.9)

Free cash flows	$237.3	$184.8	$1,054.1	$759.6

Free cash flows increased by $294.5 or 39%, to $1,054.1 for the trailing twelve months ended September 30, 2010, compared with $759.6 for the trailing twelve months ended September 30, 2009. The increase in free cash flows for the trailing twelve months ended September 30, 2010 as compared with the comparable prior-year period was primarily due to increased sales and related cash collections. As free cash flows can be volatile in the short term, we believe that free cash flows over a trailing twelve month period is a better indicator of progress.

Historically, we have invested excess cash predominantly in money market securities that are liquid and of high quality investment grade. The fair value for money market securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any single issuer and any financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. In the second quarter of 2010, we began investing in fixed income securities. As of September 30, 2010, we held a diversified portfolio of money market funds and fixed income securities, which primarily consist of U.S. treasuries, U.S. and foreign government agency securities, U.S. and foreign corporate bonds, municipal bonds and notes, and commercial paper.

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

Cash Flows from Operating Activities

Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in assets and liabilities. Non-cash adjustments include depreciation, amortization of intangible assets, amortization of premiums paid upon purchase of investments in our fixed income portfolio, stock-based compensation expense, excess tax benefits from stock-based compensation and other adjustments.

Cash provided by operating activities decreased slightly by $2.7 to $196.7 in the third quarter of 2010, as compared to $199.4 in the third quarter of 2009. The decrease in the third quarter of 2010 was due to increases in our core operating expenditures including those relating to incremental headcount from strategic hiring and acquisitions and an increase in the excess tax benefit from stock-based compensation, which is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year change in the excess tax benefit from stock-based compensation was primarily due to the increase in the market value of our stock and the number of awards exercised, sold or vested. Also contributing to the decrease was the collection of $19.7 on the income tax receivable from EMC in the third quarter of 2009, where we had no such event in the third quarter of 2010. These factors were partially offset by an increase in cash collections driven by an increase in sales volumes.

Cash provided by operating activities increased by $65.9 to $767.8 in the first nine months of 2010, as compared to $701.9 in the first nine months of 2009. The increase in the first nine months of 2010 was due to an increase in cash collections driven by an increase in sales volumes. The increase in cash collections was partially offset by increases in our core operating expenditures including those relating to incremental headcount from strategic hiring and acquisitions as well as an increase in the excess tax benefit from stock-based compensation. Also partially offsetting the increase in cash collections was the collection of $107.6 on the income tax receivable from EMC in the first nine months of 2009, whereas we did not have such an event in the first nine months of 2010. Under the tax sharing agreement with EMC, EMC is obligated to pay us an amount equal to the tax benefit that EMC will realize from our loss on its consolidated return.

Cash Flows from Investing Activities

Cash used in investing activities is primarily attributable to the purchase of fixed income securities, business acquisitions, capital expenditures and capitalized software development costs. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.

We began investing in fixed income securities during the second quarter of 2010 with the objective of achieving an appropriate investment return consistent with preserving principal and managing risk, and we continued to invest in fixed income securities during the third quarter of 2010. Of the total fixed income securities purchased, $964.7 and $1,624.7 are classified as cash outflows from investing activities in the third quarter and first nine months of 2010, respectively. We classify these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and the availability for use in current operations or for other purposes, such as consideration for acquisitions and strategic investments. These cash outflows were partially offset by a cash inflow of $155.1 as a result of sales and maturities of fixed income securities.

In the second quarter and first nine months of 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT business for $175.0. The acquisition of the Ionix assets was accounted for as a transfer of net assets between entities under common control pursuant to generally accepted accounting principles.

During the third quarter of 2010 and first nine months of 2010, we paid $125.8 and $293.0, respectively, for various business acquisitions as compared with $356.3 paid for SpringSource in the third quarter and first nine months of 2009, respectively. Acquisitions are an important element in our industry and we expect to continue to consider investing in strategic acquisitions in the future.

Cash Flows from Financing Activities

Proceeds from the issuance of our common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”), were $139.9 and $84.9 in the third quarter of 2010 and 2009, and $355.8 and $166.5 in the first nine months of 2010 and 2009, respectively. In 2009, the timing of purchases under our ESPP was amended and, as a result, we completed two ESPP purchases of shares in the first nine months of 2010 with proceeds of $45.1, while in the first nine months of 2009 we completed one ESPP purchase with proceeds of $18.3.

These cash inflows were partially offset by cash outflows of $141.4 and $285.9 in the third quarter and first nine months of 2010, respectively, to repurchase our shares as part of our stock repurchase program. In March 2010, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 of our Class A common stock through the end of 2011. Stock is purchased pursuant to this program, from time to time, in the open market or through private transactions, subject to market conditions. In the third quarter and first nine months of 2010, we repurchased and retired 1.9 and 4.3 million shares, respectively, of our Class A common stock at a weighted-average price of $76.31 and $67.15 per share, respectively.

There were cash outflows of $24.5 and $7.1 in the third quarter of 2010 and 2009, respectively, and $70.1 and $25.3 in the first nine months of 2010 and 2009, respectively, to repurchase our shares to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock. Additionally, the excess tax benefit from stock-based compensation was $78.7 and $8.4 in the third quarter of 2010 and 2009, respectively, and $167.2 and $12.8 in the first nine months of 2010 and 2009, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year change in the repurchase of shares and the excess tax benefit from stock-based compensation was primarily due to the increase in the market value of our stock and the number of awards exercised, sold or vested.

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

A limitation of non-GAAP operating cash flows and free cash flows is that they do not have a uniform definition. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our measures of non-GAAP operating cash flows and free cash flows should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Management encourages investors and others to review our financial information in its entirety and not to rely on any single financial measure. See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “Net cash provided by operating activities,” for the third quarter and trailing twelve months of 2010 and 2009.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the third quarter of 2010.

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

Forward-Looking Statements

This Quarterly Report, including the foregoing sections, contains forward-looking statements, including, without limitation, statements regarding: the potential role of our products in cloud computing and other shifts in computing infrastructures; expectations of, and our plans for, achieving future business growth; future product offerings; plans for future acquisitions; our view of the competitive landscape and our plans for maintaining our leadership position; our plans for meeting product development objectives; our revenue outlook and mix; customer demand for our products; trends in ELA size and renewals; projections of, and expectations for, stock-based compensation expense; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; factors effecting our tax position; and our belief that the resolution of pending claims and legal proceedings will not have a material adverse effect on us.

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

International revenues as a percentage of total revenues were 49.3% and 49.8% in the third quarter of 2010 and 2009, respectively, and 49.9% and 48.9% in the first nine months of 2010 and 2009, respectively. Historically, our revenue contracts were primarily denominated in U.S. Dollars. With the general release of VMware vSphere in May 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British Pound, the Indian Rupee and the Australian Dollar. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.

Given that we began to invoice and collect in currencies other than the U.S. Dollar during the second quarter of 2009, the third quarter of 2010 is the first period in which we were able to determine the year-over-year impact of foreign currency fluctuations on our revenues and operating income. Revenues and operating income were negatively impacted by $6.3 million and $1.4 million, respectively, in the third quarter of 2010 as compared with the same period in the prior year, due to a strengthening in the U.S. Dollar against the foreign currencies in which we invoice as compared with the same period in the prior year. We calculate the foreign currency impact on our revenues and operating income as the differences between revenues and operating income translated at current exchange rates and the same items translated at prior-period exchange rates.

To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, such as foreign currency forward contracts. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of September 30, 2010, we had outstanding forward contracts with a total notional value of $153.3 million. The fair value of these forward contracts was immaterial as of September 30, 2010. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts of $15.3 million as of September 30, 2010. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that VMware hedges. This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, all foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not enter into speculative foreign exchange contracts for trading purposes. See Note E to the consolidated financial statements for further information.

Interest Rate Risk

Fixed Income Securities

During the second quarter of 2010, we began investing in fixed income securities. Our fixed income investment portfolio is denominated in U.S. dollars and consists of various holdings, types and maturities.

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of September 30, 2010 by $6.0 million and $11.9 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates, however, all interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities for the third quarter of 2010. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes D and E to the consolidated financial statements for further information.

Note Payable to EMC

As of September 30, 2010, $450.0 million was outstanding on our consolidated balance sheet in relation to the note payable with EMC. The interest rate on the note payable as of September 30, 2010 and 2009 was 1.08% and 1.15%, respectively. In the third quarter of 2010 and 2009, $1.2 million and $1.3 million, respectively, of interest expense was recorded related to the note payable. In the first nine months of 2010 and 2009, $3.1 million and $5.6 million, respectively, of interest expense was recorded related to the note payable.

The note may be repaid, without penalty, at any time. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the September 30, 2010 rate and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

Equity Price Risk

Our investments in equity securities expose us to market risk associated with publicly traded equity securities. These investments are classified as short-term investments on our consolidated balance sheets. A hypothetical change of 10% and 20% in the publicly traded price for our investments in equity securities would have changed the fair value of these investments by $4.1 million and $8.3 million, respectively.

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

The virtualization products and services we develop and sell are based on technology platforms with established applications in virtualizing on-premises data centers and emerging applications for desktop interface and as a platform for cloud computing , which includes infrastructure-as-a-service, or “IaaS,” platform-as-a-service, or “PaaS,” and software-as-a-service, or “SaaS.” Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions for on-premises data centers as well as for desktop interface and cloud computing. Although the use of virtualization technologies on servers and in on-premises data centers has gained acceptance on computer servers for enterprise-level applications the extent of adoption of virtualization for desktop interface, cloud computing remains uncertain. As the markets for our products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods. In addition, to the extent that rates of adoption of virtualization infrastructure solutions occur more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.

The market for our products is competitive and we expect competition to significantly intensify in the future. For example, Microsoft has released virtual infrastructure and virtual management products and recently added higher-end features to those products. Microsoft also has a cloud-based computing offering. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its virtual desktop and server virtualization offerings and recently made available their client hypervisor. IBM, Google and Amazon have announced new cloud computing initiatives. Red Hat has also released commercial versions of Linux that has virtualization capabilities as part of the Linux kernel (“KVM”). Other companies have also indicated their intention to expand offerings of virtual management and cloud computing solutions.

We believe that the key competitive factors in the virtualization and cloud computing markets include:

•	the level of reliability and new functionality of product offerings;

•	the ability to provide complete solutions with an evolutionary path to cloud computing;

•	the ability to offer products that support multiple hardware platforms and operating systems;

•	the proven track record of formulating and delivering a roadmap of virtualization and cloud computing capabilities;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	the ability to create and maintain partnering opportunities with hardware vendors, software vendors and cloud service providers;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain virtualization and systems experts as key employees.

Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization and cloud computing products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. For example, Microsoft has implemented distribution arrangements with x86 system vendors and ISVs related to certain of their operating systems that only permit the use of Microsoft’s virtualization format and do not allow the use of VMware’s corresponding format. Other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with the 2008 release of its Windows Server product. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings.

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

Since the beginning of 2009, we have announced new product and technology initiatives that aim to leverage our virtualization infrastructure software products into the emerging areas of cloud and virtual desktop computing as alternatives to the provisioning of physical computing resources. In connection with our September 2009 acquisition of SpringSource, we announced our intention to use SpringSource solutions to extend VMware’s strategy to deliver solutions in the emerging PaaS market. Additionally, SpringSource’s current offerings and their underlying open source technology position us in the enterprise and web application development and management markets. Our February 2010 acquisition of Zimbra has extended our footprint to cloud-based email and collaboration services – a part of VMware’s strategy to extend into the emerging SaaS market. We also recently announced our vCenter family of products to more fully manage virtualized environments, which may cause us to compete with other virtualization management vendors.

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

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, x86 system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain x86 system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Two of our distributors accounted for 14% and 11% of revenues in the first nine months of 2010, respectively, and 16% and 15% of our revenues in fiscal year 2009, respectively. Our agreements with distributors are typically terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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

One distributor accounted for 14% and 16% of revenues in the first nine months of 2010 and fiscal year 2009, respectively, and another distributor accounted for 11% and 15% of revenues in the first nine months of 2010 and fiscal year 2009, respectively. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 43% of our total accounts receivable as of September 30, 2010 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by the recent global economic downturn, or if there is a continuation or worsening of the downturn. Additionally, we provide credit to distributors, resellers, and certain end user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues, in the first nine months of 2010 and in the fiscal year 2009. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

We have in the past and plan in the future to acquire other businesses, products or technologies. For example, since September 2009 we have completed our acquisitions of SpringSource, Zimbra, certain assets from EMC’s Ionix division and Integrien. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.

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

Revenues from customers outside the United States comprised approximately 50% of our total revenues in the first nine months of 2010 and 49% in the fiscal year 2009. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Additionally, as we continue to expand our business globally, we will need to maintain compliance with legal and regulatory requirements covering the foreign activities of U.S. corporations, such as export control requirements and the Foreign Corrupt Practices Act. Our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. We expect a significant portion of our growth to occur in foreign countries, which can add to the difficulties in maintaining adequate management and compliance systems and internal controls over financial reporting and increase challenges in managing an organization operating in various countries.

Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales.

Our products are highly technical and may contain errors, defects or security vulnerabilities which could cause harm to our reputation and adversely affect our business.

Our products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products. End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld and customers and channel partners may seek indemnification from us for their losses and those of their customers. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, financial condition and results of operations could be adversely impacted.

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

Additionally, our virtualization technology is used by cloud computing vendors and we have expanded our involvement in the delivery and provision of cloud computing through business alliances with various providers of cloud computing services and software and expect to continue to do so in the future. The application of U.S. and international data privacy laws to cloud computing vendors is uncertain and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against cloud computing providers who we may partner with. Accordingly, the failure to comply with data protection laws and regulations by our customers and business partners who provide cloud computing services could have a material adverse effect on our business.

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

Risks Related to Our Relationship with EMC

As long as EMC controls us, other holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.

As of September 30, 2010, EMC owned 31,677,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 80.1% of the total outstanding shares of common stock or 97.3% of the voting power of outstanding common stock. Additionally, in March 2010, EMC announced that its board of directors had authorized a stock purchase program to allow EMC to make open market purchases of our Class A common stock in order to maintain EMC’s approximately 80% majority ownership at its then-current level over the long term. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2009 and September 30, 2010, the closing trading price of our Class A common stock was very volatile, ranging between $19.89 and $87.80 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of equity securities during the quarter ended September 30, 2010:

	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)(4)
July 1 – July 31, 2010	1,180,857	$69.67	760,857	$202,621,907
August 1 – August 31, 2010	1,233,397	78.04	603,094	155,353,112
September 1 – September 30, 2010	653,275	84.52	489,600	114,133,745

	3,067,529	76.20	1,853,551

(1)	Includes 10,778 shares repurchased and retired to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

(2)	Includes 1,203,200 shares purchased by EMC in open market transactions. In the first quarter of 2010, EMC announced a stock purchase program of VMware’s Class A Common Stock to maintain an approximately 80% majority ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(3)	On March 2, 2010, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of our Class A common stock through the end of 2011 (the “VMware Repurchase Program”). Stock will be purchased pursuant to this program, from time to time, in the open market or through private transactions, subject to market conditions. In the three months ended September 30, 2010, we repurchased in open market transactions and retired 1,853,551 shares of our Class A common stock at a weighted-average price of $76.29 per share for an aggregate purchase price of $141.4 million. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable corporate securities laws, repurchases under the stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under the stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(4)	Represents the amount remaining in the VMware Repurchase Program as of the end of each month and does not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMware, Inc.

Date: October 29, 2010	By:	/S/ ROBYNNE D. SISCO
Robynne D. Sisco
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).