Form 10-K
period 2010-12-31
VMWARE, INC.
filed 2011-02-28
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2010, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2010) was approximately $4,563,264,652. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2011, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 418,271,740, of which 118,271,740 shares were Class A common stock and 300,000,000 were Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2011. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

VMware, VMworld, VMware vSphere, VMware vCloud, VMare Fusion, vMotion, Hyperic, ESX, Zimbra and SpringSource are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding: the potential role of our products in cloud computing and other shifts in computing infrastructures; expectations of, and our plans for, achieving future business growth; future product offerings; plans for future acquisitions; our view of the competitive landscape and our plans for maintaining our leadership position, funding expansion of our industry segment share and developing long term relationships with our customers; our anticipation that we will not declare any cash dividends, the availability of suitable facilities for our future operations; our plans for meeting product development objectives and introducing new products; our revenue outlook and mix; customer demand for our products; trends in enterprise license agreement (“ELA”) size and renewals and information technology (“IT”) spending in general; projections of, and expectations for, stock-based compensation expense; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; factors effecting our tax position; and our belief that the resolution of pending claims and legal proceedings will not have a material adverse effect on us.

These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

i

PART I

ITEM 1.	BUSINESS

Overview

VMware, Inc. is the leading provider of virtualization and virtualization-based cloud infrastructure solutions from the desktop to the data center and to the cloud. Our virtualization solutions reflect a pioneering approach to computing that separates application software from the underlying hardware to achieve significant improvements in efficiency, agility, availability, flexibility and manageability. Our broad and proven suite of virtualization solutions addresses a range of complex information technology (“IT”) problems that include cost and operational inefficiencies, facilitating access to “cloud computing” capacity, business continuity, software lifecycle management, and corporate end-user computing device management. The benefits to our customers include substantially lower IT costs, cost-effective high availability across a wide range of applications, and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. Our customers’ deployments range in size from a single virtualized server for small businesses to up to thousands of virtual machines for our Fortune 1000 enterprise customers. Our solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending. Once created, these internal computing infrastructures, or “clouds”, can be dynamically linked by our customers to external computing resources from third-party cloud computing providers that run on a common VMware virtualization platform. The result is a “hybrid” computing cloud of highly available internal and external computing resources that organizations can access on demand. In the twelve years since the introduction of our first virtualization platform, we have expanded our product offerings to address distributed and heterogeneous infrastructure challenges such as planned and unplanned downtime management, system recoverability and reliability, backup and recovery, resource provisioning and management, capacity and performance management and security.

We work closely with more than 1,700 technology partners, including leading server, microprocessor, storage, networking and software vendors. We have shared the economic opportunities surrounding virtualization with our partners by facilitating solution development through open Application Programming Interface (“APIs”) formats and protocols and providing access to our source code and technology. The endorsement and support of our partners have further enhanced the awareness, reputation and adoption of our virtualization solutions.

We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. We derive a significant majority of our revenues from our large indirect sales channel that include distributors, resellers, system vendors and systems integrators. We believe that our partners benefit greatly from the sale of our solutions through additional services, software and hardware sales opportunities. We have trained a large number of partners and end-users to deploy and leverage our solutions.

We were incorporated as a Delaware corporation in 1998 and continued to operate in large measure as a stand-alone company following our acquisition by EMC Corporation (“EMC”) in 2004 and following our initial public offering of our Class A common stock in August 2007. EMC holds approximately 80% of our outstanding common stock, including 33 million shares of our Class A common stock and all of our Class B common stock, and we are considered a “controlled company” under the rules of the New York Stock Exchange. Total revenues in 2010 increased 41% to $2,857.3 million. This included license revenues of $1,401.4 million and services revenues of $1,455.9 million. In the years ended December 31, 2010, 2009 and 2008, our license revenues came primarily from sales of our Cloud Infrastructure solutions. The balance of our license revenues came from our other solutions: Cloud Application Platform, End-User Computing, and Virtualization and Cloud Management. Of our total services revenues in 2010, 84% were software maintenance revenues and 16% were professional services revenues, including training. For additional financial information on our business by product and geographic area, see Note N to the consolidated financial statements included elsewhere in this filing. Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California and we have 97 offices worldwide.

Our solutions are based upon our core virtualization technology and are organized into four main product groups:

•	Cloud Infrastructure

•	Cloud Application Platform

•	End-User Computing

•	Virtualization and Cloud Management

Background

Overview of Virtualization

Virtualization was first introduced in the 1970s to enable multiple business applications to share and fully harness the centralized computing capacity of mainframe systems. Virtualization was effectively abandoned during the 1980s and 1990s when client-server applications and inexpensive x86 servers and personal computers established the model of distributed computing. Rather than sharing resources centrally in the mainframe model, organizations used the low cost of distributed systems to build up islands of computing capacity, providing some benefits but also introducing new challenges. Some of these challenges include a gross underutilization of hardware resources, inability to easily assure quality of service to applications and unwieldy management processes made cumbersome by the tight coupling of applications to the underlying hardware.

Cloud Infrastructure

Today, x86 hardware is becoming increasingly proficient with multi-core processors, growing memory capacity and higher speed interconnects shipping in standard servers. Complexity of applications continues to rise with multi-element, mixed operating system (“OS”) applications becoming increasingly common, making it difficult to provide a uniform quality of service across all components. Virtualization has become accepted as a standard way of computing in data centers that enables highly efficient utilization of hardware.

VMware’s infrastructure virtualization platform, VMware vSphere, not only decouples the entire software environment from its underlying hardware infrastructure, but also enables the aggregation of multiple servers, storage infrastructure and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. This approach enables organizations to build a computing infrastructure with high levels of utilization, availability, automation and flexibility using building blocks of inexpensive industry-standard servers.

In addition, VMware vSphere is able to deliver services to applications running inside virtual machines, in an OS and application agnostic manner. This increases operational efficiency, since these services are built-in and easily enabled, and also allows mixed-element, multi-OS applications to get standard service levels delivered by the infrastructure, broadening customer deployment choices.

In effect, VMware’s virtualization platform converts IT infrastructure into a “computing cloud.” Applications running in virtual machines can move across servers, storage and networks without disruption or downtime to dynamically match computing supply and demand while built-in services ensure high levels of availability, security and scalability.

To best leverage this cloud computing infrastructure, virtualization management products help streamline IT processes and reduce operating costs by automating critical workflows in the data center. VMware products for application management enable organizations to accelerate application development, automate application lifecycle processes and manage to application performance service levels. Infrastructure management products help companies automate business continuity processes, manage capacity more efficiently and provide financial cost information for internal chargeback.

Virtual machine standardization coupled with our VMware vCloud initiative directed to hosting and cloud computing vendors enables organizations to choose more freely between running applications in virtual machines on their own “private clouds” inside their data center or on “public clouds” hosted by a service provider. With a common VMware platform available across the public and private clouds, applications can be readily moved between the two based on economics and organizational need. External cloud capacity can be accessed on-demand without the need to customize or change applications.

Products and Technology

Cloud Infrastructure Products and Technology

VMware vSphere is our flagship data center platform. Users can choose to deploy the VMware ESX or VMware ESXi hypervisor when they purchase VMware vSphere. A “hypervisor” is a layer of software that resides between the operating system and system hardware to enable virtualization. VMware ESX is the industry’s most mature hypervisor. VMware ESXi is a compact, small disk footprint version of VMware ESX with the same functionality and performance. Other components of our various VMware vSphere offerings include capabilities such as the following:

•	VMware vMotion and VMware Storage vMotion enables the live migration of actively running virtual machines across servers or storage locations without disruption or downtime.

•	VMware High Availability enables cost-effective high availability for all applications against hardware and operating system failures.

•	VMware Fault Tolerance enables zero downtime, zero data loss and continuous availability for applications.

•	VMware Distributed Resource Scheduler enables continuous monitoring of virtual machines that ensure optimal placement on hardware based on resource requirements and priorities.

•	VMware vNetwork Distributed Switch enables centralized point of control for cluster level networking.

In 2010 we announced VMware vShield, a new family of security products designed specifically for virtual data centers and cloud environments. Key vShield products include:

•	VMware vShield Edge provides perimeter network and security services for virtual datacenters, end-user computing and cloud environments.

•	VMware vShield App provides application protection within the virtual datacenter, end-user computing and cloud environments.

•	VMware vShield Endpoint enables efficient anti-virus agent offloading from guest virtual machines in virtual datacenters, end-user computing and cloud environments.

Cloud Application Platform

VMware Cloud Application Platform solutions help organizations build, run and manage enterprise applications by utilizing application frameworks. An application framework is a collection of software libraries that structures and simplifies the work of software developers building applications. Our SpringSource product group develops and supports the Spring application framework for enterprise Java applications and the Grails framework for high productivity web applications written in the Groovy programming language. Both of these frameworks are open source software. Our Cloud Application Platform provides open source application frameworks, application run-time and data management solutions, and monitoring solutions for enterprise applications and infrastructure. Key VMware Cloud Application Platform products include the following:

•	VMware vFabric tcServer, an enterprise Tomcat App server.

•	VMware vFabric Enterprise Ready, an enterprise Apache Web server.

•	VMware vFabric Hyperic provides web and custom application monitoring and performance management for physical, virtual and cloud environments.

•	VMware vFabric GemFire enables real-time data distribution, caching and management for modern applications.

•	RabbitMQ provides robust and reliable inter-system messaging for modern applications.

We also seek to partner with leading cloud vendors to enable them to deliver software as a service, or SaaS, applications that leverage and integrate with our technologies.

End-User Computing

Enterprises are increasingly challenged to provide secure access to a growing mobile workforce while managing the diversity of data, applications and devices to run their business. VMware’s End-User Computing solutions are designed to enable a user-centric approach to personal computing that ensures secure access to applications and data from a variety of devices and locations, while also addressing the needs of corporate IT departments.

The VMware End-User Computing product line is comprised of solutions to simplify desktop delivery and application management, enable communication and collaboration and provide support for operating environment flexibility across endpoint devices.

VMware’s End-User Computing strategy addresses the needs of corporate IT enabling IT organizations to deliver an environment with high-quality service, improved availability and scalable performance while leveraging both legacy and cloud architectures. Key VMware End-User Computing solutions include:

•

VMware View, an enterprise desktop virtualization platform designed to optimize application and desktop management and enable flexibility for end-users. In 2010, VMware released VMware View 4.5, which introduced integrated offline desktop virtualization.

•	VMware ThinApp, an application virtualization solution designed to accelerate application deployment and simplify application migration.

•	VMware Zimbra, an enterprise-class, calendar and collaboration platform based on the popular Zimbra open source project.

•	VMware Workstation, a solution that enables multiple operating systems to run at the same time on a single endpoint device.

•	VMware Fusion, a solution for Apple users to seamlessly run Windows and Windows applications on an Intel processor-powered Apple OS X Macintosh computer.

Virtualization and Cloud Management

VMware management solutions are designed to simplify and automate management of dynamic cloud infrastructure, cloud applications and end-user computing platforms. Our management solutions are optimized for dynamic vSphere environments while also managing aspects of physical infrastructure important to customers as they expand virtualization to critical applications and deploy cloud infrastructure. VMware virtualization and cloud management products help customers increase the efficiency and availability of infrastructure resources, accelerate application development, manage application performance service levels and streamline IT processes.

Key VMware virtualization and cloud management products include the following:

•	VMware vCenter Server provides the central management and control point for vSphere environments.

•	VMware vCenter Orchestrator automates tasks and workflows for vSphere as well as other VMware and 3rd party management solutions.

•	VMware vCloud Director enables self-service access to logical pools of compute, network and storage resources with policy driven controls and service level agreements.

•	VMware vCenter Site Recovery Manager provides one-button disaster recovery for virtualized environments.

•	VMware vCenter Lab Manager establishes an automated process for software development environments.

•	VMware vCenter Capacity IQ provides virtual infrastructure capacity management, optimization and forecasting.

•	VMware vCenter Configuration Manager automates configuration management for virtual and physical servers, workstations and desktops.

•	VMware vCenter AppSpeed enables troubleshooting application performance in virtual environments.

•	VMware vCenter Application Discovery Manager provides automated, real-time application discovery and dependency mapping for physical and virtual environments.

•	VMware Service Manager automates IT Service Management processes.

•	VMware vCloud Request Manager, automated approval workflows, license tracking and policy-based provisioning for vCloud Director-based cloud environments.

•	VMware vCenter Chargeback enables visibility, reporting and chargeback of virtual resource consumption and IT costs.

Support and Services

We believe that a strong services organization and frequent customer touch points are critical to establish loyal customers and help promote our technology across various industries. We have implemented a broad services strategy that leverages the professional services organizations of our partners. We have also established our own services offerings to complement our partners’ services offerings and to ensure customer satisfaction, drive additional sales, and promote renewals and upgrades. Our services offerings include customized solutions and onsite support that enable us and our channel partners to provide a positive overall customer experience.

We have established our global customer support organization to align with and support our expanding customer base.

•

VMware Global Support Services. We offer a suite of support packages backed by industry-leading expertise. We offer four support and subscription programs that allow customers to pay a set amount over an annual or multi-year basis: Basic, Production, Business Critical and Mission Critical. Basic Support includes VMware technical support along with access to periodic updates, bug fixes and enhancements to our products. Production Support builds on Basic Support and includes more aggressive response targets and ongoing support for high severity issues. Business Critical Support and Mission Critical Support provide customers personalized technical support delivered by a team of experts familiar with a customer’s specific system configuration, past support experience, and business needs. Of our customers who purchase support, the majority purchase Production Support. We sell and market our support and service agreements through the same network of channel partners who also sell our products. We utilize a third-party vendor to sell renewals directly to end-user customers and complement our channel partners’ efforts by providing quotation and sales support to our channel partners.

The core support and subscription offerings provide live phone support, and our customers have access to an online product knowledge database and various other social media for help with troubleshooting and operational questions. Our support teams provide first response and manage the resolution of customer issues. In addition, we have authorized certain systems vendors and independent service providers to provide support for our products on our behalf.

We also offer a range of professional services under our VMware Professional Services offering, which includes the following:

•

VMware Consulting Services. VMware Certified Professionals (“VCPs”) and VMware Certified Design Experts (“VCDXs”) provide on-site VMware product design, implementation and management assistance throughout the virtualization adoption lifecycle to accelerate the implementation of our virtualization solutions. VCPs and VCDXs conduct initial assessments, workshops and prepare detailed implementation project plans. Once customers are ready for VMware standardization across their enterprise, VCPs and VCDXs help integrate VMware products into their enterprise systems and processes. VCPs and VCDXs include VMware employees, partners and customers who have completed training and have successfully passed our VCP or VCDX exams.

•

VMware Education Services. We have an extensive portfolio of instructor-led VMware courses that provide extensive hands-on labs, case study examples and course materials. Customers work in teams of two on servers located offsite using a variety of remote access technologies. Customers can enroll in these courses directly through VMware or though Value Added Training Partners as well as having the courses delivered on-site. Additionally, VMware Education Services has a broad library of e-learning modules and certifications.

•

VMware Technical Account Manager (“TAM”). TAM service provides our customers with a dedicated VMware expert, which enables customers to accelerate standardization of VMware products by assessing their unique environment, proactively recommending solutions, and identifying unforeseen circumstances that may cause delays in deployment.

Technology Alliances

Consistent with our partner-centric strategy, we have engaged a broad group of hardware, software, and cloud computing service vendors to cooperatively advance virtualization technology through joint marketing, product interoperability, collaboration and co-development. We create opportunity for partners by enabling them to build products that utilize our virtualization technology and create differentiated value through joint solutions.

We have more than 1,700 technology partners with whom we bring joint offerings to the marketplace. We classify our partners as follows:

•

Independent Hardware Vendors (“IHVs”). We have established strong relationships with large system vendors, including Cisco, Dell, Fujitsu, Fujitsu-Siemens, HP, IBM, Lenovo and NEC for joint certification and co-development. We also work closely with AMD, Intel and other IHVs to provide input on product development to enable them to deliver hardware advancements that benefit virtualization users. We coordinate with the leading storage and networking vendors to ensure joint interoperability, and enable our software to access their differentiated functionality.

•

Independent Software Vendors (“ISVs”). We partner with leading systems management, infrastructure software and application software vendors to enable them to deliver value-added products that integrate with our VMware vSphere, vFabric and vCenter suite of products.

•

vCloud Service Providers. We have established partnerships with over 3,400 service providers including Bluelock, Colt, Sing Tel, Terremark and Verizon to enable them to host and deliver enterprise-class hybrid clouds as a way for enterprises to extend their datacenters to external clouds, while preserving security, compliance and quality of service.

The VMware Technology Alliance Partner program facilitates joint solution creation and coordinated go-to-market activities with our partners. Over 2,400 of the most widely used applications from ISVs support the VMware vSphere platform. Each month, dozens of additional applications are added to the supported list. These applications include business solutions for enterprise resource planning, human resource management, electronic medical records management, financial processing, and middleware such as application servers and databases. As an extension to this rapidly growing list, we have expanded our VMware Ready Management program to allow middleware and application software to qualify for the VMware Ready logo. The VMware Ready Management program validates the integrations of partner solutions that simplify comprehensive management of VMware virtual datacenter operating system environments.

Our ISVs and other alliance partners, open source contributors and other VMware community members have distributed more than 1,500 software applications as virtual appliances. In addition to developing open APIs, formats and protocols at multiple levels in our products, we provide source code access to select partners in our “Community Source” program to facilitate joint development and partner differentiation. We provide access to our ESX source code to approximately 600 developers from more than 40 partners for joint development projects. We also work with our industry partners to promote and foster the adoption of industry standards.

We invest significant capital in testing and certification of infrastructure to rigorously ensure our software works well with major hardware and software products. We have more than 4,500 servers, storage, I/O and thin-client devices from approximately 200 companies that are VMware Ready. We have successfully tested approximately 500 operating system versions for use with our solutions. We believe that the scale and scope of this effort is a significant competitive advantage.

Research and Development

We have made, and expect to continue to make, significant investments in research and development (“R&D”). We have assembled an experienced group of developers with system level, systems management, desktop, security, application development and open source software expertise. We also have strong ties to leading academic institutions around the world, and we support academic programs that range from shared source code for research to sabbatical programs for visiting professors.

We prioritize our product development efforts through a combination of engineering-driven innovation and customer and market-driven feedback. Our R&D culture places high value on innovation, quality and open collaboration with our partners. We currently participate in numerous standards groups, and VMware employees hold a variety of standards organization leadership positions, including with the Distributed Management Task Force, the Standard Performance Evaluation Corporation, the InterNational Committee for Information Technology Standards (INCITS), the Storage Networking Industry Association and the OSGi Alliance. We believe that maintaining the strength of our R&D organization is critical to our ability to compete.

Our R&D expenses totaled $653.0 million, $496.6 million and $429.2 million in 2010, 2009 and 2008, respectively.

Sales and Marketing

We sell and market our products largely through a network of channel partners, which includes distributors, resellers, system vendors and systems integrators, with over 85% of our sales in 2010 derived from this network. The remainder is primarily derived from direct sales.

We have established ongoing business relationships with our distributors. Our distributors purchase software licenses and software support from us for resale to end-user customers via resellers.

A substantial majority of our resellers obtain software licenses and software support from our distributors and market and sell them to our end-user customers. These resellers are part of our VMware Partner Network (“VPN”), which offers these resellers sales and product training and pricing incentives and rebates and access to the worldwide network of VMware distributors and the VMware Partner Central Web portal.

We offer several levels of membership in our VPN depending on a reseller’s interest and capability of providing demand generation, fulfillment, service delivery, and education to customers and prospects. We also have certain resellers, as well as systems integrators, who obtain software licenses and software support directly from VMware. The VPN agreements signed by the resellers carry no obligation to purchase or sell VMware products and can be terminated at any time by either party.

We have a direct sales force that complements our channel partners’ efforts. Our sales force works with our channel partners to introduce them to end-user customer accounts and new sales opportunities.

In addition, our channel partner network includes certain systems integrators and resellers trained and certified to deliver consulting services and solutions leveraging VMware products.

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours.

We primarily sell our software under perpetual licenses, and our sales contracts generally require end-user customers to purchase maintenance for the first year. Maintenance periods typically range from one to five years. Customers often purchase additional licenses when their initial maintenance period expires and renewals have typically been equal to or longer than the initial maintenance period. Software maintenance and renewals are sold both directly to end-user customers and via our network of channel partners. The majority of professional services are sold directly, with some professional services sold via our channel partners. End-users can obtain licenses to our products through individual discrete purchases to meet their immediate needs or through the adoption of enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings that provide for multi-year maintenance and support at discounted prices. ELAs enable us to build long-term relationships with our customers as they commit to VMware’s virtual infrastructure solutions in their data centers. Our sales cycle with end-user customers ranges from less than 90 days to over a year depending on several factors, including the size and complexity of the customer’s infrastructure.

The competitive landscape in which we operate includes not only other software virtualization vendors, but also traditional hardware solutions. In establishing prices for our products, we take into account, among other factors, the value our products and solutions deliver, and the cost of both alternative virtualization and hardware solutions.

Our marketing efforts focus on communicating the benefits of our solutions and educating our customers, distributors, resellers, system vendors, systems integrators, the media and analysts about the advantages of our innovative virtualization technology.

We raise awareness of our company and brands, market our products, and generate sales leads through industry events, public relations efforts, marketing materials, free downloads and our website. We also have created an online community called VMware Technology Network that enables customers and partners to share and discuss sales and development resources, implementation best practices, and industry trends among other topics. Our annual user conference, VMworld, which is held in both the U.S. and Europe, has grown in attendance each year. We also offer management presentations, seminars, and webinars on our products and topics of virtualization. We believe a combination of these efforts strengthens our brand and enhances our leading market position in our industry.

Our business is subject to seasonality in the sale of our products and services. For example, our fourth quarter revenues are affected by a number of seasonal factors, including fiscal year-end spending trends. Such factors historically have contributed to stronger fourth quarter revenues in any given year. We believe that seasonal factors are common within our industry.

Customers

Our customer deployments range in size from a single virtualized server for small businesses to up to thousands of virtual machines for our largest enterprise customers. In periodic third-party surveys commissioned by us, our customers indicate very high satisfaction rates with our products and many have indicated a strong preference for repeat purchases.

During 2010, three distributors, who purchase software licenses and software support from us for resale to end-user customers directly or via resellers, each accounted for over 10% of our worldwide revenues. Arrow Electronics, Inc., Ingram Micro, Inc. and Tech Data Corporation accounted for 13%, 11% and 10%, respectively, of our worldwide revenues in 2010. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. No other channel partner accounted for more than 10% of our revenues in 2010.

Competition

The cloud computing and virtualization markets are inter-related and rapidly evolving. We experienced increased competition during 2010 and expect it to significantly intensify in the future. We compete with large and small vendors in different segments of the cloud computing and virtualization markets, and expect new entrants will continue to enter the market and develop technologies that, if commercialized, may compete with our products.

We believe that the key competitive factors in the cloud computing and virtualization markets include:

•	the level of reliability and new functionality of product offerings;

•	the ability to provide comprehensive solutions, including management capabilities;

•	the ability to offer products that support multiple hardware platforms, operating systems, applications and application development frameworks;

•	the ability to deliver an intuitive end-user experience for accessing data, applications and services from a wide variety of end-user devices;

•	a proven track record of formulating and delivering a roadmap of compelling software and service capabilities;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	the ability to attract and maintain a large number of application developers for a given cloud ecosystem;

•	the ability to create and maintain partnering opportunities with hardware vendors, infrastructure software vendors and cloud service providers;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.

The cloud computing market is in a high state of flux with both established and new technology companies vying for thought leadership and market share. Currently, Amazon EC2, Microsoft Azure and emerging open source efforts present alternatives to VMware’s hybrid cloud computing vision.

Microsoft is also our primary competitor for data center virtualization solutions. In 2010, Microsoft continued to release incremental improvements to its Hyper-V virtualization offering and System Center suite of virtualization management products. Microsoft’s offerings are positioned to compete with our virtual infrastructure, virtualization management and some of our free data center product offerings.

We also compete with Citrix and its collaborations with Microsoft for end-user computing solutions and with companies whose virtualization products are based on emerging open-source technologies. In addition, we compete with companies that take different approaches to virtualization. Furthermore, our VMware vSphere suites compete with products that provide high availability clustering, workload management and resource management.

We also expect to compete with new entrants to the cloud computing, end-user computing and virtualization markets, which may include parties currently selling our products and/or our current technology partners. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their cloud computing, end-user computing and virtualization products that are similar to features that presently differentiate our product offerings from theirs. Additionally, some of our competitors may make acquisitions or enter into partnerships or other strategic relationships with one another to offer more comprehensive solutions than those they individually had offered. Some competitors have in the past, and may in the future, take advantage of their existing relationships with our business partners to engage in business practices such as distribution and license restrictions that make our products less attractive to our channel partners and end-users.

Information technology companies are also increasingly seeking to deliver top-to-bottom IT solutions to end-users that combine enterprise-level hardware and software solutions that can offer alternatives to our cloud computing, end-user computing and virtualization platform. In addition, competitors who have existing relationships with our current or prospective end-users could integrate competitive capabilities into their existing products and make them available without additional charge. Many of our current and potential competitors have longer operating histories, greater name recognition, a larger customer base, and significantly greater financial, technical, sales and marketing and other resources than we do.

Overall however, we believe our market position, large virtualization customer base, strong partner network, broad and innovative solutions suite, and platform-agnostic approach position us to compete effectively.

Intellectual Property

As of December 31, 2010, the United States Patent and Trademark Office has issued us more than 100 patents covering various aspects of our server virtualization and other technologies. The granted United States patents will expire beginning in 2018, with the last patent expiring in 2029. We also have numerous pending United States provisional and non-provisional patent applications, and numerous pending foreign and international patent applications, that cover other aspects of our virtualization and other technologies.

We have registered trademarks in the United States for “VMWARE,” “VMWORLD,” “VMWARE FUSION,” “VMWARE VSPHERE,” “VMWARE VCLOUD,” “SPRINGSOURCE,” “HYPERIC,” “VMOTION,” “ESX,” and numerous other trademarks. We have also registered trademarks in a number of foreign countries.

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights and our brand.

We enforce our intellectual property rights in the United States and a number of foreign countries. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. United States patent filings are intended to provide the holder with a right to exclude others from making, using, selling, or importing in the United States the inventions covered by the claims of granted patents.

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

Employees

As of December 31, 2010, we had approximately 9,000 employees in offices worldwide, less than 5% of which were contracted through EMC. None of our employees are represented by labor unions, and we consider current employee relations to be good.

We contract with EMC to utilize personnel who are dedicated to work for VMware on a full-time basis. These individuals are located in countries in which we do not currently have an operating subsidiary and are predominantly dedicated to our sales and marketing efforts. We use contractors from time to time for temporary assignments and in locations in which we do not currently have operating subsidiaries. In the event that these contractor resources were not available, we do not believe that this would have a material adverse effect on our operations.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.vmware.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Copies of (i) the charters for our Audit Committee, Compensation and Corporate Governance Committee, and Mergers and Acquisitions Committee, (ii) our Business Conduct Guidelines (code of business conduct and ethics), and (iii) our Corporate Governance Guidelines are available on the Investor Relations page of our website at www.vmware.com. We periodically webcast company announcements, product launch events and executive presentations which can be viewed via our Investor Relations website. Additionally, we may provide notifications from time to time of material news including SEC filings, investor events, press releases and corporate blogs on our Investor Relations website. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file. None of the information posted on or accessible through our website is incorporated by reference into this Annual Report on Form 10-K.

Unless the context requires otherwise, we are referring to VMware, Inc. when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”

ITEM 1A.	RISK FACTORS

The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies.

Risks Related to Our Business

The virtualization and cloud computing products and services we sell are now increasingly targeted at emerging applications and therefore the potential market for our products remains uncertain.

Our products and services are based on computer virtualization and related technologies that have primarily been used for virtualizing on-premises data centers. We are also designing our products and services for use in emerging applications as a platform for cloud computing and end-user computing. Cloud computing applications for our products and services include infrastructure-as-a-service, or “IaaS,” platform-as-a-service, or “PaaS,” and software-as-a-service, or “SaaS”. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions for on-premises data centers as well as for cloud computing and end-user computing. Although the use of virtualization technologies on servers and in on-premises data centers has gained acceptance for enterprise-level applications, the extent to which adoption of virtualization for cloud computing and end-user computing remains uncertain. As the markets for our products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods. In addition, to the extent that virtualization infrastructure solutions are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.

The cloud computing, virtualization and end-user markets are inter-related and rapidly evolving, and we expect competition to significantly intensify in the future. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products. Microsoft also has cloud-based computing offerings. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market. IBM, Google and Amazon have announced new cloud computing initiatives. Red Hat has also released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”). Other companies have also indicated their intention to expand offerings of virtual management and cloud computing solutions.

We believe that the key competitive factors in the virtualization and cloud computing markets include:

•	the level of reliability and new functionality of product offerings;

•	the ability to provide comprehensive solutions, including management capabilities;

•	the ability to provide end-users access to their applications and data from multiple devices and through multiple content delivery mechanisms;

•	the ability to offer products that support multiple hardware platforms and operating systems;

•	the proven track record of formulating and delivering a roadmap of virtualization and cloud computing capabilities;

•	competitive pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	the ability to attract and preserve a large number of application developers to develop to a given cloud ecosystem;

•	the ability to create and maintain partnering opportunities with hardware vendors, infrastructure software vendors and cloud service providers;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.

Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization, end-user and cloud computing products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end-users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end-users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end-users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and may offer built-in virtualization for future releases of the client version of Windows. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end-users to choose products that lack some of the technical advantages of our own offerings.

We also face potential competition from our partners. For example, third parties currently selling our products could build and market their own competing products and services or market competing products and services of third parties. If we are unable to compete effectively, our growth and our ability to sell products at profitable margins could be materially and adversely affected.

Ongoing uncertainty regarding global economic conditions and the stability of regional financial markets may reduce information technology spending below current expectations and therefore adversely impact our revenues, impede end-user adoption of new products and product upgrades and adversely impact our competitive position.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, lowering prices for our products and services, reducing unit sales, reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products.

Ongoing economic uncertainty has also resulted in general and ongoing tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and significant volatility in the credit, equity and fixed income markets. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or unearned revenue or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize in a particular period.

In addition, although we plan to continue making strategic investments in our business, many of our competitors have significantly greater financial, technical and other resources than we do, and if the economic recovery is anemic or not sustained, they may be better positioned to continue investment in competitive technologies.

Industry alliances or consolidation may result in increased competition.

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. For example, in 2010, Red Hat acquired Makara, a developer of PaaS solutions, and Citrix acquired VMLogix, a developer of lab management solutions that can be applied to cloud computing. Citrix Systems continues to work in close collaboration with Microsoft in the desktop virtualization market. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end-users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in early 2010, Oracle completed its acquisition of Sun Microsystems, which was both a hardware vendor and a provider of virtualization technology, and Microsoft and Hewlett-Packard announced a collaboration based on Microsoft’s cloud computing and virtualization platforms. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues.

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

•

the timing of recognizing revenues in any given quarter, which, as a result of software revenue recognition policies, can be affected by a number of factors, including product announcements, beta programs and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the sale of our products in the time frames we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the timing of the announcement or release of upgrades or new products by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	renewal rates for ELAs as original ELA terms expire;

•	the timing and amount of software development costs that are capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

If operating system and hardware vendors do not cooperate with us or we are unable to obtain early access to their new products, or access to certain information about their new products to ensure that our solutions interoperate with those products, our product development efforts may be delayed or foreclosed.

Our products interoperate with Windows, Linux and other operating systems and the hardware devices of numerous manufacturers. Developing products that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the operating systems and hardware. Operating system and hardware vendors may not provide us with early access to their technology and products, assist us in these development efforts or share with or sell to us any application programming interfaces, or APIs, formats, or protocols we may need. If they do not provide us with the necessary early access, assistance or proprietary technology on a timely basis, we may experience product development delays or be unable to expand our products into other areas. To the extent that software or hardware vendors develop products that compete with ours or those of our controlling stockholder, EMC, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products. To the extent that we enter into collaborations or joint development and marketing arrangements with certain hardware and software vendors, vendors who compete with our collaborative partners may similarly choose to limit their cooperation with us. In addition, hardware or operating system vendors may fail to certify or support or continue to certify or support our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.

Our new product and technology initiatives subject us to additional business, legal and competitive risks.

Over the last several years, we have introduced new product and technology initiatives that aim to leverage our virtualization infrastructure software products into the emerging areas of cloud computing and end-user computing as alternatives to the provisioning of physical computing resources. In connection with our September

2009 acquisition of SpringSource, we announced our intention to use SpringSource solutions to extend VMware’s strategy to deliver solutions in the emerging PaaS market and have since, also acquired GemFire and RabbitMQ as part of VMware’s overall PaaS strategy. Additionally, SpringSource’s current offerings and their underlying open source technology position us in the enterprise and web application development and management markets. Our February 2010 acquisition of Zimbra extended our footprint to cloud-based email and collaboration services—a part of VMware’s strategy to extend into the emerging SaaS market. We also recently announced our vCenter family of products to more fully manage virtualized and cloud environments, which may cause us to compete with other virtualization management vendors.

These initiatives may present new and difficult technology challenges, end-users may choose not to adopt our new product or service offerings, and we may be subject to claims if customers of these offerings experience service disruptions or failures, security breaches or other quality issues. Further, the success of these new offerings depends upon the cooperation of hardware, software and cloud hosting vendors to ensure interoperability with our products and offer compatible products and services to end-users.

The cloud computing and end-user computing markets are in early stages of development. Other companies seeking to enter and develop competing standards for the cloud computing market, such as Microsoft, IBM, Oracle, Google and Amazon, and the end-user computing market, such as Citrix and Microsoft, have introduced or are likely to introduce their own initiatives that may compete with or not be compatible with our cloud and end-user computing initiatives which could limit the degree to which other vendors develop products and services around our offerings and end-users adopt our platforms. Additionally, our operating margins in our newer initiatives may be lower than those we have achieved in the markets we currently serve, we will need to develop appropriate pricing strategies for our new product initiatives and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

We rely on distributors, resellers, system vendors and systems integrators to sell our products, and our failure to effectively develop, manage or prevent disruptions to our distribution channels and the processes and procedures that support them could cause a reduction in the number of end-users of our products.

Our future success is highly dependent upon maintaining and increasing the number of our relationships with distributors, resellers, system vendors and systems integrators. Because we rely on distributors, resellers, system vendors and systems integrators, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements, estimate end-user demand and respond to evolving customer needs.

Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, may make it more difficult to introduce those products to end-users and delay end-user adoption of our product offerings.

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end-users of our products which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for more than 10% of revenues in fiscal year 2010, and we have experienced similar concentrations in prior years. Our agreements with distributors are typically terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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

Three of our distributors each accounted for more than 10% of revenues in fiscal year 2010, and we have experienced similar concentrations in prior years. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 42% of our total accounts receivable as of December 31, 2010 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by the global economic downturn, or if there is a continuation or worsening of the downturn. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

The large majority of our revenues have come from our data center virtualization products including our flagship VMware vSphere product line. Decreases in demand for our data center virtualization products could adversely affect our results of operations and financial condition.

In fiscal year 2010, approximately 80% of our license revenues were from our data center virtualization and infrastructure solutions with the balance from our other solutions. Although we are continuing to develop other applications for our virtualization technology such as our cloud computing and end-user computing products, we expect that our data center virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

•	improved products or product versions being offered by competitors in our markets;

•	competitive pricing pressures;

•	failure to release new or enhanced versions of our data center virtualization products on a timely basis, or at all;

•	technological change that we are unable to address with our data center virtualization products; or

•	general economic conditions.

Additionally, as more and more businesses achieve the virtualization of their data centers and other IT functions, the market for our VMware vSphere product line may become saturated. If we fail to introduce compelling new features in future upgrades to our VMware vSphere product line or develop new applications for our virtualization technology, demand for VMware vSphere may decline.

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

Our revenues and our collection of accounts receivable may be adversely impacted as a result of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies. For example, we have distributors in foreign countries that may incur higher costs in periods when the value of the U.S. Dollar strengthens against foreign currencies. One or more of these distributors could delay payments or default on credit extended to them as a result. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources. If we determine that the amount of accounts receivable to be uncollectible is greater than our estimates, we would recognize an increase in bad debt expense, which would have a negative impact on our results of operations. In addition, in periods when the value of the U.S. Dollar strengthens, we may need to offer additional discounts, reduce prices or offer other incentives to mitigate the negative effect on demand.

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

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. As such, despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. To the extent that additional patents are issued from our patent applications, which are not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we rely on confidentiality or license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely on “click-wrap” and “shrink-wrap” licenses in some instances.

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

Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other information relating to our software, under trade secret and copyright laws. However, we have chosen to provide access to our hypervisor and other selected source code to more than 50 of our partners for co-development, as well as for open APIs, formats and protocols. Though we generally control access to our source code and other intellectual property, and enter into confidentiality or license agreements with such partners, as well as with our employees and consultants, our safeguards may be insufficient to protect our trade secrets and other rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.

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

•

It is possible that a court could hold that the licenses under which our open source products are developed and licensed are not enforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that open source components of our product offerings may not be liberally copied, modified or distributed, may have the effect of preventing us from distributing or developing all or a portion of our products. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may no longer be compatible with other open source licenses in our offerings or our end-user license agreement, and thus could, among other consequences, prevent us from continuing to distribute the software code subject to the modified license.

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

The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end-users on the advantages of our product offerings and delay product sales. These factors can have a particular impact on the timing and length of our ELA sales cycles.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues, in each of fiscal year 2010 and 2009. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.

The markets for our software solutions are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-

party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. We may not be able to develop updated products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products to work with these systems and devices. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the migration of servers to quad-core and greater multi-core microprocessor technology also allows an end-user with a given number of licensed copies of our software to more than double the number of virtualization machines run per server socket without having to purchase additional licenses from us. If any of the foregoing events were to occur, our ability to retain or increase market share and revenues in the virtualization software market could be materially adversely affected.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services and develop appropriate business and pricing models.

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

New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected;

•	managing customers’ transitions to new products, which can result in delays in their purchasing decisions;

•	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	entering into new or unproven markets with which we have limited experience;

•	tailoring our business and pricing models appropriately as we enter new markets and respond to competitive pressures and technological changes;

•	incorporating and integrating acquired products and technologies; and

•	developing or expanding efficient sales channels.

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenues could be negatively impacted. For example, if we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably.

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

We have in the past and plan in the future to acquire other businesses, products or technologies. For example, since September 2009 we have completed a number of acquisitions, including acquisitions of SpringSource, Zimbra, certain assets from EMC’s Ionix division and Integrien. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.

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

Additionally, we have limited historical experience with the integration of acquired companies. There can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from these businesses. Any difficulties we encounter in the integration process could divert management from day-to-day responsibilities, increase our expenses and have a material adverse effect on our business, financial condition and results of operations. We may also face difficulties due to the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners. Other risks related to acquisitions include the assumption of the liabilities of the acquired business, including litigation-related liabilities.

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

Revenues from customers outside the United States comprised approximately 49% of our total revenues in both fiscal year 2010 and 2009. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Our failure to manage any of these risks successfully could negatively affect our reputation, harm our operations and reduce our international sales.

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

End-users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld and customers and channel partners may seek indemnification from us for their losses and those of their customers. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all; our business, financial condition and results of operations could be adversely impacted.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our Class A common stock.

We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing, strengthening and testing our system of internal controls. Even though we concluded our system of internal controls was effective as of December 31, 2010, we need to continue to maintain our processes and systems and adapt them to changes as our business changes and we rearrange management responsibilities and reorganize our business accordingly. We may seek to automate certain processes to improve efficiencies and better ensure ongoing compliance but such automation may itself disrupt existing internal controls and introduce unintended vulnerability to error or fraud. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and as we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we are unable to continue to comply with Section 404, our non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our Class A common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our Class A common stock, which could reduce our stock price.

Problems with our information systems could interfere with our business, and our website may be subject to intentional disruption that could adversely impact our operations.

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

Additionally, experienced computer programmers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information and/or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products and our customers may assert claims against us related to resulting losses of confidential or proprietary information. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

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

Our financial results may be adversely impacted by higher than expected tax rates, and we may have exposure to additional tax liabilities.

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

Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax.

For example, during 2010, the IRS announced and finalized Schedule UTP, Uncertain Tax Positions Statement. This schedule is an annual disclosure of certain federal UTPs, ranked in order of magnitude, to be included in corporate tax filings for U.S. federal income tax purposes. According to the IRS, the disclosure is to include “a concise description of the tax position, including a description of the relevant facts affecting the tax treatment of the position and information that reasonably can be expected to apprise the Service of the identity of the tax position.” As a result of this additional disclosure requirement, the amount of taxes paid could increase.

Also, in December 2010, H.R. 4853, Tax Relief, Unemployment Insurance Reauthorization, and the Job Creation Act of 2010, which included an extension of a number of expired tax provisions, took effect retroactively to 2010 and prospectively through 2011. Among the extended tax provisions was the U.S. Federal R&D tax credit, which provides a significant reduction in our effective tax rate. The renewal of this credit beyond 2011 is uncertain.

In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or other act of God, could have a material adverse impact on our business, financial condition and results of operations. As we continue to grow internationally, increasing amounts of our business will be located in foreign countries that may be more subject to political or social instability that could disrupt operations. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, can curtail the functioning of local offices as well as critical components of our information systems and adversely affect our ability to process orders, respond to customer requests and maintain local and global business continuity. Furthermore, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole and disease pandemics could temporarily sideline a substantial part of our or our customers’ workforce at any particular time. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our revenues would be adversely affected.

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

Additionally, our virtualization technology is used by cloud computing vendors, and we have expanded our involvement in the delivery and provision of cloud computing through business alliances with various providers of cloud computing services and software and expect to continue to do so in the future. The application of U.S. and international data privacy laws to cloud computing vendors is uncertain, and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against cloud computing providers who we may partner with. Accordingly, the failure to comply with data protection laws and regulations by our customers and business partners who provide cloud computing services could have a material adverse effect on our business.

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

As of December 31, 2010, EMC owned 33,012,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing approximately 80% of the total outstanding shares of common stock or 97% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.

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

If EMC does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed. EMC’s voting control and its additional rights described above may discourage transactions involving a change of control of us, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. EMC is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of our Class A common stock and without providing for a purchase of any shares of Class A common stock held by persons other than EMC. Accordingly, shares of Class A common stock may be worth less than they would be if EMC did not maintain voting control over us nor have the additional rights described above.

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

Beneficial ownership of at least 80% of the total voting power is required in order for EMC to affect a tax-free spin-off of VMware or certain other tax-free transactions. We have agreed that for so long as EMC or its successor-in-interest continues to own greater than 50% of the voting control of our outstanding common stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude EMC’s or its successor-in-interest’s ability to undertake a tax-free spin-off. Additionally, under our certificate of incorporation and the master transaction agreement we entered into with EMC, we must obtain the consent of EMC or its successor-in-interest, as the holder of our Class B common stock, to issue stock or other VMware securities, excluding pursuant to employee benefit plans (provided that we obtain Class B common stockholder approval of the aggregate annual number of shares to be granted under such plans), which could cause us to forgo capital raising or acquisition opportunities that would otherwise be available to us. As a result, we may be precluded from pursuing certain growth initiatives.

Third parties may seek to hold us responsible for liabilities of EMC, which could result in a decrease in our income.

Third parties may seek to hold us responsible for EMC’s liabilities. Under our master transaction agreement with EMC, EMC will indemnify us for claims and losses’ relating to liabilities related to EMC’s business and not related to our business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot be certain that we will be able to recover the full amount of our losses from EMC.

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

We have been included in the EMC consolidated group for U.S. federal income tax purposes since our acquisition by EMC, and expect to continue to be included in such consolidated group for periods in which EMC owns at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the EMC consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation and/or its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.

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

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are relying on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are not “controlled companies.”

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

The historical financial information covering the periods prior to our IPO in August 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during those historical periods. The historical costs and expenses reflected in our consolidated financial statements prior to 2008 include an allocation for certain corporate functions historically provided by EMC, including tax, accounting, treasury, legal and human resources services. Although we have transitioned most of these corporate functions to VMware personnel, in certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees include a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs have been charged by EMC and are included as expenses in our consolidated statements of income. Our historical financial information is not necessarily indicative of what our financial position, results of operations or cash flows will be in the future if and when we contract at arm’s-length with independent third parties for the services we have received and currently receive from EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.

Risks Related to Owning Our Class A Common Stock

Our Class A common stock has only been publicly traded since August 14, 2007 and the price of our Class A common stock has fluctuated substantially since then and may fluctuate substantially in the future.

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2010 and January 31, 2011, the closing trading price of our Class A common stock was very volatile, ranging between $41.58 and $97.00 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.

Substantial amounts of Class A common stock are held by our employees, EMC and Cisco, and all of the shares of our Class B common stock, which may be converted to Class A common stock upon request of the holder, are held by EMC. Shares of Class A common stock held by EMC (including shares of Class A common stock that might be issued upon the conversion of Class B common stock) are eligible for sale subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), which allows the holder to sell up to the greater of 1% of our outstanding Class A common stock or our four-week average weekly trading volume during any three-month period and following the expiration of their contractual restrictions. Additionally, EMC possesses registration rights with respect to the shares of our common stock that it holds. If EMC chooses to exercise such rights, its sale of the shares that are registered would not be subject to the Rule 144 limitations. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our Class A common stock may decline.

Additionally, broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general and technology companies in particular, also have often experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.

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

Intel’s and Cisco’s relationship with us and the membership on our board of individuals proposed by Intel and Cisco may create actual or potential conflicts of interest.

As a result of an investment by Intel Capital in our Class A common stock in August 2007, Intel had a one-time right to designate a director acceptable to our board of directors for an initial term of service. Pursuant to that right, we appointed an Intel executive to our board of directors. Cisco, pursuant to its purchase of our Class A common stock from EMC, also has an ownership relationship with us, and we appointed an executive officer of Cisco (since retired from Cisco) proposed by Cisco as one of our directors. Neither Intel nor Cisco has an ongoing right to designate a director for our board. However, each of the directors initially proposed by them continues to serve on our board. These relationships may create actual or potential conflicts of interest and the best interests of Intel or Cisco may not reflect the best interests of other holders of our Class A common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.*		Principal Use(s)
Palo Alto, CA	owned: leased:	462,000 427,000		Executive and administrative offices, sales and marketing, R&D, and data center

North and Latin American region (excluding Palo Alto, CA)	leased:	534,000	**	Administrative offices, sales and marketing, R&D, and data center

Asia Pacific region	leased:	346,000		Administrative offices, sales and marketing, R&D and data center

Europe, Middle East and Africa region	leased:	295,000		Administrative offices, sales and marketing, and R&D

*	Of the total square feet leased, approximately 73,000 square feet were under construction as of December 31, 2010.
**	Includes leased space for a Washington data center facility, for which VMware is considered to be the owner for accounting purposes.

We believe that our current facilities are suitable for our current employee headcount and will sustain us through 2011, but we intend to add new facilities or expand existing facilities as we add employees and expand our operations. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of executive officers and their ages as of February 20, 2011, are as follows:

Name	Age	Position(s)
Paul A. Maritz	55	Chief Executive Officer and Director
Carl M. Eschenbach	44	Co-President, Customer Operations
Richard J. McAniff	61	Co-President, Products and Chief Development Officer
T. Tod Nielsen	45	Co-President, Application Platform
Mark S. Peek	53	Chief Financial Officer and Co-President, Business Operations
S. Dawn Smith	47	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Betsy B. Sutter	50	Senior Vice President, Human Resources

Paul A. Maritz has been Chief Executive Officer and Director of VMware since July 2008. Mr. Maritz also served as VMware’s President from July 2008 to January 2011. Prior to joining VMware, he served as President, Cloud Infrastructure and Services Division of EMC, VMware’s parent company and controlling stockholder. Mr. Maritz joined EMC in February 2008 when EMC acquired Pi Corporation (“Pi”), which he had founded in 2003 and where he served as CEO. Pi was a software company focused on building cloud-based solutions. Prior to founding Pi, he spent 14 years working at Microsoft Corporation, where he served as a member of the five-person Executive Committee that managed the overall company prior to his retirement in 2000. He also serves as Chairman of the Board of the Grameen Foundation, which supports microfinance around the world.

Carl M. Eschenbach was appointed Co-President, Customer Operations of VMware in January 2011. Mr. Eschenbach served as VMware’s Executive Vice President of Worldwide Field Operations from May 2005 to January 2011. Prior to joining VMware in 2002, he was Vice President of North America Sales at Inktomi from 2000 to 2002. He also held various sales management positions with 3Com Corporation, Lucent Technologies Inc., and EMC.

Richard J. McAniff was appointed Co-President, Products and Chief Development Officer of VMware in January 2011. Mr. McAniff served as VMware’s Executive Vice President, Products and Chief Development Officer from March 2009 to January 2011. Prior to joining VMware, he served in various product development management positions at Microsoft from 1987 through 2008. As corporate vice president for Microsoft Office, Mr. McAniff was responsible for several major software tools including Excel and Access. He also oversaw the Business Intelligence effort within Office and development of Web components for the SharePoint Portal Server. Before serving as corporate vice president, Mr. McAniff served as general manager of the Visual Basic development system.

T. Tod Nielsen was appointed Co-President, Application Platform of VMware in January 2011. Mr. Nielsen served as VMware’s Chief Operating Officer from January 2009 to January 2011. Prior to joining VMware, he served as President and Chief Executive Officer of Borland Software Corporation, an enterprise software company, from November 2005 to December 2008. From June 2005 to November 2005, Mr. Nielsen served as Senior Vice President, Marketing and Global Sales Support for Oracle Corporation. From August 2001 to August 2004, he served in various positions at BEA Systems, Inc., including Chief Marketing Officer and Executive Vice President, Engineering. Mr. Nielsen also spent 12 years with Microsoft in various roles, including General Manager of Database and Developer Tools, Vice President of Developer Tools, and at the time of his departure, Vice President of Microsoft’s platform group.

Mark S. Peek was appointed Chief Financial Officer and Co-President, Business Operations of VMware in January 2011. Mr. Peek served as VMware’s Chief Financial Officer from April 2007 to January 2011. Prior to joining VMware, he served as Senior Vice President and Chief Accounting Officer of Amazon.com, Inc., an e-commerce company, from July 2002 to April 2007. Prior to joining Amazon.com in April 2000, Mr. Peek spent 19 years at Deloitte & Touche, the last ten years as a partner. Mr. Peek serves as a director of Trimble Navigation, Ltd., a maker of positioning product solutions.

S. Dawn Smith has been the Senior Vice President, General Counsel and Secretary at VMware since September 2009 and Chief Compliance Officer since August 2010. Prior to joining VMware, she was a partner at Morrison & Foerster LLP, a law firm, since January 2008 and served as an attorney since 2005. Prior to joining Morrison & Foerster LLP, she was an attorney at Wilson Sonsini Goodrich & Rosati P.C.

Betsy B. Sutter was appointed VMware’s Senior Vice President, Human Resources in July 2009. Ms. Sutter previously served as VMware’s Vice President, Human Resources from January 2001 through July 2009. Prior to joining VMware, Ms. Sutter was Vice President, Human Resources at Silicon Gaming from 1997 through 2000 and served in human resources management at Digital Equipment Corporation from 1989 to 1997.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange under the symbol VMW.

The following table sets forth the range of high and low sales prices of our Class A common stock on the New York Stock Exchange for the past two years during the fiscal periods shown. Our Class B common stock is not publicly traded.

	Market Prices
	High	Low
Year ended December 31, 2010
First Quarter	$54.99	$41.09
Second Quarter	73.10	51.23
Third Quarter	89.18	61.17
Fourth Quarter	91.95	71.04
Year ended December 31, 2009
First Quarter	$27.21	$19.16
Second Quarter	33.40	24.42
Third Quarter	41.19	25.75
Fourth Quarter	45.57	36.92

Holders

We had 60 holders of record of our Class A common stock, and one holder of record, EMC Corporation (“EMC”), of our Class B common stock as of February 18, 2011.

Dividends

Subsequent to our initial public offering in August 2007, we have not declared or paid cash dividends on our common stock. We currently do not anticipate declaring any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to the consent of the holders of our Class B common stock pursuant to our certificate of incorporation. Holders of our Class A common stock and our Class B common stock will share equally on a per share basis in any dividend declared on our common stock by our board of directors.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of Class A common stock during the quarter ended December 31, 2010:

	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)(4)
October 1 – October 31, 2010	799,627	$77.03	220,366	$96,969,221
November 1 – November 30, 2010	425,244	78.30	235,694	78,449,427
December 1 – December 31, 2010	763,941	88.35	194,900	61,570,950

	1,988,812	81.65	650,960

(1)	Includes 2,650 shares repurchased and retired to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.
(2)	Includes 1,335,202 shares purchased by EMC in open market transactions. In the first quarter of 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.
(3)	On March 2, 2010, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of our Class A common stock through the end of 2011 (the “VMware Repurchase Program”). Stock will be purchased pursuant to this program, from time to time, in the open market or through private transactions, subject to market conditions. In the three months ended December 31, 2010, we repurchased in open market transactions and retired 650,960 shares of our Class A common stock at a weighted-average price of $80.76 per share for an aggregate purchase price of $52,574,441. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under the stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under the stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.
(4)	Represents the amount remaining in the VMware Repurchase Program as of the end of each month and does not include potential purchases by EMC.

Use of Proceeds

None.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on August 14, 2007 (the date our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2010, assuming an initial investment of $100. While the IPO price of our common stock was $29.00 per share, the graph assumes the initial value of our common stock on August 14, 2007 was the closing sales price of $51.00 per share. Subsequent to our initial public offering in August 2007, we have not declared or paid cash dividends on our common stock, while the data for the S&P 500 Index and the S&P 500 Systems Software Index assume reinvestment of dividends.

	Base Period 8/14/07	12/31/07	12/31/08	12/31/09	12/31/10
VMware, Inc.	$100.00	$166.65	$46.45	$83.10	$174.33
S&P 500 Index	100.00	103.83	65.42	82.73	95.19
S&P 500 Systems Software Index	100.00	121.87	76.12	114.99	120.51

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance. This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Summary of Operations:
Revenues:
License	$1,401,424	$1,029,442	$1,178,142	$905,368	$491,902
Services	1,455,919	994,495	702,885	420,443	212,002

Total revenues	$2,857,343	$2,023,937	$1,881,027	$1,325,811	$703,904
Operating income	$427,993	$219,295	$312,525	$235,341	$120,639
Net income	357,439	197,098	290,133	218,137	85,890
Net income per weighted average share, basic, for Class A and Class B	$0.87	$0.50	$0.75	$0.62	$0.26
Net income per weighted average share, diluted, for Class A and Class B	$0.84	$0.49	$0.73	$0.61	$0.26
Weighted average shares, basic, for Class A and Class B	409,805	394,269	385,068	350,493	332,500
Weighted average shares, diluted, for Class A and Class B	423,446	399,776	397,185	359,189	332,500

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and short-term investments (1)	$3,323,640	$2,513,821	$1,840,812	$1,231,168	$176,134
Working capital (deficiency) (1)	2,508,503	1,888,438	1,510,338	935,162	(55,318)
Total assets (1)	6,797,319	5,066,984	3,839,205	2,695,700	1,145,950
Long-term obligations (2)	450,000	450,000	450,000	450,000	800,000
Stockholders’ equity (deficit) (1)(2)	3,808,443	2,742,951	2,070,067	1,340,617	(230,812)

Cash Flow Data:
Net cash provided by operating activities	$1,174,389	$985,616	$800,131	$552,436	$279,863
Free cash flows (3)	1,202,002	839,844	603,411	235,742	194,766

(1)	In August 2007, we completed our IPO in which we sold 37,950,000 shares (including 4,950,000 shares pursuant to the underwriters’ full exercise of their over-allotment option) of our Class A common stock at a price to the public of $29.00 per share. The net proceeds to us were $1,035.2 million. Subsequent to receiving the proceeds, we purchased our new headquarters facilities from EMC for $132.6 million, which is equal to the cost expended by EMC through the date of purchase. We also repaid $350.0 million of principal on the note payable to EMC. Also in August 2007, we sold 9,500,000 shares of our Class A common stock to Intel Capital at $23.00 per share. The net proceeds to us from that transaction were $218.3 million. Refer to Item 8 in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for additional information.

(2)	In April 2007, we declared an $800.0 million dividend to EMC paid in the form of a note. This dividend was given retroactive effect as of December 31, 2006. Subsequent to receiving the proceeds from the IPO in August 2007, we repaid $350.0 million of principal on the note. See Note H to the consolidated financial statements for additional information. In 2005, we declared and paid a cash dividend of $190.0 million to EMC.

(3)	Free cash flows, a non-GAAP financial measure, is defined as net cash provided by operating activities plus the excess tax benefits from stock-based compensation, less capital expenditures and capitalized software development costs. Each adjusting item is separately presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our annual consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K.

All dollar amounts expressed as numbers in this MD&A (except per share amounts) are in millions.

Overview

Our primary source of revenues is the licensing of virtualization and cloud infrastructure solutions and related support and services for use by businesses and organizations of all sizes and across numerous industries in their information technology (“IT”) infrastructure. Our virtualization solutions reflect a pioneering approach to computing that separates application software from the underlying hardware to achieve significant improvements in efficiency, agility, availability, flexibility and manageability. Our broad and proven suite of virtualization solutions addresses a range of complex IT problems that include cost and operational inefficiencies, facilitating access to “cloud computing” capacity, business continuity, software lifecycle management and corporate end-user computing device management. Our solutions run on industry-standard servers and desktop computers and support a wide range of operating system and application environments, as well as networking and storage infrastructures. Our solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending. The benefits to our customers include substantially lower IT costs, cost-effective high availability across a wide range of applications, and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. With our latest platform, VMware vSphere, we are helping companies along the path of cloud computing by providing compatible IT infrastructures for both businesses and cloud service providers.

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

Our current financial focus is on long-term revenue growth to generate free cash flows1 to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction in 2009 of VMware vSphere and VMware View 4, we have introduced more products that build on the vSphere foundation. In the third quarter of 2010, we released updated versions of VMware vSphere and VMware View, and we plan to continue to introduce additional products in the future. Additionally, we have made, and expect to continue to make, acquisitions designed to strengthen our product offerings and/or extend our strategy to deliver solutions that can be hosted at customer data centers or at service providers.

[1]	Free cash flows, a non-GAAP financial measure, is defined as net cash provided by operating activities plus the excess tax benefits from stock-based compensation, less capital expenditures and capitalized software development costs. Each adjusting item is separately presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” for further information.

In evaluating our results, we also focus on operating margin excluding certain expenses included in our total operating expenses calculated in accordance with GAAP. The expenses excluded are stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses consisting of employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. We believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment.

We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In 2010 we derived over 85% of our sales from our channel partners, which include distributors, resellers, system vendors and systems integrators. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user customer. Our sales force works collaboratively with our channel partners to introduce them to customers and new sales opportunities. As we expand geographically, we expect to continue to add additional channel partners. The remainder of our sales is primarily derived from purchases made directly by end-user customers.

From late 2008 and through most of 2009, macroeconomic conditions deteriorated globally and we observed that customers responded to the economic downturn with reductions in IT spending. Since the fourth quarter of 2009 and through 2010, we have benefited, along with the IT industry, from pent-up demand for IT products and services. While the overall macroeconomic environment has improved since late 2009, and while we believe that our customers continue to adopt our product platform as a strategic investment that enables substantial cost savings and improves efficiency and flexibility for their business, we continue to be cautious about the macroeconomic environment and the volatility we are observing in the world economy. We expect to continue to manage our resources prudently, while making key investments in support of our long-term growth objectives.

The majority of our contracts include both perpetual software licenses and ongoing software maintenance contracts. License revenues are recognized when the elements of revenue recognition for the licensed software are complete, generally upon electronic shipment of the software. Software maintenance revenues are typically recognized ratably over the term of the software maintenance period, i.e. over periods from one to five years subsequent to the initial contract, and include renewals of software maintenance sold after the initial software maintenance period expires. We also recognize revenues from professional services provided to our customers primarily as services are performed. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance included in the license agreement. Our software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates we charge for such services when sold separately. The revenues allocated to the software license included in multiple-element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.

As a consequence of the timing differences in the recognition of license revenues and software maintenance revenues, variability in operating margin can result from differences in when we quote and contract for our services and when the cost is incurred. Variability in operating margin can also result when we recognize our foreign denominated unearned maintenance revenues in future periods. Due to our use of the U.S. Dollar as our functional currency, unearned revenue remains at its historical rate when recognized into revenue while our operating expenses in future periods are based upon the foreign exchange rates at that time. Our unearned revenue, both current and long-term, represents a liability on our consolidated balance sheets as the requirements of revenue recognition have not yet been met, and it consists of amounts received from customers and amounts billed but not collected for which revenue has not yet been recognized.

Our unearned revenues consist of unearned software maintenance revenues, unearned professional services revenues and unearned license revenues. As of December 31, 2010, total unearned revenues were $1,860.1, an increase of 40% from the previous year. Of the total, $1,536.6 will be recognized ratably over terms from one to five years, and is comprised of $1,461.3 of software maintenance revenue and $75.3 of license revenue. The weighted-average remaining term of arrangements where revenue will be recognized ratably is approximately 1.8 years. Additionally, unearned revenues of $191.8 are related to software license revenue, which will be recognized upon the shipment of either existing or future products and is classified as current unearned revenue. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions, generally as a strategy to build awareness of our emerging products. To the extent promotional products are not yet available, the revenue for the entire order is deferred until such time as all product obligations have been fulfilled. The remaining unearned revenues of $131.7 relate to professional services and will be recognized when the services are delivered. We believe our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.

Until the second quarter of 2009, most of our revenue contracts with international channel partners were denominated in U.S. Dollars, but a portion of our operating expenses were, and continue to be, denominated in currencies other than the U.S. Dollar. This currency difference between our revenues and operating expenses historically caused variability in our operating margins due to fluctuations in the U.S. Dollar as compared with other currencies. In the second quarter of 2009, we started to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. As a result of invoicing in these local currencies in which we also have expenses, variability in operating margin due to foreign currency fluctuations has been reduced. However, increased exposure to foreign currency fluctuations introduces additional risk for variability in revenue-related components of our consolidated financial statements when these locally denominated revenues are remeasured into U.S. Dollars. We calculate the foreign currency impact on our revenues as the difference between revenues translated at current exchange rates and the same revenues translated at prior-period exchange rates. Given that we began to invoice and collect in currencies other than the U.S. Dollar during the second quarter of 2009, we are not able to determine the full year-over-year impact of foreign currency fluctuations on our revenues. The uncertainty and volatility of currency fluctuations will continue to impact our results. In order to manage our exposure to foreign currency fluctuations, since July 2009, we have entered into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net in the consolidated statements of income. The gains and losses on our foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge.

Our Relationship with EMC

As of December 31, 2010, EMC owned 33,012,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing approximately 80% of our total outstanding shares of common stock and 97% of the combined voting power of our outstanding common stock.

In April 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0. EMC retained the Ionix brand and will continue to offer customers the products acquired by us, pursuant to the ongoing reseller agreement we have with EMC. The net assets and expertise acquired from EMC constituted a business and were accounted for as a business combination between entities under common control pursuant to generally accepted accounting principles (“GAAP”). See Note E to the consolidated financial statements included elsewhere in this filing for further information. In the fourth quarter of 2010, we paid $10.6 of contingent amounts to EMC in accordance with the asset purchase agreement.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles our products and services with EMC’s hardware and sells them to end-users. In 2010 and 2009, we recognized revenues of $48.5 and $14.1, respectively, from products and services sold pursuant to our reseller arrangement with EMC. As of December 31, 2010 and 2009, $29.0 and $22.4, respectively, of revenues from products and services sold under the reseller arrangement were included in unearned revenue.

In the years ended December 31, 2010, 2009 and 2008, we recognized professional services revenues of $60.6, $25.2 and $16.9, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. As of December 31, 2010 and 2009, $5.9 and $0.7, respectively, of revenues from professional services to EMC customers were included in unearned revenue.

In the years ended December 31, 2010, 2009 and 2008, we recognized revenues of $6.1, $5.6 and $4.1, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. As of December 31, 2010 and 2009, $19.3 and $3.7, respectively, of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenue.

We purchased storage systems and software, as well as consulting services, from EMC for $18.4, $9.7 and $25.2 in the years ended December 31, 2010, 2009 and 2008, respectively.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, EMC historically incurred certain costs on our behalf in the U.S., which primarily related to a shared system for travel. In the fourth quarter of 2009, we implemented our own travel system in the U.S. and are now incurring these costs directly. The total cost of the services provided to us by EMC as described above was $66.4, $95.6 and $139.8 in the years ended December 31, 2010, 2009 and 2008, respectively.

As calculated under our tax sharing agreement with EMC, we paid EMC $5.1 in 2010 for our portion of EMC’s consolidated federal income taxes. Under the same tax sharing agreement, EMC paid us $2.5 in 2010 for a refund of an overpayment related to the consolidated federal and state income taxes for the fiscal year ended December 31, 2008. In 2009 and 2008, we paid $14.2 and $64.3, respectively, for our portion of EMC’s consolidated federal and state income taxes for various periods, as well as the conclusion of the 2005 and 2006 federal income tax audit. In 2009, EMC paid us $107.6 for our stand-alone federal taxable loss for the fiscal year ending December 31, 2008 and for a refund of an overpayment related to our portion of EMC’s 2007 federal consolidated income taxes. No payments were made by EMC in 2008. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In 2010 and 2008, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $6.5 and $5.2, respectively. In 2009, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $8.0.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC. In 2010, 2009 and 2008, $4.1, $6.5 and $18.6, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. Our interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

In 2008, we resolved with EMC certain acquisition-related intercompany liabilities due to EMC. As a result, intercompany liabilities due to EMC of $9.7 were recorded as a capital contribution from EMC in additional paid-in capital without the issuance of additional equity by us or remittance of any cash.

As of December 31, 2010, we had $76.5 due from EMC, which was partially offset by $21.0 due to EMC. As of December 31, 2009, we had $47.1 due from EMC, which was partially offset by $20.7 due to EMC. The net amounts due from EMC as of December 31, 2010 and December 31, 2009 were $55.5 and $26.4, respectively, and resulted from the related party transactions described above. In addition to the $55.5 due from EMC as of December 31, 2010, we had $144.3 of income taxes receivable due from EMC, which is included in other current assets on our consolidated balance sheets. As of December 31, 2009, we had $3.0 of income taxes receivable due from EMC and $10.5 of income taxes payable due to EMC. A large portion of the income tax receivable is related to 2010 federal income taxes and is expected to be received from EMC after the 2010 consolidated federal tax return extension is filed. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

By nature of EMC’s majority ownership of us, the amounts we recorded for our intercompany transactions with EMC would not be considered arm’s-length with an unrelated third party. Therefore the financial statements included herein may not necessarily reflect our financial condition, results of operations and cash flows had we engaged in such transactions with an unrelated third party during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance as a stand-alone company.

Income Statement Presentation

As we operate our business in one operating segment, our revenues and operating expenses are presented and discussed at the consolidated level.

Sources of Revenues

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally priced and licensed on a perpetual basis based upon the number of physical desktop computers or server processors on which our software runs. Certain products are licensed on a subscription basis. Effective September 1, 2010, our management solutions are priced on a per-virtual-machine basis. The new model for management products better aligns with our customer’s need to manage the number of virtual machines, rather than to the management of physical hardware.

Software maintenance revenues

Software maintenance revenues are recognized ratably over the contract period. Our contract periods typically range from one to five years. Customers receive various types of technical support based on the level of support purchased. Customers who are party to software maintenance agreements with us are entitled to receive product updates and upgrades on a when-and-if-available basis.

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

Operating Expenses

Cost of license revenues

Our cost of license revenues principally consists of the amortization of capitalized software development costs and of intangibles, as well as royalty costs in connection with technology licensed from third-party providers and the cost of fulfillment of our software. The cost of fulfillment of our software includes product packaging, personnel costs and related overhead associated with the physical and electronic delivery of our software products.

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

Sales and marketing expenses

Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and certain marketing initiatives, including our annual VMworld conferences in the U.S. and Europe. Sales commissions are generally earned and expensed when a firm order is received from the customer and may be recognized in a period different than the period in which the related revenue is recognized.

General and administrative expenses

Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our facilities, finance, human resources, IT infrastructure and legal departments.

Results of Operations

Revenues

Our revenues for the years ended 2010, 2009 and 2008 are as follows:

	For the Year Ended December 31,			% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues:
License	$1,401.4	$1,029.4	$1,178.1	36%	(13)%
Services:
Software maintenance	1,217.0	823.8	555.9	48	48
Professional services	238.9	170.7	147.0	40	16

Total services	1,455.9	994.5	702.9	46	41

	$2,857.3	$2,023.9	$1,881.0	41	8

Revenues:
United States	$1,452.7	$1,039.0	$987.6	40%	5%
International	1,404.6	984.9	893.4	43	10

	$2,857.3	$2,023.9	$1,881.0	41	8

Total revenues were $2,857.3 in 2010, $2,023.9 in 2009 and $1,881.0 in 2008, representing year-over-year increases of $833.4 or 41% in 2010 and $142.9 or 8% in 2009. The revenue mix in 2010 reflected an increase in license revenues and an increase in services revenues as compared with 2009. The revenue mix in 2009 reflected a decrease in license revenues and an increase in services revenues as compared with 2008. In 2010 and 2009, the growth in our services revenues was driven by strong maintenance renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with software licenses. Our professional services practice has continued to grow in conjunction with the growth of our customer base. During 2010, we saw improved economic conditions and a corresponding increase in customer spending, which drove our license revenue growth for the year. Geographically, both U.S. and international revenues increased in 2010 and 2009, respectively, as compared with their respective prior years. The decline in license revenues year-over-year in 2009 was a result of customers delaying or reducing their IT purchases in response to the macroeconomic environment.

License Revenues

Software license revenues were $1,401.4 in 2010, $1,029.4 in 2009 and $1,178.1 in 2008, representing a year-over-year increase of $372.0 or 36% in 2010 and a year-over-year decrease of $148.7 or 13% in 2009. We believe license revenues benefited in 2010 from the improving macroeconomic environment, resulting in strong customer demand for the vSphere platform and growing interest in our desktop and management solutions. We believe that the revenue decline in 2009 compared with 2008 was due to the difficult macroeconomic environment and the related challenges that our customers faced, including reduced budgets for IT spending.

We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly by us and through certain channel partners. ELAs are core to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application platform products, our end-user computing products, and virtualization and cloud management products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately and the remainder is deferred and recognized as services maintenance revenues in future periods. In addition, ELAs typically include an initial maintenance period that is longer than other types of license sales.

In 2010, we observed an increase in the volume of our ELAs as compared with 2009 and 2008, due in part to growing international customer interest as well as the improving economic environment. In addition, in 2010, customers generally renewed their ELAs at a dollar value higher than the original transaction and with an average maintenance term of three years. The increase in the value of the renewed ELAs compared with the initial ELAs is typically due to additional products and upgrades added to the renewed ELAs, as well as the expanding use of originally purchased products within the customer’s environment.

Services Revenues

Services revenues were $1,455.9 in 2010, $994.5 in 2009 and $702.9 in 2008, representing year-over-year increases of $461.4 or 46% in 2010 and $291.6 or 41% in 2009. The increase in services revenues during 2010 and 2009 was primarily attributable to growth in our software maintenance revenues.

Software maintenance revenues were $1,217.0 in 2010, $823.8 in 2009 and $555.9 in 2008, representing year-over-year increases of $393.3 or 48% in 2010 and $267.9 or 48% in 2009. In 2010 and 2009, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with software licenses. In 2010, customers continued to buy, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture. In addition, in 2009, services revenues increased year-over-year as a result of customers becoming current on their maintenance agreements in order to receive our 2009 release of vSphere 4.0 as a part of their service arrangements.

Professional services revenues were $238.9 in 2010, $170.7 in 2009 and $147.0 in 2008, representing year-over-year increases of $68.2 or 40% in 2010 and $23.7 or 16% in 2009. Professional services revenues increased as growth in our installed-base led to strong demand for our professional services, including consulting and customer training. As we continue to invest in our partners and expand our eco-system of third-party professionals with expertise in our solutions to independently provide professional services to our customers, we do not expect our professional services revenues to constitute an increasing component of our revenue mix. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.

Operating Expenses

Information about our operating expenses is as follows:

	For the Year Ended December 31, 2010
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenue	$52.4	$1.7	$99.5	$23.9	$177.5
Cost of services revenue	292.3	18.5	—	5.5	316.3
Research and development	537.8	164.4	(60.7)	11.5	653.0
Sales and marketing	931.7	73.1	—	8.5	1,013.3
General and administrative	230.1	34.0	—	5.2	269.3

Total operating expenses	$2,044.3	$291.7	$38.8	$54.6	$2,429.4

Operating income					$428.0
Operating margin					15.0%

	For the Year Ended December 31, 2009
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenue	$30.8	$1.3	$82.9	$11.7	$126.7
Cost of services revenue	217.7	14.9	—	0.4	233.0
Research and development	441.6	121.8	(68.6)	1.8	496.6
Sales and marketing	675.5	58.6	—	2.3	736.4
General and administrative	174.6	34.9	—	2.4	211.9

Total operating expenses	$1,540.2	$231.5	$14.3	$18.6	$1,804.6

Operating income					$219.3
Operating margin					10.8%

	For the Year Ended December 31, 2008
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenue	$24.1	$1.1	$51.6	$11.3	$88.1
Cost of services revenue	202.2	13.5	—	0.2	215.9
Research and development	432.7	78.0	(90.9)	9.4	429.2
Sales and marketing	599.5	49.8	—	4.8	654.1
General and administrative	153.9	24.1	—	3.2	181.2

Total operating expenses	$1,412.4	$166.5	$(39.3)	$28.9	$1,568.5

Operating income					$312.5
Operating margin					16.6%

(1)

Core operating expenses is a non-GAAP financial measure that excludes stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses from our total operating expenses calculated in accordance with GAAP. The other expenses excluded are employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. See “Non-GAAP Financial Measures” below for further information.

Operating margins increased from 10.8% in 2009 to 15.0% in 2010 and decreased from 16.6% in 2008 to 10.8% in 2009. The increase in our operating margin in 2010 compared with 2009 primarily related to the increase in our revenues, which outpaced the increase in our expenses. The decrease in our operating margin in 2009 compared with 2008 primarily related to slower revenue growth, which was negatively impacted by the global economic downturn in 2009 and late 2008 and our continued investments in our products and the Company’s infrastructure. In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above.

Core Operating Expenses

The following discussion of our core operating expenses and the components comprising our core operating expenses highlights the factors that our management focuses upon in evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses, which consist of employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items set forth above.

Core operating expenses increased by $504.1 or 33% in 2010 compared with 2009 and $127.8 or 9% in 2009 compared with 2008. As quantified below, these increases were primarily due to increases in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training. The increases in employee-related expenses for both periods were largely a result of incremental headcount from strategic hiring, business growth and business acquisitions, as well as from higher commission expense as a result of increased sales volumes beginning in the fourth quarter of 2009 and continuing through 2010. In 2009, the increase in core operating expenses was partially offset by the benefit from the austerity measures that we introduced at the end of 2008 in response to the global economic downturn. These austerity measures included reduced travel and entertainment costs, decreased contractor costs, hiring limits and suspensions of merit pay increases and matching contributions to employee 401(k) retirement plan accounts. We reinstated matching contributions to 401(k) retirement plan accounts in the fourth quarter of 2009, and we reinstated a budget for merit pay increases effective in the second quarter of 2010.

A portion of our core operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Core operating expenses were negatively impacted by $4.1 in 2010 and benefited by $28.0 in 2009, as compared with their respective prior years, due to the effect of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies.

Cost of License Revenues

Core operating expenses in cost of license revenues increased by $21.6 or 70% in 2010 compared with 2009 and by $6.7 or 28% in 2009 as compared with 2008. The increases were primarily due to increases of $19.2 and $8.1, respectively, in royalty and licensing costs for technology licensed from third-party providers that is used in our products.

Cost of Services Revenues

Core operating expenses in cost of services revenues increased by $74.6 or 34% in 2010 compared with 2009 and by $15.5 or 8% in 2009 compared with 2008. The increase in 2010 was primarily due to growth in employee-related expenses of $41.1, which were largely driven by incremental headcount from business growth and acquisitions, as well as an increase in third-party professional services costs of $19.1 to provide professional services and training, primarily associated with increased services revenues. The increase in 2009 was primarily due to increases in employee-related expenses of $13.5, which were largely driven by incremental headcount to support the services function, as well as an increase in third-party professional services costs of $10.5 to provide technical support and professional services, primarily associated with increased services revenues. These increases in 2009 were partially offset by a decrease of $9.4 for certain costs that were previously categorized as cost of services revenues that are now recorded in other operating expense categories on our consolidated statements of income.

Research and Development Expenses

Core operating expenses for R&D increased by $96.2 or 22% in 2010 compared with 2009 and by $8.9 or 2% in 2009 compared with 2008. The increase in 2010 was primarily due to growth in employee-related expenses of $80.3, which was primarily driven by incremental headcount from strategic hiring and business acquisitions. The increase in 2009 was primarily due to employee-related expenses of $27.9 driven primarily by incremental headcount from strategic hiring. This increase was partially offset by a decrease of $16.5 in corporate and legal expenses and contractor costs due to the austerity measures we introduced at the end of 2008 in response to the global economic downturn.

Sales and Marketing Expenses

Core operating expenses for sales and marketing increased by $256.2 or 38% in 2010 compared with 2009 and by $76.0 or 13% in 2009 compared with 2008. The increase in 2010 was primarily due to growth in employee-related expenses of $159.3 driven by incremental headcount from strategic hiring and business acquisitions as well as by higher commission expense due to increased sales volumes. In support of our expanding markets and sales efforts, the costs of marketing programs increased by $36.9, and travel and entertainment expense increased by $19.9. We also incurred additional expenses of $20.6 for IT infrastructure development to support revenue growth, as well as consulting projects. The fluctuations in the exchange rate between the U.S. Dollar and foreign currencies had a minimal impact on expenses in 2010. The increase in 2009 was primarily due to increases in employee-related expenses of $82.9 driven by incremental headcount added in conjunction with our international expansion as well as by higher commission expense due to increased sales volumes. These increases in 2009 were partially offset by the positive impact of $16.6 from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies, a decrease in travel and entertainment expense of $13.1 resulting from the austerity measures we implemented at the end of 2008, and a decrease in the costs of marketing programs of $7.5.

General and Administrative Expenses

Core operating expenses for general and administrative increased by $55.5 or 32% in 2010 compared with 2009 and by $20.7 or 13% in 2009 compared with 2008. The increase in 2010 was primarily due to an increase of $21.2 related to corporate expenses, including contributions to our charitable foundation and legal fees. Also contributing to the increase in expenses in 2010 was depreciation and equipment expenses of $11.3 and employee-related expenses of $10.9 due to the incremental growth in headcount. The increase in 2009 was primarily due to an increase of $18.3 related to employee-related expenses as a result of additional personnel employed to enhance the infrastructure of our business and to expand our own administrative functions. The increase in employee-related expenses in 2009 also included expenses related to the relocation of certain functions to lower-cost geographical regions.

Stock-Based Compensation Expense

	For the Year Ended December 31,
	2010	2009	2008
Stock-based compensation, excluding amounts capitalized	$291.7	$231.5	$166.5
Stock-based compensation capitalized	10.9	14.9	22.7

Stock-based compensation, including amounts capitalized	$302.6	$246.4	$189.2

Stock-based compensation expense was $302.6 in 2010, $246.4 in 2009 and $189.2 in 2008, representing year-over-year increases of $56.2 and $57.2, respectively. The increase in stock-based compensation expense in 2010 over 2009 was primarily due to an increase of $29.9 for grants made to new employees, an increase of $28.2 from new awards made to our existing employees, and an increase of $20.8 from equity awards issued in connection with the acquisition of SpringSource late in the third quarter of 2009. These increases were offset in part by a decrease of $20.8 primarily related to forfeitures and grants reaching a fully vested status. In 2009, stock-based compensation increased over 2008 primarily due to an increase of $36.1 from restricted stock unit awards to certain international employees who were not eligible to participate in the September 2008 offer to exchange certain employee stock options issued under VMware’s 2007 Equity and Incentive Plan and restricted stock unit awards to various other employees for retention purposes. Additionally, stock-based compensation increased by $14.8 for new awards made to our existing employees in the second quarter of 2009 and $14.3 from equity awards issued in connection with the acquisition of SpringSource late in the third quarter of 2009. The 2009 increases were offset by a decrease of $9.7 primarily related to forfeitures and grants reaching a fully vested status.

Stock-based compensation is recorded to each operating expense category based upon the function of the employee to whom the stock-based compensation relates and fluctuates based upon the value and number of awards granted. Compensation philosophy varies by function, resulting in different weightings of cash incentives versus equity incentives. As a result, functions with larger cash-based components, such as commissions, will have comparatively lower stock-based compensation expense than other functions.

As of December 31, 2010, the total unamortized fair value of our outstanding equity-based awards held by our employees was approximately $595.8. This amount will be recognized over the awards’ requisite service periods, and is expected to result in stock-based compensation expense of approximately $270.6, $169.8, $114.3 and $41.1 for 2011, 2012, 2013 and 2014, respectively.

In future quarters, we expect our total stock-based compensation expense to increase as a result of additional equity grants we have recently made as well as grants we expect to make. Stock-based compensation expense reported in our consolidated statements of income is reduced by the amount of stock-based compensation that may be capitalized for the development of new software products and the amount of awards that are forfeited.

Capitalized Software Development Costs, Net

Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the products’ technological feasibility has been established and ending when the product is available for general release. The R&D expenses and amounts that we capitalize as software development costs may not be comparable to our peer companies due to differences in a variety of factors, including multiple areas of judgment inherent in the assessment of these costs.

In 2010, 2009 and 2008, we capitalized $71.6 (including $10.9 of stock-based compensation), $83.5 (including $14.9 of stock-based compensation), and $113.6 (including $22.7 of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income. The decrease in capitalized software development costs of $10.1 in 2010 as compared with 2009 was primarily due to the timing of when products reached technological feasibility. The decrease in capitalized software costs of $30.1 in 2009 as compared with 2008 was primarily due to $37.7 of reduced costs capitalized for VMware vSphere 4.0 as most of the vSphere 4.0 costs were capitalized during the second half of 2008. This decrease was partially offset by an increase of $14.5 related to the development of version 4.1 of VMware vSphere, which was released in the third quarter of 2010.

In 2010, 2009 and 2008, amortization expense from capitalized software development costs was $99.5, $82.9 and $51.6. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. The increase in the amortization of software development costs of $16.6 in 2010 compared with 2009 was primarily due to the general release of VMware vSphere 4.0 in the second quarter of 2009 and the subsequent release of version 4.1 in the third quarter of 2010. This resulted in an increase in amortization of $36.2 in 2010 as compared with 2009 that was partially offset by $22.8 of amortization for certain capitalized projects that were fully amortized prior to the end of 2009. The increase in the amortization of software development costs of $31.3 in 2009 compared with 2008 was primarily due to the general release of VMware vSphere 4.0 in the second quarter of 2009, which resulted in an increase in amortization of $38.7 in 2009 as compared with 2008.

Other Operating Expenses

Other operating expenses, which consist of employer payroll tax on employee stock transactions, intangible amortization and acquisition-related items, were $54.6 in 2010, $18.6 in 2009 and $28.9 in 2008, representing an increase of $35.9 in 2010 and a decrease of $10.3 in 2009. The increase in 2010 was primarily due to additional intangible amortization of $20.6, primarily resulting from new acquisitions, as well as an increase of $13.4 in employer payroll taxes on employee stock transactions, which was driven by the increase in the market value of our stock and the number of awards exercised, sold or vested. The decrease in 2009 was primarily due to expensed in-process research and development of $6.6 in 2008, which was not repeated in 2009, and a decrease of $3.3 resulting from the completion of intangible amortization related to historical acquisitions.

Investment Income

Investment income decreased by $1.6 or 19% to $6.6 in 2010, as compared with $8.2 in 2009. Investment income decreased by $20.1 or 71% in 2009, as compared with $28.3 in 2008. Investment income primarily consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. Investment income decreased in 2010 compared with 2009 primarily due to a decrease in the average rate of interest earned as a result of lower market interest rates. This decrease was partially offset by higher yields earned on our fixed income securities during the second half of 2010 and increased cash equivalent and short-term investment balances. During the second quarter of 2010, we began investing in fixed income securities in order to achieve investment returns in line with our objectives of principal preservation and risk management. Investment income decreased in 2009 compared with 2008 primarily due to a decrease in the average rate of interest earned as a result of lower market interest rates.

Interest Expense with EMC, Net

Interest expense with EMC, net, decreased by $2.9 or 41%, to $4.1 in 2010, as compared with $7.0 in 2009 and by $11.3 or 62% to $7.0 in 2009, as compared with $18.3 in 2008. Interest expense with EMC, net primarily consists of interest expense incurred on the note issued to EMC in April 2007. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter. The decrease in interest expense in 2010 and 2009, as compared with 2009 and 2008, respectively, was due to lower interest rates on the note. For 2010, 2009 and 2008, the weighted-average rate was 0.9%, 1.45% and 4.14%, respectively.

Other Income (Expense), Net

Other expense, net of $14.2 in 2010 changed by $17.1 as compared with other income, net of $2.9 in 2009. Other income, net of $2.9 in 2009 changed by $6.1 as compared with other expense, net of $3.2 in 2008. The change in 2010 compared with 2009 was primarily due to $8.2 of foreign exchange loss from the net impact of underlying foreign currency exposure and foreign currency forward contracts. These losses were partially offset by a gain of $5.9 recognized in the third quarter of 2009 from the remeasurement to fair value of a previously held equity interest in SpringSource in connection with the acquisition of SpringSource. The change in 2009 compared with 2008 was primarily due to the aforementioned gain of $5.9 recognized in 2009, partially offset by losses on foreign currency transactions.

Income Tax Provision

Our effective tax rate for 2010 was 14.2% as compared with 11.8% for 2009 and 9.1% for 2008. The higher effective tax rate in 2010 was primarily attributable to a jurisdictional shift of income from lower-tax jurisdictions to the United States, which was offset by a decrease in unrecognized tax positions relative to income before income tax. The increase in the effective rate to 11.8% in 2009 from 9.1% in 2008 was mainly attributable to an increase in unrecognized tax positions as a percent of income before tax, offset by the increase in the favorable impact of tax credits relative to income before tax.

The 2011 tax rate is expected to be higher than the fiscal year 2010 tax rate primarily due to a forecasted shift of earnings from lower-tax jurisdictions to the United States and a lower U.S. Federal R&D tax credit, partially offset by a decrease in unrecognized tax positions as a percent of income before income tax. The effective tax rate for fiscal year 2011 is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences related to the resolution of audits or changes in uncertain tax positions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.

We have been included in the EMC consolidated group for U.S. federal income tax purposes, and expect to continue to be included in such consolidated group for periods in which EMC owns at least 80% of the total voting power and value of our outstanding stock as calculated for U.S. federal income tax purposes. The percentage of voting power and value calculated for U.S. federal income tax purposes may differ from the percentage of outstanding shares beneficially owned by EMC due to the greater voting power of our Class B common stock as compared to our Class A common stock and other factors. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Should EMC’s ownership fall below 80% of the total voting power or value of our outstanding stock in any period, then we would no longer be included in the EMC consolidated group for U.S. federal income tax purposes, and thus no longer be liable in the event that any income tax liability was incurred, but not discharged, by any other member of the EMC consolidated group. Additionally, our U.S. federal income tax would be reported separately from that of the EMC consolidated group.

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

Liquidity and Capital Resources

During the second quarter of 2010, we began investing in fixed income securities, which drove a shift from cash and cash equivalents to short-term investments. Our fixed income investment portfolio is denominated in U.S. Dollars and consists of various holdings, types and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk.

	December 31,
	2010	2009
Cash and cash equivalents	$1,629.0	$2,486.5
Short-term investments	1,694.7	27.4

Total cash, cash equivalents and short-term investments	$3,323.7	$2,513.9

Our operating activities in 2010, 2009 and 2008, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the years ended 2010, 2009 and 2008 were as follows:

	For the Year Ended December 31,
	2010	2009	2008
Net cash provided by (used in):
Operating activities	$1,174.4	$985.6	$800.1
Investing activities	(2,261.9)	(562.4)	(421.9)
Financing activities	230.1	222.4	231.4

Net increase (decrease) in cash and cash equivalents	$(857.4)	$645.6	$609.6

In evaluating our liquidity internally, we focus on long-term, sustainable growth in free cash flows and in non-GAAP cash flows from operating activities (“non-GAAP operating cash flows”). We define non-GAAP operating cash flows as net cash provided by operating activities less capitalized software development costs plus the excess tax benefits from stock-based compensation. We define free cash flows, also a non-GAAP financial measure, as non-GAAP operating cash flows less capital expenditures. See “Non-GAAP Financial Measures” for additional information.

Our non-GAAP operating cash flows and free cash flows for 2010, 2009 and 2008 were as follows:

	For the Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$1,174.4	$985.6	$800.1
Capitalized software development costs	(64.1)	(68.6)	(90.9)
Excess tax benefits from stock-based compensation	223.4	26.2	85.8

Non-GAAP operating cash flows	1,333.7	943.2	795.0
Capital expenditures	(131.7)	(103.4)	(191.6)

Free cash flows	$1,202.0	$839.8	$603.4

Free cash flows increased by $362.2 or 43% to $1,202.0 for the year ended December 31, 2010, compared with $839.8 for the year ended December 31, 2009, and by $236.4 or 39% to $839.8 for the year ended December 2009, compared with $603.4 for the year ended December 31, 2008. The increase in free cash flows in 2010 and 2009 was primarily due to increased sales and related cash collections.

Historically, we have invested excess cash predominantly in money market securities that are liquid and of high quality investment grade. The fair value for money market securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. In the second quarter of 2010, we began investing in fixed income securities. As of December 31, 2010, we held a diversified portfolio of money market funds and fixed income securities, which primarily consist of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities.

We expect to continue to generate positive cash flows from operations in 2011 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements including strategic acquisitions and capital expenditures for at least the next twelve months.

Operating Activities

Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in assets and liabilities. Non-cash adjustments include depreciation, amortization of intangible assets, amortization of premiums paid upon purchase of investments in our fixed income portfolio, stock-based compensation expense, deferred income taxes, excess tax benefits from stock-based compensation and other adjustments. Net changes in assets and liabilities were impacted by increases in unearned revenues in the periods presented, and we expect this trend to continue in the future.

Cash provided by operating activities increased by $188.8 to $1,174.4 in 2010, as compared with $985.6 in 2009. The increase in operating cash flows for 2010 was the result of an increase in cash collections from customers driven by strong sales volume. The increase in cash collections was partially offset by increases in our core operating expenses, primarily related to incremental headcount from strategic hiring and business acquisitions as well as an increase in the excess tax benefit from stock-based compensation due to the increase in market value of our stock.

Cash flows from operating activities in 2009 were positively impacted by the collection of $107.6 from EMC related to the 2008 joint income tax return with EMC. The receivable was due to our stand-alone taxable loss for the year-ended December 31, 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock where the restrictions lapsed. Under the tax sharing agreement with EMC, EMC is obligated to pay us an amount equal to the tax benefit that EMC will recognize on its tax return. In 2009, the receipt was offset by the payment of $14.2 for our portion of EMC’s consolidated federal and state income taxes for various periods, as well as the conclusion of the 2005 and 2006 federal income tax audit.

Investing Activities

Cash used in investing activities is primarily attributable to the purchase of fixed income securities, business acquisitions, capital expenditures and capitalized software development costs. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.

We began investing in fixed income securities during the second quarter of 2010 to achieve our objective of an appropriate investment return consistent with the preservation of principal and management of risk. Total fixed income securities of $2,101.9 purchased in 2010 are classified as cash outflows from investing activities. We classify these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by a cash inflow of $516.3 as a result of the sales and maturities of these fixed income securities.

In 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT management business for $175.0 and paid $10.6 in contingent amounts to EMC. The net assets and expertise acquired from EMC constituted a business and were accounted for as a business combination between entities under common control. See Note E to the consolidated financial statements included elsewhere in this filing for further information.

During 2010, we paid $293.0 for various business acquisitions as compared with $356.3 paid for SpringSource in 2009 and $138.6 for various acquisitions in 2008. Business acquisitions are an important element in our industry and we expect to continue to consider additional strategic acquisitions in the future.

Financing Activities

Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”), were $431.3, $227.7 and $190.1 in 2010, 2009 and 2008, respectively. In 2009, the timing of purchases under our ESPP was amended and, as a result, we completed two ESPP purchases of shares in 2010 with aggregate proceeds of $45.1, while in 2009 we completed one ESPP purchase with proceeds of $18.3.

In 2010, the cash inflows were partially offset by cash outflows of $338.5 in 2010 to repurchase shares of our Class A common stock as part of our stock repurchase program. In March 2010, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 of our Class A common stock through the end of 2011. From time-to-time, subject to market conditions, stock is purchased pursuant to this program in the open market or through private transactions as permitted by securities laws and other legal requirements. In 2010, we repurchased and retired 4.9 million shares of our Class A common stock at a weighted-average price of $68.96 per share under the stock repurchase program that we announced in March 2010. As of December 31, 2010, authorized funds of $61.6 remained available under the stock repurchase program.

There were additional cash outflows of $86.2, $31.5 and $44.5 in 2010, 2009 and 2008, respectively, to repurchase shares of our Class A common stock to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $223.5, $26.2 and $85.8 in 2010, 2009 and 2008, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year change in the repurchase of shares and the excess tax benefit from stock-based compensation in 2010 was primarily due to the increase in the market value of our stock and the number of awards exercised, sold or vested. The year-over-year change in the repurchase of shares and the excess tax benefit from stock-based compensation in 2009 was primarily due to the decline in the market value of our stock and the number of awards exercised, sold, or vested.

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

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of core operating expenses, non-GAAP operating cash flows and free cash flows each meet the definition of a non-GAAP financial measure.

Core Operating Expenses

Management uses the non-GAAP measure of core operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, to calculate bonus payments and to evaluate our financial performance, the performance of its individual functional groups and the ability of operations to generate cash. Management believes that core operating expenses reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses that are not reflective of ongoing operating results.

We define core operating expenses as our total operating expenses excluding the following components, which we believe are not reflective of our ongoing operational expenses. In each case, for the reasons set forth below, management believes that excluding the component provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies and to better understand the long-term performance of our core business.

•

Stock-based compensation. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control.

•

Amortization and capitalization of software development costs. Amortization and capitalization of software development costs can vary significantly depending upon the timing of products reaching technological feasibility and being made generally available.

•

Other expenses. Other expenses excluded are employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. The amount of employer payroll taxes on stock-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. Regarding the amortization of intangible assets, a portion of the purchase price of our acquisitions is generally allocated to intangible assets, such as intellectual property, and is subject to amortization. However, we do not acquire businesses on a predictable cycle. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Acquisition-related items include direct costs of acquisitions, such as transaction fees, which vary significantly and are unique to each acquisition. Additionally, we do not acquire businesses on a predictable cycle.

Non-GAAP operating cash flows and free cash flows

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

We deduct capitalization of software development costs from both measures because these costs are considered to be a necessary component of our ongoing operations and the amount capitalized under GAAP can vary significantly from period-to-period depending upon the timing of products reaching technological feasibility and being made generally available. Consequently, software development costs paid out during a period that are capitalized under GAAP and do not impact GAAP operating cash flows for that period do result in a decrease to our measures of non-GAAP operating cash flows and non-GAAP free cash flows, thereby providing management with useful measures of cash flows generated from operations during the period. We add back the excess income tax benefits from stock-based compensation to our measures of non-GAAP operating cash flows and free cash flows as management internally views cash flows arising from income taxes as similar to operating cash flows rather than as financing cash flows as required under GAAP. Furthermore, we exclude capital expenditures on property and equipment from free cash flows because these expenditures are also considered to be a necessary component of ongoing operations.

Limitations on the use of Non-GAAP financial measures

A limitation of our non-GAAP financial measures of core operating expenses, non-GAAP operating cash flows and free cash flows is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP measures of core operating expenses, non-GAAP operating cash flows and free cash flows should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based compensation, if we did not pay out a portion of compensation in the form of stock-based compensation and related employer payroll taxes, the cash salary expense included in costs of revenues and operating expenses would be higher which would affect our cash position. Further, the non-GAAP measure of core operating expenses has certain limitations because it does not reflect all items of income and expense that affect our operations and are reflected in the GAAP measure of total operating expenses.

We compensate for these limitations by reconciling core operating expenses to the most comparable GAAP financial measure. Management encourages investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.

See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the years ended December 31, 2010, 2009 and 2008.

See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the years ended December 31, 2010, 2009 and 2008.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

Guarantees and Indemnification Obligations

We enter into agreements in the ordinary course of business with, among others, customers, distributors, resellers, system vendors and systems integrators. Most of these agreements require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates a patent, copyright, trademark, trade secret, and/or other intellectual property right. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury, or the acts or omissions by us and our employees, agents, or representatives.

We have agreements with certain vendors, financial institutions, lessors and service providers pursuant to which we have agreed to indemnify the other party for specified matters, such as acts and omissions by us and our employees, agents, or representatives.

We have procurement or license agreements with respect to technology that we have obtained the right to use in our products and agreements. Under some of these agreements, we have agreed to indemnify the supplier for certain claims that may be brought against such party with respect to our acts or omissions relating to the supplied products or technologies.

We have agreed to indemnify our directors and executive officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer. Our by-laws and charter also provide for indemnification of our directors and officers to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. We also indemnify certain employees who provide service with respect to employee benefits plans, including the members of the Administrative Committee of the VMware 401(k) Plan.

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

Contractual Obligations

We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 years (1)	3-5 years (2)	More than 5 years
Note payable to EMC (3)	$450.0	$—	$450.0	$—	$—
Operating leases (4)	421.3	40.8	63.1	42.4	275.0
Other agreements (5)	65.7	15.7	22.8	5.8	21.4

Sub-Total	$937.0	$56.5	$535.9	$48.2	$296.4
Uncertain tax positions (6)	107.9

Total	$1,044.9

(1)	Includes payments from January 1, 2012 through December 31, 2013.

(2)	Includes payments from January 1, 2014 through December 31, 2015.

(3)	The note is due and payable in full on April 6, 2012; however, we can pay down the note at an earlier date in full or in part at our election.

(4)	Our operating leases are primarily for office space around the world.

(5)	Consisting of various contractual agreements, which include commitments on the lease for our Washington data center facility.

(6)	As of December 31, 2010, we had $107.9 of non-current net unrecognized tax benefits under generally accepted accounting guidance. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth below may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note A, “Overview and Basis of Presentation,” to our consolidated financial statements appearing in this Annual Report on Form 10-K.

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

We recognize license revenues from the sale of software licenses when risk of loss transfers, which is generally upon electronic shipment. We primarily license our software under perpetual licenses through our channel of distributors, resellers, system vendors, systems integrators and our direct sales force. To the extent we offer product promotions and the promotional products are not yet available, the revenue for the entire order is deferred until such time as all product obligations have been fulfilled. We defer revenues relating to products that have shipped into our channel until our products are sold through the channel. We estimate and record reserves for products that are not sold through the channel based on historical trends and relevant current information. We obtain sell-through information from distributors and certain resellers on a monthly basis and reconcile any estimates, if necessary, made in the previous month. Historically, actual information has not differed materially from the related estimate. For our channel partners who do not report sell-through data, we determine sell-through based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For software sold by system vendors that is bundled with their hardware, unless we have a separate license agreement with the end-user, revenue is recognized in arrears upon the receipt of binding royalty reports. The accuracy of our reserves depends on our ability to estimate the product sold through the channels and could have a significant impact on the timing and amount of revenue we report.

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

With limited exceptions, VMware’s return policy does not allow product returns for a refund. Certain distributors and resellers may rotate stock when new versions of a product are released. We estimate future product returns at the time of sale. Our estimate is based on historical return rates, levels of inventory held by distributors and resellers and other relevant factors. The accuracy of these reserves depends on our ability to estimate sales returns and stock rotation among other criteria. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Returns have not been material to date and have been in line with our expectations.

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

Our software products are typically sold with software maintenance services. VSOE of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance included in the license agreement. Our software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates we charge for such services when sold separately. The revenues allocated to the software license included in multiple-element contracts represent the residual amount of the contract after the fair value of the other elements has been determined. If we are unable to establish VSOE of fair value for one of the undelivered elements included in a multiple-element contract, the revenue is deferred until VSOE of fair value for the undelivered element has been established or the element has been delivered. If the element involves time-based delivery, the entire arrangement is recognized ratably over the delivery period.

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, and various types of technical support based on the level of support purchased. In the event specific features or functionalities, entitlements or the release number of an upgrade have been announced but not delivered, and customers will receive that upgrade as part of a current software maintenance contract, a specified upgrade is deemed created and product revenues are deferred on purchases made after the announcement date until delivery of the upgrade. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade. VSOE of fair value of these upgrades is established based upon the price set by management. We have a history of selling such upgrades on a stand-alone basis. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent with the sale of these elements on a stand-alone basis. This determination could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

Capitalized Software Development Costs

Costs related to R&D are generally charged to expense as incurred. Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization from the time technological feasibility is established until the product is available for general release. Judgment is required to determine when technological feasibility is established. Changes in judgment as to when technological feasibility is established, or changes in our business, including our go-to-market strategy, would likely materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability declines in the future, the amount of costs capitalized would likely decrease. In addition, our R&D expenses and amounts capitalized as software development costs may not be comparable to our peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, we amortized these costs using the straight-line method as it is the greater of the two amounts. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which we actually generate revenues or the amounts of revenues generated.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, other intangible assets and goodwill. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable are evaluated based upon the creditworthiness of our customers, historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate, our actual bad debt expense could exceed our estimate. Other intangible assets are evaluated based upon the expected period during which the asset will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. As we operate our business in one operating segment and one reporting unit, our goodwill is assessed at the consolidated level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment is performed by comparing the market value of our reporting unit to its carrying value.

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

New Accounting Pronouncements

Revenue Recognition

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards became effective for us for multiple-element arrangements entered into or materially modified on or after January 1, 2011. We have determined that these new standards did not have an impact on our consolidated financial statements as our business is currently conducted.

Software

In September 2009, the FASB issued amended standards for the accounting for certain revenue arrangements that include software elements. These new standards amend pre-existing software revenue guidance by removing from its scope tangible products that contain both software and non-software components that function together to deliver the product’s functionality. These amended standards became effective for us for revenue arrangements entered into or materially modified on or after January 1, 2011. We have determined that these new standards are not applicable to our business and will not have an impact on our consolidated financial statements.

Consolidations

In December 2009, the FASB issued standards for consolidation of variable interest entities (“VIEs”) primarily related to the determination of the primary beneficiary of the VIE. These amended standards became effective for us on January 1, 2010. The adoption of these standards did not have a material impact on our consolidated financial position and results of operations. These amended standards may, however, have an impact on accounting for any changes to existing relationships or future investments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.

International revenues as a percentage of total revenues were 49% in 2010, 49% in 2009 and 48% in 2008. Historically, our revenue contracts were primarily denominated in U.S. Dollars. In May 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Euro, the British Pound, the Australian Dollar and the Indian Rupee. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.

Operating expenses were negatively impacted by $4.1 million in 2010 and $10.6 million in 2008, and benefited by $28.0 million in 2009, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same period in the prior year. We calculate the foreign currency impact on our operating expenses as the difference between operating expenses translated at current exchange rates and the same expenses translated at prior-period exchange rates. Given that we began to invoice and collect in currencies other than the U.S. Dollar during the second quarter of 2009, we will not be able to determine the year-over-year impact of foreign currency fluctuations on our revenues for the periods disclosed until we have a full year of prior-year comparable information.

To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, such as foreign currency forward contracts. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of December 31, 2010, we had outstanding forward contracts with a total notional value of $238.9 million. The fair value of these forward contracts was immaterial as of December 31, 2010. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts of $23.9 million as of December 31, 2010. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that VMware hedges.

This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not enter into speculative foreign exchange contracts for trading purposes. See Note D to the consolidated financial statements for further information.

Interest Rate Risk

Fixed Income Securities

During the second quarter of 2010, we began investing in fixed income securities. Our fixed income investment portfolio is denominated in U.S. Dollars and consists of various holdings, types and maturities.

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of December 31, 2010 by $7.6 million and $15.1 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during 2010. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes C and D to the consolidated financial statements for further information.

Note Payable to EMC

As of December 31, 2010, $450.0 million was outstanding on our consolidated balance sheet in relation to the note payable with EMC. The interest rate on the note payable was 0.84% as of both December 31, 2010 and 2009 and 4.43% as of December 31, 2008. In 2010, 2009 and 2008, $4.1 million, $6.5 million and $18.6 million, respectively, of interest expense was recorded related to the note payable.

The note may be repaid, without penalty, at any time. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the December 31, 2010 rate and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

Equity Price Risk

Our investments in equity securities expose us to market risk associated with publicly traded equity securities. These investments are classified as short-term investments on our consolidated balance sheets. A hypothetical change of 10% and 20% in the publicly traded price for our investments in equity securities would have changed the fair value of these investments by $5.2 million and $10.4 million, respectively, as of December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VMware, Inc.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of VMware, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VMware, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2010 and 2009. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

February 28, 2011

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$357,439	$197,098	$290,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260,551	198,486	158,628
Stock-based compensation, excluding amounts capitalized	291,691	231,456	166,516
Excess tax benefits from stock-based compensation	(223,457)	(26,214)	(85,776)
Other	13,083	2,816	8,663
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(77,121)	(193,610)	(52,527)
Other assets	(79,431)	(14,181)	(21,910)
Due to/from EMC, net	(28,508)	(64,762)	40,348
Accounts payable	8,881	(17,886)	3,012
Accrued expenses	120,880	124,685	22,930
Income taxes receivable from EMC	2,508	107,927	(111,050)
Income taxes payable	89,439	32,779	26,623
Deferred income taxes, net	(56,948)	(40,476)	38,908
Unearned revenue	495,382	447,498	315,633

Net cash provided by operating activities	1,174,389	985,616	800,131

Investing activities:
Additions to property and equipment	(131,695)	(103,375)	(191,596)
Capitalized software development costs	(64,149)	(68,611)	(90,900)
Purchases of available-for-sale securities	(2,101,907)	—	—
Sales of available-for-sale securities	389,251	—	—
Maturities of available-for-sale securities	127,054	—	—
Purchase of strategic investments	(4,800)	(34,665)	(1,750)
Sale of strategic investments	2,648	—	—
Business acquisitions, net of cash acquired	(292,970)	(356,278)	(138,569)
Transfer of net assets under common control	(185,580)	—	—
Decrease in restricted cash	206	549	928

Net cash used in investing activities	(2,261,942)	(562,380)	(421,887)

Financing activities:
Proceeds from issuance of common stock	431,306	227,666	190,107
Repurchase of common stock	(338,527)	—	—
Excess tax benefits from stock-based compensation	223,457	26,214	85,776
Shares repurchased for tax withholdings on vesting of restricted stock	(86,179)	(31,467)	(44,483)

Net cash provided by financing activities	230,057	222,413	231,400

Net increase (decrease) in cash and cash equivalents	(857,496)	645,649	609,644
Cash and cash equivalents at beginning of the period	2,486,461	1,840,812	1,231,168

Cash and cash equivalents at end of the period	$1,628,965	$2,486,461	$1,840,812

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,194	$10,963	$20,180
Cash paid (refunded) for taxes	23,428	(74,362)	74,549

Non-cash items:
Changes in capital additions, accrued but not paid	$(1,338)	$(11,303)	$19,566
Capitalization of facilities under financing lease transaction	—	—	19,077
Fair value of stock options assumed in acquisition	—	16,187	2,388

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2009	2008
Revenues:
License	$1,401,424	$1,029,442	$1,178,142
Services	1,455,919	994,495	702,885

	2,857,343	2,023,937	1,881,027
Operating expenses (1):
Cost of license revenues	177,458	126,686	88,156
Cost of services revenues	316,257	233,042	215,949
Research and development	652,968	496,552	429,204
Sales and marketing	1,013,281	736,383	654,083
General and administrative	269,386	211,979	181,110

Operating income	427,993	219,295	312,525
Investment income	6,633	8,233	28,301
Interest expense with EMC, net	(4,069)	(6,958)	(18,316)
Other income (expense), net	(14,182)	2,879	(3,225)

Income before income taxes	416,375	223,449	319,285
Income tax provision	58,936	26,351	29,152

Net income	$357,439	$197,098	$290,133

Net income per weighted-average share, basic for Class A and Class B	$0.87	$0.50	$0.75
Net income per weighted-average share, diluted for Class A and Class B	$0.84	$0.49	$0.73
Weighted-average shares, basic for Class A and Class B	409,805	394,269	385,068
Weighted-average shares, diluted for Class A and Class B	423,446	399,776	397,185

(1) Includes stock-based compensation as follows:

Cost of license revenues	$1,653	$1,293	$1,120
Cost of services revenues	18,478	14,874	13,485
Research and development	164,435	121,770	77,992
Sales and marketing	73,146	58,610	49,762
General and administrative	33,979	34,909	24,157

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,628,965	$2,486,461
Short-term investments	1,694,675	27,360
Accounts receivable, net	614,726	534,196
Due from EMC, net	55,481	26,402
Deferred tax asset, current portion	100,689	63,360
Other current assets	203,119	44,701

Total current assets	4,297,655	3,182,480
Property and equipment, net	419,065	402,356
Capitalized software development costs, net and other	151,945	169,293
Deferred tax asset, net of current portion	149,126	102,529
Intangible assets, net	210,928	94,557
Goodwill	1,568,600	1,115,769

Total assets	$6,797,319	$5,066,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,913	$50,566
Accrued expenses and other	459,813	334,523
Unearned revenue, current portion	1,270,426	908,953

Total current liabilities	1,789,152	1,294,042
Note payable to EMC	450,000	450,000
Unearned revenue, net of current portion	589,668	416,345
Deferred tax liability	30,096	60,300
Other liabilities	129,960	103,346

Total liabilities	2,988,876	2,324,033
Commitments and contingencies (see Note J)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 116,701 and 102,785 shares	1,167	1,028
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	2,955,971	2,263,129
Accumulated other comprehensive income	19,635	4,563
Retained earnings	828,670	471,231

Total stockholders’ equity	3,808,443	2,742,951

Total liabilities and stockholders’ equity	$6,797,319	$5,066,984

The accompanying notes are an integral part of the consolidated financial statements

VMware, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2008	82,924	$829	300,000	$3,000	$1,352,788	$(16,000)	$—	$1,340,617
Proceeds from issuance of common stock	8,247	82	—	—	190,025	—	—	190,107
Issuance of stock options in acquisition	—	—	—	—	2,388	—	—	2,388
Issuance of restricted stock, net of cancellations	104	1	—	—	(1)	—	—	—
Shares repurchased or withheld and retired for tax withholdings on vesting of restricted stock	(827)	(8)	—	—	(44,475)	—	—	(44,483)
Stock-based compensation	—	—	—	—	190,622	—	—	190,622
Excess tax benefits from stock- based compensation	—	—	—	—	85,776	—	—	85,776
Credit from tax sharing arrangement (see Note A)	—	—	—	—	5,242	—	—	5,242
Capital contribution by EMC (see Note A)	—	—	—	—	9,665	—	—	9,665
Net income	—	—	—	—	—	290,133	—	290,133

Balance, December 31, 2008	90,448	904	300,000	3,000	1,792,030	274,133	—	2,070,067

Proceeds from issuance of common stock	10,423	104	—	—	228,464	—	—	228,568
Issuance of stock options in acquisition	—	—	—	—	16,187	—	—	16,187
Issuance of restricted stock, net of cancellations	2,944	30	—	—	(30)	—	—	—
Shares repurchased or withheld and retired for tax withholdings on vesting of restricted stock	(1,030)	(10)	—	—	(31,457)	—	—	(31,467)
Stock-based compensation	—	—	—	—	246,039	—	—	246,039
Excess tax benefits from stock- based compensation	—	—	—	—	19,887	—	—	19,887
Amounts due from tax sharing arrangement (see Note A)	—	—	—	—	(7,991)	—	—	(7,991)
Unrealized gain on available-for- sale securities, net of tax (see Note L)	—	—	—	—	—	—	4,563	4,563
Net income	—	—	—	—	—	197,098	—	197,098

Balance, December 31, 2009	102,785	1,028	300,000	3,000	2,263,129	471,231	4,563	2,742,951

Proceeds from issuance of common stock	17,084	171	—	—	432,074	—	—	432,245
Repurchase and retirement of common stock	(4,909)	(49)	—	—	(338,478)			(338,527)
Issuance of restricted stock, net of cancellations	2,998	30	—	—	(30)	—	—	—
Shares repurchased or withheld and retired for tax withholdings on vesting of restricted stock	(1,258)	(13)	—	—	(87,047)	—	—	(87,060)
Stock-based compensation	—	—	—	—	302,923	—	—	302,923
Excess tax benefits from stock- based compensation	—	—	—	—	218,883	—	—	218,883
Credit from tax sharing arrangement (see Note A)	—	—	—	—	7,231	—	—	7,231
Unrealized gain on available- for-sale securities, net of tax (see Note L)	—	—	—	—	—	—	15,072	15,072
Capital contribution from EMC, net (see Note E)	—	—	—	—	157,286	—	—	157,286
Net income	—	—	—	—	—	357,439	—	357,439

Balance, December 31, 2010	116,700	$1,167	300,000	$3,000	$2,955,971	$828,670	$19,635	$3,808,443

The accompanying notes are an integral part of the consolidated financial statements

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

Basis of Presentation

VMware was incorporated as a Delaware corporation in 1998 and continues to operate in large measure as a stand-alone company following the Company’s acquisition by EMC Corporation (“EMC”) in 2004 and following VMware’s initial public offering of VMware’s Class A common stock in August 2007. As of December 31, 2010, EMC holds approximately 80% of VMware’s outstanding common stock, including 33.0 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is considered a “controlled company” under the rules of the New York Stock Exchange. VMware historically has received, and continues to receive, certain administrative services from EMC, and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as rent, salaries and benefits, plus a mark-up intended to approximate third-party costs, are included in VMware’s consolidated financial statements. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC would not be considered arm’s length with an unrelated third party by nature of EMC’s majority ownership of VMware. Therefore, the financial statements included herein may not necessarily reflect the cash flows, results of operations and financial condition had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s cash flows, results of operations and financial condition will be in the future if and when VMware contracts at arm’s-length with unrelated third parties for services the Company has received and currently receives from EMC.

Upon retirement of repurchased shares, VMware historically recorded the excess of the cost of treasury stock over its par value as a reduction of retained earnings. Effective 2010, the Company has reflected these amounts as a reduction of additional-paid-in-capital and reclassified historical results accordingly. The amounts reclassified were not material to VMware’s consolidated financial statements and did not have an effect on VMware’s total stockholders’ equity.

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, capitalized software development costs, trade receivable valuation, certain accrued liabilities, useful lives of fixed assets and intangible assets, valuation of acquired intangibles, revenue reserves, income taxes, stock-based compensation and contingencies. Actual results could differ from those estimates.

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

License revenues

VMware recognizes revenues from the sale of software licenses when risk of loss transfers, which is generally upon electronic shipment.

VMware licenses most of its software under perpetual licenses through its channel of distributors, resellers, system vendors, systems integrators and through its direct sales force. VMware also licenses certain software products on a subscription basis. To the extent VMware offers product promotions and the promotional products are not yet available, the revenue for the entire order is deferred until such time as all product obligations have been fulfilled. Revenues relating to products that have shipped into a channel are deferred until the products are sold through the channel. VMware obtains sell-through information from distributors and certain resellers on a monthly basis. For VMware’s channel partners who do not report sell-through data, VMware determines sell-through information based on payment of such distributors’ and certain resellers’ accounts receivable balances and other relevant factors. For software sold by system vendors that is bundled with their hardware, unless the Company has a separate license agreement with the end-user, revenue is recognized in arrears upon the receipt of binding royalty reports.

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

With limited exceptions, VMware’s return policy does not allow product returns for a refund. Certain distributors and resellers may rotate stock when new versions of a product are released. VMware estimates future

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

product returns at the time of sale based on historical return rates, levels of inventory held by distributors and resellers, and other relevant factors. Returns have not been material to date and have been in line with VMware’s expectations.

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

Multiple-element arrangements

VMware software products are typically sold with software maintenance services. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance included in the license agreement. VMware software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates VMware charges for such services when sold separately. VMware perpetual software products may be sold with products licensed on a subscription basis. VSOE of fair value for subscription license products is established by the rates charged in stand-alone sales of subscription license products. The revenues allocated to the software license included in multiple-element contracts represent the residual amount of the contract after the fair value of the other elements has been determined. If VMware is unable to establish VSOE of fair value for one of the undelivered elements included in a multiple-element contract, the revenue is deferred until VSOE of fair value for the undelivered element has been established or the element has been delivered. If the element involves time-based delivery, the entire arrangement is recognized ratably over the delivery period.

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, and various types of technical support based on the level of support purchased. In the event specific features or functionality, entitlements, or the release number of an upgrade have been announced but not delivered, and customers will receive that upgrade as part of a current software maintenance contract, a specified upgrade is deemed created and product revenues are deferred on purchases made after the announcement date until delivery of the upgrade. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade. On occasion, VSOE of fair value of

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

these upgrades is established based upon the price set by management. VMware has a history of selling such upgrades on a stand-alone basis.

Unearned revenues include unearned software maintenance fees, professional services fees and license fees.

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

VMware carries its fixed income investments, as well as its equity investments in public companies that have readily determinable fair values, at fair value and reports unrealized gains and losses on these investments, net of estimated tax provisions or benefits, in accumulated other comprehensive income, a component of stockholders’ equity. Unrealized losses which are determined to be other than temporary, as well as realized gains and losses are recorded to VMware’s consolidated statements of income. Realized gains and losses on the sale of fixed income securities issued by the same issuer and of the same type are determined using the first-in first-out (“FIFO”) method. Equity investments, for which VMware has the ability to exercise significant influence over the investee, are accounted for using the equity method of accounting. Under the equity method, VMware’s investment is initially recorded at cost and subsequently adjusted through other income (expense), net on a go forward basis to recognize VMware’s share of the investee’s income (loss) after the acquisition date. If at any point VMware’s share of the investee’s loss exceeds VMware’s investment, no further loss is recognized once VMware’s investment has been reduced to zero. VMware periodically evaluates whether declines in fair values of its investments below their cost basis are other-than-temporary. This evaluation consists of several qualitative and quantitative factors, including VMware’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss.

In addition, VMware has restrictions on certain cash amounts pursuant to the terms of various agreements. VMware includes this restricted cash in other current assets in the accompanying consolidated balance sheets. The amount of restricted cash was not material in any period presented.

Allowance for Doubtful Accounts

VMware maintains an allowance for doubtful accounts for estimated probable losses on uncollectible accounts receivable. The allowance is based upon the creditworthiness of VMware’s customers, historical

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts was $4.5 million and $2.5 million as of December 31, 2010 and 2009, respectively.

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

Unamortized software development costs were $103.3 million and $129.4 million as of December 31, 2010 and 2009, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheet. The $103.3 million of unamortized software development costs as of December 31, 2010 include $1.7 million of capitalized software development costs transferred from EMC in connection with VMware’s acquisition of EMC’s Ionix IT management business in the second quarter of 2010. See Note E for further information.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 2010, 2009 and 2008, VMware capitalized $71.6 million (including $10.9 million of stock-based compensation), $83.5 million (including $14.9 million of stock-based compensation) and $113.6 million (including $22.7 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $99.5 million, $82.9 million and $51.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.

Intangible Assets and Goodwill

Intangible assets, other than goodwill, are amortized over their estimated useful lives, which range up to 13 years, during which the assets are expected to contribute directly or indirectly to future cash flows. In the years ended December 31, 2010, 2009 and 2008, VMware amortized $34.8 million, $14.1 million and $17.5 million, respectively, for intangible assets.

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

Derivative Instruments

Derivative instruments and hedging activities are measured at fair value and reported as a net asset and net liability on the consolidated balance sheet, as applicable.

In order to manage VMware’s exposure to foreign currency fluctuations, VMware enters into foreign currency contracts to hedge a portion of VMware’s net outstanding monetary asset and liability positions. VMware’s foreign currency forward contracts are generally traded on a monthly basis, with a typical contractual term of one month and are adjusted to fair value through other income (expense), net in the consolidated statements of income. The Company does not enter into speculative foreign exchange contracts for trading purposes. See Note D to the consolidated financial statements for further information.

Business Combinations

For business combinations, VMware recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree, which are measured based on the acquisition date fair value. Businesses acquired from EMC are accounted for as a business combination between entities under common control pursuant to generally accepted accounting principles. VMware includes the results of operations of the acquired businesses under common control, if material, in the period of acquisition as if it had occurred at the beginning of the period and retrospectively adjusts financial information presented for prior years. VMware recognizes the net assets under common control at their carrying values as of the date of the transfer and records the excess of the carrying values over the cash consideration as an equity transaction. Goodwill for all other business combinations is measured as the excess of consideration transferred, the fair value of any non-controlling interest, and the fair value of previously held equity interest over the net amounts of the identifiable assets acquired and the liabilities assumed at the acquisition date.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware uses significant estimates and assumptions, including fair value estimates, to determine the fair value of assets acquired and liabilities assumed and when applicable the related useful lives of the acquired assets, as of the business combination date. When those estimates are provisional, VMware refines them as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which VMware may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of income.

Costs to effect an acquisition are recorded in general and administrative expenses on the consolidated statements of income as the expenses are incurred.

Advertising

Advertising production costs are expensed as incurred. Advertising expense was $13.7 million, $5.0 million and $9.4 million in the years ended December 31, 2010, 2009 and 2008, respectively.

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

The difference between the income taxes payable that is calculated on a separate return basis and the amount actually paid to EMC pursuant to VMware’s tax sharing agreement (see Note I) is presented as a component of additional paid-in capital.

Earnings Per Share

Basic net income per share is calculated using the weighted-average number of shares of VMware’s common stock outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares including the dilutive effect of equity awards as determined under the treasury stock method. VMware has two classes of common stock, Class A and Class B common stock. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

Comprehensive Income

The components of comprehensive income include net income adjusted for (i) unrealized gains (losses) on available-for-sale securities, net of tax, and (ii) reclassification of (gains) losses on available-for-sale securities recognized during the period, net of taxes. See Note L to the consolidated financial statements for more information.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of Risks

Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash on deposit with banks exceeds the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash, cash equivalents and short-term investments primarily in money market funds and fixed income securities and limits the amount of investment with any single issuer and any single financial institution. VMware holds a diversified portfolio of money market funds and fixed income securities, which primarily consist of various highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. VMware’s fixed income investment portfolio is denominated in U.S. dollars and consists of securities with various maturities.

VMware monitors the counterparty risk to ensure adequate diversification amongst the financial institutions holding the funds. VMware also monitors counterparty risk to financial institutions with which VMware enters into derivatives to ensure that these financial institutions are of high credit quality.

VMware provides credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history and demonstrated financial stability.

As of December 31, 2010, three distributors accounted for 18%, 13% and 12%, respectively, of VMware’s accounts receivable balance. As of December 31, 2009, one distributor accounted for 18% and two distributors accounted for 13% each, respectively, of VMware’s accounts receivable balance.

One distributor accounted for 13% of revenues in 2010 and 16% of revenues in both 2009 and 2008, respectively, and another distributor accounted for 11%, 15% and 18% of revenues in 2010, 2009 and 2008, respectively. A third distributor accounted for 10% of revenues in 2010, but less than 10% in 2009 and 2008. One channel partner accounted for less than 10% of revenues in 2010 and 2009, but accounted for 11% of revenues in 2008, respectively.

Accounting for Stock-Based Compensation

VMware utilizes the Black-Scholes option-pricing model to determine the fair value of VMware’s stock option awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected term and risk-free interest rates. These assumptions reflect the Company’s best estimates, but these items involve uncertainties based on market and other conditions outside of the Company’s control. VMware restricted stock unit awards are valued based on the Company’s stock price on the date of grant. VMware recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards which contain only a service vesting feature.

New Accounting Pronouncements

Revenue Recognition

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for multiple-deliverable revenue arrangements. These new standards affect the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. In addition, these new standards modify the manner in which the transaction consideration is allocated across separately identified

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deliverables, eliminate the use of the residual value method of allocating arrangement consideration and require expanded disclosure. These new standards became effective for us for multiple-element arrangements entered into or materially modified on or after January 1, 2011. VMware has determined that these new standards did not have an impact on VMware’s consolidated financial statements as the Company’s business is currently conducted.

Software

In September 2009, the FASB issued amended standards for the accounting for certain revenue arrangements that include software elements. These new standards amend pre-existing software revenue guidance by removing from its scope tangible products that contain both software and non-software components that function together to deliver the product’s functionality. These amended standards became effective for VMware for revenue arrangements entered into or materially modified on or after January 1, 2011. VMware has determined that these new standards are not applicable to the Company’s business and will not have an impact on its consolidated financial statements.

Consolidations

In December 2009, the FASB issued standards for consolidation of variable interest entities (“VIEs”) primarily related to the determination of the primary beneficiary of the VIE. These amended standards became effective for VMware on January 1, 2010. The adoption of these standards did not have a material impact on VMware’s consolidated financial position and results of operations. These amended standards may, however, have an impact on accounting for any changes to existing relationships or future investments.

B. Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities, as calculated using the treasury stock method, outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, other unvested restricted stock, and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of December 31, 2010, VMware had 116.4 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share (table in thousands, except per share data):

	For the Year Ended December 31,
	2010	2009	2008
Net income	$357,439	$197,098	$290,133

Weighted-average shares, basic for Class A and Class B	409,805	394,269	385,068
Effect of dilutive securities	13,641	5,507	12,117

Weighted-average shares, diluted for Class A and Class B	423,446	399,776	397,185

Net income per weighted-average share, basic for Class A and Class B	$0.87	$0.50	$0.75
Net income per weighted-average share, diluted for Class A and Class B	$0.84	$0.49	$0.73

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 2010, 2009 and 2008, stock options to purchase 2.9 million, 20.6 million and 11.4 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the years ended December 31, 2010, 2009 and 2008, 0.1 million, 2.9 million and 5.4 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

C. Investments

During 2010, VMware began investing in fixed income securities. Investments as of December 31, 2010 consisted of the following (table in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. government and agency obligations	$379,288	$326	$(310)	$379,304
U.S. and foreign corporate debt securities	522,677	724	(286)	523,115
Foreign governments and multi-national agency obligations	63,101	72	(13)	63,160
Municipal obligations	660,138	111	(762)	659,487
Asset-backed securities	17,800	9	—	17,809

Total fixed income securities	1,643,004	1,242	(1,371)	1,642,875
Equity securities	20,000	31,800	—	51,800

Total investments	$1,663,004	$33,042	$(1,371)	$1,694,675

Gross realized gains and gross realized losses on investments in the year ended December 31, 2010 were not material.

As of December 31, 2010, VMware did not have investments in a continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of December 31, 2010 that have been in a net loss position for less than twelve months were classified by investment category as follows (table in thousands):

	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$109,932	$(310)
U.S. and foreign corporate debt securities	149,831	(286)
Foreign governments and multi-national agency obligations	26,415	(13)
Municipal obligations	412,882	(762)

Total investments	$699,060	$(1,371)

VMware evaluated its investments in fixed income securities and publicly traded equity securities as of December 31, 2010 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contractual Maturities

The contractual maturities of investments held at December 31, 2010 consisted of the following (table in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$753,201	$753,370
Due after 1 year through 5 years	776,933	776,635
Due after 5 years	112,870	112,870

Total	$1,643,004	$1,642,875

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

The following table sets forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheet, that were required to be measured at fair value as of December 31, 2010 (table in thousands):

	Level 1	Level 2	Total
Money-market funds	$1,436,319	$—	$1,436,319
U.S. government and agency obligations	66,762	312,543	379,305
U.S. and foreign corporate debt securities	—	537,544	537,544
Foreign governments and multi-national agency obligations	—	63,161	63,161
Municipal obligations	—	659,487	659,487
Asset-backed securities	—	55,749	55,749
Equity securities	51,800	—	51,800

Total cash equivalents and investments	$1,554,881	$1,628,484	$3,183,365

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware’s valuation inputs for foreign currency forward contracts are based on quoted prices and quoted pricing intervals from public data sources. These contracts are typically classified within Level 2 of the fair value hierarchy and are discussed below in the derivative instruments section. VMware does not have any assets or liabilities that fall into Level 3 of the fair value hierarchy.

Derivative Instruments

In May 2009, VMware started to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Since July 2009, in order to manage its exposure to foreign currency fluctuations, VMware has entered into foreign currency forward contracts to hedge a portion of its net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net in the consolidated statements of income. The gains and losses on VMware’s foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that VMware hedges. VMware does not enter into speculative foreign exchange contracts for trading purposes.

VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of December 31, 2010, VMware had outstanding forward contracts with a total notional value of $238.9 million. The fair value of these forward contracts was immaterial as of December 31, 2010 and therefore excluded from the table above. The fair value was measured under Level 2 sources as discussed above.

E. Business Combinations, Goodwill and Intangible Assets, Net

Business Combinations

The results of operations of all acquired companies and transferred net assets mentioned below have been included in VMware’s consolidated financial statements from the respective dates of purchase or transfer, as applicable. Pro forma results of operations have not been presented as the results of the acquired companies and transferred net assets, prior to being acquired by VMware, were not material, individually or in aggregate, to the consolidated results of operations in the years ended December 31, 2010, 2009 or 2008.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year 2010

Business Acquisitions

In the year ended December 31, 2010, VMware acquired six companies, which were not material to VMware’s consolidated financial statements, either individually or in the aggregate. The aggregate consideration for these acquisitions was $293.0 million, net of cash acquired. The following table summarizes the allocation of the consideration paid to the fair value of the tangible and intangible assets acquired and liabilities assumed (table in thousands):

Other current assets	$6,328
Intangible assets	114,100
Goodwill	178,160
Deferred tax assets	48,323

Total tangible and intangible assets acquired	346,911
Unearned revenue	(21,425)
Deferred tax liabilities	(30,103)
Accrued liabilities and other	(2,413)

Total liabilities assumed	(53,941)

Fair value of tangible and intangible assets acquired and liabilities assumed	$292,970

Transfer of Net Assets Under Common Control

In April 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix information technology (“IT”) management business for cash consideration of $175.0 million. The acquired software product technology and expertise complement VMware’s existing development efforts and expand its vCenter product family. EMC retained the Ionix brand and continues to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. Additionally, contingent amounts totaling up to $25.0 million may be payable to EMC by the end of the second anniversary of the transfer. These amounts are contingent on EMC achieving certain revenue milestones.

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

During the three months ended December 31, 2010, $10.6 million of the $25.0 million contingent amounts was paid to EMC. This amount was recorded as an offset to the initial capital contribution from EMC.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the net carrying values of the tangible and intangible assets and liabilities transferred to VMware and the capital contribution from EMC, as of the transfer date, and exclude the subsequent contingent consideration paid referenced above (table in thousands):

Property and equipment	$3,092
Other assets	1,383
Deferred tax asset	48,618
Intangible assets	37,029
Goodwill	275,260

Total tangible and intangible assets acquired	365,382
Unearned revenue	(17,990)
Deferred tax liabilities	(2,888)
Other liabilities	(1,638)
Capital contribution from EMC	(167,866)

Total liabilities assumed and capital received	(190,382)

Tangible and intangible assets acquired and liabilities assumed, and capital received	$175,000

Fiscal Year 2009

On September 15, 2009, VMware acquired all of the remaining outstanding capital stock of SpringSource Global, Inc. (“SpringSource”), under the terms of an Agreement and Plan of Merger entered into in August 2009. The SpringSource acquisition was accounted for as a business combination.

The aggregate consideration transferred to acquire SpringSource was $389.2 million, which included cash of $373.0 million and the fair value of stock options assumed attributed to pre-combination services of $16.2 million. In addition, the Company assumed stock options attributed to post-combination services and issued restricted common stock with a total fair value of $44.6 million.

In accordance with the merger agreement, the number of VMware stock options into which assumed SpringSource stock options were converted and the number of shares of restricted common stock that were issued were determined based on a ratio. The ratio was derived from the per share merger consideration payable to holders of SpringSource capital stock and the ten-day trading average of VMware’s Class A common stock two trading days immediately prior to September 15, 2009. The assumed vested and unvested stock options converted into 652,253 and 476,081, respectively, of VMware stock options to purchase Class A common stock with a weighted-average exercise price of $4.87 per share. In addition, 572,492 shares of VMware Class A restricted common stock were issued to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds. The shares are subject to vesting restrictions based upon continued employment with VMware. Subject to meeting the vesting requirements, the holders of the shares will receive a guaranteed minimum value that is equivalent to the portion of their cash merger proceeds foregone to receive the shares. To the extent that the fair value of the shares is less than the guaranteed minimum value, the difference will be paid in cash upon vesting. At December 31, 2010, the fair value of shares exceeded the minimum value guarantee.

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In connection with the acquisition, VMware also agreed to offer additional equity incentives to SpringSource employees. Accordingly, VMware granted an aggregate of approximately 2.3 million stock options and 0.8 million restricted stock units under its 2007 Equity and Incentive Plan shortly after the close of the acquisition. Stock-based compensation expense of approximately $58 million will be recognized over the four-year vesting term of the awards. Of the total $58 million in stock-based compensation expense, approximately $14 million and $4 million were recorded during the years ended December 31, 2010 and 2009, respectively, on VMware’s consolidated statement of income.

The following table summarizes the allocation of the consideration paid to the fair value of the tangible and intangible assets acquired and liabilities assumed as of December 31, 2009, and reflect immaterial adjustments made in 2010 to finalize the purchase price allocation (table in thousands):

Cash	$16,703
Other current assets	8,147
Property and equipment	1,071
Intangible assets	46,000
Goodwill	340,092
Deferred tax asset and other assets	16,405

Total assets acquired	428,418
Deferred tax liability	(16,761)
Unearned revenue	(7,811)
Other current liabilities	(3,063)
Income taxes payable	(9,925)

Total liabilities assumed	(37,560)

Fair value of identifiable assets acquired and liabilities assumed	$390,858

As required by generally accepted accounting principles, VMware remeasured a previously held equity interest in SpringSource to a fair value of $10.9 million immediately before the acquisition date and recorded a gain of $5.9 million in other income (expense), net on the consolidated statements of income for the year ended December 31, 2009. The $10.9 million was recorded to goodwill, bringing the total amount of goodwill related to SpringSource to $350.0 million for the year ended December 31, 2009. The $10.9 million in goodwill is not included in the table above as it is not considered part of the purchase price. The $350.0 million in goodwill represents the excess of the consideration transferred and the fair value of the previously held equity interest over the fair values assigned to the assets acquired and liabilities assumed, and was allocated to VMware’s one reporting unit. Management believes that the goodwill mainly represents the synergies expected from combining the technologies of VMware and SpringSource. None of the goodwill was deductible for income tax purposes.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year 2008

On July 1, 2008, VMware acquired all of the outstanding capital stock of a privately-held application performance management software company. The aggregate consideration transferred in this acquisition was $60.8 million, which includes cash of $58.4 million and the fair value of stock options assumed attributed to pre-combination services of $2.4 million.

The following table summarizes the allocation of the consideration paid to the fair value of the tangible and intangible assets acquired and liabilities assumed as of December 31, 2008, and reflect immaterial adjustments made in 2009 to finalize the purchase price allocation (table in thousands):

Cash	$216
Intangible assets	18,503
Goodwill	52,803
Assets acquired	5,511

Total assets acquired	77,033
Total liabilities assumed	(16,209)

Fair value of identifiable assets acquired and liabilities assumed	$60,824

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

The purchase prices for the companies acquired in 2008 were allocated to the assets acquired and the liabilities assumed based on their final fair value.

Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount. Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 consisted of the following (table in thousands):

	December 31,
	2010	2009
Balance, beginning of the year	$1,115,769	$771,088
Increase in goodwill related to business combinations	453,420	350,036
Deferred tax adjustments to purchase price allocations on previous acquisitions	2,062	(3,752)
Other adjustments to purchase price allocations on previous acquisitions	(2,651)	(1,603)

Balance, end of the year	$1,568,600	$1,115,769

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets, Net

Intangible assets, net, excluding goodwill, as of December 31, 2010 and 2009, consisted of the following (table in thousands):

2010	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4.8	$279,052	$(157,409)	$121,643
Customer relationships and customer lists	7.9	88,994	(23,856)	65,138
Trademarks and tradenames	6.2	24,780	(11,116)	13,664
Other	4.3	18,425	(7,942)	10,483

Total intangible assets, net, excluding goodwill		$411,251	$(200,323)	$210,928

2009	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4.9	$168,822	$(114,804)	$54,018
Customer relationships and customer lists	8.6	37,694	(6,451)	31,243
Trademarks and tradenames	7.4	14,680	(7,607)	7,073
Other	4.3	8,625	(6,402)	2,223

Total intangible assets, net, excluding goodwill		$229,821	$(135,264)	$94,557

Amortization expense on intangibles was $34.8 million, $14.1 million and $17.5 million in the years ended December 31, 2010, 2009 and 2008, respectively. Based on intangible assets recorded as of December 31, 2010 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in thousands):

2011	$51,393
2012	49,921
2013	35,605
2014	28,101
2015	18,539
Thereafter	27,369

Total	$210,928

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F. Property and Equipment, Net

Property and equipment, net, as of December 31, 2010 and 2009 consisted of the following (table in thousands):

	December 31,
	2010	2009
Equipment and software	$438,384	$327,148
Buildings and improvements	270,786	256,758
Furniture and fixtures	52,613	48,075
Construction in progress	3,082	5,892

Total property and equipment	764,865	637,873
Accumulated depreciation	(345,800)	(235,517)

Total property and equipment, net	$419,065	$402,356

Depreciation expense was $114.2 million, $102.3 million and $89.5 million in the years ended December 31, 2010, 2009 and 2008, respectively.

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

G. Accrued Expenses and Other

Accrued expenses as of December 31, 2010 and 2009 consisted of the following (table in thousands):

	December 31,
	2010	2009
Salaries, commissions, bonuses and benefits	$242,180	$174,207
Accrued partner liabilities	94,676	77,264
Other	122,957	83,052

Total accrued expenses	$459,813	$334,523

Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, of which $450.0 million remained outstanding as of December 31, 2010. The note matures in April 2012, with interest payable quarterly in arrears commencing June 30, 2007. The interest rate resets quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points. In the years ended December 31, 2010, 2009 and 2008, $4.1 million, $6.5 million and $18.6 million, respectively, of interest expense was recorded related to the note payable. The note may be repaid, without penalty, at any time commencing July 2007. No repayments of principal were made during 2010 and 2009.

I. Income Taxes

The domestic and foreign components of income before provisions for income taxes were as follows (table in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Domestic	$127,293	$31,690	$63,588
International	289,082	191,759	255,697

Total	$416,375	$223,449	$319,285

VMware’s provision for income taxes consisted of the following (table in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Federal:
Current	$65,796	$41,114	$(27,524)
Deferred	(42,158)	(35,908)	38,348

	23,638	5,206	10,824
State:
Current	15,496	6,070	(824)
Deferred	(9,055)	(3,630)	4,044

	6,441	2,440	3,220
Foreign:
Current	34,592	19,643	18,592
Deferred	(5,735)	(938)	(3,484)

	28,857	18,705	15,108

Total provision for income taxes	$58,936	$26,351	$29,152

A reconciliation of VMware’s income tax rate to the statutory federal tax rate is as follows:

	For the Year Ended December 31,
	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5%	1.1%	1.0%
Tax rate differential for international jurisdictions	(17.3%)	(21.5%)	(23.3%)
U.S. tax credits	(8.6%)	(8.5%)	(6.7%)
Permanent items and other	3.6%	5.7%	3.1%

Effective tax rate	14.2%	11.8%	9.1%

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the current and non-current deferred tax assets and liabilities were as follows (table in thousands):

	December 31,
	2010		2009
	Deferred Tax Asset	Deferred Tax Liability	Deferred Tax Asset	Deferred Tax Liability
Current:
Accruals and allowances	$30,673	$—	$20,990	$—
Unearned revenue	82,557	—	52,507	—
Net operating loss carryforwards	292	—	—	—
Valuation allowance	(12,833)	—	(10,137)	—

Total current	100,689	—	63,360	—

Non-current:
Property, plant and equipment, net	—	(20,227)	—	(19,665)
Intangible and other, net	—	(1,551)	—	(40,635)
Stock-based compensation	52,095	—	49,135	—
Unearned revenue	24,755	—	19,785	—
Other non-current liabilities	—	(8,318)	—	—
Tax credit and net operating loss carryforwards	95,316	—	52,324	—
Valuation allowance	(23,040)	—	(18,715)	—

Total non-current	149,126	(30,096)	102,529	(60,300)

Total deferred tax assets and liabilities	$249,815	$(30,096)	$165,889	$(60,300)

VMware has U.S. federal net operating loss carryforwards of $117.9 million from acquisitions made since 2006. These carryforwards expire at different periods through 2030. Portions of these carryforwards are subject to annual limitations. VMware expects to be able to fully use these net operating losses against future income. Also resulting from acquisitions since 2006, VMware has state net operating loss carryforwards of $200.7 million expiring at different periods through 2030. A valuation allowance was recorded to reduce gross deferred tax assets to an amount VMware believes is more likely than not to be realized. The valuation allowance is attributable to the uncertainty regarding the realization of state tax credit carryforward benefits. VMware has non-U.S. net operating losses of $12.1 million resulting from a non-U.S. acquisition in 2009. These net operating losses have an unlimited carryforward period. VMware expects to be able to fully use these net operating losses against future non-U.S. income. Also resulting from an acquisition in 2009, VMware has non-U.S. net operating losses of $15.5 million that are subject to a full valuation allowance as VMware believes it is more likely than not that no tax benefit will be realized from these losses.

U.S. income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries of approximately $900.3 million and $620.6 million at December 31, 2010 and 2009, respectively, because such earnings are considered to be reinvested indefinitely outside of the U.S., and it is not practicable to estimate the amount of tax that may be payable upon repatriation.

As of December 31, 2010, VMware had a net income tax receivable of $144.3 million, which was comprised of amounts due from EMC for VMware’s stand-alone federal taxable loss for the fiscal year ending December 31, 2010 and for a refund of an overpayment related to the consolidated federal and state income taxes for the fiscal year ended December 31, 2009. The receivable for 2010 arose because VMware had a stand-alone taxable loss for the year ended December 31, 2010, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock when the restrictions lapsed. Under the

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

tax sharing agreement with EMC, EMC is obligated to pay to VMware an amount equal to the tax benefit generated by VMware that EMC will recognize on its consolidated tax return. At December 31, 2009, VMware had an income tax receivable due from EMC for $3.0 million as a result of comparing the state tax provision for fiscal year ended December 31, 2008 to the final tax return. During the year ended December 31, 2009, EMC paid VMware $107.6 million due to VMware’s stand-alone taxable loss for the year ended December 31, 2008, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock when the restrictions lapsed. Under the tax sharing agreement with EMC, EMC is obligated to pay VMware an amount equal to the tax benefit generated by VMware that EMC will recognize on its consolidated tax return.

The difference between the income taxes payable that is calculated on a separate return basis and the amount actually paid to EMC pursuant to VMware’s tax sharing agreement is presented as a component of additional paid-in capital. These differences resulted in an increase in additional paid-in capital of $6.5 million in the year ended December 31, 2010 and a decrease in additional paid-in capital of $8.0 million in the year ended December 31, 2009.

As of December 31, 2010, VMware had gross unrecognized tax benefits totaling $103.9 million, which excludes $5.4 million of offsetting tax benefits. As of December 31, 2009, VMware had gross unrecognized tax benefits totaling $80.8 million, which excludes $4.2 million of offsetting tax benefits. Approximately $104.4 million of VMware’s unrecognized tax benefits, if recognized, would reduce income tax expense and lower VMware’s effective tax rate in the period or periods recognized. The net unrecognized tax benefits of $104.4 million as of December 31, 2010 would, if recognized, benefit VMware’s effective income tax rate. The $104.4 million of net unrecognized tax benefits were classified as a non-current liability on the consolidated balance sheet. It is reasonably possible within the next 12 months that audit resolutions could potentially reduce total unrecognized tax benefits by between approximately $20 million and $24 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $3.9 million of interest as of January 1, 2010 and $4.1 million of interest as of December 31, 2010 associated with unrecognized tax benefits. These amounts are included as components of the $104.4 million net unrecognized tax benefits at December 31, 2010 and $78.0 million net unrecognized tax benefits at December 31, 2009. Income tax expense for the year ended December 31, 2010 included interest of $0.3 million associated with uncertain tax positions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest associated with unrecognized tax benefits, is as follows (table in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Balance, beginning of the year	$84,970	$48,407	$19,198
Tax positions related to current year:
Additions	28,177	38,153	30,089
Tax positions related to prior years:
Additions	6,850	—	503
Reductions	(10,378)	(3,169)	—
Foreign currency effects	(325)	1,579	(1,383)

Balance, end of the year	$109,294	$84,970	$48,407

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no material settlements during 2010. Due to the increased complexity in international operations, including judgments in determining the appropriate tax jurisdictions for revenue and expense items, the Company’s unrecognized tax benefits will likely increase in 2011. The Company cannot reasonably estimate the increase.

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

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $46.4 million, $41.2 million and $38.0 million, respectively. VMware’s future lease commitments at December 31, 2010 were as follows (table in thousands):

2011	$40,798
2012	34,659
2013	28,456
2014	23,567
2015	18,860
Thereafter	274,962

Total minimum lease payments	$421,302

The amount of the future lease commitments after 2015 is primarily for the ground lease on VMware’s Palo Alto, California headquarter facilities, which expires in 2057. As several of VMware’s operating leases are

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the commitments are payable.

Outstanding Obligations

At December 31, 2010, VMware had various contractual commitments aggregating $65.7 million, primarily relating to VMware’s Washington data center facility.

Guarantees and Indemnification Obligations

VMware enters into agreements in the ordinary course of business with, among others, customers, distributors, resellers, system vendors and systems integrators. Most of these agreements require VMware to indemnify the other party against third-party claims alleging that a VMware product infringes or misappropriates a patent, copyright, trademark, trade secret, and/or other intellectual property right. Certain of these agreements require VMware to indemnify the other party against certain claims relating to property damage, personal injury, or the acts or omissions of VMware, its employees, agents, or representatives.

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

VMware has agreed to indemnify the directors and executive officers of VMware, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. VMware’s by-laws and charter also provide for indemnification of directors and officers of VMware and VMware subsidiaries to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. VMware also indemnifies certain employees who provide service with respect to employee benefits plans, including the members of the Administrative Committee of the VMware 401(k) Plan.

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

K. Stockholders’ Equity

VMware Class B Common Stock Conversion Rights

Each share of Class B common stock is convertible while held by EMC or its successor-in-interest at the option of EMC or its successor-in-interest into one share of Class A common stock. If VMware’s Class B common stock is distributed to security holders of EMC in a transaction (including any distribution in exchange for shares of EMC’s or its successor-in-interest’s common stock or other securities) intended to qualify as a distribution under Section 355 of the Internal Revenue Code, or any corresponding provision of any successor statute, shares of VMware’s Class B common stock will no longer be convertible into shares of Class A common stock. Prior to any such distribution, all shares of Class B common stock will automatically be converted into shares of Class A common stock upon the transfer of such shares of Class B common stock by EMC other than to any of EMC’s successors or any of its subsidiaries (excluding VMware). If such a distribution has not occurred, each share of Class B common stock will also automatically convert at such time as the number of shares of common stock owned by EMC or its successor-in-interest falls below 20% of the outstanding shares of VMware’s common stock. Following any such distribution, VMware may submit to its stockholders a proposal to convert all outstanding shares of Class B common stock into shares of Class A common stock, provided that VMware has received a favorable private letter ruling from the Internal Revenue Service satisfactory to EMC to the effect that the conversion will not affect the intended tax treatment of the distribution. In a meeting of VMware stockholders called for this purpose, the holders of VMware Class A common stock and VMware Class B common stock will be entitled to one vote per share and, subject to applicable law, will vote together as a single class, and neither class of common stock will be entitled to a separate class vote. All conversions will be effected on a share-for-share basis.

VMware Equity Plan

In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In May 2009, VMware amended its 2007 Plan to increase the number of shares available for issuance by 20.0 million shares for total shares available for issuance of 100.0 million. Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock units. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years. All options granted pursuant to the 2007 Plan expire between six and seven years from the date of grant. Most restricted stock unit awards granted under the 2007 Plan have a three-year to four-year period over which they vest. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan.

VMware Stock Repurchase Program

In March 2010, VMware’s Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of its Class A common stock through the end of 2011. From time to time, subject to market conditions, stock is purchased pursuant to this program in the open market or through private transactions as permitted by securities laws and other legal requirements. In the year ended December 31, 2010, VMware repurchased and retired 4,908,969 shares of its Class A common stock at a weighted-average price of $68.96 per share for an aggregate purchase price of $338.5 million, including commissions. The amount of repurchased shares was classified as a reduction to additional paid-in capital. VMware is not obligated to purchase any shares under its stock repurchase program. Subject to applicable corporate and securities laws, repurchases under the stock repurchase program may be made at such times and in such amounts as VMware deems appropriate. Purchases under the stock repurchase program can be discontinued at any time that VMware feels additional purchases are not warranted.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware Employee Stock Purchase Plan

In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. A total of 6.4 million shares of VMware Class A common stock were reserved for future issuance. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares were generally granted twice yearly on January 1 and July 1 and exercisable on the succeeding June 30 and December 31 of each year until the timing of the purchase plan was amended in 2009; as a result since then, options to purchase shares are generally granted on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year.

In 2010, 1.5 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $29.90. The total cash proceeds from the purchase of these shares under the ESPP were $45.2 million. As of December 31, 2010, $24.8 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in January 2011.

In 2009, 0.9 million shares of Class A common stock were purchased under the ESPP at a purchase price per share of $20.14. The total cash proceeds from the purchase of these shares under the ESPP were $18.3 million. As of December 31, 2009, $21.6 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the subsequent purchase in January 2010. In 2008, 1.7 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $28.05. The total cash proceeds from the purchase of these shares under the ESPP were $46.9 million. As part of the 1.7 million shares purchased in 2008, employees purchased 0.6 million shares under the ESPP at a purchase price per share of $24.65 related to the December 31, 2007 purchase, which was completed in January 2008.

VMware 2008 Exchange Offer

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

VMware and EMC Stock Options

Prior to the adoption of VMware’s 2007 Plan in June 2007, eligible VMware employees participated in EMC’s equity plans. In August 2007, VMware and EMC completed an exchange offer (the “EMC Exchange Offer”) enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware Class A common stock and to exchange restricted stock awards of EMC’s common stock for restricted stock awards of VMware’s Class A common stock. VMware employees who did not elect to exchange their EMC options and EMC restricted stock for options to purchase VMware Class A common stock and restricted stock awards of VMware Class A common stock, respectively, continue to have their existing grants governed under EMC’s stock plans.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes option activity since January 1, 2008 for VMware and EMC stock options (shares in thousands):

	VMware Stock Options		EMC Stock Options
	Number of Shares	Weighted- Average Exercise Price (per share)	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2008	45,339	$26.76	2,755	$12.22
Options relating to employees transferred from EMC	—	—	3,411	15.35
Granted (1)	11,741	40.48	—	—
Forfeited (1)	(8,033)	51.74	(115)	13.03
Expired	(37)	24.26	(21)	15.70
Exercised	(6,574)	21.64	(295)	6.49

Outstanding, December 31, 2008	42,436	26.54	5,735	14.35
Options relating to employees transferred from EMC	—	—	96	16.01
Granted	12,500	29.86	—	—
Forfeited	(3,736)	28.11	(2,656)	14.94
Expired	(177)	45.24	(739)	15.45
Exercised	(9,516)	22.01	(438)	10.71

Outstanding, December 31, 2009	41,507	28.34	1,998	14.05
Options relating to employees transferred from EMC	—	—	2,198	15.53
Granted	3,362	57.60	—	—
Forfeited	(2,220)	30.78	(164)	11.44
Expired	(151)	83.86	(193)	55.81
Exercised	(15,574)	24.79	(1,175)	10.53

Outstanding, December 31, 2010	26,924	33.54	2,664	13.93

Exercisable, December 31, 2010	10,706	29.75	1,434	13.94
Vested and expected to vest, December 31, 2010	25,639	33.27	2,581	13.95

(1)	VMware stock options: Includes options for 4,017 shares exchanged in the 2008 Exchange Offer.

As of December 31, 2010, for the VMware stock options, the weighted-average remaining contractual term was 3.2 years and the aggregate intrinsic value was $642.5 million for the 10.7 million exercisable shares. For the 25.6 million shares vested and expect to vest at December 31, 2010, the weighted-average remaining contractual term was 3.8 years and the aggregate intrinsic value was $1,438.3 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $88.91 as of December 31, 2010, which would have been received by the option holders had all in-the-money options been exercised as of that date.

As of December 31, 2010, for the EMC stock options, the weighted-average remaining contractual term was 4.9 years and the aggregate intrinsic value was $14.3 million for the 1.4 million exercisable shares. For the 2.6 million shares vested and expected to vest at December 31, 2010, the weighted-average remaining contractual term was 5.9 years and the aggregate intrinsic value was $24.6 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on EMC’s closing stock price of $22.90 as of December 31, 2010, which would have been received by the option holders had all in-the-money options been exercised as of that date.

Cash proceeds from the exercise of VMware stock options for the years ended December 31, 2010, 2009 and 2008 were $386.1 million, $209.4 million and $143.2 million, respectively. The options exercised in 2010,

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2009 and 2008 had a pre-tax intrinsic value of $678.8 million, $132.6 million and $219.6 million, respectively, and income tax benefits realized from the exercise of stock options of $171.2 million, $47.1 million and $71.4 million, respectively.

The pre-tax intrinsic value of EMC options held by VMware employees that were exercised during the years ended December 31, 2010, 2009 and 2008 were $10.8 million, $2.3 million and $2.8 million, respectively. Cash proceeds from the exercise of these stock options paid to EMC were $12.4 million, $4.7 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

VMware Restricted Stock

VMware restricted stock primarily consists of restricted stock units granted to employees and also includes restricted stock awards and other restricted stock. Other restricted stock includes shares issued in 2009 to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds. In addition, other restricted stock includes options exercised prior to vesting by VMware’s non-employee directors. The exercise of those options prior to vesting resulted in the outstanding shares being subject to repurchase and hence restricted until such time as the respective options vest. These options completed vesting in 2010.

The following table summarizes VMware’s restricted stock activity since January 1, 2008 (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2008	3,565	$24.64
Granted	6,619	35.14
Vested	(2,153)	22.58
Forfeited	(405)	61.90

Outstanding, December 31, 2008	7,626	32.35
Restricted stock relating to employees transferred from EMC	—	—
Granted	5,200	33.63
Vested	(2,881)	31.31
Forfeited	(734)	34.81

Outstanding, December 31, 2009	9,211	33.21
Restricted stock relating to employees transferred from EMC	—	—
Granted	4,933	74.87
Vested	(3,688)	32.38
Forfeited	(704)	39.05

Outstanding, December 31, 2010	9,752	54.17

The total fair value of VMware restricted stock-based awards that vested in the years ended December 31, 2010, 2009 and 2008 was $258.0 million, $88.8 million and $116.3 million. As of December 31, 2010, restricted stock unit awards and other restricted stock representing 9.8 million shares of VMware were outstanding, with an aggregate intrinsic value of $867.1 million based on the closing share price as of December 31, 2010. These shares are scheduled to vest through 2014.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The VMware restricted stock unit awards are valued based on the VMware stock price on the date of grant. Shares underlying restricted stock unit awards are not issued until the restricted stock units vest. The majority of VMware’s restricted stock unit awards have pro rata vesting over three or four years.

VMware Shares Repurchased for Tax Withholdings

During the years ended December 31, 2010, 2009 and 2008, VMware repurchased or withheld and retired 1,257,967 shares, 1,029,581 shares and 826,731 shares of Class A common stock for $87.1 million, $31.5 million and $44.5 million, respectively, to cover tax withholding obligations. As of December 31, 2010, $0.9 million of tax withholding obligations were recorded as a liability on the consolidated balance sheet. Pursuant to the respective agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The amount of repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital as of December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 (table in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Cost of license revenues	$1,653	$1,293	$1,120
Cost of services revenues	18,478	14,874	13,485
Research and development	164,435	121,770	77,992
Sales and marketing	73,146	58,610	49,762
General and administrative	33,979	34,909	24,157

Stock-based compensation expense	291,691	231,456	166,516
Income tax benefit	94,110	43,170	33,020

Total stock-based compensation expense, net of tax	$197,581	$188,286	$133,496

For the years ended December 31, 2010, 2009 and 2008, VMware capitalized $10.9 million, $14.9 million and $22.7 million, respectively, of stock-based compensation expense associated with capitalized software development.

As of December 31, 2010, the total unrecognized compensation cost for stock options and restricted stock was $595.8 million. This non-cash expense will be recognized through 2015 with a weighted-average remaining period of 1.3 years.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of VMware Options

The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2010	2009	2008
Dividend yield	None	None	None
Expected volatility	38.0%	36.1%	39.4%
Risk-free interest rate	1.5%	1.9%	2.5%
Expected term (in years)	3.5	3.7	3.4
Weighted-average fair value at grant date	$18.05	$12.18	$17.88

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2010	2009	2008
Dividend yield	None	None	None
Expected volatility	33.1%	50.9%	39.3%
Risk-free interest rate	0.2%	0.3%	2.7%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$15.18	$7.79	$18.06

For all equity awards granted in 2010 and 2009, volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based upon an analysis of the expected term of similar grants of comparable publicly-traded companies.

For all equity awards granted in 2008, volatility was based on an analysis of historical stock prices and implied volatility of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size and financial leverage. The expected term was calculated based on the historical experience that VMware employees have had with EMC stock option grants as well as the expected term of similar grants of comparable companies.

For all periods presented, VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

L. Comprehensive Income

The following table sets forth the components of comprehensive income for the years ended December 31, 2010, 2009 and 2008, respectively (table in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Net income	$357,439	$197,098	$290,133
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $9,239, $2,797 and $0	15,341	4,563	—
Reclassification of (gains) losses on available-for-sale securities recognized during the period, net of taxes of $(102), $0 and $0	(269)	—	—

Total other comprehensive income	15,072	4,563	—

Total comprehensive income, net of taxes	$372,511	$201,661	$290,133

In each period presented on VMware’s consolidated balance sheets, accumulated other comprehensive income consisted of unrealized gains and losses on available-for-sale securities, net of taxes.

M. Related Party Transactions

In April 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. During the three months ended December 31, 2010, $10.6 million of contingent amounts was paid to EMC in accordance with the asset purchase agreement. This amount was recorded as a reduction to the capital contribution from EMC. See Note E for further information.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end-users. In the years ended December 31, 2010 and 2009, VMware recognized revenues of $48.5 million and $14.1 million, respectively, from products and services sold pursuant to VMware’s reseller arrangement with EMC. As of December 31, 2010 and 2009, $29.0 million and $22.4 million, respectively, of revenues from products and services sold under the reseller arrangement were included in unearned revenue.

In the years ended December 31, 2010, 2009 and 2008, VMware recognized professional services revenues of $60.6 million, $25.2 million and $16.9 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. As of December 31, 2010 and 2009, $5.9 million and $0.7 million, respectively, of revenues from professional services to EMC customers were included in unearned revenue.

In the years ended December 31, 2010, 2009 and 2008, VMware recognized revenues of $6.1 million, $5.6 million and $4.1 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. As of December 31, 2010 and 2009, $19.3 million and $3.7 million, respectively, of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenue.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware purchased storage systems and software, as well as consulting services, from EMC for $18.4 million, $9.7 million and $25.2 million in the years ended December 31, 2010, 2009 and 2008, respectively.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware’s personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, EMC historically incurred certain costs on VMware’s behalf in the U.S., which primarily related to a shared system for travel. In the fourth quarter of 2009, VMware implemented its own travel system in the U.S. and is now incurring these costs directly. The total cost of the services provided to VMware by EMC as described above was $66.4 million, $95.6 million and $139.8 million in the years ended December 31, 2010, 2009 and 2008, respectively.

As calculated under VMware’s tax sharing agreement with EMC, VMware paid $5.1 million in the year ended December 31, 2010 for its portion of EMC’s consolidated federal income taxes. Under the same tax sharing agreement, EMC paid VMware $2.5 million in the year ended December 31, 2010 for a refund of an overpayment related to the consolidated federal and state income taxes for the fiscal year ended December 31, 2008. In the years ended December 31, 2009 and 2008, VMware paid $14.2 million and $64.3 million, respectively, for its portion of EMC’s consolidated federal and state income taxes for various periods, as well as the conclusion of the 2005 and 2006 federal income tax audit. In the year ended December 31, 2009, EMC paid VMware $107.6 million for VMware’s stand-alone federal taxable loss for the fiscal year ending December 31, 2008 and for a refund of an overpayment related to VMware’s portion of EMC’s 2007 federal consolidated income taxes. No payments were made by EMC in 2008. The amounts that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In 2010 and 2008, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $6.5 million and $5.2 million, respectively. In 2009, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $8.0 million.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC. In the years ended December 31, 2010, 2009 and 2008, $4.1 million, $6.5 million and $18.6 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on the consolidated statements of income. VMware’s interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

In the year ended December 31, 2008, VMware resolved with EMC certain acquisition-related intercompany liabilities due to EMC. As a result, intercompany liabilities due to EMC of $9.7 million were recorded as a capital contribution from EMC in additional paid-in capital without the issuance of additional equity by VMware or remittance of any cash.

As of December 31, 2010, VMware had $76.5 million due from EMC, which was partially offset by $21.0 million due to EMC. As of December 31, 2009, VMware had $47.1 million due from EMC, which was partially offset by $20.7 million due to EMC. The net amounts due from EMC as of December 31, 2010 and December 31, 2009 were $55.5 million and $26.4 million, respectively, and resulted from the related party transactions described above. In addition to the $55.5 million due from EMC, as of December 31, 2010, VMware had $144.3 million of income taxes receivable due from EMC, which is included in other current assets on

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware’s consolidated balance sheets. As of December 31, 2009, VMware had $3.0 million of income taxes receivable due from EMC and $10.5 million of income taxes payable due to EMC. A large portion of the income tax receivable is related to 2010 federal income taxes and is expected to be received from EMC after the 2010 consolidated federal tax return extension is filed. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

Transactions with Other Related Parties

In the fourth quarter of 2009, VMware entered into a definitive agreement to invest and participate in the management of VCE, (formerly “Acadia Enterprises, LLC”). VCE is a joint venture between EMC and Cisco focused on accelerating customer build-outs of private cloud infrastructures through end-to-end enablement of service providers and large enterprise customers. In addition to Cisco and EMC as the lead investors, the build-out of VCE’s expanded capabilities in 2010 has also been capitalized by investments from VMware and Intel. VMware and Intel each have a minority ownership interest in the joint venture. VMware’s participation in the joint venture is accounted for under the equity method and did not have a material impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2010 and 2009.

Cisco Systems holds 6.5 million shares of VMware Class A common stock representing greater than 5% of VMware’s outstanding Class A common stock. VMware has in the past done business, and expects to continue to do business, with Cisco on a regular arm’s-length basis, on the same or similar terms as would be negotiated with unrelated third parties. The transactions with Cisco in 2010, 2009 and 2008 were not material to VMware’s consolidated financial statements.

N. Segment Information

VMware operates in one reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Since VMware operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Revenues by geographic area were as follows (table in thousands):

	For the Year Ended December 31,
	2010	2009	2008
United States	$1,452,738	$1,039,033	$987,604
International	1,404,605	984,904	893,423

Total	$2,857,343	$2,023,937	$1,881,027

No country other than the United States had material revenues for the years ended December 31, 2010, 2009 or 2008.

Two distributors each accounted for more than 10% of revenues in 2010, 2009 and 2008, respectively, and another distributor accounted for more than 10% of revenues in 2010, but less than 10% of revenues in 2009 and 2008. One channel partner accounted for more than 10% of revenues in 2008, but less than 10% of revenues in 2010 and 2009, respectively.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-lived assets by geographic area, which primarily include property and equipment, net, at December 31, 2010, 2009 and 2008 were as follows (table in thousands):

	For the Year Ended December 31,
	2010	2009	2008
United States	$306,182	$297,232	$325,368
International	43,363	42,758	44,530

Total	$349,545	$339,990	$369,898

No country other than the United States accounted for 10% or more of these assets at December 31, 2010, 2009 or 2008, respectively.

VMware groups its products into portfolios that are categorized into the following classes:

Cloud infrastructure & management products. Cloud infrastructure & management products include the Company’s infrastructure virtualization and management products. The Company’s infrastructure virtualization products include a hypervisor for decoupling the entire software environment from its underlying hardware infrastructure and products that enable the aggregation of multiple servers, storage infrastructure, and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. The Company’s virtualization management products help streamline IT processes and reduce operating costs by automating critical workflows in the data center, while infrastructure management products help companies automate business continuity processes, manage capacity more efficiently and provide financial cost information for internal chargeback. The cloud infrastructure virtualization and management products include infrastructure features such as VMware vMotion and VMware Storage vMotion, VMware High Availability, VMware Fault Tolerance, VMware Distributed Resource Scheduler, VMware vNetwork Distributed Switch and the VMware vShield family of security products, and management products such as VMware vCenter Server, VMware vCenter Orchestrator, VMware vCloud Director, VMware vCenter Site Recovery Manager, VMware vCenter Lab Manager, VMware vCenter CapacityIQ, VMware vCenter Configuration Manager, VMware vCenter AppSpeed, VMware vCenter Application Discovery Manager, VMware Service Manager, VMware Request Manager and VMware vCenter Chargeback.

Other Products. The other product category includes application solutions and end-user computing products, including desktop virtualization products. The Company’s application solutions help organizations build, run and manage enterprise applications and include products such as the VMware vFabric family of products and RabbitMQ. The Company’s end-user computing products enable a user-centric approach to personal computing that ensures secure access to applications and data from a variety of devices and locations, while also addressing the needs of corporate IT departments, and include the products VMware View, VMware ThinApp, VMware Zimbra, VMware Workstation and VMware Fusion.

Revenues by class of products or services were as follows (table in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Cloud infrastructure & management	$1,263,232	$945,018	$1,178,142
Other products	138,192	84,424	—

License revenues	1,401,424	1,029,442	1,178,142
Services revenues	1,455,919	994,495	702,885

Total	$2,857,343	$2,023,937	$1,881,027

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

O. Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2010 and 2009 were as follows (tables in millions, except per share amounts):

2010	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Revenues	$633.5	$673.9	$714.2	$835.7
Net income	$78.4	$74.5	$84.6	$119.9
Net income per share, basic	$0.19	$0.18	$0.21	$0.29
Net income per share, diluted	$0.19	$0.18	$0.20	$0.28

2009	Q1 2009	Q2 2009	Q3 2009	Q4 2009
Revenues	$470.3	$455.7	$489.8	$608.2
Net income	$69.9	$32.5	$38.2	$56.4
Net income per share, basic	$0.18	$0.08	$0.10	$0.14
Net income per share, diluted	$0.18	$0.08	$0.09	$0.14

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

P. Subsequent Event

Stock Repurchases

On February 25, 2011, a committee of VMware’s Board of Directors authorized the repurchase of up to an additional $550 million of VMware’s Class A common stock. Stock repurchases may be made from time-to-time in open market transactions or privately negotiated transactions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, corporate and regulatory requirements and other market and economic conditions.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 25, 2011, a committee of VMware’s Board of Directors authorized the repurchase of up to an additional $550 million of VMware’s Class A common stock. Stock repurchases may be made from time-to-time in open market transactions or privately negotiated transactions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, corporate and regulatory requirements and other market and economic conditions.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2010. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

3.	Index to exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Filed Herewith	Form/File No.	Date
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		S-1/A-2	7/9/2007

4.1	Form of specimen common stock certificate		S-1/A-4	7/27/2007

10.1	Form of Master Transaction Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.2	Form of Administrative Services Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.3	Form of Tax Sharing Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC Corporation		S-1/A-1	6/11/2007

10.5	Form of Employee Benefits Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.6	Form of Real Estate License Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.7+	Letter Agreement between VMware, Inc. and Mark Peek dated March 16, 2007		S-1/A-1	6/11/2007

10.8+	Form of Indemnification Agreement for directors and executive officers		S-1/A-1	6/11/2007

10.9+	2007 Equity and Incentive Plan, as amended December 13, 2010	X

10.10	Promissory Note between VMware, Inc. and EMC Corporation dated April 16, 2007		S-1	6/11/2007

10.11	Form of Insurance Matters Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.12+	Form of Option Agreement, as amended October 15, 2010	X

Exhibit Number	Exhibit Description	Incorporated by Reference
		Filed Herewith	Form/File No.	Date
10.13+	Form of Restricted Stock Unit Agreement, as amended October 15, 2010	X

10.14	2007 Employee Stock Purchase Plan, as amended and restated December 10, 2007 and as further amended February 4, 2009		10-K	3/1/2010

10.15+	Letter Agreement between VMware, Inc. and Mark Peek dated June 13, 2007		10-K	2/29/2008

10.16	Form of Early Exercise Option Agreement		S-1/A-2	7/27/2007

10.17+	Letter Agreement between VMware, Inc. and Paul Maritz dated September 11, 2008		8-K	9/12/2008

10.18+	Letter Agreement between VMware, Inc. and Mark Peek dated November 24, 2008		10-K	2/26/2009

10.19+	Letter Agreement between VMware, Inc. and Tod Nielsen dated January 5, 2009		10-K	2/26/2009

10.20+	Letter Agreement between VMware, Inc. and Richard McAniff dated March 19, 2009		10-Q	5/7/2009

10.21+	Letter Agreement between VMware, Inc. and Dawn Smith dated September 16, 2009		10-K	3/1/2010

21.1	List of subsidiaries	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: February 28, 2011	By:	/S/ PAUL A. MARITZ
Paul A. Maritz
Chief Executive Officer

VMWARE, INC.

Dated: February 28, 2011	By:	/S/ ROBYNNE D. SISCO
Robynne D. Sisco Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 28, 2011	/s/ PAUL MARITZ Paul Maritz	Chief Executive Officer and Director (Principal Executive Officer)

February 28, 2011	/s/ MARK S. PEEK Mark S. Peek	Chief Financial Officer and Co-President, Business Operations (Principal Financial Officer)

February 28, 2011	/s/ JOSEPH M. TUCCI Joseph M. Tucci	Chairman

February 28, 2011	/s/ MICHAEL W. BROWN Michael W. Brown	Director

February 28, 2011	/s/ JOHN R. EGAN John R. Egan	Director

February 28, 2011	/s/ DAVID I. GOULDEN David I. Goulden	Director

February 28, 2011	/s/ RENEE J. JAMES Renee J. James	Director

February 28, 2011	/s/ DENNIS D. POWELL Dennis D. Powell	Director

February 28, 2011	/s/ DAVID N. STROHM David N. Strohm	Director

VMWARE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General, and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2010 allowance for doubtful accounts	$2,525	$2,574	$—	$(580)	$4,519
Year ended December 31, 2009 allowance for doubtful accounts	1,690	1,107	—	(272)	2,525
Year ended December 31, 2008 allowance for doubtful accounts	1,603	254	—	(167)	1,690

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts (1)	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended December 31, 2010 income tax valuation allowance	$28,852	$20,878	$(13,759)	$(98)	$35,873
Year ended December 31, 2009 income tax valuation allowance	15,394	10,644	4,350	(1,536)	28,852
Year ended December 31, 2008 income tax valuation allowance	—	15,394	—	—	15,394

(1)	For the year ended December 31, 2010, VMware reduced the valuation allowance in connection with state tax credits assigned to other corporations within the combined reporting group. VMware did not credit the income tax provision because the credits assigned were subject to a full valuation allowance. For the year ended December 31, 2009, VMware increased the valuation allowance in connection with acquired deferred tax assets and non-U.S. net operating losses, which resulted in a corresponding increase to goodwill related to the acquisition.