Form 10-Q
period 2011-03-31
VMWARE, INC.
filed 2011-05-04
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 22, 2011, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 419,490,103, of which 119,490,103 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, VMware vSphere, Cloud Foundry, Zimbra and SpringSource are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$125,812	$78,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,949	53,788
Stock-based compensation, excluding amounts capitalized	80,573	63,697
Excess tax benefits from stock-based compensation	(50,008)	(23,918)
Other	962	1,417
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	81,340	185,231
Other assets	(17,920)	(845)
Due to/from EMC, net	60,700	25,776
Accounts payable	9,398	(2,647)
Accrued expenses	(68,569)	(51,202)
Income taxes receivable from EMC	35,444	—
Income taxes payable	32,927	14,365
Deferred income taxes, net	(12,077)	(4,221)
Unearned revenue	118,386	15,090

Net cash provided by operating activities	477,917	354,952

Investing activities:
Additions to property and equipment	(27,046)	(31,112)
Capitalized software development costs	(27,422)	(21,861)
Purchases of available-for-sale securities	(598,767)	—
Sales of available-for-sale securities	153,097	—
Maturities of available-for-sale securities	215,579	—
Purchase of strategic investments	(14,000)	—
Sale of strategic investments	2,513	—
Business acquisitions, net of cash acquired	(14,950)	(106,550)
Transfer of net assets under common control	(12,490)	—
Increase in restricted cash	(45,000)	(16,848)

Net cash used in investing activities	(368,486)	(176,371)

Financing activities:
Proceeds from issuance of common stock	90,171	109,775
Repurchase of common stock	(147,729)	(31,348)
Excess tax benefits from stock-based compensation	50,008	23,918
Shares repurchased for tax withholdings on vesting of restricted stock	(21,912)	(10,906)

Net cash provided by (used in) financing activities	(29,462)	91,439

Net increase in cash and cash equivalents	79,969	270,020
Cash and cash equivalents at beginning of the period	1,628,965	2,486,461

Cash and cash equivalents at end of the period	$1,708,934	$2,756,481

Non-cash items:
Changes in capital additions, accrued but not paid	$7,206	$(2,067)

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenues:
License	$418,999	$312,177
Services	424,722	321,356

	843,721	633,533
Operating expenses (1):
Cost of license revenues	56,018	40,121
Cost of services revenues	93,879	68,529
Research and development	169,163	138,112
Sales and marketing	302,924	216,829
General and administrative	68,235	67,756

Operating income	153,502	102,186
Investment income	3,406	685
Interest expense with EMC, net	(959)	(901)
Other income (expense), net	165	(4,331)

Income before income taxes	156,114	97,639
Income tax provision	30,302	19,218

Net income	$125,812	$78,421

Net income per weighted-average share, basic for Class A and Class B	$0.30	$0.19

Net income per weighted-average share, diluted for Class A and Class B	$0.29	$0.19

Weighted-average shares, basic for Class A and Class B	417,444	404,480
Weighted-average shares, diluted for Class A and Class B	429,247	416,853

(1) Includes stock-based compensation as follows:
Cost of license revenues	$466	$385
Cost of services revenues	5,588	4,157
Research and development	41,884	34,723
Sales and marketing	22,523	16,047
General and administrative	10,112	8,385

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,708,934	$1,628,965
Short-term investments	1,952,868	1,694,675
Accounts receivable, net of allowance for doubtful accounts of $3,649 and $4,519	534,175	614,726
Due from EMC, net	—	55,481
Deferred tax asset	120,550	100,689
Other current assets	251,105	203,119

Total current assets	4,567,632	4,297,655
Property and equipment, net	421,500	419,065
Capitalized software development costs, net and other	149,750	151,945
Deferred tax asset	119,731	149,126
Intangible assets, net	209,724	210,928
Goodwill	1,580,726	1,568,600

Total assets	$7,049,063	$6,797,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,738	$58,913
Accrued expenses and other	401,406	459,813
Due to EMC, net	5,219	—
Unearned revenue	1,309,278	1,270,426

Total current liabilities	1,788,641	1,789,152
Note payable to EMC	450,000	450,000
Unearned revenue	669,202	589,668
Deferred tax liability	13,134	30,096
Other liabilities	135,607	129,960

Total liabilities	3,056,584	2,988,876
Commitments and contingencies (see Note K)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 118,070 and 116,701 shares	1,181	1,167
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	2,999,855	2,955,971
Accumulated other comprehensive income	33,961	19,635
Retained earnings	954,482	828,670

Total stockholders’ equity	3,992,479	3,808,443

Total liabilities and stockholders’ equity	$7,049,063	$6,797,319

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. Overview and Basis of Presentation

Company and Background

VMware, Inc. (“VMware” or the “Company”) is the leading provider of virtualization and virtualization-based cloud infrastructure solutions. VMware’s virtualization infrastructure software solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Unaudited Interim Financial Information

These accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s consolidated cash flows, results of operations and financial condition for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2011. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2010 Annual Report on Form 10-K.

VMware was incorporated as a Delaware corporation in 1998 and continues to operate in large measure as a stand-alone company following the Company’s acquisition by EMC Corporation (“EMC”) in 2004 and following VMware’s initial public offering of VMware’s Class A common stock in August 2007. As of March 31, 2011, EMC holds 79.8% of VMware’s outstanding common stock, including 33.5 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is considered a “controlled company” under the rules of the New York Stock Exchange. VMware historically has received, and continues to receive, certain administrative services from EMC, and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as rent, salaries and benefits, plus a mark-up intended to approximate third-party costs, are included in VMware’s consolidated financial statements. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC would not be considered arm’s length with an unrelated third party by nature of EMC’s majority ownership of VMware. Therefore, the financial statements included herein may not necessarily reflect the cash flows, results of operations and financial condition had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s cash flows, results of operations and financial condition will be in the future if and when VMware contracts at arm’s length with unrelated third parties for services the Company has received and currently receives from EMC.

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

B. Research and Development and Capitalized Software Development Costs

Costs related to research and development (“R&D”) are generally charged to expense as incurred. Capitalization of material development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

when technological feasibility is established. Changes in judgment as to when technological feasibility is established, or changes in VMware’s business, including go-to-market strategy, would likely materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability declines in the future, the amount of costs capitalized would likely decrease with a corresponding increase in R&D expense. In addition, VMware’s R&D expenses and amounts capitalized as software development costs may not be comparable to VMware’s peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over periods ranging from 18 to 24 months, which represents the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of revenues generated.

Unamortized software development costs were $107.1 million and $103.3 million as of March 31, 2011 and December 31, 2010, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheet.

In the three months ended March 31, 2011 and 2010, VMware capitalized $32.3 million (including $4.9 million of stock-based compensation) and $26.0 million (including $4.2 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $28.5 million and $23.7 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.

C. Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities, as calculated using the treasury stock method, outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, other unvested restricted stock, and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of March 31, 2011, VMware had 117.8 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

The following table sets forth the computations of basic and diluted net income per share for the three months ended March 31, 2011 and 2010 (table in thousands, except per share data):

	For the Three Months Ended March 31,
	2011	2010
Net income	$125,812	$78,421

Weighted-average shares, basic for Class A and Class B	417,444	404,480
Effect of dilutive securities	11,803	12,373

Weighted-average shares, diluted for Class A and Class B	429,247	416,853

Net income per weighted-average share, basic for Class A and Class B	$0.30	$0.19
Net income per weighted-average share, diluted for Class A and Class B	$0.29	$0.19

For the three months ended March 31, 2011 and 2010, stock options to purchase 1.5 million and 6.6 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three months ended March 31, 2011, 0.1 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. No shares of restricted stock were excluded from the diluted earnings per share calculations for the three months ended March 31, 2010.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

D. Investments

Investments as of March 31, 2011 and December 31, 2010 consisted of the following (table in thousands):

	March 31, 2011
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. government and agency obligations	$443,204	$304	$(310)	$443,198
U.S. and foreign corporate debt securities	672,635	827	(282)	673,180
Foreign governments and multi-national agency obligations	78,812	64	(12)	78,864
Municipal obligations	660,459	367	(387)	660,439
Asset-backed securities	17,001	11	—	17,012
Mortgage-backed securities	4,151	24	—	4,175

Total fixed income securities	1,876,262	1,597	(991)	1,876,868
Equity securities	20,000	56,000	—	76,000

Total investments	$1,896,262	$57,597	$(991)	$1,952,868

	December 31, 2010
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. government and agency obligations	$379,288	$326	$(310)	$379,304
U.S. and foreign corporate debt securities	522,677	724	(286)	523,115
Foreign governments and multi-national agency obligations	63,101	72	(13)	63,160
Municipal obligations	660,138	111	(762)	659,487
Asset-backed securities	17,800	9	—	17,809

Total fixed income securities	1,643,004	1,242	(1,371)	1,642,875
Equity securities	20,000	31,800	—	51,800

Total investments	$1,663,004	$33,042	$(1,371)	$1,694,675

Both the gross realized gains and realized losses on investments were not material for the three months ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, VMware did not have investments in a continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of March 31, 2011, and December 31, 2010, which have been in a net loss position for less than twelve months were classified by investment category as follows (table in thousands):

	March 31, 2011		December 31, 2010
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	$124,078	$(310)	$109,932	$(310)
U.S. and foreign corporate debt securities	188,778	(282)	149,831	(286)
Foreign governments and multi-national agency obligations	22,247	(12)	26,415	(13)
Municipal obligations	280,921	(387)	412,882	(762)

Total investments	$616,024	$(991)	$699,060	$(1,371)

VMware evaluated its investments in fixed income securities and publicly traded equity securities as of March 31, 2011 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Contractual Maturities

The contractual maturities of investments held at March 31, 2011 consisted of the following (table in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$933,585	$933,965
Due after 1 year through 5 years	820,390	820,591
Due after 5 years	122,287	122,312

Total	$1,876,262	$1,876,868

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

The following table sets forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheet, that were required to be measured at fair value as of March 31, 2011 and December 31, 2010 (table in thousands):

	March 31, 2011
	Level 1	Level 2	Total
Money-market funds	$1,527,377	$—	$1,527,377
U.S. government and agency obligations	151,600	300,596	452,196
U.S. and foreign corporate debt securities	—	718,260	718,260
Foreign governments and multi-national agency obligations	—	83,862	83,862
Municipal obligations	—	662,206	662,206
Asset-backed securities	—	30,009	30,009
Mortgage-backed securities	—	4,175	4,175
Equity securities	76,000	—	76,000

Total cash equivalents and investments	$1,754,977	$1,799,108	$3,554,085

	December 31, 2010
	Level 1	Level 2	Total
Money-market funds	$1,436,319	$—	$1,436,319
U.S. government and agency obligations	66,762	312,543	379,305
U.S. and foreign corporate debt securities	—	537,544	537,544
Foreign governments and multi-national agency obligations	—	63,161	63,161
Municipal obligations	—	659,487	659,487
Asset-backed securities	—	55,749	55,749
Equity securities	51,800	—	51,800

Total cash equivalents and investments	$1,554,881	$1,628,484	$3,183,365

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

VMware’s valuation inputs for foreign currency forward contracts are based on quoted prices and quoted pricing intervals from public data sources. These contracts are typically classified within Level 2 of the fair value hierarchy and are discussed below in the derivative instruments section. VMware does not have any assets or liabilities that fall into Level 3 of the fair value hierarchy.

Derivative Instruments

In order to manage exposure to foreign currency fluctuations, VMware enters into foreign currency forward contracts to hedge a portion of its net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net in the consolidated statements of income. The gains and losses on VMware’s foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that VMware hedges. VMware does not enter into speculative foreign exchange contracts for trading purposes.

VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of March 31, 2011, VMware had outstanding forward contracts with a total notional value of $182.2 million. The fair value of these forward contracts was immaterial as of March 31, 2011 and therefore excluded from the table above. The fair value was measured under Level 2 sources as discussed above.

F. Business Combinations, Goodwill and Intangible Assets, Net

Business Combinations

The results of operations of the acquired business mentioned below have been included in VMware’s consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired business were not material to VMware’s consolidated results of operations in the three months ended March 31, 2011.

In the three months ended March 31, 2011, VMware acquired a developer of security software for the virtual private network. The consideration paid for this acquisition was $15.0 million, net of cash. The following table summarizes the allocation of the consideration paid to the fair value of the tangible and intangible assets acquired in the three months ended March 31, 2011 (table in thousands):

Intangible assets	$4,500
Goodwill	7,940
Deferred tax assets	2,510

Fair value of tangible and intangible assets acquired	$14,950

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2011 consisted of the following (table in thousands):

Balance, January 1, 2011	$1,568,600
Increase in goodwill related to business combinations	7,940
Deferred tax adjustments to purchase price allocations on previous acquisitions	2,685
Other adjustments to purchase price allocations on previous acquisitions	1,501

Balance, March 31, 2011	$1,580,726

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Intangible Assets, Net

The fair value of purchased technology acquired by VMware through a business combination and an asset purchase was $12.0 million in the three months ended March 31, 2011, and the weighted-average useful life of the purchased technology is 5.0 years.

G. Property and Equipment, Net

Property and equipment, net, as of March 31, 2011 and December 31, 2010 consisted of the following (table in thousands):

	March 31, 2011	December 31, 2010
Equipment and software	$460,553	$438,384
Buildings and improvements	272,463	270,786
Furniture and fixtures	53,442	52,613
Construction in progress	10,713	3,082

Total property and equipment	797,171	764,865
Accumulated depreciation	(375,671)	(345,800)

Total property and equipment, net	$421,500	$419,065

Depreciation expense was $30.7 million and $25.5 million in the three months ended March 31, 2011 and 2010, respectively.

In the three months ended March 31, 2011, VMware entered into an agreement to purchase the ground lease for the parcel adjacent to VMware’s Palo Alto, California headquarters. VMware made a good faith deposit of $45.0 million, of which $5.6 million is non-refundable, to perform due diligence on the site. Upon the completion of the due diligence process, currently expected in the second quarter of 2011, VMware has the right, at its sole discretion, to either proceed with the purchase or terminate the agreement.

H. Accrued Expenses and Other

Accrued expenses as of March 31, 2011 and December 31, 2010 consisted of the following (table in thousands):

	March 31, 2011	December 31, 2010
Salaries, commissions, bonuses, and benefits	$182,286	$242,180
Accrued partner liabilities	86,603	94,676
Other	132,517	122,957

Total	$401,406	$459,813

Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.

I. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, of which $450.0 million remained outstanding as of March 31, 2011. The note matures in April 2012, with interest payable quarterly in arrears commencing June 30, 2007. The interest rate resets quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points. For the three months ended March 31, 2011 and 2010, $1.0 million and $0.9 million, respectively, of interest expense were recorded related to the note payable. The note may be repaid, without penalty, at any time commencing July 2007. No repayments of principal were made during the three months ended March 31, 2011. In April 2011, VMware and EMC entered into discussions to extend the maturity date of the note, and VMware expects to reach an agreement in the second quarter of 2011.

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

VMware’s effective income tax rate was 19.4% and 19.7% for the three months ended March 31, 2011 and 2010, respectively. The lower effective rate for the three months ended March 31, 2011, compared with the three months ended March 31, 2010, was primarily attributable to an increase in tax benefits from the federal R&D tax credit relative to income before tax, due to the reenactment of the federal R&D tax credit, which occurred during the fourth quarter of 2010. This was largely offset by a jurisdictional shift of income from lower-tax non-U.S. jurisdictions to the United States.

All income earned abroad, except for previously taxed income for U.S. tax purposes is considered indefinitely reinvested in VMware’s foreign operations and no provision for U.S. taxes has been provided with respect thereto.

As of March 31, 2011, VMware had $110.0 million of gross unrecognized tax benefits, which excludes $6.1 million of offsetting tax benefits not recognized on the consolidated balance sheets. VMware’s net unrecognized tax benefits of $109.6 million as of March 31, 2011, if recognized, would benefit VMware’s effective income tax rate. It is reasonably possible that VMware may pay an immaterial amount of the $109.6 million of net unrecognized tax benefits within the next 12 months. The $109.6 million of net unrecognized tax benefits were classified as a non-current liability on the consolidated balance sheet. It is reasonably possible within the next 12 months that audit resolutions could potentially reduce total unrecognized tax benefits by between approximately $20 million and $24 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $0.8 million in interest and penalties for the three months ended March 31, 2011 and accrued $4.9 million of interest and penalties as of March 31, 2011, associated with the net unrecognized tax benefits. These amounts are included as components of the $109.6 million of net unrecognized tax benefits as of March 31, 2011.

K. Commitments and Contingencies

Litigation

From time to time, VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to intellectual property, contracts, employment and other matters. VMware makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition. Because litigation is inherently unpredictable, however, it is possible that our business, results of operations or financial condition could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, demands or investigations.

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at March 31, 2011 were as follows (table in thousands):

2011	$34,109
2012	40,105
2013	33,778
2014	26,125
2015	19,386
Thereafter	276,420

Total minimum lease payments	$429,923

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

L. Stockholders’ Equity

VMware Stock Repurchase Programs

In February 2011, a committee of VMware’s Board of Directors authorized the repurchase of up to an additional $550.0 million of VMware’s Class A common stock through the end of 2012. From time to time, stock repurchases may be made pursuant to the February 2011 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. Purchases under the March 2010 authorization were completed in March 2011.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In the three months ended March 31, 2011, VMware repurchased and retired 1.7 million shares of its Class A common stock at a weighted-average price of $85.88 per share for an aggregate purchase price of $147.7 million, including commissions. The amount of repurchased shares was classified as a reduction to additional paid-in capital. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. As of March 31, 2011, the authorized amount remaining for repurchase was $463.8 million.

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

For the purchase period ended January 31, 2011, 0.4 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $65.90. For the purchase period ended January 31, 2010, 0.9 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $24.45. The total cash proceeds from the purchases of these shares under the ESPP were $26.8 million and $22.8 million, respectively. As of March 31, 2011, $12.3 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in July 2011.

VMware Shares Repurchased for Tax Withholdings

During the three months ended March 31, 2011 and 2010, VMware repurchased or withheld and retired 0.2 million shares of Class A common stock in each respective period for $21.2 million and $10.9 million, respectively, to cover tax withholding obligations. As of March 31, 2011, $0.9 million of tax withholding obligations were recorded as a liability on the consolidated balance sheet. Pursuant to the respective award agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital as of March 31, 2011 and 2010, respectively.

M. Comprehensive Income

The following table sets forth the components of comprehensive income for the three months ended March 31, 2011 and 2010, respectively (table in thousands):

	For the three months ended March 31,
	2011	2010
Net income	$125,812	$78,421
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $10,614 and $258	14,334	422
Reclassification of (gains) losses on available-for-sale securities recognized during the period, net of taxes of $(5) and $0	(8)	—

Total other comprehensive income	14,326	422

Total comprehensive income, net of taxes	$140,138	$78,843

In each period presented on VMware’s consolidated balance sheets, accumulated other comprehensive income consisted of unrealized gains and losses on available-for-sale securities, net of taxes.

N. Related Party Transactions

In April 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. In the three months ended March 31, 2011, $12.5 million of contingent amounts was paid to EMC in accordance with the asset purchase agreement. This amount was recorded as a reduction to the capital contribution from EMC. See VMware’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further information.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end-users. In the three months ended March 31, 2011 and 2010, VMware recognized revenues of $20.0 million and $6.6 million, respectively, from products and services sold pursuant to VMware’s reseller arrangement with EMC. As of March 31, 2011, $57.5 million of revenues from products and services sold under the reseller arrangement were included in unearned revenue.

In the three months ended March 31, 2011 and 2010, VMware recognized professional services revenues of $14.4 million and $9.2 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. As of March 31, 2011, $3.8 million of revenues from professional services to EMC customers were included in unearned revenue.

In the three months ended March 31, 2011 and 2010, VMware recognized revenues of $0.5 million and $1.5 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. As of March 31, 2011, $18.8 million of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenue.

VMware purchased storage systems and software, as well as consulting services, from EMC for $5.8 million and $4.3 million in the three months ended March 31, 2011 and 2010, respectively.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware’s personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries and benefits, travel and rent. The total cost of the services provided to VMware by EMC as described above was $24.7 million and $17.6 million in the three months ended March 31, 2011 and 2010, respectively.

As calculated under VMware’s tax sharing agreement with EMC, EMC paid VMware $35.4 million in the three months ended March 31, 2011, which was due to a partial refund of 2010 federal income taxes and for a refund of an overpayment related to the consolidated federal and state income taxes for the fiscal year ended December 31, 2009. No payments were made by EMC to VMware for the three months ended March 31, 2010 under the same tax sharing agreement. VMware paid $5.1 million to EMC in the three months ended March 31, 2010 for its portion of EMC’s 2009 consolidated federal income taxes. No payments were made to EMC in the three months ended March 31, 2011. The amounts that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In the three months ended March 31, 2011, the difference was not material.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC. In the three months ended March 31, 2011 and 2010, $1.0 million and $0.9 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on VMware’s consolidated statements of income. VMware’s interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

As of March 31, 2011, VMware had $5.2 million due to EMC, which consisted of $29.1 million due to EMC, partially offset by $23.9 million due from EMC. As of March 31, 2010, VMware had $0.6 million due from EMC, which consisted of $24.6 million due from EMC, partially offset by $24.0 million due to EMC. These amounts resulted from the related party transactions described above. In addition to the $5.2 million due to EMC as of March 31, 2011, VMware had $137.0 million of income taxes receivable due from EMC, which is included in other current assets on VMware’s consolidated balance sheets. As of March 31, 2010, VMware had $3.0 million of income taxes receivable due from EMC and $0.7 million of income taxes payable due to EMC. A large portion of the income tax receivable is related to 2010 federal income taxes and is expected to be received from EMC in the second quarter of 2011. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

In April 2011, VMware entered into an agreement with EMC to acquire certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property, for approximately $8.4 million. VMware also entered into an operational support agreement with EMC pursuant to which VMware will take over responsibility for operating the Mozy service on behalf of EMC. VMware will hire the more than 300 Mozy employees and, pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs, will be reimbursed to VMware by EMC and recorded as a reduction to the costs VMware incurred on the consolidated statements of income. EMC retains ownership of the Mozy business and its remaining assets and continues to be responsible to Mozy customers for Mozy products and services.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

O. Segment Information

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

Revenues by geographic area for the three months ended March 31, 2011 and 2010 were as follows (table in thousands):

	For the Three Months Ended March 31,
	2011	2010
United States	$399,550	$317,198
International	444,171	316,335

Total	$843,721	$633,533

No country other than the United States had material revenues for the three months ended March 31, 2011 or 2010.

Long-lived assets by geographic area, which primarily include property and equipment, net, as of March 31, 2011 and December 31, 2010 were as follows (table in thousands):

	March 31, 2011	December 31, 2010
United States	$308,600	$306,182
International	41,819	43,363

Total	$350,419	$349,545

No country other than the United States accounted for 10% or more of these assets at March 31, 2011 or December 31, 2010, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In evaluating our results, we also focus on operating margin excluding certain expenses which are included in our total operating expenses calculated in accordance with GAAP. The expenses excluded are stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses consisting of employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. We believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment.

As a consequence of the timing differences in the recognition of license revenues and software maintenance revenues, variability in operating margin can result from differences in when we quote and contract for our services and when the cost is incurred. Variability in operating margin can also result when we recognize previously unearned foreign denominated software maintenance revenues in future periods. Due to our use of the U.S. Dollar as our functional currency, unearned revenue remains at its historical rate when recognized into revenue while our operating expenses in future periods are based upon the foreign exchange rates at that time.

We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In first quarter of 2011, we derived over 85% of our sales from our channel partners, which include distributors, resellers, system vendors and systems integrators. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user

[1]

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

In the first quarter of 2011, we benefited from strong demand across all regions. Our customers continued to adopt our product platform as a strategic investment that improves efficiency and flexibility for their business and enables substantial cost savings. While the overall macroeconomic environment has improved since the first quarter of 2010, we remain cautious about the macroeconomic environment and the volatility that we are observing in the global economy. We expect to continue to manage our resources prudently, while making key investments in support of our long-term growth objectives.

Income Statement Presentation

As we operate our business in one operating segment, our revenues and operating expenses are presented and discussed at the consolidated level.

Sources of Revenues

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally priced and licensed on a perpetual basis based upon the number of physical desktop computers or server processors on which our software runs. Certain products are licensed on a subscription basis. Effective September 1, 2010, our management solutions are priced on a per-virtual-machine basis but continue to be licensed on a perpetual basis. This pricing better aligns with our customer’s need to manage the number of virtual machines, rather than to the management of physical hardware. License revenues are recognized when the elements of revenue recognition for the licensed software are complete, generally upon electronic shipment of the software. The revenues allocated to the software license included in multiple-element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.

Software maintenance revenues

Software maintenance revenues are recognized ratably over the contract period. Our contract periods typically range from one to five years and include renewals of software maintenance sold after the initial software maintenance period expires. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts or the stated renewal rate for software maintenance included in the license agreement. Customers receive various types of technical support based on the level of support purchased. Customers who are party to software maintenance agreements with us are entitled to receive product updates and upgrades on a when-and-if-available basis.

Professional services revenues

Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or by other vendors. Professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours incurred and estimated hours of completion. Professional services engagements that are on a time and materials basis are recognized based on hours incurred. Revenues on all other professional services engagements are recognized upon completion. Our professional services may be sold with software products or on a stand-alone basis. VSOE of fair value for professional services is based upon the standard rates we charge for such services when sold separately.

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

Research and development expenses

Our research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancement of our existing software offerings, net of amounts capitalized.

Sales and marketing expenses

Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and certain marketing initiatives, including our annual VMworld conferences in the U.S. and Europe. Sales commissions are generally earned and expensed when a firm order is received from the customer and may be expensed in a period different than the period in which the related revenue is recognized.

General and administrative expenses

Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our facilities, finance, human resources, IT infrastructure and legal departments, as well as expenses related to corporate costs and initiatives.

Results of Operations

Revenues

Our revenues for the first quarter of 2011 and 2010 are as follows:

	For the Three Months Ended March 31,
	2011	2010	% Change
Revenues:
License	$419.0	$312.2	34%
Services:
Software maintenance	363.8	267.2	36
Professional services	60.9	54.1	13

Total services	424.7	321.3	32

	$843.7	$633.5	33

Revenues:
United States	$399.5	$317.2	26%
International	444.2	316.3	40

	$843.7	$633.5	33

Total revenues increased by $210.2 or 33% to $843.7 in the first quarter of 2011 compared with $633.5 in the first quarter of 2010. The revenue mix in the first quarter of 2011 reflected increases in both license revenues and services revenues, as compared with the first quarter of 2010.

License Revenues

Software license revenues increased by $106.8 or 34% to $419.0 in the first quarter of 2011 compared with $312.2 in the first quarter of 2010. We believe license revenues benefited in the first quarter of 2011 from the improved macroeconomic environment, resulting in strong demand across all geographies. In the first quarter of 2011, we observed an increase in the volume of our ELAs as compared with the first quarter of 2010, due to growing customer interest across geographies as well as the improving economic environment. We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly by us and through certain channel partners. ELAs are core to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application platform products, our end-user computing products, and virtualization and cloud management products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately and the remainder is deferred and recognized as services maintenance revenues in future periods. In addition, ELAs typically include an initial maintenance period that is longer than other types of license sales.

Services Revenues

Services revenues increased by $103.4 or 32% to $424.7 in the first quarter of 2011 compared with $321.3 in the first quarter of 2010. The increase in services revenues during the first quarter of 2011 was primarily attributable to growth in our software maintenance revenues.

Software maintenance revenues increased by $96.6 or 36% to $363.8 in the first quarter of 2011 compared with $267.2 in the first quarter 2010. In the first quarter of 2011, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In the first quarter of 2011, customers continued to buy, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture.

Professional services revenues increased by $6.8 or 13% to $60.9 in the first quarter of 2011 compared with $54.1 in the first quarter of 2010. Professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services, including consulting and customer training. As we continue to invest in our partners and expand our eco-system of third-party professionals with expertise in our solutions to independently provide professional services to our customers, we do not expect our professional services revenues to constitute an increasing component of our revenue mix. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.

Revenue Growth in Constant Currency

We have invoiced and collected in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in their respective regions since May 2009. As a result, our total revenues are affected by changes in the U.S. Dollar against these currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since all of our entities operate with the U.S. Dollar as their functional currency, revenues for orders booked in currencies other than U.S. Dollars are converted into unearned revenue at the exchange rate in effect for the month in which each order is booked. We calculate constant currency on license revenues recognized during the current period that were originally booked in currencies other than U.S. Dollars by comparing the exchange rates at which the revenue was recognized against the exchange rate that was used in the comparable period. We do not calculate constant currency on services revenues, which include software maintenance revenues and professional services revenues. The year-over-year growth in revenues in the first quarter of 2011 measured on a constant currency basis was 34%, compared with 33% as reported.

Unearned Revenues

Our unearned revenues consist of unearned software maintenance revenues, unearned professional services revenues and unearned license revenues. As of March 31, 2011, total unearned revenues increased by $118.4 or 6% to $1,978.5 compared with $1,860.1 from our fiscal year end as of December 31, 2010. This increase is primarily due to growth in unearned maintenance revenue, attributable to our growing base of maintenance contracts. Of the total, $1,673.5 will be recognized ratably over terms from one to five years with a weighted-average remaining term of approximately 1.9 years. This balance is comprised of $1,589.1 of software maintenance revenue and $84.4 of license revenue. Other unearned license revenue of $167.1 will be recognized upon the delivery of either existing or future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions, generally as a strategy to build awareness of our emerging products. To the extent promotional products are not yet available or VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product obligations have been fulfilled. Unearned professional services of $137.9 will be recognized when the services are delivered. Other unearned license revenues and unearned professional services balances can fluctuate based on the timing of new orders booked and the timing of product and service deliveries. We believe our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.

Operating Expenses

Information about our operating expenses for the first quarter of 2011 and 2010 is as follows:

	For the Three Months Ended March 31, 2011
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenue	$18.0	$0.5	$28.5	$9.0	$56.0
Cost of services revenue	86.7	5.6	—	1.6	93.9
Research and development	151.8	41.9	(27.4)	2.9	169.2
Sales and marketing	277.3	22.5	—	3.1	302.9
General and administrative	57.7	10.1	—	0.4	68.2

Total operating expenses	$591.5	$80.6	$1.1	$17.0	$690.2

Operating income					$153.5
Operating margin					18.2%

	For the Three Months Ended March 31, 2010
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenue	$12.9	$0.4	$23.7	$3.1	$40.1
Cost of services revenue	64.1	4.2	—	0.2	68.5
Research and development	123.8	34.7	(21.9)	1.5	138.1
Sales and marketing	200.0	16.0	—	0.8	216.8
General and administrative	57.9	8.4	—	1.5	67.8

Total operating expenses	$458.7	$63.7	$1.8	$7.1	$531.3

Operating income					$102.2
Operating margin					16.1%

(1)	Core operating expenses is a non-GAAP financial measure that excludes stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses from our total operating expenses calculated in accordance with GAAP. The other expenses excluded are employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. See “Non-GAAP Financial Measures” below for further information.

Operating margins increased from 16.1% in the first quarter of 2010 to 18.2% in the first quarter of 2011. The increase in our operating margin in the first quarter of 2011 compared with the first quarter of 2010 primarily relates to the increase in our revenues, which outpaced the increase in our expenses. In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above.

Core Operating Expenses

The following discussion of our core operating expenses and the components comprising our core operating expenses highlights the factors that we focus upon in evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses, which consist of employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items set forth above.

Core operating expenses increased by $132.8 or 29% in the first quarter of 2011 compared with the first quarter of 2010. As quantified below, these increases were primarily due to increases in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training. The increase in employee-related expenses was largely a result of incremental headcount from strategic hiring, business growth and business acquisitions.

A portion of our core operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Core operating expenses were negatively impacted by $5.8 in the first quarter of 2011, as compared with the first quarter of 2010, due to the effect of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies.

Cost of License Revenues

Core operating expenses in cost of license revenues increased by $5.1 or 39% in the first quarter of 2011 compared with the first quarter of 2010. The increase was primarily due to an increase of $3.5 in royalty and licensing costs for technology licensed from third-party providers that is used in our products.

Cost of Services Revenues

Core operating expenses in cost of services revenues increased by $22.6 or 35% in the first quarter of 2011 compared with the first quarter of 2010. The increase was primarily due to growth in employee-related expenses of $13.3, which was largely driven by incremental headcount from business growth and acquisitions. Additionally, in support of our growing customer base, IT costs increased by $5.5 for certain development initiatives undertaken to enhance our internal customer support tools.

Research and Development Expenses

Core operating expenses for R&D increased by $28.0 or 23% in the first quarter of 2011 compared with the first quarter of 2010. The increase was primarily due to growth in employee-related expenses of $22.0, which was primarily driven by incremental headcount from strategic hiring and business acquisitions.

Sales and Marketing Expenses

Core operating expenses for sales and marketing increased by $77.3 or 39% in the first quarter of 2011 compared with the first quarter of 2010. The increase was primarily due to growth in employee-related expenses of $42.0 driven by incremental headcount from strategic hiring and business acquisitions as well as higher variable compensation due to the growth of our business. Additionally, the costs of marketing programs increased by $10.6 in support of our expanding markets and sales efforts, and travel and entertainment expense increased by $8.7, primarily due to our 2011 sales kick-off meeting, which had been cancelled in previous years due to austerity measures.

General and Administrative Expenses

Core operating expenses for general and administrative remained flat in the first quarter of 2011 compared with the first quarter of 2010. However, within the year-over-year change, there was a decrease of $3.1 related to corporate expenses, including contributions to our charitable foundation and legal fees, which was offset by employee-related expenses due to the incremental growth in headcount.

Stock-Based Compensation Expense

	For the Three Months Ended March 31,
	2011	2010
Stock-based compensation, excluding amounts capitalized	$80.6	$63.7
Stock-based compensation capitalized	4.9	4.2

Stock-based compensation, including amounts capitalized	$85.5	$67.9

Stock-based compensation expense increased by $17.6 in the first quarter of 2011 as compared with the first quarter of 2010 primarily due to an increase of $15.4 for grants made to existing employees in the second half of 2010 and an increase of $9.6 for awards made to new employees, partially offset by an increase in forfeitures and fully vested grants.

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

As of March 31, 2011, the total unamortized fair value of our outstanding equity-based awards held by our employees was approximately $580.5 and is expected to be recognized over a weighted-average period of approximately 2.2 years.

In future quarters, we expect our total stock-based compensation expense to increase as a result of additional equity grants we have made as well as grants we expect to make. Stock-based compensation expense reported in our accompanying consolidated statements of income is reduced by the amount of stock-based compensation that may be capitalized for the development of new software products and the amount of awards that are forfeited.

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

In the first quarter of 2011, we capitalized $32.3 (including $4.9 of stock-based compensation) of costs incurred for the development of software products compared with $26.0 (including $4.2 of stock-based compensation) in the first quarter of 2010. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income. The increase in capitalized software development costs of $6.3 in the first quarter of 2011, as compared with the first quarter of 2010 was primarily due to the timing of when products reached technological feasibility.

In the first quarter of 2011, amortization expense from capitalized software development costs was $28.5, as compared with $23.7 in the first quarter of 2010. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. The increase in the amortization of software development costs of $4.8 in the first quarter of 2011, as compared with the first quarter of 2010 was primarily related to an increase in amortization of $8.9 due to the timing of product releases during the year-over-year period. These increases were partially offset by $4.1 of amortization for certain capitalized projects that were fully amortized prior to the end of the first quarter of 2011.

Other Operating Expenses

Other operating expenses, which consist of employer payroll tax on employee stock transactions, intangible amortization and acquisition-related items, increased by $9.9 to $17.0 in the first quarter of 2011 as compared with $7.1 in the first quarter of 2010. The increase was primarily due to additional intangible amortization of $8.9, primarily resulting from new acquisitions, as well as an increase of $2.2 in employer payroll taxes on employee stock transactions, which was driven by the increase in the market value of our stock and the number of awards exercised, sold or vested.

Investment Income

Investment income was $3.4 in the first quarter of 2011 and $0.7 in the first quarter of 2010. Investment income primarily consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. Investment income increased in the first quarter of 2011, as compared with the first quarter of 2010 primarily due to a shift from a cash and cash equivalents portfolio primarily invested in money market funds to a short-term investment portfolio of fixed income securities during the second quarter of 2010 in order to achieve investment returns in line with our objectives of principal preservation and risk management.

Interest Expense with EMC, Net

Interest expense with EMC, net, was $1.0 in the first quarter of 2011 and $0.9 in the first quarter of 2010. Interest expense with EMC, net primarily consists of interest expense incurred on the note issued to EMC in April 2007. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter. The increase in interest expense in the first quarter of 2011, as compared with the first quarter of 2010 was due to higher interest rates on the note. For the first quarter of 2011 and 2010, the weighted-average rate was 0.85% and 0.80%, respectively.

Other Income (Expense), Net

Other income, net of $0.2 in the first quarter of 2011 changed by $4.5 compared with other expense, net of $4.3 in the first quarter of 2010, primarily due to a lower impact from foreign currency rate movement, net of hedges, in the first quarter of 2011 compared with the first quarter of 2010. In the second quarter of 2011, we sold our investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction, and we realized a gain of $56.0 that will be recorded as other income (expense), net in our consolidated statements of income.

Income Tax Provision

Our effective income tax rate was 19.4% for the first quarter of 2011 as compared with 19.7% for the first quarter of 2010. The lower effective rate for the first quarter of 2011, compared with the first quarter of 2010, was primarily attributable to an increase in tax benefits from the federal R&D tax credit relative to income before tax, due to the reenactment of the federal R&D tax credit, which occurred during the fourth quarter of 2010. This was largely offset by a jurisdictional shift of income from lower-tax non-U.S. jurisdictions to the United States.

Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland. We believe that any changes to the tax rates in Ireland, or any other single country, would not have a material impact on our effective tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto.

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

Our effective tax rate for the remainder of 2011 may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax.

Our Relationship with EMC

As of March 31, 2011, EMC owned 33,466,190 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.8% of our total outstanding shares of common stock and 97.3% of the combined voting power of our outstanding common stock.

In April 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0. EMC retained the Ionix brand and will continue to offer customers the products acquired by us, pursuant to the ongoing reseller agreement we have with EMC. In the first quarter of 2011, we paid $12.5 of contingent amounts to EMC in accordance with the asset purchase agreement.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles our products and services with EMC’s hardware and sells them to end-users. In the first quarter of 2011 and 2010, we recognized revenues of $20.0 and $6.6, respectively, from products and services sold pursuant to our reseller arrangement with EMC. As of March 31, 2011, $57.5 of revenues from products and services sold under the reseller arrangement were included in unearned revenue.

In the first quarter of 2011 and 2010, we recognized professional services revenues of $14.4 and $9.2, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. As of March 31, 2011, $3.8 of revenues from professional services to EMC customers were included in unearned revenue.

In the first quarter of 2011 and 2010, we recognized revenues of $0.5 and $1.5, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. As of March 31, 2011, $18.8 of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenue.

We purchased storage systems and software, as well as consulting services, from EMC for $5.8 and $4.3 in the first quarter of 2011 and 2010, respectively.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries and benefits, travel and rent. The total cost of the services provided to us by EMC as described above was $24.7 and $17.6 in the first quarter of 2011 and 2010, respectively.

As calculated under our tax sharing agreement with EMC, EMC paid us $35.4 in the first quarter of 2011, which was due to a partial refund of 2010 federal income taxes and for a refund of an overpayment related to the consolidated federal and state income taxes for the fiscal year ended December 31, 2009. No payments were made by EMC to us for the first quarter of 2010 under the same tax sharing agreement. We paid $5.1 to EMC in the first quarter of 2010 for our portion of EMC’s 2009 consolidated federal income taxes. No payments were made to EMC in the first quarter of 2011. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In the first quarter of 2011, the difference was not material.

Interest expense with EMC, net, primarily consists of interest expense on the note payable to EMC. In the first quarter of 2011 and 2010, $1.0 and $0.9, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, net, recorded on our consolidated statements of income. Our interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.

As of March 31, 2011, we had $5.2 due to EMC, which consisted of $29.1 due to EMC, partially offset by $23.9 due from EMC. As of March 31, 2010, we had $0.6 due from EMC, which consisted of $24.6 due from EMC, partially offset by $24.0 due to EMC. These amounts resulted from the related party transactions described above. In addition to the $5.2 due to EMC as of March 31, 2011, we had $137.0 of income taxes receivable due from EMC, which is included in other current assets on our consolidated balance sheets. As of March 31, 2010, we had $3.0 of income taxes receivable due from EMC and $0.7 of income taxes payable due to EMC. A large portion of the income tax receivable is related to 2010 federal income taxes and is expected to be received from EMC in the second quarter of 2011. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

In April 2011, we entered into an agreement with EMC to acquire certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property, for approximately $8.4. We also entered into an operational support agreement with EMC pursuant to which we will take over responsibility for operating the Mozy service on behalf of EMC. We will hire the more than 300 Mozy employees and, pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs, will be reimbursed to us by EMC and recorded as a reduction to the costs we incurred on the consolidated statements of income . EMC retains ownership of the Mozy business and its remaining assets and continues to be responsible to Mozy customers for Mozy products and services.

By nature of EMC’s majority ownership of us, the amounts we recorded for our intercompany transactions with EMC would not be considered arm’s length with an unrelated third party. Therefore the financial statements included herein may not necessarily reflect our financial condition, results of operations and cash flows had we engaged in such transactions with an unrelated third party during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance as a stand-alone company.

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

	March 31,
	2011	2010
Cash and cash equivalents	$1,708.9	$2,756.5
Short-term investments	1,952.9	28.0

Total cash, cash equivalents and short-term investments	$3,661.8	$2,784.5

Our operating activities in the three months ended March 31, 2011 and 2010, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$477.9	$355.0
Investing activities	(368.5)	(176.4)
Financing activities	(29.5)	91.4

Net increase in cash and cash equivalents	$79.9	$270.0

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

Our non-GAAP operating cash flows and free cash flows for the three months and trailing twelve months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,		For the Trailing Twelve Months Ended March 31,
	2011	2010	2011	2010
Net cash provided by operating activities	$477.9	$355.0	$1,297.4	$1,081.3
Capitalized software development costs	(27.4)	(21.9)	(69.7)	(60.5)
Excess tax benefits from stock-based compensation	50.0	23.9	249.5	49.9

Non-GAAP operating cash flows	500.5	357.0	1,477.2	1,070.7
Capital expenditures	(27.0)	(31.1)	(127.6)	(98.7)

Free cash flows	$473.5	$325.9	$1,349.6	$972.0

Free cash flows increased by $377.6 or 39% to $1,349.6 for the trailing twelve months ended March 31, 2011, compared with $972.0 for the trailing twelve months ended March 31, 2010. The increase was primarily due to increased sales and related cash collections.

Historically, we have invested excess cash predominantly in money market securities that are liquid and of high quality investment grade. The fair value for money market securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. In the second quarter of 2010, we began investing in fixed income securities. As of March 31, 2011, we held a diversified portfolio of money market funds and fixed income securities, which primarily consist of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities.

As of March 31, 2011, our total cash, cash equivalents, and short-term investments were $3,661.8, of which $1,648.4 was held outside the U.S. Our intent is to indefinitely reinvest our non-U.S. funds in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Cash provided by operating activities increased by $122.9 to $477.9 in the first quarter of 2011, as compared with $355.0 in the first quarter of 2010. The increase was the result of an increase in cash collections from customers driven by strong sales volume. The increase in cash collections was partially offset by increases in our core operating expenses, primarily related to incremental headcount from strategic hiring and business acquisitions as well as an increase in the excess tax benefit from stock-based compensation due to the increase in market value of our stock.

Investing Activities

Cash used in investing activities is primarily attributable to the purchase of fixed income securities, business acquisitions, capital expenditures and capitalized software development costs. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.

We began investing in fixed income securities during the second quarter of 2010 to achieve our objective of an appropriate investment return consistent with the preservation of principal and management of risk. Total fixed income securities of $598.8 purchased in the first quarter of 2011 are classified as cash outflows from investing activities. We classify these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by cash inflows of $368.7 as a result of the sales and maturities of these fixed income securities.

In the first quarter of 2011, we paid $15.0 for a business acquisition as compared with $106.6 paid for various acquisitions in the first quarter of 2010. Business acquisitions are an important element in our industry and we expect to continue to consider additional strategic acquisitions in the future.

In the first quarter of 2011, we entered into an agreement to purchase the ground lease for the parcel adjacent to our Palo Alto, California headquarters. We made a good faith deposit of $45.0, of which $5.6 is non-refundable, to perform due diligence on the site. Upon the completion of the due diligence process, currently expected in the second quarter of 2011, we have the right, at our sole discretion, to either proceed with the purchase or terminate the agreement.

Financing Activities

Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”), were $90.2 and $109.8 in the first quarter of 2011, and 2010, respectively.

In the first quarter of 2011, the cash inflows were partially offset by cash outflows of $147.7 to repurchase shares of our Class A common stock as part of our stock repurchase programs. In February 2011, a committee of our Board of Directors authorized the repurchase of up to an additional $550.0 of our Class A common stock through the end of 2012. From time-to-time, stock repurchases may be made pursuant to the February 2011 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. Purchases under the March 2010 authorization were completed in March 2011.

In the first quarter of 2011, we repurchased and retired 1.7 million shares of our Class A common stock at a weighted-average price of $85.88 per share for an aggregate purchase price of $147.7, including commissions. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel that additional purchases are not warranted. As of March 31, 2011, the authorized amount remaining for repurchase was $463.8.

There were additional cash outflows of $21.9 and $10.9 in the first quarter of 2011 and 2010, respectively, to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $50.0 and $23.9 in the first quarter of 2011 and 2010, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year change in the repurchase of shares and the excess tax benefit from stock-based compensation in the first quarter of 2011 was primarily due to the increase in the market value of our stock and the number of awards exercised, sold or vested.

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

Note Payable to EMC

As of March 31, 2011, $450.0 remained outstanding on a note payable to EMC. The note matures in April 2012 with interest payable quarterly in arrears commencing June 30, 2007. The interest rate resets quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points. In April 2011, we entered into discussions with EMC to extend the maturity date of the note, and we expect to reach an agreement in the second quarter of 2011.

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

Core Operating Expenses

Management uses the non-GAAP measure of core operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, to calculate bonus payments and to evaluate our financial performance, the performance of its individual functional groups and the ability of operations to generate cash. Management believes that core operating expenses reflect our business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses that are not reflective of our operating results.

We define core operating expenses as our total operating expenses excluding the following components, which we believe are not reflective of our operational expenses. In each case, for the reasons set forth below, management believes that excluding the component provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies and to better understand the long-term performance of our core business.

•

Stock-based compensation. Stock-based compensation expense is generally fixed at the time the stock-based instrument is granted and amortized over a period of several years. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments can involve a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized by the grantee. Furthermore, unlike cash compensation, the value of stock-based compensation is subject to varying valuation methodologies and subjective assumptions related to different award types and incorporates certain factors, such as market volatility, that are beyond our control.

•

Amortization and capitalization of software development costs. Amortization and capitalization of software development costs can vary significantly depending upon the timing of products reaching technological feasibility and being made generally available.

•

Other expenses. Other expenses excluded are employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. The amount of employer payroll taxes on stock-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. Regarding the amortization of intangible assets, a portion of the purchase price of our acquisitions is generally allocated to intangible assets, such as intellectual property, and is subject to amortization. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Acquisition-related items include direct costs of acquisitions, such as transaction fees, which vary significantly and are unique to each acquisition. However, we do not acquire businesses on a predictable cycle.

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

We believe that our measures of non-GAAP operating cash flows and free cash flows provide useful information to investors and others, as they allow for meaningful period-to-period comparisons of our operating cash flows for analysis of trends in our business. Additionally, we believe that information regarding non-GAAP operating cash flows and free cash flows provides investors and others with an important perspective on cash that we may choose to make available for strategic acquisitions and investments, the repurchase of shares, operations and other capital expenditures.

We deduct capitalization of software development costs from both measures because these costs are considered to be a necessary component of our operations and the amount capitalized under GAAP can vary significantly from period-to-period depending upon the timing of products reaching technological feasibility and being made generally available. Consequently, software development costs paid out during a period that are capitalized under GAAP and do not impact GAAP operating cash flows for that period do result in a decrease to our measures of non-GAAP operating cash flows and non-GAAP free cash flows, thereby providing management with useful measures of cash flows generated from operations during the period. We add back the excess income tax benefits from stock-based compensation to our measures of non-GAAP operating cash flows and free cash flows as management internally views cash flows arising from income taxes as similar to operating cash flows rather than as financing cash flows as required under GAAP. Furthermore, we exclude capital expenditures on property and equipment from free cash flows because these expenditures are also considered to be a necessary component of our operations.

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

See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the quarters ended March 31, 2011 and 2010.

See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the quarters ended March 31, 2011 and 2010.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the first quarter of 2011.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth within Item 7 of our 2010 Annual Report on Form 10-K may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding: the potential role of our products in cloud computing and other shifts in computing infrastructures; expectations of, and our plans for, achieving future business growth; macroeconomic conditions; future product offerings; plans for future acquisitions; our view of the competitive landscape and our plans for maintaining our leadership position, funding expansion of our industry segment share and developing long term relationships with our customers; our relationship with EMC; our plans for meeting product development objectives and introducing new products; our revenue outlook and mix; customer demand for our products; trends in enterprise license agreement (“ELA”) size and renewals and information technology (“IT”) spending in general; projections of, and expectations for, stock-based compensation expense; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; factors effecting our tax position; our expectations for the amendment of our note payable to EMC, the potential to purchase real estate adjacent to our headquarters, our plans regarding cash, cash equivalents and short-term investments held in non-U.S. accounts and our belief that the resolution of pending claims, legal proceedings and investigations will not have a material adverse effect on us.

These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.

International revenues as a percentage of total revenues were 52.6% in the first quarter of 2011 and 49.9% in the first quarter of 2010. Historically, our revenue contracts were primarily denominated in U.S. Dollars. In May 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily the Australian Dollar, the Japanese Yen, the Euro and the Canadian Dollar. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.

Operating expenses were negatively impacted by $5.8 million in the first quarter of 2011 and $12.0 million in the first quarter of 2010, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same period in the prior year.

To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, such as foreign currency forward contracts. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of March 31, 2011, we had outstanding forward contracts with a total notional value of $182.2 million. The fair value of these forward contracts was immaterial as of March 31, 2011. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts of $18.2 million as of March 31, 2011. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge. This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not enter into speculative foreign exchange contracts for trading purposes. See Note E to the consolidated financial statements for further information.

Interest Rate Risk

Fixed Income Securities

During the second quarter of 2010, we began investing in fixed income securities. Our fixed income investment portfolio is denominated in U.S. Dollars and consists of various holdings, types and maturities.

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of March 31, 2011 by $7.6 million and $15.3 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the first quarter of 2011. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes D and E to the consolidated financial statements for further information.

Note Payable to EMC

As of March 31, 2011, $450.0 million was outstanding on our consolidated balance sheet in relation to the note payable with EMC. The interest rate on the note payable was 0.85% as of March 31, 2011 and 0.80% as of March 31, 2010. In the first quarter of 2011 and 2010, $1.0 million and $0.9 million, respectively, of interest expense was recorded related to the note payable.

The note may be repaid, without penalty, at any time. The note matures in April 2012 and bears an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. In April 2011, we entered into discussions with EMC to extend the maturity date of the note, and we expect to reach an agreement in the second quarter of 2011. If the interest rate on the note payable were to change 100 basis points from the March 31, 2011, rate and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

Equity Price Risk

Our investments in equity securities expose us to market risk associated with publicly traded equity securities. These investments are classified as short-term investments on our consolidated balance sheets. A hypothetical change of 10% and 20% in the publicly traded price for our investments in equity securities would have changed the fair value of these investments by $7.6 million and $15.2 million, respectively, as of March 31, 2011.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note K to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

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

The virtualization, cloud computing, and end-user computing markets are inter-related and rapidly evolving, and we expect competition to significantly intensify in the future. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products. Microsoft also has cloud-based computing offerings. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Red Hat has also released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have also indicated their intention to expand offerings of virtual management and cloud computing solutions.

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

Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization, end-user and cloud computing products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end-users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end-users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end-users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and may offer built-in virtualization for future releases of the client version of Windows. Competitors may also leverage open source technologies to offer zero or low cost products capable of putting pricing pressure on our own product offerings. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end-users to choose products that lack some of the technical advantages of our own offerings.

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

Over the last several years, we have introduced new product and technology initiatives that aim to leverage our virtualization infrastructure software products into the emerging areas of cloud computing and end-user computing as alternatives to the provisioning of physical computing resources. In connection with our September 2009 acquisition of SpringSource, we announced our intention to use SpringSource solutions to extend VMware’s strategy to deliver solutions in the emerging PaaS market and have since, also acquired GemFire and RabbitMQ as part of VMware’s overall PaaS strategy. Additionally, SpringSource’s current offerings and their underlying open source technology position us in the enterprise and web application development and management markets. Our February 2010 acquisition of Zimbra extended our footprint to cloud-based email and collaboration services – a part of VMware’s strategy to extend into the emerging SaaS market. We also recently announced our vCenter family of products to more fully manage virtualized and cloud environments, which may cause us to compete with other virtualization management vendors. In April 2011, we announced CloudFoundry, a VMware-operated developer cloud service and a new open source PaaS project.

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

The cloud computing and end-user computing markets are in early stages of development. Other companies seeking to enter and develop competing standards for the cloud computing market, such as Microsoft, IBM, Oracle, Google and Amazon, and the end-user computing market, such as Citrix and Microsoft, have introduced or are likely to introduce their own initiatives that may compete with or not be compatible with our cloud and end-user computing initiatives which could limit the degree to which other vendors develop products and services around our offerings and end-users adopt our platforms. Additionally, our operating margins in our newer initiatives may be lower than those we have achieved in the markets we currently serve, we will need to develop appropriate pricing strategies for our new product initiatives, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end-users of our products which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for more than 10% of revenues in the first three months of 2011 and in the fiscal year 2010, and we have experienced similar concentrations in prior periods. Our agreements with distributors are typically terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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

Three of our distributors each accounted for more than 10% of revenues in the first three months of 2011 and in the fiscal year 2010, and we have experienced similar concentrations in prior periods. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 44% of our total accounts receivable as of March 31, 2011 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by the global economic downturn, or if there is a continuation or worsening of the downturn. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

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

To execute on our strategy, we must continue to attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock options, restricted stock grants or other stock-based compensation they are to receive in connection with their employment. Declines in the value of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

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

A significant portion of the products, technologies or services acquired, licensed, developed or offered by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Additionally, open source technology underlies the offerings of SpringSource and Zimbra, businesses we have acquired since 2009, as well as our Cloud

Foundry offerings that we launched in 2011. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating, using or distributing the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. Any of these obligations could have an adverse impact on our intellectual property rights and our ability to derive revenue from products incorporating the open source software.

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

Our SpringSource, Zimbra and Cloud Foundry product offerings rely upon and incorporate open source software technologies that subject us to additional risks and challenges, which could result in increased development expenses, delays or disruptions to the release or distribution of those software solutions, and increased competition.

In September 2009, we completed our acquisition of SpringSource and, in February 2010, we completed our acquisition of Zimbra. In April 2011, we launched our Cloud Foundry PaaS offering. Each provides product offerings that broadly use open source software solutions. Software solutions that are substantially or mostly based on open source software subject us to a number of risks and challenges:

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

•

It is possible that a court could hold that the licenses under which our open source products and services are developed and licensed are not enforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that open source components of our product or services offerings may not be liberally copied, modified or distributed, may have the effect of preventing us from distributing or developing all or a portion of our products or services. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may no longer be compatible with other open source licenses in our offerings or our end-user license agreement or terms of service, and thus could, among other consequences, prevent us from continuing to distribute the software code subject to the modified license or terms of service.

•

Actions to protect and maintain ownership and control over our intellectual property could adversely affect our standing in the open source community, which in turn could limit our ability to continue to rely on this community, upon which we are dependent, as a resource to help develop and improve our open source products and services.

If we are unable to successfully address the challenges of integrating offerings based upon open source technology into our business, our ability to realize revenues from such offerings will be negatively affected and our development costs may increase.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues, in the first three months of 2011 and in the fiscal year 2010. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

Revenues from customers outside the United States comprised approximately 53% of our total revenues in the first three months of 2011 and 49% in the fiscal year 2010. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Problems with our information systems could interfere with our business, and our data centers may be subject to intentional disruption that could adversely impact our operations.

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

Additionally, experienced computer programmers may attempt to penetrate our network security or the security of our website and misappropriate our proprietary information and information confidential to our customers and/or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products and our customers may assert claims against us related to resulting losses of confidential or proprietary information. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

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

Additionally, our virtualization technology is used by cloud computing vendors, and we have expanded our involvement in the delivery and provision of cloud computing through business alliances with various providers of cloud computing services and software and expect to continue to do so in the future. For example, in April 2011, we entered into an agreement with EMC to acquire certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. We also entered into an operational support agreement with EMC pursuant to which we will take over responsibility for operating the Mozy service on behalf of EMC. The application of U.S. and international data privacy laws to cloud computing vendors is uncertain, and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against cloud computing providers who we may partner with. Accordingly, the failure to comply with data protection laws and regulations by our customers and business partners who provide cloud computing services could have a material adverse effect on our business.

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

As of March 31, 2011, EMC owned 33,466,190 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.8% of the total outstanding shares of common stock or 97.3% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2010 and March 31, 2011, the closing trading price of our Class A common stock was very volatile, ranging between $41.58 and $97.00 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of equity securities during the quarter ended March 31, 2011:

	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)(2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)(5)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)(4)(5)
January 1 – January 31, 2011	338,435	$92.39	336,379	$30,479,436
February 1 – February 28, 2011	264,839	87.43	241,035	559,323,371
March 1 – March 31, 2011	1,573,812	83.61	1,142,683	463,764,110

	2,177,086	85.44	1,720,097

(1)	Includes 2,617 shares repurchased and retired to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

(2)	Includes 454,372 shares purchased by EMC in open market transactions. In the first quarter of 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(3)	On March 2, 2010, our Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of our Class A common stock through the end of 2011 (the “VMware 2010 Repurchase Authorization”). We completed purchases under the VMware 2010 Repurchase Authorization during March 2011. In February 2011, a committee of our Board of Directors authorized the repurchase of up to an additional $550.0 million of VMware’s Class A common stock through the end of 2012 (the “VMware 2011 Repurchase Authorization”). Stock will be purchased pursuant to the VMware 2011 Repurchase Authorization, from time to time, in the open market or through private transactions, subject to market conditions. In the three months ended March 31, 2011, we repurchased in open market transactions and retired 1,720,097 shares of our Class A common stock at a weighted-average price of $85.86 per share for an aggregate purchase price of $147,694,810. We are not obligated to purchase any shares under our stock repurchase programs. Subject to applicable laws, repurchases under our stock repurchase programs may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(4)	The amount as of the end of January includes the amount remaining in the 2010 VMware Repurchase Authorization, which was completed in March 2011. The amounts as of the end of February and March include the amounts under the 2011 VMware Repurchase Authorization which was approved in February 2011.

(5)	Amounts do not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.9+	2007 Equity and Incentive Plan, as amended March 15, 2011	X

10.22	First Amendment to Tax Sharing Agreement between VMware, Inc. and EMC Corporation effective as of January 1, 2011	X

10.23+	Executive Bonus Program, adopted February 14, 2011	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: May 4, 2011	By:	/S/ ROBYNNE D. SISCO
Robynne D. Sisco
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.9+	2007 Equity and Incentive Plan, as amended March 15, 2011	X

10.22	First Amendment to Tax Sharing Agreement between VMware, Inc. and EMC Corporation effective as of January 1, 2011	X

10.23+	Executive Bonus Program, adopted February 14, 2011	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+	Management contract or compensatory plan or arrangement.