Form 10-Q
period 2011-06-30
VMWARE, INC.
filed 2011-08-03
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 22, 2011, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 422,295,602, of which 122,295,602 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, VMware vSphere, Cloud Foundry, Zimbra and SpringSource are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net income	$220,158	$74,538	$345,970	$152,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,709	58,556	155,658	112,344
Stock-based compensation, excluding amounts capitalized	85,442	67,836	166,015	131,533
Excess tax benefits from stock-based compensation	(101,256)	(64,583)	(151,264)	(88,501)
Gain on sale of Terremark investment	(56,000)	—	(56,000)	—
Other	2,864	4,442	3,826	5,859
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(54,757)	(77,543)	26,583	107,688
Other assets	(16,133)	(23,406)	(34,053)	(24,251)
Due to/from EMC, net	(35,265)	(23,474)	25,435	2,302
Accounts payable	(11,105)	9,207	(1,707)	6,560
Accrued expenses	102,780	78,098	34,211	26,896
Income taxes receivable from EMC	141,000	2,508	176,444	2,508
Income taxes payable	4,674	16,759	37,601	31,124
Deferred income taxes, net	11,119	(126)	(958)	(4,347)
Unearned revenue	94,566	93,311	212,952	108,401

Net cash provided by operating activities	462,796	216,123	940,713	571,075

Investing activities:
Additions to property and equipment	(95,186)	(28,996)	(122,232)	(60,108)
Purchase of leasehold interest (see Note G)	(173,126)	—	(173,126)	—
Capitalized software development costs	(25,437)	(19,310)	(52,859)	(41,171)
Purchases of available-for-sale securities	(529,038)	(660,051)	(1,127,805)	(660,051)
Sales of available-for-sale securities	223,491	—	376,588	—
Maturities of available-for-sale securities	277,390	—	492,969	—
Purchase of strategic investments	(8,000)	—	(22,000)	—
Sale of strategic investments	76,000	—	78,513	—
Business acquisitions, net of cash acquired	(189,138)	(60,600)	(204,088)	(167,150)
Transfer of net assets under common control	(7,973)	(175,000)	(20,463)	(175,000)
Decrease (increase) in restricted cash	39,858	17,054	(5,142)	206

Net cash used in investing activities	(411,159)	(926,903)	(779,645)	(1,103,274)

Financing activities:
Proceeds from issuance of common stock	110,543	106,132	200,714	215,907
Repurchase of common stock	(132,660)	(113,152)	(280,389)	(144,500)
Excess tax benefits from stock-based compensation	101,256	64,583	151,264	88,501
Shares repurchased for tax withholdings on vesting of restricted stock	(48,666)	(34,677)	(70,578)	(45,583)

Net cash provided by financing activities	30,473	22,886	1,011	114,325

Net increase (decrease) in cash and cash equivalents	82,110	(687,894)	162,079	(417,874)
Cash and cash equivalents at beginning of the period	1,708,934	2,756,481	1,628,965	2,486,461

Cash and cash equivalents at end of the period	$1,791,044	$2,068,587	$1,791,044	$2,068,587

Non-cash items:
Changes in capital additions, accrued but not paid	$(985)	$3,902	$6,221	$1,835
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	3,656	—	2,938	—

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
License	$464,806	$323,665	$883,805	$635,842
Services	456,404	350,239	881,126	671,595

	921,210	673,904	1,764,931	1,307,437
Operating expenses (1):
Cost of license revenues	48,928	40,269	104,946	80,390
Cost of services revenues	103,547	77,883	197,426	146,412
Research and development	189,241	161,756	358,404	299,868
Sales and marketing	314,560	231,662	617,484	448,491
General and administrative	78,042	61,153	146,277	128,909

Operating income	186,892	101,181	340,394	203,367
Investment income	3,715	995	7,121	1,680
Interest expense with EMC	(972)	(957)	(1,931)	(1,858)
Other income (expense), net	56,639	(4,275)	56,804	(8,606)

Income before income taxes	246,274	96,944	402,388	194,583
Income tax provision	26,116	22,406	56,418	41,624

Net income	$220,158	$74,538	$345,970	$152,959

Net income per weighted-average share, basic for Class A and Class B	$0.52	$0.18	$0.83	$0.38

Net income per weighted-average share, diluted for Class A and Class B	$0.51	$0.18	$0.80	$0.37

Weighted-average shares, basic for Class A and Class B	419,657	407,931	418,557	405,089
Weighted-average shares, diluted for Class A and Class B	430,473	422,333	429,984	418,476

(1) Includes stock-based compensation as follows:
Cost of license revenues	$438	$390	$904	$775
Cost of services revenues	5,740	4,057	11,328	8,214
Research and development	46,074	39,445	87,958	74,168
Sales and marketing	23,264	15,452	45,787	31,499
General and administrative	9,926	8,492	20,038	16,877

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,791,044	$1,628,965
Short-term investments	1,912,109	1,694,675
Accounts receivable, net of allowance for doubtful accounts of $3,581 and $4,519	592,322	614,726
Due from EMC, net	29,994	55,481
Deferred tax asset	124,595	100,689
Other current assets	175,584	203,119

Total current assets	4,625,648	4,297,655
Property and equipment, net	485,950	419,065
Capitalized software development costs, net and other	169,876	151,945
Deferred tax asset	116,917	149,126
Intangible assets, net	429,182	210,928
Goodwill	1,714,984	1,568,600

Total assets	$7,542,557	$6,797,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,705	$58,913
Accrued expenses and other	541,428	459,813
Unearned revenues	1,358,225	1,270,426

Total current liabilities	1,961,358	1,789,152
Note payable to EMC	450,000	450,000
Unearned revenues	719,931	589,668
Deferred tax liability	5,378	30,096
Other liabilities	105,455	129,960

Total liabilities	3,242,122	2,988,876
Commitments and contingencies (see Note K)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 121,588 and 116,701 shares	1,216	1,167
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	3,119,331	2,955,971
Accumulated other comprehensive income	2,248	19,635
Retained earnings	1,174,640	828,670

Total stockholders’ equity	4,300,435	3,808,443

Total liabilities and stockholders’ equity	$7,542,557	$6,797,319

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

VMware was incorporated as a Delaware corporation in 1998 and continues to operate in large measure as a stand-alone company following the Company’s acquisition by EMC Corporation (“EMC”) in 2004 and following VMware’s initial public offering of VMware’s Class A common stock in August 2007. As of June 30, 2011, EMC holds 79.3% of VMware’s outstanding common stock, including 34.1 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is considered a “controlled company” under the rules of the New York Stock Exchange. VMware historically has received, and continues to receive, certain administrative services from EMC, and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as salaries and benefits, travel and rent, plus a mark-up intended to approximate third-party costs, are included in VMware’s consolidated financial statements. In addition, beginning in the three months ended June 30, 2011, VMware incurs costs to operate the Mozy service on behalf of EMC. These costs, plus a mark-up intended to approximate third party costs, are reimbursed to VMware by EMC and recorded as a reduction to the costs VMware incurred on the consolidated statements of income.

Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC would not be considered arm’s length with an unrelated third party by nature of EMC’s majority ownership of VMware. Therefore, the financial statements included herein may not necessarily reflect the cash flows, results of operations and financial condition had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s cash flows, results of operations and financial condition will be in the future if and when VMware contracts at arm’s length with unrelated third parties for services the Company receives from and provides to EMC.

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Comprehensive income will either have to be presented in one continuous statement of comprehensive income or two separate consecutive statements. ASU 2011-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after December 15, 2011. VMware plans to adopt ASU 2011-05 on January 1, 2012 and will present comprehensive income in accordance with the requirements of the standard.

B. Research and Development and Capitalized Software Development Costs

Costs related to research and development (“R&D”) are generally charged to expense as incurred. Capitalization of development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established. Changes in judgment as to when technological feasibility is established, or changes in VMware’s business, including go-to-market strategy, would likely materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability declines in the future, the amount of costs capitalized would likely decrease with a corresponding increase in R&D expense. In addition, VMware’s R&D expenses and amounts capitalized as software development costs may not be comparable to VMware’s peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over periods ranging from 18 to 24 months, which represent the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of revenues generated.

Unamortized software development costs were $116.9 million and $103.3 million as of June 30, 2011 and December 31, 2010, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheets.

In the three months ended June 30, 2011 and 2010, VMware capitalized $29.6 million (including $4.2 million of stock-based compensation) and $20.3 million (including $2.7 million of stock-based compensation), respectively, of costs incurred for the development of software products. In the six months ended June 30, 2011 and 2010, VMware capitalized $61.9 million (including $9.0 million of stock-based compensation) and $46.4 million (including $6.9 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $19.8 million and $21.2 million for the three months ended June 30, 2011 and 2010, respectively. Amortization expense from capitalized amounts was $48.3 million and $44.9 million for the six months ended June 30, 2011 and 2010, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.

C. Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, other unvested restricted stock, and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of June 30, 2011, VMware had 121.3 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table sets forth the computations of basic and diluted net income per share for the three and six months ended June 30, 2011 and 2010 (table in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$220,158	$74,538	$345,970	$152,959

Weighted-average shares, basic for Class A and Class B	419,657	407,931	418,557	405,089
Effect of dilutive securities	10,816	14,402	11,427	13,387

Weighted-average shares, diluted for Class A and Class B	430,473	422,333	429,984	418,476

Net income per weighted-average share, basic for Class A and Class B	$0.52	$0.18	$0.83	$0.38
Net income per weighted-average share, diluted for Class A and Class B	$0.51	$0.18	$0.80	$0.37

For the three months ended June 30, 2011 and 2010, stock options to purchase 0.9 million and 1.8 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the six months ended June 30, 2011 and 2010, stock options to purchase 1.2 million and 4.2 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

For the three months ended June 30, 2011 there were no shares of restricted stock that were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three months ended June 30, 2010, 0.3 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the six months ended June 30, 2011 and 2010, 0.4 million and 0.2 million shares of restricted stock, respectively, were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

D. Investments

Investments as of June 30, 2011 and December 31, 2010 consisted of the following (tables in thousands):

	June 30, 2011
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. government and agency obligations	$405,940	$1,620	$(80)	$407,480
U.S. and foreign corporate debt securities	770,349	1,779	(158)	771,970
Foreign governments and multi-national agency obligations	62,186	77	(14)	62,249
Municipal obligations	621,868	903	(322)	622,449
Asset-backed securities	28,324	18	(6)	28,336
Mortgage-backed securities	19,695	63	(133)	19,625

Total investments	$1,908,362	$4,460	$(713)	$1,912,109

	December 31, 2010
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. government and agency obligations	$379,288	$326	$(310)	$379,304
U.S. and foreign corporate debt securities	522,677	724	(286)	523,115
Foreign governments and multi-national agency obligations	63,101	72	(13)	63,160
Municipal obligations	660,138	111	(762)	659,487
Asset-backed securities	17,800	9	—	17,809

Total fixed income securities	1,643,004	1,242	(1,371)	1,642,875
Equity securities	20,000	31,800	—	51,800

Total investments	$1,663,004	$33,042	$(1,371)	$1,694,675

During the three months ended June 30, 2011, a realized gain of $56.0 million was recorded in other income (expense), net on the consolidated income statement for the sale of VMware’s investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction. All other realized gains and realized losses on investments were not material for the three and six months ended June 30, 2011 and 2010.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of June 30, 2011 and December 31, 2010, VMware had no material investments that were in a continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of June 30, 2011, and December 31, 2010, which have been in a net loss position for less than twelve months were classified by investment category as follows (table in thousands):

	June 30, 2011		December 31, 2010
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	$36,091	$(80)	$109,932	$(310)
U.S. and foreign corporate debt securities	159,702	(158)	149,831	(286)
Foreign governments and multi-national agency obligations	13,021	(14)	26,415	(13)
Municipal obligations	188,943	(322)	412,882	(762)
Asset-backed securities	2,060	(6)	—	—
Mortgage-backed securities	11,061	(133)	—	—

Total investments	$410,878	$(713)	$699,060	$(1,371)

VMware evaluated its investments in fixed income securities as of June 30, 2011 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.

Contractual Maturities

The contractual maturities of investments held at June 30, 2011 consisted of the following (table in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$810,860	$811,399
Due after 1 year through 5 years	974,736	978,013
Due after 5 years	122,766	122,697

Total	$1,908,362	$1,912,109

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

VMware’s Level 1 classification of the fair value hierarchy includes money market funds, available-for-sale equity securities and certain available-for-sale fixed income securities because these securities are valued using quoted prices in active markets for identical assets. VMware’s Level 2 classification includes the remainder of the available-for-sale fixed income securities because these securities are priced using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data. VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheet, that were required to be measured at fair value as of June 30, 2011 and December 31, 2010, (tables in thousands):

	June 30, 2011
	Level 1	Level 2	Total
Money-market funds	$1,617,954	$—	$1,617,954
U.S. government and agency obligations	177,308	243,990	421,298
U.S. and foreign corporate debt securities	—	786,613	786,613
Foreign governments and multi-national agency obligations	—	62,249	62,249
Municipal obligations	—	622,449	622,449
Asset-backed securities	—	28,336	28,336
Mortgage-backed securities	—	19,625	19,625

Total cash equivalents and investments	$1,795,262	$1,763,262	$3,558,524

	December 31, 2010
	Level 1	Level 2	Total
Money-market funds	$1,436,319	$—	$1,436,319
U.S. government and agency obligations	66,762	312,543	379,305
U.S. and foreign corporate debt securities	—	537,544	537,544
Foreign governments and multi-national agency obligations	—	63,161	63,161
Municipal obligations	—	659,487	659,487
Asset-backed securities	—	55,749	55,749
Equity securities	51,800	—	51,800

Total cash equivalents and investments	$1,554,881	$1,628,484	$3,183,365

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

VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of June 30, 2011, VMware had outstanding forward contracts with a total notional value of $226.1 million. The fair value of these forward contracts was immaterial as of June 30, 2011 and therefore excluded from the table above. The fair value was measured under Level 2 sources as discussed above.

F. Business Combinations, Goodwill and Intangible Assets, Net

Business Combinations

The results of operations of the acquired businesses mentioned below have been included in VMware’s consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired businesses were not material to VMware’s consolidated results of operations in the three and six months ended June 30, 2011 and 2010.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In the six months ended June 30, 2011, VMware acquired four companies. The aggregate consideration for these acquisitions was $204.7 million, net of cash acquired, and includes cash of $204.1 million and the fair value of equity awards assumed attributed to pre-combination services of $0.6 million. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired in the six months ended June 30, 2011, (table in thousands):

Other current assets	$3,492
Intangible assets	66,800
Goodwill	144,150
Deferred tax assets	8,270
Other assets	89

Total tangible and intangible assets acquired	222,801
Unearned revenues	(5,110)
Deferred tax liabilities	(8,751)
Accrued liabilities and other	(4,218)

Total liabilities assumed	(18,079)

Fair value of tangible and intangible assets acquired and liabilities assumed	$204,722

Intangible Assets, Net

The following table summarizes the fair value of the intangible assets acquired by VMware through both business combinations and asset purchases in the six months ended June 30, 2011, (table in thousands):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	6.0	$60,400
Customer relationships and customer lists	6.6	18,700

Total intangible assets, net, excluding goodwill		$79,100

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2011 consisted of the following (table in thousands):

Balance, January 1, 2011	$1,568,600
Increase in goodwill related to business combinations	144,150
Deferred tax adjustments to purchase price allocations on previous acquisitions	2,645
Other adjustments to purchase price allocations on previous acquisitions	(411)

Balance, June 30, 2011	$1,714,984

G. Property and Equipment, Net

Property and equipment, net, as of June 30, 2011 and December 31, 2010 consisted of the following (table in thousands):

	June 30, 2011	December 31, 2010
Equipment and software	$486,722	$438,384
Buildings and improvements	283,882	270,786
Furniture and fixtures	54,733	52,613
Construction in progress	66,846	3,082

Total property and equipment	892,183	764,865
Accumulated depreciation	(406,233)	(345,800)

Total property and equipment, net	$485,950	$419,065

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Depreciation expense was $31.3 million and $28.2 million in the three months ended June 30, 2011 and 2010, respectively and $62.0 million and $53.7 million in the six months ended June 30, 2011 and 2010, respectively.

In the three months ended June 30, 2011, VMware closed an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements adjacent to VMware’s Palo Alto, California campus for $225.0 million. VMware paid the seller $45.0 million in the three months ended March 31, 2011 as a good faith deposit and in the three months ended June 30, 2011, VMware paid the remaining $180.0 million. Based upon the respective fair values, $51.9 million of the purchase price was recorded to property and equipment, net on the consolidated balance sheet for the fair value of the buildings and site improvements. As of June 30, 2011, $40.9 million of this amount was classified in construction in progress as the buildings had not yet been placed into service. The remaining $173.1 million of the purchase price was recorded to intangible assets, net on the consolidated balance sheet for the fair value of the ground lease and the right to develop additional square footage on the parcel. Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the property with the Board of Trustees of the Leland Stanford Junior University (“Stanford”), the lessor of both the new property and VMware’s existing campus. VMware will possess the title to the interest and buildings during the duration of the lease. Upon termination of the lease, all title will revert to Stanford. The $51.9 million of buildings and site improvements will be depreciated from the date they are placed into service through the term of the Amended and Restated Ground Lease. Amortization of the $173.1 million of intangible assets began in the three months ended June 30, 2011 and will continue through 2046. At the closing, VMware also entered into an amendment to the ground lease for its existing campus so that the terms of both leases will be 34 years and 11 months from the closing of the purchase agreement.

Annual rent payments to Stanford for the new property will initially be approximately $6.8 million, and will increase by 3% annually. VMware is also responsible for paying all taxes, insurance and other expenses necessary to operate the parcel. Additional rent of approximately $1.1 million per year will become payable in connection with the effectiveness of a right to construct additional improvements on the parcel, which is currently expected to begin no earlier than January 1, 2014. Such additional rent would subsequently increase by 2% annually.

H. Accrued Expenses and Other

Accrued expenses and other as of June 30, 2011 and December 31, 2010 consisted of the following (table in thousands):

	June 30, 2011	December 31, 2010
Salaries, commissions, bonuses, and benefits	$257,785	$242,180
Accrued partner liabilities	99,177	94,676
Other	184,466	122,957

Total	$541,428	$459,813

Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.

I. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, with interest payable quarterly in arrears and originally due April 2012, of which $450.0 million remained outstanding as of June 30, 2011. In June 2011, VMware and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points. For both the three months ended June 30, 2011 and 2010, $1.0 million, respectively, of interest expense were recorded related to the note payable. For both the six months ended June 30, 2011 and 2010, $1.9 million, respectively, of interest expense was recorded related to the note payable. The note may be repaid prior to the maturity date without penalty. No repayments of principal were made during the three months ended June 30, 2011.

J. Income Taxes

Although VMware files a consolidated federal tax return with EMC, VMware calculates its income tax provision on a stand-alone basis. The Company’s effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

VMware’s effective income tax rate was 10.6% and 23.1% for the three months ended June 30, 2011 and 2010, respectively. The effective income tax rate was 14.0% and 21.4%, respectively, for the six months ended June 30, 2011 and 2010. The lower effective rate for the three and six months ended June 30, 2011, compared with the three and six months ended June 30, 2010, was primarily attributable to the following items: an increase in tax benefits from the federal R&D tax credit relative to income before tax, resulting from the reenactment of the federal R&D tax credit which occurred during the fourth quarter of 2010; the release of uncertain tax positions primarily attributable to the closure of a tax audit; and a decrease in unrecognized tax benefits from uncertain tax positions as a percentage of income before tax. These were partially offset by a jurisdictional shift of income from lower-tax non-U.S. jurisdictions to the United States.

VMware’s rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. VMware’s international income is primarily earned by VMware’s subsidiaries in Ireland. Management does not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on VMware’s effective rate. As of June 30, 2011, VMware’s total cash, cash equivalents, and short-term investments were $3,703.1 million, of which $1,721.2 million was held outside the U.S. If these overseas funds are needed for its operations in the U.S., VMware would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, VMware’s intent is to indefinitely reinvest its non-U.S. earnings in its foreign operations and VMware’s current plans do not demonstrate a need to repatriate them to fund its U.S. operations. VMware will meet its U.S. liquidity needs through ongoing cash flows, external borrowings, or both. VMware utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware’s foreign operations and no provision for U.S. taxes has been provided with respect thereto.

As of June 30, 2011, VMware had $76.7 million of gross unrecognized tax benefits, which excludes $6.3 million of offsetting tax benefits not recognized on the consolidated balance sheets. VMware’s net unrecognized tax benefits of $78.4 million as of June 30, 2011, if recognized, would benefit VMware’s effective income tax rate. It is reasonably possible that VMware may pay an immaterial amount of the $78.4 million of net unrecognized tax benefits within the next 12 months. The $78.4 million of net unrecognized tax benefits was classified as a non-current liability on the consolidated balance sheet. It is reasonably possible within the next 12 months that audit resolutions could potentially reduce total unrecognized tax benefits by between approximately $10 million and $12 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Due to the closure of a tax audit in the three months ended June 30, 2011, approximately $20.8 million of unrecognized tax benefits were released, which were offset by approximately $3.5 million in additional tax provision resulting from the audit.

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $0.4 million in interest and penalties for the three months ended June 30, 2011 and accrued $5.3 million of interest and penalties as of June 30, 2011, associated with the net unrecognized tax benefits. These amounts are included as components of the $78.4 million of net unrecognized tax benefits as of June 30, 2011.

K. Commitments and Contingencies

Litigation

From time to time, VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to intellectual property, contracts, employment and other matters. VMware accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would be immaterial to VMware’s consolidated financial position and results of operation.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at June 30, 2011 were as follows (table in thousands):

2011	$25,866
2012	46,341
2013	40,905
2014	33,457
2015	26,576
Thereafter	571,797

Total minimum lease payments	$744,942

The amount of the future lease commitments after 2015 is primarily for the ground lease on VMware’s Palo Alto, California headquarter facilities and the ground lease for the campus expansion, which both expire in 2046. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the commitments are payable.

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

In the three months ended June 30, 2011, VMware repurchased and retired 1.4 million shares of its Class A common stock at a weighted-average price of $91.60 per share for an aggregate purchase price of $132.7 million, including commissions. In the six months ended June 30, 2011, VMware repurchased and retired 3.2 million shares of its Class A common stock at a weighted-average price of $88.50 per share for an aggregate purchase price of $280.4 million, including commissions. The amount of repurchased shares was classified as a reduction to additional paid-in capital. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. As of June 30, 2011, the authorized amount remaining for repurchase was $331.1 million.

VMware Restricted Stock

VMware restricted stock primarily consists of restricted stock units granted to employees and also includes restricted stock awards and other restricted stock. The following table summarizes restricted stock activity since January 1, 2011 (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2011	9,752	$54.17
Granted	3,852	91.19
Vested	(2,230)	47.86
Forfeited	(437)	57.70

Outstanding, June 30, 2011	10,937	68.35

The total fair value of VMware restricted stock-based awards that vested in the six months ended June 30, 2011 was $204.5 million. As of June 30, 2011, restricted stock unit awards and other restricted stock representing 10.9 million shares of VMware were outstanding, with an aggregate intrinsic value of $1.1 billion based on the closing share price as of June 30, 2011. Shares underlying restricted stock unit awards are not issued until the restricted stock units vest. These shares are scheduled to vest through 2015.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

For the purchase period ended January 31, 2011, 0.4 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $65.90. For the purchase period ended January 31, 2010, 0.9 million shares of Class A common stock were purchased under the ESPP at a weighted-average purchase price per share of $24.45. The total cash proceeds from the purchases of these shares under the ESPP were $26.8 million and $22.8 million, respectively. As of June 30, 2011, $29.0 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in July 2011.

VMware Shares Repurchased for Tax Withholdings

During the three months ended June 30, 2011 and 2010, VMware repurchased or withheld and retired 0.6 million and 0.5 million shares of Class A common stock for $52.3 million and $34.7 million, respectively, to cover tax withholding obligations. During the six months ended June 30, 2011 and 2010, VMware repurchased or withheld and retired 0.8 million shares and 0.8 million shares of Class A common stock for $73.5 million and $45.6 million, respectively. As of June 30, 2011, $3.6 million of tax withholding obligations were recorded as a liability on the consolidated balance sheet. Pursuant to the respective award agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital as of June 30, 2011 and 2010, respectively.

M. Comprehensive Income

The following table sets forth the components of comprehensive income for the three and six months ended June 30, 2011 and 2010, respectively (table in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income	$220,158	$74,538	$345,970	$152,959
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $1,352, $1,246, $1,196 and $1,504	2,029	2,019	1,794	2,441
Reclassification of (gains) losses on available-for-sale securities recognized during the period, net of taxes of $(22,494), $0, $(12,788) and $0	(33,742)	—	(19,181)	—

Total other comprehensive income	(31,713)	2,019	(17,387)	2,441

Total comprehensive income, net of taxes	$188,445	$76,557	$328,583	$155,400

In each period presented on VMware’s consolidated balance sheets, accumulated other comprehensive income consisted of unrealized gains and losses on available-for-sale securities, net of taxes.

In the three months ended June 30, 2011, VMware realized a gross gain of $56.0 million from the sale of its investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction. The gain was recorded to other income (expense), net on the consolidated statements of income.

N. Related Party Transactions

In April 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property, for approximately $8.0 million. VMware also entered into an operational support agreement with EMC pursuant to which VMware took over responsibility to operate the Mozy service on behalf of EMC. VMware hired more than 300 Mozy employees and, pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs, are reimbursed to VMware by EMC. On the consolidated statements of income, such amounts were approximately $12.2 million in the three months ended June 30, 2011 and were recorded as a reduction to the costs VMware incurred. EMC retained ownership of the Mozy business and its remaining assets. EMC

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

continues to be responsible to Mozy customers for Mozy products and services, and continues to recognize revenue from such products and services. As such, the assets acquired from EMC did not constitute a business and were accounted for as an asset purchase between entities under common control pursuant to generally accepted accounting principles. Accordingly, VMware included the carrying value of the transferred assets as of the date of transfer in its consolidated financial statements.

In April 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. No contingent amounts were paid to EMC in the three months ended June 30, 2011. In the six months ended June 30, 2011, $12.5 million of contingent amounts were paid to EMC in accordance with the asset purchase agreement. This amount was recorded as a reduction to the capital contribution from EMC. See VMware’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further information.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end-users. In the three months ended June 30, 2011 and 2010, VMware recognized revenues of $14.2 million and $10.4 million, respectively, from products and services sold pursuant to VMware’s reseller arrangement with EMC. In the six months ended June 30, 2011 and 2010, VMware recognized revenues of $34.2 million and $17.0 million, respectively, from products sold pursuant to VMware’s reseller arrangement with EMC. As of June 30, 2011, $63.2 million of revenues from products and services sold under the reseller arrangement were included in unearned revenues.

In the three months ended June 30, 2011 and 2010, VMware recognized professional services revenues of $16.4 million and $12.9 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. In the six months ended June 30, 2011 and 2010, VMware recognized professional services revenues of $30.8 million and $22.0 million, respectively, from such contractual arrangements with EMC. As of June 30, 2011, $5.4 million of revenues from professional services to EMC customers were included in unearned revenues.

In the three months ended June 30, 2011 and 2010, VMware recognized revenues of $0.5 million and $0.8 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. In the six months ended June 30, 2011 and 2010, VMware recognized $1.0 million and $2.2 million, respectively, from such contractual arrangements with EMC. As of June 30, 2011, $18.4 million of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenues.

VMware purchased storage systems and software, as well as consulting services, from EMC for $7.5 million and $2.1 million in the three months ended June 30, 2011 and 2010, respectively, and for $13.3 million and $6.4 million in the six months ended June 30, 2011 and 2010, respectively.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware’s personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, from time to time, EMC incurs certain administrative costs on VMware’s behalf in the U.S. The total cost of the services provided to VMware by EMC as described above was $18.0 million and $14.2 million in the three months ended June 30, 2011 and 2010, respectively, and $42.7 million and $31.8 million in the six months ended June 30, 2011 and 2010, respectively.

As calculated under VMware’s tax sharing agreement with EMC, EMC paid VMware $141.0 million and $176.4 million in the three and six months ended June 30, 2011, respectively, resulting from VMware’s stand-alone federal taxable loss estimated for both fiscal year 2010 and the three months ended March 31, 2011, as well as a refund of VMware’s overpayment related to fiscal year 2009. Under the tax sharing agreement, EMC paid VMware $2.5 million for the three and six months ended June 30, 2010, resulting from VMware’s stand-alone federal and state taxable losses for 2008. VMware paid $5.1 million to EMC in the six months ended June 30, 2010 for VMware’s portion of EMC’s 2009 consolidated federal income taxes. No payments were made to EMC by VMware in the three and six months ended June 30, 2011 and in three months ended June 30, 2010. The amounts that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For all periods presented the difference was not material.

In both the three months ended June 30, 2011 and 2010, $1.0 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. In both the six months ended June 30, 2011 and 2010, $1.9 million, respectively, of interest expense was recorded related to the note payable. VMware’s interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements. In June 2011, VMware and EMC amended the note to extend its maturity date from April 16, 2012 to April 16, 2015.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of June 30, 2011, VMware had $30.0 million due from EMC, which consisted of $50.9 million due from EMC, partially offset by $20.9 million due to EMC. These amounts resulted from the related party transactions described above. In addition to the $30.0 million due from EMC as of June 30, 2011, VMware had $95.4 million of income taxes receivable due from EMC, which is included in other current assets and $15.3 million of income taxes payable, which was included in accrued expenses and other, on VMware’s consolidated balance sheets. The income tax receivable is related to 2011 federal income taxes and is expected to be received from EMC in the third quarter of 2011. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Revenues by geographic area for the three and six months ended June 30, 2011 and 2010 were as follows (table in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
United States	$450,327	$333,717	$849,877	$650,915
International	470,883	340,187	915,054	656,522

Total	$921,210	$673,904	$1,764,931	$1,307,437

No country other than the United States had material revenues for the three months ended June 30, 2011 or 2010.

Long-lived assets by geographic area, which primarily include property and equipment, net, as of June 30, 2011 and December 31, 2010 were as follows (table in thousands):

	June 30, 2011	December 31, 2010
United States	$372,438	$306,182
International	44,484	43,363

Total	$416,922	$349,545

No country other than the United States accounted for 10% or more of these assets at June 30, 2011 or December 31, 2010, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our current financial focus is on long-term revenue growth to generate free cash flows1 to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction in 2009 of VMware vSphere and VMware View 4, we have introduced more products that build on the vSphere foundation. In the third quarter of 2011, we announced that we expect to release VMware vSphere 5 and a comprehensive suite of cloud infrastructure technologies during the third quarter. We plan to continue to introduce additional products in the future. Additionally, we have made, and expect to continue to make, acquisitions designed to strengthen our product offerings and/or extend our strategy to deliver solutions that can be hosted at customer data centers or at service providers.

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

As a consequence of the timing differences in the recognition of license revenues and software maintenance revenues, variability in operating margin can result from differences in when we quote and contract for our services and when the cost is incurred. Variability in operating margin can also result when we recognize previously unearned foreign denominated software maintenance and license revenues in future periods. Due to our use of the U.S. Dollar as our functional currency, unearned revenue remains at its historical rate when recognized into revenue while our operating expenses in future periods are based upon the foreign exchange rates at that time.

[1]

Free cash flows, a non-GAAP financial measure, is defined as net cash provided by operating activities plus the excess tax benefits from stock-based compensation, less capital expenditures and capitalized software development costs. Each adjusting item is separately presented on our consolidated statements of cash flows. See “Non-GAAP Financial Measures” for further information.

We have developed a multi-channel distribution model to expand our presence and to reach various segments of the industry. In the second quarter and first half of 2011, we derived over 85% of our sales from our channel partners, which include distributors, resellers, system vendors and systems integrators. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user customer. Our sales force works collaboratively with our channel partners to introduce them to customers and new sales opportunities. As we expand geographically, we expect to continue to add additional channel partners. The remainder of our sales is primarily derived from purchases made directly by end-user customers.

In the second quarter and first half of 2011, we benefited from strong demand across all regions. Our customers continued to adopt our product platform as a strategic investment that improves efficiency and flexibility for their business and enables substantial cost savings. While the overall macroeconomic environment has improved since the first quarter of 2010, we remain cautious about the macroeconomic environment and the volatility that we are observing in the global economy. We expect to continue to manage our resources prudently, while making key investments in support of our long-term growth objectives.

Income Statement Presentation

As we operate our business in one operating segment, our revenues and operating expenses are presented and discussed at the consolidated level.

Sources of Revenues

License revenues

Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis. Pricing models have generally been based upon the physical infrastructure, such as the number of physical desktop computers or server processors, on which our software runs. License revenues are recognized when the elements of revenue recognition for the licensed software are complete, generally upon electronic shipment of the software. The revenues allocated to the software license included in multiple-element contracts represent the residual amount of the contract after the fair value of the other elements has been determined. Certain products are licensed on a subscription basis.

We have recently begun to partially base pricing for certain of our products on virtual, rather than purely physical, entitlements, while continuing to license such products on a perpetual basis. We believe that this new pricing model better aligns with the shift to virtual and cloud-based IT environments by enabling customers to align cost with actual use and value derived, rather than purely with hardware configurations and capacity. Effective in September 2010, we began pricing certain of our management solutions on a per-virtual-machine basis. In July 2011, we announced that we will revise the pricing model for VMware vSphere 5 effective with its general availability, expected in the third quarter of 2011. VMware vSphere 5 will continue to be licensed perpetually on a per processor basis. However, two physical constraints, core and physical RAM, will be eliminated and replaced with a single virtualization-based entitlement of virtual memory, or vRAM, which can be shared across a large pool of servers.

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

Results of Operations

Revenues

Our revenues for the second quarter and first half of 2011 and 2010 were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Revenues:
License	$464.8	$323.7	44%	$883.8	$635.8	39%
Services:
Software maintenance	386.3	290.4	33	750.1	557.7	35
Professional services	70.1	59.8	17	131.0	113.9	15

Total services	456.4	350.2	30	881.1	671.6	31

	$921.2	$673.9	37	$1,764.9	$1,307.4	35

Revenues:
United States	$450.3	$333.7	35%	$849.9	$650.9	31%
International	470.9	340.2	38	915.0	656.5	39

	$921.2	$673.9	37	$1,764.9	$1,307.4	35

Total revenues increased by $247.3 or 37% to $921.2 in the second quarter of 2011 compared with $673.9 in the second quarter of 2010. Total revenues increased by $457.5 or 35% to $1,764.9 in the first half of 2011 compared with $1,307.4 in the first half of 2010. The revenue mix in the second quarter and first half of 2011 reflected increases in both license revenues and services revenues, as compared with the second quarter and first half of 2010.

License Revenues

Software license revenues increased by $141.1 or 44% to $464.8 in the second quarter of 2011 compared with $323.7 in the second quarter of 2010. Software license revenues increased by $248.0 or 39% to $883.8 in the first half of 2011 compared with $635.8 in the first half of 2010. We believe license revenues benefited in the second quarter and first half of 2011 from the improved macroeconomic environment compared to the same periods in 2010, resulting in strong demand for vSphere across all geographies. In the second quarter and first half of 2011, we observed an increase in the volume of our ELAs as compared with the second quarter and first half of 2010, due to growing customer interest across geographies as well as the improving economic environment. We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly by us and through certain channel partners. ELAs are core to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application platform products, our end-user computing products, and virtualization and cloud management products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately and the remainder is deferred and primarily recognized as software maintenance revenues in future periods. In addition, ELAs typically include an initial maintenance period that is longer than other types of license sales.

Services Revenues

Services revenues increased by $106.2 or 30% to $456.4 in the second quarter of 2011 compared with $350.2 in the second quarter of 2010. Services revenues increased by $209.5 or 31% to $881.1 in first half of 2011 compared with $671.6 in the first half of 2010. The increase in services revenues during the second quarter and first half of 2011 was primarily attributable to growth in our software maintenance revenues.

Software maintenance revenues increased by $95.9 or 33% to $386.3 in the second quarter of 2011 compared with $290.4 in the second quarter 2010. Software maintenance revenues increased by $192.5 or 35% to $750.1 in the first half of 2011 compared with $557.7 in the first half of 2010. In the second quarter and first half of 2011, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In the second quarter and first half of 2011, customers continued to buy, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.

Professional services revenues increased by $10.3 or 17% to $70.1 in the second quarter of 2011 compared with $59.8 in the second quarter of 2010. Professional services revenues increased by $17.1 or 15% to $131.0 in the first half of 2011 compared with $113.9 in the first half of 2010. Professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services, including consulting and customer training, as well as an increase in our professional services sold in connection with ELAs. As we continue to invest in our partners and expand our eco-system of third-party professionals with expertise in our solutions to independently provide professional services to our customers, we do not expect our professional services revenues to constitute an increasing component of our revenue mix. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.

Revenue Growth in Constant Currency

We have invoiced and collected in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in their respective regions since May 2009. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since all of our entities operate with the U.S. Dollar as their functional currency, revenues for orders booked in currencies other than U.S. Dollars are converted into unearned revenue at the exchange rate in effect for the month in which each order is booked. We calculate constant currency on license revenues recognized during the current period that were originally booked in currencies other than U.S. Dollars by comparing the exchange rates at which the revenue was recognized against the exchange rate that was used in the comparable period. We do not calculate constant currency on services revenues, which include software maintenance revenues and professional services revenues.

For the second quarter of 2011, the year-over-year growth in license revenues measured on a constant currency basis was 40% compared with 44% as reported, and was 38% compared with 39% as reported year-over-year in the first half of 2011. The year-over-year growth in total revenues in the second quarter of 2011 measured on a constant currency basis was 35% compared with 37% as reported. For the first half of 2011, year-over-year growth in total revenues was 35% measured both on a constant currency basis and as reported.

Unearned Revenues

Our unearned revenues as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Unearned license revenues	$240.1	$267.1
Unearned software maintenance revenues	1,686.0	1,461.3
Unearned professional services revenues	152.1	131.7

Total unearned revenues	$2,078.2	$1,860.1

The complexity of our unearned revenues has increased over time as a result of acquisitions, an expanded product portfolio and a broader range of pricing and packaging alternatives. As of June 30, 2011, total unearned revenues increased by $218.1 or 12% to $2,078.2 compared with $1,860.1 from December 31, 2010. This increase was primarily due to growth in unearned software maintenance revenues, attributable to our growing base of maintenance contracts. Unearned software maintenance revenues are recognized ratably over terms from one to five years with a weighted average remaining term at June 30, 2011 of approximately 1.8 years. Unearned license revenues are recognized either ratably or upon the delivery of either existing or future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions, generally as a strategy to build awareness of our emerging products. To the extent promotional products are not yet available or VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product obligations have been fulfilled. Unearned professional services revenues result from prepaid professional services, including training, and will be recognized as the services are delivered. We believe our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.

Operating Expenses

Information about our operating expenses for the second quarter and first half of 2011 and 2010 is as follows:

	For the Three Months Ended June 30, 2011
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenues	$17.5	$0.4	$19.8	$11.2	$48.9
Cost of services revenues	96.1	5.7	—	1.7	103.5
Research and development	164.0	46.1	(25.4)	4.5	189.2
Sales and marketing	286.6	23.3	—	4.7	314.6
General and administrative	66.3	9.9	—	1.9	78.1

Total operating expenses	$630.5	$85.4	$(5.6)	$24.0	$734.3

Operating income					$186.9
Operating margin					20.3%

	For the Three Months Ended June 30, 2010
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenues	$13.0	$0.4	$21.2	$5.7	$40.3
Cost of services revenues	72.2	4.1	—	1.6	77.9
Research and development	135.9	39.4	(15.9)	2.3	161.7
Sales and marketing	214.9	15.5	—	1.3	231.7
General and administrative	51.4	8.5	—	1.3	61.2

Total operating expenses	$487.4	$67.9	$5.3	$12.2	$572.8

Operating income					$101.2
Operating margin					15.0%

	For the Six Months Ended June 30, 2011
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenues	$35.6	$0.9	$48.3	$20.1	$104.9
Cost of services revenues	182.7	11.3	—	3.4	197.4
Research and development	315.9	88.0	(52.9)	7.4	358.4
Sales and marketing	563.9	45.8	—	7.8	617.5
General and administrative	123.9	20.0	—	2.4	146.3

Total operating expenses	$1,222.0	$166.0	$(4.6)	$41.1	$1,424.5

Operating income					$340.4
Operating margin					19.3%

	For the Six Months Ended June 30, 2010
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenues	$25.9	$0.8	$44.9	$8.8	$80.4
Cost of services revenues	136.3	8.2	—	1.9	146.4
Research and development	259.7	74.2	(37.7)	3.7	299.9
Sales and marketing	414.9	31.5	—	2.1	448.5
General and administrative	109.2	16.9	—	2.8	128.9

Total operating expenses	$946.0	$131.6	$7.2	$19.3	$1,104.1

Operating income					$203.4
Operating margin					15.6%

(1)	Core operating expenses is a non-GAAP financial measure that excludes stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses from our total operating expenses calculated in accordance with GAAP. The other expenses excluded are employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. See “Non-GAAP Financial Measures” below for further information.

Operating margins increased from 15.0% in the second quarter of 2010 to 20.3% in the second quarter of 2011. Operating margins increased from 15.6% in the first half of 2010 to 19.3% in the first half of 2011. The increase in our operating margin in the second quarter and first half of 2011 compared with the second quarter and first half of 2010 primarily relates to the increase in our revenues, which outpaced the increase in our expenses. In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above.

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

Core operating expenses increased by $143.1 or 29% in the second quarter of 2011 compared with the second quarter of 2010. Core operating expenses increased by $275.9 or 29% in first half of 2011 compared with the first half of 2010. As quantified below, these increases were primarily due to increases in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training. The increase in employee-related expenses was largely a result of incremental headcount from strategic hiring, business growth and business acquisitions.

A portion of our core operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Core operating expenses were negatively impacted by $18.3 and $24.1, respectively, in the second quarter and first half of 2011, as compared with the second quarter and first half of 2010, due to the effect of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies.

Cost of License Revenues

Core operating expenses in cost of license revenues increased by $4.5 or 35% in the second quarter of 2011 compared with the second quarter of 2010, and by $9.6 or 37% in the first half of 2011 as compared to the first half of 2010. The increases were primarily due to increases of $2.7 and $5.8 in the second quarter and first half of 2011, respectively, in royalty and licensing costs for technology licensed from third-party providers that is used in our products.

Cost of Services Revenues

Core operating expenses in cost of services revenues increased by $23.8 or 33% in the second quarter of 2011 compared with the second quarter of 2010, and by $46.4 or 34% in the first half of 2011 compared with the first half of 2010. The increases were primarily due to growth in employee-related expenses of $11.7 and $23.2 in the second quarter and first half of 2011, respectively, which was largely driven by incremental growth in headcount, as well as an increase in IT costs of $3.3 and $8.7 for certain development initiatives undertaken to enhance our internal customer support tools in support of our growing customer base. Additionally, we had increased third-party professional services costs of $3.2 and $6.4, respectively, to provide technical support and professional services primarily associated with increased services revenues. Fluctuations in the exchange rate between the U.S. Dollar and foreign currencies also contributed $3.6 and $4.8, respectively, to the overall increase in costs of services revenues.

Research and Development Expenses

Core operating expenses for R&D increased by $28.2 or 21% in the second quarter of 2011 compared with the second quarter of 2010, and by $56.2 or 22% in the first half of 2011 compared with the first half of 2010. The increases were primarily due to growth in employee-related expenses of $22.9 and $41.3 in the second quarter and first half of 2011, respectively, which were primarily driven by incremental growth in headcount from strategic hiring and business acquisitions.

Sales and Marketing Expenses

Core operating expenses for sales and marketing increased by $71.7 or 33% in the second quarter of 2011 compared with the second quarter of 2010, and by $149.0 or 36% in the first half of 2011 compared with the first half of 2010. The increases were primarily due to growth in employee-related expenses of $45.0 and $84.9 in the second quarter and first half of 2011, respectively, driven by incremental growth in headcount. The negative impact of $11.3 and $15.0, respectively, from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies further contributed to the increases. Additionally, the costs of marketing programs increased by $7.6 and $19.1, respectively, in support of our expanding markets and sales efforts, and travel and entertainment expense increased by $5.6 and $15.7 in response to growing headcount and our 2011 sales kick-off meeting, which had been cancelled in the prior year due to austerity measures.

General and Administrative Expenses

Core operating expenses for general and administrative increased by $14.9 or 29% in the second quarter of 2011 compared with the second quarter of 2010, and by $14.7 or 13% in the first half of 2011 compared with the first half of 2010. The increases were primarily due to increases of $8.0 and $12.5 in the second quarter and first half of 2011, respectively, related to employee-related expenses due to incremental growth in headcount and annual merit increases. Additionally, contractor expenses increased by $2.8 and $3.7, respectively, in support of the growth of our business.

Stock-Based Compensation Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation, excluding amounts capitalized	$85.4	$67.8	$166.0	$131.5
Stock-based compensation capitalized	4.2	2.7	9.0	6.9

Stock-based compensation, including amounts capitalized	$89.6	$70.5	$175.0	$138.4

Stock-based compensation expense increased by $19.1 and $36.7 in the second quarter and first half of 2011 compared to the second quarter and first half of 2010 primarily due to increases of $18.4 and $34.7, respectively, from new awards issued to our existing employees primarily in the second half of 2010, as well as $10.2 and $19.8 for awards made to new employees in the last year. These increases were partially offset by decreases of $9.1 and $15.9 in the second quarter and first half of 2011, respectively, primarily related to forfeitures, fully vested grants, and an increase to our forfeiture rate assumption.

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

As of June 30, 2011, the total unamortized fair value of our outstanding equity-based awards held by our employees was approximately $736.5 and is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

In the second quarter of 2011, we capitalized $29.6 (including $4.2 of stock-based compensation) of costs incurred for the development of software products compared with $20.3 (including $2.7 of stock-based compensation) in the second quarter of 2010. In the first half of 2011, we capitalized $61.9 (including $9.0 of stock-based compensation) of costs incurred for the development of software products compared with $46.4 (including $6.9 of stock-based compensation) in the first half of 2010. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income.

The year-over-year increases in capitalized software development costs of $9.3 and $15.5 in the second quarter and first half of 2011, respectively, were primarily due to increases of $13.2 and $23.5, respectively, in costs capitalized for the development of VMware vSphere 5 over prior versions. Additionally, both the second quarter and first half of 2011 had an increase in capitalized software development costs of $3.5 related to the timing of when products reached technological feasibility. These increases in capitalized costs were partially offset by reductions of $9.1 and $11.4, in the second quarter of 2011 and first half of 2011, respectively, relating to capitalization ceasing on other products due to their general release. As a result of the planned release of VMware vSphere 5 in the third quarter of 2011, we expect our capitalized software development costs to significantly decline for the remainder of 2011.

In the second quarter of 2011, amortization expense from capitalized software development costs decreased $1.4 to $19.8 as compared with $21.2 in the second quarter of 2010. In the first half of 2011, amortization expense from capitalized software development costs increased $3.4 to $48.3 as compared with $44.9 in the first half of 2010. These amounts are included in cost of license revenues on our accompanying consolidated statements of income.

Other Operating Expenses

Other operating expenses consist of employer payroll tax on employee stock transactions and intangible amortization, which are recorded to each individual line of operating expense on our accompanying consolidated statements of income. Additionally, other operating expenses include acquisition-related items, which are recorded to general and administrative expense on our income statement. Other operating expenses increased by $11.8 to $24.0 in the second quarter of 2011 as compared with $12.2 in the second quarter of 2010, and increased by $21.8 to $41.1 in the first half of 2011 as compared with $19.3 in the first half of 2010. The increase in the second quarter and first half of 2011 was primarily due to additional intangible amortization of $7.3 and $16.1, respectively, primarily resulting from new acquisitions, of which $5.5 and $11.4 of the increase was recorded to costs of license revenues on our income statement. In addition, for the second quarter and first half of 2011, there was an increase of $4.2 and $6.4, respectively, in employer payroll taxes on employee stock transactions, which was driven by the increase in the market value of our stock and the number of awards exercised, sold or vested.

Investment Income

Investment income was $3.7 in the second quarter of 2011 and $1.0 in the second quarter of 2010. Investment income was $7.1 in the first half of 2011 and $1.7 in the first half of 2010. Investment income primarily consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. Investment income increased in the second quarter and first half of 2011, as compared with the second quarter and first half of 2010 primarily due to an increasing shift from a cash and cash equivalents portfolio primarily invested in money market funds to a short-term investment portfolio of fixed income securities.

Interest Expense with EMC

Interest expense with EMC was $1.0 in both the second quarter of 2011 and 2010, respectively, and $1.9 in both the first halves of 2011 and 2010, respectively. Interest expense with EMC consists of interest expense incurred on the note issued to EMC in April 2007 and further amended in June 2011. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter. For the second quarter of 2011 and 2010, the weighted-average rate was 0.85% and 0.84%, respectively.

Other Income (Expense), Net

Other income, net of $56.6 in the second quarter of 2011 changed by $60.9 compared with other expense, net of $4.3 in the second quarter of 2010. Other income, net of $56.8 in the first half of 2011 changed by $65.4 compared with other expense, net of $8.6 in the first half of 2010. The change in both periods was primarily due to a $56.0 gain recognized on the sale in the second quarter of 2011 of our investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction.

Income Tax Provision

Our effective income tax rate was 10.6% for the second quarter of 2011 as compared with 23.1% for the second quarter of 2010. The effective income tax rate was 14.0% and 21.4%, respectively, for the first half of 2011 and 2010. The lower effective rate for the second quarter and first half of 2011, as compared with the second quarter and first half of 2010, was primarily attributable to the following items: an increase in tax benefits from the federal R&D tax credit relative to income before tax, due to the reenactment of the federal R&D tax credit which occurred during the fourth quarter of 2010; the release of uncertain tax positions primarily attributable to the closure of a tax audit; and to a decrease in unrecognized tax benefits from uncertain tax positions as a percentage of income before tax. These were offset by a jurisdictional shift of income from lower-tax non-U.S. jurisdictions to the United States.

Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective rate. As of June 30, 2011, our total cash, cash equivalents, and short-term investments were $3,703.1, of which $1,721.2 was held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We will meet our U.S. liquidity needs through ongoing cash flows generated from our U.S. operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto.

Although we file a federal consolidated tax return with EMC, we calculate our income tax provision on a stand-alone basis. Our effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.

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

Our Relationship with EMC

As of June 30, 2011, EMC owned 34,127,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.3% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.

In April 2011, we acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property, for approximately $8.0. We also entered into an operational support agreement with EMC pursuant to which we took over responsibility to operate the Mozy service on behalf of EMC. We hired more than 300 Mozy employees and, pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs, are reimbursed to us by EMC. On the consolidated statements of income, such amounts were approximately $12.2 in the second quarter of 2011 and were recorded as a reduction to the costs we incur. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services, and continues to recognize revenue from such products and services. As such, the assets acquired from EMC did not constitute a business and were accounted for as an asset purchase between entities under common control pursuant to generally accepted accounting principles. Accordingly, we included the carrying value of the transferred assets as of the date of transfer in our consolidated financial statements.

In April 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0. EMC retained the Ionix brand and will continue to offer customers the products acquired by us, pursuant to the ongoing reseller agreement between EMC and us. No contingent amounts were paid to EMC in the second quarter of 2011. In the first half of 2011, $12.5 of contingent amounts were paid to EMC in accordance with the asset purchase agreement. This amount was recorded as a reduction to the capital contribution from EMC. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further information.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles our products and services with EMC’s hardware and sells them to end-users. In the second quarter of 2011 and 2010, we recognized revenues of $14.2 and $10.4, respectively, from products and services sold pursuant to our reseller arrangement with EMC. In the first half of 2011 and 2010, we recognized revenues of $34.2 and $17.0, respectively, from products sold pursuant to our reseller arrangement with EMC. As of June 30, 2011, $63.2 of revenues from products and services sold under the reseller arrangement were included in unearned revenues.

In the second quarter of 2011 and 2010, we recognized professional services revenues of $16.4 and $12.9, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. In the first half of 2011 and 2010, we recognized professional services revenues of $30.8 and $22.0, respectively, from such contractual arrangements with EMC. As of June 30, 2011, $5.4 of revenues from professional services to EMC customers were included in unearned revenues.

In the second quarter of 2011 and 2010, we recognized revenues of $0.5 and $0.8, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. In the first half of 2011 and 2010, we recognized $1.0 and $2.2, respectively, from such contractual arrangements with EMC. As of June 30, 2011, $18.4 of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenues.

We purchased storage systems and software, as well as consulting services, from EMC for $7.5 and $2.1 in the second quarter of 2011 and 2010, respectively, and for $13.3 and $6.4 in the first half of 2011 and 2010, respectively.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, from time to time, EMC incurs certain administrative costs on our behalf in the U.S. The total cost of the services provided to us by EMC as described above was $18.0 and $14.2 in the second quarter 2011 and 2010, respectively, and $42.7 and $31.8 in the first half of 2011 and 2010, respectively.

As calculated under our tax sharing agreement with EMC, EMC paid us $141.0 and $176.4 in the second quarter and first half of 2011, respectively, resulting from our stand-alone federal taxable loss estimated for both fiscal year 2010 and the first quarter of 2011, as well as a refund of our overpayment related to fiscal year 2009. Under the tax sharing agreement, EMC paid us $2.5 for the second quarter and first half of 2010, resulting from our stand-alone federal and state taxable losses for 2008. We paid $5.1 to EMC in the second half of 2010 for our portion of EMC’s 2009 consolidated federal income taxes. No payments were made to EMC by us in the second quarter and first half of 2011 and in the second quarter of 2010. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For all periods presented the difference was not material.

In both the second quarter of 2011 and 2010, $1.0, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. In both the first half of 2011 and 2010, $1.9, respectively, of interest expense was recorded related to the note payable. Our interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements. In June 2011, we and EMC amended the note to extend its maturity date from April 16, 2012 to April 16, 2015.

As of June 30, 2011, we had $30.0 due from EMC, which consisted of $50.9 due from EMC, partially offset by $20.9 due to EMC. These amounts resulted from the related party transactions described above. In addition to the $30.0 due from EMC as of June 30, 2011, we had $95.4 of income taxes receivable due from EMC, which is included in other current assets and $15.3 of income taxes payable, which was included in accrued expenses and other, on our consolidated balance sheets. The income tax receivable is related to 2011 federal income taxes and is expected to be received from EMC in the third quarter of 2011. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

	June 30,
	2011	2010
Cash and cash equivalents	$1,791.0	$2,068.6
Short-term investments	1,912.1	711.2

Total cash, cash equivalents and short-term investments	$3,703.1	$2,779.8

Our operating activities in the second quarter and first half of 2011 and 2010, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the second quarter and first half of 2011 and 2010 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$462.8	$216.1	$940.7	$571.1
Investing activities	(411.2)	(926.9)	(779.6)	(1,103.3)
Financing activities	30.5	22.9	1.0	114.3

Net increase (decrease) in cash and cash equivalents	$82.1	$(687.9)	$162.1	$(417.9)

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

Our non-GAAP operating cash flows and free cash flows for the three months and trailing twelve months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,		For the Trailing Twelve Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$462.8	$216.1	$1,544.0	$1,054.1
Capitalized software development costs	(25.4)	(19.3)	(75.8)	(65.1)
Excess tax benefits from stock-based compensation	101.3	64.6	286.2	110.2

Non-GAAP operating cash flows	538.7	261.4	1,754.4	1,099.2
Capital expenditures	(95.2)	(29.0)	(193.8)	(97.8)

Free cash flows	$443.5	$232.4	$1,560.6	$1,001.4

Free cash flows increased by $559.2 or 56% to $1,560.6 for the trailing twelve months ended June 30, 2011, compared with $1,001.4 for the trailing twelve months ended June 30, 2010. The increase was primarily due to increased sales and related cash collections.

Historically, we have invested excess cash predominantly in money market securities that are liquid and of high quality investment grade. The fair value for money market securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. In the second quarter of 2010, we began investing in fixed income securities. As of June 30, 2011, we held a diversified portfolio of money market funds and fixed income securities, which primarily consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities.

As of June 30, 2011, our total cash, cash equivalents, and short-term investments were $3,703.1, of which $1,721.2 was held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Cash provided by operating activities increased by $246.7 to $462.8 in the second quarter of 2011, as compared with $216.1 in the second quarter of 2010. Cash provided by operating activities increased by $369.6 to $940.7 in the first half of 2011, as compared with $571.1 in the first half of 2010. The increase in both periods was the result of an increase in cash collections from customers driven by strong sales volume. In addition, in the second quarter and first half of 2011, we benefited from the collection of $141.0 and $176.4, respectively, on the income tax receivable from EMC. Under the tax sharing agreement, EMC is obligated to pay to us an amount equal to the tax benefit that EMC will realize from our loss on its consolidated tax return. The increase in cash collections and the benefit from the collection of the income tax receivable was partially offset by increases in our core operating expenses, primarily related to incremental headcount from strategic hiring and business acquisitions, as well as an increase in the excess tax benefit from stock-based compensation due to the increase in market value of our stock.

Investing Activities

Cash used in investing activities is primarily attributable to the purchase of fixed income securities, business acquisitions, capital expenditures and capitalized software development costs. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities and the sale of strategic investments.

In addition, in the second quarter of 2011, we closed an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements located adjacent to our existing Palo Alto, California campus for $225.0. We paid the seller $45.0 in the first quarter of 2011 as a good faith deposit, and in the second quarter of 2011, we paid the remaining $180.0. Based upon the respective fair values, $51.9 of the purchase price was recorded to property and equipment and the remaining $173.1 was recorded to intangible assets on the consolidated balance sheet. Refer to Note G for further information. On the consolidated statement of cash flows for the second quarter and first half of 2011, the $51.9 paid for the property is included within additions to property and equipment and the $173.1 paid for the intangible assets is separately disclosed within cash used in investing activities. In the second half of 2011, we expect to spend approximately $50.0 for design and renovation work related to the campus expansion. Our renovation of the new property will be a multi-year project with capital investment extending into future periods.

We began investing in fixed income securities during the second quarter of 2010 to achieve our objective of an appropriate investment return consistent with the preservation of principal and management of risk. Total fixed income securities of $529.0 and $1,127.8, respectively, were purchased in the second quarter and first half of 2011. In the second quarter and first half of 2010, we purchased $660.1 of fixed income securities. All purchases of fixed income securities are classified as cash outflows from investing activities. We classify these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by cash inflows of $500.9 and $869.6 in the second quarter and first half of 2011, respectively, as a result of the sales and maturities of fixed income securities. There were no sales or maturities of fixed income securities in the second quarter or first half of 2010.

In the second quarter of 2011, we sold our investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction, for $76.0.

In the second quarter and first half of 2011, we paid $189.1 and $204.1, respectively, for business acquisitions as compared with $60.6 and $167.2, respectively, paid for various business acquisitions in the second quarter and first half of 2010. Business acquisitions are an important element in our industry and we expect to continue to consider additional strategic business acquisitions in the future. Refer to Note F for further information.

In the second quarter of 2010, we paid $175.0 to EMC to acquire certain software product technology and expertise from their Ionix IT management business. The net assets and expertise acquired from EMC constituted a business and were accounted for as a business combination between entities under common control. Refer to Note N for further information.

Financing Activities

Proceeds from the issuance of our Class A common stock from the exercise of stock options were $110.5 and $106.1 in the second quarter of 2011 and 2010, respectively. Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”) were $200.7 and $215.9 in the first half of 2011 and 2010, respectively.

In the second quarter and first half of 2011, the cash inflows were partially offset by cash outflows of $132.7 and $280.4 respectively, to repurchase shares of our Class A common stock as part of our stock repurchase programs. In February 2011, a committee of our Board of Directors authorized the repurchase of up to $550.0 of our Class A common stock through the end of 2012. From time-to-time, stock repurchases may be made pursuant to the February 2011 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. In the second quarter and first half of 2010, we paid $113.2 and $144.5, respectively, to repurchase shares of our Class A common stock under the prior stock repurchase program approved in March 2010. Purchases under the March 2010 authorization were completed in March 2011.

In the second quarter and first half of 2011, we repurchased and retired 1.4 million and 3.2 million shares, respectively, of our Class A common stock at a weighted-average price of $91.60 and $88.50 per share, respectively, for an aggregate purchase price of $132.7 and $280.4, respectively, including commissions. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel that additional purchases are not warranted. As of June 30, 2011, the authorized amount remaining for repurchase was $331.1.

There were additional cash outflows of $48.7 and $34.7 in the second quarter of 2011 and 2010, respectively, and $70.6 and $45.6 in the first half of 2011 and 2010, respectively, to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $101.3 and $64.6 in the second quarter of 2011 and 2010, respectively, and $151.3 and $88.5 in the first half of 2011 and 2010, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year changes in the repurchase of shares and the excess tax benefit from stock-based compensation in the second quarter and first half of 2011 were primarily due to the increases in the market value of our stock and the number of awards exercised, sold or vested.

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

Note Payable to EMC

As of June 30, 2011, $450.0 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points.

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

See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the quarters and six months ended June 30, 2011 and 2010.

See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the quarters and six months ended June 30, 2011 and 2010.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the second quarter of 2011.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding: the potential role of our products in cloud computing and other shifts in computing infrastructures; expectations of, and our plans for, achieving future business growth; macroeconomic conditions; future product offerings; plans for future acquisitions; our view of the competitive landscape and our plans for maintaining our leadership position, funding expansion of our industry segment share and developing long term relationships with our customers; our plans for geographic expansion; our relationship with EMC; our plans for meeting product development objectives and introducing new products; our revenue outlook and mix; customer demand for our products; trends in enterprise license agreement (“ELA”) size and renewals and information technology (“IT”) spending in general; projections of, and expectations for, stock-based compensation expense; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; factors affecting our tax position; expected expenditures to improve the real estate parcel adjacent to our headquarters that we recently purchased, our plans regarding cash, cash equivalents and short-term investments held in non-U.S. accounts, our belief that the resolution of pending claims, legal proceedings and investigations will not have a material adverse effect on us and the expectation for general availability of vSphere 5 and implementation of new pricing models.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after December 15, 2011. We plan to adopt ASU 2011-05 on January 1, 2012 and will present comprehensive income in accordance with the requirements of the standard.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.

International revenues as a percentage of total revenues were 51.1% and 50.5% in the second quarter of 2011 and 2010, respectively, and 51.8% and 50.2% in the first half of 2011 and 2010, respectively. Historically, our revenue contracts were primarily denominated in U.S. Dollars. In May 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those foreign currencies in which we also invoice and collect. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.

Operating expenses were negatively impacted by $18.3 million and $24.1 million in the second quarter and first half of 2011, respectively, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same periods in the prior year.

To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, such as foreign currency forward contracts. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of June 30, 2011, we had outstanding forward contracts with a total notional value of $226.1 million. The fair value of these forward contracts was immaterial as of June 30, 2011. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts of $22.6 million as of June 30, 2011. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge. This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not enter into speculative foreign exchange contracts for trading purposes. See Note E to the consolidated financial statements for further information.

Interest Rate Risk

Fixed Income Securities

During the second quarter of 2010, we began investing in fixed income securities. Our fixed income investment portfolio is denominated in U.S. Dollars and consists of various holdings, types and maturities.

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of June 30, 2011 by $8.9 million and $17.7 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the second quarter of 2011. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes D and E to the consolidated financial statements for further information.

Note Payable to EMC

As of June 30, 2011, $450.0 million was outstanding on our consolidated balance sheet in relation to the note payable to EMC. The interest rate on the note payable was 0.85% as of June 30, 2011 and 0.84% as of June 30, 2010. In the second quarter of 2011 and 2010, $1.0 million, respectively, of interest expense was recorded in each period related to the note payable. In the first half of 2011 and 2010, $1.9 million, respectively, of interest expense was recorded in each period related to the note payable.

The note may be repaid, without penalty, at any time. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The amended agreement continues to bear an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the June 30, 2011 rate, and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

Equity Price Risk

During the second quarter of 2011, we sold our investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction. As a result, we no longer have investments in equity securities that expose us to market risk associated with publicly traded equity securities.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note K to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factors entitled “We may become involved in litigation that may adversely affect us” in Part II Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

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

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. For example, in 2010, Red Hat acquired Makara, a developer of PaaS solutions, and Citrix acquired VMLogix, a developer of lab management solutions that can be applied to cloud computing. Citrix Systems continues to work in close collaboration with Microsoft in the desktop virtualization market. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end-users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in early 2010, Oracle completed its acquisition of Sun Microsystems, which was both a hardware vendor and a provider of virtualization technology, and Microsoft and Hewlett-Packard announced a collaboration based on Microsoft’s cloud computing and virtualization platforms. In 2011, Citrix announced its acquisition of Cloud.com, which offers a PaaS cloude services solution. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues.

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

•	the sale of our products in the time frames we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the introduction of new pricing and packaging models for our product offerings;

•	the timing of the announcement or release of upgrades or new products by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	renewal rates for ELAs as original ELA terms expire;

•	the timing and amount of software development costs that are capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	the recoverability of benefits from goodwill and intangible assets and the potential impairment of these assets.

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

Over the last several years, we have introduced new product and technology initiatives that aim to leverage our virtualization infrastructure software products into the emerging areas of cloud computing and end-user computing as alternatives to the provisioning of physical computing resources. In connection with our September 2009 acquisition of SpringSource, we announced our intention to use SpringSource solutions to extend VMware’s strategy to deliver solutions in the emerging PaaS market and have since, also acquired GemFire, RabbitMQ, SlideRocket and SocialCast as part of VMware’s overall PaaS strategy. Additionally, SpringSource’s current offerings and their underlying open source technology position us in the enterprise and web application development and management markets. Our February 2010 acquisition of Zimbra extended our footprint to cloud-based email and collaboration services – a part of VMware’s strategy to extend into the emerging SaaS market. In 2010, we also announced our vCenter family of products to more fully manage virtualized and cloud environments, which may cause us to compete with other virtualization management vendors. In April 2011, we announced CloudFoundry, a VMware-operated developer cloud service and a new open source PaaS project. In the second quarter of 2011, we acquired SocialCast and SlideRocket, which provide applications directed toward the collaborative development and sharing of user-generated content within the enterprise.

These initiatives may present new and difficult technology challenges, end-users may choose not to adopt our new product or service offerings, and we may be subject to claims if customers of these offerings experience service disruptions or failures, security breaches or other quality issues. Further, the success of these new offerings depends upon the cooperation of hardware, software and cloud hosting vendors to ensure interoperability with our products and offer compatible products and services to end-users. We will also need to develop and implement appropriate go-to-market strategies and train our sales force in order to effectively market offerings in product categories in which we may have less experience than our competitors.

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

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end-users of our products which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for more than 10% of revenues in the first six months of 2011 and in fiscal year 2010, and we have experienced similar concentrations in prior periods. Our agreements with distributors are typically terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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

Three of our distributors each accounted for more than 10% of revenues in the first six months of 2011 and in fiscal year 2010, and we have experienced similar concentrations in prior periods. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 49% of our total accounts receivable as of June 30, 2011 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

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

In fiscal year 2010, approximately 80% of our license revenues were from our data center virtualization and infrastructure solutions with the balance from our other solutions. Although we are continuing to develop other applications for our virtualization technology such as our cloud computing and end-user computing products, we expect that our data center virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

•	improved products or product versions being offered by competitors in our markets;

•	competitive pricing pressures;

•	failure to release new or enhanced versions of our data center virtualization products on a timely basis, or at all;

•	technological change that we are unable to address with our data center virtualization products or that changes the way enterprises utilize our products; or

•	general economic conditions.

Also, as more and more businesses achieve the virtualization of their data centers and other IT functions, the market for our VMware vSphere product line may become saturated. If we fail to introduce compelling new features in future upgrades to our VMware vSphere product line or develop new applications for our virtualization technology, demand for VMware vSphere may decline.

Additionally, in connection with the announcement in July 2011 of our latest update to VMware vSphere, we announced a change to its pricing structure. We expect that the new pricing model, which will begin to be implemented with the general availability of VMware vSphere 5 currently expected during the third quarter of 2011, will better align with a cloud computing approach, whereby customers can align cost with actual use and value derived, rather than purely with hardware configurations and capacity. VMware vSphere 5 will continue to be licensed perpetually on a per processor basis. However, two physical constraints, core and physical RAM, will be eliminated and replaced with a single virtualization-based entitlement of virtual memory, or vRAM, which can be shared across a large pool of servers. Although we believe that our new pricing structure is better suited to changing trends in enterprise utilization of IT resources as the industry shifts to a cloud computing model, if our customers react adversely to this pricing structure change, they may consider adopting the products of our competitors, resulting in reduced demand for our data center virtualization products. Moreover, if our modeling of the impact of this change in pricing structure on payment streams from our customers proves to be inaccurate, our revenue and operating margins could be negatively affected.

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

From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to patent, commercial, product liability, employment, class action, whistleblower and other matters. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, it is possible that our business, results of operations or financial condition could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, demands or investigations.

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

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues, in the first six months of 2011 and in the fiscal year 2010. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

Revenues from customers outside the United States comprised approximately 51% of our total revenues in the first six months of 2011 and 49% in the fiscal year 2010. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

As of June 30, 2011, EMC owned 34,127,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.3% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2010 and June 30, 2011, the closing trading price of our Class A common stock was very volatile, ranging between $41.58 and $100.23 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

Intel’s and Cisco’s relationship with us and the membership on our board of individuals initially proposed by Intel and Cisco may create actual or potential conflicts of interest.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of equity securities during the quarter ended June 30, 2011:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(4)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)(3)(4)
April 1 – April 30, 2011	397,319	$85.34	397,319	$429,856,684
May 1 – May 31, 2011	576,437	93.63	488,391	384,259,501
June 1 – June 30, 2011	1,135,422	93.95	562,565	331,132,973

	2,109,178	92.24	1,448,275

(1)	Includes 660,903 shares purchased by EMC in open market transactions. In the first quarter of 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(2)	In February 2011, a committee of our Board of Directors authorized the repurchase of up to $550.0 million of VMware’s Class A common stock through the end of 2012 (the “VMware 2011 Repurchase Authorization”). Stock will be purchased pursuant to the VMware 2011 Repurchase Authorization, from time to time, in the open market or through private transactions, subject to market conditions. In the three months ended June 30, 2011, we repurchased in open market transactions and retired 1,448,275 shares of our Class A common stock at a weighted-average price of $91.58 per share for an aggregate purchase price of $132,631,137. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(3)	Represents the amounts remaining in the 2011 VMware Repurchase Authorization.

(4)	Amounts do not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.10	Amended and Restated Promissory Note between VMware, Inc. and EMC Corporation dated June 10, 2011	X

10.24	Agreement of Purchase and Sale Agreement between Roche Palo Alto LLC and VMware, Inc. dated March 16, 2011	X

10.25	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)	X

10.26	Ground Lease between 3401 Hillview LLC. And the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006, as amended October 1, 2007 and June 13, 2011

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: August 3, 2011	By:	/S/ ROBYNNE D. SISCO
Robynne D. Sisco
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.10	Amended and Restated Promissory Note between VMware, Inc. and EMC Corporation dated June 10, 2011	X

10.24	Agreement of Purchase and Sale Agreement between Roche Palo Alto LLC and VMware, Inc. dated March 16, 2011	X

10.25	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)	X

10.26	Ground Lease between 3401 Hillview LLC. And the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006, as amended October 1, 2007 and June 13, 2011

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X