Form 10-Q
period 2011-09-30
VMWARE, INC.
filed 2011-11-03
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 21, 2011, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 422,179,225, of which 122,179,225 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, VMware vSphere, VMware View, Cloud Foundry, Zimbra and SpringSource are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VMware, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Operating activities:
Net income	$177,538	$84,600	$523,508	$237,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,985	71,117	229,643	183,461
Stock-based compensation, excluding amounts capitalized	88,379	73,657	254,394	205,190
Excess tax benefits from stock-based compensation	(46,428)	(78,703)	(197,692)	(167,204)
Gain on sale of Terremark investment	—	—	(56,000)	—
Other	6,968	261	10,794	6,120
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	46,174	51,553	72,757	159,241
Other assets	(57,402)	(59,179)	(91,455)	(83,430)
Due to/from EMC, net	17,505	13,629	42,940	15,931
Accounts payable	(10,846)	(1,971)	(12,553)	4,589
Accrued expenses	(19,539)	1,631	14,672	28,527
Income taxes receivable from EMC	69,796	—	246,240	2,508
Income taxes payable	14,321	11,697	51,922	42,821
Deferred income taxes, net	10,231	(4,088)	9,273	(8,435)
Unearned revenue	152,829	32,495	365,781	140,896

Net cash provided by operating activities	523,511	196,699	1,464,224	767,774

Investing activities:
Additions to property and equipment	(54,948)	(31,137)	(177,180)	(91,245)
Purchase of leasehold interest (see Note G)	22,043	—	(151,083)	—
Capitalized software development costs	(21,139)	(7,023)	(73,998)	(48,194)
Purchases of available-for-sale securities	(955,686)	(964,655)	(2,083,491)	(1,624,706)
Sales of available-for-sale securities	231,705	124,218	608,293	124,218
Maturities of available-for-sale securities	231,738	30,894	724,707	30,894
Sale of strategic investments	—	2,648	78,513	2,648
Business acquisitions, net of cash acquired	(99,522)	(125,820)	(303,610)	(292,970)
Transfer of net assets under common control	(1,930)	—	(22,393)	(175,000)
Other investing	(3,230)	—	(30,372)	206

Net cash used in investing activities	(650,969)	(970,875)	(1,430,614)	(2,074,149)

Financing activities:
Proceeds from issuance of common stock	84,572	139,939	285,286	355,846
Repurchase of common stock	(210,527)	(141,440)	(490,916)	(285,940)
Excess tax benefits from stock-based compensation	46,428	78,703	197,692	167,204
Shares repurchased for tax withholdings on vesting of restricted stock	(34,230)	(24,533)	(104,808)	(70,116)

Net cash provided by (used in) financing activities	(113,757)	52,669	(112,746)	166,994

Net decrease in cash and cash equivalents	(241,215)	(721,507)	(79,136)	(1,139,381)
Cash and cash equivalents at beginning of the period	1,791,044	2,068,587	1,628,965	2,486,461

Cash and cash equivalents at end of the period	$1,549,829	$1,347,080	$1,549,829	$1,347,080

Non-cash items:
Changes in capital additions, accrued but not paid	$15,126	$3,252	$21,347	$5,087
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	(2,125)	—	813	—

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
License	$443,597	$343,239	$1,327,402	$979,081
Services	498,266	371,006	1,379,392	1,042,601

	941,863	714,245	2,706,794	2,021,682
Operating expenses (1):
Cost of license revenues	46,063	46,333	151,009	126,723
Cost of services revenues	106,678	80,229	304,104	226,641
Research and development	199,655	175,429	558,059	475,297
Sales and marketing	331,626	251,745	949,110	700,236
General and administrative	77,120	66,497	223,397	195,406

Operating income	180,721	94,012	521,115	297,379
Investment income	4,351	2,349	11,472	4,029
Interest expense with EMC	(915)	(1,245)	(2,846)	(3,103)
Other income (expense), net	(998)	1,629	55,806	(6,977)

Income before income taxes	183,159	96,745	585,547	291,328
Income tax provision	5,621	12,145	62,039	53,769

Net income	$177,538	$84,600	$523,508	$237,559

Net income per weighted-average share, basic for Class A and Class B	$0.42	$0.21	$1.25	$0.58
Net income per weighted-average share, diluted for Class A and Class B	$0.41	$0.20	$1.21	$0.56
Weighted-average shares, basic for Class A and Class B	422,030	411,755	420,247	408,082
Weighted-average shares, diluted for Class A and Class B	431,881	426,581	431,846	421,949
(1) Includes stock-based compensation as follows:
Cost of license revenues	$367	$395	$1,271	$1,170
Cost of services revenues	6,068	4,387	17,396	12,601
Research and development	46,663	43,124	134,621	117,292
Sales and marketing	24,763	18,102	70,550	49,601
General and administrative	10,518	7,649	30,556	24,526

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,549,829	$1,628,965
Short-term investments	2,426,870	1,694,675
Accounts receivable, net of allowance for doubtful accounts of $2,768 and $4,519	548,027	614,726
Due from EMC, net	12,489	55,481
Deferred tax asset	127,740	100,689
Other current assets	147,901	203,119

Total current assets	4,812,856	4,297,655
Property and equipment, net	516,661	419,065
Capitalized software development costs, net and other	177,420	151,945
Deferred tax asset	126,631	149,126
Intangible assets, net	426,584	210,928
Goodwill	1,760,269	1,568,600

Total assets	$7,820,421	$6,797,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,812	$58,913
Accrued expenses and other	508,149	459,813
Unearned revenues	1,468,126	1,270,426

Total current liabilities	2,034,087	1,789,152
Note payable to EMC	450,000	450,000
Unearned revenues	765,992	589,668
Deferred tax liability	4,899	30,096
Other liabilities	111,546	129,960

Total liabilities	3,366,524	2,988,876
Commitments and contingencies (see Note K)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 122,076 and 116,701 shares	1,221	1,167
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	3,096,738	2,955,971
Accumulated other comprehensive income	760	19,635
Retained earnings	1,352,178	828,670

Total stockholders’ equity	4,453,897	3,808,443

Total liabilities and stockholders’ equity	$7,820,421	$6,797,319

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

VMware was incorporated as a Delaware corporation in 1998 and continues to operate in large measure as a stand-alone company following the Company’s acquisition by EMC Corporation (“EMC”) in 2004 and following VMware’s initial public offering of VMware’s Class A common stock in August 2007. As of September 30, 2011, EMC holds 79.8% of VMware’s outstanding common stock, including 37.0 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is considered a “controlled company” under the rules of the New York Stock Exchange. VMware historically has received, and continues to receive, certain administrative services from EMC, and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as salaries and benefits, travel and rent, plus a mark-up intended to approximate third-party costs, are included in VMware’s consolidated financial statements. In addition, beginning in the three months ended June 30, 2011, VMware incurs costs to operate the Mozy service on behalf of EMC. These costs, plus a mark-up intended to approximate third-party costs, are reimbursed to VMware by EMC and recorded as a reduction to the costs VMware incurred on the consolidated statements of income.

Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC may not be considered arm’s length with an unrelated third party by nature of EMC’s majority ownership of VMware. Therefore, the financial statements included herein may not necessarily reflect the cash flows, results of operations and financial condition had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s cash flows, results of operations and financial condition will be in the future if and when VMware contracts at arm’s length with unrelated third parties for services the Company receives from and provides to EMC.

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Comprehensive income will either have to be presented in one continuous statement of comprehensive income or two separate consecutive statements. ASU 2011-05 is effective for each reporting entity’s first annual reporting period that begins after December 15, 2011. VMware plans to adopt ASU 2011-05 on January 1, 2012 and will present comprehensive income in accordance with the requirements of the standard.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for each reporting entity’s first interim and annual reporting period that begins after December 15, 2011 and should be applied prospectively. Early application is not permitted. VMware is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

B. Research and Development and Capitalized Software Development Costs

Costs related to research and development (“R&D”) are generally charged to expense as incurred. Capitalization of development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established. As the Company’s business, products and go-to-market strategy evolve, VMware continues to evaluate when technological feasibility is established. Changes in judgment as to when technological feasibility is established would likely materially impact the amount of costs capitalized compared to historical periods. For example, if the length of time between technological feasibility and general availability declines in the future, the amount of costs capitalized would likely decrease with a corresponding increase in R&D expense. In addition, VMware’s R&D expenses and amounts capitalized as software development costs may not be comparable to VMware’s peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over periods ranging from 18 to 24 months, which represent the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of revenues generated.

Unamortized software development costs were $127.0 million and $103.3 million as of September 30, 2011 and December 31, 2010, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheets.

In the three months ended September 30, 2011 and 2010, VMware capitalized $24.5 million (including $3.4 million of stock-based compensation) and $8.3 million (including $1.2 million of stock-based compensation), respectively, of costs incurred for the development of software products. In the nine months ended September 30, 2011 and 2010, VMware capitalized $86.4 million (including $12.4 million of stock-based compensation) and $54.6 million (including $8.1 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $14.4 million and $26.1 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense from capitalized amounts was $62.7 million and $71.1 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.

C. Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, other unvested restricted stock, and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of September 30, 2011, VMware had 122.1 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table sets forth the computations of basic and diluted net income per share for the three and nine months ended September 30, 2011 and 2010 (table in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$177,538	$84,600	$523,508	$237,559

Weighted-average shares, basic for Class A and Class B	422,030	411,755	420,247	408,082
Effect of dilutive securities	9,851	14,826	11,599	13,867

Weighted-average shares, diluted for Class A and Class B	431,881	426,581	431,846	421,949

Net income per weighted-average share, basic for Class A and Class B	$0.42	$0.21	$1.25	$0.58
Net income per weighted-average share, diluted for Class A and Class B	$0.41	$0.20	$1.21	$0.56

For the three months ended September 30, 2011 and 2010, stock options to purchase 0.8 million and 1.6 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, stock options to purchase 0.9 million and 3.3 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For all periods presented, the shares of restricted stock excluded from the diluted earnings per share calculations were not material.

D. Investments

Investments as of September 30, 2011 and December 31, 2010 consisted of the following (tables in thousands):

	September 30, 2011
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. government and agency obligations	$479,692	$2,344	$(71)	$481,965
U.S. and foreign corporate debt securities	1,055,944	910	(2,374)	1,054,480
Foreign governments and multi-national agency obligations	70,104	54	(84)	70,074
Municipal obligations	730,500	1,333	(478)	731,355
Asset-backed securities	29,413	9	(10)	29,412
Mortgage-backed securities	59,944	37	(397)	59,584

Total investments	$2,425,597	$4,687	$(3,414)	$2,426,870

	December 31, 2010
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. government and agency obligations	$379,288	$326	$(310)	$379,304
U.S. and foreign corporate debt securities	522,677	724	(286)	523,115
Foreign governments and multi-national agency obligations	63,101	72	(13)	63,160
Municipal obligations	660,138	111	(762)	659,487
Asset-backed securities	17,800	9	—	17,809

Total fixed income securities	1,643,004	1,242	(1,371)	1,642,875
Equity securities	20,000	31,800	—	51,800

Total investments	$1,663,004	$33,042	$(1,371)	$1,694,675

During the nine months ended September 30, 2011, a realized gain of $56.0 million was recorded in other income (expense), net on the consolidated income statement for the sale of VMware’s investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction. All other realized gains and realized losses on investments were not material for the three and nine months ended September 30, 2011 and 2010.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of September 30, 2011 and December 31, 2010, VMware had no investments that were in a continuous material unrealized loss position for twelve months or greater. Unrealized losses on investments as of September 30, 2011, and December 31, 2010, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in thousands):

	September 30, 2011		December 31, 2010
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	$108,221	$(71)	$109,932	$(310)
U.S. and foreign corporate debt securities	564,859	(2,374)	149,831	(286)
Foreign governments and multi-national agency obligations	26,375	(84)	26,415	(13)
Municipal obligations	312,633	(478)	412,882	(762)
Asset-backed securities	7,051	(10)	—	—
Mortgage-backed securities	46,134	(397)	—	—

Total	$1,065,273	$(3,414)	$699,060	$(1,371)

VMware evaluated its investments as of September 30, 2011 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.

Contractual Maturities

The contractual maturities of investments held at September 30, 2011 consisted of the following (table in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,143,021	$1,143,097
Due after 1 year through 5 years	1,203,990	1,205,526
Due after 5 years	78,586	78,247

Total investments	$2,425,597	$2,426,870

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheet, that were required to be measured at fair value as of September 30, 2011 and December 31, 2010 (tables in thousands):

	September 30, 2011
	Level 1	Level 2	Total
Money-market funds	$1,086,996	$—	$1,086,996
U.S. government and agency obligations	186,330	300,635	486,965
U.S. and foreign corporate debt securities	—	1,133,962	1,133,962
Foreign governments and multi-national agency obligations	—	74,788	74,788
Municipal obligations	—	739,057	739,057
Asset-backed securities	—	29,412	29,412
Mortgage-backed securities	—	59,584	59,584

Total cash equivalents and investments	$1,273,326	$2,337,438	$3,610,764

	December 31, 2010
	Level 1	Level 2	Total
Money-market funds	$1,436,319	$—	$1,436,319
U.S. government and agency obligations	66,762	312,543	379,305
U.S. and foreign corporate debt securities	—	537,544	537,544
Foreign governments and multi-national agency obligations	—	63,161	63,161
Municipal obligations	—	659,487	659,487
Asset-backed securities	—	55,749	55,749
Equity securities	51,800	—	51,800

Total cash equivalents and investments	$1,554,881	$1,628,484	$3,183,365

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

VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of September 30, 2011, VMware had outstanding forward contracts with a total notional value of $147.4 million. The fair value of these forward contracts was immaterial as of September 30, 2011 and therefore excluded from the table above. The fair value was measured under Level 2 sources as discussed above.

F. Business Combinations, Intangible Assets, Net and Goodwill

Business Combinations

The results of operations of the acquired businesses mentioned below have been included in VMware’s consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired businesses were not material to VMware’s consolidated results of operations in the three and nine months ended September 30, 2011 and 2010.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In the nine months ended September 30, 2011, VMware acquired six companies. The aggregate consideration for these acquisitions was $304.2 million, net of cash acquired, and includes cash of $303.6 million and the fair value of equity awards assumed attributed to pre-combination services of $0.6 million. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired in the nine months ended September 30, 2011 (table in thousands):

Other current assets	$4,856
Intangible assets	104,500
Goodwill	188,395
Deferred tax assets	48,851
Other assets	100

Total tangible and intangible assets acquired	346,702
Unearned revenues	(8,243)
Deferred tax liabilities	(25,498)
Accrued liabilities and other	(8,717)

Total liabilities assumed	(42,458)

Fair value of tangible and intangible assets acquired and liabilities assumed	$304,244

Intangible Assets, Net

The following table summarizes the fair value of the intangible assets acquired by VMware through both business combinations and asset purchases in the nine months ended September 30, 2011 (table in thousands):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	5.9	$95,200
Customer relationships and customer lists	6.6	21,600

Total intangible assets, net, excluding goodwill		$116,800

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2011 consisted of the following (table in thousands):

Balance, January 1, 2011	$1,568,600
Increase in goodwill related to business combinations	188,395
Deferred tax adjustments to purchase price allocations on previous acquisitions	3,896
Other adjustments to purchase price allocations on previous acquisitions	(622)

Balance, September 30, 2011	$1,760,269

G. Property and Equipment, Net

Property and equipment, net, as of September 30, 2011 and December 31, 2010 consisted of the following (table in thousands):

	September 30, 2011	December 31, 2010
Equipment and software	$499,664	$438,384
Buildings and improvements	292,278	270,786
Furniture and fixtures	57,740	52,613
Construction in progress	104,026	3,082

Total property and equipment	953,708	764,865
Accumulated depreciation	(437,047)	(345,800)

Total property and equipment, net	$516,661	$419,065

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Depreciation expense was $31.7 million and $29.0 million in the three months ended September 30, 2011 and 2010, respectively, and $93.7 million and $82.7 million in the nine months ended September 30, 2011 and 2010, respectively.

In the three months ended June 30, 2011, VMware closed an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware’s Palo Alto, California campus for $225.0 million. VMware paid the seller $45.0 million in the three months ended March 31, 2011 as a good faith deposit and in the three months ended June 30, 2011, VMware paid the remaining $180.0 million. Based upon the respective fair values and preliminary assumptions, $51.9 million of the purchase price was recorded to property and equipment, net on the June 30, 2011 consolidated balance sheet representing the estimated fair value of the buildings and site improvements. The remaining $173.1 million of the purchase price was recorded to intangible assets, net on the June 30, 2011 consolidated balance sheet for the fair value of the ground lease and the right to develop additional square footage on the parcel.

In the three months ended September 30, 2011, the gross amount classified to property and equipment, net was increased by $22.0 million to $73.9 million to reflect the final assumptions regarding VMware’s intended use of the existing structures. As a result of this adjustment, the gross amount of the value attributed to the leasehold interest was decreased by the same amount. The $22.0 million adjustment is reflected on the consolidated statement of cash flows for the three months ended September 30, 2011. For the nine months ended September 30, 2011, the final value of $73.9 million paid and attributed to the property is included within additions to property and equipment and the $151.1 million paid and attributed to the intangible assets is separately disclosed within cash used in investing activities on the consolidated statement of cash flows.

As of September 30, 2011, $62.9 million of the buildings and site improvements were classified in construction in progress as the buildings had not yet been placed into service.

Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the new property with the Board of Trustees of the Leland Stanford Junior University (“Stanford”), the lessor of both the new property and VMware’s existing campus. VMware will possess the title to the interest and buildings during the duration of the lease. Upon termination of the lease, all title will revert to Stanford. The $73.9 million of buildings and site improvements will be depreciated from the date they are placed into service through the term of the amended and restated ground lease. The $151.1 million of intangible assets will amortize through 2046. At the closing, VMware also entered into an amendment to the ground lease for its existing campus so that the terms of both leases will be 34 years and 11 months from the closing of the purchase agreement.

Annual rent payments to Stanford for the new property will initially be approximately $6.8 million, and will increase by 3% annually. VMware is also responsible for paying all taxes, insurance and other expenses necessary to operate the parcel. Additional rent of approximately $1.1 million per year will become payable in connection with the effectiveness of a right to construct further improvements on the parcel, which is currently expected to begin no earlier than January 1, 2014. Such additional rent would subsequently increase by 2% annually.

H. Accrued Expenses and Other

Accrued expenses and other as of September 30, 2011 and December 31, 2010 consisted of the following (table in thousands):

	September 30, 2011	December 31, 2010
Salaries, commissions, bonuses, and benefits	$202,478	$242,180
Accrued partner liabilities	113,435	94,676
Other	192,236	122,957

Total	$508,149	$459,813

Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.

I. Note Payable to EMC

In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, with interest payable quarterly in arrears and originally due April 2012, of which $450.0 million remained outstanding as of September 30, 2011. In June 2011, VMware and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points. For the three months ended September 30, 2011 and 2010, $0.9 million and $1.2 million, respectively, of interest expense were recorded related to the note payable. For the nine months ended September 30, 2011 and 2010, $2.8 million and $3.1 million, respectively, of interest expense was recorded related to the note payable. The note may be repaid prior to the maturity date without penalty. No repayments of principal were made during the three months ended September 30, 2011.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

VMware’s effective income tax rate was 3.1% and 12.6% for the three months ended September 30, 2011 and 2010, respectively. The effective income tax rate was 10.6% and 18.5% for the nine months ended September 30, 2011 and 2010, respectively. The lower effective rate for the three months ended September 30, 2011, compared with the three months ended September 30, 2010, was primarily attributable to the reenactment of the U.S. federal R&D tax credit which occurred during the three months ended December 31, 2010, a change in estimate in the U.S. federal research tax credit calculation, and a change in estimates in the allocation of expenses from U.S. to international jurisdictions. As a result of the changes in estimates, VMware recognized a favorable tax benefit in the three months ended September 30, 2011, of $16.7 million upon the finalization of the 2010 tax returns and a favorable tax benefit of $7.5 million related to the first half of 2011. These changes in estimates increased both basic and diluted earnings per share by $0.06 from what would otherwise have been reported in the third quarter of 2011. The impact was not material to the nine months ended September 30, 2011. The lower effective rate for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, included the items discussed above, as well as a release in uncertain tax benefits due to closure of a tax audit during the three months ended June 30, 2011.

VMware’s rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. VMware’s international income is primarily earned by VMware’s subsidiaries in Ireland. Management does not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on VMware’s effective tax rate. As of September 30, 2011, VMware’s total cash, cash equivalents, and short-term investments were $4.0 billion, of which $1.9 billion were held outside the U.S. If these overseas funds are needed for its operations in the U.S., VMware would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, VMware’s intent is to indefinitely reinvest its non-U.S. earnings in its foreign operations and VMware’s current plans do not demonstrate a need to repatriate them to fund its U.S. operations. VMware will meet its U.S. liquidity needs through ongoing cash flows generated from its U.S. operations, external borrowings, or both. VMware utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware’s foreign operations and no provision for U.S. taxes has been provided with respect thereto.

As of September 30, 2011, VMware had $82.8 million of gross unrecognized tax benefits, which excludes $5.5 million of offsetting tax benefits not recognized on the consolidated balance sheets. VMware’s net unrecognized tax benefits of $84.8 million as of September 30, 2011, if recognized, would benefit VMware’s effective income tax rate. The $84.8 million of net unrecognized tax benefits was classified as a non-current liability on the consolidated balance sheet. It is reasonably possible that within the next 12 months various statutes of limitations will lapse and audits will be resolved, which could potentially reduce total unrecognized tax benefits by between approximately $4 million and $6 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. During the three months ended June 30, 2011, due to the closure of a tax audit, approximately $20.8 million of uncertain tax benefits were released, partially offset by approximately $12.1 million in tax payments due to audit results.

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $0.3 million in interest and penalties for the three months ended September 30, 2011 and has accrued $5.7 million of interest and penalties as of September 30, 2011, associated with the net unrecognized tax benefits. These amounts are included as components of the $84.8 million of net unrecognized tax benefits as of September 30, 2011.

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

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Operating Lease Commitments

VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at September 30, 2011 were as follows (table in thousands):

2011	$12,442
2012	44,767
2013	39,353
2014	33,026
2015	26,076
Thereafter	569,971

Total minimum lease payments	$725,635

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

In the three months ended September 30, 2011, VMware repurchased and retired 2.4 million shares of its Class A common stock at a weighted-average price of $88.81 per share for an aggregate purchase price of $210.5 million, including commissions. In the nine months ended September 30, 2011, VMware repurchased and retired 5.5 million shares of its Class A common stock at a weighted-average price of $88.63 per share for an aggregate purchase price of $490.9 million, including commissions. The amount of repurchased shares was classified as a reduction to additional paid-in capital. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. As of September 30, 2011, the authorized amount remaining for repurchase was $120.6 million.

VMware Restricted Stock

VMware restricted stock primarily consists of restricted stock units granted to employees and also includes restricted stock awards and other restricted stock. The following table summarizes restricted stock activity since January 1, 2011 (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2011	9,752	$54.17
Granted	4,255	91.42
Vested	(3,416)	45.04
Forfeited	(661)	61.40

Outstanding, September 30, 2011	9,930	72.79

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The total fair value of VMware restricted stock-based awards that vested in the nine months ended September 30, 2011 was $153.9 million. As of September 30, 2011, restricted stock unit awards and other restricted stock representing 9.9 million shares of VMware were outstanding, with an aggregate intrinsic value of $798.2 million based on the closing price as of September 30, 2011. Shares underlying restricted stock unit awards are not issued until the restricted stock units vest. These shares are scheduled to vest through 2015.

VMware Employee Stock Purchase Plan

The following table summarizes Employee Stock Purchase Plan (the “ESPP”) activity in the three and nine months ended September 30, 2011 and 2010 (table in thousands, except per share amounts):

	Purchase Period Ended July 31,		Purchase Period Ended January 31,
	2011	2010	2011	2010
Cash proceeds	$30,151	$22,335	$26,813	$22,832
Class A common shares purchased	409	576	407	934
Weighted-average price per share	$73.70	$38.74	$65.90	$24.45

As of September 30, 2011, $18.4 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in January 2012.

VMware Shares Repurchased for Tax Withholdings

In each of the three months ended September 30, 2011 and 2010, VMware repurchased or withheld and retired 0.3 million shares of Class A common stock, for $32.1 million and $27.0 million, respectively, to cover tax withholding obligations. In each of the nine months ended September 30, 2011 and 2010, VMware repurchased or withheld and retired 1.1 million shares of Class A common stock, for $105.6 million and $72.6 million, respectively. These amounts differ from the amounts of cash remitted for tax withholding obligations on the consolidated statement of cash flows, due to timing of payments. Pursuant to the respective award agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital as of September 30, 2011 and December 31, 2010, respectively.

M. Comprehensive Income

The following table sets forth the components of comprehensive income for the three and nine months ended September 30, 2011 and 2010, respectively (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$177,538	$84,600	$523,508	$237,559
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(798), $4,195, $282 and $5,699	(1,198)	6,858	423	9,299
Reclassification of (gains) losses on available-for-sale securities recognized during the period, net of taxes of $(194), $3, $(12,866) and $3	(290)	8	(19,298)	8

Total other comprehensive income	(1,488)	6,866	(18,875)	9,307

Total comprehensive income, net of taxes	$176,050	$91,466	$504,633	$246,866

In each period presented on VMware’s consolidated balance sheets, accumulated other comprehensive income consisted of unrealized gains and losses on available-for-sale securities, net of taxes.

In the nine months ended September 30, 2011, VMware realized a gross gain of $56.0 million from the sale of its investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction. The gain was recorded to other income (expense), net on the consolidated statements of income.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

N. Related Party Transactions

In April 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property, for approximately $8.0 million. VMware also entered into an operational support agreement with EMC pursuant to which VMware took over responsibility to operate the Mozy service on behalf of EMC. VMware hired more than 300 Mozy employees and, pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs, are reimbursed to VMware by EMC. On the consolidated statements of income, such amounts were approximately $13.1 million and $25.3 million, respectively, in the three and nine months ended September 30, 2011 and were recorded as a reduction to the costs VMware incurred. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services, and continues to recognize revenue from such products and services. As such, the assets acquired from EMC did not constitute a business and were accounted for as an asset purchase between entities under common control pursuant to generally accepted accounting principles. Accordingly, VMware included the carrying value of the transferred assets as of the date of transfer in its consolidated financial statements.

In April 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. In the three and nine months ended September 30, 2011, $1.9 million and $14.4 million, respectively, of contingent amounts were paid to EMC in accordance with the asset purchase agreement. These payments were recorded as a reduction to the capital contribution from EMC. As of September 30, 2011, all contingent payments under the agreement had been made. See VMware’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further information.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end-users. In the three months ended September 30, 2011 and 2010, VMware recognized revenues of $16.7 million and $8.0 million, respectively, from products and services sold pursuant to VMware’s reseller arrangement with EMC. In the nine months ended September 30, 2011 and 2010, VMware recognized revenues of $50.9 million and $25.0 million, respectively, from products sold pursuant to VMware’s reseller arrangement with EMC. As of September 30, 2011, $58.6 million of revenues from products and services sold under the reseller arrangement were included in unearned revenues.

In the three months ended September 30, 2011 and 2010, VMware recognized professional services revenues of $13.2 million and $16.6 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. In the nine months ended September 30, 2011 and 2010, VMware recognized professional services revenues of $44.0 million and $38.6 million, respectively, from such contractual arrangements with EMC. As of September 30, 2011, $4.8 million of revenues from professional services to EMC customers were included in unearned revenues.

In the three months ended September 30, 2011 and 2010, VMware recognized revenues of $1.0 million and $2.5 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. In the nine months ended September 30, 2011 and 2010, VMware recognized $2.0 million and $4.8 million, respectively, from such contractual arrangements with EMC. As of September 30, 2011, $18.0 million of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenues.

VMware purchased storage systems and software, as well as consulting services, from EMC for $3.8 million and $6.7 million in the three months ended September 30, 2011 and 2010, respectively, and for $17.2 million and $13.2 million in the nine months ended September 30, 2011 and 2010, respectively.

In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware’s personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, from time to time, EMC incurs certain administrative costs on VMware’s behalf in the U.S. The total cost of the services provided to VMware by EMC as described above was $21.1 million and $18.0 million in the three months ended September 30, 2011 and 2010, respectively, and $63.8 million and $49.8 million in the nine months ended September 30, 2011 and 2010, respectively.

As calculated under VMware’s tax sharing agreement with EMC, EMC paid VMware $100.0 million and $276.4 million in the three and nine months ended September 30, 2011, respectively, resulting from VMware’s stand-alone federal taxable loss estimated for both fiscal year 2010 and the six months ended June 30, 2011, as well as a refund of VMware’s overpayment related to fiscal year 2009. Under the tax sharing agreement, EMC paid VMware $2.5 million for the nine months ended September 30, 2010, resulting from VMware’s stand-alone federal and state taxable losses for 2008. No payments were made by EMC to VMware during the three months ended September 30, 2010. VMware paid $5.1 million to EMC in the nine months ended September 30, 2010 for VMware’s portion of EMC’s 2009 consolidated federal income taxes. No payments were made to EMC by VMware in the three and nine months ended September 30, 2011 and in the three months ended September 30, 2010. The amounts that VMware pays to and receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe or receive on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For all periods presented the difference was not material.

VMware, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In the three months ended September 30, 2011 and 2010, $0.9 million and $1.2 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. In the nine months ended September 30, 2011 and 2010, $2.8 million and $3.1 million, respectively, of interest expense were recorded related to the note payable. VMware’s interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements. In June 2011, VMware and EMC amended the note to extend its maturity date from April 16, 2012 to April 16, 2015.

As of September 30, 2011, VMware had $12.5 million net due from EMC, which consisted of $42.0 million due from EMC, partially offset by $29.5 million due to EMC. These amounts resulted from the related party transactions described above. In addition to the $12.5 million due from EMC as of September 30, 2011, VMware had $38.8 million of income taxes receivable due from EMC, which is included in other current assets and $12.1 million of income taxes payable, which was included in accrued expenses and other, on VMware’s consolidated balance sheets. The income tax receivable is related to 2011 and 2010 federal income taxes and is expected to be received from EMC in the fourth quarter of 2011. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

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

Revenues by geographic area for the three and nine months ended September 30, 2011 and 2010 were as follows (table in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$443,413	$362,350	$1,293,290	$1,013,265
International	498,450	351,895	1,413,504	1,008,417

Total	$941,863	$714,245	$2,706,794	$2,021,682

No country other than the United States had material revenues for the three and nine months ended September 30, 2011 or 2010.

Long-lived assets by geographic area, which primarily include property and equipment, net, as of September 30, 2011 and December 31, 2010 were as follows (table in thousands):

	September 30, 2011	December 31, 2010
United States	$409,644	$306,182
International	48,128	43,363

Total	$457,772	$349,545

No country other than the United States accounted for 10% or more of these assets at September 30, 2011 or December 31, 2010, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar amounts expressed as numbers in this MD&A (except share and per share amounts) are in millions.

Overview

Our primary source of revenues is the licensing of virtualization and cloud infrastructure solutions and related support and services for use by businesses and organizations of all sizes and across numerous industries in their information technology (“IT”) infrastructure. Our virtualization solutions reflect a pioneering approach to computing that separates application software from the underlying hardware to achieve significant improvements in efficiency, agility, availability, flexibility and manageability. Our broad and proven suite of virtualization solutions addresses a range of complex IT problems that include cost and operational inefficiencies, facilitating access to “cloud computing” capacity, business continuity, software lifecycle management and corporate end-user computing device management. Our solutions run on industry-standard servers and desktop computers and support a wide range of operating system and application environments, as well as networking and storage infrastructures. Our solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending. The benefits to our customers include substantially lower IT costs, cost-effective high availability across a wide range of applications, and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. With our platform, VMware vSphere, we are helping companies along the path of cloud computing by providing compatible IT infrastructures for both businesses and cloud service providers.

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

Our current financial focus is on long-term revenue growth to generate free cash flows1 to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction of VMware vSphere and VMware View 4 in 2009, we have introduced more products that build on the vSphere foundation, including in the third quarter of 2011, VMware vSphere 5 and a comprehensive suite of cloud infrastructure technologies, as well as VMware View 5. We plan to continue to introduce additional products in the future. Additionally, we have made, and expect to continue to make, acquisitions designed to strengthen our product offerings and/or extend our strategy to deliver solutions that can be hosted at customer data centers or at service providers.

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

We have developed a multi-channel distribution model to expand our global presence and to reach various segments of the industry. In the third quarter and first nine months of 2011, we derived over 85% of our sales from our channel partners, which include distributors, resellers, system vendors and systems integrators. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user customer. Our sales force works collaboratively with our channel partners to introduce them to customers and new sales opportunities. As we expand geographically, we expect to continue to add additional channel partners. The remainder of our sales is primarily derived from purchases made directly by end-user customers.

Our customers continue to adopt our product platform as a strategic investment that improves efficiency and flexibility for their business and enables substantial cost savings. While the overall macroeconomic environment had shown improvement since early 2010, growing uncertainty in global macroeconomic conditions may impact IT spending and demand for our products and services in 2012. We expect to continue to manage our resources prudently, while making key investments in support of our long-term growth objectives.

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

We have recently begun to base pricing for some of our products on virtual, rather than purely physical, entitlements, while continuing to license such products on a perpetual basis. We believe that this new pricing model better aligns with the shift to virtual and cloud-based IT environments by enabling customers to align cost with actual use and value derived, rather than purely with hardware configurations and capacity. Effective in September 2010, we began pricing certain of our management solutions on a per-virtual-machine basis. In the third quarter of 2011, we revised the pricing model for VMware vSphere 5 effective with its general availability. VMware vSphere 5 will continue to be licensed perpetually on a per processor basis. However, two physical constraints, core and physical RAM, will be eliminated and replaced with a single virtualization-based entitlement of virtual memory, or vRAM, which can be shared across a large pool of servers.

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

Results of Operations

Revenues

Our revenues in the third quarter and first nine months of 2011 and 2010 were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Revenues:
License	$443.6	$343.2	29%	$1,327.4	$979.1	36%
Services:
Software maintenance	426.8	314.1	36	1,176.9	871.8	35
Professional services	71.5	56.9	26	202.5	170.8	19

Total services	498.3	371.0	34	1,379.4	1,042.6	32

	$941.9	$714.2	32	$2,706.8	$2,021.7	34

Revenues:
United States	$443.4	$362.3	22%	$1,293.3	$1,013.3	28%
International	498.5	351.9	42	1,413.5	1,008.4	40

	$941.9	$714.2	32	$2,706.8	$2,021.7	34

Total revenues increased by $227.6 or 32% to $941.9 in the third quarter of 2011 from $714.2 in the third quarter of 2010. Total revenues increased by $685.1 or 34% to $2,706.8 in the first nine months of 2011 from $2,021.7 in the first nine months of 2010. The revenue mix in the third quarter and first nine months of 2011 reflected increases in both license revenues and services revenues as compared with the third quarter and first nine months of 2010.

License Revenues

Software license revenues increased by $100.4 or 29% to $443.6 in the third quarter of 2011 from $343.2 in the third quarter of 2010. Software license revenues increased by $348.3 or 36% to $1,327.4 in the first nine months of 2011 from $979.1 in the first nine months of 2010. License revenues increased in the third quarter and first nine months of 2011 primarily due to strong global demand for vSphere.

In the third quarter and first nine months of 2011, we observed an increase in the volume of our ELAs as compared with the respective periods in 2010 due to growing customer interest, as well as strong renewals from existing ELA customers. We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly by us and through certain channel partners. ELAs are a core component of our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application platform products, our end-user computing products, and virtualization and cloud management products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately and the remainder is deferred and primarily recognized as software maintenance revenues in future periods. In addition, ELAs typically include an initial maintenance period that is longer than other types of license sales.

Services Revenues

Services revenues increased by $127.3 or 34% to $498.3 in the third quarter of September 30, 2011 from $371.0 in the third quarter of 2010. Services revenues increased by $336.8 or 32% to $1,379.4 in the first nine months of 2011 from $1,042.6 in the first nine months of 2010. The increase in services revenues during the third quarter and first nine months of 2011 was primarily attributable to growth in our software maintenance revenues.

Software maintenance revenues increased by $112.6 or 36% to $426.8 in the third quarter of 2011 from $314.1 in the third quarter of 2010. Software maintenance revenues increased by $305.1 or 35% to $1,176.9 in the first nine months of 2011 from $871.8 in the first nine months of 2010. In the third quarter and first nine months of 2011, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In the third quarter and first nine months of 2011, customers continued to buy, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.

Professional services revenues increased by $14.6 or 26% to $71.5 in the third quarter of 2011 from $56.9 in the third quarter of 2010. Professional services revenues increased by $31.7 or 19% to $202.5 in the first nine months of 2011 from $170.8 in the first nine months of 2010. Professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services, including consulting and customer training. As we continue to invest in our partners and expand our eco-system of third-party professionals with expertise in our solutions to independently provide professional services to our customers, we do not expect our professional services revenues to constitute an increasing component of our revenue mix. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.

Revenue Growth in Constant Currency

We have invoiced and collected in the Euro, the British Pound, the Japanese Yen, and the Australian Dollar in their respective regions since May 2009. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since all of our entities operate with the U.S. Dollar as their functional currency, unearned revenues for orders booked in currencies other than U.S. Dollars are converted into U.S. Dollars at the exchange rate in effect for the month in which each order is booked. We calculate constant currency on license revenues recognized during the current period that were originally booked in currencies other than U.S. Dollars by comparing the exchange rates at which the revenue was recognized against the exchange rate that was used in the comparable period. We do not calculate constant currency on services revenues, which include software maintenance revenues and professional services revenues.

In the third quarter of 2011, the year-over-year growth in license revenues measured on a constant currency basis was 25% compared with 29% as reported, and was 34% compared with 36% as reported year-over-year in the first nine months of 2011. The year-over-year growth in total revenues in the third quarter of 2011 measured on a constant currency basis was 30% compared with 32% as reported, and was 33% compared with 34% as reported year-over-year in the first nine months of 2011.

Unearned Revenues

Our unearned revenues as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Unearned license revenues	$269.6	$267.1
Unearned software maintenance revenues	1,804.6	1,461.3
Unearned professional services revenues	159.9	131.7

Total unearned revenues	$2,234.1	$1,860.1

The complexity of our unearned revenues has increased over time as a result of acquisitions, an expanded product portfolio and a broader range of pricing and packaging alternatives. As of September 30, 2011, total unearned revenues increased by $374.0 or 20% to $2,234.1 from $1,860.1 at December 31, 2010. This increase was primarily due to growth in unearned software maintenance revenues, attributable to our growing base of maintenance contracts. Unearned software maintenance revenues are recognized ratably over terms from one to five years with a weighted-average remaining term at September 30, 2011 of approximately 1.8 years. Unearned license revenues are recognized either ratably or upon the delivery of existing products, future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions, generally as a strategy to build awareness of our emerging products. To the extent promotional products have not been delivered and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered. We believe our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.

Operating Expenses

Information about our operating expenses in the third quarter and first nine months of 2011 and 2010 is as follows:

	For the Three Months Ended September 30, 2011
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenues	$18.5	$0.4	$14.4	$12.8	$46.1
Cost of services revenues	99.0	6.1	—	1.6	106.7
Research and development	170.9	46.7	(21.1)	3.2	199.7
Sales and marketing	302.6	24.8	—	4.2	331.6
General and administrative	65.4	10.4	—	1.2	77.0

Total operating expenses	$656.4	$88.4	$(6.7)	$23.0	$761.1

Operating income					$180.7
Operating margin					19.2%

	For the Three Months Ended September 30, 2010
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenues	$13.1	$0.4	$26.1	$6.7	$46.3
Cost of services revenues	74.0	4.4	—	1.8	80.2
Research and development	135.6	43.1	(7.0)	3.7	175.4
Sales and marketing	230.5	18.1	—	3.1	251.7
General and administrative	57.0	7.7	—	1.9	66.6

Total operating expenses	$510.2	$73.7	$19.1	$17.2	$620.2

Operating income					$94.0
Operating margin					13.2%

	For the Nine Months Ended September 30, 2011
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenues	$54.1	$1.2	$62.7	$33.0	$151.0
Cost of services revenues	281.8	17.4	—	4.9	304.1
Research and development	486.8	134.6	(74.0)	10.7	558.1
Sales and marketing	866.5	70.6	—	12.0	949.1
General and administrative	189.3	30.6	—	3.5	223.4

Total operating expenses	$1,878.5	$254.4	$(11.3)	$64.1	$2,185.7

Operating income					$521.1
Operating margin					19.3%

	For the Nine Months Ended September 30, 2010
	Core Operating Expenses (1)	Stock- Based Compen- sation	Capitalized Software Development Costs, net	Other Expenses	Total Operating Expenses
Cost of license revenues	$39.0	$1.2	$71.1	$15.4	$126.7
Cost of services revenues	210.3	12.6	—	3.7	226.6
Research and development	395.3	117.3	(44.8)	7.5	475.3
Sales and marketing	645.4	49.6	—	5.2	700.2
General and administrative	166.2	24.5	—	4.8	195.5

Total operating expenses	$1,456.2	$205.2	$26.3	$36.6	$1,724.3

Operating income					$297.4
Operating margin					14.7%

(1)	Core operating expenses is a non-GAAP financial measure that excludes stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses from our total operating expenses calculated in accordance with GAAP. The other expenses excluded are employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. See “Non-GAAP Financial Measures” for further information.

Operating margins increased from 13.2% in the third quarter of 2010 to 19.2% in the third quarter of 2011. Operating margins increased from 14.7% in the first nine months of 2010 to 19.3% in the first nine months of 2011. The increase in our operating margin in the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 primarily relates to the increase in our revenues, which outpaced the increase in our expenses. In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above.

Core Operating Expenses

The following discussion of our core operating expenses and the components comprising our core operating expenses highlights the factors that we focus on when evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses, which consist of employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items.

Core operating expenses increased by $146.3 or 29% in the third quarter of 2011 compared with the third quarter of 2010. Core operating expenses increased by $422.3 or 29% in the first nine months of 2011 compared with the first nine months of 2010. As quantified below, these increases were primarily due to increases in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training. The increase in employee-related expenses was largely a result of incremental headcount from strategic hiring, business growth and business acquisitions.

A portion of our core operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Core operating expenses were negatively impacted by $21.5 and $45.6, respectively, in the third quarter and first nine months of 2011 as compared with the third quarter and first nine months of 2010, due to the effect of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies.

Cost of License Revenues

Core operating expenses in cost of license revenues increased by $5.4 or 41% in the third quarter of 2011 compared with the third quarter of 2010, and by $15.0 or 39% in the first nine months of 2011 as compared to the first nine months of 2010. The increases were primarily due to increases of $2.4 and $8.2 in the third quarter and first nine months of 2011, respectively, in royalty and licensing costs for technology licensed from third-party providers that is used in our products and also other costs incurred in connection with our license sales. Additionally, cost of license revenues increased by $1.8 and $3.9 in the third quarter and first nine months of 2011, respectively, due to IT development costs.

Cost of Services Revenues

Core operating expenses in cost of services revenues increased by $25.1 or 34% in the third quarter of 2011 compared with the third quarter of 2010, and by $71.5 or 34% in the first nine months of 2011 compared with the first nine months of 2010. The increases were primarily due to growth in employee-related expenses of $11.7 and $34.9 in the third quarter and first nine months of 2011, respectively, which was largely driven by incremental growth in headcount, as well as an increase in expenses of $4.1 and $12.8 for IT development costs. Fluctuations in the exchange rate between the U.S. Dollar and foreign currencies also contributed $4.1 and $8.9, respectively, to the overall increase in costs of services revenues. Additionally, our third-party professional services costs increased by $3.9 and $10.3, respectively, to provide technical support and professional services primarily in connection with increased services revenues.

Research and Development Expenses

Core operating expenses for R&D increased by $35.3 or 26% in the third quarter of 2011 compared with the third quarter of 2010, and by $91.5 or 23% in the first nine months of 2011 compared with the first nine months of 2010. The increases were primarily due to growth in employee-related expenses of $25.0 and $66.3 in the third quarter and first nine months of 2011, respectively, which were primarily driven by incremental growth in headcount from strategic hiring and business acquisitions.

Sales and Marketing Expenses

Core operating expenses for sales and marketing increased by $72.2 or 31% in the third quarter of 2011 compared with the third quarter of 2010, and by $221.1 or 34% in the first nine months of 2011 compared with the first nine months of 2010. The increases were primarily due to growth in employee-related expenses of $43.1 and $128.0 in the third quarter and first nine months of 2011, respectively, driven by incremental growth in headcount. The negative impact of $13.0 and $28.0, respectively, from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies further contributed to the increases. Additionally, the costs of marketing programs increased by $6.9 and $26.0, respectively, in support of our expanding markets and sales efforts.

General and Administrative Expenses

Core operating expenses for general and administrative increased by $8.4 or 15% in the third quarter of 2011 compared with the third quarter of 2010, and by $23.1 or 14% in the first nine months of 2011 compared with the first nine months of 2010. The increases were primarily due to increases of $7.5 and $20.0 in the third quarter and first nine months of 2011, respectively, related to employee-related expenses primarily due to incremental growth in headcount.

Stock-Based Compensation Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation, excluding amounts capitalized	$88.4	$73.7	$254.4	$205.2
Stock-based compensation capitalized	3.4	1.2	12.4	8.1

Stock-based compensation, including amounts capitalized	$91.8	$74.9	$266.8	$213.3

Stock-based compensation expense increased by $16.9 and $53.5 in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010 primarily due to increases of $28.2 and $62.9, respectively, from new awards issued to our existing employees both in the second half of 2010 and the second quarter of 2011, as well as $6.1 and $25.9, respectively, for awards made to new employees in the last twelve months. These increases were partially offset by decreases of $14.9 and $30.8 in the third quarter and first nine months of 2011, respectively, primarily related to fully vested grants and forfeitures.

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

As of September 30, 2011, the total unamortized fair value of our outstanding equity-based awards held by our employees was approximately $687.9 and is expected to be recognized over a weighted-average period of approximately 2.7 years. Stock-based compensation expense reported in our accompanying consolidated statements of income is reduced by the amount of stock-based compensation that may be capitalized for the development of new software products and the amount of awards that are forfeited.

Capitalized Software Development Costs, Net

Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the products’ technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established. As our business, products and go-to-market strategy evolve, we continue to evaluate when technological feasibility is established. Changes in judgment as to when technological feasibility is established would likely materially impact the amount of costs capitalized compared to historical periods. For example, if the length of time between technological feasibility and general availability declines in the future, the amount of costs capitalized would likely decrease with a corresponding increase in R&D expense. The R&D expenses and amounts that we capitalize as software development costs may not be comparable to our peer companies due to differences in a variety of factors, including multiple areas of judgment inherent in the assessment of these costs.

In the third quarter of 2011, we capitalized $24.5 (including $3.4 of stock-based compensation) of costs incurred for the development of software products compared with $8.3 (including $1.2 of stock-based compensation) in the third quarter of 2010. In the first nine months of 2011, we capitalized $86.4 (including $12.4 of stock-based compensation) of costs incurred for the development of software products compared with $54.6 (including $8.1 of stock-based compensation) in the first nine months of 2010. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income.

The increases in capitalized software development costs of $16.3 and $33.5 in the third quarter and first nine months of 2011, respectively, were primarily due to increases in capitalized software development costs of $13.1 and $36.6, respectively, for the development of VMware vSphere 5 over prior versions. Additionally, the third quarter and first nine months of 2011 had increases in capitalized software development costs of $11.4 and $14.9, respectively, related to the timing of when certain products reached technological feasibility. The increases in capitalized software costs were partially offset by reductions of $8.3 and $19.7 in third quarter and first nine months of 2011, respectively, as we ceased capitalization on other products due to their general release.

In the third quarter of 2011, amortization expense from capitalized software development costs decreased $11.7 to $14.4 from $26.1 in the third quarter of 2010. In the first nine months of 2011, amortization expense from capitalized software development costs decreased $8.4 to $62.7 from $71.1 in the first nine months of 2010. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. The decrease in the amortization of software development costs during the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 was primarily due to a net decrease of $10.4 and $5.0, respectively, related to the timing of VMware vSphere 5 and prior vSphere releases.

Other Operating Expenses

Other operating expenses consist of employer payroll tax on employee stock transactions and intangible amortization, which are recorded to each individual line of operating expense on our accompanying consolidated statements of income. Additionally, other operating expenses include acquisition-related items, which are recorded to general and administrative expense on our income statement. Other operating expenses increased by $5.8 to $23.0 in the third quarter of 2011 from $17.2 in the third quarter of 2010, and increased by $27.5 to $64.1 in the first nine months of 2011 from $36.6 in the first nine months of 2010. The increase in the third quarter of 2011 was primarily due to additional intangible amortization of $7.7, primarily resulting from new acquisitions, of which $6.1 was recorded to costs of license revenues on our income statement. The increase in the first nine months of 2011 was primarily due to additional intangible amortization of $23.9, primarily resulting from new acquisitions, of which $17.5 was recorded to costs of license revenues on our income statement. In addition, in the first nine months of 2011, there was an increase of $4.5 in employer payroll taxes on employee stock transactions, which was driven by the increase in the market value of our stock and the number of awards exercised, sold or vested, and is recorded to each operating expense category based upon the function of the employee to whom the payroll taxes relate.

Investment Income

Investment income was $4.4 in the third quarter of 2011 and $2.3 in the third quarter of 2010. Investment income was $11.5 in the first nine months of 2011 and $4.0 in the first nine months of 2010. Investment income primarily consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. Investment income increased in the third quarter and first nine months of 2011 as compared with the third quarter and first nine months of 2010 primarily due to a shift from a cash and cash equivalents portfolio primarily invested in money market funds to a short-term investment portfolio of fixed income securities.

Interest Expense with EMC

Interest expense with EMC was $0.9 and $1.2 in the third quarter of 2011 and 2010, respectively. Interest expense with EMC was $2.8 and $3.1 in the first nine months of 2011 and 2010, respectively. Interest expense with EMC consists of interest expense incurred on the note issued to EMC in April 2007 and further amended in June 2011. The interest rate on the note payable resets quarterly and is determined using the 90-day LIBOR rate plus 55 basis points, two business days prior to the first day of each fiscal quarter. For the third quarter of 2011 and 2010, the weighted-average rate was 0.80% and 1.08%, respectively.

Other Income (Expense), Net

Other expense, net of $1.0 in the third quarter of 2011 changed by $2.6 from other income, net of $1.6 in the third quarter of 2010. Other income, net of $55.8 in the first nine months of 2011 changed by $62.8 from other expense, net of $7.0 in the first nine of 2010. The change in the first nine months of 2011 was primarily due to a $56.0 gain recognized on the sale in the second quarter of 2011 of our investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction.

Income Tax Provision

Our effective income tax rate was 3.1% and 12.6% for the three months ended September 30, 2011 and 2010, respectively. The effective income tax rate was 10.6% and 18.5% for the nine months ended September 30, 2011 and 2010, respectively. The lower effective rate for the three months ended September 30, 2011, compared with the three months ended September 30, 2010, was primarily attributable to the reenactment of the U.S. federal R&D tax credit which occurred during the three months ended December 31, 2010, a change in estimate in the U.S. federal research tax credit calculation, and a change in estimates in the allocation of expenses from U.S. to international jurisdictions. As a result of the changes in estimates, we recognized a favorable tax benefit in the three months ended September 30, 2011, of $16.7 upon the finalization of the 2010 tax returns and a favorable tax benefit of $7.5 related to the first half of 2011. These changes in estimates increased both basic and diluted earnings per share by $0.06 from what would otherwise have been reported in the third quarter of 2011. The impact was not material to the nine months ended September 30, 2011. The lower effective rate for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, included the items discussed above as well as a release in uncertain tax benefits due to closure of a tax audit during the second quarter of 2011.

Our rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective tax rate. As of September 30, 2011, our total cash, cash equivalents, and short-term investments were $4.0 billion of which $1.9 billion were held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We will meet our U.S. liquidity needs through ongoing cash flows generated from our U.S. operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto.

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

We have been included in the EMC consolidated group for U.S. federal income tax purposes, and expect to continue to be included in such consolidated group for periods in which EMC owns at least 80% of the total voting power and value of our outstanding stock as calculated for U.S. federal income tax purposes. The percentage of voting power and value calculated for U.S. federal income tax purposes may differ from the percentage of outstanding shares beneficially owned by EMC due to the greater voting power of our Class B common stock as compared to our Class A common stock and other factors. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Should EMC’s ownership fall below 80% of the total voting power or value of our outstanding stock in any period, then we would no longer be included in the EMC consolidated group for U.S. federal income tax purposes, and thus no longer be liable in the event that any subsequent income tax liability was incurred, but not discharged, by any other member of the EMC consolidated group. Additionally, our U.S. federal income tax would be reported separately from that of the EMC consolidated group.

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

Our Relationship with EMC

As of September 30, 2011, EMC owned 36,978,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.8% of our total outstanding shares of common stock and 97.3% of the combined voting power of our outstanding common stock.

In April 2011, we acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property, for approximately $8.0. We also entered into an operational support agreement with EMC pursuant to which we took over responsibility to operate the Mozy service on behalf of EMC. We hired more than 300 Mozy employees and, pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs, are reimbursed to us by EMC. On the consolidated statements of income, such amounts were approximately $13.1 and $25.3, respectively, in the three and nine months ended September 30, 2011 and were recorded as a reduction to the costs we incurred. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services, and continues to recognize revenue from such products and services. As such, the assets acquired from EMC did not constitute a business and were accounted for as an asset purchase between entities under common control pursuant to generally accepted accounting principles. Accordingly, we included the carrying value of the transferred assets as of the date of transfer in our consolidated financial statements.

In April 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0. EMC retained the Ionix brand and will continue to offer customers the products acquired by us, pursuant to the ongoing reseller agreement between EMC and us. In the three and nine months ended September 30, 2011, $1.9 and $14.4, respectively, of contingent amounts were paid to EMC in accordance with the asset purchase agreement. These payments were recorded as a reduction to the capital contribution from EMC. As of September 30, 2011, all contingent obligations under the asset purchase agreement had been met and no further payments related to these obligations will be due to EMC. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further information.

Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles our products and services with EMC’s hardware and sells them to end-users. In the three months ended September 30, 2011 and 2010, we recognized revenues of $16.7 and $8.0, respectively, from products and services sold pursuant to our reseller arrangement with EMC. In the nine months ended September 30, 2011 and 2010, we recognized revenues of $50.9 and $25.0, respectively, from products sold pursuant to our reseller arrangement with EMC. As of September 30, 2011, $58.6 of revenues from products and services sold under the reseller arrangement were included in unearned revenues.

In the three months ended September 30, 2011 and 2010, we recognized professional services revenues of $13.2 and $16.6, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. In the nine months ended September 30, 2011 and 2010, we recognized professional services revenues of $44.0 and $38.6, respectively, from such contractual arrangements with EMC. As of September 30, 2011, $4.8 of revenues from professional services to EMC customers were included in unearned revenues.

In the three months ended September 30, 2011 and 2010, we recognized revenues of $1.0 and $2.5, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. In the nine months ended September 30, 2011 and 2010, we recognized $2.0 and $4.8, respectively, from such contractual arrangements with EMC. As of September 30, 2011, $18.0 of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenues.

We purchased storage systems and software, as well as consulting services, from EMC for $3.8 and $6.7 in the three months ended September 30, 2011 and 2010, respectively, and for $17.2 and $13.2 in the nine months ended September 30, 2011 and 2010, respectively.

In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries and benefits, travel and rent. Additionally, from time to time, EMC incurs certain administrative costs on our behalf in the U.S. The total cost of the services provided to us by EMC as described above was $21.1 and $18.0 in the three months ended September 30, 2011 and 2010, respectively, and $63.8 and $49.8 in the nine months ended September 30, 2011 and 2010, respectively.

As calculated under our tax sharing agreement with EMC, EMC paid us $100.0 and $276.4 in the three and nine months ended September 30, 2011, respectively, resulting from our stand-alone federal taxable loss estimated for both fiscal year 2010 and the six months ended June 30, 2011, as well as a refund of our overpayment related to fiscal year 2009. Under the tax sharing agreement, EMC paid us $2.5 for the nine months ended September 30, 2010, resulting from our stand-alone federal and state taxable losses for 2008. No payments were made by EMC to us during the three months ended September 30, 2010. We paid $5.1 to EMC in the nine months ended September 30, 2010 for our portion of EMC’s 2009 consolidated federal income taxes. No payments were made to EMC by us in the three and nine months ended September 30, 2011 and in the three months ended September 30, 2010. The amounts that we pay to or receive from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe or receive on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For all periods presented the difference was not material.

In the three months ended September 30, 2011 and 2010, $0.9 and $1.2, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. In the nine months ended September 30, 2011 and 2010, $2.8 and $3.1, respectively, of interest expense was recorded related to the note payable. Our interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements. In June 2011, we and EMC amended the note to extend its maturity date from April 16, 2012 to April 16, 2015.

As of September 30, 2011, we had net $12.5 due from EMC, which consisted of $42.0 due from EMC, partially offset by $29.5 due to EMC. These amounts resulted from the related party transactions described above. In addition to the $12.5 due from EMC as of September 30, 2011, we had $38.8 of income taxes receivable due from EMC, which is included in other current assets and $12.1 of income taxes payable, which was included in accrued expenses and other, on our consolidated balance sheets. The income tax receivable is related to 2011 and 2010 federal income taxes and is expected to be received from EMC in the fourth quarter of 2011. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

By nature of EMC’s majority ownership of us, the amounts we recorded for our intercompany transactions with EMC may not be considered arm’s length with an unrelated third party. Therefore the financial statements included herein may not necessarily reflect our financial condition, results of operations and cash flows had we engaged in such transactions with an unrelated third party during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance as a stand-alone company.

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

	September 30,
	2011	2010
Cash and cash equivalents	$1,549.8	$1,347.1
Short-term investments	2,426.9	1,557.1

Total cash, cash equivalents and short-term investments	$3,976.7	$2,904.2

Our operating activities in the third quarter and first nine months of 2011 and 2010, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the third quarter and first nine months of 2011 and 2010 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$523.5	$196.7	$1,464.2	$767.8
Investing activities	(651.0)	(970.9)	(1,430.6)	(2,074.1)
Financing activities	(113.8)	52.7	(112.7)	167.0

Net decrease in cash and cash equivalents	$(241.3)	$(721.5)	$(79.1)	$(1,139.3)

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

Our non-GAAP operating cash flows and free cash flows for the three months and trailing twelve months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30,		For the Trailing Twelve Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$523.5	$196.7	$1,870.8	$1,051.5
Capitalized software development costs	(21.1)	(7.0)	(90.0)	(63.3)
Excess tax benefits from stock-based compensation	46.4	78.7	254.0	180.6

Non-GAAP operating cash flows	548.8	268.4	2,034.8	1,168.8
Capital expenditures	(54.9)	(31.1)	(217.6)	(114.7)

Free cash flows	$493.9	$237.3	$1,817.2	$1,054.1

Free cash flows increased by $763.1 or 72% to $1,817.2 for the trailing twelve months ended September 30, 2011 from $1,054.1 for the trailing twelve months ended September 30, 2010. The increase was primarily due to increased sales and related cash collections.

Historically, we have invested excess cash predominantly in money market securities that are liquid and of high quality investment grade. The fair value for money market securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. In the second quarter of 2010, we began investing in fixed income securities. As of September 30, 2011, we held a diversified portfolio of money market funds and fixed income securities, which primarily consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities.

As of September 30, 2011, our total cash, cash equivalents, and short-term investments were $3,976.7 of which $1,896.5 was held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

We expect to continue to generate positive cash flows from operations and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements including strategic acquisitions and capital expenditures for at least the next twelve months.

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

Cash provided by operating activities increased by $326.8 to $523.5 in the third quarter of 2011 from $196.7 in the third quarter of 2010. Cash provided by operating activities increased by $696.5 to $1,464.2 in the first nine months of 2011 from $767.8 in the first nine months of 2010. The increase in both periods was primarily the result of an increase in cash collections from customers driven by strong sales volume. In addition, in the third quarter and first nine months of 2011, we benefited from the collection of $100.0 and $276.4, respectively, on the income tax receivable from EMC. There were no significant amounts collected from EMC under the tax sharing agreement during the third quarter and first nine months of 2010. Under the tax sharing agreement, EMC is obligated to pay to us an amount equal to the tax benefit that EMC will realize from our loss on its consolidated tax return. The increase in cash collections and the benefit from the collection of the income tax receivable was partially offset by increases in our core operating expenses, primarily related to incremental headcount from strategic hiring and business acquisitions.

Investing Activities

Cash used in investing activities is primarily attributable to the purchase of fixed income securities, business acquisitions, capital expenditures and capitalized software development costs. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities and the sale of strategic investments.

In addition, in the second quarter of 2011, we closed an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements located adjacent to our Palo Alto, California campus for $225.0. We paid the seller $45.0 in the first quarter of 2011 as a good faith deposit and in the second quarter of 2011, we paid the remaining $180.0. Based upon the respective fair values and our preliminary assumptions, $51.9 of the purchase price was recorded to property and equipment, net and the remaining $173.1 was recorded to intangible assets, net on the June 30, 2011 consolidated balance sheet. In the third quarter of 2011, the gross amount classified to property and equipment, net was increased by $22.0 to $73.9 to reflect the final assumptions regarding our intended use of the existing structures. As a result of this adjustment, the gross amount of the value attributed to the leasehold interest was decreased by the same amount. Refer to Note G to the consolidated financial statements for further information. The $22.0 adjustment is reflected on the consolidated statement of cash flows for the third quarter of 2011. For the first nine months of 2011, the final value of $73.9 paid and attributed to the property is included within additions to property and equipment and the $151.1 paid and attributed to the intangible assets is separately disclosed within net cash used in investing activities on the consolidated statement of cash flows. Our renovation of the new property will be a multi-year project with capital investment extending into future periods.

We began investing in fixed income securities during the second quarter of 2010 to achieve our objective of an appropriate investment return consistent with the preservation of principal and management of risk. Total fixed income securities of $955.7 and $2,083.5, respectively, were purchased in the third quarter and first nine months of 2011. In the third quarter and first nine months of 2010, we purchased $964.7 and $1,624.7, respectively, of fixed income securities. All purchases of fixed income securities are classified as cash outflows from investing activities. We classify these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by cash inflows of $463.4 and $1,333.0 in the third quarter and first nine months of 2011, respectively, as a result of the sales and maturities of fixed income securities. In both the third quarter and first nine months of 2010, the cash inflows were $155.1 from sales and maturities of fixed income securities.

In the second quarter of 2011, we sold our investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction, for $76.0.

In the third quarter and first nine months of 2011, we paid $99.5 and $303.6, respectively, for business acquisitions as compared with $125.8 and $293.0, respectively, paid for various business acquisitions in the third quarter and first nine months of 2010. Business acquisitions are an important element in our industry and we expect to continue to consider additional strategic business acquisitions in the future. Refer to Note F to the consolidated financial statements for further information.

In the second quarter of 2010, we paid $175.0 to EMC to acquire certain software product technology and expertise from their Ionix IT management business. The net assets and expertise acquired from EMC constituted a business and were accounted for as a business combination between entities under common control. In subsequent quarters, total payments of $25.0 were made to EMC to satisfy contingent obligations under the asset purchase agreement. As of September 30, 2011, all contingent payments under the agreement had been made. Refer to Note N to the consolidated financial statements for further information.

Financing Activities

Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”) were $84.6 and $139.9 in the third quarter of 2011 and 2010, respectively. Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under ESPP were $285.3 and $355.8 in the first nine months of 2011 and 2010, respectively.

In the third quarter and first nine months of 2011, the cash inflows were offset by cash outflows of $210.5 and $490.9 respectively, to repurchase shares of our Class A common stock as part of our stock repurchase programs. In February 2011, a committee of our Board of Directors authorized the repurchase of up to $550.0 of our Class A common stock through the end of 2012. From time-to-time, stock repurchases may be made pursuant to the February 2011 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. In the third quarter and first nine months of 2010, we paid $141.4 and $285.9, respectively, to repurchase shares of our Class A common stock under the stock repurchase program approved in March 2010. Purchases under the March 2010 authorization were completed in March 2011.

In the third quarter and first nine months of 2011, we repurchased and retired 2.4 million and 5.5 million shares, respectively, of our Class A common stock at a weighted-average price of $88.81 and $88.63 per share, respectively, for an aggregate purchase price of $210.5 and $490.9, respectively, including commissions. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel that additional purchases are not warranted. As of September 30, 2011, the authorized amount remaining for repurchase was $120.6.

There were additional cash outflows of $34.2 and $24.5 in the third quarter of 2011 and 2010, respectively, and $104.8 and $70.1 in the first nine months of 2011 and 2010, respectively, to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $46.4 and $78.7 in the third quarter of 2011 and 2010, respectively, and $197.7 and $167.2 in the first nine months of 2011 and 2010, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year changes in the repurchase of shares and the excess tax benefit from stock-based compensation in the third quarter and first nine months of 2011 were primarily due to the increases in the market value of our stock and the number of awards exercised, sold or vested.

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

Note Payable to EMC

As of September 30, 2011, $450.0 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points.

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

See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the third quarter and first nine months of 2011 and 2010.

See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the third quarter and first nine months of 2011 and 2010.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

There were no substantial changes to our guarantee and indemnification obligations or our contractual commitments in the third quarter of 2011.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding: the potential role of our products in cloud computing and other shifts in computing infrastructures; expectations of, and our plans for, achieving future business growth; macroeconomic conditions; future product offerings; plans for future acquisitions; our view of the competitive landscape and our plans for maintaining our leadership position through continuing investments; our expectation that we will be able to fund strategic investments through operating cash flows generated by sales of our products and services; our plans for funding expansion of our industry segment share and developing long term relationships with our customers; our plans for geographic expansion; our relationship with EMC; our plans for meeting product development objectives and introducing new products; our revenue outlook and mix; customer demand for our products; trends in enterprise license agreement (“ELA”) size and renewals and information technology (“IT”) spending in general; macroeconomic trends; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; factors affecting our tax position; expected expenditures to improve the real estate parcel adjacent to our headquarters that we recently purchased; our plans regarding cash, cash equivalents and short-term investments held in non-U.S. accounts; our expectations with respect to costs associated with foreign currency fluctuation and internal development; and our belief that the resolution of pending claims, legal proceedings and investigations will not have a material adverse effect on us.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 is effective for each reporting entity’s first annual reporting period that begins after December 15, 2011. We plan to adopt ASU 2011-05 on January 1, 2012 and will present comprehensive income in accordance with the requirements of the standard.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for each reporting entity’s first interim and annual reporting period that begins after December 15, 2011 and should be applied prospectively. Early application is not permitted. We are currently evaluating the impact of adopting ASU 2011-04, but currently believe there will be no significant impact on our consolidated financial statements.

Available Information

Our website is located at www.vmware.com, and our investor relations website is located at http://ir.vmware.com. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, all of which is made available free of charge, including:

•

our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”);

•

announcements of investor conferences, speeches and events at which our executives talk about our product, service and competitive strategies. Archives of these events are also available for a limited time;

•	additional information on financial metrics, including reconciliations of non-GAAP financial measures discussed in our presentations to the nearest comparable GAAP measure;

•	press releases on quarterly earnings, product and service announcements, legal developments and international news;

•

corporate governance information including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, business conduct guidelines (which constitutes our code of business conduct and ethics) and other governance-related policies;

•	other news, blogs and announcements that we may post from time to time that investors might find useful or interesting; and

•	opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

The information found on our website is not part of, and is not incorporated by reference into, this or any other report we file with, or furnish to, the SEC.

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

International revenues as a percentage of total revenues were 52.9% and 49.3% in the third quarters of 2011 and 2010, respectively, and 52.2% and 49.9% in the first nine months of 2011 and 2010, respectively. Historically, our revenue contracts were primarily denominated in U.S. Dollars. In May 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those foreign currencies in which we also invoice and collect. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.

Operating expenses were negatively impacted by $21.5 million and $45.6 million in the third quarter and nine months of 2011, respectively, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same periods in the prior year.

To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, such as foreign currency forward contracts. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of September 30, 2011, we had outstanding forward contracts with a total notional value of $147.4 million. The fair value of these forward contracts was immaterial as of September 30, 2011. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts of $14.7 million as of September 30, 2011. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge. This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not enter into speculative foreign exchange contracts for trading purposes. See Note E to the consolidated financial statements for further information.

Interest Rate Risk

Fixed Income Securities

During the second quarter of 2010, we began investing in fixed income securities. Our fixed income investment portfolio is denominated in U.S. Dollars and consists of various holdings, types and maturities.

Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of September 30, 2011 by $11.9 million and $23.9 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the third quarter of 2011. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes D and E to the consolidated financial statements for further information.

Note Payable to EMC

As of September 30, 2011, $450.0 million was outstanding on our consolidated balance sheet in relation to the note payable to EMC. The interest rate on the note payable was 0.80% as of September 30, 2011 and 1.08% as of September 30, 2010. In the third quarter of 2011 and 2010, $0.9 million and $1.2 million, respectively, of interest expense was recorded in each period related to the note payable. In the first nine months of 2011 and 2010, $2.8 million and $3.1 million, respectively, of interest expense were recorded in each period related to the note payable.

The note may be repaid, without penalty, at any time. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The amended agreement continues to bear an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the September 30, 2011 rate, and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note K to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We may become involved in litigation that may adversely affect us” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

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

Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. For example, in 2010, Red Hat acquired Makara, a developer of PaaS solutions, and Citrix acquired VMLogix, a developer of lab management solutions that can be applied to cloud computing. Citrix Systems continues to invest in desktop virtualization marketing by continuing its close collaboration with Microsoft, announcing a new strategic partnership with Cisco, and acquiring smaller players like Kaviza and Ringcube. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end-users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in early 2010, Oracle completed its acquisition of Sun Microsystems, which was both a hardware vendor and a provider of virtualization technology, and Microsoft and Hewlett-Packard announced a collaboration based on Microsoft’s cloud computing and virtualization platforms. Hewlett-Packard also joined the OpenStack effort, an effort to develop an open-source solution for cloud computing. In 2011, Citrix announced its acquisition of Cloud.com, which offers an IaaS cloud services solution, and Red Hat continued to invest in the Open Virtualization Alliance (OVA) to bolster KVM as a direct competitor to VMware vSphere. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues.

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

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end-users of our products which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for more than 10% of revenues in the first nine months of 2011 and in fiscal year 2010, and we have experienced similar concentrations in prior periods. Our agreements with distributors are typically terminable by either party upon 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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

Three of our distributors each accounted for more than 10% of revenues in the first nine months of 2011 and in fiscal year 2010, and we have experienced similar concentrations in prior periods. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 42% of our total accounts receivable as of September 30, 2011 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations.

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

Additionally, in connection with the announcement in July 2011 of our latest update to VMware vSphere, we announced a change to its pricing structure. We expect that the new pricing model, which we began to implement with the general availability of VMware vSphere 5 in the third quarter of 2011, will better align with a cloud computing approach, whereby customers can align cost with actual use and value derived, rather than purely with hardware configurations and capacity. VMware vSphere 5 will continue to be licensed perpetually on a per processor basis. However, two physical constraints, core and physical RAM, will be eliminated and replaced with a single virtualization-based entitlement of virtual memory, or vRAM, which can be shared across a large pool of servers. Although we believe that our new pricing structure is better suited to changing trends in enterprise utilization of IT resources as the industry shifts to a cloud computing model, if our customers react adversely to this pricing structure change, they may consider adopting the products of our competitors or we may need to further adjust our pricing model, resulting in reduced demand for or revenue from our data center virtualization products. Moreover, if our modeling of the impact of this change in pricing structure on payment streams from our customers proves to be inaccurate, our revenue and operating margins could be negatively affected.

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

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source and conducting appropriate due diligence of the use of open source in the products developed by companies we acquire, but we cannot be sure that all open source software is submitted for approval prior to use in our products or is discovered during due diligence.

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

Additionally, our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. Similarly, our yearly sales have historically reflected a disproportionate percentage of the year’s sales in the fourth fiscal quarter. These patterns make prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increase the risk of unanticipated variations in financial condition and results of operations. We believe this uneven sales pattern is a result of many factors including the following:

•	the tendency of customers to wait until late in a quarter to commit to a purchase in the hope of obtaining more favorable pricing;

•	the fourth quarter influence of customers spending their remaining capital budget authorization prior to new budget constraints in the first nine months of the following year; and

•	seasonal influences, such as holiday or vacation periods.

If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, financial condition and results of operations could be materially adversely affected.

Our current research and development efforts may not produce significant revenues for several years, if at all.

Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues, in the first nine months of 2011 and in the fiscal year 2010. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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

We have acquired in the past and plan to acquire in the future other businesses, products or technologies. For example, since September 2009 we have completed a number of acquisitions, including acquisitions of SpringSource, Zimbra, certain assets from EMC’s Ionix division and Integrien. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.

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

Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales operations and investments.

Revenues from customers outside the United States comprised approximately 53% of our total revenues in the first nine months of 2011 and 49% in the fiscal year 2010. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	increased exposure to foreign currency exchange rate risk;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	difficulties in delivering support, training and documentation in certain foreign markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	economic or political instability and security concerns in countries that are important to our international sales and operations;

•	macroeconomic disruptions, such as monetary and credit crises, that can threaten the stability of local and regional financial institutions and decrease the value of our international investments;

•	the overlap of different tax structures or changes in international tax laws;

•	reduced protection for intellectual property rights, including reduced protection from software piracy in some countries;

•	difficulties in transferring funds from certain countries; and

•	difficulties in maintaining appropriate controls relating to revenue recognition practices.

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

As of September 30, 2011, EMC owned 36,978,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.8% of the total outstanding shares of common stock or 97.3% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director—our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.

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

Our Class A common stock has only been publicly traded since our IPO on August 14, 2007. The trading price of our Class A common stock has fluctuated significantly since then. For example, between January 1, 2010 and September 30, 2011, the closing trading price of our Class A common stock was very volatile, ranging between $41.58 and $107.75 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities

None.

•	(b) Use of Proceeds from Public Offering of Common Stock

None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of equity securities during the three months ended September 30, 2011:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(4)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)(3)(4)
July 1 – July 31, 2011	431,627	$102.97	427,228	$287,127,611
August 1 – August 31, 2011	3,647,186	84.89	1,345,488	172,671,699
September 1 – September 30, 2011	1,142,315	86.36	597,812	120,653,332

	5,221,128	86.70	2,370,528

(1)	Includes 2,850,600 shares purchased by EMC in open market transactions. In the three months ended March 31, 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.
(2)	In February 2011, a committee of our Board of Directors authorized the repurchase of up to $550.0 million of VMware’s Class A common stock through the end of 2012 (the “VMware 2011 Repurchase Authorization”). Stock has, and may in the future be, purchased pursuant to the VMware 2011 Repurchase Authorization, from time to time, in the open market or through private transactions, subject to market conditions. In the three months ended September 30, 2011, we repurchased in open market transactions and retired 2,370,528 shares of our Class A common stock at a weighted-average price of $88.79 per share for an aggregate purchase price of $210,479,640. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(3)	Represents the amounts remaining in the 2011 VMware Repurchase Authorization.

(4)	Amounts do not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.9	2007 Equity and Incentive Plan	X

10.27	Amendment to Letter Agreement between VMware, Inc. and Richard McAniff dated July 19, 2011	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: November 2, 2011	By:	/S/ ROBYNNE D. SISCO
Robynne D. Sisco
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.9	2007 Equity and Incentive Plan	X

10.27	Amendment to Letter Agreement between VMware, Inc. and Richard McAniff dated July 19, 2011	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X