Form 10-K
period 2011-12-31
VMWARE, INC.
filed 2012-02-24
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
Form 10-K
__________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from              to
Commission File Number 001-33622
__________________________________________________________________________________________
VMWARE, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________________

Delaware	94-3292913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3401 Hillview Avenue Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)
(650) 427-5000
(Registrant’s telephone number, including area code)
__________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
__________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2011, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2011) was approximately $6,952,611,111. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2012, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 425,092,454, of which 125,092,454 shares were Class A common stock and 300,000,000 were Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2012. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2011.

VMware, VMworld, VMware vSphere, VMware vCloud, VMware Fusion, vMotion, Gemstone, Hyperic, Zimbra, SpringSource, Storage DRS, vCloud Director, vCenter Site Recovery Manager, VMware vShield, VMware vFabric, Cloud Foundry, VMware View, VMware Workstation and VMware Horizon are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding: the potential role of our products in cloud computing and other shifts in computing infrastructures and their potential benefits to customers; expectations that businesses will seek to operate their information technology (“IT”) systems in a cloud-like manner; expectations of, and our plans for, achieving future business growth and adding new channel partners; future product offerings; plans for future acquisitions; our view of the competitive landscape and our plans for maintaining our leadership position, funding expansion of our industry segment share and developing long-term relationships with our customers; our expectations to manage prudently our resources while making key investments in support of long-term growth objectives; our anticipation that we will not declare any cash dividends; the availability of suitable facilities for our future operations; our plans and expectations for meeting product development objectives and introducing new products; our revenue outlook and mix; our plans for growing our business by broadening our product portfolio; customer demand for our products; trends in enterprise license agreement (“ELA”) size and renewals and IT spending in general; projections of, and expectations for, stock-based compensation expense; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; factors affecting our tax position; our intention to indefinitely reinvest our non-U.S. earnings in our foreign operations and our plans not to repatriate them to fund our U.S. operations; expectations for an increase in our 2012 tax rate; expectations that we will continue to be included in EMC Corporation's consolidated group for tax purposes; expectations that the amount of cash received related to tax refunds will decline in 2012; expectations for capital spending on improvements to our expanded Palo Alto campus; expectations that software development costs incurred subsequent to achievement of technological feasibility will be immaterial and software development costs will generally be expensed as incurred, and that the subsequent amortization of such capitalized costs will decline; our expectations with respect to interoperability among our future product offerings and for the increasing development of product suites and solutions; expectations regarding the impact of new accounting standards and our belief that the resolution of pending claims and legal proceedings will not have a material adverse effect on us.
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

ii

PART I

ITEM 1.	BUSINESS
Overview
VMware, Inc. is the leader in virtualization and virtualization-based cloud infrastructure solutions utilized by businesses to help them transform the way they build, deliver and consume information technology ("IT") resources in a manner that is evolutionary and based on their specific needs. Our virtualization solutions reflect a pioneering approach to computing that separates application software from the underlying hardware to achieve significant improvements in efficiency, agility, availability, flexibility and manageability. Our broad and proven suite of virtualization solutions addresses a range of complex IT problems that include cost and operational inefficiencies, facilitating access to cloud computing capacity, business continuity, software lifecycle management and corporate end-user computing device management. The benefits to our customers include substantially lower IT costs, cost-effective high availability across a wide range of applications and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. Our customers' deployments range in size from a single virtualized server for small businesses to thousands of virtual machines for our Fortune 1000 enterprise customers. Our solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending. Once created, these internal computing infrastructures, or “clouds,” can be dynamically linked by our customers to external computing resources from third-party cloud computing providers that run on a common VMware virtualization platform. This results in a “hybrid” computing cloud of highly available internal and external computing resources that organizations can access on demand. In the twelve years since we introduced our first virtualization platform, we have expanded our product offerings to address distributed and heterogeneous infrastructure challenges such as planned and unplanned downtime management, system recoverability and reliability, backup and recovery, resource provisioning and management, capacity and performance management and security.
We believe that as businesses look to operate their IT systems in a more cloud-like manner, they will seek to spend less time and effort on underlying infrastructure and devote more focus on transforming their businesses. Our strategy of cloud infrastructure, application platform capabilities for new and renewed applications, and client management capabilities for the post-PC era provides customers an extended suite of software to address the integration, automation, management, and development capabilities they need. Our solutions are based upon our core virtualization technology and are organized into three main product groups:

•	Cloud Infrastructure and Management;

•	Cloud Application Platform; and

•	End-User Computing.
We work closely with more than 2,100 technology partners, including leading server, microprocessor, storage, networking, software and security vendors. We have shared the economic opportunities surrounding virtualization with our partners by facilitating solution development through open application programming interface (“APIs”) formats and protocols and providing access to our source code and technology. The endorsement and support of our partners further enhances the awareness, reputation and adoption of our virtualization solutions.
We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. We derive a significant majority of our revenues from our large indirect sales channel, which includes distributors, resellers, system vendors and systems integrators. We believe that our partners benefit greatly from the sale of our solutions through additional services, software and hardware sales opportunities. We have trained a large number of partners and end users to deploy and leverage our solutions.
We incorporated in Delaware in 1998, were acquired by EMC Corporation (“EMC”) in 2004 and conducted our initial public offering of our Class A common stock in August 2007. EMC holds approximately 80% of our outstanding common stock, including 38 million shares of our Class A common stock and all of our Class B common stock, and we are considered a “controlled company” under the rules of the New York Stock Exchange. Total revenues in 2011 increased 32% to $3,767.1 million. This included license revenues of $1,841.2 million and services revenues of $1,925.9 million. In the years ended December 31, 2011, 2010 and 2009, our license revenues came primarily from sales of our Cloud Infrastructure and Management solutions. The balance of our license revenues came from our other solutions, Cloud Application Platform and End-User Computing. Of our total services revenues in 2011, 85% were software maintenance revenues and 15% were professional services revenues, including training. For additional financial information on our business by product and geographic area, see Note P to the consolidated financial statements included elsewhere in this filing. Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California and we have 101 offices worldwide.

Background
Virtualization was first introduced in the 1970s to enable multiple business applications to share and fully harness the centralized computing capacity of mainframe systems. Virtualization was effectively abandoned during the 1980s and 1990s when client-server applications and inexpensive x86 servers and personal computers established the model of distributed computing. Rather than sharing resources centrally in the mainframe model, organizations used the low cost of distributed systems to build up islands of computing capacity, providing some benefits but also introducing new challenges. These challenges include a gross underutilization of hardware resources, an inability to easily assure quality of service to applications and unwieldy management processes made cumbersome by the tight coupling of applications to the underlying hardware.
Today, x86 hardware is becoming increasingly proficient with multi-core processors, growing memory capacity and higher speed interconnects shipping in standard servers. The complexity of applications continues to rise as multi-element, mixed operating system (“OS”) applications become increasingly common, which makes it difficult to provide a uniform quality of service across all components. Virtualization has become accepted as a standard way of computing in data centers that enables highly efficient utilization of hardware.
VMware's infrastructure virtualization platform, VMware vSphere, not only decouples the entire software environment from its underlying hardware infrastructure, but also enables the aggregation of multiple servers, storage infrastructures and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. This approach enables organizations to build a computing infrastructure with high levels of utilization, availability, automation and flexibility using building blocks of inexpensive industry-standard servers.
In addition, VMware vSphere is able to deliver services to applications running inside virtual machines, in an OS and application-agnostic manner. This increases operational efficiency, since these services are built-in and easily enabled, and also allows mixed-element, multi-OS applications to get standard service levels delivered by the infrastructure, broadening customer deployment choices.
In effect, VMware's virtualization platform converts IT infrastructure into a “computing cloud.” Applications running in virtual machines can move across servers, storage and networks without disruption or downtime to dynamically match computing supply and demand while built-in services ensure high levels of availability, security and scalability.
To best leverage this cloud computing infrastructure, VMware's Cloud Management solutions are designed to simplify and automate management of dynamic cloud infrastructure. Our management solutions help customers reduce operating costs by increasing the efficiency and availability of infrastructure resources, accelerating application development, managing application performance service levels and streamlining IT processes. VMware's Cloud Management solutions are optimized for vSphere environments and enable customers to expand virtualization to critical applications and deploy cloud infrastructure.
Products and Technology
Cloud Infrastructure and Management Products and Technology
VMware vSphere is our flagship data center platform. Users deploy the VMware vSphere hypervisor when they purchase VMware vSphere. A “hypervisor” is a layer of software that resides between the operating system and system hardware to enable virtualization. Other components of our various VMware vSphere offerings include key capabilities such as:

•	vSphere vMotion and Storage vMotion enables the live migration of actively running virtual machines across servers or storage locations without disruption or downtime.

•	vSphere High Availability enables cost-effective high availability for all applications against hardware and operating system failures.

•	vSphere Storage DRS automatically manages the placement and balancing of a virtual machine across storage resources.

•	vSphere vNetwork Distributed Switch enables centralized point of control for cluster-level networking.
The VMware Cloud Infrastructure Suite ("CIS") consists of five technologies optimized for the VMware vSphere platform. The CIS technologies allow organizations to build intelligence, automation and security into their virtual infrastructures while enabling self-service access to IT resources. The CIS-enabled virtual infrastructure facilitates creation of secure private clouds that allow customers to deploy business-critical applications, rapidly allocate IT resources and services, and access external cloud computing resources more securely. The VMware CIS of products includes the following:

•	VMware vCenter Server provides the central management and control point for vSphere environments.

•	VMware vCloud Director enables self-service access to logical pools of compute, network and storage resources with policy-driven controls and service-level agreements.

•	VMware vCenter Site Recovery Manager provides simplified, automated disaster recovery for virtualized environments.

•	VMware vCenter Operations provides performance, capacity and configuration management for virtual or physical infrastructure.

•	VMware vShield provides security for applications and the perimeter of virtual datacenters, end-user computing and cloud environments.
Our VMware vCloud Service Provider initiative, which is directed to hosting and cloud computing vendors, enables organizations to choose more freely between running applications in virtual machines on their own “private clouds” inside their data center or on “public clouds” hosted by a service provider. With a common VMware vSphere platform available across the public and private clouds, internal and external IT resources can be pooled into a hybrid cloud, and applications and data can be readily moved between the two based on economics and organizational need. External cloud capacity can be accessed on-demand without the need to customize or change applications.
Cloud Application Platform
VMware Cloud Application Platform solutions help organizations build, run and manage enterprise applications in public, private or hybrid clouds optimized for vSphere. Our Cloud Application Platform provides open source application frameworks, application run-time and data management solutions and an open platform as a service, or PaaS. Our solutions are designed to increase developer agility in responding to business needs while maintaining application portability. We seek to enhance the value of our products and services through the creation and promotion of developer communities and vendor ecosystems.
Our SpringSource product group develops and supports the Spring application framework for enterprise Java applications and the Grails framework for high productivity web applications written in the Groovy programming language. Both of these frameworks are open source software.
Our VMware Cloud Application Platform runtime and data products enable developers to deploy and manage applications and databases in traditional server environments as well as on virtualized infrastructure based on vSphere. These products include:

•	VMware vFabric tcServer provides an enterprise Tomcat application server.

•	VMware vFabric GemFire enables real-time data distribution, caching and management for high performance and cloud applications.

•	VMware vFabric Data Director enables greatly simplified management and operation of databases on vSphere.
VMware offers bundled licensing for many of these products through the vFabric Standard and Advanced licensing options.
The Cloud Application Platform also includes the Cloud Foundry project, which is designed as an open PaaS to allow application developers to rapidly deploy, scale and manage web applications. VMware makes the core technology for Cloud Foundry available as an open source project.
End-User Computing
Enterprises are increasingly challenged to provide secure access to a growing mobile workforce while managing the diversity of data, applications and devices to run their business. VMware's End-User Computing solutions are designed to enable a user-centric approach to personal computing that ensures secure access to applications and data from a variety of devices and locations. Our End-User Computing solutions are also designed to address the needs of corporate IT departments by managing and connecting end-user assets delivering them as a managed service.
We also offer End-User Computing solutions that provide the ability to manage software as a service ("SaaS"), Windows, Mobile or enterprise applications. Additional VMware offerings are designed to enhance seamless communication and collaboration between end users.
VMware's End-User Computing strategy addresses the needs of corporate IT by enabling IT organizations to deliver an environment with high-quality service, improved availability and scalable performance while leveraging both legacy and cloud architectures. Key VMware End-User Computing solutions include:

•
VMware View, an enterprise desktop virtualization platform designed to optimize application and desktop management and enable flexibility for end users. In 2011, VMware released VMware View 5.0, which significantly enhanced user experience by optimizing wide area network ("WAN") performance while supporting unified communications, persona management and multi-client support.

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
We are also building a suite of cloud-based SaaS applications to augment our end-user computing offerings. These include Zimbra; SlideRocket, an on line presentation platform; Socialcast, an enterprise collaboration platform; and VMware Horizon, a SaaS application manager. VMware also operates EMC's Mozy business, a cloud-based online backup service.
Support and Services
We believe that a strong services organization and frequent customer touch points are critical to establishing loyal customers and to help promote our technology across various industries. We have implemented a broad services strategy that leverages the professional services organizations of our partners. We have also established our own services offerings to complement our partners' services offerings and to ensure customer satisfaction, drive additional sales and promote renewals and upgrades. Our services offerings include customized solutions and onsite support that enable us and our channel partners to provide a positive overall customer experience.
We have established our global customer support organization to align with and support our expanding customer base.

•
VMware Global Support Services. We offer a suite of support packages backed by industry-leading expertise. We offer four support and subscription programs that allow customers to pay a set amount over an annual or multi-year basis: Basic, Production, Business Critical and Mission Critical. Basic Support includes VMware technical support along with access to periodic updates, bug fixes and enhancements to our products. Production Support builds on Basic Support and includes more aggressive response targets and ongoing support for high severity issues. Business Critical Support and Mission Critical Support provide customers personalized technical support delivered by a team of experts familiar with a customer's specific system configuration, past support experience and business needs. Of our customers who purchase support, the majority purchase Production Support. We sell and market our support and service agreements through the same network of channel partners that sell our products. We utilize a third-party vendor to sell renewals directly to end-user customers and to complement our channel partners' efforts by providing quotation and sales support to our channel partners.

Our core support and subscription offerings provide live phone support and access to an online product knowledge database and various other social media resources for help with troubleshooting and operational questions. Our support teams provide first response and manage the resolution of customer issues. In addition, we have authorized certain systems vendors and independent service providers to provide support for our products on our behalf.
We also offer a range of professional services under our VMware Professional Services offering, which includes:

•
VMware Consulting Services. VMware Certified Professionals (“VCPs”) and VMware Certified Design Experts (“VCDXs”) provide on-site VMware product design, implementation and management assistance throughout the virtualization adoption lifecycle to accelerate the implementation of our virtualization solutions and cloud adoption lifecycles. VCPs and VCDXs conduct initial assessments, workshops and prepare detailed implementation project plans. Once customers are ready for VMware standardization across their enterprise, VCPs and VCDXs help integrate VMware products into their enterprise systems and processes. VCPs and VCDXs include VMware employees, partners and customers who have completed training and have successfully passed our VCP or VCDX exams.

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

•
VMware Technical Account Manager (“TAM”). TAM service provides our customers with a dedicated VMware expert, who enables customers to accelerate standardization of VMware products by assessing their unique environment, proactively recommending solutions and identifying unforeseen circumstances that may cause delays in deployment.

Technology Alliances
Consistent with our partner-centric strategy, we have engaged a broad group of hardware, software and cloud computing service vendors to cooperatively advance virtualization technology through joint marketing, product interoperability, collaboration and co-development. We create opportunity for partners by enabling them to build products that utilize our virtualization technology and create differentiated value through joint solutions.
We have more than 2,100 technology partners with whom we bring joint offerings to the marketplace and more than 6,800 Service Provider partners. We classify our partners as follows:

•
Independent Hardware Vendors (“IHVs”). We have established strong relationships with large system vendors, including Cisco, Dell, Fujitsu, Fujitsu-Siemens, HP, IBM, Lenovo and NEC for joint certification and co-development. We also work closely with AMD, Intel and other IHVs to provide input on product development to enable them to deliver hardware advancements that benefit virtualization users. We coordinate with the leading storage and networking vendors to ensure joint interoperability and enable our software to access their differentiated functionality.

•
Independent Software Vendors (“ISVs”). We partner with leading systems management, infrastructure software and application software vendors - including the top healthcare, telecom, finance and retail market leaders, to deliver value-added products that integrate with our VMware products.

•
VMware Service Providers. We have established partnerships with over 6,800 service providers including Bluelock, Colt, Sing Tel, Terremark,Verizon and AT&T to enable them to host and deliver enterprise-class hybrid clouds as a way for enterprises to extend their datacenters to external clouds, while preserving security, compliance and quality of service.

The VMware Technology Alliance Partner program facilitates joint solution creation and coordinated go-to-market activities with our partners. Over 3,500 of the most widely used applications from ISVs support the VMware vSphere platform. These applications include business solutions for enterprise resource planning, human resource management, electronic medical records management, financial processing and middleware such as application servers and databases. As an extension to this rapidly growing list, we have expanded our VMware Ready program to allow application software and desktop solution providers to qualify for the VMware Ready logo. The VMware Ready Desktop Solutions program validates the reference architecture and desktop specialization of solution providers that simplify VMware virtual desktop environments.
Our ISVs and other alliance partners, developers and additional VMware community members have distributed more than 1,900 software applications as virtual appliances. We invest significant capital in testing and certification of infrastructure to rigorously ensure our software works well with major hardware and software products. We have more than 7,700 servers, storage, I/O and thin-client devices that are VMware Ready. We have successfully tested approximately 570 operating system versions for use with our solutions. We believe that the scale and scope of this effort is a significant competitive advantage.
Research and Development
We have made, and expect to continue to make, significant investments in research and development (“R&D”). We have assembled an experienced group of developers with system level, systems management, desktop, mobile devices, security, application development, collaborative applications and open source software expertise. We also have strong ties to leading academic institutions around the world, and we invest in joint research with academia.
We prioritize our product development efforts through a combination of engineering-driven innovation and customer and market-driven feedback. Our R&D culture places high value on innovation, quality and open collaboration with our partners. We currently participate in numerous standards groups, and VMware employees hold a variety of standards organization leadership positions, including with the Distributed Management Task Force, the Standard Performance Evaluation Corporation, the InterNational Committee for Information Technology Standards ("INCITS"), the Storage Networking Industry Association and the OSGi Alliance.
Our R&D expenditures, including amounts capitalized, totaled $861.5 million, $724.6 million and $580.1 million in 2011, 2010 and 2009, respectively.
Sales and Marketing
We sell and market our products largely through a network of channel partners, which includes distributors, resellers, system vendors and systems integrators, with over 85% of our sales in 2011 derived from this network. The remainder is primarily derived from direct sales.
We have established ongoing business relationships with our distributors. Our distributors purchase software licenses and software support from us for resale to end-user customers via resellers.
A substantial majority of our resellers obtain software licenses and software support from our distributors and market and sell them to our end-user customers. These resellers are part of our VMware Partner Network (“VPN”), which offers these resellers sales and product training, pricing incentives, rebates and access to the worldwide network of VMware distributors and the VMware Partner Central Web portal.
We offer several levels of membership in our VPN depending on a reseller's interest and capability of providing demand generation, fulfillment, service delivery and education to customers and prospects. We also have certain resellers, as well as systems integrators, who obtain software licenses and software support directly from VMware. The VPN agreements signed by the resellers carry no obligation to purchase or sell VMware products and can be terminated at any time by either party.
We have a direct sales force that complements our channel partners' efforts. Our sales force works with our channel partners to introduce them to end-user customer accounts and new sales opportunities.
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
We primarily sell our software under perpetual licenses, and our sales contracts generally require end-user customers to purchase maintenance for the first year. Maintenance periods typically range from one to five years. Software maintenance and renewals are sold both directly to end-user customers and via our network of channel partners. The majority of professional services are sold via our channel, with some professional services sold directly. End users can obtain licenses to our products through individual discrete purchases to meet their immediate needs or through the adoption of enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings that provide for multi-year maintenance and support at discounted prices. ELAs enable us to build long-term relationships with our customers as they commit to VMware's virtual infrastructure solutions in their data centers. Our sales cycle with end-user customers ranges from less than 90 days to over a year depending on several factors, including the size and complexity of the customer's infrastructure.
The competitive landscape in which we operate includes not only other software virtualization vendors, but also traditional hardware solutions. In establishing prices for our products, we take into account, among other factors, the value our products and solutions deliver and the cost of both alternative virtualization and hardware solutions.
Our marketing efforts focus on communicating the benefits of our solutions and educating our customers, distributors, resellers, system vendors, systems integrators, the media and analysts about the advantages of our innovative virtualization technology.
We raise awareness of our company and brands, market our products, and generate sales leads through VMware and industry events, public relations efforts, marketing materials, advertising, direct marketing, social media initiatives, free downloads and our website. We have invested in multiple online communities that enable customers and partners to share and discuss sales and development resources, best practices implementation, and industry trends among other topics. Our annual user conference, VMworld, which is held in both the U.S. and Europe, has grown in attendance each year. We also offer management presentations, seminars, and webinars on our products of virtualization and cloud computing. We believe a combination of these efforts strengthens our brand and enhances our leading market position in our industry.
Our business is subject to seasonality in the sale of our products and services. For example, our fourth quarter revenues are affected by a number of seasonal factors, including fiscal year-end spending trends. Such factors historically have contributed to stronger fourth quarter revenues in any given year. We believe that seasonal factors are common within our industry.
Customers
Our customer deployments range in size from a single virtualized server for small businesses to thousands of virtual machines for our largest enterprise customers. In periodic third-party surveys commissioned by us, our customers indicate high satisfaction rates with our products and many have indicated a strong preference for repeat purchases.
During 2011, three distributors, who purchased software licenses and software support from us for resale to end-user customers directly or via resellers, each accounted for over 10% of our worldwide revenues. Arrow Electronics, Inc., Tech Data Corporation and Ingram Micro, Inc. accounted for 15%, 11% and 10%, respectively, of our worldwide revenues in 2011. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days' prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. No other channel partner accounted for more than 10% of our revenues in 2011.
Competition
The cloud computing, end-user computing and virtualization markets are inter-related and rapidly evolving. We experienced increased competition during 2011 and expect it to significantly intensify in the future. We compete with large and small vendors in different segments of the cloud computing, end-user computing and virtualization markets, and expect that new entrants will continue to enter the market and develop technologies that, if commercialized, may compete with our products.
We believe the key competitive factors in the cloud computing, end-user computing and virtualization markets include:

•	the level of reliability, interoperability and new functionality of product offerings;

•	the ability to provide comprehensive solutions, including management capabilities;

•	the ability to offer products that support multiple hardware platforms, operating systems, applications and application development frameworks;

•	the ability to deliver an intuitive end-user experience for accessing data, applications and services from a wide variety of end-user devices;

•	a proven track record of formulating and delivering a roadmap of compelling software and service capabilities;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	the ability to attract and maintain a large number of application developers for a given cloud ecosystem;

•	the ability to create and maintain partnering opportunities with hardware vendors, infrastructure software vendors and cloud service providers;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.
The cloud computing market is in a high state of flux with both established and new technology companies vying for thought leadership and market share. Currently, Amazon EC2, Microsoft Azure and emerging open source efforts present alternatives to VMware's hybrid cloud computing vision.
Microsoft is also our primary competitor for data center virtualization solutions. In 2011, Microsoft continued to release incremental improvements to its Hyper-V virtualization offering and System Center suite of virtualization management products and is expected to release another major version of Hyper-V in 2012. Microsoft's offerings are positioned to compete with our virtual infrastructure, virtualization management and some of our free data center product offerings.
We also compete with Citrix and its collaborations with Microsoft for end-user computing solutions and with companies whose virtualization products are based on emerging open source technologies. In addition, we compete with companies that take different approaches to virtualization. Furthermore, our VMware vSphere suites compete with products that provide high availability clustering, workload management and resource management.
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
Information technology companies are also increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions that can offer alternatives to our cloud computing, end-user computing and virtualization platform. In addition, competitors who have existing relationships with our current or prospective end users could integrate competitive capabilities into their existing products and make them available without additional charge. Many of our current and potential competitors have longer operating histories, greater name recognition, a larger customer base and significantly greater financial, technical, sales and marketing and other resources than we do.
Overall however, we believe our market position, large virtualization customer base, strong network of partners and indirect sales, broad and innovative solutions suite, and platform-agnostic approach position us to compete effectively.

Intellectual Property
As of December 31, 2011, more than 150 patents issued by the United States Patent and Trademark Office have been granted or assigned to us. We also have been granted or assigned patents from other countries. These patents cover various aspects of our server virtualization and other technologies. The granted United States patents will expire beginning in 2017, with the last patent expiring in 2030. We also have numerous pending United States provisional and non-provisional patent applications, and numerous pending foreign and international patent applications, that cover other aspects of our virtualization and other technologies.
We have federal trademark registrations in the United States for “VMWARE,” “VMWORLD,” “VMWARE FUSION,” “VMWARE VSPHERE,” “VMWARE VCLOUD,” “SPRINGSOURCE,” “HYPERIC,” “VMOTION,” “ZIMBRA,” “GEMSTONE” and numerous other trademarks. We have also registered trademarks in a number of foreign countries.
We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights and our brand.
We enforce our intellectual property rights in the United States and a number of foreign countries. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. United States patent filings are intended to provide the holder with a right to exclude others from making, using, offering to sell, selling or importing into the United States products covered by the claims of granted patents.
Our granted United States patents, and any future patents (to the extent they are issued), may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing these patents. Therefore, the exact effect of our patents and the other steps we have taken to protect our intellectual property cannot be predicted with certainty.
Employees
As of December 31, 2011, we had over 11,000 employees in offices worldwide, less than 5% of which were contracted through EMC. None of our employees are represented by labor unions, and we consider current employee relations to be good.
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
Available Information
Our website is located at http://www.vmware.com and our investor relations website is located at http://ir.vmware.com. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, all of which is made available free of charge, including:

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”);

•
announcements and webcasts of investor conferences, speeches and events at which our executives talk about our products, services and competitive strategies. Archives of these events are also available for a limited time;

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
Risks Related to Our Business
As the market for our computer virtualization products has matured, we have been increasingly developing and marketing products and services targeted toward the delivery, management and automation of information technology (“IT”) infrastructure, platforms and services through cloud-based solutions. If businesses do not find our cloud computing solutions compelling, our revenue growth and operating margins may decline.
Our products and services are based on computer virtualization and related technologies that have primarily been used for virtualizing on-premises data centers. As the market for data center virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the infrastructure for cloud-based computing, management and automation of the delivery of IT resources and end-user computing. We are also investing in the development of products and services for the emerging platform as a service, or “PaaS,” and software as a service, or “SaaS,” markets. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtualization-based infrastructure and management solutions for cloud computing, application development and end-user computing. Although the use of virtualization technologies on servers and in on-premises data centers has become broadly accepted for enterprise-level applications, the extent to which adoption of virtualization for cloud computing and end-user computing remains uncertain. Accordingly, as the market for our data center virtualization products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods and we expect our annual revenue growth rate in 2012 to decline from the growth rate of 32% experienced in 2011. In addition, to the extent that our newer cloud computing infrastructure management and automation, end-user computing, PaaS and SaaS solutions are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.
The virtualization, cloud computing, and end-user computing markets are inter-related and rapidly evolving. We experienced increased competition during 2011 and expect it to significantly intensify in the future. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products. Microsoft recently provided details regarding an upcoming major release of Windows Server, including a more advanced version of its Hyper-V virtualization product, that will continue its push into the virtualization market. Microsoft also has cloud-based computing offerings. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Red Hat has also released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have also indicated their intention to expand offerings of virtual management and cloud computing solutions.
We believe that the key competitive factors in the virtualization and cloud computing markets include:

•	the level of reliability, security and new functionality of product offerings;

•	the ability to provide comprehensive solutions, including management capabilities;

•	the ability to offer products that support multiple hardware platforms, operating systems, applications and application development frameworks;

•	the ability to deliver an intuitive end-user experience for accessing data, applications and services from a wide variety of end-user devices;

•	the proven track record of formulating and delivering a roadmap of virtualization and cloud computing capabilities;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	the ability to attract and preserve a large number of application developers to develop to a given cloud ecosystem;

•	the ability to create and maintain partnering opportunities with hardware vendors, infrastructure software vendors and cloud service providers;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.
Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization, end-user and cloud computing products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and has announced plans to offer built-in virtualization for future releases of the client version of Windows. As a result, existing VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required. Competitors may also leverage open source technologies to offer zero or low cost products capable of putting pricing pressure on our own product offerings. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings.
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
In fiscal year 2011, approximately 90% of our license revenues were from our cloud infrastructure and management solutions with the balance from our other solutions. Although we are continuing to develop other applications for our virtualization technology such as our cloud computing and end-user computing products, we expect that our data center virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

•	improved products or product versions being offered by competitors in our markets;

•	competitive pricing pressures;

•	failure to release new or enhanced versions of our data center virtualization products on a timely basis, or at all;

•	technological change that we are unable to address with our data center virtualization products or that changes the way enterprises utilize our products; and

•	general economic conditions.

Also, as more and more businesses achieve the virtualization of their data centers and other IT functions, the market for our VMware vSphere product line may become saturated. If we fail to introduce compelling new features in future upgrades to our VMware vSphere product line, develop new applications for our virtualization technology or provide product suites based on the VMware vSphere platform that address customer requirements for integration, automation and management of their IT systems, demand for VMware vSphere may decline.
Additionally, in connection with the announcement in July 2011 of our latest update to VMware vSphere, we announced a change to its pricing structure. We expect that the new pricing model, which we began to implement with the general availability of VMware vSphere 5 in the third quarter of 2011, better aligns with a cloud computing approach, whereby customers can align cost with actual use and value derived, rather than purely with hardware configurations and capacity. VMware vSphere 5 will continue to be licensed perpetually on a per processor basis. However, two physical constraints, core and physical RAM, were eliminated and replaced with a single virtualization-based entitlement of virtual memory, or vRAM, which can be shared across a large pool of servers. Although we believe that our new pricing structure is better suited to changing trends in enterprise utilization of IT resources as the industry shifts to a cloud computing model, if our customers react adversely to this pricing structure change, they may consider adopting the products of our competitors or we may need to further adjust our pricing model, resulting in reduced demand for or revenue from our data center virtualization products. Moreover, if our modeling of the impact of this change in pricing structure on payment streams from our customers proves to be inaccurate, our revenue and operating margins could be negatively affected.
Due to our product concentration, our business, results of operations, financial condition, and cash flows would therefore be adversely affected by a decline in demand for our data center virtualization products.
Our new product and technology initiatives subject us to additional business, legal and competitive risks.
Over the last several years, we have introduced new product and technology initiatives that aim to leverage our virtualization infrastructure software products into the emerging areas of cloud computing and end-user computing as alternatives to the provisioning of physical computing resources. In 2010, we introduced the first of our vCenter and vCloud products, which we combined in 2011 with our vShield security product to create our new Cloud Infrastructure and Management (CIM) Suite offering. Our CIM technologies are designed to facilitate the creation of secure private clouds. They also enable workload mobility with vSphere-compatible public cloud resources offered by our vCloud partners who are infrastructure as a service (“IaaS”) providers.
In connection with our 2009 acquisition of SpringSource, we announced our intention to use SpringSource solutions to extend VMware's strategy to deliver solutions in the emerging PaaS market and have since also acquired GemFire and RabbitMQ as part of our overall PaaS strategy. Additionally, SpringSource's current offerings and their underlying open source technology position us in the enterprise and web application development markets. In 2011, we announced CloudFoundry, a VMware-operated developer cloud service and a new open source PaaS project for the development of applications designed to utilize cloud computing.
Our 2010 acquisition of Zimbra extended our footprint to cloud-based email and collaboration services - a part of VMware's strategy to extend into the emerging SaaS market. In 2011, we expanded our SaaS offerings, as we acquired Socialcast and SlideRocket, which provide applications directed toward the collaborative development and sharing of user-generated content within the enterprise. In 2011, we also acquired Digital Fuel which provides IT financial and business management solutions and we acquired certain assets related to our parent company's Mozy cloud-based data storage and data services and entered into an agreement with EMC to operate the services on EMC's behalf. We have also continued to expand and enhance our end-user computing offerings, such as VMware View, and in 2011 announced that our first Horizon offerings, which include a mobile phone application, are expected to become available in 2012.
The expansion of our offerings to include IT management and automation, IaaS, PaaS and SaaS offerings subjects us to additional risks, such as the following:

•
These initiatives may present new and difficult technological challenges. Significant investments will be required to acquire and develop solutions to those challenges. End users may choose not to adopt our new product or service offerings and we may be unable to recoup or realize a reasonable return on our investments. In addition, some of our new initiatives are hosted by third parties whom we do not control but whose failure to prevent such disruptions, failures or breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur. Any transition of our services from a third party hosting service to our own data centers would also entail a risk of service disruption during a transition.

•	We may be subject to claims if customers of these service offerings experience service disruptions or failures, security breaches, data losses or other quality issues.

•	The success of these new offerings depends upon the cooperation of hardware, software and cloud hosting vendors to ensure interoperability with our products and offer compatible products and services to end users. If we are unable to obtain such cooperation, it may be difficult and more costly for us to achieve functionality and service levels that would make our new products and services attractive to end users.

•
We will need to develop and implement appropriate go-to-market strategies and train our sales force in order to effectively market offerings in product categories in which we may have less experience than our competitors. Accordingly, end users could choose competing products over ours, even if such offerings are less advanced than ours.

•
Our increasing focus on developing and marketing IT management and automation, IaaS, PaaS and SaaS offerings that enable customers to transform their IT systems will require a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we will need to develop new strategies for marketing and selling our offerings, our customers' purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

•
We will need to develop appropriate pricing strategies for our new product initiatives. For example, it has frequently been challenging for software companies to derive significant revenue streams from open source projects, such as certain of our PaaS offerings. Additionally, in some cases our new product initiatives are predicated on converting free and trial users to paying customers of the premium tiers of these services and therefore we must maintain a sufficient conversion ratio for such services to be profitable. Also, certain of our new product initiatives have a subscription model. We may not be able to accurately predict subscription renewal rates or their impact on results and because revenue is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results.

•
Our new products and services may compete with offerings from companies who are members of our developer and technology partner ecosystem. Consequently, we may find it more difficult to continue to work together productively on other projects and the advantages we derive from our ecosystem could diminish.

•
The cloud computing and virtualized end-user computing markets are in early stages of development. Other companies seeking to enter and develop competing standards for the cloud computing market, such as Microsoft, IBM, Oracle, Google and Amazon, and the end-user computing market, such as Citrix and Microsoft, have introduced or are likely to introduce their own initiatives that may compete with or not be compatible with our cloud and end-user computing initiatives which could limit the degree to which other vendors develop products and services around our offerings and end users adopt our platforms.

Additionally, our operating margins in our newer initiatives may be lower than those we have achieved in the markets we currently serve, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these risks were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.
Ongoing uncertainty regarding global economic conditions and the stability of regional financial markets may reduce information technology spending below current expectations and therefore adversely impact our revenues, impede end-user adoption of new products and product upgrades and adversely impact our competitive position.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, lowering prices for our products and services, reducing unit sales, reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products. The ongoing sovereign debt crisis in Europe threatens to suppress demand and our customers' access to credit in that region, which is an important market for our products and services. Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services have also made, or announced plans to make, spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
Some of our competitors have made acquisitions, entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. In 2011, Citrix Systems continued to invest in desktop virtualization marketing by continuing its close collaboration with Microsoft and acquired smaller players like Kaviza and Ringcube. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in 2011, Oracle brought to market integrated hardware and software solutions that utilized technologies from its 2010 acquisition of Sun Microsystems, and Microsoft and Hewlett-Packard continued their collaboration based on Microsoft's cloud computing and virtualization platforms. Hewlett-Packard and Cisco also joined the OpenStack effort, an effort to develop an open source solution for cloud computing. In 2011, Citrix announced its acquisition of Cloud.com, which offers an IaaS cloud services solution, and Red Hat continued to invest in the Open Virtualization Alliance (OVA) to bolster KVM as a direct competitor to VMware vSphere. On the PaaS front, Salesforce.com acquired Heroku in late 2010. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor's product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues.
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
In addition, factors that may affect our operating results include, among others:

•
general economic conditions in our domestic and international markets and the effect that these conditions have on our customers' capital budgets and the availability of funding for software purchases;

•	fluctuations in demand, adoption rates, sales cycles and pricing levels for our products and services;

•	fluctuations in foreign currency exchange rates;

•	changes in customers' budgets for information technology purchases and in the timing of their purchasing decisions;

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
Our success depends largely upon the continued services of our existing management. We are also substantially dependent on the continued service of our key development personnel for product innovation and timely development and delivery of upgrades and enhancements to our existing products. The market for expert software developers upon whom we rely has become increasingly competitive. We generally do not have employment or non-compete agreements with our existing management or development personnel and, therefore, they could terminate their employment with us at any time without penalty and could pursue employment opportunities with any of our competitors. Changes to management and key employees can also lead to additional unplanned losses of key employees. The loss of key employees could seriously harm our ability to release new products on a timely basis and could significantly help our competitors.
Our current research and development efforts may not produce significant revenues for several years, if at all.
Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues in 2010 and 2011, respectively. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
The markets for our software solutions are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing promises to be a disruptive technology that will alter the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to develop updated products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products to work with these systems and devices. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the migration of servers to quad-core and greater multi-core microprocessor technology also allows an end user with a given number of licensed copies of our software to more than double the number of virtualization machines run per server socket without having to purchase additional licenses from us. If any of the foregoing events were to occur, our ability to retain or increase market share and revenues in the virtualization software market could be materially adversely affected.
Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services and develop appropriate business and pricing models.
If we are unable to develop new products and services, integrate acquired products and services, enhance and improve our products and support services in a timely manner, or position and/or price our products and services to meet market demand, customers may not buy new software licenses from us, update to new versions of our software or renew product support. In addition, information technology standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas such as cloud computing.
New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected;

•	managing customers' transitions to new products, which can result in delays in their purchasing decisions;

•	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	entering into new or unproven markets with which we have limited experience;

•	tailoring our business and pricing models appropriately as we enter new markets and respond to competitive pressures and technological changes;

•	incorporating and integrating acquired products and technologies; and

•	developing or expanding efficient sales channels.
In addition, if we cannot adapt our business models to keep pace with industry trends, our revenues could be negatively impacted. For example, if we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. Additionally, we may fail to accurately predict subscription renewal rates or their impact on results, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. As we offer more products that depend on converting users of free services to users of premium services and as such services grow in size, our ability to maintain or improve and to predict conversion rates will become more important.
Breaches of our cybersecurity systems could degrade our ability to conduct our business operations and deliver products and services to our customers, delay our ability to recognize revenue, compromise the integrity of our software products, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third party contractors, and our business operations also depend, in part, on the success of our contractors' own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen;

•
our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored;

•	our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;

•
defects and security vulnerabilities could be introduced into our software products, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to further data loss and cyberincidents; and

•	personally identifiable data of our customers, employees and business partners could be lost.
Should any of the above events occur, we could be subject to significant claims for liability from our customers, regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personally identifiable or credit card information of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our financial performance and results of operations could be adversely affected.
Our products are highly technical and may contain errors, defects or security vulnerabilities which could cause harm to our reputation and adversely affect our business.
Our products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products. End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld and customers and channel partners may seek indemnification from us for their losses and those of their customers. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management's attention and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all; our business, financial condition and results of operations could be adversely impacted.
Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales operations and investments.
Revenues from customers outside the United States comprised approximately 52% of our total revenues in 2011 and 49% in 2010. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
Additionally, as we continue to expand our business globally, we will need to maintain compliance with legal and regulatory requirements covering the foreign activities of U.S. corporations, such as export control requirements and the Foreign Corrupt Practices Act, as well as with local regulatory requirements in non-U.S. jurisdictions. Our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. We expect a significant portion of our growth to occur in foreign countries, which can add to the difficulties in maintaining adequate management and compliance systems and internal controls over financial reporting and increase challenges in managing an organization operating in various countries.
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
Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product offerings, including our new product developments, may make it more difficult to introduce those products to end users and delay end-user adoption of our product offerings.
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for more than 10% of revenues during 2011, and we have experienced similar concentrations in prior periods. Our agreements with distributors are typically terminable by either party upon 30 to 90 days' prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Three of our distributors each accounted for more than 10% of revenues during 2011, and we have experienced similar concentrations in prior periods. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 47% of our total accounts receivable as of December 31, 2011 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
We may become involved in litigation and regulatory inquiries and proceedings that could negatively affect us.
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to patent, commercial, product liability, employment, class action, whistleblower and other matters. From time to time, we receive inquiries from government entities regarding the compliance of our contracting and sales practices with applicable regulations. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. While no formal legal proceedings that could have a material impact on our results of operations or financial condition have been taken, there can be no assurance that actions will not be taken in the future. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, it is possible that our business, results of operations or financial condition could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, demands or investigations.
Our business is subject to a variety of U.S. and international laws and regulations regarding data protection.
Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data. We collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our new product initiatives, our customers may use our services to store and process personal information and other user data. We post, on our website, our privacy policies and practices concerning our treatment of personal data. Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others which could have a material adverse effect on our business, results of operations and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines and penalties, a governmental order requiring that we change our data practices could result, which in turn could have a material adverse effect on our business. Compliance with such an order may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or we could be ordered to cease conducting the noncompliant activity.
In addition to government regulation, privacy advocacy and industry groups or other third parties may propose new and different self-regulatory standards that either legally or contractually apply to us or our customers. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.
Additionally, our virtualization technology is used by cloud computing vendors, and we have expanded our involvement in the delivery and provision of cloud computing through business alliances with various providers of cloud computing services and software and expect to continue to do so in the future. For example, in April 2011, we entered into an agreement with EMC to acquire certain assets relating to EMC's Mozy cloud-based data storage and data services, including certain data center assets and a license to certain intellectual property. We also entered into an operational support agreement with EMC pursuant to which we will take over responsibility for operating the Mozy service on behalf of EMC. The application of U.S. and international data privacy laws to cloud computing vendors is uncertain, and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against cloud computing providers who we may partner with. Accordingly, the failure to comply with data protection laws and regulations by our customers and business partners who provide cloud computing services could have a material adverse effect on our business.

If we fail to comply with our customer contracts or government contracting regulations, our business could be adversely affected.
Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, and local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurements regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. From time to time, we receive inquiries from government entities regarding the compliance of our contracting and sales practices with applicable regulations. While no formal legal proceedings that could have a material impact on our results of operations or financial condition have been taken, there can be no assurance that actions will not be taken in the future. If our customer contracts are terminated, if we are suspended from government work or fines or other government sanctions are imposed, or if our ability to compete for new contracts is adversely affected, we could suffer an adverse effect on our business, operating results or financial condition.
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
Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other information relating to our software, under trade secret and copyright laws. However, we have chosen to provide access to our hypervisor and other selected source code to more than 50 of our partners for co-development, as well as for open APIs, formats and protocols. Though we generally control access to our source code and other intellectual property, and enter into confidentiality or license agreements with such partners, as well as with our employees and consultants, this combination of procedural and contractual safeguards may be insufficient to protect our trade secrets and other rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.
We are, and may in the future be, subject to claims by others that we infringe their proprietary technology which could force us to pay damages or prevent us from using certain technology in our products.
Companies in the software and technology industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. This risk may increase as the number of products and competitors in our market increases and overlaps occur. In addition, as a well-known information technology company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties in connection with the use of our products. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or channel partners, which could negatively affect our results of operations.
Our use of “open source” software in our products could negatively affect our ability to sell our products and subject us to possible litigation.
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
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. Although we have received inquiries regarding open source license compliance for software used in our products, no formal proceedings that would have a material impact on our results of operations or financial condition have been taken. However, there can be no assurance that actions will not be taken in the future. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.
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
We offer a number of products, including our SpringSource, Zimbra and Cloud Foundry products under open source licenses that subject us to additional risks and challenges, which could result in increased development expenses, delays or disruptions to the release or distribution of those software solutions, and increased competition.
In September 2009, we completed our acquisition of SpringSource and, in February 2010, we completed our acquisition of Zimbra. In April 2011, we launched our Cloud Foundry PaaS offering. We offer each of the product offerings under open source licenses. Software solutions that are substantially or mostly based on open source software subject us to a number of risks and challenges:

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
The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product offerings and delay product sales. Economic downturns and uncertainty can also cause customers to add layers to their internal purchase approval processes, adding further time to a sales cycle. These factors can have a particular impact on the timing and length of our ELA sales cycles.
Additionally, our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occur in the last month, weeks and days of each quarter. Similarly, our yearly sales have historically reflected a disproportionate percentage of the year's sales in the fourth fiscal quarter. These patterns make prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increase the risk of unanticipated variations in financial condition and results of operations. We believe this uneven sales pattern is a result of many factors including the following:

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
We have acquired in the past and plan to acquire in the future other businesses, products or technologies. For example, 2011 we completed a number of acquisitions, including acquisitions of Digital Fuel, Neo Accel, Packet Motion, Shavlik, SlideRocket, Socialcast and WaveMaker. We also acquired certain assets from EMC's Mozy cloud-based data storage and data services and entered into an agreement with EMC to operate the services on EMC's behalf. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.
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
We have complied with Section 404 of the Sarbanes-Oxley Act of 2002 by assessing and testing our system of internal controls. Even though we concluded our system of internal controls was effective as of December 31, 2011, we need to continue to maintain our processes and systems and adapt them to changes as our business changes and we rearrange management responsibilities and reorganize our business accordingly. We may seek to automate certain processes to improve efficiencies and better ensure ongoing compliance but such automation may itself disrupt existing internal controls and introduce unintended vulnerability to error or fraud. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and as we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, if we are unable to continue to comply with Section 404, our non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our Class A common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our Class A common stock, which could reduce our stock price.

Problems with our information systems could interfere with our business that could adversely impact our operations.
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
For example, the U.S. federal R&D tax credit, which provided a significant reduction in our effective tax rate, has expired and is therefore not available to us for our tax years beginning after December 31, 2011. If the R&D tax credit is not renewed, our effective tax rate will increase.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or other act of God, could have a material adverse impact on our business, financial condition and results of operations. As we continue to grow internationally, increasing amounts of our business will be located in foreign countries that may be more subject to political or social instability that could disrupt operations. Furthermore, some of our new product initiatives and business functions are hosted and carried out by third parties that may be vulnerable to disruptions of these sorts, many of which may be beyond our control. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, can curtail the functioning of local offices as well as critical components of our information systems and adversely affect our ability to process orders, provide services, respond to customer requests and maintain local and global business continuity. Natural disasters that affect the manufacture of IT products, such as the 2011 flooding in Thailand, can also delay customer spending on our software, which is often coupled with customer purchases of new servers and IT systems. Furthermore, acts of terrorism or war could cause disruptions in our or our customers' business or the economy as a whole and disease pandemics could temporarily sideline a substantial part of our or our customers' workforce at any particular time. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment or availability of our products and services, our revenues would be adversely affected.

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
As of December 31, 2011, EMC owned 37,642,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.7% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.
If EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC prior to a distribution to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended (a “355 distribution”), those shares will automatically convert into Class A common stock. Additionally, if, prior to a 355 distribution, EMC's ownership falls below 20% of the outstanding shares of our common stock, all outstanding shares of Class B common stock will automatically convert to Class A common stock. Following a 355 distribution, shares of Class B common stock may convert to Class A common stock if such conversion is approved by VMware stockholders after the 355 distribution. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors.
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

•	consolidate or merge with any other entity;

•	acquire the stock or assets of another entity in excess of $100 million;

•	issue any stock or securities except to our subsidiaries or pursuant to our employee benefit plans;

•	establish the aggregate annual amount of shares we may issue in equity awards;

•	dissolve, liquidate or wind us up;

•	declare dividends on our stock;

•	enter into any exclusive or exclusionary arrangement with a third party involving, in whole or in part, products or services that are similar to EMC's; and

•	amend, terminate or adopt any provision inconsistent with certain provisions of our certificate of incorporation or bylaws.
If EMC does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed. EMC's voting control and its additional rights described above may discourage transactions involving a change of control of us, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. EMC is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of our Class A common stock and without providing for a purchase of any shares of Class A common stock held by persons other than EMC. Accordingly, shares of Class A common stock may be worth less than they would be if EMC did not maintain voting control over us nor have the additional rights described above.
In the event EMC is acquired or otherwise undergoes a change of control, any acquirer or successor will be entitled to exercise the voting control and contractual rights of EMC, and may do so in a manner that could vary significantly from EMC's historic practice.
By becoming a stockholder in our company, holders of our Class A common stock are deemed to have notice of and have consented to the provisions of our certificate of incorporation and the master transaction agreement with respect to the limitations that are described above.
Our business and that of EMC overlap, and EMC may compete with us, which could reduce our market share.
EMC and we are both IT infrastructure companies providing products related to storage management, back-up, disaster recovery, security, system management and automation, provisioning and resource management. There can be no assurance that EMC will not engage in increased competition with us in the future. In addition, the intellectual property agreement that we have entered into with EMC provides EMC the ability to use our source code and intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. EMC's rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where EMC holds a majority position and one or more of our competitors hold minority positions.
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
EMC's competition in certain markets may affect our ability to build and maintain partnerships.
Our existing and potential partner relationships may be affected by our relationship with EMC. We partner with a number of companies that compete with EMC in certain markets in which EMC participates. EMC's majority ownership in us might affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with EMC.
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
Beneficial ownership of at least 80% of the total voting power is required in order for EMC to affect a tax-free spin-off of VMware or certain other tax-free transactions. We have agreed that for so long as EMC or its successor-in-interest continues to own greater than 50% of the voting control of our outstanding common stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude EMC's or its successor-in-interest's ability to undertake a tax-free spin-off. Additionally, under our certificate of incorporation and the master transaction agreement we entered into with EMC, we must obtain the consent of EMC or its successor-in-interest, as the holder of our Class B common stock, to issue stock or other VMware securities, excluding pursuant to employee benefit plans (provided that we obtain Class B common stockholder approval of the aggregate annual number of shares to be granted under such plans), which could cause us to forgo capital raising or acquisition opportunities that would otherwise be available to us. As a result, we may be precluded from pursuing certain growth initiatives.
Third parties may seek to hold us responsible for liabilities of EMC, which could result in a decrease in our income.
Third parties may seek to hold us responsible for EMC's liabilities. Under our master transaction agreement with EMC, EMC will indemnify us for claims and losses' relating to liabilities related to EMC's business and not related to our business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot be certain that we will be able to recover the full amount of our losses from EMC.
Although we have entered into a tax sharing agreement with EMC under which our tax liabilities effectively will be determined as if we were not part of any consolidated, combined or unitary tax group of EMC Corporation and/or its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups.
We have historically been included in EMC's consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation and/or certain of its subsidiaries for state and local income tax purposes. Pursuant to our tax sharing agreement with EMC, we and EMC generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in EMC's consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation and/or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return.
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
Some of our directors own EMC common stock, restricted shares of EMC common stock or equity awards to acquire EMC common stock and hold management positions with EMC, which could cause conflicts of interests that result in our not acting on opportunities we otherwise may have.
Some of our directors own EMC common stock or equity awards to purchase EMC common stock. In addition, some of our directors are executive officers or directors of EMC, and EMC, as the sole holder of our Class B common stock, is entitled to elect 7 of our 8 directors. Ownership of EMC common stock, restricted shares of EMC common stock and equity awards to purchase EMC common stock by our directors and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. There can be no assurance that the provisions in our certificate of incorporation or the master transaction agreement will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC. As a result, we may be precluded from pursuing certain growth initiatives.
EMC's ability to control our board of directors may make it difficult for us to recruit independent directors.
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
EMC owns more than 50% of the total voting power of our common shares and, as a result, we are a “controlled company” under the New York Stock Exchange corporate governance standards. As a controlled company, we are exempt under the New York Stock Exchange standards from the obligation to comply with certain New York Stock Exchange corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of independent directors;

•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	for an annual performance evaluation of the nominating and governance committee and compensation committee.
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
The historical financial information covering the periods prior to our IPO in August 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during those historical periods. The historical costs and expenses reflected in our consolidated financial statements prior to 2008 include an allocation for certain corporate functions historically provided by EMC, including tax, accounting, treasury, legal and human resources services. Although we have transitioned most of these corporate functions to VMware personnel, in certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware's behalf related to these employees include a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs have been charged by EMC and are included as expenses in our consolidated statements of income. Our historical financial information is not necessarily indicative of what our financial position, results of operations or cash flows will be in the future if and when we contract at arm's length with independent third parties for the services we have received and currently receive from EMC. For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2011 and January 31, 2012, the closing trading price of our Class A common stock was very volatile, ranging between $74.81 and $107.75 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.
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
Additionally, broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general and technology companies in particular, also have often experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management's attention and resources.
If securities or industry analysts change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
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

•	the prohibition of cumulative voting in the election of directors or any other matters, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders' meeting;

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2011, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.(1)		Principal Use(s)
Palo Alto, CA	owned:	1,422,000	(2)	Executive and administrative offices, sales and marketing, R&D and data center
	leased:	243,000
North and Latin American region (excluding Palo Alto, CA)	leased:	561,000	(3)	Administrative offices, sales and marketing, R&D and data center
Asia Pacific region	leased:	451,000		Administrative offices, sales and marketing, R&D and data center
Europe, Middle East and Africa region	leased:	294,000		Administrative offices, sales and marketing, R&D and data center

(1)	Of the total square feet owned or leased, approximately 793,000 square feet were under construction as of December 31, 2011.

(2)	Represents all of the right, title and interest purchased in a ground lease covering the property and improvements located at VMware’s Palo Alto, California campus.

(3)	Includes leased space for a Washington data center facility, for which VMware is considered to be the owner for accounting purposes.
In 2011, VMware purchased all of the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware’s existing Palo Alto, California campus for $225.0 million. Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the new property with the Board of Trustees of the Leland Stanford Junior University (“Stanford”), the lessor of both the new property and VMware’s existing campus. VMware will possess the title to the interest and buildings during the duration of the lease and has the right to develop additional square footage on the new parcel. Upon termination of the lease, all title will revert to Stanford. The term of the amended and restated

ground lease will expire in 2046. As of December 31, 2011, 730,000 square feet remained under construction at this campus. See Note G to the consolidated financial statements for further information.
We believe that our current facilities, including those under construction at our expanded headquarters, are suitable for our current employee headcount and will sustain us through 2012, but we intend to add new facilities or expand existing facilities as we add employees and expand our operations. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
See Note L to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of legal proceedings. See also the risk factor entitled “We may become involved in litigation that could negatively affect us” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names of executive officers and their ages as of February 17, 2012, are as follows:

Name	Age	Position(s)
Paul A. Maritz	56	Chief Executive Officer and Director
Carl M. Eschenbach	45	Co-President, Customer Operations
T. Tod Nielsen	46	Co-President, Application Platform
Mark S. Peek	54	Chief Financial Officer and Co-President, Business Operations
S. Dawn Smith	48	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Betsy B. Sutter	51	Senior Vice President, Human Resources
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
Carl M. Eschenbach was appointed Co-President, Customer Operations of VMware in January 2011. Mr. Eschenbach served as VMware’s Executive Vice President of Worldwide Field Operations from May 2005 to January 2011. Prior to joining VMware in 2002, he was Vice President of North America Sales at Inktomi from 2000 to 2002. He also held various sales management positions with 3Com Corporation, Lucent Technologies Inc. and EMC.
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

	Market Prices
	High	Low
Year ended December 31, 2011
First Quarter	$97.61	$74.04
Second Quarter	102.74	77.76
Third Quarter	111.43	76.70
Fourth Quarter	104.38	74.69
Year ended December 31, 2010
First Quarter	$54.99	$41.09
Second Quarter	73.10	51.23
Third Quarter	89.18	61.17
Fourth Quarter	91.95	71.04
Holders
We had 83 holders of record of our Class A common stock, and one holder of record, EMC Corporation (“EMC”), of our Class B common stock as of February 17, 2012.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Issuer purchases of Class A common stock during the quarter ended December 31, 2011:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)(3)(4)
October 1 – October 31, 2011	656,885	$82.89	415,552	$85,374,646
November 1 – November 30, 2011	143,200	92.86	—	85,374,646
December 1 – December 31, 2011	279,800	90.42	—	85,374,646
	1,079,885	86.16	415,552

(1)
Includes 664,333 shares purchased by EMC in open market transactions. In the three months ended March 31, 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(2)
In February 2011, a committee of our Board of Directors authorized the repurchase of up to $550.0 million of VMware's Class A common stock through the end of 2012 (the “VMware 2011 Repurchase Authorization”). Stock has, and may in the future be, purchased pursuant to the VMware 2011 Repurchase Authorization, from time to time, in the open market or through private transactions, subject to market conditions. In the three months ended December 31, 2011, we repurchased in open market transactions and retired 415,552 shares of our Class A common stock at a weighted-average price of $84.90 per share for an aggregate purchase price of $35.3 million. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(3)	Represents the amount remaining in the VMware Repurchase Program as of the end of each month.

(4)	Amounts do not include potential purchases by EMC.
Use of Proceeds
None.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on August 14, 2007 (the date our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2011, assuming an initial investment of $100. While the IPO price of our common stock was $29.00 per share, the graph assumes the initial value of our common stock on August 14, 2007 was the closing sales price of $51.00 per share. Subsequent to our initial public offering in August 2007, we have not declared or paid cash dividends on our common stock, while the data for the S&P 500 Index and the S&P 500 Systems Software Index assume reinvestment of dividends.

Comparison of Cumulative Total Return
$200
$150
$100
$50
$0
8/14/07
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
VMware, Inc.
S&P 500 Index
S&P 500 Systems Software Index

	Base Period 8/14/07	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
VMware, Inc.	$100.00	$166.65	$46.45	$83.10	$174.33	$163.12
S&P 500 Index	100.00	103.83	65.42	82.73	95.19	97.20
S&P 500 Systems Software Index	100.00	121.87	76.12	114.99	120.51	108.52
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

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Summary of Operations:
Revenues:
License	$1,841,169	$1,401,424	$1,029,442	$1,178,142	$905,368
Services	1,925,927	1,455,919	994,495	702,885	420,443
Total revenues	$3,767,096	$2,857,343	$2,023,937	$1,881,027	$1,325,811
Operating income	$735,171	$427,993	$219,295	$312,525	$235,341
Net income	723,936	357,439	197,098	290,133	218,137
Net income per weighted average share, basic, for Class A and Class B	$1.72	$0.87	$0.50	$0.75	$0.62
Net income per weighted average share, diluted, for Class A and Class B	$1.68	$0.84	$0.49	$0.73	$0.61
Weighted average shares, basic, for Class A and Class B	421,188	409,805	394,269	385,068	350,493
Weighted average shares, diluted, for Class A and Class B	431,750	423,446	399,776	397,185	359,189

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and short-term investments (1)	$4,512,206	$3,323,640	$2,513,821	$1,840,812	$1,231,168
Working capital(1)	3,276,266	2,508,503	1,888,438	1,510,338	935,162
Total assets(1)	8,680,808	6,797,319	5,066,984	3,839,205	2,695,700
Long-term obligations(2)	450,000	450,000	450,000	450,000	450,000
Stockholders’ equity(1)(2)	4,770,282	3,808,443	2,742,951	2,070,067	1,340,617
Cash Flow Data:
Net cash provided by operating activities	$2,025,633	$1,174,389	$985,616	$800,131	$552,436
Free cash flows(3)	1,946,047	1,202,002	839,844	603,411	235,742

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
Overview
Our primary source of revenues is the licensing of virtualization and virtualization-based cloud infrastructure solutions and related support and services for use by businesses and organizations of all sizes and across numerous industries in their information technology (“IT”) infrastructure.
We have developed a multi-channel distribution model to expand our global presence and to reach various segments of the industry. In 2011, we derived over 85% of our sales from our channel partners, which include distributors, resellers, system vendors and systems integrators. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user customer. Our sales force works collaboratively with our channel partners to introduce them to customers and new sales opportunities. As we expand geographically, we expect to continue to add additional channel partners.
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
We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction of VMware vSphere in 2009, we have introduced more products that build on the vSphere foundation, including VMware vSphere 5 and a comprehensive suite of cloud infrastructure technologies, as well as VMware View 5. We plan to continue to introduce additional products in the future. We have made, and expect to continue to make, acquisitions designed to strengthen our product offerings or extend our strategy to deliver solutions that can be hosted at customer data centers or at service providers.
Our current financial focus is on long-term revenue growth to generate free cash flows to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, desktop computers and cloud computing through a combination of internal development and acquisitions. See “Non-GAAP Financial Measures” for further information on free cash flows. In evaluating our results, we also focus on operating margin excluding certain expenses which are included in our total operating expenses calculated in accordance with GAAP. The expenses excluded are stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses consisting of employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. We believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment.
Although our customers continue to adopt our product platform as a strategic investment that improves efficiency and flexibility for their business and enables substantial cost savings, we remain cautious about the macroeconomic environment. The volatility we are observing in both the world economy and individual sovereign nations may impact IT spending and demand for our products and services in 2012. We expect to continue to manage our resources prudently, while making key investments in support of our long-term growth objectives.
Income Statement Presentation
As we operate our business in one operating segment, our revenues and operating expenses are presented and discussed at the consolidated level.
As a consequence of the timing differences in the recognition of license revenues and software maintenance revenues, variability in operating margin can result from differences between when we quote and contract for our services and when the cost is incurred. Variability in operating margin can also result when we recognize previously unearned foreign denominated software maintenance and license revenues in future periods. Due to our use of the U.S. Dollar as our functional currency, unearned revenue remains at its historical rate when recognized into revenue while our operating expenses in future periods are based upon the foreign exchange rates at that time.
Sources of Revenues
License revenues
Our license revenues consist of revenues earned from the licensing of our software products. These products are generally licensed on a perpetual basis. License revenues are recognized when the elements of revenue recognition for the licensed software are complete, generally upon electronic shipment of the software. The revenues allocated to the software license included in multiple-element contracts represent the residual amount of the contract after the fair value of the other elements has been determined. While some of our products are licensed on a subscription basis, subscription license revenues are not a material part of our business.
Pricing models have generally been based upon the physical infrastructure, such as the number of physical desktop computers or server processors, on which our software runs. We have recently begun to base pricing for some of our products on virtual, rather than purely physical, entitlements, while continuing to license such products on a perpetual basis. We believe that this new pricing model better aligns with the shift to virtual and cloud-based IT environments by enabling customers to align cost with actual use and value derived, rather than purely with hardware configurations and capacity. Effective in the third quarter of 2010, we began pricing certain of our management solutions on a per-virtual-machine basis. In the third quarter of 2011, we revised the pricing model for VMware vSphere 5 effective with its general availability. VMware vSphere 5 will continue to be licensed perpetually on a per-processor basis. The two physical constraints, core and physical RAM, have been eliminated, however, and replaced with a single virtualization-based entitlement of virtual memory, or vRAM, which can be shared across a large pool of servers.
Software maintenance revenues
Software maintenance revenues are recognized ratably over the contract period. Our contract periods typically range from one to five years and include renewals of software maintenance sold after the initial software maintenance period expires. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts. Customers receive various types of technical support based on the level of support purchased. Customers who are party to software maintenance agreements with us are entitled to receive product updates and upgrades on a when-and-if-available basis.
Professional services revenues
Professional services include solution design, implementation and training. Professional services are not considered essential to the functionality of our products, as these services do not alter the product capabilities and may be performed by our customers or by other vendors. Professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours incurred and estimated hours of completion. Professional services engagements that are on a time and materials basis are recognized based on hours incurred. Revenues on all other professional services engagements are recognized upon completion. Our professional services may be sold with software products or on a stand-alone basis. VSOE of fair value for professional services is based upon the standard rates we charge for such services when sold separately.
Operating Expenses
Cost of license revenues
Our cost of license revenues principally consist of the amortization of capitalized software development costs and of intangibles, as well as royalty costs in connection with technology licensed from third-party providers and the cost of fulfillment of our software. The cost of fulfillment of our software includes product packaging, personnel costs and related overhead associated with the physical and electronic delivery of our software products.
 Cost of services revenues
Our cost of services revenues include the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services.
Research and development expenses
Our research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancement of our existing software offerings, net of amounts capitalized.

Sales and marketing expenses
Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and certain marketing initiatives, including our annual VMworld conferences in the U.S. and Europe. Sales commissions are generally earned and expensed when a firm order is received from the customer and may be expensed in a period other than the period in which the related revenue is recognized.
General and administrative expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our facilities, finance, human resources, IT infrastructure and legal departments, as well as expenses related to corporate costs and initiatives.
Results of Operations
Revenues
Our revenues in the years ended 2011, 2010 and 2009 were as follows:

	For the Year Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues:
License	$1,841.2	$1,401.4	$1,029.4	31%	36%
Services:
Software maintenance	1,640.4	1,217.0	823.8	35	48
Professional services	285.5	238.9	170.7	20	40
Total services	1,925.9	1,455.9	994.5	32	46
	$3,767.1	$2,857.3	$2,023.9	32	41
Revenues:
United States	$1,824.2	$1,452.7	$1,039.0	26%	40%
International	1,942.9	1,404.6	984.9	38	43
	$3,767.1	$2,857.3	$2,023.9	32	41
Total revenues were $3,767.1 in 2011, $2,857.3 in 2010 and $2,023.9 in 2009, representing year-over-year increases of $909.8 or 32% in 2011 and $833.4 or 41% in 2010.
In both 2011 and 2010, we saw growth in license and services revenues, and growth in the United States and internationally, as compared with their respective prior years.
License Revenues
Software license revenues were $1,841.2 in 2011, $1,401.4 in 2010 and $1,029.4 in 2009, representing a year-over-year increase of $439.7 or 31% in 2011 and a year-over-year increase of $372.0 or 36% in 2010. License revenues benefited in 2011 primarily due to strong global demand for vSphere and continued growing interest in our end-user computing and management solutions. In 2010 as compared with 2009, license revenues benefited from the improving macroeconomic environment, resulting in strong customer demand for the vSphere platform and growing interest in our end-user computing and management solutions.
We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly by us and through certain channel partners. ELAs are a core element to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application platform products, our end-user computing products and our cloud infrastructure and management products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately and the remainder is deferred and primarily recognized as software maintenance revenues in future periods. In addition, ELAs typically include an initial maintenance period that is longer than other types of license sales.
In 2011, we observed an increase in the volume of our ELAs as compared with 2010 due to growing customer interest, as well as strong renewals from existing ELA customers. In 2010, we observed an increase in the volume of our ELAs as compared with 2009 due in part to growing international customer interest as well as the improved economic environment. In addition, in 2011 and 2010, a large number of customers included additional license purchases with their ELA renewals, which had an average maintenance term of three years. Renewed ELAs typically include additional products and upgrades, as well expanded use of originally purchased products within the customer's environment, as compared with the initial ELA.
Services Revenues
Services revenues were $1,925.9 in 2011, $1,455.9 in 2010 and $994.5 in 2009, representing a year-over-year increase of $470.0 or 32% in 2011 and $461.4 or 46% in 2010. The increase in services revenues during 2011 and 2010 was primarily attributable to growth in our software maintenance revenues.
Software maintenance revenues were $1,640.4 in 2011, $1,217.0 in 2010 and $823.8 in 2009, representing a year-over-year increase of $423.3 or 35% in 2011 and $393.3 or 48% in 2010. In 2011 and 2010, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In 2011, 2010, and 2009, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.
Professional services revenues were $285.5 in 2011, $238.9 in 2010 and $170.7 in 2009, representing a year-over-year increase of $46.7 or 20% in 2011 and $68.2 or 40% in 2010. In 2011 and 2010, professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our solutions to independently provide professional services to our customers, we do not expect our professional services revenues to constitute an increasing component of our revenue mix. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.
Revenue Growth in Constant Currency
We have invoiced and collected in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions since May 2009. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. Dollar as our functional currency, unearned revenues for orders booked in currencies other than U.S. Dollars are converted into U.S. Dollars at the exchange rate in effect for the month in which each order is booked. We calculate constant currency on license revenues recognized during the current period that were originally booked in currencies other than U.S. Dollars by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable period. We do not calculate constant currency on services revenues, which include software maintenance revenues and professional services revenues.
In 2011, the year-over-year growth in license revenues measured on a constant currency basis was 30% compared with 31% as reported. The year-over-year growth in total revenues in 2011 measured on a constant currency basis was 31% compared with 32% as reported. Given that we began to invoice and collect in currencies other than the U.S. Dollar during the second quarter of 2009, we are not able to calculate a full year-over-year impact of foreign currency fluctuations on our revenues for 2010 as compared with 2009.
Unearned Revenues
Our unearned revenues as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Unearned license revenues	$389.2	$267.1
Unearned software maintenance revenues	2,133.5	1,461.3
Unearned professional services revenues	185.7	131.7
Total unearned revenues	$2,708.4	$1,860.1

The complexity of our unearned revenues has increased over time as a result of acquisitions, an expanded product portfolio and a broader range of pricing and packaging alternatives. As of December 31, 2011, total unearned revenues increased by $848.3 or 46% to $2,708.4 from $1,860.1 at December 31, 2010. This increase was primarily due to growth in unearned software maintenance revenues, attributable to our growing base of maintenance contracts.
Unearned license revenues are recognized either ratably or upon the delivery of existing products, future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions as a strategy to improve awareness of our emerging products. To the extent promotional products have not been delivered and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. Unearned software maintenance revenues are recognized ratably over terms from one to five years with a weighted-average remaining term at December 31, 2011 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered. We believe our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.
Operating Expenses
Information about our operating expenses in the years ended 2011, 2010 and 2009 is as follows:

	For the Year Ended December 31, 2011
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$74.9	$1.6	$84.7	$46.2	$207.4
Cost of services revenue	384.9	23.4	—	6.3	414.6
Research and development	661.9	174.3	(74.0)	12.9	775.1
Sales and marketing	1,222.8	95.7	—	15.8	1,334.3
General and administrative	256.2	40.2	—	4.1	300.5
Total operating expenses	$2,600.7	$335.2	$10.7	$85.3	$3,031.9
Operating income					$735.2
Operating margin					19.5%

	For the Year Ended December 31, 2010
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$52.4	$1.7	$99.5	$23.9	$177.5
Cost of services revenue	292.3	18.5	—	5.5	316.3
Research and development	537.8	164.4	(60.7)	11.5	653.0
Sales and marketing	931.7	73.1	—	8.5	1,013.3
General and administrative	230.1	34.0	—	5.2	269.3
Total operating expenses	$2,044.3	$291.7	$38.8	$54.6	$2,429.4
Operating income					$428.0
Operating margin					15.0%

	For the Year Ended December 31, 2009
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$30.8	$1.3	$82.9	$11.7	$126.7
Cost of services revenue	217.7	14.9	—	0.4	233.0
Research and development	441.6	121.8	(68.6)	1.8	496.6
Sales and marketing	675.5	58.6	—	2.3	736.4
General and administrative	174.6	34.9	—	2.4	211.9
Total operating expenses	$1,540.2	$231.5	$14.3	$18.6	$1,804.6
Operating income					$219.3
Operating margin					10.8%

(1)
Core operating expenses is a non-GAAP financial measure that excludes stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses from our total operating expenses calculated in accordance with GAAP. The other expenses excluded are employer payroll taxes on employee stock transactions, amortization of acquired intangible assets and acquisition-related items. See “Non-GAAP Financial Measures” below for further information.

Operating margins increased from 15.0% in 2010 to 19.5% in 2011 and increased from 10.8% in 2009 to 15.0% in 2010. The increases in our operating margins in 2011 and 2010 compared with their respective prior years primarily related to the increases in our revenues, which outpaced the increases in our expenses. In evaluating our results, we focus on core operating expenses. We believe that our core operating expenses reflect our business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above.
Core Operating Expenses
The following discussion of our core operating expenses and the components comprising our core operating expenses highlights the factors that we focus on when evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses, which consist of employer payroll taxes on employee stock transactions, amortization of acquired intangible assets and acquisition-related items.
Core operating expenses increased by $556.4 or 27% in 2011 compared with 2010 and by $504.1 or 33% in 2010 compared with 2009. As quantified below, these increases were primarily due to increases in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training. The increases in employee-related expenses for both periods were largely a result of an increase in headcount of over 2,000 employees during 2011, driven by strategic hiring, business growth and business acquisitions. A portion of our core operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Core operating expenses were negatively impacted by $48.2 in 2011 and by $4.1 in 2010, as compared with their respective prior years, due to the effect of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies.
Cost of License Revenues
Core operating expenses in cost of license revenues increased by $22.4 or 43% in 2011 compared with 2010 and by $21.6 or 70% in 2010 compared with 2009. The increases were primarily due to increases of $11.3 and $19.2, respectively, in royalty and licensing costs for technology licensed from third-party providers that is used in our products. Additionally, cost of license revenues increased by $7.6 in 2011 for IT development costs.
Cost of Services Revenues
Core operating expenses in cost of services revenues increased by $92.5 or 32% in 2011 compared with 2010 and by $74.6 or 34% in 2010 compared with 2009. The increase in 2011 was primarily due to growth in employee-related expenses of $48.3, which was largely driven by incremental growth in headcount, as well as an increase in expenses of $16.2 for IT development costs. Additionally, our third-party professional services costs increased by $13.1 to provide technical support and professional services primarily in connection with increased services revenues. Fluctuations in the exchange rate between the U.S. Dollar and foreign currencies also contributed $9.4 to the overall increase in costs of services revenues. The increase in 2010 was primarily due to growth in employee-related expenses of $41.1, which was largely driven by incremental growth in headcount, as well as an increase in third-party professional services costs of $19.1 to provide professional services and training, primarily associated with increased services revenues.
Research and Development Expenses
Core operating expenses for R&D increased by $124.1 or 23% in 2011 compared with 2010 and by $96.2 or 22% in 2010 compared with 2009. The increases in 2011 and 2010 were primarily due to growth in employee-related expenses of $95.0 and $80.3, respectively, which were primarily driven by incremental growth in headcount.
Sales and Marketing Expenses
Core operating expenses for sales and marketing increased by $291.2 or 31% in 2011 compared with 2010 and by $256.2 or 38% in 2010 compared with 2009. The increase in 2011 was primarily due to growth in employee-related expenses of $168.8, driven by incremental growth in headcount and by higher commission expense due to increased sales volumes. Additionally, the costs of marketing programs increased by $33.3 and travel and entertainment expense increased by $18.0 in support of our expanding markets and sales efforts. The negative impact of $30.5 from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies further contributed to the increase. The increase in 2010 was primarily due to growth in employee-related expenses of $159.3 driven by incremental headcount from strategic hiring and business acquisitions as well as by higher commission expense due to increased sales volumes. In support of our expanding markets and sales efforts, the costs of marketing programs increased by $36.9, and travel and entertainment expense increased by $19.9. We also incurred additional expenses of $20.6 for IT infrastructure development to support revenue growth, as well as consulting projects.
General and Administrative Expenses
Core operating expenses for general and administrative increased by $26.1 or 11% in 2011 compared with 2010 and by $55.5 or 32% in 2010 compared with 2009. The increase in 2011 was primarily due to an increase of $27.5 related to employee-related expenses primarily due to incremental growth in headcount. The increase in 2010 was primarily due to an increase of $21.2 related to corporate expenses, including contributions to our charitable foundation and legal fees. Also contributing to the increase in expenses in 2010 was depreciation and equipment expenses of $11.3 and employee-related expenses of $10.9 due to the incremental growth in headcount.
Stock-Based Compensation Expense

	For the Year Ended December 31,
	2011	2010	2009
Stock-based compensation, excluding amounts capitalized	$335.2	$291.7	$231.5
Stock-based compensation capitalized	12.4	10.9	14.9
Stock-based compensation, including amounts capitalized	$347.6	$302.6	$246.4
Stock-based compensation expense was $347.6 in 2011, $302.6 in 2010 and $246.4 in 2009, representing year-over-year increases of $45.0 and $56.2, respectively. The increase in stock-based compensation expense in 2011 over 2010 was primarily due to an increase of $74.3 from new awards issued to our existing employees both in the second half of 2010 and the second quarter of 2011, as well as an increase of $32.9 for awards made to new employees. These increases were partially offset by a decrease of $71.7 primarily related to fully vested grants. The increase in stock-based compensation expense in 2010 over 2009 was primarily due to an increase of $29.9 for grants made to new employees in 2010, an increase of $28.2 from new awards made to our existing employees, and an increase of $20.8 from equity awards issued in connection with the acquisition of SpringSource late in the third quarter of 2009. These increases were offset in part by a decrease of $20.8 primarily related to fully vested grants.
Stock-based compensation is recorded to each operating expense category based upon the function of the employee to whom the stock-based compensation relates and fluctuates based upon the value and number of awards granted. Compensation philosophy varies by function, resulting in different weightings of cash incentives versus equity incentives. As a result, functions with larger cash-based components, such as sales commissions, will have comparatively lower stock-based compensation expense than other functions.
As of December 31, 2011, the total unamortized fair value of our outstanding equity-based awards held by our employees was approximately $622.9 and is expected to be recognized over a weighted-average period of approximately 1.6 years.
Capitalized Software Development Costs, Net
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product's technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established and as our business, products and go-to-market strategy have evolved, we have continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that VMware's go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, we expect our products to be available for general release soon after technological feasibility has been established. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. In the fourth quarter of 2011, all software development costs were expensed as incurred.
Our R&D expenses and amounts that we have capitalized as software development costs may not be comparable to our peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Additionally, future changes in our judgment as to when technological feasibility is established, or additional changes in our business, including our go-to-market strategy, could materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability was to increase again in the future, the amount of capitalized costs would likely increase.

In 2011, 2010 and 2009, we capitalized $86.4 (including $12.4 of stock-based compensation), $71.6 (including $10.9 of stock-based compensation) and $83.5 (including $14.9 of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expense on our accompanying consolidated statements of income. Capitalized software development costs increased by $14.7 in 2011 as compared with 2010 primarily due to an increase of $52.8 for the development of VMware vSphere 5 year-over-year, which was partially offset by a decrease of $39.7 due to the timing of when certain products, including prior versions of vSphere, reached technological feasibility. The change in our go-to-market strategy and resulting decrease in the length of time between technological feasibility of our products and the date those products are available for general release to customers did not materially impact the amount of software development costs we capitalized in 2011. Capitalized software development costs decreased by $10.1 in 2010 as compared with 2009 primarily due to the timing of when products reached technological feasibility. In future periods, we expect our software development costs to be recorded as R&D expense as incurred due to the aforementioned change in our go-to-market strategy.
In 2011, 2010 and 2009, amortization expense from capitalized software development costs were $84.7, $99.5 and $82.9, respectively. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. The decrease in amortization of software development costs of $14.8 in 2011 as compared with 2010 was primarily due to a net decrease of $25.6 related to the amortization of prior versions of vSphere, which was partially offset by an increase of $16.0 related to the general release of VMware vSphere 5.0 in the second half of 2011. The increase in the amortization of software development costs of $16.6 in 2010 compared with 2009 was primarily due to the general release of VMware vSphere 4.0 in the second quarter of 2009 and the subsequent release of version 4.1 in the third quarter of 2010. This resulted in an increase in amortization of $36.2 in 2010 as compared with 2009 that was partially offset by $22.8 of amortization for certain capitalized projects that were fully amortized prior to the end of 2009. In future periods, we expect our amortization expense from capitalized software development costs to decline as software development costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy.
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
Other operating expenses were $85.3 in 2011, $54.6 in 2010 and $18.6 in 2009, representing an increase of $30.7 in 2011 and an increase of $35.9 in 2010. The increase in 2011 was primarily due to additional intangible amortization of $29.8, primarily resulting from new acquisitions, of which $22.3 was recorded to costs of license revenues on our income statement. The increase in 2010 was primarily due to additional intangible amortization of $20.6, primarily resulting from new acquisitions, of which $12.1 was recorded to costs of license revenues on our income statement. Additionally, in 2010, there was an increase of $13.4 in employer payroll taxes on employee stock transactions, which was driven by the increase in the market value of our stock and the number of awards exercised, sold or vested.
Investment Income
Investment income increased by $9.5 to $16.2 in 2011 from $6.6 in 2010 and decreased by $1.6 to $6.6 in 2010 from $8.2 in 2009. Investment income primarily consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. Investment income increased in 2011 as compared with 2010 primarily due to an increase in the average rate of interest earned on our portfolio as a result of our shift from a cash and cash equivalents portfolio primarily invested in money market funds to a short-term investment portfolio of fixed income securities. We began investing in fixed income securities in the second quarter of 2010 in order to achieve investment returns in line with our objectives of principal preservation and risk management. Additionally, investment income increased in 2011 due to increased cash equivalent and short-term investment balances available for investment. The decrease in investment income in 2010 compared with 2009 was not material.
Other Income (Expense), Net
Other income, net of $47.0 in 2011 changed by $61.2 as compared with other expense, net of $14.2 in 2010. Other expense, net of $14.2 in 2010 changed by $17.1 from other income, net of $2.9 in 2009. The change in 2011 compared with 2010 was primarily due to a $56.0 gain recognized on the sale of our investment in Terremark Worldwide, Inc. in 2011. The change in 2010 compared with 2009 was primarily due to $8.2 of foreign exchange loss from the net impact of underlying foreign currency exposure and foreign currency forward contracts, as well as a gain of $5.9 recognized in 2009 from the remeasurement to fair value of a previously held equity interest in SpringSource in connection with our acquisition of SpringSource.

Income Tax Provision
Our effective tax rate for 2011 was 8.9% as compared with 14.2% for 2010 and 11.8% for 2009. The lower effective tax rate in 2011 as compared to 2010 was primarily attributable to (i) a favorable impact of 3.1% resulting from a shift in the mix of income before tax from the U.S. to international jurisdictions primarily resulting from how certain expenses are allocated to our world-wide subsidiaries, (ii) a favorable impact of 2.6% resulting from a decrease in unrecognized tax positions relative to income before income tax primarily due to audit settlements, and (iii) a favorable impact of 1.7% resulting from the finalization of the 2010 tax returns related to changes in estimates in how certain expenses are allocated to our world-wide subsidiaries and a change in estimate in the U.S. federal research tax credit calculation. These favorable changes were partially offset by an unfavorable impact of 1% from a decrease in the U.S. state deferred tax assets due to a decrease in our future effective state tax rate. The increase in effective tax rate to 14.2% in 2010 from 11.8% in 2009 was primarily attributable to a jurisdictional shift of income from lower-tax jurisdictions to the U.S., which was partially offset by a decrease in unrecognized tax positions relative to income before income tax.
Our rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective tax rate. As of December 31, 2011, our total cash, cash equivalents, and short-term investments were $4,512.3 of which $2,072.0 were held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We will meet our U.S. liquidity needs through ongoing cash flows generated from our U.S. operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto.
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business, regulations, or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax. The 2012 tax rate is expected to be higher than the fiscal year 2011 tax rate primarily due to the expectation that the amount of benefit related to unrecognized tax positions released during 2012 will be lower than the amount released during 2011, relative to income before income tax, and due to the expiration of the federal R&D credit on December 31, 2011. The effective tax rate for fiscal year 2012 is based upon the income for the year, the composition of the income in different countries, and adjustments, if any, for the potential tax consequences related to the resolution of audits or changes in uncertain tax positions. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States.
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
We have been included in the EMC consolidated group for U.S. federal income tax purposes, and expect to continue to be included in such consolidated group for periods in which EMC owns at least 80% of the total voting power and value of our outstanding stock as calculated for U.S. federal income tax purposes. The percentage of voting power and value calculated for U.S. federal income tax purposes may differ from the percentage of outstanding shares beneficially owned by EMC due to the greater voting power of our Class B common stock as compared to our Class A common stock and other factors. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Should EMC's ownership fall below 80% of the total voting power or value of our outstanding stock in any period, then we would no longer be included in the EMC consolidated group for U.S. federal income tax purposes, and thus we would no longer be liable in the event that any income tax liability was incurred, but not discharged, by any other member of the EMC consolidated group. Additionally, our U.S. federal income tax would be reported separately from that of the EMC consolidated group.
Our Relationship with EMC
As of December 31, 2011, EMC owned 37,642,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.7% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.
In April 2011, we acquired certain assets relating to EMC’s Mozy cloud-based data storage and data services, including certain data center assets and a license to certain intellectual property, for approximately $8.0. We also entered into an operational support agreement with EMC pursuant to which we took over responsibility to operate the Mozy service on behalf of EMC. We hired more than 300 Mozy employees and, pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs, are reimbursed to us by EMC. On the consolidated statements of income, such amounts were approximately $39.0 in 2011, including a markup of $2.8, and were recorded as a reduction to the costs we incurred. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services, and continues to recognize revenue from such products and services. As such, the assets acquired from EMC did not constitute a business and were accounted for as an asset purchase between entities under common control pursuant to generally accepted accounting principles. Accordingly, we included the carrying value of the transferred assets as of the date of transfer in our consolidated financial statements.
In April 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0. EMC retained the Ionix brand and will continue to offer customers the products acquired by us, pursuant to the ongoing reseller agreement between EMC and us. During the years ended December 31, 2011 and 2010, $14.4 and $10.6, respectively, of contingent amounts were paid to EMC. These amounts were recorded as equity transactions and were offsets to the initial capital contribution from EMC. As of December 31, 2011, all contingent payments under the agreement had been made.
Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles our products and services with EMC’s hardware and sells them to end users. In the years ended December 31, 2011, 2010 and 2009, we recognized revenues of $72.0, $48.5 and $14.1, respectively, from products and services sold pursuant to our reseller arrangement with EMC. As of December 31, 2011 and 2010, $105.6 and $29.0, respectively, of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the years ended December 31, 2011, 2010 and 2009, we recognized professional services revenues of $66.2, $60.6 and $25.2, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. As of December 31, 2011 and 2010, $5.1 and $5.9, respectively, of revenues from professional services to EMC customers were included in unearned revenues.
In the years ended December 31, 2011, 2010 and 2009, we recognized revenues of $3.2, $6.1 and $5.6, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. As of December 31, 2011 and 2010, $23.4 and $19.3, respectively, of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenues.
We purchased storage systems and software, as well as consulting services, from EMC for $24.3, $18.4 and $9.7 in the years ended December 31, 2011, 2010 and 2009, respectively.
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, from time to time, EMC incurs certain administrative costs on our behalf in the U.S. The total cost of the services provided to us by EMC as described above was $82.6, $66.4 and $95.6 in the years ended December 31, 2011, 2010 and 2009, respectively.
Pursuant to the tax sharing agreement, we have made payments to EMC and EMC has made payments to us. The following table summarizes these payments made between us and EMC during the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Payments from VMware to EMC	$12.1	$5.1	$14.2
Payments from EMC to VMware	314.5	2.5	107.6
Payments between us and EMC under the tax sharing agreement primarily relate to our portion of federal income taxes on EMC's consolidated tax return. Payments from us to EMC primarily relate to periods for which we had stand-alone federal taxable income, while payments from EMC to us relate to periods for which we had a stand-alone federal taxable loss. The amounts that we either pay to or receive from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In 2011 and 2010, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $7.8 and $6.5, respectively. In 2009, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $8.0.

In the years ended December 31, 2011, 2010 and 2009, $3.9, $4.1 and $6.5, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, on our consolidated statements of income. Our interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements. In June 2011, we and EMC amended the note to extend its maturity date from April 16, 2012 to April 16, 2015.
As of December 31, 2011, we had $101.4 due from EMC, which was partially offset by $27.6 due to EMC. As of December 31, 2010, we had $76.5 due from EMC, which was partially offset by $21.0 due to EMC. The net amounts due from EMC as of December 31, 2011 and December 31, 2010 were $73.8 and $55.5, respectively, and resulted from the related party transactions described above. Additionally, as of December 31, 2011 we had $3.3 of net income taxes payable due to EMC, which was included in accrued expenses and other on the consolidated balance sheet. As of December 31, 2010, we had $144.3, respectively, of income taxes receivable due from EMC, which was included in other current assets on our consolidated balance sheet. Balances due to or from EMC which are unrelated to tax obligations are settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
By nature of EMC's majority ownership of us, the amounts we recorded for our intercompany transactions with EMC may not be considered arm's length with an unrelated third party. Therefore the financial statements included herein may not necessarily reflect our financial condition, results of operations and cash flows had we engaged in such transactions with an unrelated third party during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance as a stand-alone company.
Liquidity and Capital Resources
During 2010, we began investing in fixed income securities, which drove a shift from cash and cash equivalents to short-term investments. Our fixed income investment portfolio is denominated in U.S. Dollars and consists of various holdings, types and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk.

	December 31,
	2011	2010
Cash and cash equivalents	$1,955.8	$1,629.0
Short-term investments	2,556.5	1,694.7
Total cash, cash equivalents and short-term investments	$4,512.3	$3,323.7
Our operating activities in 2011, 2010 and 2009, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the years ended 2011, 2010 and 2009 were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$2,025.6	$1,174.4	$985.6
Investing activities	(1,611.0)	(2,261.9)	(562.4)
Financing activities	(87.9)	230.1	222.4
Net increase (decrease) in cash and cash equivalents	$326.7	$(857.4)	$645.6
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

Our non-GAAP operating cash flows and free cash flows for 2011, 2010 and 2009 were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$2,025.6	$1,174.4	$985.6
Capitalized software development costs	(74.0)	(64.1)	(68.6)
Excess tax benefits from stock-based compensation	224.5	223.4	26.2
Non-GAAP operating cash flows	2,176.1	1,333.7	943.2
Capital expenditures	(230.1)	(131.7)	(103.4)
Free cash flows	$1,946.0	$1,202.0	$839.8
Free cash flows increased by $744.0 or 62% to $1,946.0 for the year ended December 31, 2011 from $1,202.0 for the year ended December 31, 2010, and by $362.2 or 43% to $1,202.0 for the year ended December 31, 2010 from $839.8 for the year ended December 31, 2009. The increases in free cash flows in 2011 and 2010 were primarily due to increased sales and related cash collections.
Historically, we have invested excess cash predominantly in money market securities that are liquid and of high quality investment grade. The fair value for money market securities is determined based on quoted market prices as of the valuation date. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. In the second quarter of 2010, we began investing in fixed income securities. As of December 31, 2011, we held a diversified portfolio of money market funds and fixed income securities, which primarily consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. Within our portfolio, we held $58.4 of foreign government and agencies securities, $38.0 of which was deemed sovereign debt, at December 31, 2011. These sovereign debt securities had an average credit rating of AAA and were predominantly from Australia, Canada and Great Britain. None of the securities deemed sovereign debt were from Greece, Ireland, Italy, Portugal or Spain.
As of December 31, 2011, our total cash, cash equivalents and short-term investments were $4,512.3 of which $2,072.0 was held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We expect to continue to generate positive cash flows from operations in 2012 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements including strategic acquisitions and capital expenditures for at least the next twelve months.
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
Cash provided by operating activities increased by $851.2 to $2,025.6 in 2011 from $1,174.4 in 2010. The increase in operating cash flows for 2011 was primarily the result of an increase in cash collections from customers driven by strong sales volumes. In addition, we benefited from the net receipt of $302.3 from EMC related to income taxes. During 2010, there were no significant amounts collected from or paid to EMC under the tax sharing agreement. Under the tax sharing agreement, EMC is obligated to pay us an amount equal to the tax benefit generated by us that EMC will recognize on its consolidated tax return. The net receipt of $302.3 in 2011 primarily related to refunds received for both the 2011 and 2010 tax years. We expect the amount of cash received related to tax refunds to decline in 2012 as compared to 2011. The increase in cash collections and the benefit from the collection of the income tax receivable was partially offset by increases in our core operating expenses, primarily related to incremental headcount from strategic hiring and business acquisitions.
Cash provided by operating activities increased by $188.8 to $1,174.4 in 2010 from $985.6 in 2009. The increase in operating cash flows for 2010 was the result of an increase in cash collections from customers driven by strong sales volume. The increase in cash collections was partially offset by increases in our core operating expenses, primarily related to incremental headcount from strategic hiring and business acquisitions as well as an increase in the excess tax benefit from stock-based compensation due to the increase in market value of our stock.

Investing Activities
Cash used in investing activities is primarily attributable to the purchase of fixed income securities, business acquisitions, capital expenditures and capitalized software development costs. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.
In 2011, we closed an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements located adjacent to our existing Palo Alto, California campus for $225.0. Based upon the respective fair values, $73.9 of the purchase price was included within additions to property and equipment, and the remaining $151.1 paid and attributed to the intangible assets was separately disclosed within net cash used in investing activities on the consolidated statement of cash flows. Refer to Note G to the consolidated financial statements for further information. Our renovation of the new property will be a multi-year project with capital investment extending into future periods. We expect our capital spending for this project will be approximately $150 in 2012, and our total capital spending will be approximately $325 to $350.
We began investing in fixed income securities during the second quarter of 2010 to achieve our objective of an appropriate investment return consistent with the preservation of principal and management of risk. Total fixed income securities of $2,667.9 and $2,101.9 were purchased in 2011 and 2010, respectively. All purchases of fixed income securities were classified as cash outflows from investing activities. We classified these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by cash inflows of $1,790.8 and $516.3 in 2011 and 2010, respectively, as a result of the sales and maturities of fixed income securities.
In 2011, we sold our investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction, for $76.0.
In 2011 and 2010, we paid $303.6 and $293.0, respectively, for various business acquisitions as compared with $356.3 paid for SpringSource in 2009. Business acquisitions are an important element in our industry and we expect to continue to consider additional strategic business acquisitions in the future. Refer to Note F to the consolidated financial statements for further information.
In 2010, we paid $175.0 to EMC to acquire certain software product technology and expertise from their Ionix IT management business. The net assets and expertise acquired from EMC constituted a business and were accounted for as a business combination between entities under common control. During 2011 and 2010, we paid $14.4 and $10.6 to EMC to satisfy contingent obligations under the asset purchase agreement. As of December 31, 2011, all contingent payments under the agreement had been made. Refer to Note O to the consolidated financial statements for further information.
Financing Activities
Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”), were $337.6, $431.3 and $227.7 in 2011, 2010 and 2009, respectively.
In 2011, the cash inflows were offset by cash outflows of $526.2, including commissions, to repurchase and retire 6.0 million shares of our Class A common stock at a weighted-average price of $88.37 per share as part of our stock repurchase programs. In February 2011, a committee of our Board of Directors authorized the repurchase of up to $550.0 of our Class A common stock through the end of 2012. From time-to-time, stock repurchases may be made pursuant to the February 2011 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. In 2010, we paid $338.5, including commissions, to repurchase and retire 4.9 million shares of our Class A common stock at a weighted-average price of $68.96 per share under the stock repurchase program approved in March 2010. Purchases under the March 2010 authorization were completed in March 2011. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel that additional purchases are not warranted. As of December 31, 2011, the authorized amount remaining for repurchase was $85.3.
There were additional cash outflows of $123.8, $86.2 and $31.5 in 2011, 2010 and 2009, respectively, to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $224.5, $223.4 and $26.2 in 2011, 2010 and 2009, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year changes in the repurchase of shares and the excess tax benefit from stock-based compensation in 2011 and 2010 were primarily due to the increases in the market value of our stock and the number of awards exercised, sold or vested.
Future cash proceeds from issuances of common stock and the excess tax benefit from stock-based compensation and future cash outflows to repurchase our shares to cover tax withholding obligations will depend upon, and could fluctuate significantly from period-to-period based on, the market value of our stock, the number of awards exercised, sold or vested, the tax benefit realized and the tax-affected compensation recognized.
Note Payable to EMC
As of December 31, 2011, $450.0 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points.
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

•
Stock-based compensation. Stock-based compensation expense is generally fixed at the time the stock-based instrument is granted and amortized over a period of several years. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting, future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control.

•
Amortization and capitalization of software development costs. Capitalized software development costs encompasses capitalization of development costs and the subsequent amortization of the capitalized costs over the useful life of the product. Amortization and capitalization of software development costs can vary significantly depending upon the timing of products reaching technological feasibility and being made generally available. In future periods, we expect our amortization expense from capitalized software development costs to decline as software development costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy, which changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. For additional information, see "Results of Operations - Capitalized Software Development Costs, Net" above.

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
See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the years ended December 31, 2011, 2010 and 2009.
See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the years ended December 31, 2011, 2010 and 2009.
Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments
Guarantees and Indemnification Obligations
We enter into agreements in the ordinary course of business with, among others, customers, distributors, resellers, system vendors and systems integrators. Most of these agreements require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury, or the acts or omissions by us and our employees, agents or representatives.
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
We have agreed to indemnify our directors and executive officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer. Our by-laws and charter also provide for indemnification of our directors and officers to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. We also indemnify certain employees who provide service with respect to employee benefits plans, including the members of the Administrative Committee of the VMware 401(k) Plan, and employees who serve as directors or officers of our subsidiaries.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited history with prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material effect on our consolidated financial position, results of operations or cash flows.
Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable to EMC(1)	450.0	—	—	450.0	—
Operating leases(2)	734.7	56.2	85.8	47.7	545.0
Other agreements(3)	56.5	16.8	16.1	4.4	19.2
Sub-Total	1,241.2	73.0	101.9	502.1	564.2
Uncertain tax positions(4)	92.6
Total	1,333.8

(1)	The note is due and payable in full on April 16, 2015; however, we can pay down the note at an earlier date in full or in part at our election.

(2)	Our operating leases are primarily for office space around the world.

(3)	Consisting of various contractual agreements, which include commitments on the lease for our Washington data center facility.

(4)
As of December 31, 2011, we had $92.6 of non-current net unrecognized tax benefits under generally accepted accounting guidance. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

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
We recognize license revenues from the sale of software licenses when risk of loss transfers, which is generally upon electronic shipment. We primarily license our software under perpetual licenses through our channel of distributors, resellers, system vendors, systems integrators and our direct sales force. To the extent we offer product promotions and the promotional products are not yet available and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product obligations have been fulfilled. We defer revenues relating to products that have shipped into our channel until our products are sold through to the next tier of the channel. We estimate and record reserves for products that are not sold through the channel based on historical trends and relevant current information. For software sold by system vendors that is bundled with their hardware, unless we have a separate license agreement which governs the transaction, revenue is recognized in arrears upon the receipt of binding royalty reports. The accuracy of our reserves depends on our ability to estimate the product sold through the channels and could have a significant impact on the timing and amount of revenue we report.
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
Our services revenues consist of software maintenance and professional services. We recognize software maintenance revenues ratably over the contract period. Typically, our software maintenance contract periods range from one to five years. Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products because services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based on hours and direct expenses incurred. Professional services engagements that are on a time and materials basis are recognized based upon hours incurred. Revenues on all other professional services engagements are recognized upon completion. If we were to change any of these assumptions or judgments regarding our services revenues, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.
Our software products are typically sold with software maintenance services. VSOE of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts. Our software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates we charge for such services when sold separately. The revenues allocated to the software license included in multiple-element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.
Our multiple element arrangements typically fall into one or more of the following categories:

•
Arrangements including undelivered elements for which VSOE of fair value has been established.  Revenue for those undelivered items is recognized ratably over the service period, or as the services are delivered.  Revenue allocated to the delivered elements is recognized upfront;

•
Arrangements including specified product elements for which VSOE of fair value cannot be established.  The entire arrangement fee is deferred until either VSOE of fair value is established or the specified products are delivered;

•
Arrangements including undelivered elements without VSOE of fair value that are not essential to the functionality of the delivered products where all of the undelivered elements are delivered ratably over time.  Revenue for the entire arrangement fee is recognized ratably, once the services have commenced, over the longest delivery period;

•
Arrangements including undelivered elements without VSOE of fair value that are not essential to the functionality of the delivered products where one or more of the elements are not delivered ratably over time.  The entire arrangement fee is deferred until VSOE of fair value is established or only elements that are delivered ratably over time remain.  At such time, a pro-rated share of revenue is recognized immediately with any remaining fee recognized ratably over the longest remaining ratable delivery period.

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, and various types of technical support based on the level of support purchased. In the event specific features or functionalities, entitlements or the release number of an upgrade have been announced but not delivered, and customers will receive that upgrade as part of a current software maintenance contract, a specified upgrade is deemed created. As a result of the specified upgrade, product revenues are deferred on purchases made after the announcement date until delivery of the upgrade for those purchases that include the current version of the product subject to the announcement. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade. VSOE of fair value of these upgrades is established based upon the price set by management. We have a history of selling such upgrades on a stand-alone basis. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent with the sale of these elements on a stand-alone basis. This determination could cause a material increase or decrease in the amount of revenue that we report in a particular period.
To date, our multiple element arrangements have included only software and software-related deliverables accounted for using software revenue recognition rules. However, we may in the future bundle our software and software-related elements with services or other non-software elements that would require accounting under other relevant multiple-element revenue recognition rules.
Capitalized Software Development Costs
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product's technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established and as our business, products and go-to-market strategy have evolved, we have continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that VMware's go-to-market strategy had changed from single solutions to product suite solutions. As a result of this, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, we expect our products to be available for general release soon after technological feasibility has been established. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. In the fourth quarter of 2011, all software development costs were expensed as incurred.
Our R&D expenses and amounts that we have capitalized as software development costs may not be comparable to our peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Additionally, future changes in our judgment as to when technological feasibility is established, or additional changes in our business, including our go-to-market strategy, could materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability was to increase again in the future, the amount of capitalized costs would likely increase.
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
We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We will meet our U.S. liquidity needs through ongoing cash flows generated from our U.S. operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed.
Income taxes are calculated on a separate tax return basis, although we are included in the consolidated tax return of EMC. The difference between the income taxes payable that is calculated on a separate return basis and the amount actually paid to EMC pursuant to our tax sharing agreement with EMC is presented as a component of additional paid-in capital.
New Accounting Pronouncements
In September 2011, the Financial Accounting Standards, Board (“FASB”) issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (the revised standard) (“ASU 2011-08”). ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-08 to impact our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Comprehensive income will either have to be presented in one continuous statement of comprehensive income or two separate consecutive statements. In December 2011, an amendment was issued to the update that defers the requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income. We adopted this accounting standard update, as amended, on January 1, 2012, and will present comprehensive income in accordance with the requirements of the standard.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for each reporting entity’s first interim and annual reporting period that begins after December 15, 2011 and should be applied prospectively. Early application is not permitted. We are not expecting a significant impact from the adoption of ASU 2011-04 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.
International revenues as a percentage of total revenues were 52% in 2011, 49% in 2010 and 49% in 2009. Historically, our revenue contracts were primarily denominated in U.S. Dollars. In May 2009, we began to invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those currencies in which we also invoice and collect. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.
Core operating expenses were negatively impacted by $48.2 million in 2011 and $4.1 million in 2010, and benefited by $28.0 million in 2009, due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same period in the prior year. We calculate the foreign currency impact on our operating expenses as the difference between operating expenses translated at current exchange rates and the same expenses translated at prior-period exchange rates.
To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, principally foreign currency forward contracts, as described below.
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, we entered into foreign currency forward contracts starting in the fourth quarter of 2011. We expect to enter into cash flow hedges semi-annually with maturities of six months or less. As of December 31, 2011, we had foreign currency forward contracts to purchase approximately $47.1 million in foreign currency. The fair value of these forward contracts was immaterial as of December 31, 2011.
Balance Sheet Hedging Activities. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of December 31, 2011, we had outstanding forward contracts with a total notional value of $324.1 million. The fair value of these forward contracts was immaterial as of December 31, 2011.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts used in both the cash flow hedging and balance sheet hedging activities of $36.5 million as of December 31, 2011. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
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
Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of December 31, 2011 by $12.0 million and $24.0 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during 2011. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes C and D to the consolidated financial statements for further information.
Note Payable to EMC
As of December 31, 2011, $450.0 million was outstanding on our consolidated balance sheet in relation to the note payable to EMC. The interest rate on the note payable was 0.92% as of December 31, 2011 and 0.84% as of both December 31, 2010 and 2009. In 2011, 2010 and 2009, $3.9 million, $4.1 million and $6.5 million, respectively, of interest expense was recorded related to the note payable.
The note may be repaid, without penalty, at any time. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The amended agreement continues to bear an interest rate of the 90-Day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the December 31, 2011 rate and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.
Equity Price Risk
During 2011, we sold our investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction. As a result of the sale of our investment, we no longer have investments in equity securities that expose us to market risk associated with publicly traded equity securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VMware, Inc.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of VMware, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VMware, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP
San Jose, California
February 24, 2012

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$723,936	$357,439	$197,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315,871	260,551	198,486
Stock-based compensation, excluding amounts capitalized	335,153	291,691	231,456
Excess tax benefits from stock-based compensation	(224,503)	(223,457)	(26,214)
Gain on sale of Terremark investment	(56,000)	—	—
Other	21,420	13,083	2,816
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(263,366)	(77,121)	(193,610)
Other assets	(75,879)	(79,431)	(14,181)
Due to/from EMC, net	(18,370)	(28,508)	(64,762)
Accounts payable	(16,513)	8,881	(17,886)
Accrued expenses	115,025	120,880	124,685
Income taxes receivable from EMC	269,258	2,508	107,927
Income taxes payable	79,183	89,439	32,779
Deferred income taxes, net	(19,663)	(56,948)	(40,476)
Unearned revenue	840,081	495,382	447,498
Net cash provided by operating activities	2,025,633	1,174,389	985,616
Investing activities:
Additions to property and equipment	(230,091)	(131,695)	(103,375)
Purchase of leasehold interest (see Note G)	(151,083)	—	—
Capitalized software development costs	(73,998)	(64,149)	(68,611)
Purchases of available-for-sale securities	(2,667,888)	(2,101,907)	—
Sales of available-for-sale securities	816,351	389,251	—
Maturities of available-for-sale securities	974,413	127,054	—
Sale of strategic investments	78,513	2,648	—
Business acquisitions, net of cash acquired	(303,610)	(292,970)	(356,278)
Transfer of net assets under common control	(22,393)	(185,580)	—
Other investing	(31,187)	(4,594)	(34,116)
Net cash used in investing activities	(1,610,973)	(2,261,942)	(562,380)
Financing activities:
Proceeds from issuance of common stock	337,618	431,306	227,666
Repurchase of common stock	(526,203)	(338,527)	—
Excess tax benefits from stock-based compensation	224,503	223,457	26,214
Shares repurchased for tax withholdings on vesting of restricted stock	(123,787)	(86,179)	(31,467)
Net cash provided by (used in) financing activities	(87,869)	230,057	222,413
Net increase (decrease) in cash and cash equivalents	326,791	(857,496)	645,649
Cash and cash equivalents at beginning of the period	1,628,965	2,486,461	1,840,812
Cash and cash equivalents at end of the period	$1,955,756	$1,628,965	$2,486,461
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,806	$6,194	$10,963
Cash paid (refunded) for taxes	(268,954)	23,428	(74,362)
Non-cash items:
Changes in capital additions, accrued but not paid	$11,736	$(1,338)	$(11,303)
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	(1,870)	—	—
Fair value of stock options assumed in acquisition	—	—	16,187
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Revenues:
License	$1,841,169	$1,401,424	$1,029,442
Services	1,925,927	1,455,919	994,495
	3,767,096	2,857,343	2,023,937
Operating expenses(1):
Cost of license revenues	207,398	177,458	126,686
Cost of services revenues	414,589	316,257	233,042
Research and development	775,051	652,968	496,552
Sales and marketing	1,334,346	1,013,281	736,383
General and administrative	300,541	269,386	211,979
Operating income	735,171	427,993	219,295
Investment income	16,157	6,633	8,233
Interest expense with EMC	(3,906)	(4,069)	(6,958)
Other income (expense), net	46,991	(14,182)	2,879
Income before income taxes	794,413	416,375	223,449
Income tax provision	70,477	58,936	26,351
Net income	$723,936	$357,439	$197,098
Net income per weighted-average share, basic for Class A and Class B	$1.72	$0.87	$0.50
Net income per weighted-average share, diluted for Class A and Class B	$1.68	$0.84	$0.49
Weighted-average shares, basic for Class A and Class B	421,188	409,805	394,269
Weighted-average shares, diluted for Class A and Class B	431,750	423,446	399,776
_______________________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$1,606	$1,653	$1,293
Cost of services revenues	23,389	18,478	14,874
Research and development	174,264	164,435	121,770
Sales and marketing	95,688	73,146	58,610
General and administrative	40,206	33,979	34,909

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,955,756	$1,628,965
Short-term investments	2,556,450	1,694,675
Accounts receivable, net of allowance for doubtful accounts of $3,794 and $4,519	882,857	614,726
Due from EMC, net	73,799	55,481
Deferred tax asset	128,471	100,689
Other current assets	80,439	203,119
Total current assets	5,677,772	4,297,655
Property and equipment, net	525,490	419,065
Capitalized software development costs, net and other	154,236	151,945
Deferred tax asset	156,855	149,126
Intangible assets, net	407,375	210,928
Goodwill	1,759,080	1,568,600
Total assets	$8,680,808	$6,797,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,747	$58,913
Accrued expenses and other	587,650	459,813
Unearned revenues	1,764,109	1,270,426
Total current liabilities	2,401,506	1,789,152
Note payable to EMC	450,000	450,000
Unearned revenues	944,309	589,668
Other liabilities	114,711	160,056
Total liabilities	3,910,526	2,988,876
Commitments and contingencies (see Note L)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 123,610 and 116,701 shares	1,236	1,167
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	3,212,264	2,955,971
Accumulated other comprehensive income	1,176	19,635
Retained earnings	1,552,606	828,670
Total stockholders’ equity	4,770,282	3,808,443
Total liabilities and stockholders’ equity	$8,680,808	$6,797,319

The accompanying notes are an integral part of the consolidated financial statements

VMware, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2009	90,448	$904	300,000	$3,000	$1,792,030	$274,133	$—	$2,070,067
Proceeds from issuance of common stock	10,423	104	—	—	228,464	—	—	228,568
Issuance of stock options in acquisition	—	—	—	—	16,187	—	—	16,187
Issuance of restricted stock, net of cancellations	2,944	30	—	—	(30)	—	—	—
Shares repurchased or withheld and retired for tax withholdings on vesting of restricted stock	(1,030)	(10)	—	—	(31,457)	—	—	(31,467)
Stock-based compensation	—	—	—	—	246,039	—	—	246,039
Excess tax benefits from stock-based compensation	—	—	—	—	19,887	—	—	19,887
Amounts due from tax sharing arrangement (see Note K)	—	—	—	—	(7,991)	—	—	(7,991)
Total other comprehensive income (see Note N)	—	—	—	—	—	—	4,563	4,563
Net income	—	—	—	—	—	197,098	—	197,098
Balance, December 31, 2009	102,785	1,028	300,000	3,000	2,263,129	471,231	4,563	2,742,951
Proceeds from issuance of common stock	17,084	171	—	—	432,074	—	—	432,245
Repurchase and retirement of common stock	(4,909)	(49)	—	—	(338,478)	—	—	(338,527)
Issuance of restricted stock, net of cancellations	2,998	30	—	—	(30)	—	—	—
Shares repurchased or withheld and retired for tax withholdings on vesting of restricted stock	(1,258)	(13)	—	—	(87,047)	—	—	(87,060)
Stock-based compensation	—	—	—	—	302,923	—	—	302,923
Excess tax benefits from stock-based compensation	—	—	—	—	218,883	—	—	218,883
Credit from tax sharing arrangement (see Note K)	—	—	—	—	7,231	—	—	7,231
Total other comprehensive income (see Note N)	—	—	—	—	—	—	15,072	15,072
Capital contribution from EMC, net (see Note F)	—	—	—	—	157,286	—	—	157,286
Net income	—	—	—	—	—	357,439	—	357,439
Balance, December 31, 2010	116,700	1,167	300,000	3,000	2,955,971	828,670	19,635	3,808,443
Proceeds from issuance of common stock	10,614	106	—	—	337,512	—	—	337,618
Repurchase and retirement of common stock	(5,953)	(59)	—	—	(526,144)	—	—	(526,203)
Issuance of restricted stock, net of cancellations	3,560	35	—	—	(35)	—	—	—
Shares repurchased or withheld and retired for tax withholdings on vesting of restricted stock	(1,311)	(13)	—	—	(121,904)	—	—	(121,917)
Stock-based compensation	—	—	—	—	344,282	—	—	344,282
Excess tax benefits from stock-based compensation	—	—	—	—	222,806	—	—	222,806
Credit from tax sharing arrangement (see Note K)	—	—	—	—	7,795	—	—	7,795
Total other comprehensive loss (see Note N)	—	—	—	—	—	—	(18,459)	(18,459)
Capital distribution to EMC, net (see Note F)	—	—	—	—	(8,019)	—	—	(8,019)
Net income	—	—	—	—	—	723,936	—	723,936
Balance, December 31, 2011	123,610	$1,236	300,000	$3,000	$3,212,264	$1,552,606	$1,176	$4,770,282
The accompanying notes are an integral part of the consolidated financial statements

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) is the leader in virtualization and virtualization-based cloud infrastructure solutions utilized by businesses to help them transform the way they build, deliver and consume information technology ("IT") resources in a manner that is evolutionary and based on their specific needs. VMware’s virtualization infrastructure software solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.
Basis of Presentation
VMware was incorporated as a Delaware corporation in 1998, was acquired by EMC Corporation (“EMC”) in 2004 and conducted its initial public offering of VMware’s Class A common stock in August 2007. As of December 31, 2011, EMC holds approximately 79.7% of VMware’s outstanding common stock, including 37.6 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is considered a “controlled company” under the rules of the New York Stock Exchange. VMware historically has received, and continues to receive, certain administrative services from EMC, and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as salaries, benefits, travel and rent, plus a mark-up intended to approximate third-party costs, are included in VMware’s consolidated financial statements. In addition, beginning in the second quarter of 2011, VMware incurs costs to operate the Mozy service on behalf of EMC. These costs, plus a mark-up intended to approximate third-party costs, are reimbursed to VMware by EMC and recorded as an offset to the costs VMware incurred on the consolidated statements of income.
Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC may not be considered arm’s length with an unrelated third party by nature of EMC’s majority ownership of VMware. Therefore, the financial statements included herein may not necessarily reflect the cash flows, results of operations and financial condition had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s cash flows, results of operations and financial condition will be in the future if and when VMware contracts at arm’s length with unrelated third parties for past and current services the Company receives from and provides to EMC.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware accounts for sales transactions.
License revenues
VMware recognizes revenues from the sale of software licenses when risk of loss transfers, which is generally upon electronic shipment.
VMware licenses most of its software under perpetual licenses through its channel of distributors, resellers, system vendors, systems integrators and through its direct sales force. VMware also licenses certain software products on a subscription basis. To the extent VMware offers product promotions and the promotional products are not yet available and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product obligations have been fulfilled. Revenues relating to products that have shipped into a channel are deferred until the products are sold through to the next tier of the channel. For software sold by system vendors that is bundled with their hardware, unless the Company has a separate license agreement which governs the transaction, revenue is recognized in arrears upon the receipt of binding royalty reports.
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
VMware’s return policy only allows product returns for a refund in very limited circumstances. In addition, certain distributors and resellers may rotate stock when new versions of a product are released. VMware estimates future product returns at the time of sale based on historical return rates. Returns have not been material to date.
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
VMware also offers marketing development funds to certain channel partners. VMware records the amount of the marketing development funds, based on the maximum potential liability, as a reduction of revenues at the time the underlying revenue is recognized. The difference between the maximum potential liability recorded and the actual amount paid out has not been material to date.
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
Multiple-element arrangements
VMware software products are typically sold with software maintenance services. Vendor-specific objective evidence (“VSOE”) of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts. VMware software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates VMware charges for such services when sold separately. VMware perpetual software products may be sold with products licensed on a subscription basis. VSOE of fair value for subscription license products is established by the rates charged in stand-alone sales of subscription license products. The revenues allocated to the software license included in multiple-element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware's multiple element arrangements typically fall into one or more of the following categories:

•
Arrangements including undelivered services for which VSOE of fair value has been established. Revenue for those services is recognized ratably over the service period, or as the services are delivered. Revenue allocated to the delivered software license elements is recognized upfront;

•
Arrangements including specified software license elements for which VSOE of fair value cannot be established. The entire arrangement fee is deferred until either VSOE of fair value is established or the specified software license elements are delivered;

•
Arrangements including undelivered elements without VSOE of fair value that are not essential to the functionality of the delivered products where all of the undelivered elements are delivered ratably over time. Revenue for the entire arrangement fee is recognized ratably, once delivery has commenced, over the longest delivery period;

•
Arrangements including undelivered elements without VSOE of fair value that are not essential to the functionality of the delivered products where one or more of the undelivered elements are not delivered ratably over time. The entire arrangement fee is deferred until VSOE of fair value is established or only elements that are delivered ratably over time remain. At such time, a pro-rated share of revenue is recognized immediately with any remaining fee recognized ratably over the longest remaining ratable delivery period.

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, and various types of technical support based on the level of support purchased. In the event specific features or functionality, entitlements, or the release number of an upgrade have been announced but not delivered, and customers will receive that upgrade as part of a current software maintenance contract, a specified upgrade is deemed created. As a result of the specified upgrade, product revenues are deferred on purchases made after the announcement date until delivery of the upgrade for those purchases that include the current version of the product subject to the announcement. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade. On occasion, VSOE of fair value of these upgrades is established based upon the price set by management. VMware has a history of selling such upgrades on a stand-alone basis.
Unearned revenues include unearned software maintenance fees, professional services fees and license fees. See Note I for further information.
Foreign Currency Translation
The U.S. Dollar is the functional currency of VMware’s foreign subsidiaries. Gains and losses from foreign currency transactions are included in other income (expense), net and were not material on a net basis in any period presented.
Cash and Cash Equivalents and Short-Term Investments
VMware invests a portion of its excess cash primarily in money market funds, highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. VMware classifies all highly liquid investments with maturities of 90 days or less from date of purchase as cash equivalents and all highly liquid investments with maturities of greater than 90 days from date of purchase as short-term investments. VMware classifies its investments as available-for-sale. VMware may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions and strategic investments. Consequently, VMware may or may not hold securities with stated maturities greater than twelve months until maturity. As a result, VMware classifies its investments, which include securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets.
VMware carries its fixed income investments, as well as its equity investments in public companies that have readily determinable fair values, at fair value and reports unrealized gains and losses on these investments, net of estimated tax provisions or benefits, in accumulated other comprehensive income, a component of stockholders’ equity. VMware periodically evaluates whether declines in fair values of its investments below their cost basis are other-than-temporary. This evaluation consists of several qualitative and quantitative factors, including VMware’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. Unrealized losses which are determined to be other than temporary, as well as realized gains and losses, are recorded to VMware’s consolidated statements of income. Realized gains and losses on the sale of fixed income securities issued by the same issuer and of the same type are determined using the first-in first-out (“FIFO”) method.
In addition, VMware has restrictions on certain cash amounts pursuant to the terms of various agreements. VMware includes this restricted cash in other current and other long-term assets in the accompanying consolidated balance sheets. The amount of restricted cash was not material in any period presented.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Property and Equipment, Net
Property and equipment, net are recorded at cost. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful lives of the assets, as follows:

Buildings	Term of underlying land lease
Land improvements	15 years
Furniture and fixtures	5 years
Equipment and software	2 years or useful life, not to exceed 20 years
Leasehold improvements	Lease term, not to exceed 20 years
Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized as operating expenses in the consolidated statements of income. Repair and maintenance costs that do not extend the economic life of the underlying assets are expensed as incurred.
Internal-Use Software Development Costs
VMware capitalizes costs associated with internal-use software systems during the application development stage. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that project will be completed and the software will be used to perform the function intended. Management applies judgment in determining if such criteria have been met.  Capitalization ceases at the point in which the project is substantially complete and is ready for its intended purpose. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets and amortized over the useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Research and Development and Capitalized Software Development Costs
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product's technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established and as the Company's business, products and go-to-market strategy have evolved, management has continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, management determined that VMware's go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware's products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, management expects VMware's products to be available for general release soon after technological feasibility has been established. In the fourth quarter of 2011, all software development costs were expensed as incurred.
VMware's research and development (“R&D”) expenses and amounts that the Company has capitalized as software development costs may not be comparable to VMware's peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Additionally, future changes in management's judgment as to when technological feasibility is established, or additional changes in VMware's business, including its go-to-market strategy, could materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability was to increase again in the future, the amount of capitalized costs would likely increase.
Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over periods ranging from 18 to 24 months, which represent the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenues generated.
Unamortized software development costs were $104.9 million and $103.3 million as of December 31, 2011 and 2010, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheets.
For the years ended December 31, 2011, 2010 and 2009, VMware capitalized $86.4 million (including $12.4 million of stock-based compensation), $71.6 million (including $10.9 million of stock-based compensation) and $83.5 million (including $14.9 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $84.7 million, $99.5 million and $82.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.
Intangible Assets and Goodwill
Intangible assets from business combination and asset purchases, other than goodwill, are amortized over their estimated useful lives, which range up to 13 years, during which the assets are expected to contribute directly or indirectly to future cash flows. In the years ended December 31, 2011, 2010 and 2009, VMware amortized $67.1 million, $34.8 million and $14.1 million, respectively, for intangible assets.
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
Derivative Instruments
Derivative instruments and hedging activities are measured at fair value and reported as current assets and current liabilities on the consolidated balance sheets, as applicable.
In order to manage VMware’s exposure to foreign currency fluctuations, VMware enters into foreign currency contracts to hedge a portion of VMware’s net outstanding monetary asset and liability positions. These foreign currency forward contracts are generally traded on a monthly basis, with a typical contractual term of one month. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore are adjusted to fair value through other income (expense), net in the consolidated statements of income.
Starting in the fourth quarter of 2011, VMware entered into forward contracts which it designated as cash flow hedges to manage the volatility of cash flows primarily related to operating expenses denominated in certain foreign currencies. The cash flow hedges are generally traded semi-annually, have maturities of six months or less and are adjusted to fair value through accumulated other comprehensive income, net of tax, on the consolidated balance sheets. When the underlying expense transaction occurs, the gains or losses on the forward contract are subsequently reclassified from accumulated other comprehensive income to the related operating expense line item in the consolidated statements of income.
The Company does not enter into speculative foreign exchange contracts for trading purposes. See Note E to the consolidated financial statements for further information.
Business Combinations
For business combinations, VMware recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree, which are measured based on the acquisition date fair value. Businesses acquired from EMC are accounted for as a business combination between entities under common control pursuant to generally accepted accounting principles. VMware includes the results of operations of the acquired businesses under common control, if material, in the period of acquisition as if it had occurred at the beginning of the period and retrospectively adjusts financial information presented for prior years. VMware recognizes the net assets under common control at their carrying values as of the date of the transfer and records the excess, or shortfall, of the carrying values over, or under, the cash consideration as an equity transaction. Goodwill for all other business combinations is measured as the excess of consideration transferred, the fair value of any non-controlling interest, and the fair value of previously held equity interest over the net amounts of the identifiable tangible and intangible assets acquired and the liabilities assumed at the acquisition date.
VMware uses significant estimates and assumptions, including fair value estimates, to determine the fair value of assets

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

acquired and liabilities assumed and when applicable the related useful lives of the acquired assets, as of the business combination date. When those estimates are provisional, VMware refines them as necessary during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which VMware may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively, if material. All other adjustments are recorded to the consolidated statements of income.
Costs to effect an acquisition are recorded in general and administrative expenses on the consolidated statements of income as the expenses are incurred.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $19.6 million, $13.7 million and $5.0 million in the years ended December 31, 2011, 2010 and 2009, respectively.
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
The difference between the income taxes payable or receivable that is calculated on a separate return basis and the amount actually paid to or received from EMC pursuant to VMware’s tax sharing agreement is presented as a component of additional paid-in capital. See Note K for further information.
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
VMware monitors the counterparty risk for adequate diversification amongst the financial institutions holding the funds. VMware also monitors counterparty risk to financial institutions with which VMware enters into derivatives to ensure that these financial institutions are of high credit quality.
VMware held $58.4 million of foreign government and agencies securities, $38.0 million of which is deemed sovereign debt, at December 31, 2011. These sovereign debt securities have an average credit rating of AAA and are predominantly from Australia, Canada and Great Britain. None of the securities deemed sovereign debt are from Greece, Ireland, Italy, Portugal or Spain.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware provides credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history and demonstrated financial stability.
As of December 31, 2011, three distributors accounted for 20%, 16% and 11% of VMware’s accounts receivable balance. As of December 31, 2010, three distributors accounted for 18%, 13% and 12% of VMware’s accounts receivable balance.
One distributor accounted for 15%, 13% and 16% of revenues in 2011, 2010 and 2009, respectively, and another distributor accounted for 11%, 10%, and less than 10% of revenues in 2011, 2010 and 2009, respectively. A third distributor accounted for 10%, 11% and 15% of revenues in 2011, 2010 and 2009, respectively.
Accounting for Stock-Based Compensation
VMware utilizes the Black-Scholes option-pricing model to determine the fair value of VMware’s stock option awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected term and risk-free interest rates. These assumptions reflect the Company’s best estimates, but these items involve uncertainties based on market and other conditions outside of the Company’s control. VMware restricted stock unit awards are valued based on the Company’s stock price on the date of grant. VMware recognizes compensation cost on a straight-line basis for the awards expected to vest over the awards’ vesting periods for those awards which contain only a service vesting feature.
New Accounting Pronouncements
In September 2011, the Financial Accounting Standards, Board (“FASB”) issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (the revised standard) (“ASU 2011-08”). ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. VMware does not expect the adoption of ASU 2011-08 to impact its consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Comprehensive income will either have to be presented in one continuous statement of comprehensive income or two separate consecutive statements. In December 2011, an amendment was issued to the update that defers the requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income. VMware adopted this accounting standard update, as amended, on January 1, 2012, and will present comprehensive income in accordance with the requirements of the standard.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“ASU 2011-04”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for each reporting entity’s first interim and annual reporting period that begins after December 15, 2011 and should be applied prospectively. Early application is not permitted. VMware does not expect a significant impact from the adoption of ASU 2011-04 on its consolidated financial statements.
B. Earnings per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities include stock options, unvested restricted stock units, unvested restricted stock awards, other unvested restricted stock, and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of December 31, 2011, VMware had 123.6 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computations of basic and diluted net income per share (table in thousands, except per share data):

	For the Year Ended December 31,
	2011	2010	2009
Net income	$723,936	$357,439	$197,098
Weighted-average shares, basic for Class A and Class B	421,188	409,805	394,269
Effect of dilutive securities	10,562	13,641	5,507
Weighted-average shares, diluted for Class A and Class B	431,750	423,446	399,776
Net income per weighted-average share, basic for Class A and Class B	$1.72	$0.87	$0.50
Net income per weighted-average share, diluted for Class A and Class B	$1.68	$0.84	$0.49
For the years ended December 31, 2011, 2010 and 2009, stock options to purchase 0.8 million, 2.9 million and 20.6 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the year ended December 31, 2011, no shares of restricted stock were excluded from the diluted earnings per share calculation. For the years ended December 31, 2010 and 2009, 0.1 million and 2.9 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.
C. Investments
Investments as of December 31, 2011 and 2010 consisted of the following (table in thousands):

	December 31, 2011
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$516,795	$1,842	$(23)	$518,614
U.S. and foreign corporate debt securities	1,134,009	1,404	(2,036)	1,133,377
Foreign governments and multi-national agency obligations	58,455	30	(87)	58,398
Municipal obligations	768,282	1,396	(437)	769,241
Asset-backed securities	27,107	2	(23)	27,086
Mortgage-backed securities	49,778	128	(172)	49,734
Total investments	$2,554,426	$4,802	$(2,778)	$2,556,450

	December 31, 2010
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$379,288	$326	$(310)	$379,304
U.S. and foreign corporate debt securities	522,677	724	(286)	523,115
Foreign governments and multi-national agency obligations	63,101	72	(13)	63,160
Municipal obligations	660,138	111	(762)	659,487
Asset-backed securities	17,800	9	—	17,809
Total fixed income securities	1,643,004	1,242	(1,371)	1,642,875
Equity securities	20,000	31,800	—	51,800
Total investments	$1,663,004	$33,042	$(1,371)	$1,694,675
During the year ended December 31, 2011, a realized pre-tax gain of $56.0 million was recorded in other income (expense), net on the consolidated income statement for the sale of VMware’s common stock investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction. All other realized gains and realized losses on investments were not material for the years presented.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2011 and 2010, VMware did not have investments in a material continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of December 31, 2011 and 2010 that have been in a net loss position for less than twelve months were classified by investment category as follows (table in thousands):

	December 31, 2011		December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency obligations	$50,604	$(23)	$109,932	$(310)
U.S. and foreign corporate debt securities	539,228	(2,036)	149,831	(286)
Foreign governments and multi-national agency obligations	43,026	(87)	26,415	(13)
Municipal obligations	298,187	(406)	412,882	(762)
Asset-backed securities	20,025	(23)	—	—
Mortgage-backed securities	32,817	(172)	—	—
Total investments	$983,887	$(2,747)	$699,060	$(1,371)
VMware evaluated its investments as of December 31, 2011 and 2010 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.
Contractual Maturities
The contractual maturities of investments held at December 31, 2011 consisted of the following (table in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,262,148	$1,262,370
Due after 1 year through 5 years	1,249,181	1,250,987
Due after 5 years	43,097	43,093
Total	$2,554,426	$2,556,450
D. Fair Value Measurements
Generally accepted accounting principles provide that fair value is an exit price, representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, generally accepted accounting principles established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) inputs are quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly; and (Level 3) unobservable inputs for the assets or liabilities in which there is little or no market data, which requires VMware to develop its own assumptions.
VMware’s Level 1 classification of the fair value hierarchy includes money market funds, available-for-sale equity securities and certain available-for-sale fixed income securities because these securities are valued using quoted prices in active markets for identical assets.
VMware’s Level 2 classification includes the remainder of the available-for-sale fixed income securities because these securities are priced using quoted market prices for similar instruments and non-binding market prices that are corroborated by observable market data. VMware obtains the fair values of its Level 2 financial instruments based upon fair values obtained from its custody bank. In addition, VMware obtains fair values of its Level 2 financial instruments from the asset manager of each of its portfolios. VMware validates the fair value provided by its custody bank by comparing it against the independent pricing information obtained from the asset managers. Independently, the custody bank and the asset managers use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. VMware is ultimately responsible for the financial statements and underlying estimates.
Additionally, VMware's Level 2 classification includes foreign currency forward contracts as the valuation inputs for these are based upon quoted prices and quoted pricing intervals from public data sources. These contracts were not material for any period presented. VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheets, that were required to be measured at fair value as of December 31, 2011 and 2010 (table in thousands):

	December 31, 2011
	Level 1	Level 2	Total
Money-market funds	$1,345,904	$—	$1,345,904
U.S. government and agency obligations	170,744	347,870	518,614
U.S. and foreign corporate debt securities	—	1,143,378	1,143,378
Foreign governments and multi-national agency obligations	—	58,397	58,397
Municipal obligations	—	769,241	769,241
Asset-backed securities	—	27,086	27,086
Mortgage-backed securities	—	49,734	49,734
Total cash equivalents and investments	$1,516,648	$2,395,706	$3,912,354

	December 31, 2010
	Level 1	Level 2	Total
Money-market funds	$1,436,319	$—	$1,436,319
U.S. government and agency obligations	66,762	312,543	379,305
U.S. and foreign corporate debt securities	—	537,544	537,544
Foreign governments and multi-national agency obligations	—	63,161	63,161
Municipal obligations	—	659,487	659,487
Asset-backed securities	—	55,749	55,749
Equity securities	51,800	—	51,800
Total cash equivalents and investments	$1,554,881	$1,628,484	$3,183,365
E. Derivative Instruments
VMware conducts business in several foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. To mitigate this risk, VMware enters into hedging activities as described below. The counterparties to VMware's foreign currency forward contracts are multi-national commercial banks considered to be credit-worthy. VMware does not enter into speculative foreign exchange contracts for trading purposes.
Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware entered into foreign currency forward contracts starting in the fourth quarter of 2011. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income on the consolidated balance sheet, and is subsequently reclassified to the related operating expense line item in the consolidated statements of income in the same period that the underlying expenses are incurred. Interest charges or "forward points" on VMware's forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the consolidated statements of income as incurred. For the year ended December 31, 2011, all amounts recognized on the consolidated statements of income related to VMware's cash flow hedging program were immaterial.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of December 31, 2011, VMware had forward contracts to purchase currency designated as cash flow hedges with a total notional value of $47.1 million. The fair value of these forward contracts was immaterial as of December 31, 2011, and therefore excluded from the fair value tables above. For the year ended December 31, 2011, all cash flow hedges were considered effective.
Balance Sheet Hedging Activities
In order to manage exposure to foreign currency fluctuations, VMware enters into foreign currency forward contracts to hedge a portion of its net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

changes in the fair value of the forward contracts are reported in other income (expense), net in the consolidated statements of income. The gains and losses on VMware’s foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that VMware hedges.
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of December 31, 2011 and 2010, VMware had outstanding forward contracts with a total notional value of $324.1 million and $238.9 million, respectively. The fair value of these forward contracts was immaterial as of December 31, 2011 and 2010 and therefore excluded from the fair value tables above.
F. Business Combinations, Goodwill and Intangible Assets, Net
Business Combinations
The results of operations of all acquired businesses and transferred net assets mentioned below have been included in VMware’s consolidated financial statements from the respective dates of purchase or transfer, as applicable. Pro forma results of operations have not been presented as the results of the acquired businesses and transferred net assets, prior to being acquired by VMware, were not material, individually or in aggregate, to the consolidated results of operations in the years ended December 31, 2011, 2010 or 2009.
The excess of the consideration for acquisitions and transferred net assets over the fair values assigned to the assets acquired and liabilities assumed, which represents the goodwill resulting from acquisitions, was allocated to VMware's one reporting unit in the years ended December 31, 2011, 2010 and 2009, respectively. Management believes that the goodwill mainly represents the synergies expected from combining the technologies of VMware with those of acquired businesses and transferred net assets. None of the goodwill was deductible for income tax purposes in the years ended December 31, 2011, 2010 or 2009.
Fiscal Year 2011
In the year ended December 31, 2011, VMware completed six business combinations, which were not material to VMware's consolidated financial statements, either individually or in the aggregate. The aggregate consideration for these acquisitions was $304.2 million, net of cash acquired, and includes cash of $303.6 million and the fair value of equity awards assumed attributed to pre-combination services of $0.6 million. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed in the year ended December 31, 2011 (table in thousands):

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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the allocation of the consideration paid to the fair value of the tangible and intangible assets acquired and liabilities assumed in the year ended December 31, 2010 (table in thousands):

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
Transfer of Net Assets Under Common Control
In April 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix information technology (“IT”) management business for cash consideration of $175.0 million. The acquired software product technology and expertise complemented VMware’s existing development efforts and expanded its vCenter product family. EMC retained the Ionix brand and continues to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. Additionally, contingent amounts totaling up to $25.0 million were payable to EMC by the end of the second anniversary of the transfer. These amounts were contingent on EMC achieving certain revenue milestones. During the years ended December 31, 2011 and 2010, contingent consideration of $14.4 million and $10.6 million, respectively, was paid to EMC. These amounts were recorded as equity transactions and were offsets to the initial capital contribution from EMC.
The net assets and expertise acquired from EMC constituted a business and were accounted for as a business combination between entities under common control pursuant to generally accepted accounting principles. Accordingly, VMware included the carrying values of the transferred assets and liabilities as of the date of transfer in its consolidated financial statements, as well as recorded the excess of the carrying values over the cash consideration as an equity transaction. VMware did not revise its historical consolidated financial statements as the historical impact of the acquired net assets was not material to the previously reported financial positions, results of operations, or cash flows.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company assumed stock options attributed to post-combination services and issued restricted common stock with a total fair value of $44.6 million.
In accordance with the merger agreement, the number of VMware stock options into which assumed SpringSource stock options were converted and the number of shares of restricted common stock that were issued were determined based on a ratio. The ratio was derived from the per share merger consideration payable to holders of SpringSource capital stock and the ten-day trading average of VMware’s Class A common stock two trading days immediately prior to September 15, 2009. The assumed vested and unvested stock options converted into 652.3 million and 476.1 million, respectively, of VMware stock options to purchase Class A common stock with a weighted-average exercise price of $4.87 per share. In addition, 572.5 million shares of VMware Class A restricted common stock were issued to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds.
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
In connection with the acquisition, VMware also agreed to offer additional equity incentives to SpringSource employees. Accordingly, VMware granted an aggregate of approximately 2.3 million stock options and 0.8 million restricted stock units under its 2007 Equity and Incentive Plan shortly after the close of the acquisition. Stock-based compensation expense of approximately $58 million is being recognized over the four-year vesting term of the awards.
The following table summarizes the allocation of the consideration paid to the fair value of the tangible and intangible assets acquired and liabilities assumed in the year ended December 31, 2009 (table in thousands):

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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 consisted of the following (table in thousands):

	December 31,
	2011	2010
Balance, beginning of the year	$1,568,600	$1,115,769
Increase in goodwill related to business combinations	188,395	453,420
Deferred tax adjustments to purchase price allocations on previous acquisitions	945	2,062
Other adjustments to purchase price allocations on previous acquisitions	1,140	(2,651)
Balance, end of the year	$1,759,080	$1,568,600
Intangible Assets, Net
Changes in the carrying amount of intangible assets, net, excluding goodwill as of December 31, 2011 and 2010 consisted of the following (table in thousands):

	December 31,
	2011	2010
Balance, beginning of the year	$210,928	$94,557
Additions to intangible assets related to business combinations and asset purchases	116,800	151,129
Purchase of leasehold interest (see Note G)	146,757	—
Change in accumulated amortization	(67,110)	(34,758)
Balance, end of the year	$407,375	$210,928
Intangible assets, net, excluding goodwill, as of December 31, 2011 and 2010 consisted of the following (table in thousands):

2011	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.1	$374,252	$(203,257)	$170,995
Customer relationships and customer lists	7.3	125,964	(45,975)	79,989
Trademarks and tradenames	6.3	24,950	(13,650)	11,300
Leasehold interest	34.9	146,757	(2,524)	144,233
Other	3.0	3,055	(2,197)	858
Total intangible assets, net, excluding goodwill		$674,978	$(267,603)	$407,375

2010	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4.8	$279,052	$(157,409)	$121,643
Customer relationships and customer lists	7.9	88,994	(23,856)	65,138
Trademarks and tradenames	6.2	24,780	(11,116)	13,664
Other	4.3	18,425	(7,942)	10,483
Total intangible assets, net, excluding goodwill		$411,251	$(200,323)	$210,928

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on intangible assets recorded as of December 31, 2011 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in thousands):

2012	$75,253
2013	58,194
2014	50,690
2015	41,128
2016	26,350
Thereafter	155,760
Total	$407,375
G. Property and Equipment, Net
Property and equipment, net, as of December 31, 2011 and 2010 consisted of the following (table in thousands):

	December 31,
	2011	2010
Equipment and software	$512,754	$438,384
Buildings and improvements	340,596	270,786
Furniture and fixtures	61,023	52,613
Construction in progress	68,707	3,082
Total property and equipment	983,080	764,865
Accumulated depreciation	(457,590)	(345,800)
Total property and equipment, net	$525,490	$419,065
Depreciation expense was $126.3 million, $114.2 million and $102.3 million in the years ended December 31, 2011, 2010 and 2009, respectively.
In the year ended December 31, 2011, VMware purchased all of the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware’s existing Palo Alto, California campus for $225.0 million. Based upon the respective fair values, $73.9 million of the purchase price was recorded to property and equipment, net on the consolidated balance sheet representing the estimated fair value of the buildings and site improvements. The remaining $151.1 million of the $225.0 million purchase price was for the fair value of the ground lease and the right to develop additional square footage on the parcel. The long-term portion of $146.8 million was recorded to intangible assets, net with the remainder recorded to other current assets, on the consolidated balance sheet. As of December 31, 2011, construction in progress was primarily buildings and site improvements related to VMware's campus expansion that had not been placed into service.
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
Annual rent payments to Stanford for the new property will initially be approximately $6.8 million, and will increase by 3% annually. VMware is also responsible for paying all taxes, insurance and other expenses necessary to operate the parcel. Additional rent of approximately $1.1 million per year will become payable in connection with the effectiveness of a right to construct further improvements on the parcel, which is currently expected to begin no earlier than the first quarter of 2014. Such additional rent would subsequently increase by 2% annually.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H. Accrued Expenses and Other
Accrued expenses as of December 31, 2011 and 2010 consisted of the following (table in thousands):

	December 31,
	2011	2010
Salaries, commissions, bonuses and benefits	$287,248	$242,180
Accrued partner liabilities	124,359	94,676
Other	176,043	122,957
Total	$587,650	$459,813
Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.
I. Unearned Revenues
Unearned revenues as of December 31, 2011 and 2010 consisted of the following (table in thousands):

	December 31,
	2011	2010
Unearned license revenues	$389,225	$267,056
Unearned software maintenance revenues	2,133,512	1,461,322
Unearned professional services revenues	185,681	131,716
Total unearned revenues	$2,708,418	$1,860,094
Unearned license revenues are recognized either ratably or upon the delivery of existing products, future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. VMware regularly offers product promotions as a strategy to improve awareness of its emerging products. To the extent promotional products have not been delivered and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. Unearned software maintenance revenues are attributable to VMware's growing base of maintenance contracts and are recognized ratably over terms of one to five years with a weighted-average remaining term at December 31, 2011 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered.
J. Note Payable to EMC
In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, with interest payable quarterly in arrears and an original maturity date of April 2012. As of December 31, 2011, $450.0 million remained outstanding. In June 2011, VMware and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The interest rate continues to reset quarterly and bears an interest rate of the 90-Day LIBOR plus 55 basis points. In the years ended December 31, 2011, 2010 and 2009, $3.9 million, $4.1 million and $6.5 million, respectively, of interest expense were recorded related to the note payable. The note may be repaid prior to the maturity date without penalty. No repayments of principal were made during 2011 and 2010.
K. Income Taxes
The domestic and foreign components of income before provisions for income taxes were as follows (table in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Domestic	$112,423	$127,293	$31,690
International	681,990	289,082	191,759
Total	$794,413	$416,375	$223,449

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware’s provision for income taxes consisted of the following (table in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Federal:
Current	$42,772	$65,796	$41,114
Deferred	(23,566)	(42,158)	(35,908)
	19,206	23,638	5,206
State:
Current	721	15,496	6,070
Deferred	11,353	(9,055)	(3,630)
	12,074	6,441	2,440
Foreign:
Current	41,351	34,592	19,643
Deferred	(2,154)	(5,735)	(938)
	39,197	28,857	18,705
Total provision for income taxes	$70,477	$58,936	$26,351
A reconciliation of VMware’s income tax rate to the statutory federal tax rate is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	1.5	1.1
Tax rate differential for international jurisdictions	(25.1)	(17.3)	(21.5)
U.S. tax credits	(6.2)	(8.6)	(8.5)
Permanent items and other	3.7	3.6	5.7
Effective tax rate	8.9%	14.2%	11.8%
The increase in the impact of the tax rate differential for international jurisdictions from 2010 to 2011 is primarily attributable to a shift in the mix of income before tax from the U.S. to international jurisdictions, which largely resulted from how certain expenses were allocated to VMware's world-wide subsidiaries.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities are recognized for future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (table in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Unearned revenue	$126,270	$107,312
Accruals and other	54,150	30,673
Stock-based compensation	56,074	52,095
Tax credit and net operating loss carryforwards	133,080	95,608
Net deferred tax assets	369,574	285,688
Valuation allowance	(56,573)	(35,873)
Total deferred tax assets	313,001	249,815
Deferred tax liabilities:
Property, plant and equipment, net	(21,162)	(20,227)
Intangibles and other assets, net	(7,360)	(1,551)
Other non-current liabilities	—	(8,318)
Total deferred tax liabilities	(28,522)	(30,096)
Total deferred tax assets, net	$284,479	$219,719
VMware has U.S. federal net operating loss carryforwards of $153.7 million from acquisitions made since 2007. These carryforwards expire at different periods through 2030. Portions of these carryforwards are subject to annual limitations. VMware expects to be able to fully use these net operating losses against future income. Also resulting from acquisitions since 2007, VMware has state net operating loss carryforwards of $247.6 million expiring at different periods through 2031. A valuation allowance was recorded to reduce gross deferred tax assets to an amount VMware believes is more likely than not to be realized. The valuation allowance is attributable to the uncertainty regarding the realization of state tax credit carryforward benefits. VMware has non-U.S. net operating losses of $14.7 million resulting from a non-U.S. acquisition in 2009. These net operating losses have an unlimited carryforward period. VMware expects to be able to fully use these net operating losses against future non-U.S. income. Also, VMware has non-U.S. net operating losses of $11.4 million that are subject to a full valuation allowance as VMware believes it is more likely than not that no tax benefit will be realized from these losses. These are primarily from a 2009 acquisition.
U.S. income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries of approximately $1,560.9 million and $900.3 million at December 31, 2011 and 2010, respectively, because such earnings are considered to be reinvested indefinitely outside of the U.S., or will be remitted substantially free of additional tax. VMware's rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. VMware's international income is primarily earned by VMware's subsidiaries in Ireland, where the statutory tax rate is 12.5%. Management does not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on VMware's effective tax rate. As of December 31, 2011, VMware's total cash, cash equivalents, and short-term investments were $4,512.3 million, of which $2,072.0 million was held outside the U.S. If these overseas funds are needed for its operations in the U.S., VMware would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, VMware's intent is to indefinitely reinvest its non-U.S. earnings in its foreign operations and VMware's current plans do not demonstrate a need to repatriate them to fund its U.S. operations. VMware will meet its U.S. liquidity needs through cash flows from operations, external borrowings, or both. VMware utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware's foreign operations and no provision for U.S. taxes has been provided with respect thereto.
VMware is included in the EMC consolidated group for U.S. federal income tax purposes. As of December 31, 2011, VMware had a net income tax payable of $3.3 million, which was included in accrued expenses and other on its consolidated balance sheet. This net amount is primarily comprised of amounts due to and due from EMC under the tax sharing agreement. VMware has a stand-alone taxable loss for the year ended December 31, 2011, which was primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock when the restrictions lapsed. Under the tax sharing agreement with EMC, EMC is obligated to pay VMware an amount equal to the tax benefit generated by

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware that EMC will recognize on its consolidated tax return. EMC refunded income taxes for the 2011 tax year of $138.8 million to VMware on a quarterly basis. This represents a significant portion of the 2011 federal income tax refund due from EMC. VMware will finalize the federal income tax return with EMC in 2012. At December 31, 2010, VMware had an income tax receivable due from EMC for $144.3 million, which was primarily comprised of amounts due from EMC for VMware’s stand-alone federal taxable loss for the fiscal year ending December 31, 2010.
The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In 2011 and 2010, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $7.8 million and $6.5 million, respectively. In 2009, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $8.0 million.
As of December 31, 2011, VMware had gross unrecognized tax benefits totaling $85.4 million, which excludes $9.3 million of offsetting tax benefits. As of December 31, 2010, VMware had gross unrecognized tax benefits totaling $103.9 million, which excludes $5.4 million of offsetting tax benefits. Approximately $80.6 million of VMware’s net unrecognized tax benefits, not including interest, if recognized, would reduce income tax expense and lower VMware’s effective tax rate in the period or periods recognized. The net unrecognized tax benefits, including interest, of $86.6 million as of December 31, 2011 would, if recognized, benefit VMware’s effective income tax rate. The $86.6 million of net unrecognized tax benefits were classified as a non-current liability on the consolidated balance sheet. It is reasonably possible that within the next 12 months audit resolutions could potentially reduce total unrecognized tax benefits by approximately $7.8 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $4.1 million of interest as of January 1, 2011 and $6.0 million of interest as of December 31, 2011 associated with unrecognized tax benefits. These amounts are included as components of the $86.6 million net unrecognized tax benefits at December 31, 2011 and $104.4 million net unrecognized tax benefits at December 31, 2010. Income tax expense for the year ended December 31, 2011 included interest of $1.9 million associated with uncertain tax positions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest associated with unrecognized tax benefits, is as follows (table in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Balance, beginning of the year	$109,294	$84,970	$48,407
Tax positions related to current year:
Additions	19,323	28,177	38,153
Reductions	(1,788)	—	—
Tax positions related to prior years:
Additions	6,373	6,850	—
Reductions	(35,090)	(10,378)	(3,169)
Settlements	(2,965)	—	—
Foreign currency effects	(455)	(325)	1,579
Balance, end of the year	$94,692	$109,294	$84,970

Due to the increased complexity in international operations, including judgments in determining the appropriate tax jurisdictions for revenue and expense items, the Company’s unrecognized tax benefits will likely increase in 2012. However, the Company cannot reasonably estimate the increase.
VMware is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. VMware's domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to VMware's interpretation of applicable tax laws in the jurisdictions in which it files.
The U.S. federal income tax audit of the EMC consolidated group for 2009 and 2010 will commence in 2012. VMware has income tax audits in progress in numerous state, local and international jurisdictions in which it operates. In the VMware international jurisdictions, which comprise a significant portion of its operations, the years that may be examined vary, with the earliest year being 2005. Based on the outcome of examinations of VMware, the result of the expiration of statutes of limitations for specific jurisdictions or the result of ruling requests from taxing authorities, it is reasonably possible that the

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

related unrecognized tax benefits could change from those recorded in the statement of financial position. It is possible that one or more of these audits may be finalized within the next twelve months. However, based on the status of examinations, and the protocol of finalizing audits, it is not possible to estimate the impact of such changes, if any, to the previously recorded uncertain tax positions.
L. Commitments and Contingencies
Litigation
From time to time, VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to intellectual property, contracts, employment and other matters. VMware accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2011, 2010 and 2009, the amounts accrued were not material. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would also be immaterial to VMware’s consolidated financial position and results of operations.
Operating Lease Commitments
VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $56.4 million, $46.4 million and $41.2 million, respectively. VMware’s future lease commitments at December 31, 2011 were as follows (table in thousands):

2012	$56,235
2013	49,871
2014	35,943
2015	25,500
2016	22,208
Thereafter	544,963
Total minimum lease payments	$734,720
The amount of the future lease commitments after 2016 is primarily for the ground lease on VMware’s Palo Alto, California headquarter facilities, which expire in 2046. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the commitments are payable.
Outstanding Obligations
At December 31, 2011, VMware had various contractual commitments aggregating $56.5 million, primarily relating to VMware’s Washington data center facility.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware has agreed to indemnify the directors and executive officers of VMware, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. VMware’s by-laws and charter also provide for indemnification of directors and officers of VMware and VMware subsidiaries to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. VMware also indemnifies certain employees who provide service with respect to employee benefits plans, including the members of the Administrative Committee of the VMware 401(k) Plan, and employees who serve as directors or officers of VMware's subsidiaries.
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
M. Stockholders’ Equity
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
VMware Stock Repurchase Program
In March 2010, VMware’s Board of Directors approved a stock repurchase program, authorizing the purchase of up to $400.0 million of its Class A common stock through the end of 2011. Purchases under the March 2010 authorization were completed in March 2011. In February 2011, a committee of VMware’s Board of Directors authorized the repurchase of up to an additional $550.0 million of VMware’s Class A common stock through the end of 2012.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

From time to time, subject to market conditions, stock was purchased pursuant to these programs in the open market or through private transactions as permitted by securities laws and other legal requirements. In the year ended December 31, 2011, VMware repurchased and retired 6.0 million shares of its Class A common stock at a weighted-average price of $88.37 per share for an aggregate purchase price of $526.2 million, including commissions. In the year ended December 31, 2010, VMware repurchased and retired 4.9 million shares of its Class A common stock at a weighted-average price of $68.96 per share for an aggregate purchase price of $338.5 million, including commissions. The amounts of repurchased shares were classified as a reduction to additional paid-in capital. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. As of December 31, 2011, the authorized amount remaining for repurchase was $85.3 million.
VMware Employee Stock Purchase Plan
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. A total of 6.4 million shares of VMware Class A common stock were reserved for future issuance. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year. The following table summarizes ESPP activity in the years ended December 31, 2011, 2010, and 2009 (table in thousands, except per share amounts):

	For the Year Ended December 31,
	2011	2010	2009
Cash proceeds	$56,964	$45,162	$18,267
Class A common shares purchased	816	1,510	907
Weighted-average price per share	$69.81	$29.90	$20.14
As of December 31, 2011, $31.5 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in January 2012. As of December 31, 2010, $24.8 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the purchase in January 2011.
VMware and EMC Stock Options
Prior to the adoption of VMware’s 2007 Plan in June 2007, eligible VMware employees participated in EMC’s equity plans. In August 2007, VMware and EMC completed an exchange offer enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware Class A common stock. VMware employees who did not elect to exchange their EMC options for options to purchase VMware Class A common stock continue to have their existing grants governed under EMC’s stock plans. Additionally, if an employee transferred from EMC to VMware had outstanding EMC options at the date of transfer, the employee retained their EMC grant which also continues to be governed under the EMC stock plan.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes option activity since January 1, 2009 for VMware and EMC stock options (shares in thousands):

	VMware Stock Options		EMC Stock Options
	Number of Shares	Weighted- Average Exercise Price (per share)	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2009	42,436	$26.54	5,735	$14.35
Options relating to employees transferred from EMC	—	—	96	16.01
Granted	12,500	29.86	—	—
Forfeited	(3,736)	28.11	(2,656)	14.94
Expired	(177)	45.24	(739)	15.45
Exercised	(9,516)	22.01	(438)	10.71
Outstanding, December 31, 2009	41,507	28.34	1,998	14.05
Options relating to employees transferred from EMC	—	—	2,198	15.53
Granted	3,362	57.60	—	—
Forfeited	(2,220)	30.78	(164)	11.44
Expired	(151)	83.86	(193)	55.81
Exercised	(15,574)	24.79	(1,175)	10.53
Outstanding, December 31, 2010	26,924	33.54	2,664	13.93
Options relating to employees transferred from EMC	—	—	2,256	13.53
Granted	171	5.68	—	—
Forfeited	(1,011)	40.98	(230)	14.47
Expired	(112)	101.66	(139)	31.56
Exercised	(9,798)	28.64	(923)	13.58
Outstanding, December 31, 2011	16,174	35.27	3,628	13.16
Exercisable, December 31, 2011	9,863	32.75	2,003	12.36
Vested and expected to vest, December 31, 2011	15,808	35.05	3,540	13.14
As of December 31, 2011, for the VMware stock options, the weighted-average remaining contractual term was 2.5 years and the aggregate intrinsic value was $508.5 million for the 9.9 million exercisable shares. For the 15.8 million options vested and expected to vest at December 31, 2011, the weighted-average remaining contractual term was 3.0 years and the aggregate intrinsic value was $772.3 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $83.19 as of December 31, 2011, which would have been received by the option holders had all in-the-money options been exercised as of that date.
As of December 31, 2011, for the EMC stock options, the weighted-average remaining contractual term was 5.5 years and the aggregate intrinsic value was $18.4 million for the 2.0 million exercisable shares. For the 3.5 million shares vested and expected to vest at December 31, 2011, the weighted-average remaining contractual term was 6.0 years and the aggregate intrinsic value was $29.8 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on EMC’s closing stock price of $21.54 as of December 31, 2011, which would have been received by the option holders had all in-the-money options been exercised as of that date.
Cash proceeds from the exercise of VMware stock options for the years ended December 31, 2011, 2010 and 2009 were $280.6 million, $386.1 million and $209.4 million, respectively. The options exercised in 2011, 2010 and 2009 had a pre-tax intrinsic value of $647.8 million, $678.8 million and $132.6 million, respectively.
Cash proceeds from the exercise of EMC stock options paid to EMC were $12.2 million, $12.4 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The pre-tax intrinsic value of these options held by VMware employees that were exercised during the years ended December 31, 2011, 2010 and 2009 were $12.0 million, $10.8 million and $2.3 million, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware Restricted Stock
VMware restricted stock primarily consists of restricted stock units granted to employees and also includes restricted stock awards and other restricted stock. Other restricted stock primarily includes shares issued in 2009 to certain employees of SpringSource who agreed to accept shares of VMware Class A common stock subject to vesting restrictions in lieu of a portion of their cash merger proceeds.
The following table summarizes VMware’s restricted stock activity since January 1, 2009 (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Outstanding, January 1, 2009	7,626	$32.35
Granted	5,200	33.63
Vested	(2,881)	31.31
Forfeited	(734)	34.81
Outstanding, December 31, 2009	9,211	33.21
Granted	4,933	74.87
Vested	(3,688)	32.38
Forfeited	(704)	39.05
Outstanding, December 31, 2010	9,752	54.17
Granted	4,548	91.51
Vested	(3,853)	48.47
Forfeited	(907)	64.70
Outstanding, December 31, 2011	9,540	72.74
The total fair value of VMware restricted stock-based awards that vested in the years ended December 31, 2011, 2010 and 2009 was $356.1 million, $258.0 million and $88.8 million, respectively. As of December 31, 2011, restricted stock unit awards and other restricted stock representing 9.5 million shares of VMware were outstanding, with an aggregate intrinsic value of $793.6 million based on VMware's closing share price as of December 31, 2011. These shares are scheduled to vest through 2015.
The VMware restricted stock unit awards are valued based on the VMware stock price on the date of grant. Shares underlying restricted stock unit awards are not issued until the restricted stock units vest. The majority of VMware’s restricted stock unit awards have pro rata vesting over three or four years.
VMware Shares Repurchased for Tax Withholdings
During the years ended December 31, 2011, 2010 and 2009, VMware repurchased or withheld and retired 1.3 million shares, 1.3 million shares and 1.0 million shares of Class A common stock for $121.9 million, $87.1 million and $31.5 million, respectively, to cover tax withholding obligations. These amounts differ from the amounts of cash remitted for tax withholding obligations on the consolidated statement of cash flows, due to timing of payments. Pursuant to the respective award agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital as of December 31, 2011, 2010 and 2009.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in VMware’s consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 (table in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Cost of license revenues	$1,606	$1,653	$1,293
Cost of services revenues	23,389	18,478	14,874
Research and development	174,264	164,435	121,770
Sales and marketing	95,688	73,146	58,610
General and administrative	40,206	33,979	34,909
Stock-based compensation expense	335,153	291,691	231,456
Income tax benefit	98,180	94,110	43,170
Total stock-based compensation expense, net of tax	$236,973	$197,581	$188,286
For the years ended December 31, 2011, 2010 and 2009, VMware capitalized $12.4 million, $10.9 million and $14.9 million, respectively, of stock-based compensation expense associated with capitalized software development.
As of December 31, 2011, the total unrecognized compensation cost for stock options and restricted stock was $622.9 million. This non-cash expense will be recognized through 2015 with a weighted-average remaining period of 1.6 years. Stock-based compensation expense includes expense from both VMware and EMC equity awards held by VMware employees.
Fair Value of VMware Options
The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2011	2010	2009
Dividend yield	None	None	None
Expected volatility	37.7%	38.0%	36.1%
Risk-free interest rate	1.0%	1.5%	1.9%
Expected term (in years)	3.0	3.5	3.7
Weighted-average fair value at grant date	$88.40	$18.05	$12.18

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2011	2010	2009
Dividend yield	None	None	None
Expected volatility	34.9%	33.1%	50.9%
Risk-free interest rate	0.2%	0.2%	0.3%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$23.69	$15.18	$7.79

The weighted-average grant date fair value of VMware stock options in 2011 was higher than in prior periods primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware's stock on the date of grant.
For all equity awards granted in 2011, 2010 and 2009, volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based upon an analysis of the expected term of similar grants of comparable publicly-traded companies, the term of the

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

purchase period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
N. Comprehensive Income
The following table sets forth the components of comprehensive income for the years ended December 31, 2011, 2010 and 2009, respectively (table in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Net income	$723,936	$357,439	$197,098
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $944, $9,239 and $2,797	1,540	15,341	4,563
Unrealized losses on effective foreign currency forward exchange contracts, net of tax benefits of $(17), $0, and $0	(61)	—	—
Reclassification of gains on available-for-sale securities recognized during the period, net of taxes of $(12,220), $(102) and $0	(19,938)	(269)	—
Total other comprehensive income (loss)	(18,459)	15,072	4,563
Total comprehensive income, net of taxes	$705,477	$372,511	$201,661
In the year ended December 31, 2011, VMware realized a pre-tax gain of $56.0 million from the sale of its investment in Terremark Worldwide, Inc., which was acquired by Verizon in a cash transaction. The gain was recorded to other income (expense), net on the consolidated statements of income.
In each period presented on VMware’s consolidated balance sheets, accumulated other comprehensive income consisted of unrealized gains and losses on available-for-sale securities, net of taxes. Additionally, beginning with the implementation of VMware's cash flow hedging program in the fourth quarter of 2011, accumulated other comprehensive income also consisted of unrealized gains and losses on effective foreign currency forward exchange contracts, net of taxes.
O. Related Party Transactions
In April 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data services, including certain data center assets and a license to certain intellectual property, for approximately $8.0 million. VMware also entered into an operational support agreement with EMC pursuant to which VMware took over responsibility to operate the Mozy service on behalf of EMC. VMware hired more than 300 Mozy employees and, pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs, are reimbursed to VMware by EMC. On the consolidated statements of income, such amounts were approximately $39.0 million in 2011, including a markup of $2.8 million, and were recorded as a reduction to the costs VMware incurred. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services, and continues to recognize revenue from such products and services. As such, the assets acquired from EMC did not constitute a business and were accounted for as an asset purchase between entities under common control pursuant to generally accepted accounting principles. Accordingly, VMware included the carrying value of the transferred assets as of the date of transfer in its consolidated financial statements.
In April 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. During the years ended December 31, 2011 and 2010, $14.4 million and $10.6 million, respectively, of contingent amounts were paid to EMC. These amounts were recorded as equity transactions and were offsets to the initial capital contribution from EMC. As of December 31, 2011, all contingent payments under the agreement had been made.
Pursuant to the ongoing reseller arrangement with EMC that commenced in 2009, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end users. In the years ended December 31, 2011, 2010 and 2009, VMware recognized revenues of $72.0 million, $48.5 million and $14.1 million, respectively, from products and services sold pursuant to VMware’s reseller arrangement with EMC. As of December 31, 2011 and 2010, $105.6 million and $29.0 million, respectively, of revenues from products and services sold under the reseller arrangement were included in unearned revenues.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the years ended December 31, 2011, 2010 and 2009, VMware recognized professional services revenues of $66.2 million, $60.6 million and $25.2 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. As of December 31, 2011 and 2010, $5.1 million and $5.9 million, respectively, of revenues from professional services to EMC customers were included in unearned revenues.
In the years ended December 31, 2011, 2010 and 2009, VMware recognized revenues of $3.2 million, $6.1 million and $5.6 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. As of December 31, 2011 and 2010, $23.4 million and $19.3 million, respectively, of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenues.
VMware purchased storage systems and software, as well as consulting services, from EMC for $24.3 million, $18.4 million and $9.7 million in the years ended December 31, 2011, 2010 and 2009, respectively.
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware’s personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, from time to time, EMC incurs certain administrative costs on VMware’s behalf in the U.S. The total cost of the services provided to VMware by EMC as described above was $82.6 million, $66.4 million and $95.6 million in the years ended December 31, 2011, 2010 and 2009, respectively.
Pursuant to the tax sharing agreement, VMware has made payments to EMC and EMC has made payments to VMware. The following table summarizes these payments made between VMware and EMC during the years ended December 31, 2011, 2010 and 2009 (table in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Payments from VMware to EMC	$12,148	$5,100	$14,205
Payments from EMC to VMware	314,450	2,471	107,579
Payments between VMware and EMC under the tax sharing agreement primarily relate to VMware's portion of federal income taxes on EMC's consolidated tax return. Payments from VMware to EMC primarily relate to periods for which VMware had stand-alone federal taxable income, while payments from EMC to VMware relate to periods for which VMware had a stand-alone federal taxable loss. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In 2011 and 2010, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $7.8 million and $6.5 million, respectively. In 2009, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $8.0 million.
In the years ended December 31, 2011, 2010 and 2009, $3.9 million, $4.1 million and $6.5 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC, on VMware's consolidated statements of income. VMware’s interest income and expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements. In June 2011, VMware and EMC amended the note to extend its maturity date from April 16, 2012 to April 16, 2015.
As of December 31, 2011, VMware had $101.4 million due from EMC, which was partially offset by $27.6 million due to EMC. As of December 31, 2010, VMware had $76.5 million due from EMC, which was partially offset by $21.0 million due to EMC. The net amounts due from EMC as of December 31, 2011 and December 31, 2010 were $73.8 million and $55.5 million, respectively, and resulted from the related party transactions described above. Additionally, as of December 31, 2011, VMware had $3.3 million of net income taxes payable due to EMC, which was included in accrued expenses and other on the consolidated balance sheet. As of December 31, 2010, VMware had $144.3 million of income taxes receivable due from EMC, which was included in other current assets on VMware’s consolidated balance sheet. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
Transactions with Other Related Parties

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cisco Systems holds 6.5 million shares of VMware Class A common stock representing greater than 5% of VMware’s outstanding Class A common stock. VMware has in the past done business, and expects to continue to do business, with Cisco on a regular arm’s-length basis, on the same or similar terms as would be negotiated with unrelated third parties. Transactions with Cisco in the years ended December 31, 2011, 2010 and 2009 had no material impact on VMware’s consolidated financial statements.
P. Segment Information
VMware operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. VMware's chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. Since VMware operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Revenues by geographic area for the years ended December 31, 2011, 2010 and 2009 were as follows (table in thousands):

	For the Year Ended December 31,
	2011	2010	2009
United States	$1,824,249	$1,452,738	$1,039,033
International	1,942,847	1,404,605	984,904
Total	$3,767,096	$2,857,343	$2,023,937
No country other than the United States had material revenues for the years ended December 31, 2011, 2010 or 2009.
In the years ended December 31, 2011, 2010 or 2009, three, three and two customers, respectively, accounted for more than 10% of revenues.
Long-lived assets by geographic area, which primarily include property and equipment, net, at December 31, 2011, 2010 or 2009 were as follows (table in thousands):

	For the Year Ended December 31,
	2011	2010	2009
United States	$429,678	$306,182	$297,232
International	46,477	43,363	42,758
Total	$476,155	$349,545	$339,990
No country other than the United States accounted for 10% or more of these assets at December 31, 2011, 2010 or 2009, respectively.
VMware groups its products into portfolios that are categorized into the following classes:
Cloud Infrastructure & Management products. Cloud Infrastructure & Management products include the Company’s infrastructure virtualization and management products. The Company’s infrastructure virtualization products include a hypervisor for decoupling the entire software environment from its underlying hardware infrastructure and products that enable the aggregation of multiple servers, storage infrastructure, and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. The Company’s virtualization management products help streamline IT processes and reduce operating costs by automating critical workflows in the data center, while infrastructure management products help companies automate business continuity processes, manage capacity more efficiently and provide financial cost information for internal chargeback. The Cloud Infrastructure and Management products include infrastructure features such as vSphere vMotion and Storage vMotion, vSphere High Availability, vSphere Storage DRS, vSphere vNetwork Distributed Switch and VMware Cloud Infrastructure Suite (CIS), which includes products such as VMware vCenter Server, VMware vCloud Director, VMware vCenter Site Recovery Manager, VMware vCenter Operations, and VMware vShield.
Other Products. The other product category includes Cloud Application Platform and End-User Computing products, including desktop virtualization products. The Company’s Cloud Application Platform solutions help organizations build, run and manage enterprise applications in public, private or hybrid clouds optimized for vSphere and include products such as the VMware vFabric family of products. The Company’s End-User Computing solutions enable a user-centric approach to personal computing that ensures secure access to applications and data from a variety of devices and locations, while also addressing the needs of corporate IT departments, and include the products VMware View, VMware ThinApp, VMware Zimbra, VMware Workstation and VMware Fusion.
Revenues by class of products or services for the years ended December 31, 2011, 2010 and 2009 were as follows (table in

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

thousands):

	For the Year Ended December 31,
	2011	2010	2009
Cloud Infrastructure and Management	$1,665,599	$1,263,232	$945,018
Other products	175,570	138,192	84,424
License revenues	1,841,169	1,401,424	1,029,442
Services revenues	1,925,927	1,455,919	994,495
Total	$3,767,096	$2,857,343	$2,023,937

Q. Selected Quarterly Financial Data (unaudited)
Quarterly financial data for 2011 and 2010 were as follows (tables in millions, except per share amounts):

2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Revenues	$843.7	$921.2	$941.9	$1,060.3
Net income	$125.8	$220.2	$177.5	$200.4
Net income per share, basic	$0.30	$0.52	$0.42	$0.47
Net income per share, diluted	$0.29	$0.51	$0.41	$0.46

2010	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Revenues	$633.5	$673.9	$714.2	$835.7
Net income	$78.4	$74.5	$84.6	$119.9
Net income per share, basic	$0.19	$0.18	$0.21	$0.29
Net income per share, diluted	$0.19	$0.18	$0.20	$0.28

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2011. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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

3.	Index to exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Filed Herewith	Form/File No.	Date
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

4.1	Form of specimen common stock certificate		S-1/A-4	7/27/2007

10.1	Form of Master Transaction Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.2	Form of Administrative Services Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.3	Form of Tax Sharing Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC Corporation		S-1/A-1	6/11/2007

10.5	Form of Employee Benefits Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.6	Form of Real Estate License Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.7+	Letter Agreement between VMware, Inc. and Mark Peek dated March 16, 2007		S-1/A-1	6/11/2007

10.8+	Form of Indemnification Agreement for directors and executive officers		S-1/A-1	6/11/2007

10.9+	2007 Equity and Incentive Plan, as amended and restated March 15, 2011		10-Q	11/2/2011

10.10	Amended and Restated Promissory Note between VMware, Inc. and EMC Corporation dated June 11, 2011		10-Q	8/3/2011

10.11	Form of Insurance Matters Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

10.12+	Form of Option Agreement, as amended October 15, 2010		10-K	2/28/2011

10.13+	Form of Restricted Stock Unit Agreement, as amended October 15, 2010		10-K	2/28/2011

10.14	2007 Employee Stock Purchase Plan, as amended and restated February 24, 2010		10-Q	5/5/2010

10.15	Form of Early Exercise Option Agreement		S-1/A-2	7/27/2007

Exhibit Number	Exhibit Description	Incorporated by Reference
		Filed Herewith	Form/File No.	Date
10.16+	Letter Agreement between VMware, Inc. and Paul Maritz dated September 11, 2008		8-K	9/12/2008

10.17+	Letter Agreement between VMware, Inc. and Tod Nielsen dated January 5, 2009		10-K	2/26/2009

10.18+	Letter Agreement between VMware, Inc. and Richard McAniff dated March 19, 2009		10-Q	5/7/2009

10.19+	Letter Agreement between VMware, Inc. and Dawn Smith dated September 16, 2009		10-K	3/1/2010

10.20	First Amendment to Tax Sharing Agreement between VMware, Inc. and EMC Corporation effective as of January 1, 2011		10-Q	5/4/2011

10.21+	Executive Bonus Program, adopted February 14, 2011		10-Q	5/4/2011

10.22	Agreement of Purchase and Sale Agreement between Roche Palo Alto LLC and VMware, Inc. dated March 16, 2011		10-Q	8/3/2011

10.23	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)		10-Q	8/3/2011

10.24	Ground Lease between 3401 Hillview LLC. And the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006, as amended October 1, 2007 and June 13, 2011		10-Q	8/3/2011

10.25+	Amendment to Letter Agreement between VMware, Inc. and Richard McAniff dated July 19, 2011		10-Q	11/2/2011

21.1	List of subsidiaries	X

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	February 24, 2012	By:	/S/ PAUL A. MARITZ
Paul A. Maritz
Chief Executive Officer

Dated:	February 24, 2012	By:	/S/ ROBYNNE D. SISCO
Robynne D. Sisco Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 24, 2012	/s/ PAUL A. MARITZ	Chief Executive Officer and Director (Principal Executive Officer)
Paul A. Maritz

February 24, 2012	/s/ MARK S. PEEK	Chief Financial Officer and Co-President, Business Operations (Principal Financial Officer)
Mark S. Peek

February 24, 2012	/s/ JOSEPH M. TUCCI	Chairman
Joseph M. Tucci

February 24, 2012	/s/ MICHAEL W. BROWN	Director
Michael W. Brown

February 24, 2012		Director
John R. Egan

February 24, 2012	/s/ DAVID I. GOULDEN	Director
David I. Goulden

February 24, 2012	/s/ RENEE J. JAMES	Director
Renee J. James

February 24, 2012	/s/ DENNIS D. POWELL	Director
Dennis D. Powell

February 24, 2012	/s/ DAVID N. STROHM	Director
David N. Strohm

VMWARE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to Selling, General, and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2011 allowance for doubtful accounts	$4,519	$(643)	$—	$(82)	$3,794
Year ended December 31, 2010 allowance for doubtful accounts	2,525	2,574	—	(580)	4,519
Year ended December 31, 2009 allowance for doubtful accounts	1,690	1,107	—	(272)	2,525

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts (1)	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended December 31, 2011 income tax valuation allowance	$35,873	$22,752	$—	$(2,052)	$56,573
Year ended December 31, 2010 income tax valuation allowance	28,852	20,878	(13,759)	(98)	35,873
Year ended December 31, 2009 income tax valuation allowance	15,394	10,644	4,350	(1,536)	28,852

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