Form 10-Q
period 2012-03-31
VMWARE, INC.
filed 2012-05-02
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period             from            to
Commission File Number 001-33622
________________________________________________
VMWARE, INC.
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	94-3292913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3401 Hillview Avenue Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)
(650) 427-5000
(Registrant’s telephone number, including area code)
________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2012, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 427,245,666 of which 127,245,666 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, VMware vSphere, VMware vCloud, vMotion, Zimbra, SpringSource, VMware vCenter, VMware vShield, Cloud Foundry, VMware View, VMware Workstation and VMware Horizon are registered trademarks or trademarks of VMware, Inc. in the United States and/or other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net income	$191,436	$125,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,766	80,949
Stock-based compensation, excluding amounts capitalized	81,806	80,573
Excess tax benefits from stock-based compensation	(53,682)	(50,008)
Other	(928)	962
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	226,550	81,340
Other assets	(47,706)	(17,920)
Due to/from EMC, net	55,548	60,700
Accounts payable	12,525	9,398
Accrued expenses	(94,817)	(68,569)
Income taxes receivable from EMC	—	35,444
Income taxes payable	55,366	32,927
Deferred income taxes, net	(34,955)	(12,077)
Unearned revenue	99,695	118,386
Net cash provided by operating activities	576,604	477,917
Investing activities:
Additions to property and equipment	(33,671)	(27,046)
Capitalized software development costs	—	(27,422)
Purchases of available-for-sale securities	(701,463)	(598,767)
Sales of available-for-sale securities	422,317	153,097
Maturities of available-for-sale securities	256,977	215,579
Purchase of strategic investments	(5,750)	(14,000)
Business acquisitions, net of cash acquired	—	(14,950)
Transfer of net assets under common control	—	(12,490)
Other investing	4,253	(42,487)
Net cash used in investing activities	(57,337)	(368,486)
Financing activities:
Proceeds from issuance of common stock	111,041	90,171
Repurchase of common stock	—	(147,729)
Excess tax benefits from stock-based compensation	53,682	50,008
Shares repurchased for tax withholdings on vesting of restricted stock	(13,637)	(21,912)
Net cash provided by (used in) financing activities	151,086	(29,462)
Net increase in cash and cash equivalents	670,353	79,969
Cash and cash equivalents at beginning of the period	1,955,756	1,628,965
Cash and cash equivalents at end of the period	$2,626,109	$1,708,934
Non-cash items:
Changes in capital additions, accrued but not paid	$(2,650)	$7,206
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	808	(718)
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues:
License	$481,927	$418,999
Services	573,255	424,722
Total revenues	1,055,182	843,721
Operating expenses (1):
Cost of license revenues	56,743	56,018
Cost of services revenues	114,172	93,879
Research and development	222,390	169,163
Sales and marketing	363,412	302,924
General and administrative	81,300	68,235
Operating income	217,165	153,502
Investment income	5,743	3,406
Interest expense with EMC	(1,287)	(959)
Other income, net	2,285	165
Income before income taxes	223,906	156,114
Income tax provision	32,470	30,302
Net income	$191,436	$125,812
Net income per weighted-average share, basic for Class A and Class B	$0.45	$0.30
Net income per weighted-average share, diluted for Class A and Class B	$0.44	$0.29
Weighted-average shares, basic for Class A and Class B	424,989	417,444
Weighted-average shares, diluted for Class A and Class B	433,213	429,247
_______________________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$440	$466
Cost of services revenues	5,819	5,588
Research and development	39,377	41,884
Sales and marketing	25,234	22,523
General and administrative	10,936	10,112
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Net income	$191,436	$125,812
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes of $1,430 and $10,614	2,333	14,334
Unrealized gains on effective foreign currency forward exchange contracts, net of taxes of $40 and $0	768	—
Reclassification of (gains) losses on available-for-sale securities recognized during the period, net of taxes of $36, and $(5)	58	(8)
Total other comprehensive income	3,159	14,326
Total comprehensive income, net of taxes	$194,595	$140,138
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,626,109	$1,955,756
Short-term investments	2,596,146	2,556,450
Accounts receivable, net of allowance for doubtful accounts of $2,734 and $3,794	657,243	882,857
Due from EMC, net	18,251	73,799
Deferred tax asset	139,674	128,471
Other current assets	97,223	80,439
Total current assets	6,134,646	5,677,772
Property and equipment, net	523,687	525,490
Capitalized software development costs, net and other	139,942	154,236
Deferred tax asset	179,986	156,855
Intangible assets, net	388,233	407,375
Goodwill	1,759,036	1,759,080
Total assets	$9,125,530	$8,680,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,744	$49,747
Accrued expenses and other	489,100	587,650
Unearned revenues	1,788,670	1,764,109
Total current liabilities	2,340,514	2,401,506
Note payable to EMC	450,000	450,000
Unearned revenues	1,019,443	944,309
Other liabilities	119,933	114,711
Total liabilities	3,929,890	3,910,526
Commitments and contingencies (see Note L)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 126,852 and 123,610 shares	1,269	1,236
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	3,442,994	3,212,264
Accumulated other comprehensive income	4,335	1,176
Retained earnings	1,744,042	1,552,606
Total stockholders’ equity	5,195,640	4,770,282
Total liabilities and stockholders’ equity	$9,125,530	$8,680,808
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
Unaudited Interim Financial Information
These accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s consolidated cash flows, results of operations and financial condition for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2012. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2011 Annual Report on Form 10-K.
VMware was incorporated as a Delaware corporation in 1998, was acquired by EMC Corporation (“EMC”) in 2004 and conducted its initial public offering of VMware’s Class A common stock in August 2007. As of March 31, 2012, EMC holds approximately 79.2% of VMware’s outstanding common stock, including 38.1 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is considered a “controlled company” under the rules of the New York Stock Exchange. VMware historically has received, and continues to receive, certain administrative services from EMC, and VMware and EMC engage in certain intercompany transactions. Costs incurred by EMC for the direct benefit of VMware, such as salaries, benefits, travel and rent, plus a mark-up intended to approximate third-party costs, are included in VMware’s consolidated financial statements. In addition, beginning in the second quarter of 2011, VMware incurs costs to operate the Mozy service on behalf of EMC. These costs, plus a mark-up intended to approximate third-party costs, are reimbursed to VMware by EMC and recorded as an offset to the costs VMware incurred on the consolidated statements of income.
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
Principles of Consolidation
The consolidated financial statements include the accounts of VMware and its subsidiaries. All intercompany transactions and balances between VMware and its subsidiaries have been eliminated. All intercompany transactions with EMC in the consolidated statements of cash flows will be settled in cash, and changes in the current intercompany balances are presented as a component of cash flows from operating activities.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

liabilities, useful lives of fixed assets and intangible assets, valuation of acquired intangibles, revenue reserves, income taxes, stock-based compensation and contingencies. Actual results could differ from those estimates.
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Comprehensive income must be presented in one continuous statement of comprehensive income or two separate consecutive statements. In December 2011, the FASB issued an amendment to ASU 2011-05 that defers the requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income. VMware adopted this accounting standard update, as amended, on January 1, 2012, and presents comprehensive income in accordance with the requirements of the standard in this Quarterly Report on Form 10-Q.
B. Research and Development and Capitalized Software Development Costs
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product's technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established and as the Company's business, products and go-to-market strategy have evolved, management has continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, management determined that VMware's go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware's products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, management expects VMware's products to be available for general release soon after technological feasibility has been established.
VMware's expensed and capitalized research and development ("R&D") costs may not be comparable to VMware's peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Additionally, future changes in management's judgment as to when technological feasibility is established, or additional changes in VMware's business, including its go-to-market strategy, could materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability were to increase again in the future, the amount of capitalized costs would likely increase.
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
Unamortized software development costs were $83.1 million and $104.9 million as of March 31, 2012 and December 31, 2011, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheets.
In the three months ended March 31, 2012, all software development costs were expensed as incurred and were included in R&D expenses on the accompanying consolidated statement of income. In the three months ended March 31, 2011, VMware capitalized $32.3 million (including $4.9 million of stock-based compensation) of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $21.8 million and $28.5 million for the three months ended March 31, 2012 and 2011, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.
C. Earnings per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

treasury stock method. Potentially dilutive securities primarily include stock options, unvested restricted stock units, and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. As of March 31, 2012, VMware had 126.9 million shares of Class A common stock and 300.0 million shares of Class B common stock outstanding that were included in the calculation of basic earnings per share. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.
The following table sets forth the computations of basic and diluted net income per share for the three months ended March 31, 2012 and 2011 (table in thousands, except per share data):

	For the Three Months Ended March 31,
	2012	2011
Net income	$191,436	$125,812
Weighted-average shares, basic for Class A and Class B	424,989	417,444
Effect of dilutive securities	8,224	11,803
Weighted-average shares, diluted for Class A and Class B	433,213	429,247
Net income per weighted-average share, basic for Class A and Class B	$0.45	$0.30
Net income per weighted-average share, diluted for Class A and Class B	$0.44	$0.29
For the three months ended March 31, 2012 and 2011, stock options to purchase 0.4 million and 1.5 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For each of the three months ended March 31, 2012 and 2011, 0.1 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.
D. Investments
Investments as of March 31, 2012 and December 31, 2011 consisted of the following (tables in thousands):

	March 31, 2012
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$408,229	$1,350	$(46)	$409,533
U.S. and foreign corporate debt securities	1,196,596	3,576	(368)	1,199,804
Foreign governments and multi-national agency obligations	37,585	54	(6)	37,633
Municipal obligations	851,348	1,766	(551)	852,563
Asset-backed securities	39,471	49	(14)	39,506
Mortgage-backed securities	57,097	116	(106)	57,107
Total investments	$2,590,326	$6,911	$(1,091)	$2,596,146
	December 31, 2011
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$516,795	$1,842	$(23)	$518,614
U.S. and foreign corporate debt securities	1,134,009	1,404	(2,036)	1,133,377
Foreign governments and multi-national agency obligations	58,455	30	(87)	58,398
Municipal obligations	768,282	1,396	(437)	769,241
Asset-backed securities	27,107	2	(23)	27,086
Mortgage-backed securities	49,778	128	(172)	49,734
Total investments	$2,554,426	$4,802	$(2,778)	$2,556,450

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Both the realized gains and realized losses on investments were not material for the three months ended March 31, 2012 and 2011. In addition, VMware evaluated its investments as of March 31, 2012 and December 31, 2011 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.
As of March 31, 2012 and December 31, 2011, VMware did not have investments in a material continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of March 31, 2012, and December 31, 2011, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in thousands):

	March 31, 2012		December 31, 2011
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$94,287	$(46)	$50,604	$(23)
U.S. and foreign corporate debt securities	282,198	(368)	539,228	(2,036)
Foreign governments and multi-national agency obligations	16,922	(6)	43,026	(87)
Municipal obligations	275,590	(550)	298,187	(406)
Asset-backed securities	12,396	(14)	20,025	(23)
Mortgage-backed securities	37,502	(106)	32,817	(172)
Total	$718,895	$(1,090)	$983,887	$(2,747)
Contractual Maturities
The contractual maturities of investments held at March 31, 2012 consisted of the following (table in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,229,715	$1,230,641
Due after 1 year through 5 years	1,309,338	1,314,197
Due after 5 years	51,273	51,308
Total investments	$2,590,326	$2,596,146
E. Fair Value Measurements
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
VMware’s Level 1 classification of the fair value hierarchy includes money market funds and certain available-for-sale fixed income securities because these securities are valued using quoted prices in active markets for identical assets.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

period presented. VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy.
The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheets, that were required to be measured at fair value as of March 31, 2012 and December 31, 2011 (tables in thousands):

	March 31, 2012
	Level 1	Level 2	Total
Money-market funds	$2,044,897	$—	$2,044,897
U.S. Government and agency obligations	155,869	253,664	409,533
U.S. and foreign corporate debt securities	—	1,253,298	1,253,298
Foreign governments and multi-national agency obligations	—	37,634	37,634
Municipal obligations	—	852,563	852,563
Asset-backed securities	—	39,506	39,506
Mortgage-backed securities	—	57,107	57,107
Total cash equivalents and investments	$2,200,766	$2,493,772	$4,694,538

	December 31, 2011
	Level 1	Level 2	Total
Money-market funds	$1,345,904	$—	$1,345,904
U.S. Government and agency obligations	170,744	347,870	518,614
U.S. and foreign corporate debt securities	—	1,143,378	1,143,378
Foreign governments and multi-national agency obligations	—	58,397	58,397
Municipal obligations	—	769,241	769,241
Asset-backed securities	—	27,086	27,086
Mortgage-backed securities	—	49,734	49,734
Total cash equivalents and investments	$1,516,648	$2,395,706	$3,912,354
F. Derivative Instruments
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
Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware entered into foreign currency forward contracts starting in the fourth quarter of 2011. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income on the consolidated balance sheet, and is subsequently reclassified to the related operating expense line item in the consolidated statements of income in the same period that the underlying expenses are incurred. Interest charges or "forward points" on VMware's forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the consolidated statements of income as incurred. For the three months ended March 31, 2012, all amounts recognized on the consolidated statements of income related to VMware's cash flow hedging program were immaterial.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of March 31, 2012 and December 31, 2011, VMware had forward contracts to purchase currency designated as cash flow hedges with a total notional value of $25.9 million and $47.1 million, respectively. The fair value of these forward contracts was immaterial as of March 31, 2012 and therefore excluded from the fair value tables above. For the three months ended March 31, 2012, all cash flow hedges were considered effective.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of March 31, 2012 and December 31, 2011, VMware had outstanding forward contracts with a total notional value of $244.4 million and $324.1 million, respectively. The fair value of these forward contracts was immaterial as of March 31, 2012 and December 31, 2011 and therefore excluded from the fair value tables above.
G. Property and Equipment, Net
Property and equipment, net, as of March 31, 2012 and December 31, 2011 consisted of the following (table in thousands):

	March 31, 2012	December 31, 2011
Equipment and software	$532,649	$512,754
Buildings and improvements	349,338	340,596
Furniture and fixtures	63,189	61,023
Construction in progress	68,738	68,707
Total property and equipment	1,013,914	983,080
Accumulated depreciation	(490,227)	(457,590)
Total property and equipment, net	$523,687	$525,490
Depreciation expense was $32.8 million and $30.7 million in the three months ended March 31, 2012 and 2011, respectively.
In the three months ended March 31, 2011, VMware entered into an agreement to purchase the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware’s existing Palo Alto, California campus and made a good faith deposit of $45.0 million to perform due diligence on the site. VMware completed this transaction in the three months ended June 30, 2011 for a total cost of $225.0 million.
As of March 31, 2012 and December 31, 2011, construction in progress primarily represented buildings and site improvements related to VMware's Palo Alto campus expansion that had not yet been placed into service.
H. Accrued Expenses and Other
Accrued expenses and other as of March 31, 2012 and December 31, 2011 consisted of the following (table in thousands):

	March 31, 2012	December 31, 2011
Salaries, commissions, bonuses, and benefits	$208,482	$287,248
Accrued partner liabilities	109,106	124,359
Other	171,512	176,043
Total	$489,100	$587,650
Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

I. Unearned Revenues
Unearned revenues as of March 31, 2012 and December 31, 2011 consisted of the following (table in thousands):

	March 31, 2012	December 31, 2011
Unearned license revenues	$373,016	$389,225
Unearned software maintenance revenues	2,245,653	2,133,512
Unearned professional services revenues	189,444	185,681
Total unearned revenues	$2,808,113	$2,708,418
Unearned license revenues are recognized either ratably or upon the delivery of existing products, future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. VMware regularly offers product promotions as a strategy to improve awareness of its emerging products. To the extent promotional products have not been delivered and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Increasingly, unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At March 31, 2012, the ratable component represented over half of the total unearned license revenue balance. Unearned software maintenance revenues are attributable to VMware's maintenance contracts and are recognized ratably over terms of one to five years with a weighted-average remaining term at March 31, 2012 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
J. Note Payable to EMC
In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, with interest payable quarterly in arrears and original maturity date of April 2012. As of March 31, 2012, $450.0 million remained outstanding. In June 2011, VMware and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points. For the three months ended March 31, 2012 and 2011, $1.3 million and $1.0 million, respectively, of interest expense were recorded related to the note payable. The note may be repaid prior to the maturity date without penalty. No repayments of principal were made during the three months ended March 31, 2012 and 2011.
K. Income Taxes
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
VMware’s effective income tax rate was 14.5% and 19.4% for the three months ended March 31, 2012 and 2011, respectively. The lower effective rate for the three months ended March 31, 2012, compared with the three months ended March 31, 2011, was primarily attributable to a jurisdictional shift of income from the U.S. to lower-tax non-U.S. jurisdictions, and a decrease in unrecognized tax benefits from uncertain tax positions as a percentage of income before tax primarily offset by the expiration of the federal research tax credit.
VMware’s rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. VMware’s international income is primarily earned by VMware’s subsidiaries in Ireland, where the statutory tax rate is 12.5%. Management does not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on VMware’s effective tax rate. As of March 31, 2012, VMware’s total cash, cash equivalents, and short-term investments were $5,222.3 million, of which $2,464.0 million were held outside the U.S. If these overseas funds are needed for its operations in the U.S., VMware would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, all income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware's foreign operations and no provision for U.S. taxes has been provided with respect thereto. At this time, it is not practicable to estimate the amount of tax that may be payable were VMware to repatriate these funds, and VMware's current plans do not demonstrate a need to repatriate them to fund its U.S. operations. VMware will meet its U.S. liquidity needs through cash flows from operations, external borrowings, or both. VMware utilizes a variety of tax planning and

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed.
As of March 31, 2012, VMware had gross unrecognized tax benefits totaling $88.7 million, which excludes $11.8 million of offsetting tax benefits. Approximately $83.9 million of VMware’s net unrecognized tax benefits, not including interest, if recognized, would reduce income tax expense and lower VMware’s effective tax rate in the period or periods recognized. The $91.0 million of net unrecognized tax benefits, including interest, were classified as a non-current liability on the consolidated balance sheet. It is reasonably possible that within the next 12 months audit resolutions could potentially reduce total unrecognized tax benefits by between approximately $5.0 million and $7.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $1.1 million in interest and penalties for the three months ended March 31, 2012 and had accrued $7.1 million of interest and penalties as of March 31, 2012, associated with the net unrecognized tax benefits. These amounts are included as components of the $91.0 million of net unrecognized tax benefits as of March 31, 2012.
L. Commitments and Contingencies
Litigation
From time to time, VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to intellectual property, contracts, employment and other matters. VMware accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2012 and December 31, 2011, the amounts accrued were not material. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would also be immaterial to VMware’s consolidated financial position and results of operations.
Operating Lease Commitments
VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at March 31, 2012 were as follows (table in thousands):

2012	$41,326
2013	49,906
2014	36,014
2015	25,651
2016	22,307
Thereafter	545,402
Total minimum lease payments	$720,606
The amount of the future lease commitments after 2016 is primarily for the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in 2046. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. Dollar and the foreign currencies in which the commitments are payable.
M. Stockholders’ Equity
VMware Stock Repurchase Programs
In February 2012, VMware’s Board of Directors authorized the repurchase of up to $600.0 million of VMware’s Class A common stock through the end of 2013. In February 2011, a committee of VMware's Board of Directors authorized the repurchase of up to $550.0 million of VMware's Class A common stock through the end of 2012. These authorizations were in addition to a previous repurchase authorization made in March 2010 of up to $400.0 million of VMware's Class A common stock that was completed in March 2011.
From time to time, stock repurchases may be made pursuant to the February 2012 and February 2011 authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, corporate and

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted.
In the three months ended March 31, 2012, VMware did not repurchase shares of its Class A common stock. In the three months ended March 31, 2011, VMware repurchased and retired 1.7 million shares of its Class A common stock at a weighted-average price of $85.88 per share for an aggregate purchase price of $147.7 million, including commissions. The amount of repurchased shares was classified as a reduction to additional paid-in capital. As of March 31, 2012, the authorized amount remaining for repurchase was $685.3 million. Of that amount, $600.0 million is authorized for repurchases through the end of 2013 and the remaining $85.3 million is authorized for repurchases through the end of 2012.
VMware Employee Stock Purchase Plan
The following table summarizes Employee Stock Purchase Plan (the “ESPP”) activity in the three months ended March 31, 2012 and 2011 (table in thousands, except per share amounts):

	Purchase Period Ended
	January 31,
	2012	2011
Cash proceeds	$32,861	$26,813
Class A common shares purchased	424	407
Weighted-average price per share	$77.58	$65.90
As of March 31, 2012, $20.1 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in July 2012.
VMware Restricted Stock
VMware restricted stock units primarily consist of restricted stock unit ("RSU") awards granted to employees. RSUs are valued based on the VMware stock price on the date of grant, and shares underlying RSU awards are not issued until the restricted stock units vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
In February 2012, VMware granted 0.3 million performance stock unit ("PSU") awards to certain of its executives. The awards will vest in the first quarter of 2015 if VMware meets a designated revenue growth target over the three-year period commencing on January 1, 2012. If minimum performance thresholds are achieved, each PSU award will convert into VMware's Class A common stock at a ratio ranging from 0.5 to three shares for each PSU, depending upon the degree of achievement. If minimum performance thresholds are not achieved, then no shares will be issued under a PSU award.
The following table summarizes restricted stock activity since January 1, 2012 (stock units in thousands):

	Number of Stock Units	Weighted- Average Grant Date Fair Value (per stock unit)
Outstanding, January 1, 2012	9,540	$72.74
Granted	1,230	98.12
Vested	(406)	52.02
Forfeited	(284)	71.73
Outstanding, March 31, 2012	10,080	77.22
The total fair value of VMware stock units that vested in the three months ended March 31, 2012 was $39.1 million. As of March 31, 2012, stock units representing 10.1 million shares of VMware were outstanding, with an aggregate intrinsic value of $1,132.5 million based on VMware's closing price as of March 31, 2012. These stock units are scheduled to vest through 2016.
VMware Shares Repurchased for Tax Withholdings
In the three months ended March 31, 2012 and 2011, VMware repurchased or withheld and retired 0.2 million shares and 0.2 million shares of Class A common stock, for $14.4 million and $21.2 million, respectively, to cover tax withholding obligations. These amounts differ from the amounts of cash remitted for tax withholding obligations on the consolidated statement of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.
N. Related Party Transactions
In the second quarter of 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services and continues to recognize revenue from such products and services. VMware entered into an operational support agreement with EMC pursuant to which VMware took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs, are reimbursed to VMware by EMC. On the consolidated statements of income, such amounts were approximately $14.6 million in the three months ended March 31, 2012, including a markup of $1.6 million, and were recorded as a reduction to the costs VMware incurred.
In the second quarter of 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. During the three months ended March 31, 2011, a $12.5 million contingent payment was made to EMC. This payment was recorded as an equity transaction and was an offset to the initial capital contribution from EMC. As of December 31, 2011, all contingent payments under the agreement had been made.
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end-users. In the three months ended March 31, 2012 and 2011, VMware recognized revenues of $35.0 million and $20.0 million, respectively, from products and services sold pursuant to VMware’s reseller arrangement with EMC. As of March 31, 2012, $94.2 million of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended March 31, 2012 and 2011, VMware recognized professional services revenues of $18.7 million and $14.4 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. As of March 31, 2012, $5.9 million of revenues from professional services to EMC customers were included in unearned revenues.
In the three months ended March 31, 2012 and 2011, VMware recognized revenues of $1.7 million and $0.5 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. As of March 31, 2012, $22.9 million of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenues.
VMware purchased storage systems and software, as well as consulting services, from EMC for $17.9 million and $5.8 million in the three months ended March 31, 2012 and 2011, respectively.
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC employees who are managed by VMware’s personnel. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on VMware’s behalf in the U.S. that are also recorded as expenses. The total cost of the services provided to VMware by EMC as described above was $27.8 million and $24.7 million in the three months ended March 31, 2012 and 2011, respectively.
In the three months ended March 31, 2012, no payments were made by VMware or EMC under the tax sharing agreement. In the three months ended March 31, 2011, EMC paid VMware $35.4 million under the tax sharing agreement. No payments were made by VMware to EMC under the tax sharing agreement in the three months ended March 31, 2011. Payments between VMware and EMC under the tax sharing agreement primarily relate to VMware's portion of federal income taxes on EMC's consolidated tax return. Payments from VMware to EMC primarily relate to periods for which VMware had stand-alone federal taxable income, while payments from EMC to VMware relate to periods for which VMware had a stand-alone federal taxable loss. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not material.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In the three months ended March 31, 2012 and 2011, $1.3 million and $1.0 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. VMware’s interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
As of March 31, 2012, VMware had $18.3 million net due from EMC, which consisted of $58.0 million due from EMC, partially offset by $39.7 million due to EMC. These amounts resulted from the related party transactions described above. In addition to the $18.3 million net due from EMC as of March 31, 2012, VMware had an immaterial amount of net income taxes payable due to EMC, which is included in accrued expenses and other on VMware’s consolidated balance sheets. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
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
Revenues by geographic area for the three months ended March 31, 2012 and 2011 were as follows (table in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
United States	$484,974	$399,550
International	570,208	444,171
Total	$1,055,182	$843,721
No country other than the United States had material revenues for the three months ended March 31, 2012 or 2011.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of March 31, 2012 and December 31, 2011 were as follows (table in thousands):

	March 31, 2012	December 31, 2011
United States	$434,816	$429,678
International	44,286	46,477
Total	$479,102	$476,155
No country other than the United States accounted for 10% or more of these assets at March 31, 2012 or December 31, 2011, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We have developed a multi-channel distribution model to expand our global presence and to reach various segments of the industry. In the first quarter of 2012, we derived over 85% of our sales from our channel partners, which include distributors, resellers, system vendors and systems integrators. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user customer. Our sales force works collaboratively with our channel partners to introduce them to customers and new sales opportunities. As we expand geographically, we expect to continue to add additional channel partners.
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
Our current financial focus is on long-term revenue growth to generate free cash flows to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, end-user devices and cloud computing through a combination of internal development and acquisitions. See “Non-GAAP Financial Measures” for further information on free cash flows. In evaluating our results, we also focus on operating margin excluding certain expenses which are included in our total operating expenses calculated in accordance with GAAP. The expenses excluded are stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses consisting of employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. We believe this measure reflects our ongoing business in a manner that allows meaningful period-to-period comparisons. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and future product offerings in what may be a substantially more competitive environment.
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
Pricing models have generally been based upon the physical infrastructure, such as the number of physical desktop computers or server processors, on which our software runs. We have recently begun to base pricing for some of our products on virtual, rather than purely physical, entitlements, while continuing to license such products on a perpetual basis. Effective in the third quarter of 2010, we began pricing certain of our management solutions on a per-virtual-machine basis. In the third quarter of 2011, we revised the pricing model for VMware vSphere 5 effective with its general availability. VMware vSphere 5 will continue to be licensed perpetually on a per-processor basis. The two physical constraints, number of cores and physical RAM, have been eliminated, however, and replaced with a single virtualization-based entitlement of virtual memory, or vRAM, which can be shared across a large pool of servers.
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
Results of Operations
Revenues
Our revenues in the first quarter of 2012 and 2011 were as follows:

	For the Three Months Ended
	March 31,
	2012	2011	% Change
Revenues:
License	$481.9	$419.0	15%
Services:
Software maintenance	492.3	363.8	35
Professional services	81.0	60.9	33
Total services	573.3	424.7	35
Total revenues	$1,055.2	$843.7	25

Revenues:
United States	$485.0	$399.5	21%
International	570.2	444.2	28
Total revenues	$1,055.2	$843.7	25
Total revenues increased by $211.5 or 25% to $1,055.2 in the first quarter of 2012 from $843.7 in the first quarter of 2011.
In the first quarter of 2012 we saw growth in license and services revenues, and growth in the United States and internationally, as compared with the first quarter of 2011.
License Revenues
Software license revenues increased by $62.9 or 15% to $481.9 in the first quarter of 2012 from $419.0 in the first quarter of 2011. License revenues in the first quarter of 2012 primarily benefited from global demand for vSphere and continued growing interest in our management and automation solutions, as compared to the first quarter of 2011.
In both the first quarter of 2012 and the first quarter of 2011, ELAs comprised 22% of total sales. We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly by us and through certain channel partners. ELAs are a core element to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application platform products, our end-user computing products and our cloud infrastructure and management products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately and the remainder is deferred and primarily recognized as software maintenance revenues in future periods. In addition, ELAs typically include an initial maintenance period that is longer than other types of license sales.
Services Revenues
Services revenues increased by $148.5 or 35% to $573.3 in the first quarter of 2012 from $424.7 in the first quarter of 2011. The increase in services revenues during the first quarter of 2012 was primarily attributable to growth in our software maintenance revenues.
Software maintenance revenues increased by $128.5 or 35% to $492.3 in the first quarter of 2012 from $363.8 in the first quarter of 2011. In the first quarter of 2012, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In the first quarter of 2012, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.

Professional services revenues increased by $20.1 or 33% to $81.0 in the first quarter of 2012 from $60.9 in the first quarter of 2011. Professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our solutions to independently provide professional services to our customers, we do not expect our professional services revenues to constitute an increasing component of our revenue mix. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.
Revenue Growth in Constant Currency
We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. Dollar as our functional currency, unearned revenues for orders booked in currencies other than the U.S. Dollar are converted into U.S. Dollars at the exchange rate in effect for the month in which each order is booked. We calculate constant currency on license revenues recognized during the current period that were originally booked in currencies other than U.S. Dollars by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable period. We do not calculate constant currency on services revenues, which include software maintenance revenues and professional services revenues.
Foreign currency fluctuations did not have a significant impact on year-over-year growth in the first quarter of 2012. In the first quarter of 2012, the year-over-year growth in license revenues measured on a constant currency basis was 14% in the first quarter of 2012, compared with 15% as reported. The year-over-year growth in total revenues was 25% in the first quarter of 2012, both as measured on a constant currency basis and as reported.
Unearned Revenues
Our unearned revenues as of March 31, 2012, and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Unearned license revenues	$373.0	$389.2
Unearned software maintenance revenues	2,245.7	2,133.5
Unearned professional services revenues	189.4	185.7
Total unearned revenues	$2,808.1	$2,708.4

The complexity of our unearned revenues has increased over time as a result of acquisitions, an expanded product portfolio and a broader range of pricing and packaging alternatives. As of March 31, 2012, total unearned revenues increased by $99.7 or 4% to $2,808.1 from $2,708.4 at December 31, 2011. This increase was primarily due to growth in unearned software maintenance revenues, attributable to our growing base of maintenance contracts.
Unearned license revenues are recognized either ratably or upon the delivery of existing products, future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions as a strategy to improve awareness of our emerging products. To the extent promotional products have not been delivered and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Increasingly, unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At March 31, 2012, the ratable component represented over half of the total unearned license revenue balance. Unearned software maintenance revenues are attributable to our maintenance contracts and are recognized ratably over terms from one to five years with a weighted-average remaining term at March 31, 2012 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered. We believe our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.

Operating Expenses
Information about our operating expenses in the first quarter of 2012 and 2011 is as follows:

	For the Three Months Ended March 31, 2012
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$21.2	$0.4	$21.8	$13.3	$56.7
Cost of services revenue	106.8	5.8	—	1.6	114.2
Research and development	180.3	39.4	—	2.7	222.4
Sales and marketing	333.2	25.2	—	5.0	363.4
General and administrative	70.0	11.0	—	0.3	81.3
Total operating expenses	$711.5	$81.8	$21.8	$22.9	$838.0
Operating income					$217.2
Operating margin					20.6%

	For the Three Months Ended March 31, 2011
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$18.0	$0.5	$28.5	$9.0	$56.0
Cost of services revenue	86.7	5.6	—	1.6	93.9
Research and development	151.8	41.9	(27.4)	2.9	169.2
Sales and marketing	277.3	22.5	—	3.1	302.9
General and administrative	57.7	10.1	—	0.4	68.2
Total operating expenses	$591.5	$80.6	$1.1	$17.0	$690.2
Operating income					$153.5
Operating margin					18.2%
____________________________

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

Operating margins increased from 18.2% in the first quarter of 2011 to 20.6% in the first quarter of 2012. The increase in our operating margin in the first quarter of 2012 compared with the first quarter of 2011 primarily relates to the increase in our revenues, which outpaced the increase in our expenses. In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above.
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
Core operating expenses increased by $120.0 or 20% in the first quarter of 2012 compared with the first quarter of 2011. As quantified below, this increase was primarily due to an increase in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training. The increase in employee-related expenses was largely a result of an increase in headcount of over 2,000 employees in the first quarter of 2012 compared with the first quarter of 2011, driven by strategic hiring, business growth and business acquisitions. A portion of our core operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Core operating expenses benefited by $4.6 in the first quarter of 2012, as compared with the first quarter of 2011, due to the effect of fluctuations in the exchange rates between the U.S. Dollar and other currencies.
Cost of License Revenues
Core operating expenses in cost of license revenues increased by $3.1 or 17% in the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily due to an increase of $1.6 in the first quarter of 2012 for IT development costs.
Cost of Services Revenues
Core operating expenses in cost of services revenues increased by $20.1 or 23% in the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily due to growth in employee-related expenses of $13.2 in the first quarter of 2012, which was largely driven by incremental growth in headcount. Additionally, our third-party professional services costs increased by $4.3 to provide technical support and professional services primarily in connection with increased services revenues.
Research and Development Expenses
Core operating expenses for R&D increased by $28.5 or 19% in the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily due to growth in employee-related expenses of $24.7 in the first quarter of 2012, which was primarily driven by incremental growth in headcount from strategic hiring and business acquisitions.
Sales and Marketing Expenses
Core operating expenses for sales and marketing increased by $56.0 or 20% in the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily due to growth in employee-related expenses of $45.4 in the first quarter of 2012, driven by incremental growth in headcount. Additionally, the costs of marketing programs increased by $8.4.
General and Administrative Expenses
Core operating expenses for general and administrative increased by $12.3 or 21% in the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily due to an increase of $3.8 in the first quarter of 2012 related to employee-related expenses primarily due to incremental growth in headcount. Additionally, expenses increased by $3.1 related to a global conference held in the first quarter of 2012.
Stock-Based Compensation Expense

	For the Three Months Ended
	March 31,
	2012	2011
Stock-based compensation, excluding amounts capitalized	$81.8	$80.6
Stock-based compensation capitalized	—	4.9
Stock-based compensation, including amounts capitalized	$81.8	$85.5
Stock-based compensation expense decreased by $3.7 in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease of $26.1 mainly related to fully vested grants. Offsetting this decrease was an increase of $17.5 from new awards issued to our existing employees primarily in the second quarter of 2011, as well as an increase of $9.5 for awards made to new employees over the last year. As a result of our annual equity refresh program, we expect our total stock-based compensation to increase to over $100 per quarter for the remainder of 2012.
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
As of March 31, 2012, the total unamortized fair value of our outstanding equity-based awards held by our employees was approximately $653.2 and is expected to be recognized over a weighted-average period of approximately 1.6 years.
Capitalized Software Development Costs, Net
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product's technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established and as our business, products and go-to-market strategy have evolved, we have continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that VMware's go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. We expect our products to be available for general release soon after technological feasibility has been established. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. In the first quarter of 2012, all software development costs were expensed as incurred and were included in R&D expenses on the accompanying consolidated statement of income. In the first quarter of 2011, we capitalized $32.3 (including $4.9 of stock-based compensation) of costs for the development of software products.
Our expensed and capitalized R&D costs may not be comparable to our peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Additionally, future changes in our judgment as to when technological feasibility is established, or additional changes in our business, including our go-to-market strategy, could materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability was to increase again in the future, the amount of capitalized costs would likely increase.
In the first quarter of 2012, amortization expense from capitalized software development costs decreased $6.6 to $21.8 from $28.5 in the first quarter of 2011. These amounts are included in cost of license revenues on our accompanying consolidated statements of income. The decrease in amortization of software development costs of $6.6 in the first quarter of 2012 as compared with the first quarter of 2011 was primarily due to a decrease of $15.8 related to the amortization of prior versions of vSphere, which was partially offset by an increase of $11.3 related to the general release of VMware vSphere 5.0 in the second half of 2011. In future periods, we expect our amortization expense from capitalized software development costs to decline as software development costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy.
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
Other operating expenses increased by $5.9 to $22.9 in the first quarter of 2012 from $17.0 in the first quarter of 2011. The increase in the first quarter of 2012 was primarily due to an increase in intangible amortization of $4.9, primarily resulting from new acquisitions, of which $4.2 was recorded to costs of license revenues on our income statement.
Investment Income
Investment income increased by $2.3 to $5.7 in the first quarter of 2012 from $3.4 in the first quarter of 2011. Investment income primarily consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. Investment income increased in the first quarter of 2012 as compared with the first quarter of 2011 due to an increase in the average rate of interest earned and increased cash equivalent and short-term investment balances available for investment.
Income Tax Provision
Our effective income tax rate was 14.5% for the first quarter of 2012 as compared with 19.4% for the first quarter of 2011. The lower effective rate for the first quarter of 2012, compared with the first quarter of 2011, was primarily attributable to a jurisdictional shift of income from the United States to lower-tax non-U.S. jurisdictions and a decrease in unrecognized tax benefits from uncertain tax positions as a percentage of income before tax primarily offset by the expiration of the federal research tax credit.
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective tax rate. As of March 31, 2012, our total cash, cash equivalents, and short-term investments were $5,222.3, of which $2,464.0 were held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, all income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware's foreign operations and no provision for U.S. taxes has been provided with respect thereto. At this time, it is not practicable to estimate the amount of tax that may be payable were we to repatriate these funds and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We will meet our U.S. liquidity needs through ongoing cash flows generated from our U.S. operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
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
Our effective tax rate for the remainder of 2012 may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax.
Our Relationship with EMC
As of March 31, 2012, EMC owned 38,125,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.2% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.
In the second quarter of 2011, we acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services and continues to recognize revenue from such products and services. We entered into an operational support agreement with EMC pursuant to which we took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs, are reimbursed to us by EMC. On the consolidated statements of income, such amounts were approximately $14.6 in the three months ended March 31, 2012, including a markup of $1.6, and were recorded as a reduction to the costs we incurred.
In the second quarter of 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0. EMC retained the Ionix brand and will continue to offer customers the products acquired by us, pursuant to the ongoing reseller agreement between EMC and us. During the three months ended March 31, 2011, a $12.5 contingent payment was made to EMC. This payment was recorded as an equity transaction and was an offset to the initial capital contribution from EMC. As of December 31, 2011, all contingent payments under the agreement had been made.
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC’s hardware and sells them to end-users. In the three months ended March 31, 2012 and 2011, we recognized revenues of $35.0 and $20.0, respectively, from products and services sold pursuant to our reseller arrangement with EMC. As of March 31, 2012, $94.2 of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended March 31, 2012 and 2011, we recognized professional services revenues of $18.7 and $14.4, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. As of March 31, 2012, $5.9 of revenues from professional services to EMC customers were included in unearned revenues.
In the three months ended March 31, 2012 and 2011, we recognized revenues of $1.7 and $0.5, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. As of March 31, 2012, $22.9 of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenues.

We purchased storage systems and software, as well as consulting services, from EMC for $17.9 and $5.8 in the three months ended March 31, 2012 and 2011, respectively.
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by our personnel. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on our behalf in the U.S. that are also recorded as expenses. The total cost of the services provided to us by EMC as described above was $27.8 and $24.7 in the three months ended March 31, 2012 and 2011, respectively.
In the three months ended March 31, 2012, no payments were made by us or EMC under the tax sharing agreement. In the three months ended March 31, 2011, EMC paid us $35.4 under the tax sharing agreement. No payments were made by us to EMC under the tax sharing agreement in the three months ended March 31, 2011. Payments between us and EMC under the tax sharing agreement primarily relate to our portion of federal income taxes on EMC's consolidated tax return. Payments from us to EMC primarily relate to periods for which we had stand-alone federal taxable income, while payments from EMC to us relate to periods for which we had a stand-alone federal taxable loss. The amounts that we either pay to or receive from EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not material.
In the three months ended March 31, 2012 and 2011, $1.3 and $1.0, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. Our interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
As of March 31, 2012, we had $18.3 net due from EMC, which consisted of $58.0 due from EMC, partially offset by $39.7 due to EMC. These amounts resulted from the related party transactions described above. In addition to the $18.3 net due from EMC as of March 31, 2012, we had an immaterial amount of net income taxes payable due to EMC, which is included in accrued expenses and other on our consolidated balance sheets. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
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
Liquidity and Capital Resources
At March 31, 2012 and 2011, we held cash, cash equivalents, and short-term investments as follows:

	March 31,
	2012	2011
Cash and cash equivalents	$2,626.1	$1,708.9
Short-term investments	2,596.1	1,952.9
Total cash, cash equivalents and short-term investments	$5,222.2	$3,661.8
Our operating activities in the first quarter of 2012 and 2011, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the first quarter of 2012 and 2011 were as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$576.6	$477.9
Investing activities	(57.3)	(368.5)
Financing activities	151.1	(29.5)
Net increase in cash and cash equivalents	$670.4	$79.9

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
Our non-GAAP operating cash flows and free cash flows for the three months and trailing twelve months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended		For the Trailing Twelve Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net cash provided by operating activities	$576.6	$477.9	$2,124.3	$1,297.4
Capitalized software development costs	—	(27.4)	(46.6)	(69.7)
Excess tax benefits from stock-based compensation	53.7	50.0	228.2	249.5
Non-GAAP operating cash flows	630.3	500.5	2,305.9	1,477.2
Capital expenditures	(33.7)	(27.0)	(236.7)	(127.6)
Free cash flows	$596.6	$473.5	$2,069.2	$1,349.6
Free cash flows increased by $719.6 or 53% to $2,069.2 for the trailing twelve months ended March 31, 2012 from $1,349.6 for the trailing twelve months ended March 31, 2011. The increase was primarily due to increased sales and related cash collections.
As of March 31, 2012, we held a diversified portfolio of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $37.6 of foreign government and agencies securities, $20.2 of which was deemed sovereign debt, at March 31, 2012. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada and France. None of the securities deemed sovereign debt were from Greece, Ireland, Italy, Portugal or Spain.
As of March 31, 2012, our total cash, cash equivalents and short-term investments were $5,222.2, of which $2,464.0 was held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Cash provided by operating activities increased by $98.7 to $576.6 in the first quarter of 2012 from $477.9 in the first quarter of 2011. The increase in cash collections was driven by growth in our sales to customers and was partially offset by increases in our core operating expenses, primarily driven by headcount growth.
Under the tax sharing agreement, EMC is obligated to pay us an amount equal to the tax benefit generated by us that EMC will recognize on its consolidated tax return. The cash we received in 2011 from EMC included amounts for both the 2011 and 2010 tax years. We expect the amount of cash received under the tax sharing agreement in 2012 to decline as compared to 2011 as any payments received will primarily relate only to the 2012 tax year. There were no cash payments or receipts under the tax sharing agreement in the first quarter of 2012.  In the first quarter of 2011, we received $35.4.

Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.
Total fixed income securities of $701.5 and $598.8 were purchased in the first quarter of 2012 and the 2011, respectively. All purchases of fixed income securities were classified as cash outflows from investing activities. We classified these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by cash inflows of $679.3 and $368.7 in the first quarter of 2012 and 2011, respectively, as a result of the sales and maturities of fixed income securities. Activity in purchases, sales, and maturities increased primarily as a result of growth in the overall size of the fixed income portfolio.
We did not capitalize any development costs for software to be sold, leased, or otherwise marketed in the first quarter of 2012 as compared to $27.4 of costs capitalized in the first quarter of 2011. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that VMware's go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. As the vast majority of our products are now available for general release soon after technological feasibility has been established, we expect the costs incurred subsequent to the achievement of technological feasibility to continue to be immaterial in future periods and all software development costs will be expensed as incurred.
In the first quarter of 2011, we entered into an agreement to purchase the right, title, and interest in a ground lease covering the property and improvements located adjacent to our existing Palo Alto, California campus and made a good faith deposit of $45.0 to perform due diligence on the site. We completed this transaction in the second quarter of 2011 for a total cost of $225.0. Our renovation of the new property will be a multi-year project with capital investment extending into future periods. Our total capital expenditures for 2012 are expected to be approximately $325 to $350, which includes the continued renovation of our expanded campus.
Financing Activities
Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”) were $111.0 and $90.2 in the first quarter of 2012 and 2011, respectively.
In the first quarter of 2011, we paid $147.7, including commissions, to repurchase and retire 1.7 million shares of our Class A common stock at a weighted-average price of $85.88 per share as part of our stock repurchase programs. There were no repurchases of common stock under our stock repurchase programs during the first quarter of 2012. From time-to-time, stock repurchases may be made pursuant to the stock repurchase authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel that additional purchases are not warranted. As of March 31, 2012, the authorized amount remaining for repurchase was $685.3. Of that amount, $600.0 is authorized for repurchases through the end of 2013 and the remaining $85.3 is authorized for repurchases through the end of 2012.
There were additional cash outflows of $13.6 and $21.9 in the first quarter of 2012 and 2011, respectively, to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $53.7 and $50.0 in the first quarter of 2012 and 2011, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year changes in the repurchase of shares and the excess tax benefit from stock-based compensation in the first quarter of 2012 and 2011 were primarily due to the increases in the market value of our stock and the number of awards exercised, sold or vested.
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

Note Payable to EMC
As of March 31, 2012, $450.0 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points.
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
Core Operating Expenses
Management uses the non-GAAP measure of core operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, to calculate bonus payments and to evaluate our financial performance, the performance of our individual functional groups and the ability of operations to generate cash. Management believes that by excluding certain expenses that are not reflective of our ongoing operating results, core operating expenses reflect our business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.
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

•
Stock-based compensation. Stock-based compensation expense is generally fixed at the time the stock-based instrument is granted and amortized over a period of several years. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of some of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Additionally, in order to establish the fair value of performance-based stock awards, which are also an element of our ongoing stock-based compensation expense, we are required to apply judgment to estimate the probability of the extent to which performance objectives will be achieved.

•
Amortization and capitalization of software development costs. Capitalized software development costs encompasses capitalization of development costs and the subsequent amortization of the capitalized costs over the useful life of the product. Amortization and capitalization of software development costs can vary significantly depending upon the timing of products reaching technological feasibility and being made generally available. In future periods, we expect our amortization expense from capitalized software development costs to decline as software development costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy, which has changed from single product solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers has significantly decreased. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. For additional information, see "Results of Operations - Capitalized Software Development Costs, Net" above.

•
Other expenses. Other expenses excluded are employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. The amount of employer payroll taxes on stock-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. Regarding the amortization of intangible assets, a portion of the purchase price of our acquisitions is generally allocated to intangible assets, such as intellectual property, and is subject to amortization. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Acquisition-related items include direct costs of acquisitions, such as transaction fees, which vary significantly and are unique to each acquisition. We also do not acquire businesses on a predictable cycle.

Non-GAAP operating cash flows and free cash flows
We define non-GAAP operating cash flows as net cash provided by operating activities less capitalized software development costs plus the excess tax benefits from stock-based compensation. We define free cash flows as non-GAAP operating cash flows less capital expenditures. As discussed above, when viewing operating results for evaluating our past performance and for planning purposes, management excludes certain items, including the effect of capitalizing and amortizing software development costs and items related to stock-based compensation, which are also excluded in the non-GAAP operating cash flows measure. Management also uses non-GAAP operating cash flows and free cash flows as measures of financial progress in our business, as they balance operating results, cash management and capital efficiency. In addition to quarterly free cash flows, management also focuses on trailing twelve month free cash flows, as free cash flows can be volatile in the short-term.
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
We deduct capitalization of software development costs from both measures because software development costs are considered to be a necessary component of our operations and the amount capitalized under GAAP can vary significantly from period-to-period depending upon the timing of products reaching technological feasibility and being made generally available. Consequently, software development costs paid out during a period that are capitalized under GAAP and do not impact GAAP operating cash flows for that period do result in a decrease to our measures of non-GAAP operating cash flows and non-GAAP free cash flows, thereby providing management with useful measures of cash flows generated from operations during the period. We add back the excess income tax benefits from stock-based compensation to our measures of non-GAAP operating cash flows and free cash flows as management internally views cash flows arising from income taxes as similar to operating cash flows rather than as financing cash flows as required under GAAP. Furthermore, we exclude capital expenditures on property and equipment from free cash flows because these expenditures are also considered to be a necessary component of our operations.
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
See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the quarters ended March 31, 2012 and 2011.
See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the quarters ended March 31, 2012 and 2011.
Critical Accounting Policies
Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth within Item 7 of our 2011 Annual Report on Form 10-K may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding: the potential role of our products in cloud computing and other shifts in computing infrastructures; expectations of, and our plans for, achieving future business growth; macroeconomic conditions; future product offerings; plans for future acquisitions; our view of the competitive landscape and our plans for maintaining our leadership position through continuing investments; our expectation that we will be able to fund strategic investments through operating cash flows generated by sales of our products and services; our plans for funding expansion of our industry segment share and developing long term relationships with our customers; our plans for geographic expansion; our relationship with EMC; our plans for meeting product development objectives and introducing new products; our revenue outlook and mix; customer demand for our products; trends in enterprise license agreement (“ELA”) size and renewals and information technology (“IT”) spending in general; macroeconomic trends; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; factors affecting our tax position; the effects on us of potential developments in non-U.S. tax jurisdictions; expected expenditures to improve the real estate parcel adjacent to our headquarters that we recently purchased; our anticipated capital spending for 2012; our expectation that stock-based compensation will increase in future periods; our plans regarding cash, cash equivalents and short-term investments held in non-U.S. accounts; our expectations with respect to costs associated with foreign currency fluctuation and internal development; and our belief that the resolution of pending claims, legal proceedings and investigations will not have a material adverse effect on us.
These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
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
International revenues as a percentage of total revenues were 54.0% and 52.6% in the first quarter of 2012 and 2011, respectively. We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those currencies in which we also invoice and collect. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.
Core operating expenses benefited by $4.6 million in the first quarter of 2012 due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same period in the prior year. We calculate the foreign currency impact on our operating expenses as the difference between operating expenses translated at current exchange rates and the same expenses translated at prior-period exchange rates.
To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, principally foreign currency forward contracts, as described below.
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, we entered into foreign currency forward contracts starting in the fourth quarter of 2011. We expect to enter into cash flow hedges semi-annually with maturities of six months or less. As of March 31, 2012, we had foreign currency forward contracts to purchase approximately $25.9 million in foreign currency. The fair value of these forward contracts was immaterial as of March 31, 2012.
Balance Sheet Hedging Activities. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of March 31, 2012, we had outstanding forward contracts with a total notional value of $244.4 million. The fair value of these forward contracts was immaterial as of March 31, 2012.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts used in both the cash flow hedging and balance sheet hedging activities of $24.6 million as of March 31, 2012. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not enter into speculative foreign exchange contracts for trading purposes. See Note F to the consolidated financial statements for further information.
Interest Rate Risk
Fixed Income Securities
Our fixed income investment portfolio is denominated in U.S. Dollars and consists of various holdings, types, and maturities.
Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of March 31, 2012 by $13.4 million and $26.9 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the first quarter of 2012. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes D and E to the consolidated financial statements for further information.

Note Payable to EMC
As of March 31, 2012, $450.0 million was outstanding on our consolidated balance sheet for the note payable to EMC. The interest rate on the note payable was 1.13% as of March 31, 2012 and 0.85% as of March 31, 2011. In the first quarter of 2012 and 2011, $1.3 million and $1.0 million, respectively, of interest expense was recorded in each period related to the note payable.
The note may be repaid, without penalty, at any time. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The amended agreement continues to bear an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the March 31, 2012 rate, and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See Note L to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We may become involved in litigation that may adversely affect us” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

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
The virtualization, cloud computing, and end-user computing markets are inter-related and rapidly evolving. We experienced increased competition during 2011 and expect it to significantly intensify in the future. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products. Microsoft recently provided details regarding an upcoming major release of Windows Server, including a more advanced version of its Hyper-V virtualization product, that will continue its push into the virtualization market, and upcoming release of System Center, Microsoft's bundle of management products targeted at legacy and virtual environments. Microsoft also has cloud-based computing offerings. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Red Hat has also released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have also indicated their intention to expand offerings of virtual management and cloud computing solutions. Additionally, our vision for hybrid cloud computing in which enterprises pool internal and external IT resources running on a common VMware vSphere infrastructure competes with low-cost public cloud infrastructure offerings such as Amazon EC2.  Enterprises and service providers have also shown an interest in building their own clouds based on open source projects such as OpenStack.

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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products. The ongoing sovereign debt crisis in Europe threatens to suppress demand and our customers' access to credit in that region, which is an important market for our products and services. Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services have also made, or announced plans to make, spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
Some of our competitors have made acquisitions, entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. In 2011, Citrix Systems continued to invest in desktop virtualization marketing by continuing its close collaboration with Microsoft and acquired smaller players like Kaviza and Ringcube. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in 2011, Oracle brought to market integrated hardware and software solutions that utilized technologies from its 2010 acquisition of Sun Microsystems, and Microsoft and Hewlett-Packard continued their collaboration based on Microsoft's cloud computing and virtualization platforms. Hewlett-Packard and Cisco also joined the OpenStack effort, an effort to develop an open source solution for cloud computing. In 2011, Citrix announced its acquisition of Cloud.com, which offers an IaaS cloud services solution, and Red Hat continued to invest in the Open Virtualization Alliance (OVA) to bolster KVM as a direct competitor to VMware vSphere. In 2012, Dell acquired Wyse Technologies to bolster its ability to serve the "cloud client" market. On the PaaS front, Salesforce.com acquired Heroku in late 2010. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor's product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues.
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
Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues in the first three months of 2012 and in the fiscal year 2011, respectively. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
Our products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. On April 23, 2012, VMware became aware of the public posting by a hacker of a single file from the VMware ESX source code. The hacker has publicly indicated that additional portions of the source code will be posted in the future. The posted code and associated commentary is from the 2004 timeframe. It is possible that the released source code could expose unknown security vulnerabilities in our products that could be exploited by hackers or others. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products. End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld and customers and channel partners may seek indemnification from us for their losses and those of their customers. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management's attention and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all; our business, financial condition and results of operations could be adversely impacted.
Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales operations and investments.
Revenues from customers outside the United States comprised approximately 54% of our total revenues in the first three months ended 2012 and 52% in 2011. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Two of our distributors each accounted for more than 10% of revenues during the first three months of 2012, and three of our distributors each accounted for more than 10% of revenues during the first three months of 2011. Our agreements with distributors are typically terminable by either party upon 30 to 90 days' prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Two of our distributors each accounted for more than 10% of revenues during the first three months of 2012, and three of our distributors each accounted for more than 10% of revenues during the first three months of 2011. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 45% of our total accounts receivable as of March 31, 2012 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
We invoice and collect in certain non-U.S. Dollar denominated currencies, thereby conducting a portion of our revenue transactions in currencies other than the U.S. Dollar. Although this program may alleviate credit risk from our distributors during periods when the U.S. Dollar strengthens, it shifts the risk of currency fluctuations to us and may negatively impact our revenues, anticipated cash flows and financial results due to fluctuations in foreign currency exchange rates, particularly the Euro, the British Pound, the Japanese Yen and the Australian Dollar relative to the U.S. Dollar. While variability in operating margin may be reduced due to invoicing in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our consolidated financial statements.
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
We have acquired in the past and plan to acquire in the future other businesses, products or technologies. For example, in 2011 we completed a number of acquisitions, including acquisitions of Digital Fuel, Neo Accel, Packet Motion, Shavlik, SlideRocket, Socialcast and WaveMaker. We also acquired certain assets from EMC's Mozy cloud-based data storage and data services and entered into an agreement with EMC to operate the services on EMC's behalf. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. For example, the U.S. federal research tax credit, which provided a significant reduction in our effective tax rate, expired on December 31, 2011. Reinstatement of the U.S. federal research tax credit would have a favorable effect on our effective tax rate.
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
As of March 31, 2012, EMC owned 38,125,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.2% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.
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
EMC could assert control over us in a manner which could impede our growth or our ability to enter new markets or otherwise adversely affect our business. Further, EMC could utilize its control over us to cause us to take or refrain from taking certain actions, including entering into relationships with channel, technology and other marketing partners, enforcing our intellectual property rights or pursuing business combinations, other corporate opportunities or product development initiatives that could adversely affect our competitive position, including our competitive position relative to that of EMC in markets where we compete with them. In addition, EMC maintains significant partnerships with certain of our competitors, including Microsoft.
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
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2011 and March 31, 2012, the closing trading price of our Class A common stock was very volatile, ranging between $74.04 and $113.76 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended March 31, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(4)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)(3)(4)
January 1 – January 31, 2012	483,100	$82.76	—	$685,269,328
February 1 – February 29, 2012	—	—	—	685,269,328
March 1 – March 31, 2012	—	—	—	685,269,328
	483,100	82.76	—
____________________________

(1)
In the three months ended March 31, 2012, VMware did not repurchase any shares of VMware Class A common stock pursuant to the VMware stock repurchase authorizations. The amount shown as repurchased in the above table represents shares purchased by EMC in open market transactions. In the three months ended March 31, 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(2)
In February 2011, a committee of VMware's Board of Directors authorized the repurchase of up to $550.0 million of VMware’s Class A common stock through the end of 2012. In February 2012, VMware’s Board of Directors authorized the repurchase of up to an additional $600.0 million of VMware’s Class A common stock through the end of 2013. Stock has, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

(4)	Amounts do not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.21+	Executive Bonus Program, amended and restated February 14, 2012	X

10.26+	Form of Performance Stock Unit Agreement, approved February 29, 2012	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	May 2, 2012	By:	/S/ ROBYNNE D. SISCO
Robynne D. Sisco
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Controller)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.21+	Executive Bonus Program, amended and restated February 14, 2012	X

10.26+	Form of Performance Stock Unit Agreement, approved February 29, 2012	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement