Form 10-Q
period 2012-06-30
VMWARE, INC.
filed 2012-08-02
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2012, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 426,466,973 of which 126,466,973 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, VMware vSphere, VMware vCloud, Zimbra, SpringSource, VMware vCenter, VMware vShield, Cloud Foundry, VMware View, VMware Horizon, Rabbit MQ, GemFire, Socialcast, SlideRocket, Digital Fuel, NeoAccel, PacketMotion, Shavlik and WaveMaker are registered trademarks or trademarks of VMware, Inc. in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating activities:
Net income	$191,729	$220,158	$383,165	$345,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,392	74,709	175,158	155,658
Stock-based compensation, excluding amounts capitalized	100,900	85,442	182,706	166,015
Excess tax benefits from stock-based compensation	(32,701)	(101,256)	(86,383)	(151,264)
Gain on sale of Terremark investment	—	(56,000)	—	(56,000)
Other	373	2,864	(555)	3,826
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(91,296)	(54,757)	135,254	26,583
Other assets	(69,444)	(16,133)	(117,150)	(34,053)
Due to/from EMC, net	(43,403)	(35,265)	12,145	25,435
Accounts payable	4,894	(11,105)	17,419	(1,707)
Accrued expenses	95,753	102,780	936	34,211
Income taxes receivable from EMC	—	141,000	—	176,444
Income taxes payable	12,367	4,674	67,733	37,601
Deferred income taxes, net	(1,416)	11,119	(36,371)	(958)
Unearned revenue	134,177	94,566	233,872	212,952
Net cash provided by operating activities	391,325	462,796	967,929	940,713
Investing activities:
Additions to property and equipment	(44,336)	(95,186)	(78,007)	(122,232)
Purchase of leasehold interest (see Note H)	—	(173,126)	—	(173,126)
Capitalized software development costs	—	(25,437)	—	(52,859)
Purchases of available-for-sale securities	(1,253,605)	(529,038)	(1,955,068)	(1,127,805)
Sales of available-for-sale securities	348,437	223,491	770,754	376,588
Maturities of available-for-sale securities	277,099	277,390	534,076	492,969
Sale of strategic investments	—	76,000	—	78,513
Business acquisitions, net of cash acquired	(102,166)	(189,138)	(102,166)	(204,088)
Transfer of net assets under common control	—	(7,973)	—	(20,463)
Other investing	(2,677)	31,858	(4,174)	(27,142)
Net cash used in investing activities	(777,248)	(411,159)	(834,585)	(779,645)
Financing activities:
Proceeds from issuance of common stock	33,554	110,543	144,595	200,714
Repurchase of common stock	(178,195)	(132,660)	(178,195)	(280,389)
Excess tax benefits from stock-based compensation	32,701	101,256	86,383	151,264
Shares repurchased for tax withholdings on vesting of restricted stock	(51,346)	(48,666)	(64,983)	(70,578)
Net cash provided by (used in) financing activities	(163,286)	30,473	(12,200)	1,011
Net increase (decrease) in cash and cash equivalents	(549,209)	82,110	121,144	162,079
Cash and cash equivalents at beginning of the period	2,626,109	1,708,934	1,955,756	1,628,965
Cash and cash equivalents at end of the period	$2,076,900	$1,791,044	$2,076,900	$1,791,044
Non-cash items:
Changes in capital additions, accrued but not paid	$17,980	$(985)	$15,330	$6,221
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	6,029	3,656	6,837	2,938
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
License	$517,222	$464,806	$999,149	$883,805
Services	605,804	456,404	1,179,059	881,126
Total revenues	1,123,026	921,210	2,178,208	1,764,931
Operating expenses (1):
Cost of license revenues	56,553	48,928	113,296	104,946
Cost of services revenues	122,669	103,547	236,841	197,426
Research and development	248,594	189,241	470,984	358,404
Sales and marketing	391,501	314,560	754,913	617,484
General and administrative	91,799	78,042	173,099	146,277
Operating income	211,910	186,892	429,075	340,394
Investment income	6,945	3,715	12,688	7,121
Interest expense with EMC	(1,158)	(972)	(2,445)	(1,931)
Other income (expense), net	(3,560)	56,639	(1,275)	56,804
Income before income taxes	214,137	246,274	438,043	402,388
Income tax provision	22,408	26,116	54,878	56,418
Net income	$191,729	$220,158	$383,165	$345,970
Net income per weighted-average share, basic for Class A and Class B	$0.45	$0.52	$0.90	$0.83
Net income per weighted-average share, diluted for Class A and Class B	$0.44	$0.51	$0.88	$0.80
Weighted-average shares, basic for Class A and Class B	427,223	419,657	426,106	418,557
Weighted-average shares, diluted for Class A and Class B	434,647	430,473	434,014	429,984
_______________________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$524	$438	$964	$904
Cost of services revenues	7,103	5,740	12,922	11,328
Research and development	48,027	46,074	87,404	87,958
Sales and marketing	33,883	23,264	59,117	45,787
General and administrative	11,363	9,926	22,299	20,038

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$191,729	$220,158	$383,165	$345,970
Other comprehensive income:
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $(96), $1,352, $1,028 and $1,196	(157)	2,029	1,677	1,794
Reclassification of (gains) losses recognized during the period, net of taxes of $(283), $(22,494), $53 and $(12,788)	(461)	(33,742)	86	(19,181)
Net change in market value of available-for-sale securities	(618)	(31,713)	1,763	(17,387)
Changes in market value of effective foreign currency forward exchange contracts:
Unrealized gains (losses), net of taxes of $10, $0, $10 and $0	194	—	194	—
Reclassification of (gains) losses recognized during the period, net of taxes of $(40), $0, $10 and $0	(728)	—	50	—
Net change in market value of effective foreign currency forward exchange contracts	(534)	—	244	—
Total other comprehensive income	(1,152)	(31,713)	2,007	(17,387)
Total comprehensive income, net of taxes	$190,577	$188,445	$385,172	$328,583

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,076,900	$1,955,756
Short-term investments	3,269,969	2,556,450
Accounts receivable, net of allowance for doubtful accounts of $2,492 and $3,794	748,698	882,857
Due from EMC, net	61,654	73,799
Deferred tax asset	151,704	128,471
Other current assets	127,528	80,439
Total current assets	6,436,453	5,677,772
Property and equipment, net	553,124	525,490
Capitalized software development costs, net and other	109,532	154,236
Deferred tax asset	172,190	156,855
Intangible assets, net	402,425	407,375
Goodwill	1,827,068	1,759,080
Total assets	$9,500,792	$8,680,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,026	$49,747
Accrued expenses and other	590,268	587,650
Unearned revenues	1,850,681	1,764,109
Total current liabilities	2,517,975	2,401,506
Note payable to EMC	450,000	450,000
Unearned revenues	1,091,709	944,309
Other liabilities	120,415	114,711
Total liabilities	4,180,099	3,910,526
Commitments and contingencies (see Note M)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 127,264 and 123,610 shares	1,273	1,236
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	3,377,466	3,212,264
Accumulated other comprehensive income	3,183	1,176
Retained earnings	1,935,771	1,552,606
Total stockholders’ equity	5,320,693	4,770,282
Total liabilities and stockholders’ equity	$9,500,792	$8,680,808

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) is the leader in virtualization and virtualization-based cloud infrastructure solutions utilized by businesses to help them transform the way they build, deliver and consume information technology (“IT”) resources in a manner that is evolutionary and based on their specific needs. VMware’s virtualization infrastructure software solutions run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
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
VMware was incorporated as a Delaware corporation in 1998, was acquired by EMC Corporation (“EMC”) in 2004 and conducted its initial public offering of VMware’s Class A common stock in August 2007. As of June 30, 2012, EMC holds approximately 79.3% of VMware’s outstanding common stock, including 38.7 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements. VMware and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and VMware’s intellectual property and real estate, agreements regarding the sale of goods and services to one another, and an agreement for EMC to resell VMware's products and services to third party customers. In geographic areas where VMware has not established its own subsidiaries, VMware contracts with EMC subsidiaries for support services and for personnel who are managed by VMware. Additionally, beginning in the second quarter of 2011, VMware incurs costs to operate the Mozy service on behalf of EMC. These costs, plus a mark-up to approximate third-party costs and a management fee, are reimbursed to VMware by EMC and recorded as an offset to the costs VMware incurred on the consolidated statements of income. See Note O to the consolidated financial statements for further information regarding intercompany transactions between VMware and EMC.
Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the amounts recorded for VMware's intercompany transactions with EMC may not be considered arm’s length with an unrelated third party by nature of EMC’s majority ownership of VMware. Therefore, the financial statements included herein may not necessarily reflect the cash flows, results of operations and financial condition had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s cash flows, results of operations and financial condition will be in the future if and when VMware contracts at arm’s length with unrelated third parties for the services the Company receives from and provides to EMC.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
B. Research and Development and Capitalized Software Development Costs
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product’s technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established, and as the Company’s business, products and go-to-market strategy have evolved, management has continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, management determined that VMware’s go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, management expects VMware’s products to be available for general release soon after technological feasibility has been established.
VMware’s expensed and capitalized research and development (“R&D”) costs may not be comparable to VMware’s peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Additionally, future changes in management’s judgment as to when technological feasibility is established, or additional changes in VMware’s business, including its go-to-market strategy, could materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability were to increase again in the future, the amount of capitalized costs would likely increase.
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
Unamortized software development costs were $62.3 million and $104.9 million as of June 30, 2012 and December 31, 2011, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheets.
In the three and six months ended June 30, 2012, all software development costs were expensed as incurred and were included in R&D expenses on the accompanying consolidated statement of income. In the three months ended June 30, 2011, VMware capitalized $29.6 million (including $4.2 million of stock-based compensation) of costs incurred for the development of software products. In the six months ended June 30, 2011, VMware capitalized $61.9 million (including $9.0 million of stock-based compensation) of costs incurred for the development of software products. These amounts have been excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $20.8 million and $19.8 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense from capitalized amounts was $42.6 million and $48.3 million for the six months ended June 30, 2012 and 2011, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.

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
The following table sets forth the computations of basic and diluted net income per share for the three and six months ended June 30, 2012 and 2011 (table in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$191,729	$220,158	$383,165	$345,970
Weighted-average shares, basic for Class A and Class B	427,223	419,657	426,106	418,557
Effect of dilutive securities	7,424	10,816	7,908	11,427
Weighted-average shares, diluted for Class A and Class B	434,647	430,473	434,014	429,984
Net income per weighted-average share, basic for Class A and Class B	$0.45	$0.52	$0.90	$0.83
Net income per weighted-average share, diluted for Class A and Class B	$0.44	$0.51	$0.88	$0.80
For the three months ended June 30, 2012 and 2011, stock options to purchase 0.4 million and 0.9 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three months ended June 30, 2012, 2.7 million shares of restricted stock were excluded from the diluted earnings per share calculations. For the three months ended June 30, 2011, no shares of restricted stock were excluded from the diluted earnings per share calculations.
For the six months ended June 30, 2012 and 2011, stock options to purchase 0.4 million and 1.2 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, 1.5 million and 0.4 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.
D. Investments
Investments as of June 30, 2012 and December 31, 2011 consisted of the following (tables in thousands):

	June 30, 2012
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$475,556	$1,220	$(73)	$476,703
U.S. and foreign corporate debt securities	1,488,144	2,800	(821)	1,490,123
Foreign governments and multi-national agency obligations	39,138	14	(29)	39,123
Municipal obligations	1,160,540	2,442	(756)	1,162,226
Asset-backed securities	36,648	53	(10)	36,691
Mortgage-backed securities	65,122	129	(148)	65,103
Total investments	$3,265,148	$6,658	$(1,837)	$3,269,969

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Both the realized gains and realized losses on investments were not material for the three and six months ended June 30, 2012. During the three months ended June 30, 2011, a realized gain of $56.0 million was recorded in other income (expense), net on the consolidated income statement for the sale of VMware’s investment in Terremark Worldwide, Inc. All other realized gains and losses on investments were not material for the three and six months ended June 30, 2011. In addition, VMware evaluated its investments as of June 30, 2012 and December 31, 2011 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.
As of June 30, 2012 and December 31, 2011, VMware did not have investments in a material continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of June 30, 2012, and December 31, 2011, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in thousands):

	June 30, 2012		December 31, 2011
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$214,612	$(73)	$50,604	$(23)
U.S. and foreign corporate debt securities	500,126	(819)	539,228	(2,036)
Foreign governments and multi-national agency obligations	31,175	(29)	43,026	(87)
Municipal obligations	407,195	(756)	298,187	(406)
Asset-backed securities	9,399	(10)	20,025	(23)
Mortgage-backed securities	38,309	(148)	32,817	(172)
Total	$1,200,816	$(1,835)	$983,887	$(2,747)
Contractual Maturities
The contractual maturities of investments held at June 30, 2012 consisted of the following (table in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,275,888	$1,276,571
Due after 1 year through 5 years	1,929,232	1,933,370
Due after 5 years	60,028	60,028
Total investments	$3,265,148	$3,269,969
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Additionally, VMware’s Level 2 classification includes foreign currency forward contracts as the valuation inputs for these are based upon quoted prices and quoted pricing intervals from public data sources. These contracts were not material for any period presented. VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy.
The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheets, that were required to be measured at fair value as of June 30, 2012 and December 31, 2011 (tables in thousands):

	June 30, 2012
	Level 1	Level 2	Total
Money-market funds	$1,644,790	$—	$1,644,790
U.S. Government and agency obligations	283,364	193,339	476,703
U.S. and foreign corporate debt securities	—	1,554,617	1,554,617
Foreign governments and multi-national agency obligations	—	39,123	39,123
Municipal obligations	—	1,168,226	1,168,226
Asset-backed securities	—	36,691	36,691
Mortgage-backed securities	—	65,103	65,103
Total cash equivalents and investments	$1,928,154	$3,057,099	$4,985,253

	December 31, 2011
	Level 1	Level 2	Total
Money-market funds	$1,345,904	$—	$1,345,904
U.S. Government and agency obligations	170,744	347,870	518,614
U.S. and foreign corporate debt securities	—	1,143,378	1,143,378
Foreign governments and multi-national agency obligations	—	58,397	58,397
Municipal obligations	—	769,241	769,241
Asset-backed securities	—	27,086	27,086
Mortgage-backed securities	—	49,734	49,734
Total cash equivalents and investments	$1,516,648	$2,395,706	$3,912,354
F. Derivative Instruments
VMware conducts business in several foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. To mitigate this risk, VMware enters into hedging activities as described below. The counterparties to VMware’s foreign currency forward contracts are multi-national commercial banks considered to be credit-worthy. VMware does not enter into speculative foreign exchange contracts for trading purposes.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware entered into foreign currency forward contracts starting in the fourth quarter of 2011. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income on the consolidated balance sheet, and is subsequently reclassified to the related operating expense line item in the consolidated statements of income in the same period that the underlying expenses are incurred. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the consolidated statements of income as incurred. For the three and six months ended June 30, 2012, all amounts recognized on the consolidated statements of income related to VMware’s cash flow hedging program were immaterial.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of June 30, 2012 and December 31, 2011, VMware had forward contracts to purchase currency designated as cash flow hedges with a total notional value of $11.0 million and $47.1 million, respectively. The fair value of these forward contracts was immaterial as of June 30, 2012 and therefore excluded from the fair value tables above. For the three and six months ended June 30, 2012, all cash flow hedges were considered effective.
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
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of June 30, 2012 and December 31, 2011, VMware had outstanding forward contracts with a total notional value of $261.5 million and $324.1 million, respectively. The fair value of these forward contracts was immaterial as of June 30, 2012 and December 31, 2011 and therefore excluded from the fair value tables above.
G. Business Combinations, Goodwill and Intangible Assets, Net
Business Combinations
The results of operations of the acquired businesses mentioned below have been included in VMware’s consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired businesses were not material to VMware’s consolidated results of operations in the three and six months ended June 30, 2012 and 2011.
In the six months ended June 30, 2012, VMware acquired three businesses. The aggregate consideration for these acquisitions was $102.2 million, net of cash acquired. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired in the six months ended June 30, 2012 (table in thousands):

Other current assets	$531
Intangible assets	33,800
Goodwill	70,798
Other assets	106
Total tangible and intangible assets acquired	105,235
Unearned revenues	(100)
Deferred tax liabilities, net	(1,460)
Accrued liabilities and other	(1,509)
Total liabilities assumed	(3,069)
Fair value of tangible and intangible assets acquired and liabilities assumed	$102,166

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible Assets, Net
Changes in the carrying amount of intangible assets, net, excluding goodwill for the six months ended June 30, 2012 consisted of the following (table in thousands):

Balance, January 1, 2012	$407,375
Additions to intangible assets related to business combinations	33,800
Change in accumulated amortization	(38,750)
Balance, June 30, 2012	$402,425
The following table summarizes the fair value of the intangible assets acquired by VMware through business combinations in the six months ended June 30, 2012 (table in thousands):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	5.9	$33,800
Total intangible assets acquired, net, excluding goodwill		$33,800
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2012 consisted of the following (table in thousands):

Balance, January 1, 2012	$1,759,080
Increase in goodwill related to business combinations	70,798
Deferred tax adjustments to purchase price allocations on previous acquisitions	(2,814)
Other adjustments to purchase price allocations on previous acquisitions	4
Balance, June 30, 2012	$1,827,068
H. Property and Equipment, Net
Property and equipment, net, as of June 30, 2012 and December 31, 2011 consisted of the following (table in thousands):

	June 30, 2012	December 31, 2011
Equipment and software	$563,494	$512,754
Buildings and improvements	371,985	340,596
Furniture and fixtures	63,802	61,023
Construction in progress	75,670	68,707
Total property and equipment	1,074,951	983,080
Accumulated depreciation	(521,827)	(457,590)
Total property and equipment, net	$553,124	$525,490
Depreciation expense was $32.9 million and $31.3 million in the three months ended June 30, 2012 and 2011, respectively, and $65.7 million and $62.0 million in the six months ended June 30, 2012 and 2011, respectively.
In the three months ended June 30, 2011, VMware closed an agreement to purchase the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware’s existing Palo Alto, California campus for a total cost of $225.0 million. VMware paid the seller $45.0 million in the three months ended March 31, 2011 as a good faith deposit and in the three months ended June 30, 2011, VMware paid the remaining $180.0 million. Based upon the preliminary respective fair values, $51.9 million of the purchase price was recorded to property and equipment, net on the consolidated balance sheet for the estimated fair value of the buildings and site improvements. The remaining $173.1 million of the purchase price was attributed to the fair value of the ground lease and was recorded to intangible assets, net on the consolidated balance

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

sheet. These amounts are reflected on the consolidated statements of cash flows for the three and six months ended June 30, 2011.
In the three months ended September 30, 2011, the gross amount classified to property and equipment, net was increased by $22.0 million to $73.9 million to reflect the final assumptions regarding VMware’s intended use of the existing structures. As a result of this adjustment, the gross amount of the value recorded to intangible assets, net on the consolidated balance sheet was decreased by the same amount.
As of June 30, 2012 and December 31, 2011, construction in progress primarily represented buildings and site improvements related to VMware’s Palo Alto campus expansion that had not yet been placed into service.
I. Accrued Expenses and Other
Accrued expenses and other as of June 30, 2012 and December 31, 2011 consisted of the following (table in thousands):

	June 30, 2012	December 31, 2011
Salaries, commissions, bonuses, and benefits	$279,223	$287,248
Accrued partner liabilities	110,274	124,359
Other	200,771	176,043
Total	$590,268	$587,650
Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.
J. Unearned Revenues
Unearned revenues as of June 30, 2012 and December 31, 2011 consisted of the following (table in thousands):

	June 30, 2012	December 31, 2011
Unearned license revenues	$375,644	$389,225
Unearned software maintenance revenues	2,356,977	2,133,512
Unearned professional services revenues	209,769	185,681
Total unearned revenues	$2,942,390	$2,708,418
Unearned license revenues are recognized either ratably or upon the delivery of existing products, future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. VMware regularly offers product promotions as a strategy to improve awareness of its emerging products. To the extent promotional products have not been delivered and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Increasingly, unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At June 30, 2012, the ratable component represented over half of the total unearned license revenue balance. Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are recognized ratably over terms of one to five years with a weighted-average remaining term at June 30, 2012 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
K. Note Payable to EMC
In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, with interest payable quarterly in arrears and original maturity date of April 2012. In August 2007, VMware repaid $350.0 million of the note payable, and as of June 30, 2012, $450.0 million remained outstanding. In June 2011, VMware and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The interest rate of the 90-day LIBOR plus 55 basis points continues to reset quarterly. For the three months ended June 30, 2012 and 2011, $1.2 million and $1.0 million, respectively, of interest expense were recorded related to the note payable. For the six months ended June 30, 2012 and 2011, $2.4 million and $1.9 million, respectively, of interest expense were recorded related to the note payable. The note may be repaid prior to the maturity date

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

without penalty. No repayments of principal were made during the three and six months ended June 30, 2012 and 2011.
L. Income Taxes
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
VMware’s effective income tax rate was 10.5% and 10.6% for the three months ended June 30, 2012 and 2011, respectively. The effective income tax rate was 12.5% and 14.0%, respectively, for the six months ended June 30, 2012 and 2011. The lower effective rate for the three and six months ended June 30, 2012, compared with the three and six months ended June 30, 2011, was primarily attributable to a jurisdictional shift of income from the U.S. to lower-tax non-U.S. jurisdictions, partially offset by a decrease in the release of unrecognized tax benefits from uncertain tax positions as a percentage of income before tax, as well as by the expiration of the federal research tax credit.
VMware’s rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. VMware’s international income is primarily earned by VMware’s subsidiaries in Ireland, where the statutory tax rate is 12.5%. Management does not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on VMware’s effective tax rate. As of June 30, 2012, VMware’s total cash, cash equivalents, and short-term investments were $5,346.9 million, of which $2,694.0 million were held outside the U.S. If these overseas funds are needed for its operations in the U.S., VMware would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, all income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware’s foreign operations and no provision for U.S. taxes has been provided with respect thereto. At this time, it is not practicable to estimate the amount of tax that may be payable were VMware to repatriate these funds, and VMware’s current plans do not demonstrate a need to repatriate them to fund its U.S. operations. VMware will meet its U.S. liquidity needs through cash flows from operations, external borrowings, or both. VMware utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed.
As of June 30, 2012, VMware had gross unrecognized tax benefits totaling $87.3 million, which excludes $10.6 million of offsetting tax benefits. Approximately $82.6 million of VMware’s net unrecognized tax benefits, not including interest, if recognized, would reduce income tax expense and lower VMware’s effective tax rate in the period or periods recognized. The $90.1 million of net unrecognized tax benefits, including interest, were classified as a non-current liability on the consolidated balance sheet. It is reasonably possible that within the next 12 months audit resolutions could potentially reduce total unrecognized tax benefits by between approximately $7.0 million and $9.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $0.4 million and $1.6 million in interest and penalties for the three and six months ended June 30, 2012 and had accrued $7.5 million of interest and penalties as of June 30, 2012, associated with the net unrecognized tax benefits. These amounts are included as components of the $90.1 million of net unrecognized tax benefits as of June 30, 2012.
M. Commitments and Contingencies
Litigation
From time to time, VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to intellectual property, contracts, employment and other matters. VMware accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of June 30, 2012 and December 31, 2011, the amounts accrued were not material. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would also be immaterial to VMware’s consolidated financial position and results of operations.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Operating Lease Commitments
VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at June 30, 2012 were as follows (table in thousands):

2012	$26,395
2013	51,171
2014	43,814
2015	34,425
2016	29,044
Thereafter	562,814
Total minimum lease payments	$747,663
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
N. Stockholders’ Equity
VMware Stock Repurchase Programs
In February 2012, VMware’s Board of Directors authorized the repurchase of up to $600.0 million of VMware’s Class A common stock through the end of 2013. In February 2011, a committee of VMware’s Board of Directors authorized the repurchase of up to $550.0 million of VMware’s Class A common stock, which was completed in the second quarter of 2012.
From time to time, stock repurchases may be made pursuant to the February 2012 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted.
In both the three and six months ended June 30, 2012, VMware repurchased and retired 1.8 million shares of its Class A common stock at a weighted-average price of $96.50 per share for an aggregate purchase price of $178.2 million, including commissions. In the three and six months ended June 30, 2011, VMware repurchased and retired 1.4 million shares and 3.2 million shares, respectively, of its Class A common stock at a weighted-average price of $91.60 per share and $88.50 per share, respectively, for an aggregate purchase price of $132.7 million and $280.4 million, respectively, including commissions. The amount of repurchased shares was classified as a reduction to additional paid-in capital. As of June 30, 2012, the authorized amount remaining for repurchase was $507.1 million.
VMware Employee Stock Purchase Plan
The following table summarizes Employee Stock Purchase Plan (the “ESPP”) activity in the three and six months ended June 30, 2012 and 2011 (table in thousands, except per share amounts):

	Purchase Period Ended
	January 31,
	2012	2011
Cash proceeds	$32,861	$26,813
Class A common shares purchased	424	407
Weighted-average price per share	$77.58	$65.90
As of June 30, 2012, $34.6 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in July 2012.
VMware Restricted Stock
VMware restricted stock units primarily consist of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on the VMware stock price on the date of grant, and shares underlying RSU awards are not issued until the

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

restricted stock units vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
In the first half of 2012, VMware granted performance stock unit (“PSU”) awards to certain of its executives and employees. The awards will vest through the first quarter of 2015 if certain employee specific or VMware designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into VMware’s Class A common stock at a ratio ranging from 0.5 to 3.0 shares for each PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued under that PSU award. As of June 30, 2012, 0.4 million PSUs were outstanding and are included in the table below.
The following table summarizes restricted stock activity since January 1, 2012 (stock units in thousands):

	Number of Stock Units	Weighted- Average Grant Date Fair Value (per stock unit)
Outstanding, January 1, 2012	9,540	$72.74
Granted	5,052	106.17
Vested	(2,148)	66.85
Forfeited	(748)	74.39
Outstanding, June 30, 2012	11,696	88.61
The total fair value of VMware stock units that vested in the six months ended June 30, 2012 was $199.9 million. As of June 30, 2012, stock units representing 11.7 million shares of VMware were outstanding, with an aggregate intrinsic value of $1,064.8 million based on VMware’s closing price as of June 30, 2012. These stock units are scheduled to vest through 2016.
VMware Shares Repurchased for Tax Withholdings
In both the three months ended June 30, 2012 and 2011, VMware repurchased or withheld and retired 0.6 million shares of Class A common stock, for $57.5 million and $52.3 million, respectively, to cover tax withholding obligations. In both the six months ended June 30, 2012 and 2011, VMware repurchased or withheld and retired 0.8 million shares of Class A common stock, for $72.0 million and $73.5 million, respectively, to cover tax withholding obligations. These amounts differ from the amounts of cash remitted for tax withholding obligations on the consolidated statement of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.
O. Related Party Transactions
In the second quarter of 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services and continues to recognize revenue from such products and services. VMware entered into an operational support agreement with EMC through the end of 2012, pursuant to which VMware took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, are reimbursed to VMware by EMC. On the consolidated statements of income, in the three months ended June 30, 2012 and 2011, such amounts as described above were approximately $16.4 million and $12.2 million, respectively. In the six months ended June 30, 2012 and 2011, such amounts were $30.9 million and $12.2 million, respectively. These amounts were recorded as a reduction to the costs VMware incurred.
In the second quarter of 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to the ongoing reseller agreement between EMC and VMware. During the six months ended June 30, 2011, a $12.5 million contingent payment was made to EMC. This payment was recorded as an equity transaction and was an offset to the initial capital contribution from EMC. As of December 31, 2011, all contingent payments under the agreement had been made.
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles VMware’s products and services with EMC’s hardware and sells them to end-users. In the three months ended June 30, 2012 and 2011, VMware recognized revenues of

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

$45.6 million and $14.2 million, respectively, from products and services sold pursuant to VMware’s reseller arrangement with EMC. In the six months ended June 30, 2012 and 2011, VMware recognized revenues of $80.6 million and $34.2 million, respectively, from such contractual arrangement with EMC. As of June 30, 2012, $107.6 million of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended June 30, 2012 and 2011, VMware recognized professional services revenues of $23.6 million and $16.4 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. In the six months ended June 30, 2012 and 2011, VMware recognized professional services revenues of $42.3 million and $30.8 million, respectively, from such contractual agreements with EMC. As of June 30, 2012, $6.7 million of revenues from professional services to EMC customers were included in unearned revenues.
In the three months ended June 30, 2012 and 2011, VMware recognized revenues of $2.1 million and $0.5 million, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. In the six months ended June 30, 2012 and 2011, VMware recognized revenues of $3.8 million and $1.0 million, respectively, from such contractual agreements with EMC. As of June 30, 2012, $22.7 million of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenues.
VMware purchased storage systems and software, as well as consulting services, from EMC for $5.9 million and $7.5 million in the three months ended June 30, 2012 and 2011, respectively, and for $23.9 million and $13.3 million in the six months ended June 30, 2012 and 2011, respectively.
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on VMware’s behalf in the U.S. that are also recorded as expenses. The total cost of the services provided to VMware by EMC as described above was $21.2 million and $18.0 million in the three months ended June 30, 2012 and 2011, respectively, and $49.0 million and $42.7 million in the six months ended June 30, 2012 and 2011, respectively.
In the three and six months ended June 30, 2012, no payments were made by either VMware or EMC under the tax sharing agreement. In the three and the six months ended June 30, 2011, EMC paid VMware $141.0 million and $176.4 million, respectively, under the tax sharing agreement and no payments were made by VMware to EMC. Payments between VMware and EMC under the tax sharing agreement primarily relate to VMware’s portion of federal income taxes on EMC’s consolidated tax return. Payments from VMware to EMC primarily relate to periods for which VMware had stand-alone federal taxable income, while payments from EMC to VMware relate to periods for which VMware had a stand-alone federal taxable loss. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not material.
In the three months ended June 30, 2012 and 2011, $1.2 million and $1.0 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. In the six months ended June 30, 2012 and 2011, $2.4 million and $1.9 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. VMware’s interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
As of June 30, 2012, VMware had $61.7 million net due from EMC, which consisted of $88.6 million due from EMC, partially offset by $26.9 million due to EMC. These amounts resulted from the related party transactions described above. In addition to the $61.7 million net due from EMC as of June 30, 2012, VMware had an immaterial amount of net income taxes payable to EMC, which is included in accrued expenses and other on VMware’s consolidated balance sheets. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
P. Segment Information
VMware operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. VMware’s chief operating decision maker allocates resources and assesses performance

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

based upon discrete financial information at the consolidated level. Since VMware operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Revenues by geographic area for the three months ended June 30, 2012 and 2011 were as follows (table in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
United States	$550,659	$450,327	$1,035,633	$849,877
International	572,367	470,883	1,142,575	915,054
Total	$1,123,026	$921,210	$2,178,208	$1,764,931
No country other than the United States had material revenues for the three and six months ended June 30, 2012 or 2011.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of June 30, 2012 and December 31, 2011 were as follows (table in thousands):

	June 30, 2012	December 31, 2011
United States	$466,115	$429,678
International	45,331	46,477
Total	$511,446	$476,155
No country other than the United States accounted for 10% or more of these assets at June 30, 2012 or December 31, 2011, respectively.
Q. Subsequent Events
In July 2012, VMware, Inc. entered into a definitive agreement to acquire Nicira, Inc. (“Nicira”), a developer of software-defined networking solutions, for approximately $1,050.0 million in cash plus approximately $210.0 million of assumed unvested equity awards. The acquisition is subject to regulatory approvals and other customary closing conditions. The parties expect the acquisition to close during the second half of 2012. The acquisition has been approved by the boards of directors of both VMware and Nicira and the stockholders of Nicira.

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
We have developed a multi-channel distribution model to expand our global presence and to reach various segments of the industry. In the second quarter and first half of 2012, we derived over 85% of our sales from our channel partners, which include distributors, resellers, system vendors and systems integrators. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user customer. Our sales force works collaboratively with our channel partners to introduce them to customers and new sales opportunities. As we expand geographically, we expect to continue to add additional channel partners.
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
Although our customers continue to adopt our product platform as a strategic investment that improves efficiency and flexibility for their business and enables substantial cost savings, we remain cautious about the macroeconomic environment. The volatility we are observing in both the world economy and individual sovereign nations may impact IT spending and demand for our products and services for the remainder of 2012. We expect to continue to manage our resources prudently, while making key investments in support of our long-term growth objectives.
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
Pricing models have generally been based upon the physical infrastructure, such as the number of physical desktop computers or server processors, on which our software runs. We base pricing for some of our products on virtual, rather than purely physical, entitlements, while continuing to license such products on a perpetual basis. In the third quarter of 2011, we revised the pricing model for VMware vSphere 5 effective with its general availability. VMware vSphere 5 will continue to be licensed perpetually on a per-processor basis. The two physical constraints, number of cores and physical RAM, have been eliminated, however, and replaced with a single virtualization-based entitlement of virtual memory, or vRAM, which can be shared across a large pool of servers.
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
Results of Operations
Revenues
Our revenues in the second quarter and first half of 2012 and 2011 were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
License	$517.2	$464.8	11%	$999.1	$883.8	13%
Services:
Software maintenance	519.1	386.3	34	1,011.4	750.1	35
Professional services	86.7	70.1	24	167.7	131.0	28
Total services	605.8	456.4	33	1,179.1	881.1	34
Total revenues	$1,123.0	$921.2	22	$2,178.2	$1,764.9	23

Revenues:
United States	$550.7	$450.3	22%	$1,035.6	$849.9	22%
International	572.3	470.9	22	1,142.6	915.0	25
Total revenues	$1,123.0	$921.2	22	$2,178.2	$1,764.9	23
Total revenues increased by $201.8 or 22% to $1,123.0 in the second quarter of 2012 from $921.2 in the second quarter of 2011. Total revenues increased by $413.3 or 23% to $2,178.2 in the first half of 2012 from $1,764.9 in the first half of 2011.
In the second quarter and first half of 2012 we saw growth in license and services revenues, and growth in the United States and internationally, as compared with the second quarter and first half of 2011.
License Revenues
Software license revenues increased by $52.4 or 11% to $517.2 in the second quarter of 2012 from $464.8 in the second quarter of 2011. Software license revenues increased by $115.3 or 13% to $999.1 in the first half of 2012 from $883.8 in the first half of 2011. License revenues in the second quarter and first half of 2012 benefited from demand across our product offerings, as compared to the second quarter and first half of 2011.
In the second quarter of 2012, ELAs comprised 29% of total sales compared with 26% in the second quarter of 2011, and 26% in the first half of 2012 compared with 24% in the first half of 2011. We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly by us and through certain channel partners. ELAs are a core element to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application platform products, our end-user computing products and our cloud infrastructure and management products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately and the remainder is deferred and primarily recognized as software maintenance revenues in future periods. In addition, the initial maintenance period is typically longer for ELAs than for other types of license sales.
Services Revenues
Services revenues increased by $149.4 or 33% to $605.8 in the second quarter of 2012 from $456.4 in the second quarter of 2011. Services revenues increased by $297.9 or 34% to $1,179.1 in the first half of 2012 from $881.1 in the first half of 2011. The increase in services revenues during the second quarter and first half of 2012 was primarily attributable to growth in our software maintenance revenues.
Software maintenance revenues increased by $132.8 or 34% to $519.1 in the second quarter of 2012 from $386.3 in the second quarter of 2011. Software maintenance revenues increased by $261.3 or 35% to $1,011.4 in the first half of 2012 from

$750.1 in the first half of 2011. In the second quarter and first half of 2012, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In the second quarter and first half of 2012, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.
Professional services revenues increased by $16.6 or 24% to $86.7 in the second quarter of 2012 from $70.1 in the second quarter of 2011. Professional services revenues increased by $36.7 or 28% to $167.7 in the first half of 2012 from $131.0 in the first half of 2011. Professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our solutions to independently provide professional services to our customers, we do not expect our professional services revenues to constitute an increasing component of our revenue mix. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.
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
For the second quarter of 2012, the year-over-year growth in license revenues measured on a constant currency basis was 13% compared with 11% as reported, and was 14% compared with 13% as reported year-over-year for the first half of 2012. The year-over-year growth in total revenues in the second quarter of 2012 measured on a constant currency basis was 23% compared with 22% as reported and was 24% compared with 23% as reported year-over-year in the first half of 2012.
Unearned Revenues
Our unearned revenues as of June 30, 2012, and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Unearned license revenues	$375.6	$389.2
Unearned software maintenance revenues	2,357.0	2,133.5
Unearned professional services revenues	209.8	185.7
Total unearned revenues	$2,942.4	$2,708.4

The complexity of our unearned revenues has increased over time as a result of acquisitions, an expanded product portfolio and a broader range of pricing and packaging alternatives. As of June 30, 2012, total unearned revenues increased by $234.0 or 9% to $2,942.4 from $2,708.4 at December 31, 2011. This increase was primarily due to growth in unearned software maintenance revenues, attributable to our growing base of maintenance contracts.
Unearned license revenues are recognized either ratably or upon the delivery of existing products, future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions as a strategy to improve awareness of our emerging products. To the extent promotional products have not been delivered and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Increasingly, unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At June 30, 2012, the ratable component represented over half of the total unearned license revenue balance. Unearned software maintenance revenues are attributable to our maintenance contracts and are recognized ratably over terms from one to five years with a weighted-average remaining term at June 30, 2012 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered. We believe our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.
Operating Expenses
Information about our operating expenses for the second quarter and first half of 2012 and 2011 is as follows:

	For the Three Months Ended June 30, 2012
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$21.5	$0.5	$20.8	$13.8	$56.6
Cost of services revenue	114.1	7.1	—	1.5	122.7
Research and development	197.7	48.0	—	2.9	248.6
Sales and marketing	353.2	33.9	—	4.4	391.5
General and administrative	78.3	11.4	—	2.0	91.7
Total operating expenses	$764.8	$100.9	$20.8	$24.6	$911.1
Operating income					$211.9
Operating margin					18.9%

	For the Three Months Ended June 30, 2011
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$17.5	$0.4	$19.8	$11.2	$48.9
Cost of services revenue	96.1	5.7	—	1.7	103.5
Research and development	164.0	46.1	(25.4)	4.5	189.2
Sales and marketing	286.6	23.3	—	4.7	314.6
General and administrative	66.3	9.9	—	1.9	78.1
Total operating expenses	$630.5	$85.4	$(5.6)	$24.0	$734.3
Operating income					$186.9
Operating margin					20.3%

	For the Six Months Ended June 30, 2012
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$42.7	$1.0	$42.6	$27.0	$113.3
Cost of services revenue	220.9	12.9	—	3.0	236.8
Research and development	378.0	87.4	—	5.6	471.0
Sales and marketing	686.5	59.1	—	9.3	754.9
General and administrative	148.2	22.3	—	2.6	173.1
Total operating expenses	$1,476.3	$182.7	$42.6	$47.5	$1,749.1
Operating income					$429.1
Operating margin					19.7%

	For the Six Months Ended June 30, 2011
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$35.6	$0.9	$48.3	$20.1	$104.9
Cost of services revenue	182.7	11.3	—	3.4	197.4
Research and development	315.9	88.0	(52.9)	7.4	358.4
Sales and marketing	563.9	45.8	—	7.8	617.5
General and administrative	123.9	20.0	—	2.4	146.3
Total operating expenses	$1,222.0	$166.0	$(4.6)	$41.1	$1,424.5
Operating income					$340.4
Operating margin					19.3%
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

Operating margins decreased to 18.9% in the second quarter of 2012 from 20.3% in the second quarter of 2011. The decrease in our operating margin in the second quarter of 2012 compared with the second quarter of 2011 primarily relates to the year-over-year decrease in capitalized software development costs due to the change in our go-to-market strategy. Our operating margin in the first half of 2012 was flat compared with the first half of 2011 at 19.7% and 19.3%, respectively. Although the change was not significant, our operating margin in the first half of 2012 compared with the first half of 2011 was negatively impacted by the year-over-year decrease in capitalized software development costs. This negative impact was offset by increases in our revenues, which outpaced the increases in our core operating expenses and stock-based compensation.
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
Core operating expenses increased by $134.3 or 21% in the second quarter of 2012 compared with the second quarter of 2011. Core operating expenses increased by $254.3 or 21% in the first half of 2012 compared with the first half of 2011. As quantified below, these increases were primarily due to an increase in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training. The increase in employee-related expenses was largely a result of an increase in headcount of over 2,000 employees in the second quarter of 2012 compared with the second quarter of 2011, driven by strategic hiring, business growth and business acquisitions. A portion of our core operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Core operating expenses benefited by $19.1 and $23.0 in the second quarter and first half of 2012, as compared with the second quarter and first half of 2011, due to the effect of fluctuations in the exchange rates between the U.S. Dollar and other currencies.
Cost of License Revenues
Core operating expenses in cost of license revenues increased by $4.0 or 23% in the second quarter of 2012 compared with the second quarter of 2011, and by $7.1 or 20% in the first half of 2012 compared with the first half of 2011. The increases were primarily due to an increase of $2.2 and $3.8 in the second quarter and first half of 2012, respectively, for IT development costs.
Cost of Services Revenues
Core operating expenses in cost of services revenues increased by $18.0 or 19% in the second quarter of 2012 compared with the second quarter of 2011, and by $38.2 or 21% in the first half of 2012 compared with the first half of 2011. The increases were primarily due to growth in employee-related expenses of $14.4 and $27.5 in the second quarter and first half of

2012, respectively, which were largely driven by incremental growth in headcount. Additionally, our third-party professional services costs increased by $4.6 and $8.8 in the second quarter and first half of 2012, respectively, to provide technical support and professional services primarily in connection with increased demand for services.
Research and Development Expenses
Core operating expenses for R&D increased by $33.7 or 21% in the second quarter of 2012 compared with the second quarter of 2011, and by $62.1 or 20% in the first half of 2012 compared with the first half of 2011. The increases were primarily due to growth in employee-related expenses of $28.2 and $52.9 in the second quarter and first half of 2012, respectively, which was primarily driven by incremental growth in headcount from strategic hiring and business acquisitions.
Sales and Marketing Expenses
Core operating expenses for sales and marketing increased by $66.6 or 23% in the second quarter of 2012 compared with the second quarter of 2011, and by $122.6 or 22% in the first half of 2012 compared with the first half of 2011. The increases were primarily due to growth in employee-related expenses of $54.5 and $99.9 in the second quarter and first half of 2012, respectively, driven by incremental growth in headcount. Additionally, the costs of marketing programs increased by $13.2 and $21.6 in the second quarter and first half of 2012, respectively. These increases were partially offset by the positive impact of $10.5 and $12.1, respectively, from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies.
General and Administrative Expenses
Core operating expenses for general and administrative increased by $12.0 or 18% in the second quarter of 2012 compared with the second quarter of 2011, and by $24.3 or 20% in the first half of 2012 compared with the first half of 2011. The increases were primarily due to an increase of $4.3 and $10.2 in the second quarter and first half of 2012, respectively, related to employee-related expenses mostly due to incremental growth in headcount. General and administrative expenses also increased in the second quarter and first half of 2012 due to equipment and depreciation expenses of $3.3 and $4.6, respectively, to support increased headcount and IT security initiatives. Additionally, contractor costs primarily related to IT security initiatives contributed to the overall year-over-year change in expenses with an increase of $1.9 and $3.9 in the second quarter and first half of 2012, respectively.
Stock-Based Compensation Expense

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation, excluding amounts capitalized	$100.9	$85.4	$182.7	$166.0
Stock-based compensation capitalized	—	4.2	—	9.0
Stock-based compensation, including amounts capitalized	$100.9	$89.6	$182.7	$175.0
Stock-based compensation expense increased by $11.3 and $7.7 in the second quarter and first half of 2012 compared to the second quarter and first half of 2011 primarily due to an increase of $35.9 and $54.9, respectively, for new awards issued to our existing employees, as well as an increase of $9.2 and $17.8, respectively, for awards made to new employees over the last year. Partially offsetting these increases was a decrease of $31.4 and $65.7, respectively, related to grants which became fully vested over the past year.
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
As of June 30, 2012, the total unamortized fair value of our outstanding equity-based awards held by our employees was approximately $884.7 and is expected to be recognized over a weighted-average period of approximately 1.7 years.
Capitalized Software Development Costs, Net
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product’s technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established, and as our business, products and go-to-market strategy have evolved, we have continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that VMware’s go-

to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. We expect our products to be available for general release soon after technological feasibility has been established. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. In the second quarter and first half of 2012, all software development costs were expensed as incurred and were included in R&D expenses on the accompanying consolidated statement of income. In the second quarter and first half of 2011, we capitalized $29.6 (including $4.2 of stock-based compensation) and $61.9 (including $9.0 of stock-based compensation), respectively, of costs for the development of software products. The amounts capitalized in the second quarter and first half of 2011 primarily related to the development of VMware vSphere 5.
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
In the second quarter of 2012, amortization expense from capitalized software development costs increased $1.0 to $20.8 from $19.8 in the second quarter of 2011. This increase was primarily due to the general release of VMware vSphere 5.0 in the second half of 2011. In the first half of 2012, amortization expense from capitalized software development costs decreased $5.7 to $42.6 from $48.3 in the first half of 2011. This decrease was primarily due to a decrease of $24.6 related to the amortization of prior versions of vSphere, as well as a decrease of $7.4 related to certain capitalized projects that were fully amortized prior to the end of the second quarter of 2012. These decreases were partially offset by an increase of $22.6 related to the general release of VMware vSphere 5.0 in the second half of 2011. Amortization expense from capitalized software development costs is included in cost of license revenues on our accompanying consolidated statements of income. In future periods, we expect our amortization expense from capitalized software development costs to decline as these costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy.
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
Other operating expenses increased by $0.6 to $24.6 in the second quarter of 2012 from $24.0 in the second quarter of 2011. The increase in the second quarter of 2012 was primarily due to an increase in intangible amortization of $2.9 resulting from new acquisitions, which was primarily recorded to costs of license revenues on our income statement. The increase was partially offset by a decrease of $2.7 in employer payroll taxes on employee stock transactions, which was primarily attributable to a decrease in the number of awards exercised, sold or vested. Other operating expenses increased by $6.3 to $47.5 in the first half of 2012 from $41.1 in the first half of 2011. The increase in the first half of 2012 was primarily due to an increase in intangible amortization of $7.8 resulting from new business acquisitions, which was primarily recorded to costs of license revenues on our income statement. The increase was partially offset by a decrease of $1.7 in employer payroll taxes on employee stock transactions, which was primarily attributable to a decrease in the number of awards exercised, sold or vested.
Investment Income
Investment income increased by $3.2 to $6.9 in the second quarter of 2012 from $3.7 in the second quarter of 2011. Investment income increased by $5.6 to $12.7 in the first half of 2012 from $7.1 in the first half of 2011. Investment income primarily consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. Investment income increased in the second quarter and first half of 2012 as compared with the second quarter and first half of 2011 due to an increase in the average rate of interest earned, resulting from a reallocation of funds from cash equivalents to fixed income securities, and increased cash equivalent and short-term investment balances available for investment.
Other Income (Expense), Net
Other expense, net of $3.6 in second quarter of 2012 changed by $60.2 as compared with other income, net of $56.6 in second quarter of 2011. Other expense, net of $1.3 in first half of 2012 changed by $58.1 from other income, net of $56.8 in first half of 2011. The change in second quarter and first half of 2012 as compared with the second quarter and first half of 2011 was primarily due to a $56.0 gain recognized on the sale of our investment in Terremark Worldwide, Inc. in 2011.

Income Tax Provision
Our effective income tax rate was 10.5% and 10.6%, respectively, for the second quarter of 2012 and 2011. The effective income tax rate was 12.5% and 14.0%, respectively, for the first half of 2012 and 2011. The lower effective rate for the second quarter and first half of 2012, as compared with the second quarter and first half of 2011, was primarily attributable to a jurisdictional shift of income from the United States to lower-tax non-U.S. jurisdictions, partially offset by a decrease in the release of unrecognized tax benefits from uncertain tax positions as a percentage of income before tax, as well as by the expiration of the federal research tax credit.
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective tax rate. As of June 30, 2012, our total cash, cash equivalents, and short-term investments were $5,346.9, of which $2,694.0 were held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, all income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto. At this time, it is not practicable to estimate the amount of tax that may be payable were we to repatriate these funds and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We will meet our U.S. liquidity needs through ongoing cash flows generated from our U.S. operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
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
Our Relationship with EMC
As of June 30, 2012, EMC owned 38,664,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.3% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.
In the second quarter of 2011, we acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services and continues to recognize revenue from such products and services. We entered into an operational support agreement with EMC through the end of 2012, pursuant to which we took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, are reimbursed to us by EMC. On the consolidated statements of income, in the three months ended June 30, 2012 and 2011, such amounts as described above were approximately $16.4 and $12.2, respectively. In the six months ended June 30, 2012 and 2011, such amounts were $30.9 and $12.2, respectively. These amounts were recorded as a reduction to the costs we incurred.

In the second quarter of 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0. EMC retained the Ionix brand and will continue to offer customers the products acquired by us, pursuant to the ongoing reseller agreement between EMC and us. During the six months ended June 30, 2011, a $12.5 contingent payment was made to EMC. This payment was recorded as an equity transaction and was an offset to the initial capital contribution from EMC. As of December 31, 2011, all contingent payments under the agreement had been made.
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC’s hardware and sells them to end-users. In the three months ended June 30, 2012 and 2011, we recognized revenues of $45.6 and $14.2, respectively, from products and services sold pursuant to our reseller arrangement with EMC. In the six months ended June 30, 2012 and 2011, we recognized revenues of $80.6 and $34.2, respectively, from such contractual arrangement with EMC. As of June 30, 2012, $107.6 of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended June 30, 2012 and 2011, we recognized professional services revenues of $23.6 and $16.4, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. In the six months ended June 30, 2012 and 2011, we recognized professional services revenues of $42.3 and $30.8, respectively, from such contractual agreements with EMC. As of June 30, 2012, $6.7 of revenues from professional services to EMC customers were included in unearned revenues.
In the three months ended June 30, 2012 and 2011, we recognized revenues of $2.1 and $0.5, respectively, from server and desktop products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. In the six months ended June 30, 2012 and 2011, we recognized revenues of $3.8 and $1.0, respectively, from such contractual agreements with EMC. As of June 30, 2012, $22.7 of revenues from server and desktop products and services purchased by EMC for internal use were included in unearned revenues.
We purchased storage systems and software, as well as consulting services, from EMC for $5.9 and $7.5 in the three months ended June 30, 2012 and 2011, respectively, and for $23.9 and $13.3 in the six months ended June 30, 2012 and 2011, respectively.
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on our behalf in the U.S. that are also recorded as expenses. The total cost of the services provided to us by EMC as described above was $21.2 and $18.0 in the three months ended June 30, 2012 and 2011, respectively, and $49.0 and $42.7 in the six months ended June 30, 2012 and 2011, respectively.
In the three and six months ended June 30, 2012, no payments were made by either us or EMC under the tax sharing agreement. In the three and the six months ended June 30, 2011, EMC paid us $141.0 and $176.4, respectively, under the tax sharing agreement and no payments were made by us to EMC. Payments between us and EMC under the tax sharing agreement primarily relate to our portion of federal income taxes on EMC’s consolidated tax return. Payments from us to EMC primarily relate to periods for which we had stand-alone federal taxable income, while payments from EMC to us relate to periods for which we had a stand-alone federal taxable loss. The amounts that we either pay to or receive from EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not material.
In the three months ended June 30, 2012 and 2011, $1.2 and $1.0, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. In the six months ended June 30, 2012 and 2011, $2.4 and $1.9, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. Our interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
As of June 30, 2012, we had $61.7 net due from EMC, which consisted of $88.6 due from EMC, partially offset by $26.9 due to EMC. These amounts resulted from the related party transactions described above. In addition to the $61.7 net due from EMC as of June 30, 2012, we had an immaterial amount of net income taxes payable to EMC, which is included in accrued expenses and other on our consolidated balance sheets. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
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
Liquidity and Capital Resources
At June 30, 2012 and 2011, we held cash, cash equivalents, and short-term investments as follows:

	June 30,
	2012	2011
Cash and cash equivalents	$2,076.9	$1,791.0
Short-term investments	3,270.0	1,912.1
Total cash, cash equivalents and short-term investments	$5,346.9	$3,703.1
Our operating activities in the second quarter and first half of 2012 and 2011, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the second quarter and first half of 2012 and 2011 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$391.3	$462.8	$967.9	$940.7
Investing activities	(777.2)	(411.2)	(834.6)	(779.6)
Financing activities	(163.3)	30.5	(12.2)	1.0
Net increase (decrease) in cash and cash equivalents	$(549.2)	$82.1	$121.1	$162.1
In evaluating our liquidity internally, we focus on long-term, sustainable growth in free cash flows and in non-GAAP cash flows from operating activities (“non-GAAP operating cash flows”) over trailing twelve months periods, which we consider to be a relevant measure of our long-term progress. We define non-GAAP operating cash flows as net cash provided by operating activities less capitalized software development costs plus the excess tax benefits from stock-based compensation. We define free cash flows, also a non-GAAP financial measure, as non-GAAP operating cash flows less capital expenditures. See “Non-GAAP Financial Measures” for additional information.
Our non-GAAP operating cash flows and free cash flows for the three months and trailing twelve months ended June 30, 2012 and 2011 were as follows:

	For the Three Months Ended		For the Trailing Twelve Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$391.3	$462.8	$2,052.8	$1,544.0
Capitalized software development costs	—	(25.4)	(21.1)	(75.8)
Excess tax benefits from stock-based compensation	32.7	101.3	159.7	286.2
Non-GAAP operating cash flows	424.0	538.7	2,191.4	1,754.4
Capital expenditures	(44.3)	(95.2)	(185.9)	(193.8)
Free cash flows	$379.7	$443.5	$2,005.5	$1,560.6
Free cash flows increased by $444.9 or 29% to $2,005.5 for the trailing twelve months ended June 30, 2012 from $1,560.6 for the trailing twelve months ended June 30, 2011. The increase was primarily due to increased sales and related cash collections, partially offset by higher operating expenses which were primarily driven by headcount growth.
As of June 30, 2012, we held a diversified portfolio of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $39.1 of foreign government and agencies securities, $15.1 of which was deemed sovereign debt, at June 30, 2012. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada and France. None of the securities deemed sovereign debt were from Greece, Ireland, Italy, Portugal or Spain.
As of June 30, 2012, our total cash, cash equivalents and short-term investments were $5,346.9, of which $2,694.0 was held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Cash provided by operating activities decreased by $71.5 to $391.3 in the second quarter of 2012 from $462.8 in the second quarter of 2011. The decrease year-over-year was primarily driven by the timing of tax payments we received from EMC under the tax sharing agreement. Under the tax sharing agreement, EMC is obligated to pay us an amount equal to the tax benefit generated by us that EMC will recognize on its consolidated tax return. In the second quarter of 2012, we did not receive any amounts from EMC under the tax sharing agreement, but in the second quarter of 2011, we benefited from the collection of $141.0, which included amounts for both the 2011 and 2010 tax years. For 2012, we expect to pay U.S. federal state income taxes to EMC, therefore we do not expect to benefit from the collection of income tax receivables under the tax sharing agreement in 2012. Additionally, the overall change in our cash provided by operating activities year-over-year was impacted by increases in cash collections driven by growth in our sales to customers, which were partially offset by increases in our core operating expenses, primarily driven by headcount growth.
Cash provided by operating activities did not change significantly in the first half of 2012 compared to the first half of 2011. While cash collections from our customers increased in the first half of 2012 as a result of strong sales volume, they were partially offset by increases in our core operating expenses, primarily driven by headcount growth. Additionally, in the first half of 2011, we benefited from the collection of $176.4 from EMC under the tax sharing agreement. In the first half of 2012, there were no cash payments or receipts under the tax sharing agreement.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.
Total fixed income securities of $1,253.6 and $529.0 were purchased in the second quarter of 2012 and 2011, respectively. In the first half of 2012 and 2011, we purchased $1,955.1 and $1,127.8, respectively, of fixed income securities. All purchases of fixed income securities were classified as cash outflows from investing activities. We classified these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by cash inflows of $625.5 and $500.9 in the second quarter of 2012 and 2011, respectively, and $1,304.8 and $869.6 in the first half of 2012 and 2011, respectively, as a result of the sales and maturities of fixed income securities. Activity in our fixed income portfolio increased primarily from increased cash equivalent and short-term investment balances available for investment, including a reallocation of funds from cash equivalents to fixed income securities.
We did not capitalize any development costs for software to be sold, leased, or otherwise marketed in the second quarter and first half of 2012 as compared to $25.4 and $52.9 of costs capitalized in the second quarter and first half of 2011. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that VMware’s go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. As the vast majority of our products are now available for general release soon after technological feasibility has been established, we expect the costs incurred subsequent to the achievement of technological feasibility to continue to be immaterial in future periods and all software development costs will be expensed as incurred.

In the second quarter of 2012 and 2011, we paid $102.2 and $189.1, respectively, and in the first half of 2012 and 2011, we paid $102.2 and $204.1, respectively, for business acquisitions. Business acquisitions are an important element of our strategy and we expect to continue to consider additional strategic business acquisitions in the future. Refer to Note G to the consolidated financial statements for further information.
In the second quarter of 2011, we closed an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements located adjacent to our existing Palo Alto, California campus for $225.0. We paid the seller $45.0 in the first quarter of 2011 as a good faith deposit, and in the second quarter of 2011, we paid the remaining $180.0. Based upon the respective preliminary fair values, $51.9 of the purchase price was recorded to property and equipment and the remaining $173.1 was recorded to intangible assets on the consolidated balance sheet. Refer to Note H to the consolidated financial statements for further information. On the consolidated statement of cash flows for the second quarter and first half of 2011, the $51.9 paid for the property is included within additions to property and equipment and the $173.1 paid for the intangible assets is separately disclosed within cash used in investing activities. Our renovation of the new property will be a multi-year project with capital investment extending into future periods. Our total capital expenditures for 2012 are expected to be approximately $320 to $340, which includes the continued renovation of our expanded campus.
In the second quarter of 2011, we sold our investment in Terremark Worldwide, Inc. for $76.0.
In July 2012, we entered into a definitive agreement to acquire Nicira, Inc., a developer of software-defined networking solutions, for approximately $1,050.0 in cash plus approximately $210.0 of assumed unvested equity awards. The acquisition is subject to regulatory approvals and other customary closing conditions and is expected to close during the second half of 2012.
Financing Activities
Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”) were $33.6 and $110.5 in the second quarter of 2012 and 2011, respectively. Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”) were $144.6 and $200.7 in the first half of 2012 and 2011, respectively.
In the second quarter of 2012 and 2011, we paid $178.2 and $132.7, including commissions, to repurchase and retire 1.8 million and 1.4 million shares, respectively, of our Class A common stock at a weighted-average price of $96.50 and $91.60 per share, respectively, as part of our stock repurchase programs. In the first half of 2012 and 2011, we paid $178.2 and $280.4, including commissions, to repurchase and retire 1.8 million and 3.2 million shares, respectively, of our Class A common stock at a weighted-average price of $96.50 and $88.50 per share, respectively, as part of our stock repurchase programs. From time-to-time, stock repurchases may be made pursuant to the stock repurchase authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel that additional purchases are not warranted. As of June 30, 2012, the amount remaining for repurchase was $507.1. This amount is authorized for repurchases through the end of 2013.
There were additional cash outflows of $51.3 and $48.7 in the second quarter of 2012 and 2011, respectively, and $65.0 and $70.6 in the first half of 2012 and 2011, respectively, to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $32.7 and $101.3 in the second quarter of 2012 and 2011, respectively, and $86.4 and $151.3 in the first half of 2012 and 2011, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year changes in the repurchase of shares to cover tax withholding obligations and the excess tax benefit from stock-based compensation in the second quarter and first half of 2012 were primarily due to changes in the market value of our stock and the number of awards exercised, sold or vested.
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
Note Payable to EMC
As of June 30, 2012, $450.0 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0. The interest rate of the 90-day LIBOR plus 55 basis points continues to reset quarterly.

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

•
Amortization and capitalization of software development costs. Capitalized software development costs encompasses capitalization of development costs and the subsequent amortization of the capitalized costs over the useful life of the product. Amortization and capitalization of software development costs can vary significantly depending upon the timing of products reaching technological feasibility and being made generally available. In future periods, we expect our amortization expense from capitalized software development costs to decline as software development costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy, which has changed from single product solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers has significantly decreased. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. For additional information, see “Results of Operations - Capitalized Software Development Costs, Net” above.

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
See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three and six months ended June 30, 2012 and 2011.
See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the three and six months ended June 30, 2012 and 2011.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding: the potential role of our products in cloud computing and other shifts in computing infrastructures; expectations of, and our plans for, achieving future business growth; macroeconomic conditions; future product offerings; plans for future acquisitions; our view of the competitive landscape and our plans for maintaining our leadership position through continuing investments; our expectation that we will be able to fund strategic investments through operating cash flows generated by sales of our products and services; our plans for funding expansion of our industry segment share and developing long term relationships with our customers; our expectations to manage our resources prudently while making key investment in support of long term growth objectives; our plans for geographic expansion and adding additional channel partners; our relationship with EMC; our plans for meeting product development objectives and introducing new products; our plans for growing our business by broadening our product portfolio; our revenue outlook and mix; customer demand for our products; trends in enterprise license agreement (“ELA”) size and renewals and information technology (“IT”) spending in general; macroeconomic trends; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; factors affecting our tax position; the effects on us of potential developments in non-U.S. tax jurisdictions; our intention to indefinitely reinvest our overseas earnings in our foreign operations and our plans not to repatriate them to fund our U.S. operations; expected expenditures to improve the real estate parcel adjacent to our headquarters that we recently purchased; our anticipated capital spending for 2012; expectations that software development costs incurred subsequent to achievement of technological feasibility will be immaterial and software development costs will generally be expensed as incurred and that the subsequent amortization of such capitalized costs will decline for 2012; plans regarding interoperability among our future product offerings and for the increasing development of product suites; our expectation that stock-based compensation will increase in future periods; our plans regarding cash, cash equivalents and short-term investments held in non-U.S. accounts; our expectations with respect to costs associated with foreign currency fluctuation and internal development; and our belief that the resolution of pending claims, legal proceedings and investigations will not have a material adverse effect on us.
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
International revenues as a percentage of total revenues were 51.0% and 51.1% in the second quarter of 2012 and 2011, respectively, and 52.5% and 51.8% in the first half of 2012 and 2011, respectively. We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those currencies in which we also invoice and collect. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.
Core operating expenses benefited by $19.1 million and $23.0 million in the second quarter and first half of 2012 due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same period in the prior year. We calculate the foreign currency impact on our operating expenses as the difference between operating expenses translated at current exchange rates and the same expenses translated at prior-period exchange rates.
To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, principally foreign currency forward contracts, as described below.
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, we entered into foreign currency forward contracts starting in the fourth quarter of 2011. We expect to enter into cash flow hedges semi-annually with maturities of six months or less. As of June 30, 2012, we had foreign currency forward contracts to purchase approximately $11.0 million in foreign currency. The fair value of these forward contracts was immaterial as of June 30, 2012.
Balance Sheet Hedging Activities. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of June 30, 2012, we had outstanding forward contracts with a total notional value of $261.5 million. The fair value of these forward contracts was immaterial as of June 30, 2012.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss in fair value of our foreign currency forward contracts used in both the cash flow hedging and balance sheet hedging activities of $24.8 million as of June 30, 2012. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
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
Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of June 30, 2012 by $20.8 million and $41.6 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the second quarter of 2012. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes D and E to the consolidated financial statements for further information.

Note Payable to EMC
As of June 30, 2012, $450.0 million was outstanding on our consolidated balance sheet for the note payable to EMC. The interest rate on the note payable was 1.02% as of June 30, 2012 and 0.85% as of June 30, 2011. In the second quarter of 2012 and 2011, $1.2 million and $1.0 million, respectively, of interest expense was recorded in each period related to the note payable. In the first half of 2012 and 2011, $2.4 million and $1.9 million, respectively of interest expense was recorded in each period related to the note payable.
The note may be repaid, without penalty, at any time. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The amended agreement continues to bear an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the June 30, 2012 rate, and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See Note M to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We may become involved in litigation that may adversely affect us” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

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
Our products and services are based on computer virtualization and related technologies that have primarily been used for virtualizing on-premises data centers. As the market for data center virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the foundation for cloud-based computing, management and automation of the delivery of IT resources and end-user computing. We are also investing in the development of products and services for the emerging platform as a service, or “PaaS,” and software as a service, or “SaaS,” markets. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtualization-based infrastructure and management solutions for cloud computing, application development and end-user computing. as the market for our data center virtualization products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods and we expect our annual revenue growth rate in 2012 to decline from the growth rate of 32% experienced in 2011. In addition, to the extent that our newer cloud computing infrastructure management and automation, end-user computing, PaaS and SaaS solutions are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.
The virtualization, cloud computing, and end-user computing markets are inter-related and rapidly evolving. We experienced increased competition during the first half of 2012 and expect it to remain intense through the rest of 2012 and into 2013. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products. Microsoft has announced that it will ship an upcoming major release of Windows Server, including a more advanced version of its Hyper-V virtualization product, that will continue its push into the virtualization market, and upcoming release of System Center, Microsoft’s bundle of management products targeted at legacy and virtual environments. Microsoft also has cloud-based computing offerings and recently announced infrastructure as a service (“IaaS”)-like capabilities for Windows Azure. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Red Hat has also released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have also indicated their intention to expand offerings of virtual management and cloud computing solutions. Additionally, our vision for hybrid cloud computing in which enterprises pool internal and external IT resources running on a common VMware vSphere infrastructure competes with low-cost public cloud infrastructure offerings such as Amazon EC2. Google also announced its plans to enter the low-cost public cloud infrastructure market. Enterprises and service providers have also shown an interest in building their own clouds based on open source projects such as OpenStack.
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
Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization, end-user and cloud computing products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and has announced plans to offer built-in virtualization for future releases of the client version of Windows. As a result, existing VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required. Competitors may also leverage open source technologies to offer zero or low cost products capable of putting pricing pressure on our own product offerings. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings. Even if customers find our products to be technically superior, they may choose to employ a 'multiple-vendor' strategy, regardless of the technical merits of VMware’s products, where they purposely deploy multiple vendors in their environment in order to prevent any one vendor from gaining too much control over their IT operations.
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
Over the last several years, we have introduced new product and technology initiatives that aim to leverage our virtualization infrastructure software products into the emerging areas of cloud computing and end-user computing as alternatives to the provisioning of physical computing resources. In 2010, we introduced the first of our vCenter and vCloud products, which we combined in 2011 with our vShield security product to create our new Cloud Infrastructure and Management (“CIM”) Suite offering. Our CIM technologies are designed to facilitate the creation of secure private clouds. They also enable workload mobility with vSphere-compatible public cloud resources offered by our vCloud partners who are IaaS providers.
In connection with our 2009 acquisition of SpringSource, we announced our intention to use SpringSource solutions to extend VMware’s strategy to deliver solutions in the emerging PaaS market and have since also acquired GemFire and RabbitMQ as part of our overall PaaS strategy. Additionally, SpringSource’s current offerings and their underlying open source technology position us in the enterprise and web application development markets. In 2011, we announced CloudFoundry, a VMware-operated developer cloud service and a new open source PaaS project for the development of applications designed to utilize cloud computing.
Our 2010 acquisition of Zimbra extended our footprint to cloud-based email and collaboration services - a part of VMware’s strategy to extend into the emerging SaaS market. In 2011, we expanded our SaaS offerings, as we acquired Socialcast and SlideRocket, which provide applications directed toward the collaborative development and sharing of user-generated content within the enterprise. In 2011, we also acquired Digital Fuel, which provides IT financial and business management solutions and we acquired certain assets related to our parent company’s Mozy cloud-based data storage and data services and entered into an agreement with EMC to operate the services on EMC’s behalf. We have also continued to expand and enhance our end-user computing offerings, such as VMware View, and in 2011 announced that our first Horizon offerings, which include a mobile phone application, are expected to become available in 2012. In 2012, we also acquired Wanova, a leading provider of intelligent desktop solutions that centralize and simplify the management of physical desktop images while enabling users to take advantage of the native performance of a PC.

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

•
Our increasing focus on developing and marketing IT management and automation, IaaS, PaaS and SaaS offerings that enable customers to transform their IT systems will require a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we will need to develop new strategies for marketing and selling our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products. The ongoing sovereign debt crisis in Europe threatens to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services have also made, or announced plans to make, spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
Some of our competitors have made acquisitions, entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. In 2011, Citrix Systems continued to invest in desktop virtualization marketing by continuing its close collaboration with Microsoft and acquired smaller players like Kaviza and Ringcube. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in 2011, Oracle brought to market integrated hardware and software solutions that utilized technologies from its 2010 acquisition of Sun Microsystems, and Microsoft and Hewlett-Packard continued their collaboration based on Microsoft’s cloud computing and virtualization platforms. Hewlett-Packard and Cisco also joined the OpenStack effort, an effort to develop an open source solution for cloud computing. In 2011, Citrix announced its acquisition of Cloud.com, which offers an IaaS cloud services solution, and Red Hat continued to invest in the Open Virtualization Alliance (“OVA”) to bolster KVM as a direct competitor to VMware vSphere. In 2012, Dell acquired Wyse Technologies to bolster its ability to serve the “cloud client” market. On the PaaS front, Salesforce.com acquired Heroku in late 2010. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues.
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
Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues in the first six months of 2012 and in the fiscal year 2011, respectively. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third party contractors, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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
Revenues from customers outside the United States comprised approximately 52% of our total revenues in the first six months ended 2012 and 2011, respectively. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for more than 10% of revenues during the first six months of 2012, and three of our distributors each accounted for more than 10% of revenues during the first six months of 2011. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Three of our distributors each accounted for more than 10% of revenues during the first six months of 2012, and three of our distributors each accounted for more than 10% of revenues during the first six months of 2011. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 47% of our total accounts receivable as of June 30, 2012 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
Additionally, our virtualization technology is used by cloud computing vendors, and we have expanded our involvement in the delivery and provision of cloud computing through business alliances with various providers of cloud computing services and software and expect to continue to do so in the future. For example, in April 2011, we entered into an agreement with EMC to acquire certain assets relating to EMC’s Mozy cloud-based data storage and data services, including certain data center assets and a license to certain intellectual property. We also entered into an operational support agreement with EMC pursuant to which we will take over responsibility for operating the Mozy service on behalf of EMC. The application of U.S. and international data privacy laws to cloud computing vendors is uncertain, and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against cloud computing providers who we may partner with. Accordingly, the failure to comply with data protection laws and regulations by our customers and business partners who provide cloud computing services could have a material adverse effect on our business.
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
We have acquired in the past and plan to acquire in the future other businesses, products or technologies. For example, in 2011 we completed a number of acquisitions, including acquisitions of Digital Fuel, NeoAccel, Packet Motion, Shavlik, SlideRocket, Socialcast and WaveMaker. We also acquired certain assets from EMC’s Mozy cloud-based data storage and data services and entered into an agreement with EMC to operate the services on EMC’s behalf. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.
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
As of June 30, 2012, EMC owned 38,664,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.3% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.
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
The historical financial information covering the periods prior to our IPO in August 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during those historical periods. The historical costs and expenses reflected in our consolidated financial statements prior to 2008 include an allocation for certain corporate functions historically provided by EMC, including tax, accounting, treasury, legal and human resources services. Although we have transitioned most of these corporate functions to VMware personnel, in certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC employees who are managed by VMware personnel. The costs incurred by EMC on VMware’s behalf related to these employees include a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs have been charged by EMC and are included as expenses in our consolidated statements of income. Our historical financial information is not necessarily indicative of what our financial position, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2011 and June 30, 2012, the closing trading price of our Class A common stock was very volatile, ranging between $74.81 and $114.62 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended June 30, 2012:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(5)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)(4)(5)
April 1 – April 30, 2012	122,471	$108.05	121,200	$672,281,691
May 1 – May 31, 2012	973,900	100.53	709,400	599,341,009
June 1 – June 30, 2012	1,349,473	90.47	1,015,945	507,215,985
	2,445,844	95.36	1,846,545
____________________________

(1)	Includes 1,271 shares repurchased and retired to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

(2)
Includes 598,028 shares repurchased by EMC in open market transactions. In the three months ended March 31, 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(3)
In February 2011, a committee of VMware’s Board of Directors authorized the repurchase of up to $550.0 million of VMware’s Class A common stock through the end of 2012. In February 2012, VMware’s Board of Directors authorized the repurchase of up to an additional $600.0 million of VMware’s Class A common stock through the end of 2013. Purchases under the February 2011 repurchase authorization were completed in the second quarter of 2012. Stock has, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(4)	Represents the amounts remaining in the VMware stock repurchase authorizations.

(5)	Amounts do not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.27+	Form of Restricted Stock Unit Agreement with certain termination provisions, approved April 9, 2012.	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	August 2, 2012	By:	/S/ ROBYNNE D. SISCO
Robynne D. Sisco
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and Controller)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.27+	Form of Restricted Stock Unit Agreement with certain termination provisions, approved April 9, 2012.	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement