Form 10-Q
period 2012-09-30
VMWARE, INC.
filed 2012-11-01
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2012, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 427,762,903 of which 127,762,903 shares were Class A common stock and 300,000,000 were Class B common stock.

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
VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating activities:
Net income	$156,768	$177,538	$539,933	$523,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,434	73,985	261,592	229,643
Stock-based compensation, excluding amounts capitalized	119,487	88,379	302,193	254,394
Excess tax benefits from stock-based compensation	(24,531)	(46,428)	(110,914)	(197,692)
Gain on sale of Terremark investment	—	—	—	(56,000)
Other	(735)	6,968	(1,290)	10,794
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	67,054	46,174	202,308	72,757
Other assets	(4,713)	(57,402)	(121,863)	(91,455)
Due to/from EMC, net	15,479	17,505	27,624	42,940
Accounts payable	8,699	(10,846)	26,118	(12,553)
Accrued expenses	(63,917)	(19,539)	(62,981)	14,672
Income taxes receivable from EMC	—	69,796	—	246,240
Income taxes payable	59,933	14,321	127,666	51,922
Deferred income taxes, net	(33,727)	10,231	(70,098)	9,273
Unearned revenue	49,987	152,829	283,859	365,781
Net cash provided by operating activities	436,218	523,511	1,404,147	1,464,224
Investing activities:
Additions to property and equipment	(74,812)	(54,948)	(152,819)	(177,180)
Purchase of leasehold interest (see Note H)	—	22,043	—	(151,083)
Capitalized software development costs	—	(21,139)	—	(73,998)
Purchases of available-for-sale securities	(764,574)	(955,686)	(2,719,642)	(2,083,491)
Sales of available-for-sale securities	882,348	231,705	1,653,102	608,293
Maturities of available-for-sale securities	234,028	231,738	768,104	724,707
Sale of strategic investments	—	—	—	78,513
Business acquisitions, net of cash acquired	(1,242,048)	(99,522)	(1,344,214)	(303,610)
Transfer of net assets under common control	—	(1,930)	—	(22,393)
Other investing	(8,183)	(3,230)	(12,357)	(30,372)
Net cash used in investing activities	(973,241)	(650,969)	(1,807,826)	(1,430,614)
Financing activities:
Proceeds from issuance of common stock	69,628	84,572	214,223	285,286
Repurchase of common stock	(128,817)	(210,527)	(307,012)	(490,916)
Excess tax benefits from stock-based compensation	24,531	46,428	110,914	197,692
Shares repurchased for tax withholdings on vesting of restricted stock	(25,019)	(34,230)	(90,002)	(104,808)
Net cash used in financing activities	(59,677)	(113,757)	(71,877)	(112,746)
Net decrease in cash and cash equivalents	(596,700)	(241,215)	(475,556)	(79,136)
Cash and cash equivalents at beginning of the period	2,076,900	1,791,044	1,955,756	1,628,965
Cash and cash equivalents at end of the period	$1,480,200	$1,549,829	$1,480,200	$1,549,829
Non-cash items:
Changes in capital additions, accrued but not paid	$(16,956)	$15,126	$(1,626)	$21,347
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	(3,587)	(2,125)	3,250	813
Fair value of stock options assumed in acquisition	16,625	—	16,625	—
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
License	$491,121	$443,597	$1,490,270	$1,327,402
Services	642,563	498,266	1,821,622	1,379,392
Total revenues	1,133,684	941,863	3,311,892	2,706,794
Operating expenses (1):
Cost of license revenues	60,338	46,063	173,634	151,009
Cost of services revenues	119,024	106,678	355,865	304,104
Research and development	259,907	199,655	730,891	558,059
Sales and marketing	411,535	331,626	1,166,448	949,110
General and administrative	92,537	77,120	265,636	223,397
Operating income	190,343	180,721	619,418	521,115
Investment income	7,505	4,351	20,193	11,472
Interest expense with EMC	(1,162)	(915)	(3,607)	(2,846)
Other income (expense), net	(1,539)	(998)	(2,814)	55,806
Income before income taxes	195,147	183,159	633,190	585,547
Income tax provision	38,379	5,621	93,257	62,039
Net income	$156,768	$177,538	$539,933	$523,508
Net income per weighted-average share, basic for Class A and Class B	$0.37	$0.42	$1.26	$1.25
Net income per weighted-average share, diluted for Class A and Class B	$0.36	$0.41	$1.24	$1.21
Weighted-average shares, basic for Class A and Class B	427,142	422,030	426,902	420,247
Weighted-average shares, diluted for Class A and Class B	433,288	431,881	434,438	431,846
_______________________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$561	$367	$1,525	$1,271
Cost of services revenues	7,816	6,068	20,738	17,396
Research and development	60,194	46,663	147,598	134,621
Sales and marketing	51,662	24,763	110,779	70,550
General and administrative	11,914	10,518	34,213	30,556

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$156,768	$177,538	$539,933	$523,508
Other comprehensive income:
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $2,731, $(798), $4,037 and $282	4,456	(1,198)	6,586	423
Reclassification of gains realized during the period, net of taxes of $(331), $(194), $(495) and $(12,866)	(541)	(290)	(808)	(19,298)
Net change in market value of available-for-sale securities	3,915	(1,488)	5,778	(18,875)
Changes in market value of effective foreign currency forward exchange contracts:
Unrealized gains, net of taxes of $(31), $0, $(31) and $0	1,272	—	1,272	—
Reclassification of gains realized during the period, net of taxes of $(10), $0, $(10) and $0	(194)	—	(50)	—
Net change in market value of effective foreign currency forward exchange contracts	1,078	—	1,222	—
Total other comprehensive income (loss)	4,993	(1,488)	7,000	(18,875)
Total comprehensive income, net of taxes	$161,761	$176,050	$546,933	$504,633

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,480,200	$1,955,756
Short-term investments	2,914,419	2,556,450
Accounts receivable, net of allowance for doubtful accounts of $1,976 and $3,794	683,695	882,857
Due from EMC, net	46,175	73,799
Deferred tax asset	156,747	128,471
Other current assets	154,167	80,439
Total current assets	5,435,403	5,677,772
Property and equipment, net	579,998	525,490
Capitalized software development costs, net and other	94,702	154,236
Deferred tax asset	111,087	156,855
Intangible assets, net	765,590	407,375
Goodwill	2,893,333	1,759,080
Total assets	$9,880,113	$8,680,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,462	$49,747
Accrued expenses and other	576,043	587,650
Unearned revenues	1,876,208	1,764,109
Total current liabilities	2,524,713	2,401,506
Note payable to EMC	450,000	450,000
Unearned revenues	1,117,058	944,309
Other liabilities	223,543	114,711
Total liabilities	4,315,314	3,910,526
Commitments and contingencies (see Note M)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 128,336 and 123,610 shares	1,283	1,236
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	3,459,801	3,212,264
Accumulated other comprehensive income	8,176	1,176
Retained earnings	2,092,539	1,552,606
Total stockholders’ equity	5,564,799	4,770,282
Total liabilities and stockholders’ equity	$9,880,113	$8,680,808

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) is the leader in virtualization and virtualization-based cloud infrastructure solutions utilized by businesses to help them transform the way they build, deliver and consume information technology (“IT”) resources in a manner that is evolutionary and based on their specific needs. VMware’s virtualization infrastructure software solutions, which include a suite of products designed to deliver a software defined data center, run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
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
VMware was incorporated as a Delaware corporation in 1998, was acquired by EMC Corporation (“EMC”) in 2004 and conducted its initial public offering of VMware’s Class A common stock in August 2007. As of September 30, 2012, EMC holds approximately 79.2% of VMware’s outstanding common stock, including 39.2 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements. VMware and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and VMware’s intellectual property and real estate, agreements regarding the sale of goods and services to one another, and an agreement for EMC to resell VMware’s products and services to third party customers. In geographic areas where VMware has not established its own subsidiaries, VMware contracts with EMC subsidiaries for support services and for personnel who are managed by VMware. Additionally, beginning in the second quarter of 2011, VMware incurs costs to operate the Mozy service on behalf of EMC. These costs, plus a mark-up to approximate third-party costs and a management fee, are reimbursed to VMware by EMC and recorded as an offset to the costs VMware incurred on the consolidated statements of income. See Note O to the consolidated financial statements for further information regarding intercompany transactions between VMware and EMC.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
B. Business Combinations, Goodwill and Intangible Assets, Net
Business Combinations
The results of operations of the acquired businesses described below have been included in VMware’s consolidated financial statements from the dates of purchase.
Acquisition of Nicira, Inc.
On August 24, 2012, VMware acquired all of the outstanding capital stock of Nicira, Inc. (“Nicira”), a developer of software defined networking solutions, under the terms of an Agreement and Plan of Merger entered into in July. This acquisition expands VMware’s product portfolio to provide a suite of software defined networking capabilities.
The aggregate consideration was $1,099.6 million, net of cash acquired, including cash of $1,083.0 million and the fair value of assumed equity attributed to pre-combination services of $16.6 million. Of this consideration, VMware deposited into escrow $100.0 million of consideration otherwise payable in the merger to holders of Nicira stock and equity awards. This amount will be held in escrow as the sole remedy for indemnification claims under the merger agreement, if any, for a period of one year following the completion of the merger. Additionally, VMware assumed all of Nicira’s unvested stock options and restricted stock outstanding at the completion of the acquisition. The fair value of the assumed equity awards for post-combination services was $152.4 million and was not included in the consideration transferred. Of the $152.4 million, $25.8 million was recorded as stock-based compensation expense on the consolidated statements of income in the three months ended September 30, 2012. The remaining fair value of $126.6 million attributed to post-combination services is being recognized over the awards’ remaining requisite service periods, which extend through the first half of 2016.
In accordance with the merger agreement, the assumed unvested stock options converted into 1.1 million stock options to purchase VMware Class A common stock. The weighted-average acquisition-date fair value of the stock options was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: i) market price of $92.21 per share, which was the closing price of VMware’s Class A common stock on the acquisition date; ii) expected term of 2.7 years; iii) risk-free interest rate of 0.3%; iv) annualized volatility of 35.7%; and v) no dividend yield. The weighted-average acquisition-date fair value per share of the assumed stock options was $88.39. The assumed restricted stock converted into 0.6 million shares of restricted VMware Class A common stock. The fair value of the restricted stock was based on the acquisition-date closing price of $92.21 per share for VMware’s Class A common stock.
As of September 30, 2012, the accounting for the Nicira acquisition had not been finalized due to pending items on the valuation of acquired assets and liabilities, including unrecognized tax benefits. Based on a preliminary assessment, VMware recorded provisional amounts for these items in its consolidated financial statements as of September 30, 2012. During the measurement period, VMware may record adjustments to the provisional amounts recorded. No goodwill is expected to be deductible for tax purposes.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed on August 24, 2012 (table in thousands):

Intangible assets	$334,600
Goodwill	947,956
Total intangible assets acquired	1,282,556
Deferred tax liabilities, net	(78,247)
Income tax payable	(103,822)
Other current liabilities, net of current assets	(863)
Total liabilities assumed	(182,932)
Fair value of intangible assets acquired and net liabilities assumed	$1,099,624
The following table summarizes the fair value of the intangible assets acquired by VMware in conjunction with the Nicira acquisition (amounts in table in thousands):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	7.0	$266,000
Trademarks and tradenames	10.0	20,100
In-process research and development (“IPR&D”)		48,500
Total intangible assets acquired, net, excluding goodwill		$334,600
IPR&D relates to one project which is expected to be completed by the end of 2012. The value assigned to the IPR&D project was determined using a discounted cash flow model with a discount rate of 17%. Upon completion, the project will be amortized over its projected remaining useful life. The estimated costs to complete the project are not material.
Supplemental information on an unaudited pro forma basis, as if Nicira had been acquired on January 1, 2011, is presented as follows (table in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma adjusted total revenue	$1,134,338	$942,722	$3,313,954	$2,709,344
Pro forma adjusted net income	159,320	151,798	483,045	443,335
Pro forma adjusted net income per weighted-average share, diluted for Class A and Class B	$0.37	$0.35	$1.11	$1.03
Pro forma adjustments primarily include intangible amortization, stock-based compensation expense and related tax effects.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other 2012 Business Combinations
In the nine months ended September 30, 2012, VMware acquired five businesses in addition to Nicira. The aggregate consideration for these five acquisitions was $261.2 million, net of cash acquired. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed (table in thousands):

Intangible assets	$88,100
Goodwill	189,958
Total intangible assets acquired	278,058
Deferred tax liabilities, net	(11,791)
Other acquired liabilities, net of acquired assets	(5,053)
Total liabilities assumed	(16,844)
Fair value of intangible assets acquired and net liabilities assumed	$261,214
VMware anticipates that $14.7 million of the goodwill acquired will be deductible for income tax purposes. The following table summarizes the fair value of the intangible assets acquired by VMware through business combinations, excluding Nicira, in the nine months ended September 30, 2012 (amounts in table in thousands):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	6.5	$63,600
Customer relationships and customer lists	8.0	20,300
In-process research and development		4,200
Total intangible assets acquired, net, excluding goodwill		$88,100
Pro forma results of operations have not been presented as the results of the acquired businesses were not material, individually or in the aggregate, to VMware’s consolidated results of operations in the three and nine months ended September 30, 2012 and 2011.
Intangible Assets, Net
The following table summarizes the changes in the carrying amount of intangible assets, net, excluding goodwill for the nine months ended September 30, 2012 (table in thousands):

Balance, January 1, 2012	$407,375
Additions to intangible assets related to business combinations	422,700
Change in accumulated amortization	(64,485)
Balance, September 30, 2012	$765,590
Goodwill
The excess of the consideration for acquisitions over the fair values assigned to the assets acquired and liabilities assumed, which represents the goodwill resulting from acquisitions, was allocated to VMware’s one operating segment. Management believes that the goodwill mainly represents the synergies expected from combining the technologies of VMware with those of the acquired businesses, including complementary products that will enhance the Company’s overall product portfolio.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2012 (table in thousands):

Balance, January 1, 2012	$1,759,080
Increase in goodwill related to business combinations	1,137,914
Deferred tax adjustments to purchase price allocations on previous acquisitions	(3,550)
Other adjustments to purchase price allocations on previous acquisitions	(111)
Balance, September 30, 2012	$2,893,333
C. Research and Development and Capitalized Software Development Costs
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product’s technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established, and as the Company’s business, products and go-to-market strategy have evolved, management has continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, management determined that VMware’s go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, management expects VMware’s products to be available for general release soon after technological feasibility has been established.
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
Unamortized software development costs were $47.5 million and $104.9 million as of September 30, 2012 and December 31, 2011, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheets.
In the three and nine months ended September 30, 2012, all software development costs related to product offerings were expensed as incurred and were included in R&D expenses on the accompanying consolidated statements of income. In the three months ended September 30, 2011, VMware capitalized $24.5 million (including $3.4 million of stock-based compensation) of costs incurred for the development of software products. In the nine months ended September 30, 2011, VMware capitalized $86.4 million (including $12.4 million of stock-based compensation) of costs incurred for the development of software products. These amounts were excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $14.9 million and $14.4 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense from capitalized amounts was $57.5 million and $62.7 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.
D. Earnings per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following table sets forth the computations of basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011 (table in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$156,768	$177,538	$539,933	$523,508
Weighted-average shares, basic for Class A and Class B	427,142	422,030	426,902	420,247
Effect of dilutive securities	6,146	9,851	7,536	11,599
Weighted-average shares, diluted for Class A and Class B	433,288	431,881	434,438	431,846
Net income per weighted-average share, basic for Class A and Class B	$0.37	$0.42	$1.26	$1.25
Net income per weighted-average share, diluted for Class A and Class B	$0.36	$0.41	$1.24	$1.21
For the three months ended September 30, 2012 and 2011, stock options to purchase 0.5 million and 0.8 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three months ended September 30, 2012, 3.3 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three months ended September 30, 2011, shares of restricted stock excluded from the diluted earnings per share calculations were not material.
For the nine months ended September 30, 2012 and 2011, stock options to purchase 0.4 million and 0.9 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the nine months ended September 30, 2012, 2.0 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the nine months ended September 30, 2011, shares of restricted stock excluded from the diluted earnings per share calculations were not material.
E. Investments
Investments as of September 30, 2012 and December 31, 2011 consisted of the following (tables in thousands):

	September 30, 2012
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$370,559	$1,353	$(3)	$371,909
U.S. and foreign corporate debt securities	1,436,449	6,649	(274)	1,442,824
Foreign governments and multi-national agency obligations	42,167	27	(2)	42,192
Municipal obligations	970,550	3,968	(307)	974,211
Mortgage-backed securities	83,460	147	(324)	83,283
Total investments	$2,903,185	$12,144	$(910)	$2,914,419

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
Both the realized gains and realized losses on investments were not material for the three and nine months ended September 30, 2012. During the nine months ended September 30, 2011, a realized gain of $56.0 million was recorded in other income (expense), net on the consolidated income statement for the sale of VMware’s investment in Terremark Worldwide, Inc. All other realized gains and losses on investments were not material for the three and nine months ended September 30, 2011. In addition, VMware evaluated its investments as of September 30, 2012 and December 31, 2011 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.
As of September 30, 2012 and December 31, 2011, VMware did not have investments in a material continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of September 30, 2012, and December 31, 2011, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in thousands):

	September 30, 2012		December 31, 2011
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$21,844	$(4)	$50,604	$(23)
U.S. and foreign corporate debt securities	168,937	(267)	539,228	(2,036)
Foreign governments and multi-national agency obligations	10,039	(2)	43,026	(87)
Municipal obligations	180,850	(302)	298,187	(406)
Asset-backed securities	—	—	20,025	(23)
Mortgage-backed securities	47,315	(310)	32,817	(172)
Total	$428,985	$(885)	$983,887	$(2,747)
Contractual Maturities
The contractual maturities of investments held at September 30, 2012 consisted of the following (table in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$872,935	$873,951
Due after 1 year through 5 years	1,947,165	1,957,545
Due after 5 years	83,085	82,923
Total investments	$2,903,185	$2,914,419
F. Fair Value Measurements
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Additionally, VMware’s Level 2 classification includes foreign currency forward contracts as the valuation inputs for these are based upon quoted prices and quoted pricing intervals from public data sources. The fair value of these contracts was not material for any period presented. VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy.
The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheets, that were required to be measured at fair value as of September 30, 2012 and December 31, 2011 (tables in thousands):

	September 30, 2012
	Level 1	Level 2	Total
Money-market funds	$1,070,745	$—	$1,070,745
U.S. Government and agency obligations	236,089	135,820	371,909
U.S. and foreign corporate debt securities	—	1,446,824	1,446,824
Foreign governments and multi-national agency obligations	—	42,192	42,192
Municipal obligations	—	974,211	974,211
Mortgage-backed securities	—	83,283	83,283
Total	$1,306,834	$2,682,330	$3,989,164

	December 31, 2011
	Level 1	Level 2	Total
Money-market funds	$1,345,904	$—	$1,345,904
U.S. Government and agency obligations	170,744	347,870	518,614
U.S. and foreign corporate debt securities	—	1,143,378	1,143,378
Foreign governments and multi-national agency obligations	—	58,397	58,397
Municipal obligations	—	769,241	769,241
Asset-backed securities	—	27,086	27,086
Mortgage-backed securities	—	49,734	49,734
Total	$1,516,648	$2,395,706	$3,912,354
G. Derivative Instruments
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
Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

currencies, VMware entered into foreign currency forward contracts starting in the fourth quarter of 2011. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income on the consolidated balance sheet, and is subsequently reclassified to the related operating expense line item in the consolidated statements of income in the same period that the underlying expenses are incurred. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the consolidated statements of income as incurred. For the three and nine months ended September 30, 2012, all amounts recognized on the consolidated statements of income related to VMware’s cash flow hedging program were immaterial.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of September 30, 2012 and December 31, 2011, VMware had forward contracts to purchase foreign currency designated as cash flow hedges with a total notional value of $37.8 million and $47.1 million, respectively. The fair value of these forward contracts was immaterial as of September 30, 2012 and therefore excluded from the fair value tables above. For the three and nine months ended September 30, 2012, all cash flow hedges were considered effective.
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
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of September 30, 2012 and December 31, 2011, VMware had outstanding forward contracts with a total notional value of $260.8 million and $324.1 million, respectively. The fair value of these forward contracts was immaterial as of September 30, 2012 and December 31, 2011 and therefore excluded from the fair value tables above.
H. Property and Equipment, Net
Property and equipment, net, as of September 30, 2012 and December 31, 2011 consisted of the following (table in thousands):

	September 30, 2012	December 31, 2011
Equipment and software	$589,594	$512,754
Buildings and improvements	390,710	340,596
Furniture and fixtures	63,821	61,023
Construction in progress	86,859	68,707
Total property and equipment	1,130,984	983,080
Accumulated depreciation	(550,986)	(457,590)
Total property and equipment, net	$579,998	$525,490
Depreciation expense was $30.9 million and $31.7 million in the three months ended September 30, 2012 and 2011, respectively, and $96.6 million and $93.7 million in the nine months ended September 30, 2012 and 2011, respectively.
In the three months ended June 30, 2011, VMware closed an agreement to purchase the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware’s existing Palo Alto, California campus for a total cost of $225.0 million. Based upon the preliminary respective fair values, $51.9 million of the purchase price was recorded to property and equipment, net on the June 30, 2011 consolidated balance sheet for the estimated fair value of the buildings and site improvements. The remaining $173.1 million of the purchase price was attributed to the fair value of the ground lease and was primarily recorded to intangible assets, net on the June 30, 2011 consolidated balance sheet.
In the three months ended September 30, 2011, the gross amount classified to property and equipment, net was increased by $22.0 million to $73.9 million to reflect the final assumptions regarding VMware’s intended use of the existing structures. As a result of this adjustment, the gross amount of the value recorded to intangible assets, net on the consolidated balance sheet was decreased by the same amount. The $22.0 million adjustment is reflected on the consolidated statement of

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

cash flows for the three months ended September 30, 2011. For the nine months ended September 30, 2011, the final value of $73.9 million paid and attributed to the property is included within additions to property and equipment and the $151.1 million paid and attributed to intangible assets is separately disclosed within cash used in investing activities on the consolidated statement of cash flows.
As of September 30, 2012 and December 31, 2011, construction in progress primarily represented buildings and site improvements related to VMware’s Palo Alto campus expansion that had not yet been placed into service.
I. Accrued Expenses and Other
Accrued expenses and other as of September 30, 2012 and December 31, 2011 consisted of the following (table in thousands):

	September 30, 2012	December 31, 2011
Salaries, commissions, bonuses, and benefits	$222,453	$287,248
Accrued partner liabilities	106,454	124,359
Other	247,136	176,043
Total	$576,043	$587,650
Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.
J. Unearned Revenues
Unearned revenues as of September 30, 2012 and December 31, 2011 consisted of the following (table in thousands):

	September 30, 2012	December 31, 2011
Unearned license revenues	$366,141	$389,225
Unearned software maintenance revenues	2,415,324	2,133,512
Unearned professional services revenues	211,801	185,681
Total unearned revenues	$2,993,266	$2,708,418
Unearned license revenues are recognized either ratably or upon the delivery of existing products, future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. VMware regularly offers product promotions as a strategy to improve awareness of its emerging products. To the extent promotional products have not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Increasingly, unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At September 30, 2012, the ratable component represented over half of the total unearned license revenue balance. Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are recognized ratably over terms of one to five years with a weighted-average remaining term at September 30, 2012 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
K. Note Payable to EMC
In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, with interest payable quarterly in arrears and original maturity date of April 2012. In August 2007, VMware repaid $350.0 million of the note payable, and as of September 30, 2012, $450.0 million remained outstanding. In June 2011, VMware and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The interest rate of the 90-day LIBOR plus 55 basis points continues to reset quarterly. For the three months ended September 30, 2012 and 2011, $1.2 million and $0.9 million, respectively, of interest expense were recorded related to the note payable. For the nine months ended September 30, 2012 and 2011, $3.6 million and $2.8 million, respectively, of interest expense were recorded related to the note payable. The note may be repaid prior to the maturity date without penalty. No repayments of principal were made during the three and nine months ended September 30,

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2012 and 2011.
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
VMware’s effective income tax rate was 19.7% and 3.1% for the three months ended September 30, 2012 and 2011, respectively. The higher effective rate for the three months ended September 30, 2012 compared with the three months ended September 30, 2011 was primarily attributable to a change in mix of profitability of the domestic and international operations and the expiration of the federal research credit at the end of 2011. The effective income tax rate was 14.7% and 10.6% for the nine months ended September 30, 2012 and 2011, respectively. The higher effective rate for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 was primarily attributable to the items discussed above for the three months ended September 30, 2012, as well as the year-over-year effect of a release in uncertain tax benefits in the nine months ended September 30, 2011 due to a closure of a tax audit.
VMware’s rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. VMware’s international income is primarily earned by VMware’s subsidiaries in Ireland, where the statutory tax rate is 12.5%. Management does not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on VMware’s effective tax rate. As of September 30, 2012, VMware’s total cash, cash equivalents, and short-term investments were $4,394.6 million, of which $2,920.0 million were held outside the U.S. If these overseas funds are needed for its operations in the U.S., VMware would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, all income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware’s foreign operations and no provision for U.S. taxes has been provided with respect thereto. At this time, it is not practicable to estimate the amount of tax that may be payable were VMware to repatriate these funds, and VMware’s current plans do not demonstrate a need to repatriate them to fund its U.S. operations. VMware will meet its U.S. liquidity needs through cash flows from operations, external borrowings, or both. VMware utilizes a variety of tax planning and financing strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed.
As of September 30, 2012, VMware had gross unrecognized tax benefits totaling $193.2 million, which excludes $12.5 million of offsetting tax benefits. In the third quarter of 2012, VMware increased its reserve for uncertain tax positions by $102.1 million. If recognized, approximately $184.7 million of VMware’s net unrecognized tax benefits, not including interest, would reduce income tax expense and lower VMware’s effective tax rate in the period or periods recognized. The $193.3 million of net unrecognized tax benefits, including interest, were classified as a non-current liability on the consolidated balance sheet. It is reasonably possible that within the next 12 months audit resolutions could potentially reduce total unrecognized tax benefits by between approximately $7.0 million and $9.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $1.1 million and $2.7 million in interest and penalties for the three and nine months ended September 30, 2012 and had accrued $8.6 million of interest and penalties as of September 30, 2012, associated with the net unrecognized tax benefits. These amounts are included as components of the $193.3 million of net unrecognized tax benefits as of September 30, 2012.
M. Commitments and Contingencies
Litigation
From time to time, VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to intellectual property, contracts, employment and other matters. VMware accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of September 30, 2012 and December 31, 2011, the amounts accrued were not material. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would also be immaterial to VMware’s consolidated financial position and results of operations.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Operating Lease Commitments
VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. VMware’s future lease commitments at September 30, 2012 were as follows (table in thousands):

2012	$13,342
2013	53,049
2014	47,619
2015	38,794
2016	32,627
Thereafter	574,930
Total minimum lease payments	$760,361
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
From time to time, stock repurchases may be made pursuant to the February 2012 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All repurchased shares are retired.
The following table summarizes stock repurchase activity in the three and nine months ended September 30, 2012 and September 30, 2011 (table in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Aggregate purchase price	$128,817	$210,527	$307,012	$490,916
Class A common shares repurchased	1,458	2,371	3,305	5,539
Weighted-average price per share	$88.35	$88.81	$92.91	$88.63
The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital. As of September 30, 2012, the authorized amount remaining for repurchase was $378.3 million.
VMware Employee Stock Purchase Plan
The following table summarizes Employee Stock Purchase Plan (the “ESPP”) activity in the three and nine months ended September 30, 2012 and 2011 (table in thousands, except per share amounts):

	Purchase Period Ended
	July 31,		January 31,
	2012	2011	2012	2011
Cash proceeds	$36,511	$30,151	$32,861	$26,813
Class A common shares purchased	473	409	424	407
Weighted-average price per share	$77.15	$73.70	$77.58	$65.90

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of September 30, 2012, $21.4 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in January 2013.
VMware Restricted Stock
VMware restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on the VMware stock price on the date of grant, and shares underlying RSU awards are not issued until the restricted stock units vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
In the first nine months of 2012, VMware granted performance stock unit (“PSU”) awards to certain of its executives and employees. The awards will vest through the first quarter of 2015 if certain employee specific or VMware designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into VMware’s Class A common stock at a ratio ranging from 0.5 to 3.0 shares for each PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued under that PSU award. Stock-based compensation expense for the PSUs is recognized over the requisite service periods of the awards based on expected levels of achievement of the performance targets. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that these expected levels change, stock-based compensation expense is adjusted through a cumulative catch-up adjustment in the period of change and the remaining unrecognized stock-based compensation expense is recorded over the remaining requisite service period. As such, the total amount of the expense and the timing that the expense is recognized could fluctuate. As of September 30, 2012, 0.4 million PSUs were outstanding and are included in the table summarizing restricted stock activity below.
The following table summarizes restricted stock activity since January 1, 2012 (awards in thousands):

	Number of Awards	Weighted- Average Grant Date Fair Value (per award)
Outstanding, January 1, 2012	9,540	$72.74
Granted	7,025	103.11
Vested	(2,795)	63.74
Forfeited	(1,095)	77.98
Outstanding, September 30, 2012	12,675	91.52
The total fair value of VMware restricted stock awards, including restricted stock and restricted stock units, that vested in the nine months ended September 30, 2012 was $260.8 million. As of September 30, 2012, restricted stock awards, including restricted stock, restricted stock units and performance stock units, representing 12.7 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,226.1 million based on VMware’s closing price as of September 30, 2012. These awards are scheduled to vest through 2016.
VMware Shares Repurchased for Tax Withholdings
In the three months ended September 30, 2012 and 2011, VMware repurchased or withheld and retired 0.2 million and 0.3 million shares, respectively, of Class A common stock, for $21.4 million and $32.1 million, respectively, to cover tax withholding obligations. In the nine months ended September 30, 2012 and 2011, VMware repurchased or withheld and retired 1.0 million and 1.1 million shares, respectively, of Class A common stock, for $93.2 million and $105.6 million, respectively, to cover tax withholding obligations. These amounts differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.
O. Related Party Transactions
In the second quarter of 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services and continues to recognize revenue from such products and services. VMware entered into an operational support agreement with EMC through the end of 2012, pursuant to which VMware took over responsibility to operate the Mozy service on behalf

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of EMC. Pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, are reimbursed to VMware by EMC. On the consolidated statements of income, in the three months ended September 30, 2012 and 2011, such amounts as described above were approximately $16.6 million and $13.1 million, respectively. In the nine months ended September 30, 2012 and 2011, such amounts were $47.5 million and $25.3 million, respectively. These amounts were recorded as a reduction to the costs VMware incurred.
In 2010, VMware acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0 million. EMC retained the Ionix brand and will continue to offer customers the products acquired by VMware, pursuant to an ongoing reseller agreement between EMC and VMware. During the three and nine months ended September 30, 2011, $1.9 million and $14.4 million, respectively, of contingent amounts were paid to EMC. These payments were recorded as equity transactions and were offsets to the initial capital contribution from EMC. As of December 31, 2011, all contingent payments under the agreement had been made.
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles VMware’s products and services with EMC’s products and sells them to end-users. In the three months ended September 30, 2012 and 2011, VMware recognized revenues of $26.8 million and $16.7 million, respectively, from products and services sold pursuant to VMware’s reseller arrangement with EMC. In the nine months ended September 30, 2012 and 2011, VMware recognized revenues of $107.5 million and $50.9 million, respectively, from such contractual arrangement with EMC. As of September 30, 2012, $132.7 million of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended September 30, 2012 and 2011, VMware recognized professional services revenues of $21.2 million and $13.2 million, respectively, for services provided to EMC’s customers pursuant to VMware’s contractual agreements with EMC. In the nine months ended September 30, 2012 and 2011, VMware recognized professional services revenues of $63.5 million and $44.0 million, respectively, from such contractual agreements with EMC. As of September 30, 2012, $5.4 million of revenues from professional services to EMC customers were included in unearned revenues.
In the three months ended September 30, 2012 and 2011, VMware recognized revenues of $3.0 million and $1.0 million, respectively, from products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. In the nine months ended September 30, 2012 and 2011, VMware recognized revenues of $6.8 million and $2.0 million, respectively, from such contractual agreements with EMC. As of September 30, 2012, $23.4 million of revenues from products and services purchased by EMC for internal use were included in unearned revenues.
VMware purchased products and services from EMC for $4.2 million and $3.8 million in the three months ended September 30, 2012 and 2011, respectively, and for $28.1 million and $17.2 million in the nine months ended September 30, 2012 and 2011, respectively.
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on VMware’s behalf in the U.S. that are also recorded as expenses in VMware’s consolidated statements of income. The total cost of the services provided to VMware by EMC as described above was $26.4 million and $21.1 million in the three months ended September 30, 2012 and 2011, respectively, and $75.5 million and $63.8 million in the nine months ended September 30, 2012 and 2011, respectively.
In the three and nine months ended September 30, 2012, no payments were made by either VMware or EMC under the tax sharing agreement. In the three and nine months ended September 30, 2011, EMC paid VMware $100.0 million and $276.4 million, respectively, under the tax sharing agreement and no payments were made by VMware to EMC. Payments between VMware and EMC under the tax sharing agreement primarily relate to VMware’s portion of federal income taxes on EMC’s consolidated tax return. Payments from VMware to EMC primarily relate to periods for which VMware had stand-alone federal taxable income, while payments from EMC to VMware relate to periods for which VMware had a stand-alone federal taxable loss. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not material.
In the three months ended September 30, 2012 and 2011, $1.2 million and $0.9 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. In the nine months ended September 30, 2012 and 2011, $3.6 million and $2.8 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

consolidated statements of income. VMware’s interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
As of September 30, 2012, VMware had $46.2 million net due from EMC, which consisted of $79.2 million due from EMC, partially offset by $33.0 million due to EMC. These amounts resulted from the related party transactions described above. In addition to the $46.2 million net due from EMC as of September 30, 2012, VMware had an immaterial amount of net income taxes receivable from EMC, which is included in other current assets on VMware’s consolidated balance sheet. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
Effective September 1, 2012, VMware’s former CEO, Paul Maritz, was succeeded as Chief Executive Officer of VMware by Pat Gelsinger. Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and took on a new technology strategist role at EMC. With the exception of a long-term incentive performance award from EMC that Pat Gelsinger agreed to cancel in consideration of a new performance stock unit award from VMware, both Paul Maritz and Pat Gelsinger retained and continue to vest in their respective equity awards that they held as of September 1, 2012. Stock-based compensation expense related to Pat Gelsinger’s EMC awards will be recognized on VMware’s consolidated statements of income over the awards’ remaining requisite service periods. Stock-based compensation expense related to Paul Maritz’s VMware awards will be recognized as an expense by EMC.
P. Segment Information
VMware operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. Since VMware operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Revenues by geographic area for the three and nine months ended September 30, 2012 and 2011 were as follows (table in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$553,573	$443,413	$1,589,206	$1,293,290
International	580,111	498,450	1,722,686	1,413,504
Total	$1,133,684	$941,863	$3,311,892	$2,706,794
No country other than the United States had material revenues for the three and nine months ended September 30, 2012 or 2011.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of September 30, 2012 and December 31, 2011 were as follows (table in thousands):

	September 30, 2012	December 31, 2011
United States	$494,504	$429,678
International	45,116	46,477
Total	$539,620	$476,155
No country other than the United States accounted for 10% or more of these assets at September 30, 2012 or December 31, 2011, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We have developed a multi-channel distribution model to expand our global presence and to reach various segments of our industry. In the third quarter and first nine months of 2012, we derived over 85% of our sales from our channel partners, which include distributors, resellers, system vendors and systems integrators. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user customer. Our sales force works collaboratively with our channel partners to introduce them to customers and new sales opportunities. As we expand geographically, we expect to continue to add additional channel partners.
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
We expect to grow our business by broadening our virtualization infrastructure software solutions technology and product portfolio, increasing product awareness, promoting the adoption of virtualization and building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). Since the introduction of VMware vSphere in 2009, we have introduced more products that build on the vSphere foundation, including VMware vSphere 5 and a comprehensive suite of cloud infrastructure technologies, as well as VMware View 5. Additionally, in the third quarter of 2012, we released VMware vCloud Suite 5.1, which integrates our virtualization, cloud infrastructure and management portfolio into a comprehensive solution consisting of cloud infrastructure and management products, expertise and ecosystem support. VMware vCloud Suite 5.1 is our first solution to deliver a software defined data center ("SDDC"). The SDDC architecture abstracts all hardware resources and pools them into aggregate capacity, enabling automation to safely and efficiently parcel it out as needed for applications. The SDDC delivers IT services for cloud computing by extending and simplifying the benefits of virtualization to every domain in the data center: compute, storage, networking, and management functionality. We plan to continue to introduce additional products in the future that expand and promote the use of the vSphere foundation and the SDDC. In addition, we have made acquisitions that strengthen our product offerings or extend our strategy to deliver broader virtualization solutions. For example, in August 2012 we acquired Nicira, Inc. (“Nicira”), a developer of software defined networking solutions, which expands our product portfolio to provide a suite of software defined networking capabilities. Business acquisitions are an important element of our strategy and we expect to continue to consider additional strategic business acquisitions in the future.
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
Pricing models have generally been based upon the physical infrastructure, such as the number of physical desktop computers or server processors, on which our software runs. We base pricing for some of our products on virtual, rather than purely physical, entitlements, while continuing to license such products on a perpetual basis. In 2011, we revised the pricing model for VMware vSphere 5 so that while it continued to be licensed perpetually on a per-processor basis, the two physical constraints, number of cores and physical RAM, had been eliminated. These physical constraints were replaced with a single virtualization-based entitlement of virtual memory, or vRAM, which could be shared across a large pool of servers. In the third quarter of 2012, we revised the pricing model again for VMware vSphere when sold on a perpetual basis, continuing to license on a per-processor basis but with no core, vRAM or number of virtual machine limits. The revised pricing model did not impact our revenue recognition policies.
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

Research and development expenses
Our research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancement of our existing software offerings, net of any amounts capitalized.
Sales and marketing expenses
Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches. Sales commissions are generally earned and expensed when a firm order is received from the customer and may be expensed in a period other than the period in which the related revenue is recognized. Sales and marketing expenses also include the net impact from the expenses incurred and fees generated by certain marketing initiatives, including our annual VMworld conferences in the U.S. and Europe.
General and administrative expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our facilities, finance, human resources, IT infrastructure and legal departments, as well as expenses related to corporate costs and initiatives.
Results of Operations
Revenues
Our revenues in the third quarter and first nine months of 2012 and 2011 were as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
License	$491.1	$443.6	11%	$1,490.3	$1,327.4	12%
Services:
Software maintenance	550.6	426.8	29	1,562.0	1,176.9	33
Professional services	92.0	71.5	29	259.6	202.5	28
Total services	642.6	498.3	29	1,821.6	1,379.4	32
Total revenues	$1,133.7	$941.9	20	$3,311.9	$2,706.8	22

Revenues:
United States	$553.6	$443.4	25%	$1,589.2	$1,293.3	23%
International	580.1	498.5	16	1,722.7	1,413.5	22
Total revenues	$1,133.7	$941.9	20	$3,311.9	$2,706.8	22
Total revenues increased by $191.8 or 20% to $1,133.7 in the third quarter of 2012 from $941.9 in the third quarter of 2011. Total revenues increased by $605.1 or 22% to $3,311.9 in the first nine months of 2012 from $2,706.8 in the first nine months of 2011.
In the third quarter and first nine months of 2012 we saw growth in license and services revenues, and growth in the United States and internationally, as compared with the third quarter and first nine months of 2011.
License Revenues
Software license revenues increased by $47.5 or 11% to $491.1 in the third quarter of 2012 from $443.6 in the third quarter of 2011. Software license revenues increased by $162.9 or 12% to $1,490.3 in the first nine months of 2012 from $1,327.4 in the first nine months of 2011. License revenues in the third quarter and first nine months of 2012 increased as compared to the third quarter and first nine months of 2011 due to continued demand for our product offerings.
In the third quarter of 2012, ELAs comprised 24% of total sales compared with 22% in the third quarter of 2011, and 25% in the first nine months of 2012 compared with 24% in the first nine months of 2011. We have promoted the adoption of virtualization and built long-term relationships with our customers through the adoption of ELAs. ELAs continue to be an important component of our revenue growth and are offered both directly by us and through certain channel partners. ELAs are a core element to our strategy to build long-term relationships with customers as they commit to our virtualization infrastructure software solutions in their data centers. ELAs provide a base from which to sell additional products, such as our application platform products, our end-user computing products and our cloud infrastructure and management products. Under a typical ELA, a portion of the revenues is attributed to the license and recognized immediately and the remainder is deferred and primarily recognized as software maintenance revenues in future periods. In addition, the initial maintenance period is typically longer for ELAs than for other types of license sales.
Services Revenues
Services revenues increased by $144.3 or 29% to $642.6 in the third quarter of 2012 from $498.3 in the third quarter of 2011. Services revenues increased by $442.2 or 32% to $1,821.6 in the first nine months of 2012 from $1,379.4 in the first nine months of 2011. The increase in services revenues during the third quarter and first nine months of 2012 was primarily attributable to growth in our software maintenance revenues.
Software maintenance revenues increased by $123.9 or 29% to $550.6 in the third quarter of 2012 from $426.8 in the third quarter of 2011. Software maintenance revenues increased by $385.1 or 33% to $1,562.0 in the first nine months of 2012 from $1,176.9 in the first nine months of 2011. In the third quarter and first nine months of 2012, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In the third quarter and first nine months of 2012, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.
Professional services revenues increased by $20.4 or 29% to $92.0 in the third quarter of 2012 from $71.5 in the third quarter of 2011. Professional services revenues increased by $57.1 or 28% to $259.6 in the first nine months of 2012 from $202.5 in the first nine months of 2011. Professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our solutions to independently provide professional services to our customers, we do not expect our professional services revenues to constitute an increasing component of our revenue mix. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.
Revenue Growth in Constant Currency
We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. Dollar as our functional currency, unearned revenues for orders booked in currencies other than the U.S. Dollar are converted into U.S. Dollars at the exchange rate in effect for the month in which each order is booked. We calculate constant currency on license revenues recognized during the current period that were originally booked in currencies other than U.S. Dollars by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable period. For the third quarter of 2012, the year-over-year growth in license revenues measured on a constant currency basis was 14% compared with 11% as reported, and was 14% compared with 12% as reported year-over-year for the first nine months of 2012. We do not calculate constant currency on services revenues, which include software maintenance revenues and professional services revenues.
Unearned Revenues
Our unearned revenues as of September 30, 2012, and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Unearned license revenues	$366.1	$389.2
Unearned software maintenance revenues	2,415.3	2,133.5
Unearned professional services revenues	211.9	185.7
Total unearned revenues	$2,993.3	$2,708.4

The complexity of our unearned revenues has increased over time as a result of acquisitions, an expanded product portfolio and a broader range of pricing and packaging alternatives. As of September 30, 2012, total unearned revenues increased by $284.9 or 11% to $2,993.3 from $2,708.4 at December 31, 2011. This increase was primarily due to growth in unearned software maintenance revenues, attributable to our growing base of maintenance contracts.
Unearned license revenues are recognized either ratably or upon the delivery of existing products, future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions as a strategy to improve awareness of our emerging products. To the extent promotional products have not been delivered and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Increasingly, unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At September 30, 2012, the ratable component represented over half of the total unearned license revenue balance. The amount of total unearned license revenues may vary over periods due to the type and level of promotions offered, as well as due to the portion of license contracts sold with a ratable recognition element. Unearned software maintenance revenues are attributable to our maintenance contracts and are recognized ratably over terms from one to five years with a weighted-average remaining term at September 30, 2012 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered. We believe our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.
Operating Expenses
Information about our operating expenses for the third quarter and first nine months of 2012 and 2011 is as follows:

	For the Three Months Ended September 30, 2012
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$25.6	$0.6	$14.9	$19.2	$60.3
Cost of services revenue	110.1	7.8	—	1.1	119.0
Research and development	197.8	60.2	—	1.9	259.9
Sales and marketing	356.3	51.7	—	3.5	411.5
General and administrative	78.7	11.8	—	2.1	92.6
Total operating expenses	$768.5	$132.1	$14.9	$27.8	$943.3
Operating income					$190.3
Operating margin					16.8%

	For the Three Months Ended September 30, 2011
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$18.5	$0.4	$14.4	$12.8	$46.1
Cost of services revenue	99.0	6.1	—	1.6	106.7
Research and development	170.9	46.7	(21.1)	3.2	199.7
Sales and marketing	302.6	24.8	—	4.2	331.6
General and administrative	65.4	10.4	—	1.2	77.0
Total operating expenses	$656.4	$88.4	$(6.7)	$23.0	$761.1
Operating income					$180.7
Operating margin					19.2%

	For the Nine Months Ended September 30, 2012
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$68.3	$1.5	$57.5	$46.3	$173.6
Cost of services revenue	331.0	20.7	—	4.2	355.9
Research and development	575.8	147.6	—	7.5	730.9
Sales and marketing	1,042.8	110.8	—	12.8	1,166.4
General and administrative	226.9	34.3	—	4.5	265.7
Total operating expenses	$2,244.8	$314.9	$57.5	$75.3	$2,692.5
Operating income					$619.4
Operating margin					18.7%

	For the Nine Months Ended September 30, 2011
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$54.1	$1.2	$62.7	$33.0	$151.0
Cost of services revenue	281.8	17.4	—	4.9	304.1
Research and development	486.8	134.6	(74.0)	10.7	558.1
Sales and marketing	866.5	70.6	—	12.0	949.1
General and administrative	189.3	30.6	—	3.5	223.4
Total operating expenses	$1,878.5	$254.4	$(11.3)	$64.1	$2,185.7
Operating income					$521.1
Operating margin					19.3%
____________________________

(1)
Core operating expenses is a non-GAAP financial measure that excludes stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses from our total operating expenses calculated in accordance with GAAP. The other operating expenses excluded are employer payroll taxes on employee stock transactions, amortization of intangible assets and acquisition-related items. See “Non-GAAP Financial Measures” for further information.

Our operating margin decreased to 16.8% in the third quarter of 2012 from 19.2% in the third quarter of 2011. Our operating margin in the first nine months of 2012 decreased to 18.7% in the third quarter of 2012 from 19.3% in the first nine months of 2011. The decreases in our operating margins in the third quarter of 2012 compared with the third quarter of 2011 and in the first nine months of 2012 compared with the first nine months of 2011 primarily relate to the year-over-year impact on operating margins from the decreases in capitalized software development costs, partially offset by the year-over-year increases in our revenues, which outpaced the increases in our core operating expenses. Additionally, our operating margin in the third quarter of 2012 compared with the third quarter of 2011 was impacted by the increase in stock-based compensation expense.
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
Core operating expenses increased by $112.0 or 17% in the third quarter of 2012 compared with the third quarter of 2011. Core operating expenses increased by $366.4 or 20% in the first nine months of 2012 compared with the first nine months of 2011. As quantified below, these increases were primarily due to increases in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training, and which increased largely as a result of increases in headcount. Our headcount as of September 30, 2012 was over 13,300, compared with approximately 12,700 as of June 30, 2012 and compared with approximately 10,900 as of September 30, 2011. These increases in headcount were driven by strategic hiring, business growth and business acquisitions. A portion of our core operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies, and are thus exposed to foreign exchange rate fluctuations. Core operating expenses benefited by $24.0 and $46.9 in the third quarter and first nine months of 2012, respectively, as compared with the third quarter and first nine months of 2011, due to the effect of fluctuations in the exchange rates between the U.S. Dollar and other currencies.
Cost of License Revenues
Core operating expenses for cost of license revenues increased by $7.1 or 38% in the third quarter of 2012 compared with the third quarter of 2011, and by $14.2 or 26% in the first nine months of 2012 compared with the first nine months of 2011. The increases were primarily due to an increase of $3.0 and $6.8 in the third quarter and first nine months of 2012, respectively, for IT development costs. Additionally, cost of license revenues increased by $2.7 and $3.7 in the third quarter and first nine months of 2012, respectively, related to royalty and licensing costs for technology licensed from third-party providers that is used in our products.
Cost of Services Revenues
Core operating expenses for cost of services revenues increased by $11.1 or 11% in the third quarter of 2012 compared with the third quarter of 2011, and by $49.2 or 17% in the first nine months of 2012 compared with the first nine months of 2011. The increases were primarily due to growth in employee-related expenses of $14.6 and $42.2 in the third quarter and first nine months of 2012, respectively, which were largely driven by incremental growth in headcount. Additionally, our third-party professional services costs increased by $10.6 in the first nine months of 2012 to provide technical support and professional services primarily in connection with increased demand for services. The increase in the third quarter of 2012 was partially offset by a decrease of $4.4 due to the completion of certain IT development projects.
Research and Development Expenses
Core operating expenses for R&D increased by $26.8 or 16% in the third quarter of 2012 compared with the third quarter of 2011, and by $89.0 or 18% in the first nine months of 2012 compared with the first nine months of 2011. The increases were primarily due to growth in employee-related expenses of $29.8 and $82.7 in the third quarter and first nine months of 2012, respectively, which was primarily driven by incremental growth in headcount from strategic hiring and business acquisitions. These increases were partially offset by the positive impact of $4.2 and $8.5, respectively, from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies.
Sales and Marketing Expenses
Core operating expenses for sales and marketing increased by $53.6 or 18% in the third quarter of 2012 compared with the third quarter of 2011, and by $176.2 or 20% in the first nine months of 2012 compared with the first nine months of 2011. The increases were primarily due to growth in employee-related expenses of $49.2 and $149.1 in the third quarter and first nine months of 2012, respectively, driven by incremental growth in headcount. Additionally, the costs of marketing programs increased by $6.0 and $27.7 in the third quarter and first nine months of 2012, respectively. These increases were partially offset by the positive impact of $13.0 and $25.1, respectively, from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies.
General and Administrative Expenses
Core operating expenses for general and administrative increased by $13.4 or 20% in the third quarter of 2012 compared with the third quarter of 2011, and by $37.7 or 20% in the first nine months of 2012 compared with the first nine months of 2011. The increases were primarily due to an increase of $5.8 and $16.0 in the third quarter and first nine months of 2012, respectively, related to employee-related expenses mostly due to incremental growth in headcount. General and administrative expenses also increased in the third quarter of 2012 due to an increase of $4.2 and $8.2, respectively, in corporate expenses, including contributions to our charitable foundation. Also contributing to the increase in expenses in the third quarter and first nine months of 2012 were equipment and depreciation expenses of $2.9 and $7.5, respectively, to support increased headcount. Additionally, contractor costs primarily related to IT security initiatives contributed to the overall year-over-year change in expenses with an increase of $2.5 and $6.4 in the third quarter and first nine months of 2012, respectively.

Stock-Based Compensation Expense

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation, excluding amounts capitalized	$132.1	$88.4	$314.9	$254.4
Stock-based compensation capitalized	—	3.4	—	12.4
Stock-based compensation, including amounts capitalized	$132.1	$91.8	$314.9	$266.8
Stock-based compensation expense increased by $40.4 and $48.0 in the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011 primarily due to an increase of $28.6 and $83.5, respectively, for new awards issued to our existing employees, as well as an increase of $9.0 and $26.8, respectively, for awards made to new employees over the last year. Partially offsetting these increases was a decrease of $18.6 and $84.3, respectively, related to grants which became fully vested over the past year.
Additionally, stock-based compensation expense increased by $26.5 in the third quarter and first nine months of 2012 in connection with our acquisition of Nicira in August 2012. As part of this acquisition, we assumed all of Nicira’s unvested stock options and restricted stock. The fair value of the assumed equity awards attributed to post-combination services was $152.4, of which $25.8 was recognized in the third quarter of 2012. The remaining fair value of $126.6 is being recognized as stock-based compensation expense over the awards’ remaining requisite service periods, which extends through the first half of 2016.
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
As of September 30, 2012, the total unamortized fair value of our outstanding equity-based awards held by our employees was approximately $1,015.7, and is expected to be recognized over a weighted-average period of approximately 1.6 years.
Capitalized Software Development Costs, Net
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product’s technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established, and as our business, products and go-to-market strategy have evolved, we have continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that our go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. We expect our products to be available for general release soon after technological feasibility has been established. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. In the third quarter and first nine months of 2012, all software development costs related to product offerings were expensed as incurred and were included in R&D expenses on the accompanying consolidated statement of income. In the third quarter and first nine months of 2011, we capitalized $24.5 (including $3.4 of stock-based compensation) and $86.4 (including $12.4 of stock-based compensation), respectively, of costs for the development of software products. The amounts capitalized in the third quarter and first nine months of 2011 primarily related to the development of VMware vSphere 5.
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
In the third quarter of 2012, amortization expense from capitalized software development costs increased $0.5 to $14.9 from $14.4 in the third quarter of 2011. In the first nine months of 2012, amortization expense from capitalized software development costs decreased $5.2 to $57.5 from $62.7 in the first nine months of 2011. These changes were primarily due to both the timing of new product releases and the completion of amortization for other product releases, including different versions of vSphere. Amortization expense from capitalized software development costs is included in cost of license revenues on our accompanying consolidated statements of income. In future periods, we expect our amortization expense from capitalized software development costs to decline as these costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy.
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
Other operating expenses increased by $4.8 to $27.8 in the third quarter of 2012 from $23.0 in the third quarter of 2011. The increase in the third quarter of 2012 was primarily due to an increase in intangible amortization of $7.0 resulting from new acquisitions, which was primarily recorded to costs of license revenues on our income statement. The increase was partially offset by a decrease of $3.0 in employer payroll taxes on employee stock transactions, which was primarily attributable to a decrease in the number of awards exercised, sold or vested. Other operating expenses increased by $11.2 to $75.3 in the first nine months of 2012 from $64.1 in the first nine months of 2011. The increase in the first nine months of 2012 was primarily due to an increase in intangible amortization of $14.8 resulting from new business acquisitions, which was primarily recorded to costs of license revenues on our income statement. The increase was partially offset by a decrease of $4.7 in employer payroll taxes on employee stock transactions, which was primarily attributable to a decrease in the number of awards exercised, sold or vested.
Investment Income
Investment income increased by $3.1 to $7.5 in the third quarter of 2012 from $4.4 in the third quarter of 2011. Investment income increased by $8.7 to $20.2 in the first nine months of 2012 from $11.5 in the first nine months of 2011. Investment income primarily consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. Investment income increased in the third quarter and first nine months of 2012 as compared with the third quarter and first nine months of 2011 due to increased cash equivalent and short-term investment balances available for investment, as well as increases in the average rate of interest earned, resulting from a reallocation of funds from cash equivalents to fixed income securities. Additionally, realized gains earned upon the liquidation of securities in connection with the acquisition of Nicira increased investment income in the third quarter of 2012.
Other Income (Expense), Net
Other expense, net of $1.5 in the third quarter of 2012 changed by $0.5 as compared with other expense, net of $1.0 in the third quarter of 2011. Other expense, net of $2.8 in the first nine months of 2012 changed by $58.6 from other income, net of $55.8 in the first nine months of 2011. The change in first nine months of 2012 as compared with the first nine months of 2011 was primarily due to a $56.0 gain recognized on the sale of our investment in Terremark Worldwide, Inc. in 2011.
Income Tax Provision
Our effective income tax rate was 19.7% and 3.1% for the third quarter of 2012 and 2011, respectively. The higher effective rate for the third quarter of 2012 compared with the third quarter of 2011 was primarily attributable to a change in mix of profitability of our domestic and international operations and the expiration of the federal research credit at the end of 2011. The effective income tax rate was 14.7% and 10.6% for the first nine months of 2012 and 2011, respectively. The higher effective rate for the first nine months of 2012 compared with the first nine months of 2011 was primarily attributable to the items discussed above for the third quarter of 2012, as well as the year-over-year effect of a release in uncertain tax benefits in the first nine months of 2011 due to a closure of a tax audit.
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective tax rate. As of September 30, 2012, our total cash, cash equivalents, and short-term investments were $4,394.6, of which $2,920.0 were held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, all income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect thereto. At this time, it is not practicable to estimate the amount of tax that may be payable were we to repatriate these funds, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We will meet our U.S. liquidity needs through cash flows from operations, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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
Our Relationship with EMC
As of September 30, 2012, EMC owned 39,163,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.2% of our total outstanding shares of common stock and 97.1% of the combined voting power of our outstanding common stock.
In the second quarter of 2011, we acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services and continues to recognize revenue from such products and services. We entered into an operational support agreement with EMC through the end of 2012, pursuant to which we took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, are reimbursed to us by EMC. On the consolidated statements of income, in the three months ended September 30, 2012 and 2011, such amounts as described above were approximately $16.6 and $13.1, respectively. In the nine months ended September 30, 2012 and 2011, such amounts were $47.5 and $25.3, respectively. These amounts were recorded as a reduction to the costs we incurred.
In 2010, we acquired certain software product technology and expertise from EMC’s Ionix IT management business for cash consideration of $175.0. EMC retained the Ionix brand and will continue to offer customers the products acquired by us, pursuant to an ongoing reseller agreement between EMC and us. During the three and nine months ended September 30, 2011, $1.9 and $14.4, respectively, of contingent amounts were paid to EMC. These payments were recorded as equity transactions and were offsets to the initial capital contribution from EMC. As of December 31, 2011, all contingent payments under the agreement had been made.
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC’s products and sells them to end-users. In the three months ended September 30, 2012 and 2011, we recognized revenues of $26.8 and $16.7, respectively, from products and services sold pursuant to our reseller arrangement with EMC. In the nine months ended September 30, 2012 and 2011, we recognized revenues of $107.5 and $50.9, respectively, from such contractual arrangement with EMC. As of September 30, 2012, $132.7 of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended September 30, 2012 and 2011, we recognized professional services revenues of $21.2 and $13.2, respectively, for services provided to EMC’s customers pursuant to our contractual agreements with EMC. In the nine months ended September 30, 2012 and 2011, we recognized professional services revenues of $63.5 and $44.0, respectively, from such contractual agreements with EMC. As of September 30, 2012, $5.4 of revenues from professional services to EMC customers were included in unearned revenues.
In the three months ended September 30, 2012 and 2011, we recognized revenues of $3.0 and $1.0, respectively, from products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. In the nine months ended September 30, 2012 and 2011, we recognized revenues of $6.8 and $2.0, respectively, from such contractual agreements with EMC. As of September 30, 2012, $23.4 of revenues from products and services purchased by EMC for internal use were included in unearned revenues.
We purchased products and services from EMC for $4.2 and $3.8 in the three months ended September 30, 2012 and 2011, respectively, and for $28.1 and $17.2 in the nine months ended September 30, 2012 and 2011, respectively.
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on our behalf in the U.S. that are also recorded as expenses. The total cost of the services provided to us by EMC as described above was $26.4 and $21.1 in the three months ended September 30, 2012 and 2011, respectively, and $75.5 and $63.8 in the nine months ended September 30, 2012 and 2011, respectively.
In the three and nine months ended September 30, 2012, no payments were made by either us or EMC under the tax sharing agreement. In the three and nine months ended September 30, 2011, EMC paid us $100.0 and $276.4, respectively, under the tax sharing agreement and no payments were made by us to EMC. Payments between us and EMC under the tax sharing agreement primarily relate to our portion of federal income taxes on EMC’s consolidated tax return. Payments from us to EMC primarily relate to periods for which we had stand-alone federal taxable income, while payments from EMC to us relate to periods for which we had a stand-alone federal taxable loss. The amounts that we either pay to or receive from EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not material.
In the three months ended September 30, 2012 and 2011, $1.2 and $0.9, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. In the nine months ended September 30, 2012 and 2011, $3.6 and $2.8, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. Our interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
As of September 30, 2012, we had $46.2 net due from EMC, which consisted of $79.2 due from EMC, partially offset by $33.0 due to EMC. These amounts resulted from the related party transactions described above. In addition to the $46.2 net due from EMC as of September 30, 2012, we had an immaterial amount of net income taxes receivable from EMC, which is included in other current assets on our consolidated balance sheet. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
Effective September 1, 2012, our former CEO, Paul Maritz, was succeeded as Chief Executive Officer of VMware by Pat Gelsinger. Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and took on a new technology strategist role at EMC. With the exception of a long-term incentive performance award from EMC that Pat Gelsinger agreed to cancel in consideration of a new performance stock unit award from us, both Paul Maritz and Pat Gelsinger retained and continue to vest in their respective equity awards that they held as of September 1, 2012. Stock-based compensation expense related to Pat Gelsinger’s EMC awards will be recognized on our consolidated statements of income over the awards’ remaining requisite service periods. Stock-based compensation expense related to Paul Maritz’s VMware awards will be recognized as an expense by EMC.
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

Liquidity and Capital Resources
At September 30, 2012 and 2011, we held cash, cash equivalents, and short-term investments as follows:

	September 30,
	2012	2011
Cash and cash equivalents	$1,480.2	$1,549.8
Short-term investments	2,914.4	2,426.9
Total cash, cash equivalents and short-term investments	$4,394.6	$3,976.7
As of September 30, 2012, we held a diversified portfolio of money market funds and fixed income securities totaling $3,989.2. Our fixed income securities were denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $42.2 of foreign government and agencies securities, $10.0 of which was deemed sovereign debt, at September 30, 2012. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. None of the securities deemed sovereign debt were from Greece, Ireland, Italy, Portugal or Spain.
As of September 30, 2012, our total cash, cash equivalents and short-term investments were $4,394.6, of which $2,920.0 was held outside the U.S. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Our operating activities in the third quarter and first nine months of 2012 and 2011, respectively, generated sufficient cash to meet our operating needs. Our cash flows for the third quarter and first nine months of 2012 and 2011 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$436.2	$523.5	$1,404.1	$1,464.2
Investing activities	(973.2)	(651.0)	(1,807.8)	(1,430.6)
Financing activities	(59.7)	(113.8)	(71.9)	(112.7)
Net decrease in cash and cash equivalents	$(596.7)	$(241.3)	$(475.6)	$(79.1)
Operating Activities
Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in assets and liabilities. Non-cash adjustments include depreciation and amortization, stock-based compensation expense, excess tax benefits from stock-based compensation and other adjustments. Net changes in assets and liabilities were impacted by increases in unearned revenues in the periods presented, and we expect this trend to continue in the future.
Cash provided by operating activities decreased by $87.3 to $436.2 in the third quarter of 2012 from $523.5 in the third quarter of 2011. Cash provided by operating activities decreased by $60.1 to $1,404.1 in the first nine months of 2012 from $1,464.2 in the first nine months of 2011. The decrease in both periods was primarily driven by the timing of tax payments we received from EMC under the tax sharing agreement. Under the tax sharing agreement, EMC is obligated to pay us an amount equal to the tax benefit generated by us that EMC will recognize on its consolidated tax return. In the third quarter and first nine months of 2012, we did not receive any amounts from EMC under the tax sharing agreement, but in the third quarter and first nine months of 2011, we benefited from the collection of $100.0 and $276.4, respectively, which included amounts for both the 2011 and 2010 tax years. For 2012, we expect to pay U.S. federal state income taxes to EMC, therefore we do not expect to benefit from the collection of income tax receivables under the tax sharing agreement in 2012.

In addition to the impact of the decrease in cash received from EMC under the tax sharing agreement in both the third quarter and first nine months of 2012, cash provided by operating activities benefited from increases in cash collections driven by growth in sales to our customers and was negatively impacted by increases in our core operating expenses, primarily due to headcount. In the third quarter of 2012, increases in our cash collections were offset by increases in our core operating expenses. As a result, there was not a significant net impact to our cash provided by operating activities from these sources. In the first nine months of 2012, increases in cash collections from customers outpaced the increases in our core operating expenses. Additionally, the excess tax benefit from stock-based compensation decreased by $86.8 in the first nine months of 2012, which positively impacted our cash provided by operating activities. This change was primarily due to changes in the market value of our stock and the number of equity awards exercised, sold or vested.
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
Our non-GAAP operating cash flows and free cash flows for the three months and trailing twelve months ended September 30, 2012 and 2011 were as follows:

	For the Three Months Ended		For the Trailing Twelve Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$436.2	$523.5	$1,965.6	$1,870.8
Capitalized software development costs	—	(21.1)	—	(90.0)
Excess tax benefits from stock-based compensation	24.5	46.4	137.7	254.0
Non-GAAP operating cash flows	460.7	548.8	2,103.3	2,034.8
Capital expenditures	(74.8)	(54.9)	(205.7)	(217.6)
Free cash flows	$385.9	$493.9	$1,897.6	$1,817.2
Free cash flows decreased by $107.9 or 22% to $385.9 for the third quarter of 2012 from $493.9 in the third quarter of 2011. The decrease was primarily due to a decrease in the amount we received from EMC under the tax sharing agreement. Free cash flows increased by $80.4 or 4% to $1,897.6 for the trailing twelve months ended September 30, 2012 from $1,817.2 for the trailing twelve months ended September 30, 2011. The increase was primarily due to increased sales and related cash collections, partially offset by higher operating expenses which were primarily driven by headcount growth and a decrease in the amount we received from EMC under the tax sharing agreement.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.
Total fixed income securities of $764.6 and $955.7 were purchased in the third quarter of 2012 and 2011, respectively. In the first nine months of 2012 and 2011, we purchased $2,719.6 and $2,083.5, respectively, of fixed income securities. All purchases of fixed income securities were classified as cash outflows from investing activities. We classified these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by cash inflows of $1,116.4 and $463.4 in the third quarter of 2012 and 2011, respectively, and $2,421.2 and $1,333.0 in the first nine months of 2012 and 2011, respectively, as a result of the sales and maturities of fixed income securities. In the third quarter of 2012, purchases of fixed income securities declined and sales of fixed income securities increased with the liquidation of securities in connection with the acquisition of Nicira. Activity in the fixed income portfolio increased in the first nine months of 2012 primarily from increased cash and cash equivalent and short-term investment balances available for investment, including a reallocation of funds from cash equivalents to fixed income securities.
We did not capitalize any development costs for software to be sold, leased, or otherwise marketed in the third quarter and first nine months of 2012 as compared to $21.1 and $74.0 of costs capitalized in the third quarter and first nine months of 2011. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that our go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. As the vast majority of our products are now available for general release soon after technological feasibility has been established, we expect the costs incurred subsequent to the achievement of technological feasibility to continue to be immaterial in future periods and all software development costs will be expensed as incurred.
In the third quarter of 2012 and 2011, we paid $1,242.0 and $99.5, respectively, and in the first nine months of 2012 and 2011, we paid $1,344.2 and $303.6, respectively, for business acquisitions. The increase in the third quarter of 2012 and first nine months of 2012 is primarily related to the acquisition of Nicira which was completed in the third quarter of 2012 and included $1,083.0 of cash consideration. Refer to Note B to the consolidated financial statements for further information. Business acquisitions are an important element of our strategy and we expect to continue to consider additional strategic business acquisitions in the future.
In the second quarter of 2011, we closed an agreement to purchase all of the right, title and interest in a ground lease covering the property and improvements located adjacent to our existing Palo Alto, California campus for $225.0. We paid the seller $45.0 in the first quarter of 2011 as a good faith deposit, and in the second quarter of 2011, we paid the remaining $180.0. Based upon the respective preliminary fair values, $51.9 of the purchase price was recorded to property and equipment and the remaining $173.1 was recorded to intangible assets on the consolidated balance sheet. In the third quarter of 2011, the gross amount classified to property and equipment, net was increased by $22.0 to $73.9 to reflect the final assumptions regarding our intended use of the existing structures. As a result of this adjustment, the gross amount of the value attributed to the leasehold interest was decreased by the same amount. Refer to Note H to the consolidated financial statements for further information. The $22.0 adjustment is reflected on the consolidated statement of cash flows for the third quarter of 2011. For the first nine months of 2011, the final value of $73.9 paid and attributed to the property is included within additions to property and equipment and the $151.1 paid and attributed to the intangible assets is separately disclosed within net cash used in investing activities on the consolidated statement of cash flows. Our renovation of the new property will be a multi-year project with capital investment extending into future periods. Our total capital expenditures for 2012 are expected to be approximately $250 to $270, which includes the continued renovation of our expanded campus. This expectation is lower than what we reported in the prior quarter primarily due to construction schedule changes which have delayed the cash payments until the first half of 2013.
In the second quarter of 2011, we sold our investment in Terremark Worldwide, Inc. for $76.0.
Financing Activities
Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”) were $69.6 and $84.6 in the third quarter of 2012 and 2011, respectively. Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the ESPP were $214.2 and $285.3 in the first nine months of 2012 and 2011, respectively.
In the third quarter of 2012 and 2011, we paid $128.8 and $210.5, including commissions, to repurchase and retire 1.5 million and 2.4 million shares, respectively, of our Class A common stock at a weighted-average price of $88.35 and $88.81 per share, respectively, as part of our stock repurchase programs. In the first nine months of 2012 and 2011, we paid $307.0 and $490.9, including commissions, to repurchase and retire 3.3 million and 5.5 million shares, respectively, of our Class A common stock at a weighted-average price of $92.91 and $88.63 per share, respectively, as part of our stock repurchase programs. From time-to-time, stock repurchases may be made pursuant to the stock repurchase authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel that additional purchases are not warranted. As of September 30, 2012, the amount remaining for repurchase was $378.3. This amount is authorized for repurchases through the end of 2013.
There were additional cash outflows of $25.0 and $34.2 in the third quarter of 2012 and 2011, respectively, and $90.0 and $104.8 in the first nine months of 2012 and 2011, respectively, to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $24.5 and $46.4 in the third quarter of 2012 and 2011, respectively, and $110.9 and $197.7 in the first nine months of 2012 and 2011, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year changes in the repurchase of shares to cover tax withholding obligations and the excess tax benefit from stock-based compensation in the third quarter and first nine months of 2012 were primarily due to changes in the market value of our stock and the number of awards exercised, sold or vested.
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

•
Amortization and capitalization of software development costs. Capitalized software development costs encompass capitalization of development costs and the subsequent amortization of the capitalized costs over the useful life of the product. Amortization and capitalization of software development costs can vary significantly depending upon the timing of products reaching technological feasibility and being made generally available. In future periods, we expect our amortization expense from capitalized software development costs to decline as software development costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy, which has changed from single product solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers has significantly decreased. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. For additional information, see “Results of Operations - Capitalized Software Development Costs, Net” above.

•
Other expenses. Other expenses excluded are employer payroll taxes on employee stock transactions, amortization of acquired intangible assets and other acquisition-related items. The amount of employer payroll taxes on stock-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. Regarding the amortization of acquired intangible assets, we generally allocate a portion of the purchase price of an acquisition to intangible assets, such as intellectual property, which is subject to amortization. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Acquisition-related items include direct costs of acquisitions, such as transaction fees, which vary significantly and are unique to each acquisition. We also do not acquire businesses on a predictable cycle.

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
We believe that our measures of non-GAAP operating cash flows and free cash flows provide useful information to investors and others, as they allow for meaningful period-to-period comparisons of our operating cash flows for analysis of trends in our business. Additionally, we believe that both measures provide investors and others with an important perspective on cash that we may choose to use for strategic acquisitions and investments, the repurchase of shares, operations and other capital expenditures.
We deduct capitalization of software development costs from both measures because management considers software development costs as a necessary component of our operations and the amount capitalized under GAAP can vary significantly from period-to-period depending upon the timing of products reaching technological feasibility and being made generally available. Under GAAP, capitalized software development costs paid out during a period are accounted for as cash used in investing activities and consequently do not impact GAAP operating cash flows. However, such costs do result in a decrease to our measures of non-GAAP operating cash flows and non-GAAP free cash flows, thereby providing management with useful measures of cash flows generated from operations during the period. We also add back the excess income tax benefits from stock-based compensation to our measures of non-GAAP operating cash flows and free cash flows as management internally views cash flows arising from income taxes as similar to operating cash flows rather than as financing cash flows as required under GAAP. Furthermore, we exclude capital expenditures on property and equipment from free cash flows because these expenditures are also considered to be a necessary component of our operations.
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
See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three and nine months ended September 30, 2012 and 2011.
See “Liquidity and Capital Resources” for a reconciliation of non-GAAP operating cash flows and free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the three and nine months ended September 30, 2012 and 2011.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding: expectations of, and our plans for, achieving future business growth, including broadening our product portfolio; macroeconomic conditions; future product offerings; future use of the vSphere foundation and the SDDC; plans for future acquisitions; expected synergies from our acquisitions and the associated accounting for goodwill; expected completion of a Nicira project and associated accounting of this project; expectations for future competition; our view of the competitive landscape and our plans for maintaining our leadership position through continuing investments; our expectation that we will be able to fund strategic initiatives through operating cash flows generated by sales of our products and services; our plans for funding expansion of our industry segment share and developing long term relationships with our customers; our expectations to manage our resources prudently while making key investment in support of long term growth objectives; our plans for geographic expansion and adding additional channel partners; our relationship with EMC; our revenue outlook and mix; customer demand for our products; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; factors affecting our tax position; the effects on us of potential developments in non-U.S. tax jurisdictions; our intention to indefinitely reinvest our overseas earnings in our foreign operations and our plans not to repatriate them to fund our U.S. operations; expected expenditures to improve the real estate parcel adjacent to our headquarters that we recently purchased; our anticipated capital spending for 2012; expectations that software development costs incurred subsequent to achievement of technological feasibility will be immaterial and software development costs will generally be expensed as incurred and that the subsequent amortization of such capitalized costs will decline for 2012; plans regarding interoperability among our future product offerings and for the increasing development of product suites; our expectations with respect to costs associated with foreign currency fluctuation and internal development; and our belief that the resolution of pending claims, legal proceedings and investigations will not have a material adverse effect on us.
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
International revenues as a percentage of total revenues were 51.2% and 52.9% in the third quarter of 2012 and 2011, respectively, and 52.0% and 52.2% in the first nine months of 2012 and 2011, respectively. We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those currencies in which we also invoice and collect. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations.
Core operating expenses benefited by $24.0 million and $46.9 million in the third quarter and first nine months of 2012 due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same periods in the prior year. We calculate the foreign currency impact on our operating expenses as the difference between operating expenses translated at current exchange rates and the same expenses translated at prior-period exchange rates.
To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, principally foreign currency forward contracts, as described below.
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, we entered into foreign currency forward contracts starting in the fourth quarter of 2011. We expect to enter into cash flow hedges semi-annually with maturities of six months or less. As of September 30, 2012, we had foreign currency forward contracts to purchase approximately $37.8 million in foreign currency. The fair value of these forward contracts was immaterial as of September 30, 2012.
Balance Sheet Hedging Activities. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of September 30, 2012, we had outstanding forward contracts with a total notional value of $260.8 million. The fair value of these forward contracts was immaterial as of September 30, 2012.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss of $27.1 million in fair value of our foreign currency forward contracts used in both the cash flow hedging and balance sheet hedging activities as of September 30, 2012. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not enter into speculative foreign exchange contracts for trading purposes. See Note G to the consolidated financial statements for further information.
Interest Rate Risk
Fixed Income Securities
Our fixed income investment portfolio is denominated in U.S. Dollars and consists of various holdings, types, and maturities.
Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of September 30, 2012 by $20.8 million and $41.7 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates, however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the third quarter of 2012. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes E and F to the consolidated financial statements for further information.

Note Payable to EMC
As of September 30, 2012, $450.0 million was outstanding on our consolidated balance sheet for the note payable to EMC. The interest rate on the note payable was 1.01% as of September 30, 2012 and 0.80% as of September 30, 2011. In the third quarter of 2012 and 2011, $1.2 million and $0.9 million, respectively, of interest expense was recorded related to the note payable. In the first nine months of 2012 and 2011, $3.6 million and $2.8 million, respectively of interest expense was recorded related to the note payable.
The note may be repaid, without penalty, at any time. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The amended agreement continues to bear an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the September 30, 2012 rate, and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our products and services are based on computer virtualization and related technologies that have primarily been used for virtualizing on-premises data centers. As the market for data center virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the foundation for cloud-based computing, management and automation of the delivery of IT resources and end-user computing. We are also investing in the development of products and services for the emerging platform as a service, or “PaaS,” and software as a service, or “SaaS,” markets. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtualization-based infrastructure and management solutions for cloud computing, application development and end-user computing. As the market for our data center virtualization products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods and we expect our annual revenue growth rate in 2012 to decline from the growth rate of 32% experienced in 2011. In addition, to the extent that our newer cloud computing infrastructure management and automation (including software defined networking), end-user computing, PaaS and SaaS solutions are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.
The virtualization, cloud computing, and end-user computing markets are inter-related and rapidly evolving. We experienced increased competition during the first nine months of 2012 and expect it to remain intense through the rest of 2012 and into 2013. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products. Microsoft began shipping Windows Server 2012 in September 2012, which includes a more advanced version of its Hyper-V virtualization product, that will continue its push into the virtualization market, and its upcoming release of System Center, Microsoft’s bundle of management products targeted at legacy and virtual environments, is currently in beta. Microsoft also has cloud-based computing offerings and recently announced infrastructure as a service (“IaaS”)-like capabilities for Windows Azure. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Red Hat has also released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have also indicated their intention to expand offerings of virtual management and cloud computing solutions. Additionally, our vision for hybrid cloud computing in which enterprises pool internal and external IT resources running on a common VMware vSphere infrastructure competes with low-cost public cloud infrastructure offerings such as Amazon EC2. Google has also entered the low-cost public cloud infrastructure market with Google Compute Engine.
We believe that the key competitive factors in the virtualization and cloud computing markets include:

•	the level of reliability, security and new functionality of product offerings;

•	the ability to provide comprehensive solutions, including management capabilities;

•	the ability to offer products that support multiple hardware platforms, operating systems, applications and application development frameworks;

•	the ability to deliver an intuitive end-user experience for accessing data, applications and services from a wide variety of end-user devices;

•	the ability to effectively run traditional IT applications and emerging applications;

•	the proven track record of formulating and delivering a roadmap of virtualization and cloud computing capabilities;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	the ability to attract and preserve a large number of application developers to develop to a given cloud ecosystem;

•	the ability to create and maintain partnering opportunities with hardware vendors, infrastructure software vendors and cloud service providers;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.
Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization, end-user and cloud computing products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and offers built-in virtualization in the client version of Windows. As a result, existing VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required. Competitors may also leverage open source technologies to offer zero or low cost products capable of putting pricing pressure on our own product offerings. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings. Even if customers find our products to be technically superior, they may choose to employ a ‘multiple-vendor’ strategy, regardless of the technical merits of VMware’s products, where they purposely deploy multiple vendors in their environment in order to prevent any one vendor from gaining too much control over their IT operations.
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
In fiscal year 2011, approximately 90% of our license revenues were from our cloud infrastructure and management solutions with the balance from our other solutions. Although we are continuing to develop other applications for our virtualization technology such as our networking and end-user computing products, we expect that our data center virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

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
Additionally, in connection with the announcement in August 2012 of our latest product suite centered upon vSphere, we announced the elimination of the virtualization-based entitlement to use of vSphere that was based upon virtual memory, or vRAM. We had introduced the vRAM-based entitlement with the release of our prior version of vSphere in the third quarter of 2011 but eliminated the entitlement in the third quarter of 2012. Although we currently do not expect the elimination of the vRAM entitlement to have a material impact upon our revenues, there can be no assurance that revenues in future periods will not be materially and adversely affected due to the elimination of the vRAM-based entitlement.
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
VMware’s strategy for the data center is to deliver the “software defined data center.” In 2010, we introduced the first of our vCenter and vCloud products, which we combined in 2011 with our vShield security product line to create our new Cloud Infrastructure and Management (“CIM”) Suite offering. In 2012, we delivered the vCloud Suite, which delivers a comprehensive suite for cloud computing in a single SKU with simplified licensing.
In 2012, we also acquired Dynamic Ops, a provider of cloud automation solutions that enable provisioning and management of IT services across heterogeneous environments, and Nicira, a developer of software defined networking and a leader in network virtualization for open source initiatives. Both acquisitions are important parts of VMware’s software defined data center strategy.
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
We also continue to expand and enhance our end-user computing offerings, such as VMware View, and in 2012 announced the upcoming Horizon Suite, a solution that is expected to provide end users with a single place to get access to their apps, data and desktops and give IT a single management console to manage entitlements, policies and security. In 2012, we also acquired Wanova, a leading provider of intelligent desktop solutions that centralize and simplify the management of physical desktop images while enabling users to take advantage of the native performance of a PC.
Our acquisitions of Zimbra, SlideRocket, and Socialcast in 2010 and 2011 were a part of VMware’s strategy to enter the emerging SaaS market. In 2011, we also acquired Digital Fuel, which provides IT financial and business management solutions and we acquired certain assets related to our parent company’s Mozy cloud-based data storage and data services and entered into an agreement with EMC to operate the services on EMC’s behalf.

The expansion of our offerings to deliver the software defined data center and address IT management and automation, IaaS, PaaS and SaaS offerings subjects us to additional risks, such as the following:

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

•
Our increasing focus on developing and marketing IT management and automation, IaaS (including software defined networking), PaaS and SaaS offerings that enable customers to transform their IT systems will require a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we will need to develop new strategies for marketing and selling our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

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

Additionally, our newer initiatives may be less profitable than those we have achieved in the markets we currently serve, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these risks were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.
Ongoing uncertainty regarding global economic conditions and the stability of regional financial markets may reduce information technology spending below current expectations and therefore adversely impact our revenues, impede end-user adoption of new products and product upgrades and adversely impact our competitive position.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products. The ongoing sovereign debt crisis in Europe threatens to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have also made, or announced plans to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues in the first nine months of 2012 and in the fiscal year 2011, respectively. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
Our products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. In April 2012, VMware became aware of the public posting by a hacker of a single file from the VMware ESX source code. The hacker publicly indicated that additional portions of the source code would be posted in the future. The posted code and associated commentary is from the 2004 timeframe. It is possible that the released source code could expose unknown security vulnerabilities in our products that could be exploited by hackers or others. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products. End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld and customers and channel partners may seek indemnification from us for their losses and those of their customers. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all; our business, financial condition and results of operations could be adversely impacted.
Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales operations and investments.
Revenues from customers outside the United States comprised approximately 52% of our total revenues in the first nine months ended 2012 and 2011, respectively. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for more than 10% of revenues during the first nine months of 2012, and three of our distributors each accounted for more than 10% of revenues during the first nine months of 2011. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Three of our distributors each accounted for more than 10% of revenues during the first nine months of 2012, and three of our distributors each accounted for more than 10% of revenues during the first nine months of 2011. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 43% of our total accounts receivable as of September 30, 2012 was from three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data. We collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our new product initiatives, our customers may use our services to store and process personal information and other user data. We post, on our websites, our privacy policies and practices concerning our treatment of personal data. Any failure by us to comply with our posted privacy policies or other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others which could have a material adverse effect on our business, results of operations and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines and penalties, a governmental order requiring that we change our data practices could result, which in turn could have a material adverse effect on our business. Compliance with such an order may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or we could be ordered to cease conducting the noncompliant activity.
In addition to government regulation, privacy advocacy and industry groups or other third parties may propose new and different self-regulatory standards that either legally or contractually apply to our customers or us. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and standards, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.
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
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. Although we have received inquiries regarding open source license compliance for software used in our products, no formal legal proceedings that would have a material impact on our results of operations or financial condition have been taken. However, there can be no assurance that actions will not be taken in the future. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.
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
In September 2009, we completed our acquisition of SpringSource and, in February 2010, we completed our acquisition of Zimbra. In April 2011, we launched our Cloud Foundry PaaS offering. We offer each of the product offerings under open source licenses. In July 2012, we acquired Nicira whose expertise is in software defined networking and whose principal products contain some open source software. Software solutions that are substantially or mostly based on open source software subject us to a number of risks and challenges:

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
We have acquired in the past and plan to acquire in the future other businesses, products or technologies. For example, in 2012 we completed a number of acquisitions, including acquisitions of Wanova, Dynamic Ops and Nicira. In 2011 we completed acquisitions of Digital Fuel, NeoAccel, Packet Motion, Shavlik, SlideRocket, Socialcast and WaveMaker. In 2011 we also acquired certain assets from EMC’s Mozy cloud-based data storage and data services and entered into an agreement with EMC to operate the services on EMC’s behalf. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.
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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
We acquire other companies and may not realize all the economic benefit from those acquisitions, which could result in an impairment of goodwill or intangibles. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization or cash flows, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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
We rely on our information systems and those of third parties for processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our business. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.
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
As of September 30, 2012, EMC owned 39,163,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.2% of the total outstanding shares of common stock or 97.1% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.

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
Our CEO and some of our directors own EMC common stock, restricted shares of EMC common stock or equity awards to acquire EMC common stock and some of our directors hold management positions with EMC, which could cause conflicts of interests that result in our not acting on opportunities we otherwise may have.
Our CEO and some of our directors own EMC common stock or equity awards to purchase EMC common stock. In addition, some of our directors are executive officers or directors of EMC, and EMC, as the sole holder of our Class B common stock, is entitled to elect 8 of our 9 directors. Ownership of EMC common stock, restricted shares of EMC common stock and equity awards to purchase EMC common stock by our directors and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. There can be no assurance that the provisions in our certificate of incorporation or the master transaction agreement will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC. As a result, we may be precluded from pursuing certain growth initiatives.
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
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2011 and September 30, 2012, the closing trading price of our Class A common stock was very volatile, ranging between $74.81 and $114.62 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended September 30, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(4)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)(3)(4)
July 1 – July 31, 2012	1,437,162	$84.99	1,087,915	$414,050,636
August 1 – August 31, 2012	153,030	91.45	108,037	404,054,771
September 1 – September 30, 2012	307,323	96.40	262,011	378,428,241
	1,897,515	87.36	1,457,963
____________________________

(1)
Includes 439,552 shares repurchased by EMC in open market transactions. In the three months ended March 31, 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

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

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

(4)	Amounts do not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Merger by and among VMware, Inc., Nile Merger Corporation, Nicira, Inc. and the Representative of the Indemnifying Holders of Nicira, Inc., dated July 21, 2012		8-K	8/24/2012

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.28+	Form of Restricted Stock Unit Agreement, approved September 14, 2012.	X

10.29+	Form of Performance Stock Unit Agreement, approved September 14, 2012.	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	November 1, 2012	By:	/s/ Carl M. Eschenbach
Carl M. Eschenbach
Chief Operating Officer and Co-President (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Merger by and among VMware, Inc., Nile Merger Corporation, Nicira, Inc. and the Representative of the Indemnifying Holders of Nicira, Inc., dated July 21, 2012		8-K	8/24/2012

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws		8-K	3/8/2011

10.28+	Form of Restricted Stock Unit Agreement, approved September 14, 2012.	X

10.29+	Form of Performance Stock Unit Agreement, approved September 14, 2012.	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement