Form 10-K
period 2012-12-31
VMWARE, INC.
filed 2013-02-27
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2012, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2012) was approximately $7,458,292,680. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of June 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 13, 2013, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 428,346,849 of which 128,346,849 shares were Class A common stock and 300,000,000 were Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2013. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

VMware, VMworld, vSphere, VMware vCloud, Zimbra, SpringSource, vCenter, VMware vShield, Cloud Foundry, VMware View, VMware Horizon, VMware Fusion, vMotion, VMware vCloud Suite, VMware Workstation, ThinApp, vSphere Distributed Switch, Storage DRS, Horizon Suite, Site Recovery Manager, Cloud Infrastructure and Management Suite, Dynamic Ops, Storage vMotion, vCenter Operations Management, vCloud Automation Center, vCloud Connector, vCloud Director, vCloud Networking and Security, Application Director, vFabric Data Director, Horizon Application Manager, VMware Mirage, VMware Ready, VMware Ready Desktop Solutions, Rabbit MQ, GemFire, vCenter Server, Socialcast, SlideRocket, Digital Fuel, NeoAccel, PacketMotion, Shavlik, Wanova and WaveMaker are registered trademarks or trademarks of VMware, Inc. in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: achieving future business growth, including investing in research and development and expanding our business alliances; macroeconomic conditions; future product offerings; sources of revenues; future use of the software-defined data center (“SDDC”); the potential benefits of the Pivotal initiative; future acquisitions; future competition; the competitive landscape; maintaining our leadership position; the impact of seasonal factors; the impact of, costs associated with, and the timetable for streamlining our operations and implementing and completing our realignment plan; funding expansion of our industry segment share and developing long term relationships with our customers; managing our resources prudently while making key investment in support of long-term growth objectives; geographic expansion and adding additional channel partners; the ability of our 2013 selling and marketing efforts to improve the growth rate of our transactional business; the recognition of unearned revenue; our relationship with EMC Corporation (“EMC”); increasing employee headcount; our revenue outlook and mix; the number of large enterprise license agreements (“ELAs”) expected in the first half of 2013; customer and partner demand for our products and services; the delivery of professional services to our customers; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; continuation of our dividend policy; factors affecting our tax position; the effects of potential developments in non-U.S. tax jurisdictions; reinvesting our overseas earnings in our foreign operations and not repatriating them to the U.S.; timing and amount of capitalized software development costs; interoperability among our future product offerings and for the increasing development of product suites; timing of filing tax returns; adequacy of our current facilities and the availability of additional or substitute space for future expansion; and costs associated with foreign currency fluctuation.
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
Overview
VMware, Inc. is the leader in virtualization infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume information technology (“IT”) resources. We pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. The benefits to our customers include lower IT costs, cost-effective high availability across a wide range of applications and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. Our broad and proven suite of virtualization technologies addresses a range of complex IT problems that include cost and operational inefficiencies, facilitating access to cloud computing capacity, business continuity, and corporate end-user computing device management. Our solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending. Once created, these internal computing infrastructures, or “clouds,” can be dynamically linked by our customers to external computing resources that run on a VMware virtualization platform. This results in a computing cloud of highly available internal and external computing resources that organizations can access on demand. Our customers' deployments range in size from a single virtualized server for small businesses to thousands of virtual machines for our Fortune 1000 enterprise customers.
In 2012, we articulated a vision for the software-defined data center (“SDDC”), where increasingly infrastructure is virtualized and delivered as a service, and the control of this data center is entirely automated by software. Traditional data centers are loose collections of technology silos where each application type has its own vertical stack consisting of CPU and operating system, storage pool, networking and security, and management systems. Over time, the data center environment has become increasingly divergent, leading to higher complexity and driving the need for more and more resources to manage and keep infrastructure up-to-date, which ultimately drives a significant amount of expenses for customers. The SDDC, by abstracting the services that are required from the underlying hardware, pooling them, and automating them, is designed to turn the data center into an on-demand service that can take on the shape and size of application requirements. This promises to dramatically simplify data center operations and lowers costs. The VMware vCloud Suite is our first integrated solution toward realizing the SDDC vision, based upon our VMware vSphere virtualization platform. The VMware vCloud Suite addresses virtualization of not only CPU and memory but also networks and associated security services. In addition, the vCloud Suite delivers a new approach to management, leveraging policy-based automation. VMware vCloud Suite is engineered for hybrid cloud computing so that it federates with other pools of infrastructure. Since it is an integrated suite of products, all the components are updated and revised together, eliminating the need for customers to perform the work themselves.
We believe that as organizations look to operate their IT systems in a more cloud-like manner, they will seek to spend less time, effort and money on underlying infrastructure and devote more resources to transforming their businesses. Our strategy, focused on the SDDC, hybrid cloud computing, and client management capabilities for the post-PC era, provides customers an extended suite of software to address the integration, automation, and management capabilities they need. Our solutions are based upon our core virtualization technology and are organized into two main product groups:

•	Cloud Infrastructure and Management; and

•	End-User Computing
In 2012, we acquired Nicira, a pioneer in network virtualization, which expands our network virtualization capabilities into heterogeneous environments. In December 2012 we launched the Pivotal Initiative with EMC Corporation (“EMC”), and plan to commit technology, people and programs from both companies focused on Big Data and Cloud Application Platforms.
We work closely with more than 1,900 technology partners, including leading server, microprocessor, storage, networking, software and security vendors. We have shared the economic opportunities surrounding virtualization with our partners by facilitating solution development through open application programming interface (“APIs”) formats and protocols and providing access to our source code and technology. The endorsement and support of our partners further enhances the awareness, reputation and adoption of our virtualization solutions.
We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. We derive a significant majority of our revenues from our indirect sales channel, which includes distributors, resellers, system vendors and systems integrators. We believe that our partners benefit greatly from the sale of our solutions through additional services, software and hardware sales opportunities. We have trained a large number of partners and end users to deploy and leverage our solutions.
We incorporated in Delaware in 1998, were acquired by EMC in 2004 and conducted our initial public offering of our Class A common stock in August 2007. EMC holds approximately 79.6% of our outstanding common stock, including 41 million shares of our Class A common stock as of December 31, 2012, and all of our Class B common stock, and we are considered a “controlled company” under the rules of the New York Stock Exchange. Total revenues in 2012 increased 22% to $4,605.0 million. This included license revenues of $2,087.0 million and services revenues of $2,518.0 million. In the years ended December 31, 2012, 2011, and 2010, our license revenues came primarily from sales of our Cloud Infrastructure and Management solutions. The balance of our license revenues came from our other solutions, including Cloud Application Platform, which largely will be part of the Pivotal Initiative, described below, and End-User Computing. Of our total services revenues in 2012, 86% were software maintenance revenues and 14% were professional services revenues, including training. For additional financial information on our business by product and geographic area, see Note O to the consolidated financial statements included elsewhere in this filing. Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California, and we have approximately 101 offices worldwide.
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
Today, x86 hardware has become increasingly proficient with multi-core processors, growing memory capacity and higher speed interconnects shipping in standard servers. The complexity of applications continues to rise as multi-element, mixed operating system (“OS”) applications become increasingly common, which makes it difficult to provide a uniform quality of service across all components. Virtualization has become accepted as a standard way of computing in data centers that enables highly efficient utilization of hardware.
VMware's infrastructure virtualization platform, VMware vSphere, not only decouples the entire software environment from its underlying hardware infrastructure but also enables the aggregation of multiple servers, storage infrastructures and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. This approach enables organizations to build a computing infrastructure with high levels of utilization, availability, automation and flexibility using building blocks of inexpensive industry-standard servers.
In effect, VMware's virtualization platform converts IT infrastructure into a “computing cloud.” Applications running in virtual machines can move across servers, storage and networks without disruption or downtime to dynamically match computing supply and demand while built-in services ensure high levels of availability, security and scalability.
Our focus on the SDDC, hybrid cloud computing, and client management capabilities for the post-PC era is an expansion of our role as a pioneer of virtualization technologies that simplify IT infrastructure throughout the data center and to the virtual workspace.
Products and Technology
Cloud Infrastructure and Management Products and Technology
VMware vSphere is our flagship data center platform. Users deploy the VMware vSphere hypervisor when they purchase VMware vSphere. A “hypervisor” is a layer of software that resides between the operating system and system hardware to enable compute virtualization. Other components of our VMware vSphere platform include key capabilities such as:

•	vSphere vMotion and Storage vMotion enable the live migration of actively running virtual machines across servers or storage locations without disruption or downtime.

•	vSphere High Availability enables cost-effective high availability for all applications against hardware and operating system failures.

•	vSphere Storage DRS automatically manages the placement and balancing of a virtual machine across storage resources.

•	vSphere Distributed Switch enables centralized point of control for cluster-level networking.
The management layer for vSphere is known as VMware vCenter Server. It provides the central management for vSphere environments.
The vCloud Suite, introduced in 2012, is an integrated solution for building and managing a complete cloud infrastructure optimized for use with the VMware vSphere platform. vCloud Suite is our first product designed to fulfill the promise of the software-defined data center by pooling industry-standard hardware and running compute, networking, and management functions in the data center as software-defined services.
Our vCloud Suite offerings include combinations of the following components:

•	vSphere Enterprise Plus - VMware's virtualization platform enabling server virtualization with its most robust feature set designed for policy-based automation.

•	vCloud Director - enables self-service access to logical pools of compute, network and storage resources with policy-driven controls and service-level agreements.

•	vCloud Connector - extends management to the hybrid cloud.

•	vCloud Networking and Security - provides advanced networking and security for applications and the perimeter of virtual datacenters, end-user computing and cloud environments.

•	VMware vCenter Site Recovery Manager - provides simplified, automated disaster recovery for virtualized environments.

•	vCenter Operations Management - provides performance, capacity and configuration management for virtual or physical infrastructure.

•	vFabric Application Director - accelerates and automates the configuration and deployment of multi-tier applications across private and public cloud infrastructures.

•	vCloud Automation Center - enables customers to rapidly deploy and provision cloud services in the vCloud Suite.
Our VMware vCloud Service Provider initiative, which is directed to hosting and cloud computing vendors, enables organizations to choose more freely between running applications in virtual machines on their own “private clouds” inside their data center or on “public clouds” hosted by a service provider. With a common VMware vSphere platform available across public and private clouds, internal and external IT resources can be pooled into a hybrid cloud, and applications and data can be readily moved between the two based on economics and organizational need. External cloud capacity can be accessed on-demand without the need to customize or change applications.
End-User Computing
Enterprises are increasingly challenged to provide secure access to a growing mobile workforce while managing the diversity of data, applications and devices to run their business. VMware's End-User Computing solutions are designed to enable a user-centric approach to personal computing, ensuring secure access to applications and data from a variety of devices and locations. Our End-User Computing solutions address the needs of IT departments by enabling the delivery of existing end-user assets as a managed service.
VMware's End-User Computing strategy addresses the needs of corporate IT by enabling IT organizations to deliver an environment with high-quality service, improved availability and scalable performance while leveraging both legacy and cloud architectures. Elements of VMware End-User Computing solutions include:

•
VMware View, an enterprise desktop virtualization platform designed to optimize application and desktop management and enable flexibility, security and mobility for end users. In 2012, VMware released VMware View 5.1, significantly enhancing user experience by optimizing storage performance and adding seamless support for unified communications, enhanced persona management and increased available mobile device support.

•
VMware Horizon Application Manager, a SaaS or on-premise solution that centralizes application management allowing unified management of any SaaS, web and Windows applications through a centralized Application Catalog and securely delivers applications to end-users on the device of their choice, increasing user's flexibility and reducing IT management cost.

•
VMware Mirage, a unique solution for managing laptops and desktops that combines centralized Windows image and data management for corporate IT with the ability for end users to run their local devices, fully leveraging local hardware and performance. Mirage provides an easy migration path from Windows XP, while also providing robust self-service image repair, and device backup/recovery.

We offer additional other end-user computing products, including VMware ThinApp, VMware Zimbra, VMware Workstation and VMware Fusion.
Cloud Application Platform and the Pivotal Initiative
VMware also offers Cloud Application Platform solutions to help organizations build, run and manage enterprise applications in public, private or hybrid clouds optimized for vSphere. Our Cloud Application Platform provides open source application frameworks, application run-time and data management solutions and an open platform as a service, or PaaS. Our SpringSource product group develops and supports the Spring application framework for enterprise Java applications and the Grails framework for high productivity web applications written in the Groovy programming language. Both of these frameworks are open source software.
Our VMware Cloud Application Platform runtime and data products enable developers to deploy and manage applications and databases in traditional server environments as well as on virtualized infrastructure based on vSphere. These products include VMware vFabric GemFire, which enables real-time data distribution, caching and management for high performance and cloud applications and vFabric Data Director, which enables simplified management and operation of databases on vSphere.
In December 2012, VMware and EMC launched the Pivotal Initiative, pursuant to which both companies plan to commit technology, people and programs to focus on Big Data and Cloud Application Platforms. The Pivotal Initiative is led by Paul Maritz, Chief Strategy Officer of EMC and VMware's former Chief Executive Officer, and is expected to include most employees and resources working within EMC's Greenplum and Pivotal Labs organizations, VMware's vFabric (including Spring and Gemfire), Cloud Foundry and Cetas organizations, as well as related efforts.
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
We have more than 1,900 technology partners with whom we bring joint offerings to the marketplace and over 10,000 Service Provider partners. We classify our partners as follows:

•
Independent Hardware Vendors (“IHVs”). We have established relationships with large system vendors, including Cisco, Dell, Fujitsu, Fujitsu-Siemens, HP, IBM, Lenovo and NEC for joint certification and co-development. We also work closely with AMD, Intel and other IHVs to provide input on product development to enable them to deliver hardware advancements that benefit virtualization users. We coordinate with the leading storage and networking vendors to ensure joint interoperability and enable our software to access their differentiated functionality.

•
Independent Software Vendors (“ISVs”). We partner with leading systems management, infrastructure software and application software vendors - including the top healthcare, telecom, finance and retail market leaders - to deliver value-added products that integrate with our VMware products.

•
VMware Service Providers. We have established partnerships with over 10,000 service providers including Bluelock, Colt, Sing Tel, CSC, Dell, Hitachi, Optus, OVH, Softbank and AT&T to enable them to host and deliver enterprise-class hybrid clouds as a way for enterprises to extend their datacenters to external clouds, while preserving security, compliance and quality of service.

The VMware Technology Alliance Partner program facilitates joint solution creation and coordinated go-to-market activities with our partners. Over 4,500 of the most widely used applications from ISVs support the VMware vSphere platform. These applications include business solutions for enterprise resource planning, human resource management, electronic medical records management, financial processing and middleware, such as application servers and databases. As an extension to this rapidly growing list, we have expanded our VMware Ready program to allow application software and desktop solution providers to qualify for the VMware Ready logo. The VMware Ready Desktop Solutions program validates the reference architecture and desktop specialization of solution providers that simplify VMware virtual desktop environments.
Our ISVs and other alliance partners, developers and additional VMware community members have distributed more than 900 software applications as virtual appliances. We invest significant capital in testing and certification of infrastructure to rigorously ensure our software works well with major hardware and software products. We have more than 9,100 servers, storage, I/O and thin-client devices that are VMware Ready. We have successfully tested approximately 670 operating system versions for use with our solutions. We believe that the scale and scope of this effort is a significant competitive advantage.
Research and Development
We have made, and expect to continue to make, significant investments in research and development (“R&D”). We have assembled an experienced group of developers with system level, systems management, desktop, mobile devices, security, application development, collaborative applications, networking, storage and open source software expertise. We also have strong ties to leading academic institutions around the world, and we invest in joint research with academia.
We prioritize our product development efforts through a combination of engineering-driven innovation and customer and market-driven feedback. Our R&D culture places high value on innovation, quality and open collaboration with our partners.

We currently participate in numerous standards groups and VMware employees hold a variety of standards organization leadership positions, including with the Distributed Management Task Force, the Standard Performance Evaluation Corporation, the Open Networking Foundation and the Open Stack Foundation.
Our R&D expenses totaled $999.2 million, $775.1 million, and $653.0 million in 2012, 2011 and 2010, respectively. No R&D costs were capitalized in 2012. We capitalized $86.4 million and $71.6 million of R&D costs that were in addition to our R&D expenses in 2011 and 2010.
Sales and Marketing
We derive a significant majority of our sales from our indirect sales channel, which includes distributors, resellers, system vendors and systems integrators. The remainder of our sales is primarily derived from our direct sales force.
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
We have a highly leveraged Go-to-Market strategy that includes a direct sales force that is complementary to our channel. Our sales force works with our channel partners to introduce them to end-user customer accounts and new sales opportunities.
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
We raise awareness of our company and brands, market our products, and generate sales leads through VMware and industry events, public relations efforts, marketing materials, advertising, direct marketing, social media initiatives, free downloads and our website. We have invested in multiple online communities that enable customers and partners to share and discuss sales and development resources, best practices implementation, and industry trends among other topics. Our annual user conference, VMworld, which is held in both the U.S. and Europe, has grown in attendance each year. We also offer management presentations, seminars, and webinars on our products of virtualization and cloud computing. We believe the combination of these activities strengthens our brand and enhances our leading market position in our industry.
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
During 2012, two distributors, who purchased software licenses and software support from us for resale to end-user customers directly or via resellers, each accounted for over 10% of our worldwide revenues. Arrow Electronics, Inc. and Tech Data Corporation accounted for 15% and 12%, respectively, of our worldwide revenues in 2012. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days' prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement. No other channel partner accounted for more than 10% of our revenues in 2012.
Competition
The cloud computing, end-user computing and virtualization markets are inter-related and rapidly evolving. We experienced increased competition during 2012 and expect it to significantly intensify in the future. We compete with large and small vendors in different segments of the cloud computing, end-user computing and virtualization markets, and expect that new entrants will continue to enter the market and develop technologies that, if commercialized, may compete with our products.
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
Microsoft is also our primary competitor for data center virtualization solutions. In 2012, Microsoft released improved versions of its Hyper-V virtualization offering and System Center suite of virtualization management products and released further System Center enhancements in early 2013. Microsoft's offerings are positioned to compete with our virtual infrastructure, virtualization management and some of our free data center product offerings.
We also compete with Citrix and its collaborations with Microsoft for end-user computing solutions and with companies whose virtualization products are based on emerging open source technologies. In addition, we compete with companies that take different approaches to virtualization. Furthermore, our VMware vSphere editions compete with products that provide high availability clustering, workload management and resource management.
We also expect to compete with new entrants to the cloud computing, end-user computing and virtualization markets, which may include parties currently selling our products and our current technology partners. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their cloud computing, end-user computing and virtualization products that are similar to features that presently differentiate our product offerings from theirs. Additionally, some of our competitors may make acquisitions or enter into partnerships or other strategic relationships with one another to offer more comprehensive solutions than those they individually had offered. Some competitors have in the past, and may in the future, take advantage of their existing relationships with our business partners to engage in business practices such as distribution and license restrictions that make our products less attractive to our channel partners and end users.
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
Intellectual Property
As of December 31, 2012, approximately 300 patents issued by the United States Patent and Trademark Office have been granted or assigned to us. We also have been granted or assigned patents from other countries. These patents cover various aspects of our server virtualization and other technologies. The granted United States patents will expire beginning in 2018, with the last patent expiring in 2031. We also have numerous pending United States provisional and non-provisional patent applications, and numerous pending foreign and international patent applications, that cover other aspects of our virtualization and other technologies.
We have federal trademark registrations in the United States for “VMWARE,” “VMWORLD,” “VMWARE FUSION,” “VSPHERE,” “VMWARE VCLOUD,” “VMWARE VIEW,” “VMOTION,” “ZIMBRA” and numerous other trademarks. We have also registered trademarks in a number of foreign countries.
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
Employees
As of December 31, 2012, we had approximately 13,800 employees in offices worldwide, less than 5% of which were contracted through EMC. None of our employees are represented by labor unions, and we consider current employee relations to be good.
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

•
announcements of investor conferences, speeches and events at which our executives talk about our products, services and competitive strategies (Archives of these events are also available for a limited time.);

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
Our products and services are based on computer virtualization and related technologies that have primarily been used for virtualizing on-premises data centers. As the market for data center virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the foundation for cloud-based computing, management and automation of the delivery of IT resources and end-user computing. We are also investing in the development of products and services for the emerging platform as a service, or “PaaS,” and software as a service, or “SaaS,” markets. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtualization-based infrastructure and management solutions for cloud computing, application development and end-user computing. As the market for our data center virtualization products mature and the scale of our business increases, the rate of growth in our product sales will likely be lower than those we have experienced in earlier periods and we expect our annual revenue growth rate in 2013 to decline from the growth rate of 22% experienced in 2012. In addition, to the extent that our newer cloud computing infrastructure management and automation, or software-defined data center (“SDDC”), solutions, end-user computing, PaaS and SaaS solutions are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
The large majority of our revenues have come from our data center virtualization products including our flagship VMware vSphere product line. Decreases in demand for our data center virtualization products could adversely affect our results of operations and financial condition.
In fiscal year 2012, approximately 90% of our license revenues were from our cloud infrastructure and management solutions with the balance from our other solutions. Although we continue to develop other applications for our virtualization technology such as our end-user computing products, we expect that our data center virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

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
Due to our product concentration, our business, financial condition, results of operations, and cash flows would therefore be adversely affected by a decline in demand for our data center virtualization products.
Additionally, in connection with the announcement in August 2012 of our latest product suite centered upon vSphere, we announced the elimination of the virtualization-based entitlement to use vSphere that was based upon virtual memory, or vRAM. We had introduced the vRAM-based entitlement with the release of our prior version of vSphere in the third quarter of 2011 but eliminated the entitlement in the third quarter of 2012. Instead, when sold on a perpetual basis, vSphere will continue to license on a per-processor basis but without core, vRAM or number of virtual machine limits. Although we currently do not expect the elimination of the vRAM entitlement to have a material impact upon our revenues, there can be no assurance that revenues in future periods will not be materially and adversely affected due to the elimination of the vRAM-based entitlement.
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
VMware’s strategy for the data center is to deliver the software-defined data center. In 2010, we introduced the first of our vCenter and vCloud products, which we combined in 2011 with our vShield security product line to create our new Cloud Infrastructure and Management (“CIM”) Suite offering. In 2012, we delivered the vCloud Suite, which delivers a comprehensive suite for cloud computing in a single SKU with simplified licensing.
In 2012, we acquired two companies that furthered VMware's SDDC strategy; we acquired Dynamic Ops, a provider of cloud automation solutions that enable provisioning and management of IT services across heterogeneous environments, and Nicira, a developer of software-defined networking and a leader in network virtualization for open source initiatives.
In connection with our 2009 acquisition of SpringSource, we announced our intention to use SpringSource solutions to extend VMware’s strategy to deliver solutions in the emerging PaaS market and have since also acquired GemFire and RabbitMQ as part of our overall PaaS strategy. Additionally, SpringSource’s current offerings and their underlying open source technology position us in the enterprise and web application development markets. In 2011, we announced CloudFoundry, a VMware-operated developer cloud service and a new open source PaaS project for the development of applications designed to utilize cloud computing, and in 2012, we announced that we planned to commit key resources and programs, including SpringSource, GemFire and CloudFoundry to the Pivotal Initiative, a virtual organization that also includes Big Data resources contributed by EMC.
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
Our acquisitions of Zimbra and Socialcast in 2010 and 2011 were a part of VMware’s strategy to enter the emerging SaaS market. In 2011, we also acquired Digital Fuel, which provides IT financial and business management solutions.
The expansion of our offerings to deliver the SDDC and address IT management and automation, IaaS, PaaS and SaaS offerings subjects us to additional risks, such as the following:

•
These initiatives may present new and difficult technological challenges. Significant investments will be required to acquire and develop solutions to those challenges. End users may choose not to adopt our new product or service offerings and we may be unable to recoup or realize a reasonable return on our investments.

•
Some of our new initiatives are hosted by third parties whom we do not control but whose failure to prevent service disruptions, or other failures or breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur. Any transition of our services from a third party hosting service to our own data centers would also entail a risk of service disruption during a transition. We may be subject to claims if customers of these service offerings experience service disruptions or failures, security breaches, data losses or other quality issues.

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

•
Our increasing focus on developing and marketing IT management and automation, IaaS (including software-defined networking), PaaS and SaaS offerings that enable customers to transform their IT systems will require a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we will need to develop new strategies for marketing and selling our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

•
We will need to develop appropriate pricing strategies for our new product initiatives. For example, it has frequently been challenging for software companies to derive significant revenue streams from open source projects, such as certain of our PaaS offerings. Additionally, in some cases our new product initiatives are predicated on converting free and trial users to paying customers of the premium tiers of these services, and therefore we must maintain a sufficient conversion ratio for such services to be profitable. Also, certain of our new product initiatives have a subscription model. We may not be able to accurately predict subscription renewal rates or their impact on results, and because revenue is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results.

•
Our new products and services may compete with offerings from companies who are members of our developer and technology partner ecosystem. Consequently, we may find it more difficult to continue to work together productively on other projects, and the advantages we derive from our ecosystem could diminish.

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

•
Emerging IT sectors, such as those within IaaS, PaaS and SaaS, are frequently subject to a “first mover” effect pursuant to which certain product offerings can rapidly capture a significant portion of market share and developer attention. Therefore, if competitive product offerings in these sectors gain broad adoption before ours, it may be difficult for us to displace such offerings regardless of the comparative technical merit, efficacy or cost of our products.

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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, reducing the level of our non-ELA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products. The ongoing sovereign debt crisis in Europe threatens to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have also made, or announced plans to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.

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
If we are unable to successfully implement our plan to streamline our operations, our business outlook and financial results could be adversely affected.
In January 2013, in order to enable us to focus our business on strategic areas we have determined to be most compelling, we approved, subject to compliance with all applicable legal obligations, a plan to streamline our operations. The plan includes the elimination of approximately 900 positions and personnel and a planned exit of certain lines of business and consolidation of facilities. Any such proposals in countries outside the United States are subject to a review of efficiency, resources and performance. The plan is expected to be completed by the end of 2013. Finalization of the plan will be subject to local information and consultation processes with employee representatives if required by law.
The changes to our business may be disruptive, and we may not be able to realize the market opportunities that we believe are available to us in the areas of our strategic focus. Additionally, we may not be able to achieve the cost savings we project from this plan. Because the details of our facilities consolidation and divestitures are not yet final, the total amount expected to be incurred in connection with our plan may not be achieved and its timing may be delayed. If we are unable to achieve our plan when planned, the timing of the costs and charges associated with the plan may be delayed or not fully achieved. Our exit from certain lines of business could have a negative impact on sales and marketing strategies and reduce our future revenues and projections and the costs of implementing the plan may outweigh the commensurate benefits. Accordingly, our activities to streamline our operations, including any related charges and the impact of the related headcount reductions, could have a material adverse effect on our business, operating results, and financial condition.
We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.
The virtualization, cloud computing, and end-user computing markets are inter-related and rapidly evolving. We experienced increased competition during 2012 and expect it to remain intense in 2013. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products. In September 2012, Microsoft began shipping Windows Server 2012, which includes a more advanced version of its Hyper-V virtualization product, which continues its push into the virtualization market, and more recently, Microsoft released System Center 2012, its bundle of management products targeted at legacy and virtual environments. Microsoft also has cloud-based computing offerings and recently announced infrastructure as a service (“IaaS”)-like capabilities for Windows Azure. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Red Hat has released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, our vision for hybrid cloud computing in which enterprises pool internal and external IT resources running on a common vSphere infrastructure competes with low-cost public cloud infrastructure offerings such as Amazon EC2 and Google Compute Engine. Enterprises and service providers have also shown significant interest in building their own clouds based on open source projects such as OpenStack.
We believe that the key competitive factors in the virtualization and cloud computing markets include:

•	the level of reliability, security and new functionality of product offerings;

•	the ability to provide comprehensive solutions, including management and security capabilities;

•	the ability to offer products that support multiple hardware platforms, operating systems, applications and application development frameworks;

•	the ability to deliver an intuitive end-user experience for accessing data, applications and services from a wide variety of end-user devices;

•	the ability to effectively run traditional IT applications and emerging applications;

•	the proven track record of formulating and delivering a roadmap of virtualization and cloud computing capabilities;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large number of application developers to develop to a given cloud ecosystem;

•	the ability to create and maintain partnering opportunities with hardware vendors, infrastructure software vendors and cloud service providers;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.
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
Some of our competitors have made acquisitions and entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. In 2012, Citrix Systems continued to invest in desktop virtualization marketing by continuing its close collaboration with Microsoft and acquired smaller players like Zenprise and Virtual Computer. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in 2011, Oracle brought to market integrated hardware and software solutions that utilized technologies from its 2010 acquisition of Sun Microsystems, and Microsoft and Hewlett-Packard continued their collaboration based on Microsoft’s cloud computing and virtualization platforms. In 2011, Citrix announced its acquisition of Cloud.com, which offers an IaaS cloud services solution, and Red Hat continued to invest in the Open Virtualization Alliance (“OVA”) to bolster KVM as a direct competitor to VMware vSphere. In 2012, Dell acquired Wyse Technologies to bolster its ability to serve the “cloud client” market and Quest to enhance its management and automation solutions. Software-defined networking is a new frontier, and many companies are active in this space. For example, in 2012, Cisco acquired Cariden and Meraki, and Juniper acquired Contrail Systems. In February 2013, Microsoft committed to participate in the proposed leveraged buyout of Dell. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues.
We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.
The markets for our software solutions are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing is proving to be a disruptive technology that will alter the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to develop updated products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products to work with these systems and devices. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the migration of servers to microprocessors with an increasing number of multiple cores also allows an end user with a given number of licensed copies of our software to multiply the number of virtualization machines run per server socket without having to purchase additional licenses from us. If we are unable to revise our solutions and offerings in response to new technological developments, our ability to retain or increase market share and revenues in the virtualization software market could be materially adversely affected.
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

•	the sale of our products in the time frames we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer demand, certification requirements and technical requirements;

•	the introduction of new pricing and packaging models for our product offerings;

•	the timing of the announcement or release of upgrades or new products by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	renewal rates and the amounts of the renewals for ELAs as original ELA terms expire;

•	the timing and amount of software development costs that may be capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	the recoverability of benefits from goodwill and acquired intangible assets and the potential impairment of these assets.
Our current research and development efforts may not produce significant revenues for several years, if at all.
Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues in 2012 and 2011. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
We rely upon a two-tier selling strategy, which may not succeed in driving long-term sales and revenue growth.
We sell our products and services through two primary means, which we refer to as our ELA and our non-ELA, or transactional, sales.
ELAs are comprehensive long-term license agreements that provide for multi-year maintenance and support and constitute one-quarter to one-third of our overall sales. These are generally larger size transactions, typically driven by our direct sales force and are primarily attractive to our larger enterprise customers.
Transactional sales, in contrast, tend to be smaller in scope, shorter in duration with a standard one-year maintenance term, and are principally driven by our sales channel partners. They represent two-thirds to three-quarters of our overall sales.
During 2012, we expanded the sales of product suites, such as our vCloud suite, that integrate advanced management and automation features with our vSphere cloud infrastructure platform and which are primarily sold through ELAs. We believe that ELAs help us grow our business by building long-term relationships with our enterprise customers.
In 2012, our overall sales growth rate declined compared to 2011, with the growth rate in transactional sales lower than the growth rate in ELAs. In 2013, we intend to also focus our selling and marketing efforts to improve the growth rate of our transactional business. As we develop and add new product capabilities to our higher-end product offerings, our strategy is also to increase the value of the products sold through the transactional business by enhancing  product features and capabilities. We believe that this strategy can increase sales volumes in our transactional business and help attract new customers to our product ecosystem.

However, if our overall selling strategy is not successful, our growth rates may decline further, and our business, financial condition and results of operations could be materially adversely affected.
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
Our success depends largely upon the continued services of our existing management. We are also substantially dependent on the continued service of our key development personnel for product innovation and timely development and delivery of upgrades and enhancements to our existing products. The market for expert software developers upon whom we rely has become increasingly competitive. We generally do not have employment or non-compete agreements with our existing management or development personnel, and, therefore, they could terminate their employment with us at any time without penalty and could pursue employment opportunities with any of our competitors. Changes to management and key employees can also lead to additional unplanned losses of key employees. The loss of key employees could seriously harm our ability to release new products on a timely basis and could significantly help our competitors.
Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth, and our compensation expenses may increase.
To execute on our strategy, we must continue to attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. R&D personnel are also aggressively recruited by startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the value of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. Additionally, the plan to streamline our operations that we announced in January 2013 could have a negative impact on employee morale and make it more difficult for us to retain and attract personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services and develop appropriate business and pricing models.
If we are unable to develop new products and services, integrate acquired products and services, enhance and improve our products and support services in a timely manner, or position or price our products and services to meet market demand, customers may not buy new software licenses from us, update to new versions of our software or renew product support. In addition, information technology standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas such as cloud computing.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers have attempted to penetrate our network security and our website. Such cyberattacks threaten to misappropriate our proprietary information and cause interruptions of our IT services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems, that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third party contractors, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen;

•
our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored and secured;

•	our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;

•
defects and security vulnerabilities could be exploited or introduced into our software products, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to further data loss and cyberincidents; and

•	personally identifiable data of our customers, employees and business partners could be stolen or lost.
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
Our products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products that could be exploited by hackers or others. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products. End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld and customers and channel partners may seek indemnification from us for their losses and those of their customers. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all; our business, financial condition and results of operations could be adversely impacted.
Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales operations and investments.
Revenues from customers outside the United States comprised approximately 52% of our total revenues in the years ended 2012 and 2011, respectively. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Two of our distributors each accounted for 10% or more of revenues during 2012. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Two of our distributors each accounted for 10% or more of revenues during 2012. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 35% of our total accounts receivable as of December 31, 2012 was from our two largest distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to patent, commercial, product liability, employment, class action, whistleblower and other matters. From time to time, we receive inquiries from government entities regarding the compliance of our contracting and sales practices with applicable regulations. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. While no formal legal proceedings that could have a material impact on our financial condition or results of operations have been taken, there can be no assurance that actions will not be taken in the future. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, it is possible that our business, financial condition or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, demands or investigations.
Our business is subject to a variety of U.S. and international laws and regulations regarding data protection.
Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data. We collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our new product initiatives, our customers may use our services to store and process personal information and other user data. We post, on our websites, our privacy policies and practices concerning our treatment of personal data. We also often include privacy commitments in our contracts. Any failure by us to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities or others which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
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
Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. From time to time, we receive inquiries from government entities regarding the compliance of our contracting and sales practices with applicable regulations. While no formal legal proceedings that could have a material impact on our financial condition or results of operations have been taken, there can be no assurance that actions will not be taken in the future. If our customer contracts are terminated, if we are suspended from government work or fines or other government sanctions are imposed, or if our ability to compete for new contracts is adversely affected, we could suffer an adverse effect on our business, operating results or financial condition.
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
Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other information relating to our software, under trade secret and copyright laws. However, we have chosen to provide access to our hypervisor and other selected source code to several dozen of our partners for co-development, as well as for open APIs, formats and protocols. Though we generally control access to our source code and other intellectual property, and enter into confidentiality or license agreements with such partners, as well as with our employees and consultants, this combination of procedural and contractual safeguards may be insufficient to protect our trade secrets and other rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.
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
A significant portion of the products, technologies or services acquired, licensed, developed or offered by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of most of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating, using or distributing the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. Any of these obligations could have an adverse impact on our intellectual property rights and our ability to derive revenue from products incorporating the open source software.
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. Although we have received inquiries regarding open source license compliance for software used in our products, no formal legal proceedings that would have a material impact on our results of operations or financial condition have been filed. However, there can be no assurance that actions will not be taken in the future. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.
In addition to risks related to license requirements, usage of open source software exposes us to risks that differ from the use of third-party commercial software because open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help address these risks, including a review process for screening requests from our development organizations for the use of open source and conducting appropriate due diligence of the use of open source software in the products developed by companies we acquire, but we cannot ensure that all open source software is submitted for approval prior to use in our products or is discovered during due diligence.
We offer a number of products, including our SpringSource, Zimbra and Cloud Foundry products under open source licenses that subject us to additional risks and challenges, which could result in increased development expenses, delays or disruptions to the release or distribution of those software solutions, and increased competition.
Several of our product offerings are distributed under open source licenses, including our offerings that utilize our SpringSource, Zimbra and Cloud Foundry software. Additionally, in July 2012, we acquired Nicira whose expertise is in software-defined networking and whose principal products contain some open source software. Software solutions that are substantially or mostly based on open source software subject us to a number of risks and challenges:

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
Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, financial condition and results of operations. An acquired business may not deliver the expected results. For example, an acquisition may not further our strategies or result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies. Acquisitions may reduce our cash available for operations, stock repurchase programs and other uses and could result in an increase in amortization expense related to identifiable intangible assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.
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
If our acquisitions do not meet our expectations, or if our strategic focus subsequently changes, we may choose to abandon certain acquired product lines and divest from acquired businesses. For example, in January 2013, we announced a plan to streamline our operations that includes a planned exit of certain lines of business, including SlideRocket. It is generally difficult for an acquirer to completely recover the cost of an acquisition which is subsequently divested. Accordingly, divestitures of acquired businesses and products may result in us taking charges for impairment of assets and goodwill, and result in cash expenditures in connection with headcount reductions.
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
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. During 2012, our goodwill balance increased by $1.1 billion or 62% as a result of acquisitions made during the year, primarily for Nicira. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization or cash flows, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our Class A common stock.
In order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we need to maintain our processes and systems and adapt them to changes as our business changes and we rearrange management responsibilities and reorganize our business accordingly. We may seek to automate certain processes to improve efficiencies and better ensure ongoing compliance but such automation may itself disrupt existing internal controls and introduce unintended vulnerability to error or fraud. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business changes and as we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we are unable to continue to comply with Section 404, our non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our Class A common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our Class A common stock, which could reduce our stock price.
Problems with our information systems could interfere with our business that could adversely impact our operations.
We rely on our information systems and those of third parties for processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our business. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial condition, results of operations and cash flows could be negatively impacted.
Our financial results may be adversely impacted by higher than expected tax rates, and we may have exposure to additional tax liabilities.
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we are subject to income and non-income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our financial condition or results of operations.
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. For example, the U.S. federal research credit, which provided a significant reduction in our effective tax rate, expired on December 31, 2011. Reinstatement of the U.S. federal research credit would have a favorable effect on our effective tax rate. In January 2013, the United States Congress retroactively enacted an extension of the federal research credit through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of 2013 will include an estimated discrete tax benefit reflecting the full year 2012 federal research credit, and our 2013 annual estimated effective tax rate will also include the benefit expected for 2013. Accordingly, we expect our 2013 effective tax rate to be lower than the 2012 effective tax rate.
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
Additionally, our rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect to such income. If management determines these overseas funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes on the related undistributed earnings in the period management determines the earnings will no longer be indefinitely invested outside the U.S. to repatriate these funds.
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
As of December 31, 2012, EMC owned 41,050,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.6% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
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
Our proposed commitment to launch the Pivotal Initiative with EMC may not prove successful.
In December 2012, we launched the Pivotal Initiative with EMC, pursuant to which both companies plan to commit technology, people and programs to focus on Big Data and Cloud Application Platforms. The Pivotal Initiative is led by Paul Maritz, Chief Strategy Officer of EMC and VMware's former Chief Executive Officer, and is expected to include most employees and resources working within EMC's Greenplum and Pivotal Labs organizations, and our vFabric (including Spring and Gemfire), Cloud Foundry and Cetas organizations, as well as related efforts. While we and EMC have announced our intention to commit to this initiative, there is no assurance that we will be able to agree upon our commitment on reasonable terms with EMC.  If we are unable to reach agreement, then we might not be able to realize the potential value we believe is possible through uniting these assets. Accordingly, it is possible that the Pivotal Initiative may not be implemented as planned, or that timing could be delayed. Should the initiative be launched, its ability to operate successfully will require, among other factors:

•	the ability to successfully integrate technology from both us and EMC;

•	the ability to create offerings for which there is suitable demand in the marketplace;

•	the ability to have an effective go-to-market practice;

•	the ability to differentiate offerings developed by the initiative from competitors;

•	the ability to have adequate financial resources to fund its operations.
In the event the initiative is not successful, any investment in the initiative we hold could become impaired, which could have a material adverse impact on our results of operations and financial condition. Further, funding requirements for the initiative could adversely impact our financial condition and detract from our ability to fund alternative strategies.
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
Disputes may arise between EMC and us in a number of areas relating to our ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from EMC;

•	employee retention and recruiting;

•	business combinations involving us;

•	our ability to engage in activities with certain channel, technology or other marketing partners;

•	sales or dispositions by EMC of all or any portion of its ownership interest in us;

•	the nature, quality and pricing of services EMC has agreed to provide us or we have agreed to provide to EMC;

•	arrangements with third parties that are exclusionary to EMC;

•	arrangements with EMC for collaborative product or technology development, marketing and sales activities involving our technology, employees and other resources;

•	business opportunities that may be attractive to both EMC and us; and

•	product or technology development or marketing activities or customer agreements which may require the consent of EMC.
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
Our historical financial information as a majority-owned subsidiary of EMC may not be representative of the results of a completely independent public company.
The financial information covering the periods included in this Annual Report on Form 10-K does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC's and our intellectual property and real estate, agreements regarding the sale of goods and services to one another, and an agreement for EMC to resell our products and services to third party customers. Accordingly, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. In the year ended December 31, 2012, we recognized revenues of $267.0 million and as of December 31, 2012, $180.8 million of revenues were included in unearned revenues from such transactions with EMC on our financial statements. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2012 and January 31, 2013, the closing trading price of our Class A common stock was very volatile, ranging between $76.48 and $114.62 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.
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
Additionally, broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general and technology companies in particular also have often experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2012, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.(1)		Principal Use(s)
Palo Alto, CA	owned:	1,458,000	(2)	Executive and administrative offices, sales and marketing, R&D and data center
	leased:	184,000
North and Latin American region (excluding Palo Alto, CA)	leased:	712,000	(3)	Administrative offices, sales and marketing, R&D and data center
Asia Pacific region	leased:	930,000		Administrative offices, sales and marketing, R&D and data center
Europe, Middle East and Africa region	leased:	334,000		Administrative offices, sales and marketing, R&D and data center

____________________________

(1)	Of the total square feet owned or leased, approximately 1,016,000 square feet were under construction as of December 31, 2012.

(2)	Represents all of the right, title and interest purchased in a ground lease covering the property and improvements located at VMware’s Palo Alto, California campus.

(3)	Includes leased space for a Washington data center facility, for which VMware is considered to be the owner for accounting purposes.
In 2011, VMware purchased all of the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware’s existing Palo Alto, California campus for $225.0 million. Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the new property which expires in 2046. VMware will possess the title to the interest and buildings during the duration of the lease. Upon termination of the lease, all title will revert to the lessor. As of December 31, 2012, 544,000 square feet remained under construction at this campus. See Note G to the consolidated financial statements for further information.
We believe that our current facilities, including those under construction at our expanded headquarters, are suitable for our current employee headcount and will sustain us through 2013, but we intend to add new facilities or expand existing facilities as we add employees and expand our operations. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
See Note L to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of legal proceedings. See also the risk factor entitled “We may become involved in litigation that may adversely affect us” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names of executive officers and their ages as of February 13, 2013, are as follows:

Name	Age	Position(s)
Patrick P. Gelsinger	51	Chief Executive Officer and Director
Carl M. Eschenbach	46	President and Chief Operating Officer
Jonathan C. Chadwick	47	Chief Financial Officer and Executive Vice President
Rangarajan (Raghu) Raghuram	50	Executive Vice President, Cloud Infrastructure and Management
S. Dawn Smith	49	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Patrick P. Gelsinger has been the Chief Executive Officer and a Director of VMware since September 1, 2012. Prior to joining VMware, he served as President and Chief Operating Officer, EMC Information Infrastructure Products at EMC from September 2009 to August 2012. Mr. Gelsinger joined EMC from Intel Corporation, a designer and manufacturer of advanced integrated digital technology platforms, where he was Senior Vice President and Co-General Manager of Intel Corporation's Digital Enterprise Group from 2005 to September 2009 and served as Intel's Senior Vice President, Chief Technology Officer from 2002 to 2005. Prior to this, Mr. Gelsinger led Intel's Desktop Products Group.
Carl M. Eschenbach was appointed Chief Operating Officer and Co-President of VMware in April 2012 and became President and Chief Operating Officer in December 2012. Mr. Eschenbach had previously served as VMware's Co-President, Customer Operations from January 2011 to April 2012 and as VMware's Executive Vice President of Worldwide Field Operations from May 2005 to January 2011. Prior to joining VMware in 2002, he was Vice President of North America Sales at Inktomi from 2000 to 2002. He also held various sales management positions with 3Com Corporation, Lucent Technologies Inc. and EMC.
Jonathan C. Chadwick joined VMware as Chief Financial Officer and Executive Vice President on November 5, 2012. Mr. Chadwick had previously served as the Chief Financial Officer of Skype, a provider of Internet-based voice communication, since March 2011, and as a Corporate Vice President of Microsoft Corporation since its acquisition of Skype in October 2011. Mr. Chadwick joined Skype from McAfee, an antivirus software and computer security company, where he was the Executive Vice President and Chief Financial Officer from June 2010 until February 2011, when McAfee was acquired by Intel Corporation. From 1997 to 2010, Mr. Chadwick held various finance roles at Cisco Systems, a networking equipment company. At Cisco, Mr. Chadwick served as Senior Vice President, CFO - Global Customer Markets from July 2009 to June 2010, Senior Vice President, Corporate Controller and Principal Accounting Officer from June 2007 until July 2009, Vice President, Corporate Controller and Principal Accounting Officer from September 2006 to June 2007 and Vice President, Corporate Finance & Planning from February 2001 to September 2006. Mr. Chadwick currently serves on the board of F5 Networks, Inc., an application delivery networking company.
Rangarajan (Raghu) Raghuram has served as VMware's Executive Vice President of Cloud Infrastructure and Management since April 2012. Mr. Raghuram joined VMware in 2003 and has held multiple product management and marketing roles. Mr. Raghuram served as Senior Vice President and General Manager, Cloud Infrastructure and Management, Virtualization and Cloud Platforms, and Enterprise Products, from December 2009 through March 2012. Mr. Raghuram previously served as Vice President of VMware's Server Business Unit and of Product and Solutions Marketing from September 2003 through December 2009. Prior to VMware, Mr. Raghuram held product management and marketing roles at Netscape and Bang Networks.
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

	Market Prices
	High	Low
Year ended December 31, 2012
First Quarter	$113.76	$80.16
Second Quarter	118.79	82.56
Third Quarter	103.02	79.46
Fourth Quarter	99.55	81.50
Year ended December 31, 2011
First Quarter	$97.61	$74.04
Second Quarter	102.74	77.76
Third Quarter	111.43	76.70
Fourth Quarter	104.38	74.69
Holders
We had 58 holders of record of our Class A common stock, and one holder of record, EMC Corporation (“EMC”), of our Class B common stock as of February 13, 2013.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Issuer purchases of Class A common stock during the quarter ended December 31, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)(3)(4)
October 1 – October 31, 2012	1,346,894	$86.78	873,613	$301,179,455
November 1 – November 30, 2012	1,482,293	87.23	932,073	469,904,310
December 1 – December 31, 2012	886,210	92.92	21,950	467,942,904
	3,715,397	88.42	1,827,636	467,942,904
____________________________

(1)
Includes 1,887,761 shares repurchased by EMC in open market transactions. In 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(2)
In February 2012, VMware’s Board of Directors authorized the repurchase of up to $600.0 million of VMware’s Class A common stock through the end of 2013. In November 2012, VMware's Board of Directors authorized the repurchase of up to an additional $250.0 million of VMware's Class A common stock through the end of 2014. VMware's Class A common stock has been, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

(4)	Amounts do not include potential purchases by EMC.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on December 31, 2007 through December 31, 2012, assuming an initial investment of $100. Historically, we have not declared or paid cash dividends on our common stock, while the data for the S&P 500 Index and the S&P 500 Systems Software Index assume reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$150
$100
$50
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
VMware, Inc.
S&P 500 Index
S&P 500 Systems Software Index

	Base Period 12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
VMware, Inc.	$100.00	$27.87	$49.86	$104.61	$97.88	$110.77
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
S&P 500 Systems Software Index	100.00	62.46	94.36	98.89	89.05	102.61
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

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Summary of Operations:
Revenues:
License	$2,086,990	$1,841,169	$1,401,424	$1,029,442	$1,178,142
Services	2,518,057	1,925,927	1,455,919	994,495	702,885
Total revenues	$4,605,047	$3,767,096	$2,857,343	$2,023,937	$1,881,027
Operating income	871,943	735,171	427,993	219,295	312,525
Net income	745,702	723,936	357,439	197,098	290,133
Net income per weighted average share, basic, for Class A and Class B	$1.75	$1.72	$0.87	$0.50	$0.75
Net income per weighted average share, diluted, for Class A and Class B	$1.72	$1.68	$0.84	$0.49	$0.73
Weighted average shares, basic, for Class A and Class B	426,658	421,188	409,805	394,269	385,068
Weighted average shares, diluted, for Class A and Class B	433,974	431,750	423,446	399,776	397,185

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents and short-term investments(1)	$4,630,834	$4,512,206	$3,323,640	$2,513,821	$1,840,812
Working capital(1)	3,159,805	3,276,266	2,508,503	1,888,438	1,510,338
Total assets	10,596,392	8,680,808	6,797,319	5,066,984	3,839,205
Total unearned revenues	3,460,565	2,708,418	1,860,094	1,325,298	869,989
Long-term obligations	450,000	450,000	450,000	450,000	450,000
Stockholders’ equity	5,739,981	4,770,282	3,808,443	2,742,951	2,070,067
Cash Flow Data:
Net cash provided by operating activities	$1,897,524	$2,025,633	$1,174,389	$985,616	$800,131
Free cash flows(2)	1,663,066	1,795,542	1,042,694	882,241	608,535
____________________________

(1)
In 2012, VMware acquired all of the outstanding capital stock of Nicira, Inc. (“Nicira”) for $1,099.6 million, net of cash acquired, consisting of $1,083.0 million in cash and $16.6 million for the fair value of assumed equity attributed to pre-combination services. See Note B to the consolidated financial statements for further information.

(2)
In 2012, VMware changed its methodology for calculating free cash flows. Free cash flows, a non-GAAP financial measure, are now defined as net cash provided by operating activities less capital expenditures. The amounts presented in the table above have been recast to reflect the change in methodology. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All dollar amounts expressed as numbers in this MD&A (except share and per share amounts) are in millions.
Overview
We are the leader in virtualization infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume information technology (“IT”) resources. Our primary source of revenues is from the licensing and support of these solutions to organizations of all sizes and across numerous industries. The benefits of our solutions to our customers include substantially lower IT costs, cost-effective high availability across a wide range of applications and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands.
We pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Since then, we have introduced a broad and proven suite of virtualization technologies that address a range of complex IT problems that include cost and operational inefficiencies, facilitating access to cloud computing capacity, business continuity, and corporate end-user computing device management. In 2012, we articulated a vision for the software-defined data center (“SDDC”), where increasingly infrastructure is virtualized and delivered as a service, and the control of this data center is entirely automated by software. To further this vision, in the third quarter of 2012, we released the VMware vCloud Suite, which is the first integrated solution designed to meet the requirements of the SDDC by pooling industry-standard hardware and running compute, networking, storage and management functions in the data center as software-defined services.
Our solutions are based upon our core virtualization technology and are organized into two main product groups: Cloud Infrastructure and Management and End-User Computing. The Cloud Infrastructure and Management product group is based upon our flagship virtualization platform, VMware vSphere. VMware vSphere not only decouples the entire software environment from its underlying hardware infrastructure but also enables the aggregation of multiple servers, storage infrastructures and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. The Cloud Infrastructure and Management group also encompasses the VMware vCloud Suite and various Cloud Management solutions that are optimized to work with vSphere environments and are designed to simplify and automate management of dynamic cloud infrastructures that enable enterprises to build, manage and automate their own private clouds. Our End-User Computing product group has solutions designed to enable a user-centric approach to personal computing, ensuring secure access to applications and data from a variety of devices and locations, and addresses the needs of IT departments by delivering existing end-user assets as a managed service.
We also offer Cloud Application Platform solutions to help organizations build, run and manage enterprise applications in public, private or hybrid clouds optimized for vSphere. In December 2012, we launched the Pivotal Initiative with EMC Corporation (“EMC”), our majority stockholder, pursuant to which both companies plan to commit technology, people and programs. The Pivotal Initiative is focused on Big Data and Cloud Application Platforms. Big Data, which is a primary contributor to the pace of overall data growth, refers to the large repositories of corporate and external data, including unstructured information created by new applications, social media and other web repositories.
We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. We derive a significant majority of our sales from our indirect sales channel, which includes distributors, resellers, system vendors and systems integrators. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user customer. Our sales force works collaboratively with our channel partners to introduce them to end-user customer accounts and new sales opportunities. As we expand geographically, we expect to continue to add additional channel partners.
We expect to grow our business by building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings offered both directly by us and through certain channel partners that provide for multi-year maintenance and support at discounted prices. Under a typical ELA, a portion of the revenues is attributed to the license revenues and the remainder is primarily attributed to software maintenance revenues. In addition, the initial maintenance period is typically longer for ELAs than for other types of license sales. ELAs enable us to build long-term relationships with our customers as they commit to our virtual infrastructure solutions in their data centers. ELAs also provide a base from which to sell additional products, such as our application platform products, our end-user computing products and our cloud infrastructure and management products. ELAs comprised between one-quarter and one-third of our overall sales during 2012 and 2011, with the balance represented by our non-ELA, or transactional business. In 2012, our overall sales growth rate declined compared to 2011, with the growth rate in transactional sales lower than the growth rate in ELAs. In 2013, we intend to also focus our selling and marketing efforts to improve the growth rate of our transactional business.

In January 2013, we announced a realignment of our strategy to refocus our resources and investments in support of three growth priorities that focus on our core opportunities as a provider of virtualization technologies that simplify IT infrastructure: the software-defined data center, the hybrid cloud and end-user computing. For the SDDC, we plan to continue to invest in the development and delivery of innovations in networking, security, storage and management as we continue to roll out and enhance the features of our vCloud Suite. For the hybrid cloud we plan to focus on expanding our capabilities with our partners to deliver enterprise-class cloud services that are complementary to private clouds in order to enhance our customer's flexibility to run applications on and off premise, as they choose on a compatible, high-quality, secure and resilient hybrid cloud platform. For end-user computing, we plan to enhance our offerings to enable a virtual workspace for both existing PC environments and emerging mobile devices in a secure enterprise environment.
We also announced a business plan to streamline our operations, subject to compliance with applicable legal obligations, to rationalize our portfolio and scale back investments in some areas of our business that we do not believe are directly related to our core growth opportunities. The plan includes the elimination of approximately 900 positions and personnel, which is expected to result in a charge in the range of $70 to $80. Any such proposals in countries outside the United States will be subject to a review of efficiency, resources and performance. Additionally, we are planning an exit of certain lines of business and consolidation of facilities, which are expected to result in a charge in the range of $20 to $30. The plan is expected to be completed by the end of 2013. Finalization of the plan will be subject to local information and consultation processes with employee representatives if required by law. The total charge resulting from this plan is expected to be between $90 and $110, with total cash expenditures associated with the plan expected to be in the range of $80 to $90. Despite these changes, we expect our total headcount to increase during 2013 by approximately 1,000 as we continue to make key investments in support of our long-term growth objectives. Our plan to exit certain lines of business resulted from an evaluation of our business in January 2013. At the end of 2012, we had performed an impairment test and determined that the assets associated with these certain lines of business were not impaired.
We continue to see substantial market opportunities in 2013 and beyond to deliver software innovations that bring agility, efficiency and choice to our customers, while simplifying the infrastructure and IT experience for them. However, we currently expect our rate of year-over-year growth in both total revenues and license revenues to decline during the first half of 2013 due to several factors, including a difficult macroeconomic environment, the lack of large deals that we anticipate will close in the first quarter of 2013 as compared to the first quarter of 2012 and our business plan to streamline our operations, which we expect to have a short-term negative impact on our revenues. We currently expect stronger growth in the second half of 2013 versus the first half of 2013 on a year-over-year comparison basis. During 2013, we expect to continue to manage our resources prudently, while making key investments in support of our long-term growth objectives.
Results of Operations
As we operate our business in one operating segment, our revenues and operating expenses are presented and discussed at the consolidated level.
We classify our revenues into two categories, i.e. license revenues and services revenues. See “Critical Accounting Policies” for further information regarding the accounting for our revenues.
Our current financial focus is on long-term revenue growth to generate free cash flows to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, end-user devices and cloud computing through a combination of internal development and acquisitions. See “Non-GAAP Financial Measures” for further information on free cash flows. In evaluating our results, we also focus on operating margin excluding certain expenses which are included in our total operating expenses calculated in accordance with GAAP. The expenses excluded are stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses consisting of amortization of acquired intangible assets, employer payroll taxes on employee stock transactions and acquisition-related items. We believe these measures reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and priorities in what may be a substantially more competitive environment.

Revenues
Our revenues in the years ended 2012, 2011 and 2010 were as follows:

	For the Year Ended
	December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Revenues:
License	$2,087.0	$1,841.2	$1,401.4	$245.8	13%	$439.8	31%
Services:
Software maintenance	2,153.0	1,640.4	1,217.0	512.6	31	423.4	35
Professional services	365.0	285.5	238.9	79.5	28	46.6	20
Total services	2,518.0	1,925.9	1,455.9	592.1	31	470.0	32
Total revenues	$4,605.0	$3,767.1	$2,857.3	$837.9	22	$909.8	32

Revenues:
United States	$2,228.6	$1,824.2	$1,452.7	$404.4	22%	$371.5	26%
International	2,376.4	1,942.9	1,404.6	433.5	22	538.3	38
Total revenues	$4,605.0	$3,767.1	$2,857.3	$837.9	22	$909.8	32
In both 2012 and 2011, we saw growth in license and services revenues, and growth in the United States and internationally, as compared with their respective prior years.
License Revenues
License revenues in both 2012 and 2011 increased due to continued demand for our product offerings. The increases in license revenues year-over year were primarily due to growth in our Cloud Infrastructure and Management product group, which increased 13.4% in 2012 and 31.9% in 2011. The Cloud Infrastructure and Management product group is based upon our flagship virtualization platform, vSphere, and also encompasses our vCloud Suite and various Cloud Management solutions, which are optimized to work with vSphere environments. Despite the year-over-year increases in license revenues, we are noting a slowing in the rate of license revenue growth both in 2012 and anticipated into 2013. We attribute this to a variety of factors, including challenges in the macroeconomic environment, both across the U.S. and internationally in Europe, as well as a slowing in the number of ELAs greater than $10 that were closed towards the end of 2012 and are expected in the first half of 2013.
Services Revenues
In 2012 and 2011, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In each year presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.
In 2012 and 2011, professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our solutions to independently provide professional services to our customers, we do not expect our professional services revenues to constitute an increasing component of our revenue mix. As a result of this strategy, our professional services revenue can vary based on the delivery channels used in any given period as well as the timing of engagements.
Revenue Growth in Constant Currency
We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. Dollar as our functional currency, unearned revenues for orders booked in currencies other than the U.S. Dollar are converted into U.S. Dollars at the exchange rate in effect for the month in which each order is booked and remain at their historical rate when recognized into revenue. We calculate constant currency on license revenues recognized during the current period that were originally booked in currencies other than U.S. Dollars by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable period. In 2012, the year-over-year growth in license revenues measured on a constant currency basis was 15% compared with 13% as reported. In 2011, the year-over-year growth in license revenues measured on a constant currency basis was 30% compared with 31% as reported. We do not calculate constant currency on services revenues, which include software maintenance revenues and professional services revenues.
Unearned Revenues
Our unearned revenues as of December 31, 2012 and December 31, 2011 were as follows:

	December 31,
	2012	2011
Unearned license revenues	$462.7	$389.2
Unearned software maintenance revenues	2,755.0	2,133.5
Unearned professional services revenues	242.9	185.7
Total unearned revenues	$3,460.6	$2,708.4
The complexity of our unearned revenues has increased over time as a result of acquisitions, an expanded product portfolio and a broader range of pricing and packaging alternatives. As of December 31, 2012, total unearned revenues increased by 28% from December 31, 2011. This increase was primarily due to growth in unearned software maintenance revenues, attributable to our growing base of maintenance contracts. As of December 31, 2012, 87% of our total unearned revenues are expected to be recognized ratably.
Unearned license revenues are either recognized ratably, recognized upon delivery of existing or future products or services, or will be recognized ratably upon delivery of future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions as a strategy to improve awareness of our emerging products. To the extent promotional products have not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Increasingly, unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At December 31, 2012, the ratable component represented over half of the total unearned license revenue balance. The amount of total unearned license revenues may vary over periods due to the type and level of promotions offered, the portion of license contracts sold with a ratable recognition element, and when promotional products are delivered upon general availability. Unearned software maintenance revenues are attributable to our maintenance contracts and are recognized ratably, typically over terms from one to five years with a weighted-average remaining term at December 31, 2012 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered. We believe that our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business.
Operating Expenses
Information about our operating expenses for the years ended 2012, 2011 and 2010 is as follows:

	For the Year Ended December 31, 2012
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$92.7	$2.1	$70.6	$71.6	$237.0
Cost of services revenue	450.6	28.2	—	5.5	484.3
Research and development	778.8	210.4	—	10.0	999.2
Sales and marketing	1,477.9	149.9	—	17.0	1,644.8
General and administrative	314.1	48.1	—	5.6	367.8
Total operating expenses	$3,114.1	$438.7	$70.6	$109.7	$3,733.1
Operating income					$871.9
Operating margin					18.9%

	For the Year Ended December 31, 2011
	Core Operating Items (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Items	Total Operating Items
Cost of license revenue	$74.9	$1.6	$84.7	$46.2	$207.4
Cost of services revenue	384.9	23.4	—	6.3	414.6
Research and development	661.9	174.3	(74.0)	12.9	775.1
Sales and marketing	1,222.8	95.7	—	15.8	1,334.3
General and administrative	256.2	40.2	—	4.1	300.5
Total operating expenses	$2,600.7	$335.2	$10.7	$85.3	$3,031.9
Operating income					$735.2
Operating margin					19.5%

	For the Year Ended December 31, 2010
	Core Operating Expenses (1)	Stock-Based Compensation	Capitalized Software Development Costs, net	Other Operating Expenses	Total Operating Expenses
Cost of license revenue	$52.4	$1.7	$99.5	$23.9	$177.5
Cost of services revenue	292.3	18.5	—	5.5	316.3
Research and development	537.8	164.4	(60.7)	11.5	653.0
Sales and marketing	931.7	73.1	—	8.5	1,013.3
General and administrative	230.1	34.0	—	5.2	269.3
Total operating expenses	$2,044.3	$291.7	$38.8	$54.6	$2,429.4
Operating income					$428.0
Operating margin					15.0%
____________________________

(1)
Core operating expenses is a non-GAAP financial measure that excludes stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses from our total operating expenses calculated in accordance with GAAP. The other operating expenses excluded are amortization of acquired intangible assets, employer payroll taxes on employee stock transactions and acquisition-related items. Our core operating expenses reflect our business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above. See “Non-GAAP Financial Measures” for further information.

Our operating margin on total operating expenses decreased to 18.9% in 2012 from 19.5% in 2011. The decrease in our operating margin in 2012 compared with 2011 primarily related to the year-over-year decrease in capitalized software development costs, partially offset by the year-over-year increase in our revenues, which outpaced the increase in our core operating expenses. Our operating margin on total operating expenses increased to 19.5% in 2011 from 15.0% in 2010. The increase in our operating margin in 2011 compared with 2010 primarily related to the increase in our revenues, which outpaced the increases in our expenses.
Core Operating Expenses
The following discussion of our core operating expenses and the components comprising our core operating expenses highlights the factors that we focus on when evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to stock-based compensation, the net effect of the amortization and capitalization of software development costs and certain other expenses, which consist of amortization of acquired intangible assets, employer payroll taxes on employee stock transactions and acquisition-related items.
Core operating expenses increased by $513.4 or 20% in 2012 compared with 2011 and increased by $556.4 or 27% in 2011 compared with 2010. As quantified below, these increases were primarily due to increases in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training, and which increased largely as a result of increases in headcount. Our headcount as of December 31, 2012 was approximately 13,800, compared with approximately 11,200 as of December 31, 2011 and compared with approximately 9,000 as of December 31, 2010. These increases in headcount were driven by strategic hiring, business growth and business acquisitions. A portion of our core operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies and are thus exposed to foreign exchange rate fluctuations. Core operating expenses benefited by $53.6 in 2012 and were negatively impacted by $48.2 in 2011 as compared with their respective prior years due to the effect of fluctuations in the exchange rates between the U.S. Dollar and other currencies.
Cost of License Revenues
Our core operating expenses for cost of license revenues principally consist of the cost of fulfillment of our software and royalty costs in connection with technology licensed from third-party providers. The cost of fulfillment of our software includes IT development efforts, personnel costs, product packaging and related overhead associated with the physical and electronic delivery of our software products.
Core operating expenses for cost of license revenues increased by $17.8 or 24% in 2012 compared with 2011 and by $22.4 or 43% in 2011 compared with 2010. The increases were due to increases of $8.0 and $7.6 in 2012 and 2011, respectively, for IT development costs. Additionally, cost of license revenues increased by $4.8 and $11.3 in 2012 and 2011, respectively, primarily related to royalty and licensing costs for technology licensed from third-party providers that is used in our products.
Cost of Services Revenues
Our core operating expenses for cost of services revenues primarily include the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services.
Core operating expenses for cost of services revenues increased by $65.8 or 17% in 2012 compared with 2011, and by $92.5 or 32% in 2011 compared with 2010. The increase in 2012 was primarily due to growth in employee-related expenses and travel and entertainment expenses of $61.4, which was largely driven by incremental growth in headcount to support increased revenues. Additionally, our third-party professional services costs increased by $17.0 to provide technical support and professional services primarily in connection with increased demand for services. These increases in 2012 were partially offset by a decrease of $8.0 due to the completion of certain IT development projects and the positive impact of fluctuations in the exchange rate between the U.S. Dollar and foreign currencies of $9.1. The increase in 2011 was primarily due to growth in employee-related expenses of $48.3, which was largely driven by incremental growth in headcount, as well as an increase in expenses of $16.2 for IT development costs. Additionally, our third-party professional services costs increased by $13.1 to provide technical support and professional services primarily in connection with increased services revenues. Fluctuations in the exchange rate between the U.S. Dollar and foreign currencies also contributed $9.4 to the overall increase in costs of services revenues.
Research and Development Expenses
Our core operating expenses for research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancement of our existing software offerings.
Core operating expenses for R&D increased by $116.9 or 18% in 2012 compared with 2011, and by $124.1 or 23% in 2011 compared with 2010. The increases were primarily due to growth in employee-related expenses of $105.5 and $95.0 in 2012 and 2011, respectively, which were primarily driven by incremental growth in headcount from strategic hiring and business acquisitions. In 2012 and 2011, facility-related expenses of $11.5 and $9.1, respectively, further contributed to the year-over-year increases. Additionally, the positive impact of $9.5 from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies partially offset the increases in 2012.
Sales and Marketing Expenses
Our core operating expenses for sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches. Sales commissions are generally earned and expensed when a firm order is received from the customer and may be expensed in a period other than the period in which the related revenue is recognized. Sales and marketing expenses also include the net impact from the expenses incurred and fees generated by certain marketing initiatives, including our annual VMworld conferences in the U.S. and Europe.
Core operating expenses for sales and marketing increased by $255.0 or 21% in 2012 compared with 2011, and by $291.2 or 31% in 2011 compared with 2010. The increase in 2012 was primarily due to growth in employee-related expenses of $213.8, driven by incremental growth in headcount and by higher commission expense due to increased sales volumes, as well as an increase of $50.0 in the costs of marketing programs. The increases in 2012 were partially offset by the positive impact of $28.9 from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies. The increase in 2011 was primarily due to growth in employee-related expenses of $168.8, driven by incremental growth in headcount and by higher commission expense due to increased sales volumes. Additionally, the costs of marketing programs increased by $33.3 and travel and entertainment expense increased by $18.0 in support of our expanding markets and sales efforts. The negative impact of $30.5 from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies further contributed to the increase.

General and Administrative Expenses
Our core operating expenses for general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal departments, as well as expenses related to corporate costs and initiatives and facilities costs.
Core operating expenses for general and administrative increased by $57.9 or 23% in 2012 compared with 2011, and by $26.1 or 11% in 2011 compared with 2010. The increase in 2012 was primarily due to an increase of $24.3 related to employee-related expenses mostly due to incremental growth in headcount. General and administrative expenses also increased in 2012 due to an increase of $14.3 in corporate expenses, including contributions to our charitable foundation. Also contributing to the increase in expenses in 2012 were equipment and depreciation expenses of $11.6 to support increased headcount and IT security initiatives and increased contractor costs of $11.2 related to IT security initiatives. The increase in 2011 was primarily due to an increase of $27.5 related to employee-related expenses primarily due to incremental growth in headcount.
Stock-Based Compensation
Stock-based compensation in the years ended 2012, 2011 and 2010 was as follows:

	For the Year Ended December 31,
	2012	2011	2010
Stock-based compensation, excluding amounts capitalized	$438.7	$335.2	$291.7
Stock-based compensation capitalized	—	12.4	10.9
Total stock-based compensation expense	$438.7	$347.6	$302.6
Total stock-based compensation was $438.7 in 2012, $347.6 in 2011, and $302.6 in 2010, representing year-over-year increases of $91.1 and $45.0, respectively. In 2011 and 2010, we capitalized $12.4 and $10.9, respectively, of stock-based compensation to our software development projects. No costs were capitalized in 2012 for software development projects. The increase in total stock-based compensation expenses in 2012 compared with 2011 was primarily due to an increase of $112.4 for new awards issued to our existing employees, as well as an increase of $38.8 for awards made to new employees joining VMware in 2012. Additionally, total stock-based compensation expense increased by $45.7 in 2012 in connection with our acquisition of Nicira in August 2012. Partially offsetting these increases was a decrease of $96.0 related to grants that became fully vested over the past year.
The increase in stock-based compensation expense in 2011 over 2010 was primarily due to an increase of $74.3 from new awards issued to our existing employees both in the second half of 2010 and the second quarter of 2011, as well as an increase of $32.9 for awards made to new employees joining VMware in 2011. These increases were partially offset by a decrease of $71.7 primarily related to fully vested grants.
Stock-based compensation is recorded to each operating expense category based upon the function of the employee to whom the stock-based compensation relates and fluctuates based upon the value and number of awards granted. Compensation philosophy varies by function, resulting in different weightings of cash incentives versus equity incentives. As a result, functions with larger cash-based components, such as sales commissions, will have comparatively lower stock-based compensation than other functions.
As of December 31, 2012, the total unamortized fair value of our outstanding equity-based awards held by our employees was $945.4, and is expected to be recognized over a weighted-average period of approximately 1.6 years.
Capitalized Software Development Costs, Net
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product’s technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established, and as our business, products and go-to-market strategy have evolved, we have continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that our go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. We expect our products to be available for general release soon after technological feasibility has been established. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. In 2012 and the fourth quarter of 2011, all software development costs related to product offerings were expensed as incurred and were included in R&D expenses on the accompanying consolidated statements of income. In 2011 and 2010, we capitalized $86.4 (including $12.4 of stock-based compensation) and $71.6 (including $10.9 of stock-based compensation), respectively, of costs for the development of software products. Capitalized software development costs increased by $14.7 in 2011 compared with 2010 primarily due to an increase in costs associated with products that had reached technological feasibility, including vSphere 5. The change in our go-to-market strategy and resulting decrease in the length of time between technological feasibility of our products and the date those products are available for general release to customers did not materially impact the amount of software development costs we capitalized in 2011.
Future changes in our judgment as to when technological feasibility is established, or additional changes in our business, including our go-to-market strategy, could materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability were to increase in the future, the amount of capitalized costs would likely increase. Additionally, a transition to offering software as a service instead of via a license may also result in an increased level of software capitalization.
In 2012, 2011 and 2010, amortization expense from capitalized software development costs was $70.6, $84.7 and $99.5, respectively. The decrease in amortization of software development costs in 2012 compared with 2011 and 2011 compared with 2010 was primarily due to both the timing of new product releases and the completion of amortization for other product releases, including different versions of vSphere. Amortization expense from capitalized software development costs is included in cost of license revenues on our accompanying consolidated statements of income. In future periods, we expect our amortization expense from capitalized software development costs to decline as these costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy.
Other Operating Expenses
Other operating expenses consist of intangible amortization and employer payroll tax on employee stock transactions, which are recorded to each individual line of operating expense on our accompanying consolidated statements of income. Additionally, other operating expenses include acquisition-related items, which are recorded in general and administrative expense on our income statement.
Other operating expenses in the years ended 2012, 2011 and 2010 were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Intangible amortization	$92.0	$64.6	$34.8
Employer payroll tax on employee stock transactions	13.9	18.4	16.3
Acquisition-related items	3.8	2.3	3.5
Total other operating expenses	$109.7	$85.3	$54.6
Other operating expenses increased $24.4 in 2012 from 2011 and $30.7 in 2011 from 2010. The increase in 2012 was primarily due to an increase in intangible amortization of $27.4 resulting from new acquisitions, which was primarily recorded to cost of license revenues on our accompanying consolidated statement of income. The increase was partially offset by a decrease of $4.5 in employer payroll taxes on employee stock transactions, which was attributable to a decrease in the number of awards exercised, sold or vested. The increase in other operating expenses in 2011 was primarily due to additional intangible amortization of $29.8 resulting from new acquisitions, of which $22.3 was recorded to costs of license revenues on our income statement.
Investment Income
Investment income increased by $10.4 to $26.6 in 2012 from $16.2 in 2011 and increased by $9.5 to $16.2 in 2011 from $6.6 in 2010. Investment income consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. In both 2012 and 2011 as compared with their respective prior years, investment income increased due to increased balances invested in our fixed income portfolio and higher yields.
Other Income (Expense), Net
Other expense, net of $0.7 in 2012 changed by $47.7 compared with other income, net of $47.0 in 2011. Other income, net of $47.0 in 2011 changed by $61.2 from other expense, net of $14.2 in 2010. The changes in 2012 compared with 2011 and in 2011 compared with 2010 were primarily due to a $56.0 gain recognized on the sale of our investment in Terremark Worldwide, Inc. in 2011.

Income Tax Provision
Our effective tax rate was 16.5%, 8.9%, and 14.2% for 2012, 2011, and 2010, respectively. The effective tax rate in 2012 was higher than 2011 primarily due to the federal research credit, which expired at the end of 2011 and was unavailable in 2012. The rate was also negatively impacted by a greater proportion of earnings in the U.S., which are taxed at a higher rate than our earnings in foreign jurisdictions. The effective tax rate in 2011 was lower than 2010 primarily due to a shift in the mix of income before tax from the U.S. to international jurisdictions with lower tax rates compared to the U.S. rate, partially offset by a relative reduction in the benefit from the federal research credit.
In January 2013, the United States Congress retroactively enacted an extension of the federal research credit through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of 2013 will include an estimated discrete tax benefit of approximately $38 reflecting the full year 2012 federal research credit. This estimated amount will be finalized in 2013. Our 2013 annual estimated effective tax rate will also include the benefit expected for 2013 and accordingly, we expect our 2013 effective tax rate to be lower than the 2012 effective tax rate.
Our rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect to such income.
As of December 31, 2012, our total cash, cash equivalents, and short-term investments were $4,630.8 of which $2,996.7 were held outside the U.S. Our intent is to indefinitely reinvest our non-U.S. funds in our foreign operations, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We plan to meet our U.S. liquidity needs through ongoing cash flows generated from our U.S. operations, external borrowings, or both. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If management determines these overseas funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes on the related undistributed earnings in the period management determines the earnings will no longer be indefinitely invested outside the U.S. in order to repatriate these funds.
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
Our Relationship with EMC
As of December 31, 2012, EMC owned 41,050,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.6% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC’s products and sells them to end-users. In the years ended December 31, 2012, 2011 and 2010, we recognized revenues of $160.2, $72.0 and $48.5, respectively, from such contractual arrangement with EMC. As of December 31, 2012 and 2011, $149.5 and $105.6, respectively, of revenues from products and services sold under the reseller arrangement were included in unearned revenues.

In the years ended December 31, 2012, 2011 and 2010, we recognized professional services revenues of $97.7, $66.2 and $60.6, respectively, from such contractual agreements with EMC. As of December 31, 2012 and 2011, $2.9 and $5.1, respectively, of revenues from professional services to EMC customers were included in unearned revenues.
In the years ended December 31, 2012, 2011 and 2010, we recognized revenues of $9.1, $3.2 and $6.1, respectively, from products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. As of December 31, 2012 and 2011, $28.4 and $23.4, respectively, of revenues from products and services purchased by EMC for internal use were included in unearned revenues.
We purchased products and services from EMC for $42.2, $24.3 and $18.4 in the years ended December 31, 2012, 2011 and 2010, respectively.
Pursuant to the tax sharing agreement, we have made payments to EMC and EMC has made payments to us. The following table summarizes these payments made between us and EMC during the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Payments from us to EMC	$—	$12.1	$5.1
Payments from EMC to us	19.3	314.5	2.5
Payments between us and EMC under the tax sharing agreement primarily relate to our portion of federal income taxes on EMC's consolidated tax return. Payments from us to EMC primarily relate to periods for which we had stand-alone federal taxable income, while payments from EMC to us relate to periods for which we had a stand-alone federal taxable loss. The amounts that we either pay to or receive from EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In 2012, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $4.4. In 2011 and 2010, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $7.8 and $6.5, respectively.
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on our behalf in the U.S. that are also recorded as expenses in our consolidated statements of income. The total cost of the services provided to us by EMC as described above was $106.3, $82.6 and $66.4 in the years ended December 31, 2012, 2011 and 2010, respectively.
In the years ended December 31, 2012, 2011 and 2010, $4.7, $3.9 and $4.1, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. Our interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
In the second quarter of 2011, we acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services and continues to recognize revenue from such products and services. We entered into an operational support agreement with EMC through the end of 2012, pursuant to which we took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, are reimbursed to us by EMC. On the consolidated statements of income, in the years ended December 31, 2012 and 2011, such amounts were $65.0 and $39.0, respectively. These amounts were recorded as a reduction to the costs we incurred. As of December 31, 2012, the operational support agreement between us and EMC was amended such that we will no longer operate the Mozy service on behalf of EMC. Under the amendment, we will transfer substantially all employees that support Mozy services to EMC and EMC will purchase certain assets from us in relation to transferred employees. The termination of service and related transfer of employees and sale of assets is anticipated to be substantially completed during the first quarter of 2013.
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
From time to time, we and EMC enter into agreements to collaborate on technology projects. In the years ended December 31, 2012, 2011 and 2010, we received $6.5, $2.3 and $2.3, respectively, from EMC for EMC's portion of expenses related to such projects.
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining us, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and took on the role of Chief Strategy Officer of EMC. With the exception of a long-term incentive performance award from EMC that Pat Gelsinger agreed to cancel in consideration of a new performance stock unit award from VMware, both Paul Maritz and Pat Gelsinger retained and continue to vest in their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards will be recognized on our consolidated statements of income over the awards’ remaining requisite service periods. Stock-based compensation related to Paul Maritz’s VMware awards will be recognized as an expense by EMC.
As of December 31, 2012, we had $67.9 net due from EMC, which consisted of $111.5 due from EMC, partially offset by $43.6 due to EMC. As of December 31, 2011, we had $73.8 net due from EMC, which consisted of $101.4 due from EMC, partially offset by $27.6 due to EMC. These amounts resulted from the related party transactions described above. Additionally, we had a net income tax payable due to EMC of $31.9 and $3.3 as of December 31, 2012 and 2011, which were included in accrued expenses and other on our consolidated balance sheets. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
In December 2012, we launched the Pivotal Initiative with EMC, pursuant to which both companies plan to commit technology, people and programs.
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
Liquidity and Capital Resources
At December 31, 2012 and 2011, we held cash, cash equivalents, and short-term investments as follows:

	December 31,
	2012	2011
Cash and cash equivalents	$1,609.3	$1,955.8
Short-term investments	3,021.5	2,556.5
Total cash, cash equivalents and short-term investments	$4,630.8	$4,512.3
As of December 31, 2012, we held a diversified portfolio of money market funds and fixed income securities totaling $4,194.3. Our fixed income securities were denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $40.6 of foreign government and agencies securities, $10.4 of which was deemed sovereign debt, at December 31, 2012. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. None of the securities deemed sovereign debt were from Greece, Ireland, Italy, Portugal or Spain.
As of December 31, 2012, our total cash, cash equivalents and short-term investments were $4,630.8, of which $2,996.7 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We expect to continue to generate positive cash flows from operations in 2013 and to use cash generated by operations as our primary source of liquidity. We believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for at least the next twelve months. While we believe our existing cash and cash equivalents and cash to be generated by operations will be sufficient to meet our normal operating requirements, our overall level of cash needs may be impacted by the number and size of acquisitions and investments we consummate and the amount of stock we buy back in 2013. Should we require additional liquidity, we may seek to arrange debt financing or enter into credit facilities.
Our cash flows for 2012, 2011 and 2010 were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$1,897.5	$2,025.6	$1,174.4
Investing activities	(2,034.6)	(1,611.0)	(2,261.9)
Financing activities	(209.3)	(87.9)	230.1
Net increase (decrease) in cash and cash equivalents	$(346.4)	$326.7	$(857.4)
Operating Activities
Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in assets and liabilities. Non-cash adjustments include depreciation and amortization, stock-based compensation, excess tax benefits from stock-based compensation and other adjustments.
Cash provided by operating activities decreased by $128.1 to $1,897.5 in the 2012 from $2,025.6 in 2011. The decrease was primarily driven by the timing of tax payments we received from EMC under the tax sharing agreement. Under the tax sharing agreement, EMC is obligated to pay us an amount equal to the tax benefit generated by us and we are obligated to pay EMC an amount equal to the tax expense generated by us that EMC may recognize in a given year on its consolidated tax return. In 2012, we received $19.3 from EMC under the tax sharing agreement, but in 2011 we benefited from the net receipt of $302.3, which included amounts primarily related to refunds received for both the 2011 and 2010 tax years. In future periods, we expect to be in a net payable position to EMC.
In 2012, cash provided by operating activities benefited from increases in cash collections driven by growth in sales to our customers and was negatively impacted by increases in our core operating expenses, primarily due to headcount. In 2012, increases in cash collections from customers outpaced the increases in our core operating expenses. Additionally, the excess tax benefit from stock-based compensation decreased by $86.4 in 2012, which positively impacted our cash provided by operating activities. This change was primarily due to changes in the market value of our stock and the number of equity awards exercised, sold or vested.
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
In evaluating our liquidity internally, we focus on long-term, sustainable growth in free cash flows over trailing twelve months periods, which we consider to be a relevant measure of our long-term progress. We define free cash flows, a non-GAAP financial measure, as net cash provided by operating activities less capital expenditures. See “Non-GAAP Financial Measures” for additional information.
Our free cash flows for 2012, 2011 and 2010 were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$1,897.5	$2,025.6	$1,174.4
Capital expenditures	(234.5)	(230.1)	(131.7)
Free cash flows	$1,663.0	$1,795.5	$1,042.7
Free cash flows decreased by $132.5 or 7% to $1,663.0 for 2012 from $1,795.5 in 2011. The decrease was primarily due to a decrease of $283.0 for net amounts we received from EMC under the tax sharing agreement as described above. This decrease was partially offset by the net benefit received from increased sales and related cash collections that outpaced our growth in operating expenses. Free cash flows increased by $752.8 or 72% to $1,795.5 for 2011 from $1,042.7 in 2010. The increase was primarily due to increased sales and related cash collections that outpaced our growth in operating expenses. Additionally, we benefited from the net receipt of $302.3 from EMC under the tax sharing agreement in 2011.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.
Total fixed income securities of $3,188.7, $2,667.9 and $2,101.9 were purchased in 2012, 2011 and 2010, respectively. All purchases of fixed income securities were classified as cash outflows from investing activities. We classified these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by cash inflows of $2,782.3, $1,790.8 and $516.3 in 2012, 2011 and 2010, respectively, as a result of the sales and maturities of fixed income securities. Activity in the fixed income portfolio increased each year primarily from increased cash and cash equivalent and short-term investment balances available for investment, including a reallocation of funds from cash equivalents to fixed income securities.
We did not capitalize any development costs for software to be sold, leased, or otherwise marketed in 2012 as compared to $74.0 and $64.1 of costs capitalized in 2011 and 2010, respectively. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that our go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased.
In 2012, 2011 and 2010, we paid $1,344.2, $303.6 and $293.0, respectively, for business acquisitions. The increase in 2012 is primarily related to the acquisition of Nicira which was completed in the third quarter of 2012 and included $1,083.0 of cash consideration. Refer to Note B to the consolidated financial statements for further information. Business acquisitions are an important element of our strategy and we expect to continue to consider additional strategic business acquisitions in the future.
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
Financing Activities
Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”) were $253.2, $337.6 and $431.3 in 2012, 2011 and 2010, respectively.
In 2012, 2011 and 2010, as part of our share repurchase programs, we repurchased and retired shares of our Class A common stock as shown below (table in millions, except per share amounts):

	For the Years Ended December 31,
	2012	2011	2010
Aggregate purchase price	$467.5	$526.2	$338.5
Class A common shares repurchased	5.1	6.0	4.9
Weighted-average price per share	$91.10	$88.37	$68.96
From time-to-time, stock repurchases may be made pursuant to the stock repurchase authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel that additional purchases are not warranted. As of December 31, 2012, the authorized amount remaining available for repurchase was $467.9. This amount is authorized for repurchases through the end of 2014.

There were additional cash outflows of $133.1, $123.8 and $86.2 in 2012, 2011 and 2010, respectively, to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $138.1, $224.5 and $223.4 in 2012, 2011 and 2010, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year changes in the repurchase of shares to cover tax withholding obligations and the excess tax benefit from stock-based compensation in 2012 and 2011 were primarily due to changes in the market value of our stock and the number of awards exercised, sold or vested.
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
Note Payable to EMC
As of December 31, 2012, $450.0 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears. In June 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points.
Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of core operating expenses and free cash flows each meet the definition of a non-GAAP financial measure.
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

•
Stock-based compensation. Stock-based compensation is generally fixed at the time the stock-based instrument is granted and amortized over a period of several years. Although stock-based compensation is an important aspect of the compensation of our employees and executives, the expense for the fair value of the stock-based instruments we utilize may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Additionally, in order to establish the fair value of performance-based stock awards, which are also an element of our ongoing stock-based compensation, we are required to apply judgment to estimate the probability of the extent to which performance objectives will be achieved.

•
Amortization and capitalization of software development costs. Capitalized software development costs encompass capitalization of development costs and the subsequent amortization of the capitalized costs over the useful life of the product. Amortization and capitalization of software development costs can vary significantly depending upon the timing of products reaching technological feasibility and being made generally available. We did not capitalize software development costs related to product offerings during 2012. In future periods, we expect our amortization expense from previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized. For additional information, see “Results of Operations - Capitalized Software Development Costs, Net” above.

•
Other expenses. Other expenses excluded are amortization of acquired intangible assets, employer payroll taxes on employee stock transactions and other acquisition-related items. Regarding the amortization of acquired intangible assets, we generally allocate a portion of the purchase price of an acquisition to intangible assets, such as intellectual property, which is subject to amortization. The amount of employer payroll taxes on stock-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition. Acquisition-related items include direct costs of acquisitions, such as transaction fees, which vary significantly and are unique to each acquisition. We also do not acquire businesses on a predictable cycle.
Free cash flows
In evaluating our liquidity internally, we focus on long-term, sustainable growth in free cash flows over trailing twelve month periods, which we consider to be a relevant measure of our long-term progress. In 2012, we changed our methodology for calculating free cash flows, which is reflected in the amounts presented for all periods, to be defined as GAAP operating cash flows less capital expenditures. We include the impact from capital expenditures on property and equipment because these expenditures are also considered to be a necessary component of our operations and therefore part of our core operating expenses. Management uses free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. We believe that free cash flows provides useful information to investors and others as it allows for meaningful period-to-period comparisons of our operating cash flows for analysis of trends in our business. Additionally, we believe that it provides investors and others with an important perspective on the amount of cash that we may choose to use for strategic acquisitions and investments, the repurchase of shares, operations and other capital expenditures.
Limitations on the use of Non-GAAP financial measures
A limitation of our non-GAAP financial measures of core operating expenses and free cash flows is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP measures of core operating expenses and free cash flows should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based compensation, if we did not pay out a portion of compensation in the form of stock-based compensation and related employer payroll taxes, the cash salary expense included in costs of revenues and operating expenses would be higher which would affect our cash position. Further, the non-GAAP measure of core operating expenses has certain limitations because it does not reflect all items of income and expense that affect our operations and are reflected in the GAAP measure of total operating expenses.
We compensate for these limitations by reconciling core operating expenses to the most comparable GAAP financial measure. Management encourages investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.
See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the years ended December 31, 2012, 2011, and 2010.
See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the years ended December 31, 2012, 2011 and 2010.
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
Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable to EMC(1)	$450.0	$—	$450.0	$—	$—
Operating leases(2)	757.1	54.6	90.0	65.3	547.2
Other agreements(3)	67.1	17.7	25.6	7.1	16.7
Sub-Total	1,274.2	72.3	565.6	72.4	563.9
Uncertain tax positions(4)	156.0
Total	$1,430.2

(1)	The note is due and payable in full on April 16, 2015; however, we can pay down the note at an earlier date in full or in part at our election.

(2)	Our operating leases are primarily for office space and land around the world.

(3)	Consisting of various contractual agreements, which include commitments on the lease for our Washington data center facility.

(4)
As of December 31, 2012, we had $156.0 of non-current net unrecognized tax benefits. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

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
Our services revenues consist of software maintenance, professional services and software as a service subscriptions. Software as a service subscriptions were not material in any period presented. We recognize software maintenance revenues ratably over the contract period. Typically, our software maintenance contract periods range from one to five years. Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products because services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion are recognized on a proportional performance basis based on hours and direct expenses incurred. Professional services engagements that are on a time and materials basis are recognized based upon hours incurred. Revenues on all other professional services engagements are recognized upon completion. Software as a service revenues are recognized ratably over the subscription period. If we were to change any of these assumptions or judgments regarding our services revenues, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.
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
Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, as well as various types of technical support based on the level of support purchased. In the event specific features or functionalities, entitlements or the release number of an upgrade have been announced but not delivered, and customers will receive that upgrade as part of a current software maintenance contract, a specified upgrade is deemed created. As a result of the specified upgrade, product revenues are deferred on purchases made after the announcement date until delivery of the upgrade for those purchases that include the current version of the product subject to the announcement. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade. VSOE of fair value of these upgrades is established based upon the price set by management. We have a history of selling such upgrades on a stand-alone basis. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent with the sale of these elements on a stand-alone basis. Our determination of VSOE is based on an analysis of the sales of our products, primarily maintenance and professional services on a stand-alone basis. However, judgment is required in assessing whether fluctuations in sales prices represent anomalies or whether the product pricing is changing on a more consistent basis. This determination could cause a material increase or decrease in the amount of revenue that we report in a particular period.
For multiple-element arrangements that contain software and non-software elements such as our software as a service subscription offerings, we allocate revenue to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy. We determine the relative selling price for each deliverable using VSOE of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price (“BESP”) for that deliverable. Once revenue is allocated to software or software-related elements as a group, it follows historic software accounting guidance. Revenue is then recognized when the basic revenue recognition criteria are met for each element.
The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP by considering our overall pricing objectives and market conditions. At this time, we use BESP to determine the relative selling price of our license elements and software as a service elements based upon rates charged in both multi-element and stand-alone arrangements. If we modify our pricing practices in the future, this could result in changes in relative selling prices. Additionally, as our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.
Asset Valuation
Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, other intangible assets and goodwill. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable are evaluated based upon the creditworthiness of our customers, historical experience, the age of the receivable and current market and economic conditions. Should current market and economic conditions deteriorate, our actual bad debt expense could exceed our estimate. Whenever indicators of potential impairment are present, our analysis of potential impairment involves judgment in grouping our intangible assets based on the expected period during which the assets will be utilized, forecasted cash flows, changes in technology and customer demand. Changes in judgments on any of these factors could materially impact the value of the asset. As we operate our business in one operating segment and one reporting unit, our goodwill is assessed at the consolidated level for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assessment is performed by comparing the market value of our reporting unit to its carrying value.
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
We do not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. If these overseas funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We will meet our U.S. liquidity needs through ongoing cash flows generated from our U.S. operations, external borrowings, or both. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed.
Income taxes are calculated on a separate tax return basis, although we are included in the consolidated tax return of EMC. The difference between the income taxes payable that is calculated on a separate return basis and the amount actually paid to EMC pursuant to our tax sharing agreement with EMC is presented as a component of additional paid-in capital.
Capitalized Software Development Costs
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product's technological feasibility has been established and ending when the product is available for general release. Judgment is required in determining when technological feasibility is established and as our business, products and go-to-market strategy have evolved, we have continued to evaluate when technological feasibility is established. Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies in the third quarter of 2011, we determined that VMware's go-to-market strategy had changed from single solutions to product suite solutions. As a result of this, and the related increased importance of interoperability between our products, the length of time between achieving technological feasibility and general release to customers significantly decreased. For future releases, we expect our products to be available for general release soon after technological feasibility has been established. Given that we expect the majority of our product offerings to be suites or to have key components that interoperate with our other product offerings, the costs incurred subsequent to achievement of technological feasibility are expected to be immaterial in future periods. In 2012, all software development costs were expensed as incurred.
Our R&D expenses and amounts that we have capitalized as software development costs may not be comparable to our peer companies due to differences in judgment as to when technological feasibility has been reached or differences in judgment regarding when the product is available for general release. Additionally, future changes in our judgment as to when technological feasibility is established, or additional changes in our business, including our go-to-market strategy, could materially impact the amount of costs capitalized. For example, if the length of time between technological feasibility and general availability was to increase again in the future, the amount of capitalized costs would likely increase. Additionally, a transition to offering software as a service instead of via a license may also result in an increased level of software capitalization.
Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, we have amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over 18 to 24 months, which represent the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which we actually generate revenues or the amounts of revenues generated.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.
International revenues as a percentage of total revenues were 51.6%, 51.6% and 49.2% in 2012, 2011 and 2010, respectively. We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those currencies in which we also invoice and collect. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations. We calculate the foreign currency impact on our revenues and operating expenses as the difference between amounts translated at current exchange rates and the same amounts translated at prior-period exchange rates.
License revenues were negatively impacted by $27.6 million in 2012 and benefited by $24.7 million in 2011 due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same periods in the prior year. Given that we began to invoice and collect in currencies other than the U.S. Dollar during the second quarter of 2009, we are not able to calculate a full year-over-year impact of foreign currency fluctuations on our revenues for 2010. Additionally, core operating expenses benefited by $53.6 million in 2012 and were negatively impacted by $48.2 million and $4.1 million in 2011 and 2010, respectively, due to fluctuations in the exchange rates.
To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, principally foreign currency forward contracts, as described below.
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, we entered into foreign currency forward contracts starting in the fourth quarter of 2011. We typically enter into cash flow hedges semi-annually with maturities of six months or less. As of December 31, 2012 and 2011, we had foreign currency forward contracts to purchase approximately $9.3 million and $47.1 million, respectively, in foreign currency. The fair value of these forward contracts was immaterial as of December 31, 2012 and 2011.
Balance Sheet Hedging Activities. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are traded on a monthly basis with a typical contractual term of one month. As of December 31, 2012 and 2011, we had outstanding forward contracts with a total notional value of $439.8 million and $324.1 million, respectively. The fair value of these forward contracts was immaterial as of December 31, 2012 and 2011.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss of $40.8 million in fair value of our foreign currency forward contracts used in both the cash flow hedging and balance sheet hedging activities as of December 31, 2012. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
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
Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of December 31, 2012 by $21.5 million and $42.9 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates; however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during 2012. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes D and E to the consolidated financial statements for further information.
Note Payable to EMC
As of December 31, 2012, $450.0 million was outstanding on our consolidated balance sheet for the note payable to EMC. The interest rate on the note payable was 0.91% as of December 31, 2012, 0.92% as of December 31, 2011 and 0.84% as of December 31, 2010. In 2012, 2011 and 2010, $4.7 million, $3.9 million and $4.1 million, respectively, of interest expense was recorded related to the note payable.
The note may be repaid, without penalty, at any time. In the second quarter of 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The amended agreement continues to bear an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the December 31, 2012 rate, and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.
Equity Price Risk
During 2011, we sold our investment in Terremark Worldwide, Inc., which was acquired by Verizon. As a result of the sale of our investment, we no longer have investments in equity securities that expose us to market risk associated with publicly traded equity securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VMware, Inc.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of VMware, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VMware, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/    PricewaterhouseCoopers LLP
San Jose, California
February 27, 2013

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Revenues:
License	$2,086,990	$1,841,169	$1,401,424
Services	2,518,057	1,925,927	1,455,919
Total revenues	4,605,047	3,767,096	2,857,343
Operating expenses (1):
Cost of license revenues	237,027	207,398	177,458
Cost of services revenues	484,296	414,589	316,257
Research and development	999,214	775,051	652,968
Sales and marketing	1,644,849	1,334,346	1,013,281
General and administrative	367,718	300,541	269,386
Operating income	871,943	735,171	427,993
Investment income	26,557	16,157	6,633
Interest expense with EMC	(4,654)	(3,906)	(4,069)
Other income (expense), net	(732)	46,991	(14,182)
Income before income taxes	893,114	794,413	416,375
Income tax provision	147,412	70,477	58,936
Net income	$745,702	$723,936	$357,439
Net income per weighted-average share, basic for Class A and Class B	$1.75	$1.72	$0.87
Net income per weighted-average share, diluted for Class A and Class B	$1.72	$1.68	$0.84
Weighted-average shares, basic for Class A and Class B	426,658	421,188	409,805
Weighted-average shares, diluted for Class A and Class B	433,974	431,750	423,446
_______________________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$2,072	$1,606	$1,653
Cost of services revenues	28,220	23,389	18,478
Research and development	210,377	174,264	164,435
Sales and marketing	149,879	95,688	73,146
General and administrative	48,107	40,206	33,979

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Net income	$745,702	$723,936	$357,439
Other comprehensive income:
Changes in market value of available-for-sale securities:
Unrealized gains, net of taxes of $2,950, $944 and $9,239	4,811	1,540	15,341
Reclassification of gains realized during the period, net of taxes of $(232), $(12,220) and $(102)	(378)	(19,938)	(269)
Net change in market value of available-for-sale securities	4,433	(18,398)	15,072
Changes in market value of effective foreign currency forward exchange contracts:
Unrealized gains (losses), net of taxes of $1, $(17) and $0	23	(61)	—
Reclassification of losses realized during the period, net of taxes of $17, $0 and $0	44	—	—
Net change in market value of effective foreign currency forward exchange contracts	67	(61)	—
Total other comprehensive income (loss)	4,500	(18,459)	15,072
Total comprehensive income, net of taxes	$750,202	$705,477	$372,511

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,609,322	$1,955,756
Short-term investments	3,021,512	2,556,450
Accounts receivable, net of allowance for doubtful accounts of $4,267 and $3,794	1,150,906	882,857
Due from EMC, net	67,934	73,799
Deferred tax asset	179,430	128,471
Other current assets	90,935	80,439
Total current assets	6,120,039	5,677,772
Property and equipment, net	664,669	525,490
Other assets, net	128,701	154,236
Deferred tax asset	103,001	156,855
Intangible assets, net	731,852	407,375
Goodwill	2,848,130	1,759,080
Total assets	$10,596,392	$8,680,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,562	$49,747
Accrued expenses and other	674,746	587,650
Unearned revenues	2,195,926	1,764,109
Total current liabilities	2,960,234	2,401,506
Note payable to EMC	450,000	450,000
Unearned revenues	1,264,639	944,309
Other liabilities	181,538	114,711
Total liabilities	4,856,411	3,910,526
Commitments and contingencies (see Note L)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 128,688 and 123,610 shares	1,287	1,236
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	3,431,710	3,212,264
Accumulated other comprehensive income	5,676	1,176
Retained earnings	2,298,308	1,552,606
Total stockholders’ equity	5,739,981	4,770,282
Total liabilities and stockholders’ equity	$10,596,392	$8,680,808

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$745,702	$723,936	$357,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354,868	315,871	260,551
Stock-based compensation, excluding amounts capitalized	425,995	335,153	291,691
Excess tax benefits from stock-based compensation	(138,139)	(224,503)	(223,457)
Gain on sale of Terremark investment	—	(56,000)	—
Other	2,355	21,420	13,083
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(267,639)	(263,366)	(77,121)
Other assets	(112,266)	(75,879)	(79,431)
Due to/from EMC, net	5,865	(18,370)	(28,508)
Accounts payable	23,692	(16,513)	8,881
Accrued expenses	21,997	115,025	120,880
Income taxes receivable from EMC	19,488	269,258	2,508
Income taxes payable	138,508	79,183	89,439
Deferred income taxes, net	(74,060)	(19,663)	(56,948)
Unearned revenues	751,158	840,081	495,382
Net cash provided by operating activities	1,897,524	2,025,633	1,174,389
Investing activities:
Additions to property and equipment	(234,458)	(230,091)	(131,695)
Purchase of leasehold interest (see Note G)	—	(151,083)	—
Capitalized software development costs	—	(73,998)	(64,149)
Purchases of available-for-sale securities	(3,188,684)	(2,667,888)	(2,101,907)
Sales of available-for-sale securities	1,880,545	816,351	389,251
Maturities of available-for-sale securities	901,743	974,413	127,054
Sale of strategic investments	—	78,513	2,648
Business acquisitions, net of cash acquired	(1,344,214)	(303,610)	(292,970)
Transfer of net assets under common control	—	(22,393)	(185,580)
Other investing	(49,552)	(31,187)	(4,594)
Net cash used in investing activities	(2,034,620)	(1,610,973)	(2,261,942)
Financing activities:
Proceeds from issuance of common stock	253,159	337,618	431,306
Repurchase of common stock	(467,534)	(526,203)	(338,527)
Excess tax benefits from stock-based compensation	138,139	224,503	223,457
Shares repurchased for tax withholdings on vesting of restricted stock	(133,102)	(123,787)	(86,179)
Net cash provided by (used in) financing activities	(209,338)	(87,869)	230,057
Net increase (decrease) in cash and cash equivalents	(346,434)	326,791	(857,496)
Cash and cash equivalents at beginning of the period	1,955,756	1,628,965	2,486,461
Cash and cash equivalents at end of the period	$1,609,322	$1,955,756	$1,628,965
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,772	$5,806	$6,194
Cash paid (refunded) for taxes, net	55,766	(268,954)	23,428
Non-cash items:
Changes in capital additions, accrued but not paid	$36,562	$11,736	$(1,338)
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	2,346	(1,870)	—
Fair value of stock options assumed in acquisition	16,625	—	—
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2010	102,785	$1,028	300,000	$3,000	$2,263,129	$471,231	$4,563	$2,742,951
Proceeds from issuance of common stock	17,084	171	—	—	432,074	—	—	432,245
Repurchase and retirement of common stock	(4,909)	(49)	—	—	(338,478)	—	—	(338,527)
Issuance of restricted stock, net of cancellations	2,998	30	—	—	(30)	—	—	—
Shares repurchased and retired or withheld for tax withholdings on vesting of restricted stock	(1,258)	(13)	—	—	(87,047)	—	—	(87,060)
Stock-based compensation	—	—	—	—	302,923	—	—	302,923
Excess tax benefits from stock-based compensation	—	—	—	—	218,883	—	—	218,883
Credit from tax sharing arrangement (see Note K)	—	—	—	—	7,231	—	—	7,231
Total other comprehensive income	—	—	—	—	—	—	15,072	15,072
Capital contribution from EMC, net (see Note B)	—	—	—	—	157,286	—	—	157,286
Net income	—	—	—	—	—	357,439	—	357,439
Balance, December 31, 2010	116,700	1,167	300,000	3,000	2,955,971	828,670	19,635	3,808,443
Proceeds from issuance of common stock	10,614	106	—	—	337,512	—	—	337,618
Repurchase and retirement of common stock	(5,953)	(59)	—	—	(526,144)	—	—	(526,203)
Issuance of restricted stock, net of cancellations	3,560	35	—	—	(35)	—	—	—
Shares repurchased and retired or withheld for tax withholdings on vesting of restricted stock	(1,311)	(13)	—	—	(121,904)	—	—	(121,917)
Stock-based compensation	—	—	—	—	344,282	—	—	344,282
Excess tax benefits from stock-based compensation	—	—	—	—	222,806	—	—	222,806
Credit from tax sharing arrangement (see Note K)	—	—	—	—	7,795	—	—	7,795
Total other comprehensive loss	—	—	—	—	—	—	(18,459)	(18,459)
Capital distribution to EMC, net (see Note B)	—	—	—	—	(8,019)	—	—	(8,019)
Net income	—	—	—	—	—	723,936	—	723,936
Balance, December 31, 2011	123,610	1,236	300,000	3,000	3,212,264	1,552,606	1,176	4,770,282
Proceeds from issuance of common stock	7,495	75	—	—	253,084	—	—	253,159
Issuance of stock options in acquisition	—	—	—	—	16,625	—	—	16,625
Repurchase and retirement of common stock	(5,132)	(51)	—	—	(467,483)	—	—	(467,534)
Issuance of restricted stock, net of cancellations	4,387	44	—	—	(44)	—	—	—
Shares repurchased and retired or withheld for tax withholdings on vesting of restricted stock	(1,672)	(17)	—	—	(135,425)	—	—	(135,442)
Stock-based compensation	—	—	—	—	420,117	—	—	420,117
Excess tax benefits from stock-based compensation	—	—	—	—	136,986	—	—	136,986
Amounts due from tax sharing arrangement (see Note K)	—	—	—	—	(4,414)	—	—	(4,414)
Total other comprehensive income	—	—	—	—	—	—	4,500	4,500
Net income	—	—	—	—	—	745,702	—	745,702
Balance, December 31, 2012	128,688	$1,287	300,000	$3,000	$3,431,710	$2,298,308	$5,676	$5,739,981
The accompanying notes are an integral part of the consolidated financial statements

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) is the leader in virtualization infrastructure solutions utilized by organizations to help them transform the way they build, deliver and consume information technology (“IT”) resources. VMware's virtualization infrastructure solutions, which include a suite of products designed to deliver a software-defined data center, run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.
Basis of Presentation
VMware was incorporated as a Delaware corporation in 1998, was acquired by EMC Corporation (“EMC”) in 2004 and conducted its initial public offering of VMware’s Class A common stock in August 2007. As of December 31, 2012, EMC holds approximately 79.6% of VMware’s outstanding common stock, including 41.1 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements. VMware and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and VMware’s intellectual property and real estate, agreements regarding the sale of goods and services to one another, and an agreement for EMC to resell VMware’s products and services to third party customers. In geographic areas where VMware has not established its own subsidiaries, VMware contracts with EMC subsidiaries for support services and for personnel who are managed by VMware. Additionally, beginning in the second quarter of 2011 and extending through the end of 2012, VMware incurred costs to operate the Mozy service on behalf of EMC. These costs, plus a mark-up to approximate third-party costs and a management fee, were reimbursed to VMware by EMC. See Note N to the consolidated financial statements for further information regarding intercompany transactions between VMware and EMC.
Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC may not be considered arm’s length with an unrelated third party by nature of EMC’s majority ownership of VMware. Therefore, the financial statements included herein may not necessarily reflect the financial condition, results of operations and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s financial condition, results of operations and cash flows will be in the future if and when VMware contracts at arm’s length with unrelated third parties for the services the Company receives from and provides to EMC.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes the major terms of VMware’s contractual relationships with customers and the manner in which VMware accounts for sales transactions.
License revenues
VMware recognizes revenues from the sale of software licenses when risk of loss transfers, which is generally upon electronic shipment.
VMware licenses most of its software under perpetual licenses through its channel of distributors, resellers, system vendors, systems integrators and through its direct sales force. VMware also licenses certain software products on a subscription basis. To the extent VMware offers product promotions and the promotional products are not yet available and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product obligations have been fulfilled. Revenues relating to products that have shipped into a channel are deferred until the products are sold through to the next tier of the channel. For software sold by system vendors that is bundled with their hardware, unless the Company has a separate license agreement which governs the transaction, revenue is recognized in arrears upon the receipt of binding royalty reports.
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
Services revenues
Services revenues consist of software maintenance, professional services, and software as a service subscriptions. VMware recognizes software maintenance revenues ratably over the contract period, which typically ranges from one to five years. Professional services include design, implementation and training. Professional services are not considered essential to the functionality of VMware’s products as these services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements performed for a fixed fee, for which VMware is able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis based on hours and direct expenses incurred. Professional services engagements that are on a time and materials basis are recognized based upon hours incurred. Revenues on all other professional services engagements are recognized upon completion. Software as a service revenues are recognized ratably over the subscription period.
Multiple-element arrangements
VMware software products are typically sold with software maintenance services. VSOE of fair value for software maintenance services is established by the rates charged in stand-alone sales of software maintenance contracts. VMware software products may also be sold with professional services. VSOE of fair value for professional services is based upon the standard rates VMware charges for such services when sold separately. VMware perpetual software products may be sold with products licensed on a subscription basis. VSOE of fair value for subscription license products is established by the rates charged in stand-alone sales of subscription license products. The revenues allocated to the software license included in

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

multiple-element contracts represent the residual amount of the contract after the fair value of the other elements has been determined.
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

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, as well as various types of technical support based on the level of support purchased. In the event specific features or functionality, entitlements, or the release number of an upgrade have been announced but not delivered, and customers will receive that upgrade as part of a current software maintenance contract, a specified upgrade is deemed created. As a result of the specified upgrade, product revenues are deferred on purchases made after the announcement date until delivery of the upgrade for those purchases that include the current version of the product subject to the announcement. The amount and elements to be deferred are dependent on whether the company has established VSOE of fair value for the upgrade. On occasion, VSOE of fair value of these upgrades is established based upon the price set by management. VMware has a history of selling such upgrades on a stand-alone basis.
For multiple-element arrangements that contain software and non-software elements such as VMware's software as a service subscription offerings, VMware allocates revenue to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy. The relative selling price for each deliverable is determined using VSOE of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, VMware's best estimate of selling price (“BESP”) is used for that deliverable. Once revenue is allocated to software or software-related elements as a group, it follows historic software accounting guidance. Revenue is then recognized when the basic revenue recognition criteria are met for each element.
The objective of BESP is to determine the price at which VMware would transact a sale if the product or service were sold on a stand-alone basis. VMware determines BESP by considering its overall pricing objectives and market conditions. At this time, VMware uses BESP to determine the relative selling price of its license elements and software as a service elements based upon rates charged in both multi-element and stand-alone arrangements.
Unearned revenues include unearned software maintenance fees, license fees, and professional services fees. See Note I for further information.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

securities with stated maturities greater than twelve months until maturity. As a result, VMware classifies its investments, which include securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets.
VMware carries its fixed income investments, as well as its equity investments in public companies that have readily determinable fair values, at fair value and reports unrealized gains and losses on these investments, net of estimated tax provisions or benefits, in accumulated other comprehensive income, a component of stockholders’ equity. VMware periodically evaluates whether declines in fair values of its investments below their cost basis are other-than-temporary. This evaluation consists of several qualitative and quantitative factors, including VMware’s ability and intent to hold the investment until a forecasted recovery occurs, as well as any decline in the investment quality of the security and the severity and duration of the unrealized loss. Unrealized losses that are determined to be other than temporary, as well as realized gains and losses, are recorded to VMware’s consolidated statements of income. Realized gains and losses on the sale of fixed income securities issued by the same issuer and of the same type are determined using the first-in first-out (“FIFO”) method.
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
Internal-Use Software Development Costs
VMware capitalizes costs associated with internal-use software systems during the application development stage. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Management applies judgment in determining if such criteria have been met. Capitalization ceases at the point in which the project is substantially complete and is ready for its intended purpose. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets and amortized over the useful life of the software, beginning when the asset is placed into service. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Generally accepted accounting principles require annual amortization expense of capitalized software development costs to be the greater of the amounts computed using the ratio of current gross revenue to a product’s total current and anticipated revenues, or the straight-line method over the product’s remaining estimated economic life. To date, VMware has amortized these costs using the straight-line method as it is the greater of the two amounts. The costs are amortized over 18 to 24 months, which represent the product’s estimated economic life. The ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Material differences in amortization amounts could occur as a result of changes in the periods over which VMware actually generates revenues or the amounts of revenues generated.
Unamortized software development costs were $34.3 million and $104.9 million as of December 31, 2012 and December 31, 2011, respectively, and are included in capitalized software development costs, net and other on the consolidated balance sheets.
For the year ended December 31, 2012, all software development costs related to product offerings were expensed as incurred and were included in R&D expenses on the accompanying consolidated statements of income. For the years ended December 31, 2011 and 2010, VMware capitalized $86.4 million (including $12.4 million of stock-based compensation) and $71.6 million (including $10.9 million of stock-based compensation), respectively, of costs incurred for the development of software products. These amounts were excluded from R&D expenses on the accompanying consolidated statements of income. Amortization expense from capitalized amounts was $70.6 million, $84.7 million and $99.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.
Business Combinations
For business combinations, VMware recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred over the net amounts of the identifiable tangible and intangible assets acquired and the liabilities assumed at the acquisition date.
VMware uses significant estimates and assumptions, including fair value estimates, to determine the fair value of assets acquired and liabilities assumed and the related useful lives of the acquired assets, when applicable, as of the business combination date. When those estimates are provisional, VMware refines them as necessary during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which VMware may gather new information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively, if material. All other adjustments are recorded to the consolidated statements of income.
Businesses acquired from EMC are accounted for as a business combination between entities under common control. VMware includes the results of operations of the acquired businesses under common control, if material, in the period of acquisition as if it had occurred at the beginning of the period and also retrospectively adjusts the financial statement information presented for prior years to reflect the business as if it had been acquired at the beginning of the financial period presented. VMware recognizes the net assets under common control at EMC's carrying values as of the date of the transfer and records the difference between the carrying value and the cash consideration as an equity transaction.
Costs to effect an acquisition are recorded in general and administrative expenses on the consolidated statements of income as the expenses are incurred.
Intangible Assets and Goodwill
Intangible assets from business combinations, other than goodwill, are amortized over their estimated useful lives, which range from 3 years up to 12 years, during which the assets are expected to contribute to future cash flows. In the years ended December 31, 2012, 2011 and 2010, VMware amortized $92.0 million, $64.6 million and $34.8 million, respectively, for intangible assets from business combinations.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
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
In order to manage VMware’s exposure to foreign currency fluctuations, VMware enters into foreign currency contracts to hedge a portion of VMware’s net outstanding monetary asset and liability positions. These foreign currency forward contracts are generally traded on a monthly basis, with a typical contractual term of one month. These forward contracts are not designated as hedging instruments under applicable accounting guidance and therefore are adjusted to fair value through other income (expense), net in the consolidated statements of income.
Starting in the fourth quarter of 2011, VMware entered into forward contracts which it designated as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain foreign currencies. The cash flow hedges are generally traded semi-annually, have maturities of six months or less and are adjusted to fair value through accumulated other comprehensive income, net of tax, on the consolidated balance sheets. When the underlying expense transaction occurs, the gains or losses on the forward contract are subsequently reclassified from accumulated other comprehensive income to the related operating expense line item in the consolidated statements of income.
The Company does not enter into speculative foreign exchange contracts for trading purposes. See Note F to the consolidated financial statements for further information.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $37.0 million, $19.6 million and $13.7 million in 2012, 2011 and 2010, respectively.
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
Earnings Per Share
Basic net income per share is calculated using the weighted-average number of shares of VMware’s common stock outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares, including the dilutive effect of equity awards as determined under the treasury stock method. VMware has two classes of common stock, Class A and Class B common stock. For purposes of calculating earnings per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of Risks
Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash on deposit with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash, cash equivalents and short-term investments primarily in money market funds and fixed income securities and limits the amount of investment with any single issuer and any single financial institution. VMware holds a diversified portfolio of money market funds and fixed income securities, which primarily consist of various highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. VMware’s fixed income investment portfolio is denominated in U.S. dollars and consists of securities with various maturities.
VMware monitors the counterparty risk for adequate diversification amongst the financial institutions holding the funds. VMware also monitors counterparty risk to financial institutions with which VMware enters into derivatives to ensure that these financial institutions are of high credit quality.
VMware held $40.6 million of foreign government and agencies securities, $10.4 million of which was deemed sovereign debt, at December 31, 2012. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. None of the securities deemed sovereign debt were from Greece, Ireland, Italy, Portugal or Spain.
VMware provides credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history and demonstrated financial stability.
As of December 31, 2012, three distributors accounted for 19%, 16% and 11% of VMware’s accounts receivable balance. As of December 31, 2011, three distributors accounted for 20%, 16% and 11% of VMware’s accounts receivable balance.
One distributor accounted for 15%, 15% and 13% of revenues in 2012, 2011 and 2010, respectively, and another distributor accounted for 12%, 11%, and 10% of revenues in 2012, 2011 and 2010, respectively. A third distributor accounted for 10% and 11% of revenues in 2011 and 2010, respectively.
Accounting for Stock-Based Compensation
VMware utilizes the Black-Scholes option-pricing model to determine the fair value of VMware’s stock option awards. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected term and risk-free interest rates. These assumptions reflect the Company’s best estimates, but these items involve uncertainties based on market and other conditions outside of the Company’s control. VMware restricted stock unit awards, including performance stock unit (“PSU”) awards, are valued based on the Company’s stock price on the date of grant. For those awards expected to vest, which only contain a service vesting feature, VMware recognizes compensation cost on a straight-line basis over the awards’ requisite service periods. Liability-classified awards are recorded at fair value in accrued expenses and other on the consolidated balance sheets with changes in fair value relating to the vested portion of the award recorded as stock-based compensation on the consolidated statements of income.
VMware's PSUs will vest if certain employee specific or VMware designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into VMware's Class A common stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued under that PSU award. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the PSUs' requisite service periods. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded in the statement of income and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period.
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. ASU 2013-02 is effective for fiscal periods beginning after December 15, 2012. VMware does not expect the adoption of ASU 2013-02 to impact its consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

changes in equity. Comprehensive income must be presented in one continuous statement of comprehensive income or two separate consecutive statements. In December 2011, the FASB issued an amendment to ASU 2011-05 that defers the requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income. VMware adopted this accounting standard update, as amended, on January 1, 2012, and presents comprehensive income in accordance with the requirements of the standard in this Annual Report on Form 10-K.
B. Business Combinations, Goodwill and Intangible Assets, Net
Business Combinations
The results of operations of the acquired businesses described below have been included in VMware’s consolidated financial statements from the dates of purchase or transfer, as applicable.
With the exception of Nicira, Inc. (“Nicira”), pro forma results of operations have not been presented as the results of the acquired businesses were not material, individually or in the aggregate, to VMware’s consolidated results of operations for all periods presented.
Fiscal Year 2012
Acquisition of Nicira, Inc.
On August 24, 2012, VMware acquired all of the outstanding capital stock of Nicira, a developer of software-defined networking solutions. This acquisition expands VMware’s product portfolio to provide a suite of software-defined networking capabilities.
The aggregate consideration was $1,099.6 million, net of cash acquired, including cash of $1,083.0 million and the fair value of assumed equity attributed to pre-combination services of $16.6 million. The Agreement and Plan of Merger governing the transaction provides for $100.0 million of the purchase price to be placed in escrow for a period of one year following the completion of the merger for indemnification of claims. Additionally, VMware assumed all of Nicira’s unvested stock options and restricted stock outstanding at the completion of the acquisition. The fair value of the assumed equity awards for post-combination services was $152.4 million and was not included in the consideration transferred. The $152.4 million is being recognized over the awards' remaining requisite service periods, which extend through the first half of 2016.
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
As of December 31, 2012, the accounting for the Nicira acquisition had not been finalized due to pending items related to open tax returns, which are to be filed in the third quarter of 2013. Based on a preliminary assessment, VMware recorded provisional amounts for these items in its consolidated financial statements as of December 31, 2012. During the measurement period, VMware may record adjustments to the provisional amounts recorded. No goodwill is expected to be deductible for tax purposes.
The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed on August 24, 2012 (table in thousands):

Intangible assets	$334,600
Goodwill	905,140
Total intangible assets acquired	1,239,740
Deferred tax liabilities, net	(78,247)
Income taxes payable	(61,006)
Other acquired liabilities, net of acquired assets	(863)
Total liabilities assumed	(140,116)
Fair value of intangible assets acquired and net liabilities assumed	$1,099,624

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts in the table above were adjusted in the fourth quarter of 2012 for a reassessment of unrecognized tax benefits related to the Nicira acquisition. Income taxes payable in the table above primarily relate to these unrecognized tax benefits which were classified as a non-current liability within other liabilities on the consolidated balance sheet at December 31, 2012.
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
As of December 31, 2012, the $48.5 million of IPR&D shown in the table above was completed and included in purchased technology with a weighted-average life of 8.0 years.
Supplemental information on an unaudited pro forma basis, as if Nicira had been acquired on January 1, 2011, is presented as follows (table in thousands, except per share amounts):

	For the Year Ended December 31,
	2012	2011
Pro forma adjusted total revenue	$4,607,109	$3,770,493
Pro forma adjusted net income	686,833	610,875
Pro forma adjusted net income per weighted-average share, diluted for Class A and Class B	$1.58	$1.41
Pro forma adjustments primarily include intangible amortization, stock-based compensation and related tax effects.
Other 2012 Business Combinations
In 2012, VMware completed five business combinations in addition to Nicira. The aggregate consideration for these five acquisitions was $261.2 million, net of cash acquired. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed (table in thousands):

Intangible assets	$88,100
Goodwill	186,533
Total intangible assets acquired	274,633
Deferred tax liabilities, net	(8,366)
Other acquired liabilities, net of acquired assets	(5,053)
Total liabilities assumed	(13,419)
Fair value of tangible and intangible assets acquired and liabilities assumed	$261,214
VMware anticipates that $14.7 million of the goodwill acquired will be deductible for income tax purposes.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year 2011
In 2011, VMware completed six business combinations, which were not material to VMware's consolidated financial statements, either individually or in the aggregate. The aggregate consideration for these acquisitions was $304.2 million, net of cash acquired, and includes cash of $303.6 million and the fair value of equity awards assumed attributed to pre-combination services of $0.6 million. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed (table in thousands):

Intangible assets	$104,500
Goodwill	188,395
Deferred tax assets, net	23,353
Total tangible and intangible assets acquired	316,248
Other acquired liabilities, net of acquired assets	(12,004)
Total liabilities assumed	(12,004)
Fair value of tangible and intangible assets acquired and liabilities assumed	$304,244
Fiscal Year 2010
Business Acquisitions
In 2010, VMware completed six business combinations, which were not material to VMware’s consolidated financial statements, either individually or in the aggregate. The aggregate consideration for these acquisitions was $293.0 million, net of cash acquired. The following table summarizes the allocation of the consideration paid to the fair value of the tangible and intangible assets acquired and liabilities assumed (table in thousands):

Intangible assets	$114,100
Goodwill	178,160
Deferred tax assets, net	18,220
Total tangible and intangible assets acquired	310,480
Other acquired liabilities, net of acquired assets	(17,510)
Total liabilities assumed	(17,510)
Fair value of tangible and intangible assets acquired and liabilities assumed	$292,970
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
The net assets and expertise acquired from EMC constituted a business and were accounted for as a business combination between entities under common control pursuant to generally accepted accounting principles. Accordingly, VMware included the EMC carrying values of the transferred assets and liabilities as of the date of transfer in its consolidated financial statements, as well as recorded the excess of the carrying values over the cash consideration as an equity transaction. VMware did not revise its historical consolidated financial statements as the historical impact of the acquired net assets was not material to the previously reported financial positions, results of operations, or cash flows.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the net carrying values of the tangible and intangible assets and liabilities transferred to VMware and the capital contribution from EMC, as of the transfer date, and exclude the subsequent contingent consideration paid referenced above (table in thousands):

Intangible assets	37,029
Goodwill	275,260
Deferred tax assets, net	45,730
Total tangible and intangible assets acquired	358,019
Other acquired liabilities, net of other acquired assets	(15,153)
Capital contribution from EMC	(167,866)
Total liabilities assumed and capital received	(183,019)
Tangible and intangible assets acquired and liabilities assumed, and capital received	$175,000
Intangible Assets, Net
The following table summarizes the changes in the carrying amount of intangible assets, net, excluding goodwill for the years ended December 31, 2012 and 2011 (table in thousands):

	December 31,
	2012	2011
Balance, beginning of the year	$407,375	$210,928
Additions to intangible assets related to business combinations	422,700	116,800
Purchase of leasehold interest (see Note G)	—	146,757
Change in accumulated amortization	(96,277)	(67,110)
Other adjustments	(1,946)	—
Balance, end of the year	$731,852	$407,375
Intangible assets, net, excluding goodwill, as of December 31, 2012 and 2011 consisted of the following (table in thousands):

2012	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.1	$756,551	$(274,495)	$482,056
Leasehold interest	34.9	144,811	(6,843)	137,968
Customer relationships and customer lists	7.3	146,264	(62,976)	83,288
Trademarks and tradenames	8.0	45,050	(16,656)	28,394
Other	3.0	3,055	(2,909)	146
Total intangible assets, net, excluding goodwill		$1,095,731	$(363,879)	$731,852

2011	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.1	$374,252	$(203,257)	$170,995
Leasehold interest	34.9	146,757	(2,524)	144,233
Customer relationships and customer lists	7.3	125,964	(45,975)	79,989
Trademarks and tradenames	6.3	24,950	(13,650)	11,300
Other	3.0	3,055	(2,197)	858
Total intangible assets, net, excluding goodwill		$674,978	$(267,603)	$407,375

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on intangible assets recorded as of December 31, 2012 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in thousands):

2013	$117,719
2014	110,215
2015	100,046
2016	84,725
2017	76,541
Thereafter	242,606
Total	$731,852
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
The following table summarizes the changes in the carrying amount of goodwill for the years ended 2012 and 2011 (table in thousands):

	December 31,
	2012	2011
Balance, beginning of the year	$1,759,080	$1,568,600
Increase in goodwill related to business combinations	1,091,673	188,395
Deferred tax adjustments to purchase price allocations on prior year acquisitions	(3,550)	945
Other adjustments to purchase price allocations on prior year acquisitions	927	1,140
Balance, end of the year	$2,848,130	$1,759,080
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
The following table sets forth the computations of basic and diluted net income per share for the years ended December 31, 2012, 2011 and 2010 (table in thousands, except per share data):

	For the Year Ended December 31,
	2012	2011	2010
Net income	$745,702	$723,936	$357,439
Weighted-average shares, basic for Class A and Class B	426,658	421,188	409,805
Effect of dilutive securities	7,316	10,562	13,641
Weighted-average shares, diluted for Class A and Class B	433,974	431,750	423,446
Net income per weighted-average share, basic for Class A and Class B	$1.75	$1.72	$0.87
Net income per weighted-average share, diluted for Class A and Class B	$1.72	$1.68	$0.84
For the years ended December 31, 2012, 2011 and 2010, stock options to purchase 0.4 million, 0.8 million and 2.9 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

their effect would have been anti-dilutive. For the years ended December 31, 2012 and 2010, 2.3 million and 0.1 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the year ended December 31, 2011, no shares of restricted stock were excluded from the diluted earnings per share calculation.
D. Investments
Investments as of December 31, 2012 and December 31, 2011 consisted of the following (tables in thousands):

	December 31, 2012
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$373,863	$1,093	$(11)	$374,945
U.S. and foreign corporate debt securities	1,545,397	6,122	(537)	1,550,982
Foreign governments and multi-national agency obligations	40,594	31	(6)	40,619
Municipal obligations	972,867	2,653	(504)	975,016
Asset-backed securities	1,000	—	—	1,000
Mortgage-backed securities	78,674	358	(82)	78,950
Total investments	$3,012,395	$10,257	$(1,140)	$3,021,512

	December 31, 2011
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$516,795	$1,842	$(23)	$518,614
U.S. and foreign corporate debt securities	1,134,009	1,404	(2,036)	1,133,377
Foreign governments and multi-national agency obligations	58,455	30	(87)	58,398
Municipal obligations	768,282	1,396	(437)	769,241
Asset-backed securities	27,107	2	(23)	27,086
Mortgage-backed securities	49,778	128	(172)	49,734
Total investments	$2,554,426	$4,802	$(2,778)	$2,556,450
Both the realized gains and realized losses on investments were not material for 2012 and 2010. During the year ended December 31, 2011, a realized gain of $56.0 million was recorded in other income (expense), net for the sale of VMware’s investment in Terremark Worldwide, Inc. All other realized gains and losses on investments were not material for the year ended December 31, 2011. In addition, VMware evaluated its investments as of December 31, 2012 and 2011 and determined that there were no unrealized losses that indicated an other-than-temporary impairment. Net unrealized gains on VMware's investments compose the majority of the accumulated other comprehensive income balance on the consolidated balance sheets as of December 31, 2012 and 2011.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2012 and 2011, VMware did not have investments in a material continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of December 31, 2012 and 2011, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in thousands):

	December 31, 2012		December 31, 2011
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$34,852	$(11)	$50,604	$(23)
U.S. and foreign corporate debt securities	315,609	(537)	539,228	(2,036)
Foreign governments and multi-national agency obligations	5,493	(5)	43,026	(87)
Municipal obligations	259,402	(501)	298,187	(406)
Asset-backed securities	—	—	20,025	(23)
Mortgage-backed securities	27,425	(82)	32,817	(172)
Total	$642,781	$(1,136)	$983,887	$(2,747)
Contractual Maturities
The contractual maturities of investments held at December 31, 2012 consisted of the following (table in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$881,318	$882,216
Due after 1 year through 5 years	2,056,135	2,064,086
Due after 5 years	74,942	75,210
Total investments	$3,012,395	$3,021,512
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
Additionally, VMware’s Level 2 classification includes foreign currency forward contracts as the valuation inputs for these are based upon quoted prices and quoted pricing intervals from public data sources. The fair value of these contracts was not material for any period presented. VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of December 31, 2012 and 2011.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheets, that were required to be measured at fair value as of December 31, 2012 and 2011 (tables in thousands):

	December 31, 2012
	Level 1	Level 2	Total
Money-market funds	$1,125,240	$—	$1,125,240
U.S. Government and agency obligations	249,771	155,173	404,944
U.S. and foreign corporate debt securities	—	1,568,579	1,568,579
Foreign governments and multi-national agency obligations	—	40,619	40,619
Municipal obligations	—	975,016	975,016
Asset-backed securities	—	1,000	1,000
Mortgage-backed securities	—	78,950	78,950
Total	$1,375,011	$2,819,337	$4,194,348

	December 31, 2011
	Level 1	Level 2	Total
Money-market funds	$1,345,904	$—	$1,345,904
U.S. Government and agency obligations	170,744	347,870	518,614
U.S. and foreign corporate debt securities	—	1,143,378	1,143,378
Foreign governments and multi-national agency obligations	—	58,397	58,397
Municipal obligations	—	769,241	769,241
Asset-backed securities	—	27,086	27,086
Mortgage-backed securities	—	49,734	49,734
Total	$1,516,648	$2,395,706	$3,912,354
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
Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware entered into foreign currency forward contracts starting in the fourth quarter of 2011. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income on the consolidated balance sheet and is subsequently reclassified to the related operating expense line item in the consolidated statements of income in the same period that the underlying expenses are incurred. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the consolidated statements of income as incurred.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of December 31, 2012 and 2011, VMware had forward contracts to purchase foreign currency designated as cash flow hedges with a total notional value of $9.3 million and $47.1 million, respectively. The fair value of these forward contracts was immaterial as of December 31, 2012 and 2011, and therefore excluded from the fair value tables above. For the years ended December 31, 2012 and 2011, all cash flow hedges were considered effective.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the fair value of the forward contracts are reported in other income (expense), net in the consolidated statements of income. The gains and losses on VMware’s foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that VMware hedges.
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of December 31, 2012 and 2011, VMware had outstanding forward contracts with a total notional value of $439.8 million and $324.1 million, respectively. The fair value of these forward contracts was immaterial as of December 31, 2012 and 2011 and therefore excluded from the fair value tables above.
G. Property and Equipment, Net
Property and equipment, net, as of December 31, 2012 and 2011 consisted of the following (table in thousands):

	December 31,
	2012	2011
Equipment and software	$636,495	$512,754
Buildings and improvements	438,340	340,596
Furniture and fixtures	67,175	61,023
Construction in progress	97,016	68,707
Total property and equipment	1,239,026	983,080
Accumulated depreciation	(574,357)	(457,590)
Total property and equipment, net	$664,669	$525,490
Depreciation expense was $130.9 million, $126.3 million and $114.2 million in the years ended December 31, 2012, 2011 and 2010, respectively.
In the year ended December 31, 2011, VMware purchased all of the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware's existing Palo Alto, California campus for $225.0 million. Based upon the respective fair values, $73.9 million of the purchase price was recorded to property and equipment, net on the consolidated balance sheet representing the estimated fair value of the buildings and site improvements. The remaining $151.1 million of the $225.0 million purchase price was for the fair value of the ground lease and the right to develop additional square footage on the parcel. The long-term portion of $146.8 million was recorded to intangible assets, net with the remainder recorded to other current assets on the consolidated balance sheet.
Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the new property which expires in 2046. VMware will possess the title to the interest and buildings during the duration of the lease. Upon termination of the lease, title will revert to the lessor. The $73.9 million of buildings and site improvements began depreciating and the $151.1 million of intangible assets began amortizing from the date they were placed into service through 2046. VMware also entered into an amendment to the ground lease for its existing campus so that the terms of both leases will be 34 years and 11 months from the closing of the purchase agreement. Annual rent payments for the new property will initially be approximately $6.8 million, and will increase by 3% annually. VMware is also responsible for paying all taxes, insurance and other expenses necessary to operate the parcel.
As of December 31, 2012 and December 31, 2011, construction in progress primarily represented buildings and site improvements related to VMware’s Palo Alto campus expansion that had not yet been placed into service.
H. Accrued Expenses and Other
Accrued expenses and other as of December 31, 2012 and 2011 consisted of the following (table in thousands):

	December 31,
	2012	2011
Salaries, commissions, bonuses, and benefits	$292,243	$287,248
Accrued partner liabilities	128,866	124,359
Other	253,637	176,043
Total	$674,746	$587,650

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.
I. Unearned Revenues
Unearned revenues as of December 31, 2012 and 2011 consisted of the following (table in thousands):

	December 31,
	2012	2011
Unearned license revenues	$462,655	$389,225
Unearned software maintenance revenues	2,755,013	2,133,512
Unearned professional services revenues	242,897	185,681
Total unearned revenues	$3,460,565	$2,708,418
Unearned license revenues are either recognized ratably, recognized upon delivery of existing or future products or services, or will be recognized ratably upon delivery of future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. VMware regularly offers product promotions as a strategy to improve awareness of its emerging products. To the extent promotional products have not been delivered and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At December 31, 2012, the ratable component represented over half of the total unearned license revenue balance. Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are recognized ratably, typically over terms of one to five years with a weighted-average remaining term at December 31, 2012 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered.
J. Note Payable to EMC
In April 2007, VMware declared an $800.0 million dividend to EMC paid in the form of a note payable, with interest payable quarterly in arrears and original maturity date of April 2012. In August 2007, VMware repaid $350.0 million of the note payable, and as of December 31, 2012, $450.0 million remained outstanding. In June 2011, VMware and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The interest rate of the 90-day LIBOR plus 55 basis points continues to reset quarterly. For the years ended December 31, 2012, 2011 and 2010, $4.7 million, $3.9 million and $4.1 million, respectively, of interest expense were recorded related to the note payable. The note may be repaid prior to the maturity date without penalty. No repayments of principal were made during the years ended December 31, 2012 and 2011.
K. Income Taxes
The domestic and foreign components of income before provisions for income taxes were as follows (table in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Domestic	$176,672	$112,423	$127,293
International	716,442	681,990	289,082
Total	$893,114	$794,413	$416,375

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware’s provision for income taxes consisted of the following (table in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Federal:
Current	$161,273	$42,772	$65,796
Deferred	(70,858)	(23,566)	(42,158)
	90,415	19,206	23,638
State:
Current	13,248	721	15,496
Deferred	(7,641)	11,353	(9,055)
	5,607	12,074	6,441
Foreign:
Current	44,043	41,351	34,592
Deferred	7,347	(2,154)	(5,735)
	51,390	39,197	28,857
Total provision for income taxes	$147,412	$70,477	$58,936
A reconciliation of VMware’s income tax rate to the statutory federal tax rate is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.6%	1.5%	1.5%
Tax rate differential for international jurisdictions	(22.4)%	(25.1)%	(17.3)%
U.S. tax credits	(0.2)%	(6.2)%	(8.6)%
Permanent items and other	3.5%	3.7%	3.6%
Effective tax rate	16.5%	8.9%	14.2%
Deferred tax assets and liabilities are recognized for future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (table in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Unearned revenue	$210,741	$126,270
Accruals and other	43,331	54,150
Stock-based compensation	64,687	56,074
Tax credit and net operating loss carryforwards	130,139	133,080
Net deferred tax assets	448,898	369,574
Valuation allowance	(63,955)	(56,573)
Total deferred tax assets	384,943	313,001
Deferred tax liabilities:
Property, plant and equipment, net	(51,079)	(21,162)
Intangibles and other assets, net	(54,650)	(7,360)
Total deferred tax liabilities	(105,729)	(28,522)
Total deferred tax assets, net	$279,214	$284,479

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware has U.S. federal net operating loss carryforwards of $130.1 million from acquisitions made since 2007. These carryforwards expire at different periods through 2031. Portions of these carryforwards are subject to annual limitations. VMware expects to be able to fully use these net operating losses against future income. Also resulting from acquisitions since 2006, VMware has state net operating loss carryforwards of $231.0 million expiring at different periods through 2031. A valuation allowance was recorded to reduce gross deferred tax assets to an amount VMware believes is more likely than not to be realized. The valuation allowance is attributable to the uncertainty regarding the realization of state tax credit carryforward benefits. VMware has non-U.S. net operating losses and credits of $14.9 million resulting from a non-U.S. acquisition in 2009. These net operating losses have an unlimited carryforward period. VMware expects to be able to fully use these net operating losses against future non-U.S. income. Also, VMware has non-U.S. net operating losses of $9.3 million that are subject to a full valuation allowance as VMware believes it is more likely than not that no tax benefit will be realized from these losses. These are primarily from a 2009 acquisition.
U.S. income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries of approximately $2,001.6 million and $1,560.9 million at December 31, 2012 and 2011, respectively, because such earnings are considered to be reinvested indefinitely outside of the U.S., or will be remitted substantially free of additional tax. VMware's rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. VMware's international income is primarily earned by VMware's subsidiaries in Ireland, where the statutory tax rate is 12.5%. Management does not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on VMware's effective tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware's foreign operations and no provision for U.S. taxes has been provided with respect to such income.
As of December 31, 2012, VMware's total cash, cash equivalents, and short-term investments were $4,630.8 million, of which $2,996.7 million was held outside the U.S. VMware's intent is to indefinitely reinvest its non-U.S. funds in its foreign operations, and VMware's current plans do not demonstrate a need to repatriate them to fund its U.S. operations. VMware plans to meet its U.S. liquidity needs through cash flows from operations, external borrowings, or both. VMware utilizes a variety of tax planning strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. If VMware determines these overseas funds are needed for its operations in the U.S., the Company would be required to accrue U.S. taxes on the related undistributed earnings in the period VMware determines the earnings will no longer be indefinitely invested outside the U.S. in order to repatriate these funds. At this time, it is not practicable to estimate the amount of tax that may be payable were VMware to repatriate these funds.
VMware is included in the EMC consolidated group for U.S. federal income tax purposes. As of December 31, 2012, VMware had a net income tax payable of $31.9 million, which was included in accrued expenses and other on its consolidated balance sheet. This net amount is primarily comprised of amounts due to and due from EMC under the tax sharing agreement. VMware has stand-alone taxable income for the year ended December 31, 2012. Under the tax sharing agreement with EMC, VMware is obligated to pay EMC an amount equal to the tax liability generated by VMware that EMC will incur on its consolidated tax return. VMware will finalize the 2012 federal tax return with EMC in 2013. At December 31, 2011, VMware had a net income tax payable due to EMC of $3.3 million, which was primarily comprised of amounts due to and due from EMC under the tax sharing agreement. During the year ended December 31, 2012, EMC paid VMware $19.3 million due to VMware's various state taxable losses for the years ended December 31, 2011 and 2010. These losses were primarily attributable to tax deductions arising from both non-qualified stock option exercises and from restricted stock when the restrictions lapsed.
The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In 2012, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders' equity of $4.4 million. In 2011 and 2010, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $7.8 million and $6.5 million, respectively.
As of December 31, 2012, VMware had gross unrecognized tax benefits totaling $150.9 million, which excludes $6.9 million of offsetting tax benefits. As of December 31, 2011, VMware had gross unrecognized tax benefits totaling $85.4 million, which excludes $9.3 million of offsetting tax benefits. Approximately $143.5 million of VMware’s net unrecognized tax benefits, not including interest, if recognized, would reduce income tax expense and lower VMware’s effective tax rate in the period or periods recognized. The net unrecognized tax benefits, including interest, of $151.5 million as of December 31, 2012 would, if recognized, benefit VMware’s effective income tax rate. The $151.5 million of net unrecognized tax benefits were classified as a non-current liability within other liabilities on the consolidated balance sheet. It is reasonably possible that within the next 12 months audit resolutions could potentially reduce total unrecognized tax benefits by approximately $10.1 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $6.0 million of interest as of January 1, 2012 and $8.1 million of interest as of December 31, 2012 associated with unrecognized tax benefits. These amounts are included as components of the $151.5 million unrecognized tax benefits, net of federal tax benefits, at December 31, 2012 and $86.6 million unrecognized tax benefits, net of federal tax benefits, at December 31, 2011. Income tax expense for the year ended December 31, 2012 included interest of $2.1 million associated with uncertain tax positions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest associated with unrecognized tax benefits, is as follows (table in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Balance, beginning of the year	$94,692	$109,294	$84,970
Tax positions related to current year:
Additions	12,462	19,323	27,777
Reductions	(3,529)	(1,788)	—
Tax positions related to prior years:
Additions related to acquisitions completed in 2012	60,410	—	—
Additions	19	3,409	7,339
Reductions	(815)	(9,281)	(9,563)
Settlements	(335)	(23,394)	—
Reductions resulting from a lapse of the statute of limitations	(4,375)	(2,416)	(904)
Foreign currency effects	(761)	(455)	(325)
Balance, end of the year	$157,768	$94,692	$109,294
Due to the increased complexity in international operations, including judgments in determining the appropriate tax jurisdictions for revenue and expense items, the Company’s unrecognized tax benefits will likely increase in 2013. However, the Company cannot reasonably estimate the increase.
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
The U.S. federal income tax audit of the EMC consolidated group for 2009 and 2010 commenced in 2012. VMware has income tax audits in progress in numerous state, local and international jurisdictions in which it operates. In the VMware international jurisdictions, which comprise a significant portion of its operations, the years that may be examined vary, with the earliest year being 2007. Based on the outcome of examinations of VMware, the result of the expiration of statutes of limitations for specific jurisdictions or the result of ruling requests from taxing authorities, it is reasonably possible that the related unrecognized tax benefits could change from those recorded in the statement of financial position. It is possible that one or more of these audits may be finalized within the next twelve months. However, based on the status of examinations, and the protocol of finalizing audits, it is not possible to estimate the impact of such changes, if any, to the previously recorded uncertain tax positions.
L. Commitments and Contingencies
Litigation
From time to time, VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from government entities regarding the compliance of our contracting and sales practices with applicable regulations. VMware accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2012 and 2011, the amounts accrued were not material. To the extent there is a reasonable possibility that the

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would also be immaterial to VMware’s consolidated financial position and results of operations.
Operating Lease Commitments
VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $61.6 million, $56.4 million and $46.4 million, respectively. VMware’s minimum future lease commitments at December 31, 2012 were as follows (table in thousands):

2013	$54,619
2014	49,498
2015	40,471
2016	33,542
2017	31,748
Thereafter	547,214
Total minimum lease payments	$757,092
The amount of the future lease commitments after 2017 is primarily for the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in 2046. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.
Outstanding Obligations
At December 31, 2012, VMware had various contractual commitments aggregating $67.1 million.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
VMware Equity Plan
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In May 2009, VMware amended its 2007 Plan to increase the number of shares available for issuance by 20.0 million shares for total shares available for issuance of 100.0 million. The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 2.1 million shares, which accordingly have been added to the 2007 Plan reserve. Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock units. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years and expire between six and seven years from the date of grant. Since 2009, VMware has not issued new stock options outside of those assumed in acquisitions. Most restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. At December 31, 2012, there were an aggregate of 16.5 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.
VMware Stock Repurchase Programs
The following table summarizes stock repurchase authorizations in the years ended December 31, 2012, 2011 and 2010 (amounts in table in thousands):

Month Authorized	Amount Authorized	Expiration Date
November 2012	$250,000	End of 2014
February 2012	600,000	End of 2013
February 2011	550,000	End of 2012
March 2010	400,000	End of 2011
Purchases under the February 2011 authorization were completed in the second quarter of 2012. Purchases under the March 2010 authorization were completed in the first quarter of 2011.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

From time to time, future stock repurchases may be made pursuant to the November 2012 and February 2012 authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware's stock repurchase programs are retired.
The following table summarizes stock repurchase activity in the years ended December 31, 2012, 2011 and 2010 (table in thousands, except per share amounts):

	For the Years Ended December 31,
	2012	2011	2010
Aggregate purchase price	$467,534	$526,203	$338,527
Class A common shares repurchased	5,132	5,953	4,909
Weighted-average price per share	$91.10	$88.37	$68.96
The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital. As of December 31, 2012, the authorized amount remaining for repurchase was $467.9 million.
VMware Employee Stock Purchase Plan
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. A total of 6.4 million shares of VMware Class A common stock were reserved for future issuance. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year. As of December 31, 2012, 0.6 million shares of VMware Class A common stock were available for issuance under the ESPP.
The following table summarizes ESPP activity in the years ended December 31, 2012, 2011 and 2010 (table in thousands, except per share amounts):

	For the Year Ended December 31,
	2012	2011	2010
Cash proceeds	$69,372	$56,964	$45,162
Class A common shares purchased	897	816	1,510
Weighted-average price per share	$77.34	$69.81	$29.90
As of December 31, 2012, $37.2 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase in January 2013.
VMware and EMC Stock Options
Prior to the adoption of VMware’s 2007 Plan in June 2007, eligible VMware employees participated in EMC’s equity plans. In August 2007, VMware and EMC completed an exchange offer enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware Class A common stock. VMware employees who did not elect to exchange their EMC options for options to purchase VMware Class A common stock continue to have their existing grants governed under EMC’s stock plans. Additionally, if an employee transferred from EMC to VMware had outstanding EMC options at the date of transfer, the employee retained their EMC grant which also continues to be governed under the EMC stock plan. Similarly, if an employee transferred from VMware to EMC had outstanding VMware options at the date of transfer, the employee retained their VMware grant which continues to be governed under the VMware stock plan.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes option activity since January 1, 2010 for VMware and EMC stock options (shares in thousands):

	VMware Stock Options		EMC Stock Options
	Number of Shares	Weighted- Average Exercise Price (per share)	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2010	41,507	$28.34	1,998	$14.05
Options relating to employees transferred to/from EMC, net	—	—	2,198	15.53
Granted	3,362	57.60	—	—
Forfeited	(2,220)	30.78	(164)	11.44
Expired	(151)	83.86	(193)	55.81
Exercised	(15,574)	24.79	(1,175)	10.53
Outstanding, December 31, 2010	26,924	33.54	2,664	13.93
Options relating to employees transferred to/from EMC, net	—	—	2,256	13.53
Granted	171	5.68	—	—
Forfeited	(1,011)	40.98	(230)	14.47
Expired	(112)	101.66	(139)	31.56
Exercised	(9,798)	28.64	(923)	13.58
Outstanding, December 31, 2011	16,174	35.27	3,628	13.16
Options relating to employees transferred to/from EMC, net	—	—	(177)	4.40
Granted	1,201	4.67	—	—
Forfeited	(644)	42.07	(36)	14.96
Expired	—	—	(11)	12.67
Exercised	(6,598)	30.44	(761)	12.35
Outstanding, December 31, 2012	10,133	34.36	2,643	15.12
Exercisable, December 31, 2012	7,382	35.49	1,764	14.50
Vested and expected to vest, December 31, 2012	10,067	34.23	2,612	15.09
The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.
As of December 31, 2012, for the VMware stock options, the weighted-average remaining contractual term was 1.9 years and the aggregate intrinsic value was $439.5 million for the 7.4 million exercisable shares. For the 10.1 million options vested and expected to vest at December 31, 2012, the weighted-average remaining contractual term was 2.7 years and the aggregate intrinsic value was $609.6 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $94.14 as of December 31, 2012, which would have been received by the option holders had all in-the-money options been exercised as of that date.
As of December 31, 2012, for the EMC stock options, the weighted-average remaining contractual term was 4.8 years and the aggregate intrinsic value was $19.1 million for the 1.8 million exercisable shares. For the 2.6 million shares vested and expected to vest at December 31, 2012, the weighted-average remaining contractual term was 5.3 years and the aggregate intrinsic value was $26.7 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on EMC’s closing stock price of $25.30 as of December 31, 2012, which would have been received by the option holders had all in-the-money options been exercised as of that date.
Cash proceeds from the exercise of VMware stock options for the years ended December 31, 2012, 2011 and 2010 were $183.8 million, $280.6 million and $386.1 million, respectively. The options exercised in 2012, 2011 and 2010 had a pre-tax intrinsic value of $443.3 million, $647.8 million and $678.8 million, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash proceeds from the exercise of EMC stock options paid to EMC were $9.4 million, $12.2 million and $12.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The pre-tax intrinsic value of these options held by VMware employees that were exercised during the years ended December 31, 2012, 2011 and 2010 were $11.3 million, $12.0 million and $10.8 million, respectively.
VMware Restricted Stock
VMware restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on the VMware stock price on the date of grant, and shares underlying RSU awards are not issued until the restricted stock units vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware restricted stock also included PSUs. In 2012, VMware granted PSU awards to certain of its executives and employees. The awards will vest through the first quarter of 2015 if certain employee specific or VMware designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into VMware’s Class A common stock at ratios ranging from 0.5 to 3.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued under that PSU award.
The following table summarizes restricted stock activity since January 1, 2010 (units in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2010	9,211	$33.21
Granted	4,933	74.87
Vested	(3,688)	32.38
Forfeited	(704)	39.05
Outstanding, December 31, 2010	9,752	54.17
Granted	4,548	91.51
Vested	(3,853)	48.47
Forfeited	(907)	64.70
Outstanding, December 31, 2011	9,540	72.74
Granted	7,832	101.73
Vested	(3,751)	69.01
Forfeited	(1,451)	81.53
Outstanding, December 31, 2012	12,170	91.93
As of December 31, 2012, 12.2 million of units outstanding included 11.1 million of RSUs, 0.6 million of restricted stock and 0.5 million of PSUs. Such PSUs are convertible into a maximum aggregate of 1.2 million shares. Shares underlying RSUs and PSUs are not issued until the RSUs and PSUs vest.
The total fair value of VMware restricted stock, including restricted stock and restricted stock units, that vested in the years ended December 31, 2012, 2011 and 2010 was $346.9 million, $356.1 million and $258.0 million, respectively. As of December 31, 2012, restricted stock representing 12.2 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,145.7 million based on VMware’s closing price as of December 31, 2012. These awards are scheduled to vest through 2016.
VMware Shares Repurchased for Tax Withholdings
In the years ended December 31, 2012, 2011 and 2010 VMware repurchased and retired or withheld 1.7 million, 1.3 million and 1.3 million shares, respectively, of Class A common stock, for $135.6 million, $121.9 million and $87.1 million, respectively, to cover tax withholding obligations. These amounts differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation
The following table summarizes the components of total stock-based compensation included in VMware’s consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 (table in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Cost of license revenues	$2,072	$1,606	$1,653
Cost of services revenues	28,220	23,389	18,478
Research and development	210,377	174,264	164,435
Sales and marketing	149,879	95,688	73,146
General and administrative	48,107	40,206	33,979
Stock-based compensation	438,655	335,153	291,691
Income tax benefit	(132,426)	(98,180)	(94,110)
Total stock-based compensation, net of tax	$306,229	$236,973	$197,581
For the year ended December 31, 2012, no costs were capitalized for the development of software products. For the years ended 2011 and 2010, VMware capitalized $12.4 million and $10.9 million, respectively, of stock-based compensation associated with capitalized software development.
From time to time, VMware issues equity awards that have a guaranteed amount of value and are classified as liability awards on VMware’s consolidated balance sheet. As of December 31, 2012, liability-classified awards with an aggregate guaranteed value of $56.4 million were outstanding. Upon vesting, these grants will be settled in shares based upon the stock price or a trailing average stock price on a date determined by the terms of each individual award.
As of December 31, 2012, the total unrecognized compensation cost for stock options and restricted stock was $945.4 million. This non-cash expense will be recognized through 2016 with a weighted-average remaining period of 1.6 years. Stock-based compensation related to both VMware and EMC equity awards held by VMware employees is recognized on VMware's consolidated statements of income over the awards' requisite service periods. Stock-based compensation related to VMware equity awards held by EMC employees is recognized on EMC's consolidated statements of income over the awards' requisite service periods.
Fair Value of VMware Options
The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	35.8%	37.7%	38.0%
Risk-free interest rate	0.3%	1.0%	1.5%
Expected term (in years)	2.7	3.0	3.5
Weighted-average fair value at grant date	$80.45	$88.40	$18.05

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	37.8%	34.9%	33.1%
Risk-free interest rate	0.1%	0.2%	0.2%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$23.36	$23.69	$15.18
The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware's stock on the date of grant.
For all equity awards granted in 2012, 2011 and 2010, volatility was based on an analysis of historical stock prices and implied volatilities of publicly-traded companies with similar characteristics, including industry, stage of life cycle, size, financial leverage, as well as the implied volatilities of VMware’s Class A common stock. The expected term was calculated based upon an analysis of the expected term of similar grants of comparable publicly-traded companies, the term of the purchase period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
N. Related Party Transactions
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles VMware’s products and services with EMC’s products and sells them to end-users. In the years ended December 31, 2012, 2011 and 2010, VMware recognized revenues of $160.2 million, $72.0 million and $48.5 million, respectively, from such contractual arrangement with EMC. As of December 31, 2012 and 2011, $149.5 million and $105.6 million, respectively, of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the years ended December 31, 2012, 2011 and 2010, VMware recognized professional services revenues of $97.7 million, $66.2 million and $60.6 million, respectively, from such contractual agreements with EMC. As of December 31, 2012 and 2011, $2.9 million and $5.1 million, respectively, of revenues from professional services to EMC customers were included in unearned revenues.
In the years ended December 31, 2012, 2011 and 2010, VMware recognized revenues of $9.1 million, $3.2 million and $6.1 million, respectively, from products and services purchased by EMC for internal use pursuant to VMware's contractual agreements with EMC. As of December 31, 2012 and 2011, $28.4 million and $23.4 million, respectively, of revenues from products and services purchased by EMC for internal use were included in unearned revenues.
VMware purchased products and services from EMC for $42.2 million, $24.3 million and $18.4 million in the years ended December 31, 2012, 2011 and 2010, respectively.
Pursuant to the tax sharing agreement, VMware has made payments to EMC and EMC has made payments to VMware. The following table summarizes these payments made between VMware and EMC during the years ended December 31, 2012, 2011 and 2010 (table in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Payments from VMware to EMC	$—	$12,148	$5,100
Payments from EMC to VMware	19,280	314,450	2,471
Payments between VMware and EMC under the tax sharing agreement primarily relate to VMware's portion of federal income taxes on EMC's consolidated tax return. Payments from VMware to EMC primarily relate to periods for which VMware had stand-alone federal taxable income, while payments from EMC to VMware relate to periods for which VMware had a stand-alone federal taxable loss. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In 2012, the difference between the amount of tax calculated on

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity of $4.4 million. In 2011 and 2010, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $7.8 million and $6.5 million, respectively.
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on VMware’s behalf in the U.S. that are also recorded as expenses in VMware’s consolidated statements of income. The total cost of the services provided to VMware by EMC as described above was $106.3 million, $82.6 million and $66.4 million in the years ended December 31, 2012, 2011 and 2010, respectively.
In the years ended December 31, 2012, 2011 and 2010, $4.7 million, $3.9 million and $4.1 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. VMware’s interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
In the second quarter of 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets. EMC continues to be responsible to Mozy customers for Mozy products and services and continues to recognize revenue from such products and services. VMware entered into an operational support agreement with EMC through the end of 2012, pursuant to which VMware took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, were reimbursed to VMware by EMC. On the consolidated statements of income, in the years ended December 31, 2012 and 2011, such amounts were $65.0 million and $39.0 million, respectively. These amounts were recorded as a reduction to the costs VMware incurred. As of December 31, 2012, the operational support agreement between VMware and EMC was amended such that VMware will no longer operate the Mozy service on behalf of EMC. Under the amendment, VMware will transfer substantially all employees that support Mozy services to EMC and EMC will purchase certain assets from VMware in relation to transferred employees. The termination of service and related transfer of employees and sale of assets is anticipated to be substantially completed during the first quarter of 2013.
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
From time to time, VMware and EMC enter into agreements to collaborate on technology projects. In the years ended December 31, 2012, 2011 and 2010, VMware received $6.5 million, $2.3 million and $2.3 million, respectively, from EMC for EMC's portion of expenses related to such projects.
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and took on the role of Chief Strategy Officer of EMC. With the exception of a long-term incentive performance award from EMC that Pat Gelsinger agreed to cancel in consideration of a new performance stock unit award from VMware, both Paul Maritz and Pat Gelsinger retained and continue to vest in their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards will be recognized on VMware’s consolidated statements of income over the awards’ remaining requisite service periods. Stock-based compensation related to Paul Maritz’s VMware awards will be recognized as an expense by EMC.
As of December 31, 2012, VMware had $67.9 million net due from EMC, which consisted of $111.5 million due from EMC, partially offset by $43.6 million due to EMC. As of December 31, 2011, VMware had $73.8 million net due from EMC, which consisted of $101.4 million due from EMC, partially offset by $27.6 million due to EMC. These amounts resulted from the related party transactions described above. Additionally, VMware had a net income tax payable due to EMC of $31.9 million and $3.3 million as of December 31, 2012 and 2011, which were included in accrued expenses and other on VMware’s consolidated balance sheets. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
In December 2012, VMware and EMC launched the Pivotal Initiative, pursuant to which both companies plan to commit technology, people and programs.
Transactions with Other Related Parties
Cisco Systems holds 6.5 million shares of VMware Class A common stock representing greater than 5% of VMware’s outstanding Class A common stock. Additionally, one of the members of VMware's Board of Directors has served as an Executive Officer of Intel Corporation since October 2012. VMware has in the past done business, and expects to continue to do business, with Cisco and Intel on a regular arm’s-length basis, on the same or similar terms as would be negotiated with unrelated third parties. Transactions with Cisco in the years ended December 31, 2012, 2011 and 2010, and with Intel in the year ended December 31, 2012, had no material impact on VMware’s consolidated financial statements.
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
Revenues by geographic area for the years ended December 31, 2012, 2011 and 2010 were as follows (table in thousands):

	For the Year Ended December 31,
	2012	2011	2010
United States	$2,228,575	$1,824,249	$1,452,738
International	2,376,472	1,942,847	1,404,605
Total	$4,605,047	$3,767,096	$2,857,343
No country other than the United States had material revenues for the years ended December 31, 2012, 2011 and 2010.
One customer accounted for 15%, 15% and 13% of revenues in 2012, 2011 and 2010, respectively, and another customer accounted for 12%, 11%, and 10% of revenues in 2012, 2011 and 2010, respectively. A third customer accounted for 10% and 11% of revenues in 2011 and 2010, respectively.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of December 31, 2012, 2011 and 2010 were as follows (table in thousands):

	For the Year Ended December 31,
	2012	2011	2010
United States	$562,862	$429,678	$306,182
International	51,207	46,477	43,363
Total	$614,069	$476,155	$349,545
No country other than the United States accounted for 10% or more of these assets at December 31, 2012, 2011 and 2010, respectively.
VMware groups its products into portfolios that are categorized into the following classes:
Cloud Infrastructure and Management products. The Cloud Infrastructure and Management product group is based upon VMware's flagship virtualization platform, VMware vSphere. VMware vSphere decouples the entire software environment from its underlying hardware infrastructure, and also enables the aggregation of multiple servers, storage infrastructures and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. The Cloud Infrastructure and Management group also encompasses the VMware vCloud Suite and various Cloud Management solutions optimized to work with vSphere environments and designed to simplify and automate management of dynamic cloud infrastructures.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Products. The other product category includes Cloud Application Platform and End-User Computing products, including desktop virtualization products. The Company's Cloud Application Platform solutions help organizations build, run and manage enterprise applications in public, private or hybrid clouds optimized for vSphere and include products such as the VMware vFabric family of products. The Company’s End-User Computing solutions enable a user-centric approach to personal computing that ensures secure access to applications and data from a variety of devices and locations, while also addressing the needs of corporate IT departments, and include products such as VMware View, VMware ThinApp, VMware Zimbra, and VMware Workstation.
Revenues by class of products or services for the years ended December 31, 2012, 2011 and 2010 were as follows (table in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Cloud Infrastructure and Management	$1,888,183	$1,665,599	$1,263,232
Other products	198,807	175,570	138,192
License revenues	2,086,990	1,841,169	1,401,424
Services revenues	2,518,057	1,925,927	1,455,919
Total	$4,605,047	$3,767,096	$2,857,343
P. Selected Quarterly Financial Data (unaudited)
Quarterly financial data for 2012 and 2011 were as follows (tables in millions, except per share amounts):

2012	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Revenues	$1,055.2	$1,123.0	$1,133.7	$1,293.2
Net income	$191.4	$191.7	$156.8	$205.8
Net income per share, basic	$0.45	$0.45	$0.37	$0.48
Net income per share, diluted	$0.44	$0.44	$0.36	$0.47

2011	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Revenues	$843.7	$921.2	$941.9	$1,060.3
Net income	$125.8	$220.2	$177.5	$200.4
Net income per share, basic	$0.30	$0.52	$0.42	$0.47
Net income per share, diluted	$0.29	$0.51	$0.41	$0.46
Q. Subsequent Events
In January 2013, VMware announced a business plan to streamline its operations, subject to compliance with applicable legal obligations, to rationalize its portfolio and scale back investments in some areas of its business that it does not believe are directly related to its core growth opportunities. The plan includes the elimination of approximately 900 positions and personnel, which is expected to result in a charge in the range of $70.0 million to $80.0 million. Any such proposals in countries outside the United States will be subject to a review of efficiency, resources and performance. Additionally, VMware is planning an exit of certain lines of business and consolidation of facilities, which are expected to result in a charge in the range of $20.0 million to $30.0 million. The plan is expected to be completed by the end of 2013. Finalization of the plan will be subject to local information and consultation processes with employee representatives if required by law. The total charge resulting from this plan is expected to be between $90.0 million and $110.0 million, with total cash expenditures associated with the plan expected to be in the range of $80.0 million to $90.0 million.

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2012. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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

3.	Index to exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Merger by and among VMware, Inc., Nile Merger Corporation, Nicira, Inc. and the Representative of the Indemnifying Holders of Nicira, Inc., dated July 21, 2012		8-K	8/24/2012
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
4.1	Form of specimen common stock certificate		S-1/A-4	7/27/2007
10.1	Form of Master Transaction Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.2	Form of Administrative Services Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.3	Form of Tax Sharing Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC Corporation		S-1/A-1	6/11/2007
10.5	Form of Employee Benefits Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.6	Form of Real Estate License Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.7+	Form of Indemnification Agreement for directors and executive officers		S-1/A-1	6/11/2007
10.8+	2007 Equity and Incentive Plan, as amended and restated December 17, 2012	X
10.9	Amended and Restated Promissory Note between VMware, Inc. and EMC Corporation dated June 11, 2011		10-Q	8/3/2011
10.10	Form of Insurance Matters Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.11+	Form of Option Agreement, as amended October 15, 2010		10-K	2/28/2011
10.12+	Form of Restricted Stock Unit Agreement, as amended December 17, 2012	X
10.13	2007 Employee Stock Purchase Plan, as amended and restated February 24, 2010		10-Q	5/5/2010

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.14	Form of Early Exercise Option Agreement		S-1/A-2	7/27/2007
10.16+	Letter Agreement between VMware, Inc. and Tod Nielsen dated January 5, 2009		10-K	2/26/2009
10.17+	Letter Agreement between VMware, Inc. and Patrick Gelsinger dated September 14, 2012	X
10.18+	Letter Agreement between VMware, Inc. and Dawn Smith dated September 16, 2009		10-K	3/1/2010
10.19	First Amendment to Tax Sharing Agreement between VMware, Inc. and EMC Corporation effective as of January 1, 2011		10-Q	5/4/2011
10.20+	Executive Bonus Program, amended and restated February 14, 2012		10-Q	5/2/2012
10.21	Agreement of Purchase and Sale Agreement between Roche Palo Alto LLC and VMware, Inc. dated March 16, 2011		10-Q	8/3/2011
10.22	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)		10-Q	8/3/2011
10.23	Ground Lease between 3401 Hillview LLC. and the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006, as amended October 1, 2007 and June 13, 2011		10-Q	8/3/2011
10.24+	Letter Agreement between VMware, Inc. and Jonathan Chadwick dated October 12, 2012	X
10.25+	Form of Performance Stock Unit Agreement, as amended December 17, 2012	X
21.1	List of subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	February 27, 2013	By:	/s/ Patrick P. Gelsinger
Patrick P. Gelsinger Chief Executive Officer

Dated:	February 27, 2013	By:	/s/ Jonathan C. Chadwick
Jonathan C. Chadwick Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 27, 2013	/s/ Patrick P. Gelsinger	Chief Executive Officer and Director (Principal Executive Officer)
Patrick P. Gelsinger

February 27, 2013	/s/ Jonathan C. Chadwick	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)
Jonathan C. Chadwick

February 27, 2013	/s/ Joseph M. Tucci	Chairman
Joseph M. Tucci

February 27, 2013	/s/ Michael W. Brown	Director
Michael W. Brown

February 27, 2013	/s/ John R. Egan	Director
John R. Egan

February 27, 2013	/s/ David I. Goulden	Director
David I. Goulden

February 27, 2013	/s/ Renee J. James	Director
Renee J. James

February 27, 2013	/s/ Paul A. Maritz	Director
Paul A. Maritz

February 27, 2013	/s/ Dennis D. Powell	Director
Dennis D. Powell

February 27, 2013	/s/ David N. Strohm	Director
David N. Strohm

VMWARE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to General and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2012 allowance for doubtful accounts	$3,794	$1,395	$—	$(922)	$4,267
Year ended December 31, 2011 allowance for doubtful accounts	$4,519	$(643)	$—	$(82)	$3,794
Year ended December 31, 2010 allowance for doubtful accounts	2,525	2,574	—	(580)	4,519

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts (1)	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended December 31, 2012 income tax valuation allowance	$56,573	$7,512	$—	$(130)	$63,955
Year ended December 31, 2011 income tax valuation allowance	$35,873	$22,752	$—	$(2,052)	$56,573
Year ended December 31, 2010 income tax valuation allowance	28,852	20,878	(13,759)	(98)	35,873

(1)
For the year ended December 31, 2010, VMware reduced the valuation allowance in connection with state tax credits assigned to other corporations within the combined reporting group. VMware did not credit the income tax provision because the credits assigned were subject to a full valuation allowance.