Form 10-Q
period 2013-03-31
VMWARE, INC.
filed 2013-05-03
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period            from            to
Commission File Number 001-33622
_______________________________________________________
VMWARE, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	94-3292913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3401 Hillview Avenue Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)
(650) 427-5000
(Registrant’s telephone number, including area code)
______________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2013, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 428,177,477 of which 128,177,477 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, vSphere, VMware vCloud, vCenter, VMware vShield, VMware View, VMware vCloud Suite, VMware Horizon Suite, Dynamic Ops, and Wanova are registered trademarks or trademarks of VMware, Inc. in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenues:
License	$488,227	$481,927
Services	703,239	573,255
Total revenues	1,191,466	1,055,182
Operating expenses (1):
Cost of license revenues	57,344	56,743
Cost of services revenues	124,596	114,172
Research and development	270,558	222,390
Sales and marketing	417,418	363,412
General and administrative	98,466	81,300
Realignment charges	62,882	—
Operating income	160,202	217,165
Investment income	7,720	5,743
Interest expense with EMC	(965)	(1,287)
Other income (expense), net	(2,874)	2,285
Income before income taxes	164,083	223,906
Income tax provision (benefit)	(9,486)	32,470
Net income	$173,569	$191,436
Net income per weighted-average share, basic for Class A and Class B	$0.41	$0.45
Net income per weighted-average share, diluted for Class A and Class B	$0.40	$0.44
Weighted-average shares, basic for Class A and Class B	428,005	424,989
Weighted-average shares, diluted for Class A and Class B	432,631	433,213
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$523	$440
Cost of services revenues	7,278	5,819
Research and development	62,355	39,377
Sales and marketing	36,092	25,234
General and administrative	13,969	10,936
Realignment charges	5,433	—
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Net income	$173,569	$191,436
Other comprehensive income:
Changes in market value of available-for-sale securities:
Unrealized gains, net of taxes of $628 and $1,430	1,026	2,333
Reclassification of (gains) losses realized during the period, net of taxes of $(398) and $36	(650)	58
Net change in market value of available-for-sale securities	376	2,391
Changes in market value of effective foreign currency forward exchange contracts:
Unrealized gains (losses), net of taxes of $(27) and $40	(528)	768
Reclassification of losses realized during the period, net of taxes of $(1) and $0	(23)	—
Net change in market value of effective foreign currency forward exchange contracts	(551)	768
Total other comprehensive income (loss)	(175)	3,159
Total comprehensive income, net of taxes	$173,394	$194,595
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,840,149	$1,609,322
Short-term investments	3,096,531	3,021,512
Accounts receivable, net of allowance for doubtful accounts of $1,585 and $4,267	773,204	1,150,906
Due from EMC, net	8,485	67,934
Deferred tax assets	200,904	179,430
Other current assets	138,510	90,935
Total current assets	6,057,783	6,120,039
Property and equipment, net	693,993	664,669
Other assets, net	117,165	128,701
Deferred tax assets	107,846	103,001
Intangible assets, net	701,375	731,852
Goodwill	3,003,068	2,848,130
Total assets	$10,681,230	$10,596,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,830	$89,562
Accrued expenses and other	577,785	674,746
Unearned revenues	2,191,159	2,195,926
Total current liabilities	2,827,774	2,960,234
Note payable to EMC	450,000	450,000
Unearned revenues	1,299,049	1,264,639
Other liabilities	191,482	181,538
Total liabilities	4,768,305	4,856,411
Contingencies (see Note L)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 128,376 and 128,688 shares	1,284	1,287
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3,000	3,000
Additional paid-in capital	3,431,263	3,431,710
Accumulated other comprehensive income	5,501	5,676
Retained earnings	2,471,877	2,298,308
Total stockholders’ equity	5,912,925	5,739,981
Total liabilities and stockholders’ equity	$10,681,230	$10,596,392
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income	$173,569	$191,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,243	85,766
Stock-based compensation	115,925	81,806
Excess tax benefits from stock-based compensation	(22,215)	(53,682)
Non-cash realignment charges	14,468	—
Other	(2,236)	(928)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	380,259	226,550
Other assets	(40,807)	(47,706)
Due to/from EMC, net	59,449	55,548
Accounts payable	(8,310)	12,525
Accrued expenses	(115,308)	(94,817)
Income taxes payable	1,783	55,366
Deferred income taxes, net	(28,121)	(34,955)
Unearned revenues	56,723	99,695
Net cash provided by operating activities	676,422	576,604
Investing activities:
Additions to property and equipment	(77,843)	(33,671)
Purchases of available-for-sale securities	(736,927)	(701,463)
Sales of available-for-sale securities	485,560	422,317
Maturities of available-for-sale securities	181,978	256,977
Business acquisitions, net of cash acquired	(184,486)	—
Other investing	48	(1,497)
Net cash used in investing activities	(331,670)	(57,337)
Financing activities:
Proceeds from issuance of common stock	67,889	111,041
Repurchase of common stock	(181,961)	—
Excess tax benefits from stock-based compensation	22,215	53,682
Shares repurchased for tax withholdings on vesting of restricted stock	(22,068)	(13,637)
Net cash provided by (used in) financing activities	(113,925)	151,086
Net increase in cash and cash equivalents	230,827	670,353
Cash and cash equivalents at beginning of the period	1,609,322	1,955,756
Cash and cash equivalents at end of the period	$1,840,149	$2,626,109
Non-cash items:
Changes in capital additions, accrued but not paid	$(12,921)	$(2,650)
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	(2,042)	808
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) is the leader in virtualization infrastructure solutions utilized by organizations to help them transform the way they build, deliver and consume information technology (“IT”) resources. VMware’s virtualization infrastructure solutions, which include a suite of products designed to deliver a software-defined data center, run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.
Unaudited Interim Financial Information
These accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2013. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2012 Annual Report on Form 10-K.
As of March 31, 2013, EMC Corporation (“EMC”) holds approximately 80.0% of VMware’s outstanding common stock, including 42.5 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements. VMware and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and VMware’s intellectual property and real estate, agreements regarding the sale of goods and services to one another, and an agreement for EMC to resell VMware’s products and services to third party customers. In geographic areas where VMware has not established its own subsidiaries, VMware contracts with EMC subsidiaries for support services and for personnel who are managed by VMware. See Note N for further information regarding intercompany transactions between VMware and EMC.
Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC may not be considered arm’s length with an unrelated third party by nature of EMC’s majority ownership of VMware. Therefore, the financial statements included herein may not necessarily reflect the financial position, results of operations and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future if and when VMware contracts at arm’s length with unrelated third parties for the services the Company receives from and provides to EMC.
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
Use of Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to trade receivable valuation, certain accrued liabilities, useful lives of fixed assets and intangible assets, valuation of acquired intangibles, revenue reserves, income taxes, stock-based compensation and contingencies. Actual results could differ from those estimates.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. ASU 2013-02 is effective for fiscal periods beginning after December 15, 2012. VMware adopted this accounting standard update on January 1, 2013, and presents accumulated other comprehensive income in accordance with the requirements of the standard in this Quarterly Report on Form 10-Q.
In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. VMware adopted this accounting standard update, as amended, on January 1, 2013, but determined that there was no material impact to its consolidated financial statements.
B. Business Combinations and Goodwill
Business Combinations
On February 15, 2013, VMware acquired Virsto Software (“Virsto”), a provider of software that optimizes storage performance and utilization in virtual environments. The consideration paid for this acquisition was $184.5 million, net of cash acquired.
The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (table in thousands):

Intangible assets	$32,400
Goodwill	162,334
Total intangible assets acquired	194,734
Deferred tax liabilities, net	(135)
Other acquired liabilities, net of acquired assets	(10,113)
Total net liabilities assumed	(10,248)
Fair value of intangible assets acquired and net liabilities assumed	$184,486
The excess of the consideration for Virsto over the fair values assigned to the assets acquired and liabilities assumed, which represents the goodwill resulting from the acquisition, was allocated to VMware’s one operating segment. Management believes that the goodwill represents the synergies expected from combining the technologies of VMware with those of Virsto, including complementary products that will enhance the Company’s overall product portfolio.
The following table summarizes the fair value of the intangible assets acquired by VMware in conjunction with the acquisition of Virsto (amounts in table in thousands):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	5.0	$23,800
In-process research and development		8,600
Total intangible assets, net, excluding goodwill		$32,400
The results of operations of Virsto described above have been included in VMware’s consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired business were not material to VMware’s consolidated results of operations in the three months ended March 31, 2013.
In the third quarter of 2012, VMware acquired all of the outstanding capital stock of Nicira, Inc. (“Nicira”). The accounting for the Nicira acquisition has not been finalized due to pending items related to open tax returns which are to be filed in the third quarter of 2013. Additionally, the accounting has not been finalized for certain other business combinations made within the last year. These business combinations were not material to VMware's financial statements. For all business

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

combinations where the accounting has not been finalized, VMware has recorded provisional amounts in its consolidated financial statements. During the measurement period, VMware may record adjustments to the provisional amounts recorded.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2013 (table in thousands):

Balance, January 1, 2013	$2,848,130
Increase in goodwill related to business combination	162,334
Reductions related to business realignment plan	(3,094)
Deferred tax adjustments to purchase price allocations on prior year acquisitions	(3,912)
Other adjustments to purchase price allocations on prior year acquisitions	(390)
Balance, March 31, 2013	$3,003,068
C. Realignment Charges
In January 2013, VMware approved a business realignment plan to streamline its operations. The plan is expected to be completed by the end of 2013. The total charge resulting from this plan is expected to be between $75.0 million and $90.0 million, with total cash expenditures associated with the plan expected to be in the range of $60.0 million to $75.0 million. The associated cash payments are expected to be paid out primarily through the end of 2013.
The plan includes the elimination of approximately 800 positions and personnel across all major functional groups and geographies, which is expected to result in a charge in the range of $60.0 million to $65.0 million. As of March 31, 2013, approximately 700 of the employees had been terminated. Of the total expected charge for workforce reductions, $53.9 million was recorded to the consolidated statement of income for the three months ended March 31, 2013. The remainder of the workforce reduction charge relates to employees in foreign jurisdictions and will be recognized in future periods as the expected severance amounts are finalized. Additionally, VMware exited and is planning to exit certain lines of business and consolidate facilities, which VMware expects to result in a total charge, including asset impairments, in the range of $15.0 million to $25.0 million, of which $9.0 million was recorded to the consolidated statement of income for the three months ended March 31, 2013.
The following table summarizes the activity for the accrued realignment charge for the three months ended March 31, 2013 (table in thousands):

	Realignment Charges	Utilization	Balance as of March 31, 2013	Non-Cash Portion of Utilization
Workforce reductions	$53,847	$(28,062)	$25,785	$(5,433)
Asset impairments	9,035	(9,035)	—	(9,035)
Total	$62,882	$(37,097)	$25,785	$(14,468)
The non-cash portion of utilization for the workforce reduction relates to equity compensation. The non-cash portion for asset impairment primarily relates to the write-off of intangible assets due to disposition.
Additionally, as of March 31, 2013, VMware had reclassified assets of $26.9 million, primarily related to intangible assets for a line of business it plans to exit, to assets held for sale. Additionally, $27.2 million in unearned revenues was reclassified to liabilities held for sale. Assets held for sale are reported in other current assets, while liabilities held for sale are reported in accrued expenses and other on the consolidated balance sheet as of March 31, 2013.
D. Earnings per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, stock options and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate earnings per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computations of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 (table in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Net income	$173,569	$191,436
Weighted-average shares, basic for Class A and Class B	428,005	424,989
Effect of dilutive securities	4,626	8,224
Weighted-average shares, diluted for Class A and Class B	432,631	433,213
Net income per weighted-average share, basic for Class A and Class B	$0.41	$0.45
Net income per weighted-average share, diluted for Class A and Class B	$0.40	$0.44
For the three months ended March 31, 2013 and 2012, stock options to purchase 0.8 million and 0.4 million, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three months ended March 31, 2013 and 2012, 2.1 million and 0.1 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.
E. Investments
Investments as of March 31, 2013 and December 31, 2012 consisted of the following (tables in thousands):

	March 31, 2013
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$359,369	$845	$(15)	$360,199
U.S. and foreign corporate debt securities	1,637,942	5,482	(864)	1,642,560
Foreign governments and multi-national agency obligations	39,907	84	(26)	39,965
Municipal obligations	919,152	4,490	(33)	923,609
Asset-backed securities	2,670	—	(4)	2,666
Mortgage-backed securities	127,680	413	(561)	127,532
Total investments	$3,086,720	$11,314	$(1,503)	$3,096,531

	December 31, 2012
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$373,863	$1,093	$(11)	$374,945
U.S. and foreign corporate debt securities	1,545,397	6,122	(537)	1,550,982
Foreign governments and multi-national agency obligations	40,594	31	(6)	40,619
Municipal obligations	972,867	2,653	(504)	975,016
Asset-backed securities	1,000	—	—	1,000
Mortgage-backed securities	78,674	358	(82)	78,950
Total investments	$3,012,395	$10,257	$(1,140)	$3,021,512
In addition, VMware evaluated its investments as of March 31, 2013 and 2012 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of March 31, 2013 and December 31, 2012, VMware did not have investments in a material continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of March 31, 2013 and December 31, 2012, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in thousands):

	March 31, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$73,798	$(15)	$34,852	$(11)
U.S. and foreign corporate debt securities	428,227	(864)	315,609	(537)
Foreign governments and multi-national agency obligations	7,977	(26)	5,493	(5)
Municipal obligations	24,624	(33)	259,402	(501)
Asset-backed securities	2,666	(4)	—	—
Mortgage-backed securities	82,915	(561)	27,425	(82)
Total	$620,207	$(1,503)	$642,781	$(1,136)
Contractual Maturities
The contractual maturities of investments held at March 31, 2013 consisted of the following (table in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$761,343	$762,514
Due after 1 year through 5 years	2,200,816	2,209,594
Due after 5 years	124,561	124,423
Total investments	$3,086,720	$3,096,531
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
Additionally, VMware’s Level 2 classification includes foreign currency forward contracts as the valuation inputs for these are based upon quoted prices and quoted pricing intervals from public data sources. The fair value of these contracts was not material for any period presented. VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of March 31, 2013 and December 31, 2012.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheets, that were required to be measured at fair value as of March 31, 2013 and December 31, 2012 (tables in thousands):

	March 31, 2013
	Level 1	Level 2	Total
Money-market funds	$1,382,248	$—	$1,382,248
U.S. Government and agency obligations	217,077	143,122	360,199
U.S. and foreign corporate debt securities	—	1,652,855	1,652,855
Foreign governments and multi-national agency obligations	—	39,965	39,965
Municipal obligations	—	923,609	923,609
Asset-backed securities	—	2,666	2,666
Mortgage-backed securities	—	127,532	127,532
Total	$1,599,325	$2,889,749	$4,489,074

	December 31, 2012
	Level 1	Level 2	Total
Money-market funds	$1,125,240	$—	$1,125,240
U.S. Government and agency obligations	249,771	155,173	404,944
U.S. and foreign corporate debt securities	—	1,568,579	1,568,579
Foreign governments and multi-national agency obligations	—	40,619	40,619
Municipal obligations	—	975,016	975,016
Asset-backed securities	—	1,000	1,000
Mortgage-backed securities	—	78,950	78,950
Total	$1,375,011	$2,819,337	$4,194,348
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
Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into foreign currency forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income on the consolidated balance sheet and is subsequently reclassified to the related operating expense line item in the consolidated statements of income in the same period that the underlying expenses are incurred. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the consolidated statements of income as incurred.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of March 31, 2013 and December 31, 2012, VMware had forward contracts to purchase foreign currency designated as cash flow hedges with a total notional value of $36.2 million and $9.3 million, respectively. The fair value of these forward contracts was immaterial as of March 31, 2013 and December 31, 2012, and therefore excluded from the fair value tables above. For the three months ended March 31, 2013, all cash flow hedges were considered effective.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

gains and losses on VMware’s foreign currency forward contracts generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that VMware hedges.
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of March 31, 2013 and December 31, 2012, VMware had outstanding forward contracts with a total notional value of $292.9 million and $439.8 million, respectively. The fair value of these forward contracts was immaterial as of March 31, 2013 and December 31, 2012 and therefore excluded from the fair value tables above. In the three months ended March 31, 2013 and 2012, VMware recognized a gain of $11.0 million and a loss of $4.5 million, respectively, on its consolidated statements of income for its foreign currency forward contracts. The net impact of the gains and losses on VMware's foreign currency forward contracts and the gains and losses associated with the underlying foreign-currency denominated assets and liabilities resulted in a net loss of $2.5 million in the three months ended March 31, 2013 and a net gain of $1.3 million in the three months ended March 31, 2012.
H. Property and Equipment, Net
Property and equipment, net, as of March 31, 2013 and December 31, 2012 consisted of the following (table in thousands):

	March 31,	December 31,
	2013	2012
Equipment and software	$654,427	$636,495
Buildings and improvements	453,091	438,340
Furniture and fixtures	68,612	67,175
Construction in progress	126,881	97,016
Total property and equipment	1,303,011	1,239,026
Accumulated depreciation	(609,018)	(574,357)
Total property and equipment, net	$693,993	$664,669
Depreciation expense was $35.3 million and $32.8 million in the three months ended March 31, 2013 and 2012, respectively.
As of March 31, 2013 and December 31, 2012, construction in progress primarily represented buildings and site improvements related to VMware’s Palo Alto campus expansion that had not yet been placed into service.
I. Accrued Expenses and Other
Accrued expenses and other as of March 31, 2013 and December 31, 2012 consisted of the following (table in thousands):

	March 31,	December 31,
	2013	2012
Salaries, commissions, bonuses, and benefits	$205,077	$292,243
Accrued partner liabilities	104,767	128,866
Other	267,941	253,637
Total	$577,785	$674,746
Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.
J. Unearned Revenues
Unearned revenues as of March 31, 2013 and December 31, 2012 consisted of the following (table in thousands):

	March 31,	December 31,
	2013	2012
Unearned license revenues	$446,215	$462,655
Unearned software maintenance revenues	2,796,502	2,755,013
Unearned professional services revenues	247,491	242,897
Total unearned revenues	$3,490,208	$3,460,565

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Unearned license revenues are either recognized ratably, recognized upon delivery of existing or future products or services, or will be recognized ratably upon delivery of future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. VMware regularly offers product promotions to improve awareness of its emerging products. To the extent promotional products have not been delivered and VSOE of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At March 31, 2013, the ratable component represented over half of the total unearned license revenue balance. Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are recognized ratably, typically over terms of one to five years with a weighted-average remaining term at March 31, 2013 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered.
K. Income Taxes
Although VMware files a consolidated federal tax return with EMC, VMware calculates its income tax provision on a stand-alone basis. The Company's effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to differential tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.
VMware's effective income tax rate was (5.8)% and 14.5% for the three months ended March 31, 2013 and 2012, respectively. The lower effective rate for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 was primarily attributable to the discrete tax benefits recognized in the three months ended March 31, 2013 due to the retroactive enactment of the federal R&D tax credit by the United States Congress in January 2013 and the favorable tax impact of charges under VMware's realignment plan. See Note C to the consolidated financial statements for further information. The federal R&D tax credit applicable to 2012 benefited the effective income tax rate in the three months ended March 31, 2013 by $39.1 million. Additionally, the federal R&D credit applicable to 2013 favorably impacted the effective tax rate for the three months ended March 31, 2013, which was partially offset by a jurisdictional shift of income from lower-tax non-U.S. jurisdictions to the United States.
VMware's rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. VMware's international income is primarily earned by VMware's subsidiaries in Ireland, where the statutory tax rate is 12.5%. Management does not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on VMware's effective tax rate. As of March 31, 2013, VMware's total cash, cash equivalents, and short-term investments were $4,936.7 million, of which $3,385.9 million were held outside the U.S. VMware's intent is to indefinitely reinvest its non-U.S. funds in its foreign operations, and VMware's current plans do not demonstrate a need to repatriate them to fund its U.S. operations. VMware plans to meet its U.S. liquidity needs through cash flows from operations, external borrowings, or both. VMware utilizes a variety of tax planning strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. If VMware determines these overseas funds are needed for its operations in the U.S., the Company would be required to accrue U.S. taxes on the related undistributed earnings in the period VMware determines the earnings will no longer be indefinitely invested outside the U.S. in order to repatriate these funds. At this time, it is not practicable to estimate the amount of tax that may be payable were VMware to repatriate these funds.
As of March 31, 2013, VMware had gross unrecognized tax benefits totaling $157.6 million, which excludes $7.2 million of offsetting tax benefits. Approximately $145.2 million of VMware's net unrecognized tax benefits, not including interest and penalties, if recognized, would reduce income tax expense and lower VMware's effective tax rate in the period or periods recognized. In total, there were $162.4 million of net unrecognized tax benefits, including interest and penalties, which were classified as a non-current liability on the consolidated balance sheet as of March 31, 2013. It is reasonably possible that within the next 12 months audit resolutions could potentially reduce total unrecognized tax benefits by approximately $7.3 million. Due to the closure of a tax audit approximately $2.2 million of uncertain tax benefits were reversed as of March 31, 2013. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $3.6 million in interest and penalties for the three months ended March 31, 2013. As of March 31, 2013, there were $11.6 million of interest and penalties accrued for unrecognized tax benefits. These amounts are included as components of the $162.4 million of net unrecognized tax benefits as of March 31, 2013.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

L. Contingencies
Litigation
From time to time, VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from government entities regarding the compliance of its contracting and sales practices with applicable regulations. VMware accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2013 and December 31, 2012, the amounts accrued were not material. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would also be immaterial to VMware’s consolidated financial position and results of operations.
M. Stockholders’ Equity
VMware Stock Repurchase Programs
The following table summarizes stock repurchase authorizations that remain open as of March 31, 2013 (amounts in table in thousands):

Month Authorized	Amount Authorized	Expiration Date
November 2012	$250,000	End of 2014
February 2012	600,000	End of 2013
Previously, in February 2011, VMware’s Board of Directors authorized the repurchase of up to $550.0 million of VMware’s Class A common stock, which was completed in the second quarter of 2012.
From time to time, future stock repurchases may be made pursuant to the November 2012 and February 2012 authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.
In the three months ended March 31, 2013, VMware repurchased and retired 2.4 million shares of its Class A common stock at a weighted-average price of $77.05 per share for an aggregate purchase price of $182.0 million. In the three months ended March 31, 2012, VMware did not repurchase shares of its Class A common stock. The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital. As of March 31, 2013, the authorized amount remaining for repurchase was $286.1 million.
VMware Restricted Stock
VMware restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on the VMware stock price on the date of grant, and shares underlying RSU awards are not issued until the restricted stock units vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware restricted stock also included performance stock unit (“PSU”) awards. Beginning in 2012, VMware granted PSU awards to certain of its executives and employees. The awards will vest through the first quarter of 2015 if certain employee-specific or VMware-designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into VMware’s Class A common stock at ratios ranging from 0.5 to 3.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued under that PSU award.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes restricted stock activity since January 1, 2013 (units in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2013	12,170	$91.93
Granted	656	82.07
Vested	(664)	76.94
Forfeited	(424)	91.44
Outstanding, March 31, 2013	11,738	92.24
As of March 31, 2013, the 11.7 million of units outstanding included 10.7 million of RSUs, 0.6 million of restricted stock and 0.4 million of PSUs. Such PSUs are convertible into a maximum aggregate of 1.1 million shares.
The total fair value of VMware restricted stock, including restricted stock and restricted stock units, that vested in the three months ended March 31, 2013 was $52.7 million. As of March 31, 2013, restricted stock representing 11.7 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $925.9 million based on VMware’s closing price as of March 31, 2013. These awards are scheduled to vest through 2017.
Accumulated Other Comprehensive Income
The changes in components of accumulated other comprehensive income in the three months ended March 31, 2013 were as follows (table in thousands):

	Unrealized Gains on Available-for-Sale Securities	Losses on Cash Flow Hedges	Total
Balance, January 1, 2013	$5,707	$(31)	$5,676
Other comprehensive income (loss) before reclassifications, net of taxes of $628, $(27) and $601	1,026	(528)	498
Amounts reclassified from accumulated other comprehensive income to the consolidated statement of income, net of taxes of $(398), $(1) and $(399)	(650)	(23)	(673)
Other comprehensive income (loss), net	376	(551)	(175)
Balance, March 31, 2013	$6,083	$(582)	$5,501
Gains (losses) on VMware’s available-for-sale securities are reclassified to investment income on the consolidated statement of income in the same period that they are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments is reclassified to its related operating expense line item on the consolidated statement of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense line items on the consolidated statement of income in the three months ended March 31, 2013 were not material.
N. Related Party Transactions
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles VMware’s products and services with EMC’s products and sells them to end-users. In the three months ended March 31, 2013 and 2012, VMware recognized revenues of $36.3 million and $35.0 million, respectively, from such contractual arrangement with EMC. As of March 31, 2013, $148.8 million of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended March 31, 2013 and 2012, VMware recognized professional services revenues of $15.5 million and $18.7 million, respectively, from such contractual agreements with EMC. As of March 31, 2013, $3.2 million of revenues from professional services to EMC customers were included in unearned revenues.
In the three months ended March 31, 2013 and 2012, VMware recognized revenues of $3.1 million and $1.7 million, respectively, from products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. As of March 31, 2013, $27.1 million of revenues from products and services purchased by EMC for internal use were included in unearned revenues.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware purchased products and services from EMC for $13.3 million and $17.9 million in the three months ended March 31, 2013 and 2012, respectively.
Payments between VMware and EMC under the tax sharing agreement primarily relate to VMware’s portion of federal income taxes on EMC’s consolidated tax return. Payments from VMware to EMC primarily relate to periods for which VMware had stand-alone federal taxable income, while payments from EMC to VMware relate to periods for which VMware had a stand-alone federal taxable loss. In the three months ended March 31, 2013 and 2012, no payments were made by either VMware or EMC under the tax sharing agreement. Due to the retroactive enactment of the federal R&D tax credit, VMware estimates a 2012 federal tax refund of $15.5 million will be due from EMC and payable in the second quarter of 2013. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In the three months ended March 31, 2013 and 2012, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on VMware’s behalf in the U.S. that are also recorded as expenses in VMware’s consolidated statements of income. The total cost of the services provided to VMware by EMC as described above was $36.1 million and $27.8 million in the three months ended March 31, 2013 and 2012, respectively.
In the three months ended March 31, 2013 and 2012, $1.0 million and $1.3 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. VMware’s interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
In 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets and continued to be responsible to Mozy customers for Mozy products and services and to recognize revenue from such products and services. VMware entered into an operational support agreement with EMC through the end of 2012, pursuant to which VMware took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, were reimbursed to VMware by EMC. In the fourth quarter of 2012, the operational support agreement between VMware and EMC was amended such that VMware would no longer operate the Mozy service on behalf of EMC. Under the amendment, VMware transferred substantially all employees that support Mozy services to EMC and EMC purchased certain assets from VMware in relation to transferred employees. The termination of service and related transfer of employees and sale of assets was substantially completed during the three months ended March 31, 2013. On the consolidated statements of income, such amounts reimbursed by EMC to VMware to operate Mozy were immaterial in the three months ended March 31, 2013 and $14.6 million in the three months ended March 31, 2012. These amounts were recorded as a reduction to the costs VMware incurred.
From time to time, VMware and EMC enter into agreements to collaborate on technology projects. In the three months ended March 31, 2013 and 2012, VMware received $2.2 million and $1.1 million, respectively, from EMC for EMC’s portion of expenses related to such projects.
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of GoPivotal, Inc. (“Pivotal”), a majority-owned subsidiary of EMC in which we have an ownership interest. With the exception of a long-term incentive performance award from EMC that Pat Gelsinger agreed to cancel in consideration of a new performance stock unit award from VMware, both Paul Maritz and Pat Gelsinger retained and continue to vest in their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards will be recognized on VMware’s consolidated statements of income over the awards’ remaining requisite service periods. Stock-based compensation related to Paul Maritz’s VMware awards will be recognized by EMC and Pivotal.
As of March 31, 2013, VMware had $8.5 million net due from EMC, which consisted of $60.3 million due from EMC, partially offset by $51.8 million due to EMC. These amounts resulted from the related party transactions described above. Additionally, VMware had a net income tax payable due to EMC of $12.2 million as of March 31, 2013, which was included in

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

accrued expenses and other on VMware’s consolidated balance sheet. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
On April 1, 2013, VMware and EMC contributed certain assets to Pivotal and Pivotal assumed certain liabilities from VMware and EMC. In exchange for their contributions, VMware received preferred equity interests in Pivotal equal to approximately 31% of Pivotal's outstanding shares, and EMC received equity interests in Pivotal equal to approximately 69% of Pivotal's outstanding shares. See Note P to the consolidated financial statements for further information.
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
Revenues by geographic area for the three months ended March 31, 2013 and 2012 were as follows (table in thousands):

	For the Three Months Ended March 31,
	2013	2012
United States	$568,528	$484,974
International	622,938	570,208
Total	$1,191,466	$1,055,182
No individual country other than the United States had material revenues for the three months ended March 31, 2013 and 2012.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of March 31, 2013 and December 31, 2012 were as follows (table in thousands):

	March 31, 2013	December 31, 2012
United States	$597,913	$562,862
International	50,625	51,207
Total	$648,538	$614,069
No country other than the United States accounted for 10% or more of these assets as of March 31, 2013 and December 31, 2012, respectively.
P. Subsequent Event
Joint Contribution of Assets with EMC into Pivotal
On April 1, 2013, VMware and EMC contributed certain assets to Pivotal and Pivotal assumed certain liabilities from VMware and EMC. VMware contributed substantially all assets to Pivotal, including intellectual property, and Pivotal assumed substantially all liabilities, related to certain of its Cloud Application Platform products and services, including VMware's Cloud Foundry, VMware vFabric (including Spring and GemFire), and Cetas organizations. VMware expects that approximately 500 VMware employees will transfer to Pivotal during the second quarter of 2013. EMC contributed substantially all assets, including intellectual property, and Pivotal assumed substantially all liabilities, related to its Greenplum and Pivotal Labs businesses. Additionally, EMC made a capital contribution to Pivotal. Pivotal assumed substantially all of the rights and responsibilities for the respective support arrangements transferred by VMware and EMC.
In exchange for their contributions, VMware received preferred equity interests in Pivotal equal to approximately 31% of Pivotal's outstanding shares, and EMC received equity interests in Pivotal equal to approximately 69% of Pivotal's outstanding shares. Additionally, VMware and Pivotal entered into an agreement with Pivotal pursuant to which VMware will act as the selling agent of the products and services it contributed to Pivotal until at least December 31, 2013 in exchange for a customary agency fee. VMware has also agreed to provide various transition services to Pivotal until at least December 31, 2013, for which VMware will be reimbursed for its costs.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The book value of all contributed assets and the liabilities assumed by Pivotal, with the exception of intangible assets and goodwill, was based on the book values of those assets and liabilities specific to those particular products and services. For intangible assets and goodwill, the book value contributed was based on the relative fair value of the assets applicable to Pivotal as compared to VMware, excluding the value applicable to Pivotal.
On April 1, 2013, VMware contributed the following assets to Pivotal and Pivotal assumed the following liabilities from VMware, which were included in VMware’s consolidated balance sheet as of March 31, 2013 (table in thousands):

Accounts receivable	$4,269
Property and equipment	1,370
Intangible assets	27,657
Goodwill	28,445
Total assets	61,741
Accounts payable and accrued liabilities	(5,526)
Unearned revenues	(71,190)
Total liabilities	(76,716)
Total liabilities, net assumed by Pivotal	$(14,975)
Of the $71.2 million in unearned revenues assumed by Pivotal, $32.0 million related to unearned license revenues and $39.2 million related to unearned services revenues.
VMware will account for its investment in Pivotal on a cost basis as VMware's preferred equity interests have a distribution preference upon dissolution or liquidation of Pivotal. As Pivotal assumed a net liability from VMware, the investment carried by VMware will have a cost basis of zero. The net liability assumed by Pivotal of $15.0 million will be classified to additional paid-in capital on VMware's consolidated balance sheet.
On April 24, 2013, EMC and Pivotal announced that a third-party strategic investor is expected to make an investment of approximately $105 million in Pivotal. Upon closing of the third-party investment, the interests of EMC, VMware and the third party will represent approximately 62%, 28% and 10%, respectively, of Pivotal's outstanding equity.

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
Our solutions are based upon our core virtualization technology and are organized into two main product groups: Cloud Infrastructure and Management and End-User Computing. The Cloud Infrastructure and Management product group is based upon our flagship virtualization platform, VMware vSphere. VMware vSphere not only decouples the entire software environment from its underlying hardware infrastructure but also enables the aggregation of multiple servers, storage infrastructures and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. The Cloud Infrastructure and Management group also encompasses the VMware vCloud Suite and various Cloud Management solutions that are optimized to work with vSphere environments and are designed to simplify and automate management of dynamic cloud infrastructures that enable enterprises to build, manage and automate their own private clouds. Our End-User Computing product group has solutions designed to enable a user-centric approach to personal computing, including, for example, the VMware Horizon Suite launched in the first quarter of 2013, that enable secure access to applications and data from a variety of devices and locations, and addresses the needs of IT departments by delivering existing end-user assets as a managed service.
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
We expect to grow our business by building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings offered both directly by us and through certain channel partners that provide for multi-year maintenance and support at discounted prices. Under a typical ELA, a portion of the revenues is attributed to the license revenues and the remainder is primarily attributed to software maintenance revenues. In addition, the initial maintenance period is typically longer for ELAs than for other types of license sales. ELAs enable us to build long-term relationships with our customers as they commit to our virtual infrastructure solutions in their data centers. ELAs also provide a base from which to sell additional products, such as our end-user computing products and our cloud infrastructure and management products. ELAs comprised 29% and 22% of our overall sales during the first quarters of 2013 and 2012, respectively, with the balance represented by our non-ELA, or transactional business. In 2013, in addition to continuing to increase revenues through the adoption of ELAs, we are focused on driving additional transactional business.
In January 2013, we announced a realignment of our strategy to refocus our resources and investments in support of three growth priorities that focus on our core opportunities as a provider of virtualization technologies that simplify IT infrastructure: the software-defined data center, the hybrid cloud and end-user computing. For the SDDC, we plan to continue to invest in the development and delivery of innovations in networking, security, storage and management as we continue to roll out and enhance the features of our vCloud Suite. For the hybrid cloud we plan to focus on expanding our capabilities with our partners to deliver enterprise-class cloud services that are complementary to private clouds in order to enhance our customers’ flexibility to run applications on and off premise, as they choose on a compatible, high-quality, secure and resilient hybrid cloud platform.

For end-user computing, we plan to enhance our offerings to enable a virtual workspace for both existing PC environments and emerging mobile devices in a secure enterprise environment.
In January 2013, we also approved a business realignment plan to streamline our operations and to enhance focus on our three growth priorities. The plan is expected to be completed by the end of 2013. The total charge resulting from this plan is expected to be between $75.0 and $90.0. The plan includes the elimination of approximately 800 positions and personnel across all major functional groups and geographies, which is expected to result in a charge in the range of $60.0 to $65.0, of which $53.9 was recorded in the first quarter of 2013. Additionally, we exited and are planning to exit certain lines of business and consolidate facilities, which are expected to result in a charge in the range of $15.0 to $25.0, of which $9.0 was recorded in the first quarter of 2013. Although we expect that streamlining our operations will have a favorable impact on our operating expenses in future quarters, we expect that operating expenses related to our headcount will increase as we expect our total headcount to increase by approximately 500 during 2013 as we continue to make key investments in support of our long-term growth objectives.
On April 1, 2013, we and EMC contributed certain assets to GoPivotal, Inc. (“Pivotal”) and Pivotal assumed certain liabilities from us and EMC. We contributed substantially all assets to Pivotal, including intellectual property, and Pivotal assumed substantially all liabilities, related to certain of our Cloud Application Platform products and services, including our Cloud Foundry, VMware vFabric (including Spring and GemFire), and Cetas organizations. The net liability assumed by Pivotal was $15.0. We expect that approximately 500 of our employees will transfer to Pivotal during the second quarter of 2013. EMC contributed substantially all assets, including intellectual property, and Pivotal assumed substantially all liabilities, related to its Greenplum and Pivotal Labs businesses. Additionally, EMC made a capital contribution to Pivotal. Pivotal assumed substantially all of the rights and responsibilities for the respective support arrangements transferred by us and EMC.
In exchange for our and EMC’s contributions, we received preferred equity interests in Pivotal equal to approximately 31% of Pivotal’s outstanding shares, and EMC received equity interests in Pivotal equal to approximately 69% of Pivotal’s outstanding shares. We will account for our investment in Pivotal on a cost basis. Additionally, we and Pivotal entered into an agreement with Pivotal pursuant to which we will act as the selling agent of the products and services we contributed to Pivotal until at least December 31, 2013 in exchange for a customary agency fee. We have also agreed to provide various transition services to Pivotal until at least December 31, 2013, for which we will be reimbursed for our costs.
Starting with the second quarter of 2013, substantially all revenues and costs associated with our contribution to Pivotal will be eliminated from our consolidated statements of income. As a result, we expect this will have a negative impact on our 2013 revenue growth rate as we recognized approximately $125 of revenues during 2012 related to products and services we contributed to Pivotal, compared to only one quarter of revenues for these products and services in 2013. Although we expect that our revenue growth will be negatively impacted, we expect a positive impact on our 2013 operating margin due to the elimination of Pivotal related costs from our consolidated statements of income.
On April 24, 2013, EMC and Pivotal announced that a third party strategic investor is expected to make an investment of approximately $105 in Pivotal. Upon closing of the third party investment, the interests of EMC, us and the third party will represent approximately 62%, 28% and 10%, respectively, of Pivotal’s outstanding equity.
Results of Operations
As we operate our business in one operating segment, our revenues and operating expenses are presented and discussed at the consolidated level.
We classify our revenues into two categories, i.e. license revenues and services revenues.
Our current financial focus is on long-term revenue growth to enable us to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, end-user devices and cloud computing through a combination of internal development and acquisitions. In evaluating our results, we also focus on our free cash flows and operating margin excluding certain expenses which are included in our total operating expenses calculated in accordance with GAAP. The expenses excluded are stock-based compensation, amortization of acquired intangible assets, realignment charges and certain other expenses consisting of the net effect of amortization and capitalization of software development costs, employer payroll taxes on employee stock transactions and acquisition and other-related items. We believe these measures reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and priorities in what may be a substantially more competitive environment. See “Non-GAAP Financial Measures” for further information.

Revenues
Our revenues in the first quarter of 2013 and 2012 were as follows:

	For the Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
Revenues:
License	$488.2	$481.9	$6.3	1%
Services:
Software maintenance	605.4	492.3	113.1	23
Professional services	97.9	81.0	16.9	21
Total services	703.3	573.3	130.0	23
Total revenues	$1,191.5	$1,055.2	$136.3	13

Revenues:
United States	$568.5	$485.0	$83.5	17%
International	623.0	570.2	52.8	9
Total revenues	$1,191.5	$1,055.2	$136.3	13
In the first quarter of 2013, we achieved growth in license and services revenues, and growth in the United States and internationally, as compared with the first quarter of 2012.
License Revenues
License revenues in the first quarter of 2013 were up 1% compared to the first quarter of 2012. Our growth rate was lower than our historical growth rate due to a variety of factors, including challenges in the macroeconomic environment, both across the U.S. and internationally in Europe.
Services Revenues
In the first quarter of 2013, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.
In the first quarter of 2013, professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services.
Revenue Growth in Constant Currency
We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. Dollar as our functional currency, unearned revenues for orders booked in currencies other than the U.S. Dollar are converted into U.S. Dollars at the exchange rate in effect for the month in which each order is booked and remain at their historical rate when recognized into revenue. We calculate constant currency on license revenues recognized during the current period that were originally booked in currencies other than U.S. Dollars by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable period. For the first quarter of 2013, the year-over-year growth in license revenues measured on a constant currency basis was 2% compared with 1% as reported. We do not calculate constant currency on services revenues, which include software maintenance revenues and professional services revenues.

Unearned Revenues
Our unearned revenues as of March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Unearned license revenues	$446.2	$462.7
Unearned software maintenance revenues	2,796.5	2,755.0
Unearned professional services revenues	247.5	242.9
Total unearned revenues	$3,490.2	$3,460.6
The complexity of our unearned revenues has increased over time as a result of acquisitions, an expanded product portfolio and a broader range of pricing and packaging alternatives. Unearned license revenues are either recognized ratably, recognized upon delivery of existing or future products or services, or will be recognized ratably upon delivery of future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions to improve awareness of our emerging products. To the extent promotional products have not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Increasingly, unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At March 31, 2013, the ratable component represented over half of the total unearned license revenue balance. The amount of total unearned license revenues may vary over periods due to the type and level of promotions offered, the portion of license contracts sold with a ratable recognition element, and when promotional products are delivered upon general availability. Unearned software maintenance revenues are attributable to our maintenance contracts and are recognized ratably, typically over terms from one to five years with a weighted-average remaining term at March 31, 2013 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered. We believe that our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business. As of March 31, 2013, 88% of our total unearned revenues are expected to be recognized ratably.
As of March 31, 2013, we reclassified $27.2 of unearned revenues to liabilities held for sale that are related to a line of business that we plan to exit. Liabilities held for sale are reported in accrued expenses and other on the consolidated balance sheet.
In the second quarter of 2013, we expect that approximately $100.0 included in our unearned revenues as of March 31, 2013 will be removed from our total unearned revenue balance. Of this amount, $71.2 will be attributable to the transfer of unearned revenues to Pivotal and the balance of approximately $30.0 will be attributable to the anticipated remaining disposals of businesses under our realignment plan.
Operating Expenses
Information about our operating expenses for the first quarter of 2013 and 2012 is as follows:

	For the Three Months Ended March 31, 2013
	Core Operating Expenses (1)	Stock-Based Compensation	Intangible Amortization	Realignment Charges	Other Operating Expenses	Total Operating Expenses
Cost of license revenues	$20.3	$0.5	$23.3	$—	$13.2	$57.3
Cost of services revenues	116.2	7.3	1.0	—	0.1	124.6
Research and development	206.3	62.3	1.0	—	0.9	270.5
Sales and marketing	378.1	36.1	2.6	—	0.7	417.5
General and administrative	83.0	14.0	—	—	1.5	98.5
Realignment charges	—	—	—	62.9	—	62.9
Total operating expenses	$803.9	$120.2	$27.9	$62.9	$16.4	$1,031.3
Operating income						$160.2
Operating margin						13.4%

	For the Three Months Ended March 31, 2012
	Core Operating Expenses(1)	Stock-Based Compensation	Intangible Amortization	Realignment Charges	Other Operating Expenses	Total Operating Expenses
Cost of license revenues	$21.2	$0.4	$13.3	$—	$21.8	$56.7
Cost of services revenues	106.8	5.8	1.1	—	0.5	114.2
Research and development	180.3	39.4	0.8	—	1.9	222.4
Sales and marketing	333.2	25.2	2.9	—	2.1	363.4
General and administrative	70.0	11.0	—	—	0.3	81.3
Total operating expenses	$711.5	$81.8	$18.1	$—	$26.6	$838.0
Operating income						$217.2
Operating margin						20.6%
____________________________

(1)
Core operating expenses is a non-GAAP financial measure that excludes stock-based compensation, amortization of acquired intangible assets, realignment charges, and certain other expenses from our total operating expenses calculated in accordance with GAAP. The other operating expenses excluded are the net effect of the amortization and capitalization of software development costs, employer payroll taxes on employee stock transactions and acquisition and other-related items. Our core operating expenses reflect our business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above. See “Non-GAAP Financial Measures” for further information.

Our operating margin on total operating expenses decreased to 13.4% in the first quarter of 2013 from 20.6% in the first quarter of 2012. The decrease in our operating margin in the first quarter of 2013 compared with the first quarter of 2012 primarily related to the year-over-year increase in realignment charges and stock-based compensation.
Core Operating Expenses
The following discussion of our core operating expenses and the components comprising our core operating expenses highlights the factors that we focus on when evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to stock-based compensation, amortization of acquired intangible assets, realignment charges, and certain other expenses, which consist of the net effect of the amortization and capitalization of software development costs, employer payroll taxes on employee stock transactions and acquisition and other-related items.
Core operating expenses increased by $92.4 or 13% in the first quarter of 2013 compared with the first quarter of 2012. As quantified below, these increases were primarily due to increases in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training, which increased largely as a result of increases in headcount. Our headcount as of March 31, 2013 was approximately 13,000, compared with approximately 11,800 as of March 31, 2012. This increase in headcount was driven by strategic hiring, business growth and business acquisitions, but also includes the reduction of approximately 700 personnel in the first quarter of 2013 as the result of our realignment efforts. A portion of our core operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, marketing, and research and development, are denominated in foreign currencies and are thus exposed to foreign exchange rate fluctuations. Core operating expenses benefited by $2.1 in the first quarter of 2013 as compared with the first quarter of 2012 due to the effect of fluctuations in the exchange rates between the U.S. Dollar and other currencies.
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
Core operating expenses for cost of license revenues decreased by $0.8 or 4% in the first quarter of 2013 compared with the first quarter of 2012.
Cost of Services Revenues
Our core operating expenses for cost of services revenues primarily include the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services.

Core operating expenses for cost of services revenues increased by $9.4 or 9% in the first quarter of 2013 compared with the first quarter of 2012. The increase in the first quarter of 2013 was primarily due to growth in employee-related expenses of $9.5, which was largely driven by incremental growth in headcount to support increased revenues.
Research and Development Expenses
Our core operating expenses for research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancement of our existing software offerings.
Core operating expenses for R&D increased by $26.0 or 14% in the first quarter of 2013 compared with the first quarter of 2012. The increase was primarily due to growth in employee-related expenses of $19.5 in the first quarter of 2013, which was primarily driven by incremental growth in headcount from strategic hiring and business acquisitions. In the first quarter of 2013, contractor costs of $4.3 related to product development and security efforts further contributed to the year-over-year increase.
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
Core operating expenses for sales and marketing increased by $44.8 or 13% in the first quarter of 2013 compared with the first quarter of 2012. The increase in the first quarter of 2013 was primarily due to growth in employee-related expenses of $40.2, driven by incremental growth in headcount and by higher commission expense due to increased sales volumes.
General and Administrative Expenses
Our core operating expenses for general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal departments, as well as expenses related to corporate costs and initiatives and facilities costs.
Core operating expenses for general and administrative increased by $13.0 or 19% in the first quarter of 2013 compared with the first quarter of 2012. The increase in the first quarter of 2013 was primarily due to an increase of $4.4 related to employee-related expenses mostly due to incremental growth in headcount, and an increase of $4.5 in corporate expenses, which includes contributions to our charitable foundation. Also contributing to the increase in expenses in the first quarter of 2013 were contractor costs of $2.3 related to IT security initiatives.
Stock-Based Compensation
Stock-based compensation was $120.2 and $81.8 in the first quarter of 2013 and 2012, respectively, representing a year-over-year increase of $38.4. The increase in total stock-based compensation expense in the first quarter of 2013 compared with the first quarter of 2012 was primarily due to an increase of $22.3 for new awards issued to our existing employees, as well as an increase of $12.5 for awards made to new employees joining VMware over the last year. Additionally, total stock-based compensation expense increased by $23.5 in the first quarter of 2013 due to business acquisitions, primarily attributable to our acquisition of Nicira in the third quarter of 2012. Partially offsetting these increases was a decrease of $13.8 related to grants that became fully vested over the past year.
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
As of March 31, 2013, the total unamortized fair value of our outstanding equity-based awards held by our employees was $826.6, and is expected to be recognized over a weighted-average period of approximately 1.5 years.

Intangible Amortization
Intangible amortization increased $9.8 or 55% in first quarter of 2013 compared with the first quarter of 2012 as a result of new acquisitions, primarily the acquisition of Nicira in the third quarter of 2012. Intangible amortization was predominantly recorded to cost of license revenues on our accompanying consolidated statement of income.
Realignment Charges
In January 2013, we approved a business realignment plan to streamline our operations and to enhance focus on our three growth priorities. The plan is expected to be completed by the end of 2013. The total charge resulting from this plan is expected to be between $75.0 and $90.0, with total cash expenditures associated with the plan expected to be in the range of $60.0 to $75.0. The associated cash payments are expected to be paid out primarily through the end of 2013.
The plan includes the elimination of approximately 800 positions and personnel across all major functional groups and geographies, which is expected to result in a charge in the range of $60.0 to $65.0. As of March 31, 2013, approximately 700 of the employees had been terminated. The remainder of the workforce reduction charge relates to employees in foreign jurisdictions and will be recognized in future periods as the expected severance amounts are finalized. Additionally, we exited and are planning to exit certain lines of business and consolidate facilities, which we expect to result in a charge in the range of $15.0 to $25.0.
In the first quarter of 2013, we recognized total charges of $62.9 related to our business realignment plan. Of this amount, $53.9 related to workforce reductions and $9.0 related to the impairment of assets for certain lines of business that we exited and plan to exit.
Although we expect that streamlining our operations will have a favorable impact on our operating expenses in future quarters, we expect that core operating expenses related to our headcount will increase as our total headcount is expected to have a net increase of approximately 500 during 2013 as we continue to make key investments in support of our long-term growth objectives. This expected net increase takes into account the reduction of approximately 500 people that will transfer to Pivotal in the second quarter of 2013, as well as the impact of our realignment activities.
Other Operating Expenses
Other operating expenses consist of the net effect of the amortization and capitalization of software development costs and employer payroll tax on employee stock transactions, which are recorded to each individual line of operating expense on our accompanying consolidated statements of income. Additionally, other operating expenses include acquisition and other-related items, which are recorded in general and administrative expense on our income statement.
Other operating expenses decreased $10.3 in the first quarter of 2013 from the first quarter of 2012. The decrease in the first quarter of 2013 was primarily due to a decrease of $8.7 in the amortization of capitalized software development costs resulting from the timing of the completion of amortization for previous product releases, including previous versions of vSphere. Amortization expense from capitalized software development costs is included in cost of license revenues on our accompanying consolidated statements of income. In future periods, we expect our amortization expense from capitalized software development costs to continue to decline as these costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy and development process. In addition, employer payroll taxes on employee stock transactions decreased $2.9, due to the market value of our stock and a decrease in the number of awards exercised, sold or vested.
Investment Income
Investment income increased by $2.0 to $7.7 in the first quarter of 2013 from $5.7 in the first quarter of 2012. Investment income consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. In the first quarter of 2013 as compared with the first quarter of 2012, investment income increased due to higher yields on our fixed income portfolio.
Other Income (Expense), Net
Other expense, net of $2.9 in the first quarter of 2013 changed by $5.2 compared with other income, net of $2.3 in the first quarter of 2012, primarily due to the impact from foreign currency rate movement, net of hedges.
Income Tax Provision
Our effective income tax rate was (5.8)% and 14.5% for the first quarter of 2013 and 2012, respectively. The lower effective rate for the first quarter of 2013 compared with the first quarter of 2012 was primarily attributable to the discrete tax benefits recognized in the first quarter of 2013 due to the retroactive enactment of the federal R&D tax credit by the United States Congress in January 2013 and the favorable tax impact of charges under our realignment plan. The federal R&D tax credit applicable to 2012 benefited the effective income tax rate in the first quarter of 2013 by $39.1. Additionally, the 2013 federal R&D credit applicable to 2013 favorably impacted the effective tax rate for the first quarter of 2013, which was partially offset by a jurisdictional shift of income from lower-tax non-U.S. jurisdictions to the United States.
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective tax rate. As of March 31, 2013, our total cash, cash equivalents, and short term investments were $4,936.7, of which $3,385.9 were held outside the U.S. Our intent is to indefinitely reinvest our non-U.S. funds in our foreign operations, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We plan to meet our U.S. liquidity needs through ongoing cash flows generated from our U.S. operations, external borrowings, or both. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If management determines these overseas funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes on the related undistributed earnings in the period management determines the earnings will no longer be indefinitely invested outside the U.S. in order to repatriate these funds.
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
Our effective tax rate for the remainder of 2013 may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax.
Our Relationship with EMC
As of March 31, 2013, EMC owned 42,536,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 80.0% of our total outstanding shares of common stock and 97.3% of the combined voting power of our outstanding common stock.
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC’s products and sells them to end-users. In the three months ended March 31, 2013 and 2012, we recognized revenues of $36.3 and $35.0, respectively, from such contractual arrangement with EMC. As of March 31, 2013, $148.8 of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended March 31, 2013 and 2012, we recognized professional services revenues of $15.5 and $18.7, respectively, from such contractual agreements with EMC. As of March 31, 2013, $3.2 of revenues from professional services to EMC customers were included in unearned revenues.
In the three months ended March 31, 2013 and 2012, we recognized revenues of $3.1 and $1.7, respectively, from products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. As of March 31, 2013, $27.1 of revenues from products and services purchased by EMC for internal use were included in unearned revenues.
We purchased products and services from EMC for $13.3 and $17.9 in the three months ended March 31, 2013 and 2012, respectively.
Payments between us and EMC under the tax sharing agreement primarily relate to our portion of federal income taxes on EMC’s consolidated tax return. Payments from us to EMC primarily relate to periods for which we had stand-alone federal taxable income, while payments from EMC to us relate to periods for which we had a stand-alone federal taxable loss. In the three months ended March 31, 2013 and 2012, no payments were made by either us or EMC under the tax sharing agreement.

Due to the retroactive enactment of the federal R&D tax credit, we estimate a 2012 federal tax refund of $15.5 will be due from EMC and payable in the second quarter of 2013. The amounts that we either pay to or receive from EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a stand-alone basis and the difference is presented as a component of stockholders’ equity. In the three months ended March 31, 2013 and 2012, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on our behalf in the U.S. that are also recorded as expenses in our consolidated statements of income. The total cost of the services provided to us by EMC as described above was $36.1 and $27.8 in the three months ended March 31, 2013 and 2012, respectively.
In the three months ended March 31, 2013 and 2012, $1.0 and $1.3 of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. Our interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
In 2011, we acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets and continued to be responsible to Mozy customers for Mozy products and services and to recognize revenue from such products and services. We entered into an operational support agreement with EMC through the end of 2012, pursuant to which we took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, were reimbursed to us by EMC. In the fourth quarter of 2012, the operational support agreement between us and EMC was amended such that we would no longer operate the Mozy service on behalf of EMC. Under the amendment, we transferred substantially all employees that support Mozy services to EMC and EMC purchased certain assets from us in relation to transferred employees. The termination of service and related transfer of employees and sale of assets was substantially completed during the three months ended March 31, 2013. On the consolidated statements of income, such amounts reimbursed by EMC to us to operate Mozy were immaterial in the three months ended March 31, 2013 and $14.6 in the three months ended March 31, 2012. These amounts were recorded as a reduction to the costs we incurred.
From time to time, we and EMC enter into agreements to collaborate on technology projects. In the three months ended March 31, 2013 and 2012, we received $2.2 and $1.1, respectively, from EMC for EMC’s portion of expenses related to such projects.
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which we have an ownership interest. With the exception of a long-term incentive performance award from EMC that Pat Gelsinger agreed to cancel in consideration of a new performance stock unit award from us, both Paul Maritz and Pat Gelsinger retained and continue to vest in their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards will be recognized on our consolidated statements of income over the awards’ remaining requisite service periods. Stock-based compensation related to Paul Maritz’s VMware awards will be recognized by EMC and Pivotal.
As of March 31, 2013, we had $8.5 net due from EMC, which consisted of $60.3 due from EMC, partially offset by $51.8 due to EMC. These amounts resulted from the related party transactions described above. Additionally, we had a net income tax payable due to EMC of $12.2 as of March 31, 2013, which was included in accrued expenses and other on our consolidated balance sheet. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
On April 1, 2013, we and EMC contributed certain assets to Pivotal and Pivotal assumed certain liabilities from us and EMC. In exchange for our and EMC's contributions, we and EMC received equity interests in Pivotal. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview” above for further information.
By nature of EMC’s majority ownership of us, the amounts we recorded for our intercompany transactions with EMC may not be considered arm’s length with an unrelated third party. Therefore the financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows had we engaged in such transactions with an unrelated third party during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance as a stand-alone company.
Liquidity and Capital Resources
At March 31, 2013 and 2012, we held cash, cash equivalents and short-term investments as follows:

	March 31,
	2013	2012
Cash and cash equivalents	$1,840.2	$2,626.1
Short-term investments	3,096.5	2,596.1
Total cash, cash equivalents and short-term investments	$4,936.7	$5,222.2
As of March 31, 2013, we held a diversified portfolio of money market funds and fixed income securities totaling $4,489.1. Our fixed income securities were denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $40.0 of foreign government and agencies securities, $10.4 of which was deemed sovereign debt, at March 31, 2013. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. None of the securities deemed sovereign debt were from Greece, Ireland, Italy, Portugal or Spain.
As of March 31, 2013, our total cash, cash equivalents and short-term investments were $4,936.7, of which $3,385.9 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Our cash flows for first quarter of 2013 and 2012 were as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$676.4	$576.6
Investing activities	(331.7)	(57.3)
Financing activities	(113.9)	151.1
Net increase in cash and cash equivalents	$230.8	$670.4
Operating Activities
Cash provided by operating activities is driven by our net income, adjusted for non-cash items and changes in assets and liabilities. Non-cash adjustments include depreciation and amortization, stock-based compensation, excess tax benefits from stock-based compensation, non-cash realignment charges, and other adjustments.
Cash provided by operating activities increased by $99.8 to $676.4 in the first quarter of 2013 from $576.6 in the first quarter of 2012. The increase was primarily driven by an increase in cash collections due to growth in our sales to customers and was partially offset by increases in core operating expenses, primarily driven by year-over-year headcount growth and by cash payments for workforce reductions in conjunction with our realignment plan.
In evaluating our liquidity internally, we focus on free cash flows, which we consider to be a relevant measure of our progress. We define free cash flows, a non-GAAP financial measure, as net cash provided by operating activities less capital expenditures. See “Non-GAAP Financial Measures” for additional information.

Our free cash flows in the first quarter of 2013 were as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$676.4	$576.6
Capital expenditures	(77.8)	(33.7)
Free cash flows	$598.6	$542.9
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.
In the first quarter of 2013, we paid $77.8 for capital expenditures, compared with $33.7 in the first quarter of 2012. The increase in capital expenditures in the first quarter of 2013 relates to the renovation of our expanded Palo Alto, California campus. The renovation will be a multi-year project with capital investment extending into future periods.
Total fixed income securities of $736.9 and $701.5 were purchased in the first quarter of 2013 and 2012, respectively. All purchases of fixed income securities were classified as cash outflows from investing activities. We classified these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by cash inflows of $667.5 and $679.3 in the first quarter of 2013 and 2012, respectively, as a result of the sales and maturities of fixed income securities.
In the first quarter of 2013, we paid $184.5 for business acquisitions, compared with no acquisitions in the first quarter of 2012. See Note B to the consolidated financial statements for further information. Business acquisitions are an important element of our strategy and we expect to continue to consider additional strategic business acquisitions in the future.
Financing Activities
Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”) were $67.9 and $111.0 in the first quarter of 2013 and 2012, respectively.
In the first quarter of 2013, we paid $182.0, including commissions, to repurchase and retire 2.4 million shares of our Class A common stock at a weighted-average price of $77.05 per share, as part of our share repurchase programs. There were no repurchases of common stock under our share repurchase programs during the first quarter of 2012. From time-to-time, stock repurchases may be made pursuant to the stock repurchase authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel that additional purchases are not warranted. As of March 31, 2013, the authorized amount remaining available for repurchase was $286.1. This amount is authorized for repurchases through the end of 2014.
There were additional cash outflows of $22.1 and $13.6 in the first quarter of 2013 and 2012, respectively, to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $22.2 and $53.7 in the first quarter of 2013 and 2012, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year changes in the repurchase of shares to cover tax withholding obligations and the excess tax benefit from stock-based compensation in first quarter of 2013 were primarily due to changes in the market value of our stock and the number of awards exercised, sold or vested.
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

Note Payable to EMC
As of March 31, 2013, $450.0 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears. The note matures in April 2015. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points.
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

•
Amortization of acquired intangible assets. We generally allocate a portion of the purchase price of an acquisition to intangible assets, such as intellectual property, which is subject to amortization. Additionally, the amount of an acquisition’s purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition.

•
Realignment charges. Realignment charges include workforce reductions, asset impairments and losses on asset disposals. We believe it is useful to exclude these items, when significant, as they are not reflective of ongoing business and operating results.

•
Other operating expenses. Other expenses excluded are amortization and capitalization of software development costs, employer payroll taxes on employee stock transactions and other acquisition and other-related items. Capitalized software development costs encompass capitalization of development costs and the subsequent amortization of the capitalized costs over the useful life of the product. Amortization and capitalization of software development costs can vary significantly depending upon the timing of products reaching technological feasibility and being made generally available. We did not capitalize software development costs related to product offerings in either the first quarter of 2013 or fiscal year 2012 given our current go-to-market strategy. In future periods, we expect our amortization expense from previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized. The amount of employer payroll taxes on stock-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. Acquisition and other-related items include direct costs of acquisitions and dispositions, such as transaction and advisory fees, which vary significantly and are unique to each transaction. Additionally, VMware does not acquire or dispose of businesses on a predictable cycle.

Free cash flows
In evaluating our liquidity internally, we focus on free cash flows, which we consider to be a relevant measure of our progress. In 2012, we changed our methodology for calculating free cash flows, which is reflected in the amounts presented for all periods, to be defined as GAAP operating cash flows less capital expenditures. We include the impact from capital expenditures on property and equipment because these expenditures are also considered to be a necessary component of our operations and therefore part of our core operating expenses. Management uses free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. We believe that free cash flows provides useful information to investors and others as it allows for meaningful period-to-period comparisons of our operating cash flows for analysis of trends in our business. Additionally, we believe that it provides investors and others with an important perspective on the amount of cash that we may choose to use for strategic acquisitions and investments, the repurchase of shares, operations and other capital expenditures.
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
See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three months ended March 31, 2013 and 2012.
See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the three months ended March 31, 2013 and 2012.
Critical Accounting Policies
Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth within Item 7 of our 2012 Annual Report on Form 10-K may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: achieving future business growth by building long-term relationships with our customers through the adoption of enterprise license agreements; macroeconomic conditions; future product offerings; sources of revenues; developing new product capabilities; increasing sales volumes in our transactional business; future acquisitions; funding strategic initiatives through long-term revenue growth; future competition; the competitive landscape; maintaining our industry leadership position; the impact of, costs associated with, and the timetable for streamlining our operations and implementing and completing our realignment plan; completion of a third party strategic investment in GoPivotal, Inc. (“Pivotal”); the impact of our realignment plan and the Pivotal transaction on future revenue, operating margin and unearned revenue balance; expenditures to build out our corporate headquarters; geographic expansion and adding additional channel partners; the recognition of unearned revenue; our relationship with EMC; increasing employee headcount; our revenue outlook and product mix; customer and partner demand for our products and services; synergies from our acquisitions and associated accounting for goodwill; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; continuation of our stock repurchase program; the effects of potential developments in non-U.S. tax jurisdictions; reinvesting our overseas earnings in our foreign operations and not repatriating them to the U.S.; the timing and amount of capitalized software development costs; the lack of a material adverse effect on us due to the resolution of pending claims, legal proceedings and investigations; and costs associated with foreign currency fluctuation.

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

•
announcements of investor conferences, speeches and events at which our executives talk about our products, services and competitive strategies (archives of these events are also available for a limited time);

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
International revenues as a percentage of total revenues were 52.3% and 54.0% in the first quarter of 2013 and 2012, respectively. We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those currencies in which we also invoice and collect. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations. We calculate the foreign currency impact on our revenues and operating expenses as the difference between amounts translated at current exchange rates and the same amounts translated at prior-period exchange rates.
License revenues were negatively impacted by $4.0 million in the first quarter of 2013 due to fluctuations in the exchange rates between the U.S. Dollar and foreign currencies as compared with the same periods in the prior year. Additionally, core operating expenses benefited by $2.1 million in the first quarter of 2013 due to fluctuations in the exchange rates.
To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, principally foreign currency forward contracts, as described below.
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, we enter into foreign currency forward contracts. We typically enter into cash flow hedges semi-annually with maturities of six months or less. As of March 31, 2013, we had foreign currency forward contracts to purchase approximately $36.2 million in foreign currency. The fair value of these forward contracts was immaterial as of March 31, 2013.

Balance Sheet Hedging Activities. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are traded on a monthly basis with a typical contractual term of one month. As of March 31, 2013, we had outstanding forward contracts with a total notional value of $292.9 million. The fair value of these forward contracts was immaterial as of March 31, 2013. In the first quarter of 2013 and 2012, we recognized a gain of $11.0 million and a loss of $4.5 million, respectively, on our consolidated statements of income for our foreign currency forward contracts. The net impact of the gains and losses on our foreign currency forward contracts and the gains and losses associated with the underlying foreign-currency denominated assets and liabilities resulted in a net loss of $2.5 million in the first quarter of 2013 and a net gain of $1.3 million in the first quarter of 2012.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss of $29.9 million in fair value of our foreign currency forward contracts used in both the cash flow hedging and balance sheet hedging activities as of March 31, 2013. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
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
Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of March 31, 2013 by $24.7 million and $49.4 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates; however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the first quarter of 2013. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes E and F to the consolidated financial statements for further information.
Note Payable to EMC
As of March 31, 2013, $450.0 million was outstanding on our consolidated balance sheet for the note payable to EMC. The interest rate on the note payable was 0.86% as of March 31, 2013 and 1.13% as of March 31, 2012. In the first quarter of 2013 and 2012, $1.0 million and $1.3 million, respectively, of interest expense was recorded related to the note payable.
The note may be repaid, without penalty, at any time. In the second quarter of 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450.0 million. The amended agreement continues to bear an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the March 31, 2013 rate, and assuming no additional repayments on the principal were made, our annual interest expense would change by $4.5 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our products and services are based on computer virtualization and related technologies that have primarily been used for virtualizing on-premises data centers. As the market for data center virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the foundation for cloud-based computing, management and automation of the delivery of IT resources, end-user computing and Infrastructure as a service (“IaaS”) offerings including hybrid cloud services. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtualization-based infrastructure and management solutions for cloud computing, hybrid cloud services and end-user computing. As the market for our data center virtualization products mature and the scale of our business increases, it may be difficult to maintain previous rates of growth in our product sales and we expect our annual revenue growth rate in 2013 to decline from the growth rate of 22% experienced in 2012. In addition, to the extent that our newer cloud computing infrastructure management and automation, or software-defined data center (“SDDC”), solutions, end-user computing, and hybrid cloud solutions are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
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
In 2012, we acquired two companies that furthered VMware’s SDDC strategy; we acquired Dynamic Ops, a provider of cloud automation solutions that enable provisioning and management of IT services across heterogeneous environments, and Nicira, a developer of software-defined networking and a leader in network virtualization for open source initiatives. In 2013, we acquired Virsto Software, a developer of software that optimizes storage performance and utilization in virtual environments.
We also continue to expand and enhance our end-user computing offerings, such as VMware View, and Horizon Suite, a solution that provides end users with a single place to get access to their apps, data and desktops and give IT a single management console to manage entitlements, policies and security. In 2012, we also acquired Wanova, a leading provider of intelligent desktop solutions that centralize and simplify the management of physical desktop images while enabling users to take advantage of the native performance of a PC.
In first quarter of 2013, we announced plans to develop a hybrid cloud solely developed by VMware. This cloud will be developed and managed by internal VMware employees and hosted by a third party. The target market for the hybrid cloud will initially be current VMware customers that have the desire to use an outsourced version of the cloud in a controlled and trusted manner.
The expansion of our offerings to deliver the SDDC and address IT management and automation and hybrid cloud offerings subjects us to additional risks, such as the following:

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

•
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking), offerings that enable customers to transform their IT systems will require a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we will need to develop new strategies for marketing and selling our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

•
We will need to develop appropriate pricing strategies for our new product initiatives. For example, it has frequently been challenging for software companies to derive significant revenue streams from open source projects, such as certain of our offerings. Additionally, in some cases our new product initiatives are predicated on converting free and trial users to paying customers of the premium tiers of these services, and therefore we must maintain a sufficient conversion ratio for such services to be profitable. Also, certain of our new product initiatives have a subscription model. We may not be able to accurately predict subscription renewal rates or their impact on results, and because revenue is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results.

•
The hybrid cloud initiative will be dependent on the final development and implementation of the offering along with appropriate go to market strategies. Currently, our field sales do not market this type of offering. The hybrid cloud initiative will represent a shift in sales motion that may not prove successful. Further, any focus on this market from the existing sales team may reduce time spent on selling the existing product portfolio that may have a material negative impact on revenues.

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

•
Emerging IT sectors, such as those within IaaS, are frequently subject to a “first mover” effect pursuant to which certain product offerings can rapidly capture a significant portion of market share and developer attention. Therefore, if competitive product offerings in these sectors gain broad adoption before ours, it may be difficult for us to displace such offerings regardless of the comparative technical merit, efficacy or cost of our products.

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
In January 2013, in order to enable us to focus our business on the most compelling strategic areas, we approved, subject to compliance with all applicable legal obligations, a plan to streamline our operations. The plan includes the elimination of approximately 800 positions and personnel and a planned exit of certain lines of business and consolidation of facilities. Any such proposals in countries outside the United States are subject to a review of efficiency, resources and performance. The plan is expected to be completed by the end of 2013. Finalization of the plan will be subject to local information and consultation processes with employee representatives if required by law.
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
Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues in the first three months of 2013 and in the fiscal year 2012, respectively. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
In 2012, our overall sales growth rate declined compared to 2011, with the growth rate in transactional sales lower than the growth rate in ELAs. In 2013, we intend to focus our selling and marketing efforts to improve the growth rate of our transactional business. As we develop and add new product capabilities to our higher-end product offerings, our strategy is also to increase the value of the products sold through the transactional business by enhancing  product features and capabilities. We believe that this strategy can increase sales volumes in our transactional business and help attract new customers to our product ecosystem.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Unauthorized parties have attempted to penetrate our network security and our website. Such cyberattacks threaten to misappropriate our proprietary information and cause interruptions of our IT services. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems, that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third party contractors, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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
Revenues from customers outside the United States comprised approximately 52.3% of our total revenues in the first three months ended 2013 and 51.6% in 2012. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Two of our distributors each accounted for 10% or more of revenues during the first three months of 2013. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Two of our distributors each accounted for 10% or more of revenues during the first three months of 2013. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 46% of our total accounts receivable as of March 31, 2013 was from our three largest distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data. We collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our new product initiatives, including the hybrid cloud service offering, our customers may use our services to store and process personal information and other user data. We post, on our websites, our privacy policies and practices concerning our treatment of personal data. We also often include privacy commitments in our contracts. Any failure by us to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities or others which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
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
We offer a number of products under open source licenses that subject us to additional risks and challenges, which could result in increased development expenses, delays or disruptions to the release or distribution of those software solutions, and increased competition.
Several of our product offerings are distributed under open source licenses. Additionally, in July 2012, we acquired Nicira whose expertise is in software-defined networking and whose principal products contain some open source software. Software solutions that are substantially or mostly based on open source software subject us to a number of risks and challenges:

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
We have acquired in the past and plan to acquire in the future other businesses, products or technologies. For example, in 2012 we completed a number of acquisitions, including acquisitions of Wanova, Dynamic Ops and Nicira and in 2013 we completed the acquisition of Virsto Software. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.
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
If our acquisitions do not meet our expectations, or if our strategic focus subsequently changes, we may choose to abandon certain acquired product lines and divest from acquired businesses. For example, in January 2013, we announced a plan to streamline our operations that included a planned exit of certain lines of business, including SlideRocket and Shavlik. It is generally difficult for an acquirer to completely recover the cost of an acquisition which is subsequently divested. Accordingly, divestitures of acquired businesses and products may result in us taking charges for impairment of assets and goodwill, and result in cash expenditures in connection with headcount reductions.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. For example, the U.S. federal research credit, which provided a significant reduction in our effective tax rate, expired on December 31, 2011. Reinstatement of the U.S. federal research credit would have a favorable effect on our effective tax rate. In January 2013, the United States Congress retroactively enacted an extension of the federal research credit through December 31, 2013. As a result, our income tax provision for the first quarter of 2013 includes an estimated discrete tax benefit reflecting the full year 2012 federal research credit, and our 2013 annual estimated effective tax rate also includes the benefit expected for 2013. Accordingly, our 2013 effective tax rate is expected to be lower than the 2012 effective tax rate.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or other act of God, could have a material adverse impact on our business, financial condition and results of operations. As we continue to grow internationally, increasing amounts of our business will be located in foreign countries that may be more subject to political or social instability that could disrupt operations. Furthermore, some of our new product initiatives and business functions are hosted and carried out by third parties that may be vulnerable to disruptions of these sorts, many of which may be beyond our control. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, can curtail the functioning of local offices as well as critical components of our information systems and adversely affect our ability to process orders, provide services, respond to customer requests and maintain local and global business continuity. Natural disasters that affect the manufacture of IT products, such as the 2011 flooding in Thailand, can also delay customer spending on our software, which is often coupled with customer purchases of new servers and IT systems. Furthermore, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole and disease pandemics could temporarily sideline a substantial part of our or our customers’ workforce at any particular time. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment or availability of our products and services, our revenues would be adversely affected. Additionally, we may incur significant costs to repair damages to our facilities and equipment.
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
As of March 31, 2013, EMC owned 42,536,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 80.0% of the total outstanding shares of common stock or 97.3% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
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
Our joint launch of GoPivotal, Inc. (“Pivotal”) with EMC may not prove successful.
In April 2013, we contributed technology and transferred employees to Pivotal, a subsidiary of EMC, established to focus on Big Data and Cloud Application Platforms. Pivotal is led by Paul Maritz, its Chief Executive Officer and our former Chief Executive Officer, and includes most employees and resources formerly working within EMC’s Greenplum and Pivotal Labs organizations, and our vFabric (including Spring and Gemfire), Cloud Foundry and Cetas organizations, as well as related efforts. Pivotal’s ability to operate successfully will require, among other factors:

•	the ability to successfully integrate technology from both us and EMC;

•	the ability to create offerings for which there is suitable demand in the marketplace;

•	the ability to have an effective go-to-market practice;

•	the ability to differentiate offerings developed by the initiative from competitors;

•	the ability to have adequate financial resources to fund its operations.
In the event that Pivotal is unable to operate successfully, we may be asked to contribute capital resources to Pivotal or accept dilution in our ownership interest, and we may be unable to realize any value from the technology and resources that we contributed to Pivotal.
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
The financial information covering the periods included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. Accordingly, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. In the three months ended March 31, 2013, we recognized revenues of $54.9 million and as of March 31, 2013, $179.1 million of revenues were included in unearned revenues from such transactions with EMC on our financial statements. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2012 and March 31, 2013, the closing trading price of our Class A common stock was very volatile, ranging between $70.37 and $114.62 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended March 31, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)(3)(4)
January 1 – January 31, 2013	417,510	$77.79	—	$468,054,934
February 1 – February 28, 2013	3,167,536	77.28	2,099,823	305,643,169
March 1 – March 31, 2013	261,673	74.53	261,673	286,141,830
	3,846,719	77.15	2,361,496	286,141,830

(1)
Includes 1,485,223 shares repurchased by EMC in open market transactions. In 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(2)
In February 2012, VMware’s Board of Directors authorized the repurchase of up to $600.0 million of VMware’s Class A common stock through the end of 2013. In November 2012, VMware’s Board of Directors authorized the repurchase of up to an additional $250.0 million of VMware’s Class A common stock through the end of 2014. VMware’s Class A common stock has been, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

(4)	Amounts do not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.20+	Executive Bonus Program, amended and restated February 14, 2013	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	May 3, 2013	By:	/s/ Jonathan C. Chadwick
Jonathan C. Chadwick Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.20+	Executive Bonus Program, amended and restated February 14, 2013	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X