Form 10-Q
period 2013-06-30
VMWARE, INC.
filed 2013-08-02
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2013, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 429,517,210 of which 129,517,210 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, vSphere, VMware vCloud, vCenter, VMware View, VMware vCloud Suite, VMware Horizon Suite, vCloud Hybrid Service, Dynamic Ops, Nicira, Wanova and Virsto are registered trademarks or trademarks of VMware, Inc. in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
License	$530.5	$517.2	$1,018.7	$999.1
Services	712.6	605.8	1,415.9	1,179.1
Total revenues	1,243.1	1,123.0	2,434.6	2,178.2
Operating expenses (1):
Cost of license revenues	54.6	56.6	111.9	113.3
Cost of services revenues	118.5	122.7	243.1	236.8
Research and development	260.7	248.6	531.2	471.0
Sales and marketing	442.1	391.5	859.5	754.9
General and administrative	96.3	91.7	194.8	173.1
Realignment charges	0.6	—	63.5	—
Operating income	270.3	211.9	430.6	429.1
Investment income	7.0	6.9	14.8	12.7
Interest expense with EMC	(0.9)	(1.2)	(1.9)	(2.4)
Other income (expense), net	16.9	(3.5)	13.9	(1.4)
Income before income taxes	293.3	214.1	457.4	438.0
Income tax provision	49.2	22.4	39.7	54.8
Net income	$244.1	$191.7	$417.7	$383.2
Net income per weighted-average share, basic for Class A and Class B	$0.57	$0.45	$0.98	$0.90
Net income per weighted-average share, diluted for Class A and Class B	$0.57	$0.44	$0.97	$0.88
Weighted-average shares, basic for Class A and Class B	428.3	427.2	428.2	426.1
Weighted-average shares, diluted for Class A and Class B	432.0	434.6	432.4	434.0
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$0.5	$0.5	$1.0	$1.0
Cost of services revenues	6.7	7.1	14.0	12.9
Research and development	51.0	48.0	113.3	87.4
Sales and marketing	33.4	33.9	69.5	59.1
General and administrative	11.6	11.4	25.7	22.3
Realignment charges	0.3	—	5.7	—
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$244.1	$191.7	$417.7	$383.2
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $(5.6), $(0.1), $(5.0) and $1.0	(9.2)	(0.2)	(8.2)	1.7
Reclassification of (gains) losses realized during the period, net of taxes of $(0.3), $(0.3), $(0.7) and $0.1	(0.4)	(0.4)	(1.1)	0.1
Net change in market value of available-for-sale securities	(9.6)	(0.6)	(9.3)	1.8
Changes in market value of effective foreign currency forward exchange contracts:
Unrealized gains (losses), net of taxes of $(0.1), $0.0, $(0.1) and $0.0	(1.1)	0.2	(1.1)	0.2
Reclassification of (gains) losses realized during the period, net of taxes of $0.0, $0.0, $0.0 and $0.0	0.5	(0.7)	—	—
Net change in market value of effective foreign currency forward exchange contracts	(0.6)	(0.5)	(1.1)	0.2
Total other comprehensive income (loss)	(10.2)	(1.1)	(10.4)	2.0
Total comprehensive income, net of taxes	$233.9	$190.6	$407.3	$385.2
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,839.7	$1,609.3
Short-term investments	3,483.3	3,021.5
Accounts receivable, net of allowance for doubtful accounts of $2.1 and $4.3	940.9	1,150.9
Due from EMC, net	33.7	67.9
Deferred tax assets	158.5	179.4
Other current assets	127.8	91.0
Total current assets	6,583.9	6,120.0
Property and equipment, net	742.8	664.7
Other assets, net	107.3	128.7
Deferred tax assets	118.8	103.0
Intangible assets, net	627.3	731.9
Goodwill	2,966.4	2,848.1
Total assets	$11,146.5	$10,596.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87.3	$89.6
Accrued expenses and other	661.4	674.7
Unearned revenues	2,230.2	2,195.9
Total current liabilities	2,978.9	2,960.2
Note payable to EMC	450.0	450.0
Unearned revenues	1,366.2	1,264.6
Other liabilities	195.1	181.6
Total liabilities	4,990.2	4,856.4
Contingencies (see Note L)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500 shares; issued and outstanding 129.9 and 128.7 shares	1.3	1.3
Class B convertible common stock, par value $.01; authorized 1,000 shares; issued and outstanding 300 shares	3.0	3.0
Additional paid-in capital	3,440.7	3,431.7
Accumulated other comprehensive income (loss)	(4.7)	5.7
Retained earnings	2,716.0	2,298.3
Total stockholders’ equity	6,156.3	5,740.0
Total liabilities and stockholders’ equity	$11,146.5	$10,596.4
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating activities:
Net income	$244.1	$191.7	$417.7	$383.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.0	89.4	178.3	175.2
Stock-based compensation	103.2	100.9	219.2	182.7
Excess tax benefits from stock-based compensation	(25.6)	(32.7)	(47.8)	(86.4)
Non-cash realignment charges	0.3	—	14.8	—
Gain on disposition of certain lines of business and other, net	(19.3)	—	(19.3)	—
Other	1.0	0.4	(1.2)	(0.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(172.6)	(91.3)	207.6	135.3
Other assets	(34.2)	(69.6)	(75.0)	(117.1)
Due to/from EMC, net	(25.2)	(43.4)	34.3	12.1
Accounts payable	26.6	4.9	18.3	17.4
Accrued expenses	94.1	95.8	(21.2)	0.9
Income taxes receivable from EMC	15.5	—	15.5	—
Income taxes payable	(4.1)	12.4	(2.3)	67.7
Deferred income taxes, net	37.1	(1.4)	8.9	(36.4)
Unearned revenues	206.2	134.2	262.9	233.9
Net cash provided by operating activities	534.1	391.3	1,210.7	967.9
Investing activities:
Additions to property and equipment	(76.1)	(44.3)	(153.9)	(78.0)
Purchases of available-for-sale securities	(917.4)	(1,253.6)	(1,654.3)	(1,955.1)
Sales of available-for-sale securities	333.6	348.4	819.2	770.8
Maturities of available-for-sale securities	187.7	277.1	369.7	534.1
Proceeds from disposition of certain lines of business	30.0	—	30.9	—
Business acquisitions, net of cash acquired	—	(102.2)	(184.5)	(102.2)
Other investing	(1.0)	(2.6)	(2.1)	(4.2)
Net cash used in investing activities	(443.2)	(777.2)	(775.0)	(834.6)
Financing activities:
Proceeds from issuance of common stock	47.2	33.6	115.1	144.6
Repurchase of common stock	(120.0)	(178.2)	(302.0)	(178.2)
Excess tax benefits from stock-based compensation	25.6	32.7	47.8	86.4
Shares repurchased for tax withholdings on vesting of restricted stock	(44.1)	(51.4)	(66.2)	(65.0)
Net cash used in financing activities	(91.3)	(163.3)	(205.3)	(12.2)
Net increase (decrease) in cash and cash equivalents	(0.4)	(549.2)	230.4	121.1
Cash and cash equivalents at beginning of the period	1,840.1	2,626.1	1,609.3	1,955.8
Cash and cash equivalents at end of the period	$1,839.7	$2,076.9	$1,839.7	$2,076.9
Non-cash items:
Changes in capital additions, accrued but not paid	$8.6	$18.0	$(4.3)	$15.3
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	3.0	6.0	1.0	6.8
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
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
As of June 30, 2013, EMC Corporation (“EMC”) holds approximately 79.8% of VMware’s outstanding common stock and 97.2% of the combined voting power of VMware’s outstanding common stock, including 43.0 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements. VMware and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and VMware’s intellectual property and real estate, agreements regarding the sale of goods and services to one another, and an agreement for EMC to resell VMware’s products and services to third party customers. In geographic areas where VMware has not established its own subsidiaries, VMware contracts with EMC subsidiaries for support services and for personnel who are managed by VMware. See Note N to the consolidated financial statements for further information regarding intercompany transactions between VMware and EMC.
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
Use of Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to trade receivable valuation, certain accrued liabilities, useful lives of fixed assets and intangible assets, valuation of acquired intangibles, revenue reserves, income taxes, stock-based compensation and contingencies. Actual results could differ from those estimates.

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
In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. VMware adopted this accounting standard update, as amended, on January 1, 2013, and determined that there was no material impact to its consolidated financial statements.
B. Business Combinations and Goodwill
Business Combinations
On February 15, 2013, VMware acquired Virsto Software (“Virsto”), a provider of software that optimizes storage performance and utilization in virtual environments. The consideration paid for this acquisition was $184.5 million, net of cash acquired.
The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (table in millions):

Intangible assets	$32.4
Goodwill	162.3
Total intangible assets acquired	194.7
Deferred tax liabilities, net	(0.1)
Other acquired liabilities, net of acquired assets	(10.1)
Total net liabilities assumed	(10.2)
Fair value of intangible assets acquired and net liabilities assumed	$184.5
During the three months ended June 30, 2013, an adjustment to provisional amounts was recorded, which was not material to VMware’s consolidated financial statements and is not reflected in the table above. The accounting for the Virsto acquisition has not been finalized due to pending items related to open tax returns, which are to be filed in the first quarter of 2014.
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
The following table summarizes the fair value of the intangible assets acquired by VMware in conjunction with the acquisition of Virsto (amounts in table in millions):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	5.0	$23.8
In-process research and development		8.6
Total intangible assets, net, excluding goodwill		$32.4
The results of operations of Virsto described above have been included in VMware’s consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired business were not material to VMware’s consolidated results of operations in the three and six months ended June 30, 2013.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In the third quarter of 2012, VMware acquired all of the outstanding capital stock of Nicira, Inc. (“Nicira”). The accounting for the Nicira acquisition has not been finalized due to pending items related to open tax returns, which are to be filed in the third quarter of 2013. Additionally, the accounting has not been finalized for certain other business combinations made within the last year. These business combinations were not material to VMware’s financial statements. For all business combinations where the accounting has not been finalized, VMware has recorded provisional amounts in its consolidated financial statements. During the measurement period, VMware may record adjustments to the provisional amounts recorded.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2013 (table in millions):

Balance, January 1, 2013	$2,848.1
Increase in goodwill related to business combination	162.3
Contribution to GoPivotal, Inc. (“Pivotal”; see Note N)	(28.4)
Reduction related to business realignment plan	(4.2)
Deferred tax adjustments to purchase price allocations on prior-year acquisitions	(10.8)
Other adjustments to purchase price allocations on prior-year acquisitions	(0.6)
Balance, June 30, 2013	$2,966.4
C. Realignment Charges
Realignment Plan
In January 2013, VMware approved a business realignment plan to streamline its operations. As of June 30, 2013, the plan was substantially completed, and it is expected to be fully completed by the end of 2013. The total charge resulting from this plan is expected to be between $70.0 million and $85.0 million, with total cash expenditures associated with the plan expected to be in the range of $50.0 million to $60.0 million. The associated cash payments are expected to be paid out primarily through the end of 2013.
The plan includes the elimination of approximately 750 positions and personnel across all major functional groups and geographies, which is expected to result in a total charge in the range of $55.0 million to $60.0 million. As of June 30, 2013, approximately 710 of the employees had been terminated. Of the total expected charge for workforce reductions, $2.5 million and $56.4 million, respectively, were recorded on the consolidated statements of income for the three and six months ended June 30, 2013. The remainder of the workforce reduction charge primarily relates to employees in foreign jurisdictions and will be recognized in future periods as the expected severance amounts are finalized. Additionally, VMware exited certain lines of business and consolidated and is planning to consolidate facilities, which VMware expects to result in a total charge, including asset impairments recorded in the prior quarter, in the range of $15.0 million to $25.0 million, of which $1.8 million and $10.8 million, respectively, was recorded on the consolidated statements of income for the three and six months ended June 30, 2013.
The following tables summarize the activity for the accrued realignment charges for the three and six months ended June 30, 2013 (tables in millions):

	For the Three Months Ended June 30, 2013
	Balance as of March 31, 2013	Realignment Charges	Utilization	Adjustments and Reversals	Balance as of June 30, 2013	Non-Cash Portion of Utilization
Workforce reductions	$25.8	$2.5	$(23.0)	$(3.7)	$1.6	$(0.3)
Asset impairments, exit of facilities and other exit costs	—	1.8	(1.3)	—	0.5	—
Total	$25.8	$4.3	$(24.3)	$(3.7)	$2.1	$(0.3)

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	For the Six Months Ended June 30, 2013
	Balance as of January 1, 2013	Realignment Charges	Utilization	Adjustments and Reversals	Balance as of June 30, 2013	Non-Cash Portion of Utilization
Workforce reductions	$—	$56.4	$(51.1)	$(3.7)	$1.6	$(5.7)
Asset impairments, exit of facilities and other exit costs	—	10.8	(10.3)	—	0.5	(9.0)
Total	$—	$67.2	$(61.4)	$(3.7)	$2.1	$(14.7)
Adjustments and reversals for the workforce reduction primarily relate to the reversal of severance amounts for employees who were hired by certain acquirers in conjunction with VMware’s exit of certain lines of business in the third quarter of 2013. The non-cash portion of utilization for the workforce reduction relates to equity compensation. The non-cash portion of asset impairments and exit of facilities primarily relates to the write-off of intangible assets due to disposition.
Other Related Activities
In connection with VMware's business realignment plan, in the three months ended June 30, 2013, VMware disposed of certain lines of business that were no longer aligned with VMware's core business priorities. VMware recognized a pre-tax gain of $31.9 million on the dispositions. The gain was recorded to other income (expense), net on the consolidated statements of income for the three and six months ended June 30, 2013.
As of June 30, 2013, VMware had reclassified assets of $18.7 million, primarily related to intangible assets for a line of business it exited in the third quarter of 2013, to assets held for sale. Additionally, $21.0 million in unearned revenues was reclassified to liabilities held for sale. Assets held for sale are reported in other current assets, while liabilities held for sale are reported in accrued expenses and other on the consolidated balance sheet as of June 30, 2013.
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
The following table sets forth the computations of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012 (table in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$244.1	$191.7	$417.7	$383.2
Weighted-average shares, basic for Class A and Class B	428.3	427.2	428.2	426.1
Effect of dilutive securities	3.7	7.4	4.2	7.9
Weighted-average shares, diluted for Class A and Class B	432.0	434.6	432.4	434.0
Net income per weighted-average share, basic for Class A and Class B	$0.57	$0.45	$0.98	$0.90
Net income per weighted-average share, diluted for Class A and Class B	$0.57	$0.44	$0.97	$0.88
For the three months ended June 30, 2013 and 2012, stock options to purchase 1.0 million and 0.4 million shares, respectively, of VMware Class A common stock, and for the six months ended June 30, 2013 and 2012, stock options to purchase 0.8 million and 0.4 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For the three months ended June 30, 2013 and 2012, 3.1 million and 2.7 million shares, respectively, of restricted stock, and for the six months ended June 30, 2013 and 2012, 2.2 million and 1.5 million shares, respectively, of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.
E. Investments
Investments as of June 30, 2013 and December 31, 2012 consisted of the following (tables in millions):

	June 30, 2013
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$402.1	$0.5	$(0.5)	$402.1
U.S. and foreign corporate debt securities	1,986.1	3.2	(6.6)	1,982.7
Foreign governments and multi-national agency obligations	37.3	—	(0.1)	37.2
Municipal obligations	915.3	1.6	(2.2)	914.7
Asset-backed securities	4.1	—	—	4.1
Mortgage-backed securities	144.3	0.2	(2.0)	142.5
Total investments	$3,489.2	$5.5	$(11.4)	$3,483.3

	December 31, 2012
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$373.9	$1.1	$—	$375.0
U.S. and foreign corporate debt securities	1,545.4	6.1	(0.5)	1,551.0
Foreign governments and multi-national agency obligations	40.6	—	—	40.6
Municipal obligations	972.9	2.7	(0.5)	975.1
Asset-backed securities	1.0	—	—	1.0
Mortgage-backed securities	78.5	0.4	(0.1)	78.8
Total investments	$3,012.3	$10.3	$(1.1)	$3,021.5
In addition, VMware evaluated its investments as of June 30, 2013 and December 31, 2012 and determined that there were no unrealized losses that indicated an other-than-temporary impairment.
In the three and six months ended June 30, 2013, VMware recognized a $13.0 million charge for a non-recoverable strategic investment. All other realized gains and losses on investments in the three and six months ended June 30, 2013 and 2012 were not material.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of June 30, 2013 and December 31, 2012, VMware did not have investments in a material continuous unrealized loss position for twelve months or greater. Unrealized losses on investments as of June 30, 2013 and December 31, 2012, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in millions):

	June 30, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$180.8	$(0.5)	$34.9	$—
U.S. and foreign corporate debt securities	1,053.4	(6.6)	315.6	(0.5)
Foreign governments and multi-national agency obligations	64.1	(0.1)	5.5	—
Municipal obligations	333.4	(2.2)	259.4	(0.5)
Asset-backed securities	4.1	—	—	—
Mortgage-backed securities	118.2	(2.0)	27.4	(0.1)
Total	$1,754.0	$(11.4)	$642.8	$(1.1)
Contractual Maturities
The contractual maturities of investments held at June 30, 2013 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$872.1	$873.4
Due after 1 year through 5 years	2,478.4	2,473.0
Due after 5 years	138.7	136.9
Total investments	$3,489.2	$3,483.3
F. Fair Value Measurements
GAAP provides that fair value is an exit price, representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) inputs are quoted prices in active markets for identical assets or liabilities; (Level 2) inputs other than the quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly; and (Level 3) unobservable inputs for the assets or liabilities in which there is little or no market data, which requires VMware to develop its own assumptions.
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
Additionally, VMware’s Level 2 classification includes foreign currency forward contracts as the valuation inputs for these are based upon quoted prices and quoted pricing intervals from public data sources. The fair value of these contracts was not material for any period presented. VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of June 30, 2013 and December 31, 2012.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheets, that were required to be measured at fair value as of June 30, 2013 and December 31, 2012 (tables in millions):

	June 30, 2013
	Level 1	Level 2	Total
Money-market funds	$1,344.2	$—	$1,344.2
U.S. Government and agency obligations	279.4	122.7	402.1
U.S. and foreign corporate debt securities	—	2,044.6	2,044.6
Foreign governments and multi-national agency obligations	—	37.2	37.2
Municipal obligations	—	914.7	914.7
Asset-backed securities	—	4.1	4.1
Mortgage-backed securities	—	142.5	142.5
Total	$1,623.6	$3,265.8	$4,889.4

	December 31, 2012
	Level 1	Level 2	Total
Money-market funds	$1,125.2	$—	$1,125.2
U.S. Government and agency obligations	249.8	155.2	405.0
U.S. and foreign corporate debt securities	—	1,568.6	1,568.6
Foreign governments and multi-national agency obligations	—	40.6	40.6
Municipal obligations	—	975.1	975.1
Asset-backed securities	—	1.0	1.0
Mortgage-backed securities	—	78.8	78.8
Total	$1,375.0	$2,819.3	$4,194.3
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
Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into foreign currency forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income (loss) on the consolidated balance sheet and is subsequently reclassified to the related operating expense line item in the consolidated statements of income in the same period that the underlying expenses are incurred. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the consolidated statements of income as incurred.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of June 30, 2013 and December 31, 2012, VMware had forward contracts to purchase foreign currency designated as cash flow hedges with a total notional value of $75.9 million and $9.3 million, respectively. The fair value of these forward contracts was immaterial as of June 30, 2013 and December 31, 2012, and therefore excluded from the fair value tables above. For the three and six months ended June 30, 2013, all cash flow hedges were considered effective.
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
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of June 30, 2013 and December 31, 2012, VMware had outstanding forward contracts with a total notional value of $322.9 million and $439.8 million, respectively. The fair value of these forward contracts was immaterial as of June 30, 2013 and December 31, 2012 and therefore excluded from the fair value tables above.
In the three months ended June 30, 2013 and 2012, VMware recognized gains of $4.8 million and $3.1 million, respectively, on its consolidated statements of income for its foreign currency forward contracts. In the six months ended June 30, 2013 and 2012, VMware recognized a gain of $15.7 million and a loss of $1.4 million, respectively, on its consolidated statements of income for its foreign currency forward contracts.
The net impact of the gains and losses on VMware’s foreign currency forward contracts and the gains and losses associated with the underlying foreign-currency denominated assets and liabilities resulted in net losses of $2.8 million and $2.6 million in the three months ended June 30, 2013 and 2012, respectively, and net losses of $5.3 million and $1.4 million in the six months ended June 30, 2013 and 2012, respectively,
H. Property and Equipment, Net
Property and equipment, net, as of June 30, 2013 and December 31, 2012 consisted of the following (table in millions):

	June 30,	December 31,
	2013	2012
Equipment and software	$684.3	$636.5
Buildings and improvements	483.5	438.3
Furniture and fixtures	69.3	67.2
Construction in progress	140.8	97.0
Total property and equipment	1,377.9	1,239.0
Accumulated depreciation	(635.1)	(574.3)
Total property and equipment, net	$742.8	$664.7
Depreciation expense was $33.7 million and $32.9 million in the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $69.0 million and $65.7 million in the six months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013 and December 31, 2012, construction in progress primarily represented buildings and site improvements related to VMware’s Palo Alto campus expansion that had not yet been placed into service.
I. Accrued Expenses and Other
Accrued expenses and other as of June 30, 2013 and December 31, 2012 consisted of the following (table in millions):

	June 30,	December 31,
	2013	2012
Salaries, commissions, bonuses, and benefits	$278.8	$292.2
Accrued partner liabilities	121.0	128.9
Other	261.6	253.6
Total	$661.4	$674.7
Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

J. Unearned Revenues
Unearned revenues as of June 30, 2013 and December 31, 2012 consisted of the following (table in millions):

	June 30,	December 31,
	2013	2012
Unearned license revenues	$427.2	$462.7
Unearned software maintenance revenues	2,903.3	2,755.0
Unearned professional services revenues	265.9	242.8
Total unearned revenues	$3,596.4	$3,460.5
Unearned license revenues are either recognized ratably, recognized upon delivery of existing or future products or services, or will be recognized ratably upon delivery of future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. VMware regularly offers product promotions to improve awareness of its emerging products. To the extent promotional products have not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At June 30, 2013, the ratable component represented over half of the total unearned license revenue balance. Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are recognized ratably, typically over terms of one to five years with a weighted-average remaining term at June 30, 2013 of approximately 2.0 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered.
K. Income Taxes
Although VMware files a consolidated federal tax return with EMC, the income tax provision is calculated under a hybrid method, primarily as though VMware were a separate taxpayer, however, where VMware and EMC are parties to transactions outside the normal course of business, the tax consequences of these transactions are determined in accordance with consolidated return rules. The Company’s effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to differential tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.
VMware’s effective income tax rate was 16.8% and 10.5% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rate was 8.7% and 12.5% for the six months ended June 30, 2013 and 2012, respectively. The higher effective rate for the three months ended June 30, 2013 compared with the three months ended June 30, 2012 was primarily attributable to the unfavorable tax impact of VMware’s dispositions associated with VMware’s business realignment plan during the three months ended June 30, 2013, as well as to a jurisdictional shift of income from lower-tax non-U.S. jurisdictions to the United States. Additionally, the federal R&D credit applicable to 2013 favorably impacted the effective tax rate for the three months ended June 30, 2013. The lower effective rate for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 was primarily attributable to the discrete tax benefits recognized in the six months ended June 30, 2013 due to the retroactive enactment of the federal R&D tax credit by the United States Congress in January 2013 and the net favorable tax impact of charges under VMware’s realignment plan, which occurred in the first quarter of 2013. This was partially offset by a jurisdictional shift of income from lower-tax non-U.S. jurisdictions to the United States. See Note C to the consolidated financial statements for further information on VMware’s realignment plan and related dispositions.
VMware’s rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. VMware’s international income is primarily earned by VMware’s subsidiaries in Ireland, where the statutory tax rate is 12.5%. Management does not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on VMware’s effective tax rate. As of June 30, 2013, VMware’s total cash, cash equivalents, and short-term investments were $5,323.0 million, of which $3,736.8 million were held outside the U.S. VMware’s intent is to indefinitely reinvest its non-U.S. funds in its foreign operations, and VMware’s current plans do not demonstrate a need to repatriate them to fund its U.S. operations. VMware plans to meet its U.S. liquidity needs through cash flows from operations, external borrowings, or both. VMware utilizes a variety of tax planning strategies in an effort to ensure that its worldwide cash is available in the locations in which it is needed. If VMware determines these overseas funds are needed for its operations in the U.S., the Company would

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

be required to accrue U.S. taxes on the related undistributed earnings in the period VMware determines the earnings will no longer be indefinitely invested outside the U.S. in order to repatriate these funds. At this time, it is not practicable to estimate the amount of tax that may be payable were VMware to repatriate these funds.
As of June 30, 2013, VMware had gross unrecognized tax benefits totaling $164.2 million, which excludes $7.2 million of offsetting tax benefits. Approximately $156.7 million of VMware’s net unrecognized tax benefits, not including interest and penalties, if recognized, would reduce income tax expense and lower VMware’s effective tax rate in the period or periods recognized. In total, there were $167.6 million of net unrecognized tax benefits, including interest and penalties, which were classified as a non-current liability on the consolidated balance sheet as of June 30, 2013. It is reasonably possible that within the next 12 months audit resolutions could potentially reduce total unrecognized tax benefits by approximately $7.5 million. Due to the closure of tax audits and statutes that lapsed, approximately $5.0 million of uncertain tax benefits were reversed during the six months ended June 30, 2013. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $2.8 million in interest and penalties for the six months ended June 30, 2013. Interest and penalties for the three months ended June 30, 2013 were not material. As of June 30, 2013, there were $10.9 million of interest and penalties accrued for unrecognized tax benefits. These amounts are included as components of the $167.6 million of net unrecognized tax benefits as of June 30, 2013.
L. Contingencies
Litigation
From time to time, VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from government entities regarding the compliance of its contracting and sales practices with applicable regulations. VMware accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of June 30, 2013 and December 31, 2012, the amounts accrued were not material. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would also be immaterial to VMware’s consolidated financial position and results of operations.
M. Stockholders’ Equity
VMware Equity Plan and VMware Employee Stock Purchase Plan
In May 2013, VMware amended its 2007 Equity and Incentive Plan to increase the number of shares available for issuance by 13,300,000 shares. VMware also amended its 2007 Employee Stock Purchase Plan to increase the number of shares available for issuance by 7,900,000 shares.
VMware Stock Repurchase Programs
In November 2012, VMware’s Board of Directors authorized the repurchase of up to $250.0 million of VMware’s Class A common stock through the end of 2014. In February 2012, VMware’s Board of Directors authorized the repurchase of up to $600.0 million of VMware’s Class A common stock, which was completed in the second quarter of 2013. Previously, in February 2011, VMware’s Board of Directors authorized the repurchase of up to $550.0 million of VMware’s Class A common stock, which was completed in the second quarter of 2012.
From time to time, future stock repurchases may be made pursuant to the November 2012 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes stock repurchase activity in the three and six months ended June 30, 2013 and 2012 (table in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Aggregate purchase price	$120.0	$178.2	$302.0	$178.2
Class A common shares repurchased	1.6	1.8	4.0	1.8
Weighted-average price per share	$73.26	$96.50	$75.50	$96.50
The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital. As of June 30, 2013, the authorized amount remaining for repurchase was $165.8 million.
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
The following table summarizes restricted stock activity since January 1, 2013 (units in millions):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2013	12.2	$91.93
Granted	4.6	72.66
Vested	(2.5)	81.97
Forfeited	(1.4)	92.01
Outstanding, June 30, 2013	12.9	87.08
As of June 30, 2013, the 12.9 million of units outstanding included 11.9 million of RSUs, 0.6 million of restricted stock and 0.4 million of PSUs. Such PSUs are convertible into a maximum aggregate of 1.1 million shares.
The total fair value of VMware restricted stock, including restricted stock and restricted stock units that vested in the six months ended June 30, 2013 was $187.1 million. As of June 30, 2013, restricted stock representing 12.9 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $866.5 million based on VMware’s closing price as of June 28, 2013. These awards are scheduled to vest through 2017.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) in the six months ended June 30, 2013 were as follows (table in millions):

	Unrealized Losses on Available-for-Sale Securities	Losses on Cash Flow Hedges	Total
Balance, January 1, 2013	$5.7	$—	$5.7
Other comprehensive loss before reclassifications, net of taxes of $(5.0), $(0.1) and $(5.1)	(8.2)	(1.1)	(9.3)
Amounts reclassified from accumulated other comprehensive income to the consolidated statement of income, net of taxes of $(0.7), $0.0 and $(0.7)	(1.1)	—	(1.1)
Other comprehensive loss, net	(9.3)	(1.1)	(10.4)
Balance, June 30, 2013	$(3.6)	$(1.1)	$(4.7)
Gains (losses) on VMware’s available-for-sale securities are reclassified to investment income on the consolidated statement of income in the same period that they are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments is reclassified to its related operating expense line item on the consolidated statement of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense line items on the consolidated statements of income in the three and six months ended June 30, 2013 were not material.
N. Related Party Transactions
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles VMware’s products and services with EMC’s products and sells them to end-users. In the three months ended June 30, 2013 and 2012, VMware recognized revenues of $35.5 million and $45.6 million, respectively, from such contractual arrangement with EMC. In the six months ended June 30, 2013 and 2012, VMware recognized revenues of $71.8 million and $80.6 million, respectively, from such contractual arrangement with EMC. As of June 30, 2013, $160.8 million of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended June 30, 2013 and 2012, VMware recognized professional services revenues of $30.2 million and $23.6 million, respectively, from such contractual agreements with EMC. In the six months ended June 30, 2013 and 2012, VMware recognized revenues of $45.7 million and $42.3 million, respectively, from such contractual agreements with EMC. As of June 30, 2013, $6.0 million of revenues from professional services to EMC customers were included in unearned revenues.
In the three months ended June 30, 2013 and 2012, VMware recognized revenues of $3.3 million and $2.1 million, respectively, from products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. In the six months ended June 30, 2013 and 2012, VMware recognized revenues of $6.4 million and $3.8 million, respectively, from such contractual agreements with EMC. As of June 30, 2013, $31.6 million of revenues from products and services purchased by EMC for internal use were included in unearned revenues.
VMware purchased products and services for internal use from EMC for $14.8 million and $5.9 million in the three months ended June 30, 2013 and 2012, respectively, and for $25.0 million and $23.9 million in the six months ended June 30, 2013 and 2012, respectively. Additionally, VMware purchased products and services for internal use from Pivotal for $2.5 million and $5.5 million in the three and six months ended June 30, 2013, respectively.
Although VMware files a consolidated federal tax return with EMC, the income tax provision is calculated under a hybrid method, primarily as though VMware were a separate taxpayer, however, where VMware and EMC are parties to transactions outside the normal course of business, the tax consequences of these transactions are determined in accordance with consolidated return rules. Payments between VMware and EMC under the tax sharing agreement primarily relate to VMware’s portion of federal income taxes on EMC’s consolidated tax return. Payments from VMware to EMC primarily relate to periods for which VMware had federal taxable income, while payments from EMC to VMware relate to periods for which VMware had a federal taxable loss. In the three and six months ended June 30, 2013, EMC paid VMware $15.5 million under the tax sharing agreement and no payments were made by VMware to EMC. In the three and six months ended June 30, 2012, no payments were made by either VMware or EMC under the tax sharing agreement. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

would owe based on the hybrid-method and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not material.
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on VMware’s behalf in the U.S. that are also recorded as expenses in VMware’s consolidated statements of income. The total cost of the services provided to VMware by EMC as described above was $27.2 million and $21.2 million in the three months ended June 30, 2013 and 2012, respectively, and $62.7 million and $49.0 million in the six months ended June 30, 2013 and 2012, respectively.
In the three months ended June 30, 2013 and 2012, $0.9 million and $1.2 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. In the six months ended June 30, 2013 and 2012, $1.9 million and $2.4 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. VMware’s interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
In 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets and continued to be responsible to Mozy customers for Mozy products and services and to recognize revenue from such products and services. VMware entered into an operational support agreement with EMC through the end of 2012, pursuant to which VMware took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, were reimbursed to VMware by EMC. In the fourth quarter of 2012, the operational support agreement between VMware and EMC was amended such that VMware would no longer operate the Mozy service on behalf of EMC. Under the amendment, VMware transferred substantially all employees that support Mozy services to EMC and EMC purchased certain assets from VMware in relation to transferred employees. The termination of service and related transfer of employees and sale of assets was substantially completed during the first quarter of 2013. On the consolidated statements of income, such amounts reimbursed by EMC to VMware to operate Mozy were immaterial in the three and six months ended June 30, 2013, and $16.4 million and $30.9 million in the three and six months ended June 30, 2012, respectively. These amounts were recorded as a reduction to the costs VMware incurred.
From time to time, VMware and EMC enter into agreements to collaborate on technology projects. In both the three months ended June 30, 2013 and 2012, VMware received $1.7 million from EMC for EMC’s portion of expenses related to such projects, and in the six months ended June 30, 2013 and 2012, VMware received $3.8 million and $2.8 million, respectively, from such contractual agreements with EMC. In the three months ended June 30, 2013, VMware paid $1.5 million to EMC for services provided to VMware by EMC related to such projects, and in the six months ended June 30, 2013, VMware paid $2.1 million to EMC for such contractual agreements with EMC.
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which VMware has an ownership interest. With the exception of a long-term incentive performance award from EMC that Pat Gelsinger agreed to cancel in consideration of a new PSU award from VMware, both Paul Maritz and Pat Gelsinger retained and continue to vest in their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards will be recognized on VMware’s consolidated statements of income over the awards’ remaining requisite service periods. Stock-based compensation related to Paul Maritz’s VMware awards will be recognized by EMC and Pivotal.
As of June 30, 2013, VMware had $33.7 million net due from EMC, which consisted of $84.5 million due from EMC and $7.9 million due from Pivotal, partially offset by $43.2 million due to EMC and $15.5 million due to Pivotal. These amounts resulted from the related-party transactions with EMC described above, as well as the related-party transactions with Pivotal described below. Additionally, VMware had a net income tax payable due to EMC of $2.3 million as of June 30, 2013, which was included in accrued expenses and other on VMware’s consolidated balance sheet. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Joint Contribution of Assets with EMC into Pivotal
On April 1, 2013, VMware and EMC contributed certain assets to Pivotal and Pivotal assumed certain liabilities from VMware and EMC. VMware contributed substantially all assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to certain of its Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. During the three months ended June 30, 2013, VMware transferred approximately 400 VMware employees to Pivotal. EMC contributed substantially all assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to its Greenplum and Pivotal Labs businesses. Additionally, EMC made a capital contribution to Pivotal. Pivotal assumed substantially all of the rights and responsibilities for the respective support arrangements transferred by VMware and EMC.
In exchange for their contributions, VMware received preferred equity interests in Pivotal equal to approximately 31% of Pivotal’s outstanding shares, and EMC received equity interests in Pivotal equal to approximately 69% of Pivotal’s outstanding shares. Additionally, VMware and Pivotal entered into an agreement with Pivotal pursuant to which VMware will act as the selling agent of the products and services it contributed to Pivotal until at least December 31, 2013 in exchange for a customary agency fee. In the three months ended June 30, 2013, VMware recognized revenues of $1.6 million from such contractual arrangement with Pivotal. VMware also agreed to provide various transition services to Pivotal until at least December 31, 2013. Pursuant to the support agreement, costs incurred by VMware to support Pivotal services are reimbursed to VMware by Pivotal. During the three months ended June 30, 2013, VMware provided transition services of $7.7 million that are reimbursable by Pivotal and which were recorded as a reduction to the costs VMware incurred.
The book value of all contributed assets and the liabilities assumed by Pivotal, with the exception of intangible assets and goodwill, was based on the book values of those assets and liabilities specific to those particular products and services. For intangible assets and goodwill, the book value contributed was based on the relative fair value of the contributed assets applicable to Pivotal.
On April 1, 2013, VMware contributed a net liability of $15.7 million to Pivotal, which was included in VMware’s consolidated balance sheet as of March 31, 2013. During the three months ended June 30, 2013, adjustments to provisional amounts were recorded, which were not material to VMware’s consolidated financial statements. The following table summarizes the assets VMware contributed to Pivotal and the liabilities Pivotal assumed from VMware, adjusted for provisional amounts, which were not material to VMware’s consolidated financial statements (table in millions):

Accounts receivable	$4.3
Property and equipment, net	1.4
Intangible assets	27.7
Goodwill	28.4
Total assets	61.8
Accounts payable, accrued liabilities and other, net	(6.3)
Unearned revenues	(71.2)
Total liabilities	(77.5)
Total liabilities, net assumed by Pivotal	$(15.7)
Of the $71.2 million in unearned revenues assumed by Pivotal, $32.0 million related to unearned license revenues and $39.2 million related to unearned services revenues.
VMware accounts for its investment in Pivotal on a cost basis as VMware’s preferred equity interests have a distribution preference upon dissolution or liquidation of Pivotal. As Pivotal assumed a net liability from VMware, the investment carried by VMware has a cost basis of zero. Thus the net liability assumed by Pivotal of $15.7 million as of April 1, 2013 was classified to additional paid-in capital on VMware’s consolidated balance sheet.
In May 2013, a third-party strategic investor made an investment of approximately $105.0 million in Pivotal. Upon closing of the third-party investment, the interests of EMC, VMware and the third party investor represented approximately 62%, 28% and 10%, respectively, of Pivotal’s outstanding equity.
O. Segment Information
VMware operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and assessing performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. Since VMware operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Revenues by geographic area for the three and six months ended June 30, 2013 and 2012 were as follows (table in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
United States	$590.3	$550.7	$1,158.8	$1,035.6
International	652.8	572.3	1,275.8	1,142.6
Total	$1,243.1	$1,123.0	$2,434.6	$2,178.2
No individual country other than the United States had material revenues for the three and six months ended June 30, 2013 and 2012.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of June 30, 2013 and December 31, 2012 were as follows (table in millions):

	June 30, 2013	December 31, 2012
United States	$646.2	$562.9
International	51.4	51.2
Total	$697.6	$614.1
No individual country other than the United States accounted for 10% or more of these assets as of June 30, 2013 and December 31, 2012, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We expect to grow our business by building long-term relationships with our customers through the adoption of enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings offered both directly by us and through certain channel partners that provide for multi-year maintenance and support at discounted prices. Under a typical ELA, a portion of the revenues is attributed to the license revenues and the remainder is primarily attributed to software maintenance revenues. In addition, the initial maintenance period is typically longer for ELAs than for other types of license sales. ELAs enable us to build long-term relationships with our customers as they commit to our virtual infrastructure solutions in their data centers. ELAs also provide a base from which to sell additional products, such as our end-user computing products and our cloud infrastructure and management products. ELAs comprised 37% and 29% of our overall sales during the second quarters of 2013 and 2012, respectively, and 33% and 26% of our overall sales during the first halves of 2013 and 2012, respectively, with the balance represented by our non-ELA, or transactional business. In 2013, in addition to continuing to increase revenues through the adoption of ELAs, we are focused on driving additional transactional business.
In January 2013, we announced a realignment of our strategy to refocus our resources and investments in support of three growth priorities that focus on our core opportunities as a provider of virtualization technologies that simplify IT infrastructure: the software-defined data center, the hybrid cloud and end-user computing. For the SDDC, we plan to continue to invest in the development and delivery of innovations in networking, security, storage and management as we continue to roll out and enhance the features of our vCloud Suite. For the hybrid cloud, we are introducing a public cloud infrastructure as a service offering designed to be completely interoperable with our customers’ VMware virtualized infrastructure. For end-user computing, we plan to enhance our offerings to enable a virtual workspace for both existing PC environments and emerging mobile devices in a secure enterprise environment.
In January 2013, we also approved a business realignment plan to streamline our operations and to enhance focus on our three growth priorities. As of June 30, 2013, the plan was substantially completed, and it is expected to be fully completed by the end of 2013. The total charge resulting from this plan is expected to be between $70.0 and $85.0. The plan includes the elimination of approximately 750 positions and personnel across all major functional groups and geographies, which is expected to result in a charge in the range of $55.0 to $60.0, of which $56.4 was recorded in the first half of 2013. Additionally, we exited certain lines of business and consolidated and are planning to consolidate facilities, which are expected to result in a charge in the range of $15.0 to $25.0, of which $10.8 was recorded in the first half of 2013. Although we expect that streamlining our operations will have a favorable impact on our operating expenses in future quarters, we expect that operating expenses related to our headcount will increase as we expect our total headcount to increase by approximately 500 during 2013 as we continue to make key investments in support of our long-term growth objectives.
On April 1, 2013, we and EMC contributed certain assets to GoPivotal, Inc. (“Pivotal”) and Pivotal assumed certain liabilities from us and EMC. We contributed substantially all assets to Pivotal, including intellectual property, and Pivotal assumed substantially all liabilities, related to certain of our Cloud Application Platform products and services, including our Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. The net liability assumed by Pivotal as of June 30, 2013, was $15.7. We transferred approximately 400 of our employees to Pivotal during the second quarter of 2013. EMC contributed substantially all assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to its Greenplum and Pivotal Labs businesses. Additionally, EMC made a capital contribution to Pivotal. Pivotal assumed substantially all of the rights and responsibilities for the respective support arrangements transferred by us and EMC.
In exchange for our and EMC’s contributions, we received preferred equity interests in Pivotal equal to approximately 31% of Pivotal’s outstanding shares, and EMC received equity interests in Pivotal equal to approximately 69% of Pivotal’s outstanding shares. Following the formation of Pivotal, a third party invested $105.0 in Pivotal reducing our ownership interest to 28%. We account for our investment in Pivotal on a cost basis. Additionally, we and Pivotal entered into an agreement pursuant to which we are acting as the selling agent of the products and services we contributed to Pivotal until at least December 31, 2013 in exchange for a customary agency fee. We have also agreed to provide various transition services to Pivotal until at least December 31, 2013, for which we are reimbursed for our costs.
Starting with the second quarter of 2013, substantially all revenues and costs associated with our contribution to Pivotal have been eliminated from our consolidated statements of income. While the contribution of these business lines to Pivotal has had a negative impact on our revenue growth rate compared to 2012, it had a positive impact on our 2013 operating margin due to the elimination of Pivotal related costs from our consolidated statements of income. In addition, the disposition of certain lines of business under our realignment plan had and is expected to have a negative impact on our revenue growth rate in 2013 compared to periods in the prior year.
Results of Operations
As we operate our business in one operating segment, our revenues and operating expenses are presented and discussed at the consolidated level.
Our current financial focus is on long-term revenue growth to enable us to fund our expansion of industry segment share and to evolve our virtualization-based products for data centers, end-user devices and cloud computing through a combination of internal development and acquisitions. In evaluating our results, we also focus on our free cash flows and operating margin excluding certain expenses which are included in our total operating expenses calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). The expenses excluded are stock-based compensation, amortization of acquired intangible assets, realignment charges and certain other expenses consisting of the net effect of amortization and capitalization of software development costs, employer payroll taxes on employee stock transactions and acquisition and other-related items. We believe these measures reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. We are not currently focused on short-term operating margin expansion, but rather on investing at appropriate rates to support our growth and priorities in what may be a substantially more competitive environment. See “Non-GAAP Financial Measures” for further information.

Revenues
Our revenues in the second quarter and first half of 2013 and 2012 were as follows:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues:
License	$530.5	$517.2	$13.3	3%	$1,018.7	$999.1	$19.6	2%
Services:
Software maintenance	614.3	519.1	95.2	18	1,219.8	1,011.4	208.4	21
Professional services	98.3	86.7	11.6	13	196.1	167.7	28.4	17
Total services	712.6	605.8	106.8	18	1,415.9	1,179.1	236.8	20
Total revenues	$1,243.1	$1,123.0	$120.1	11	$2,434.6	$2,178.2	$256.4	12

Revenues:
United States	$590.3	$550.7	$39.6	7%	$1,158.8	$1,035.6	$123.2	12%
International	652.8	572.3	80.5	14	1,275.8	1,142.6	133.2	12
Total revenues	$1,243.1	$1,123.0	$120.1	11	$2,434.6	$2,178.2	$256.4	12
In the second quarter and first half of 2013, we achieved growth in license and services revenues, and growth in the United States and internationally, as compared with the second quarter and first half of 2012.
License Revenues
License revenues in the second quarter and first half of 2013 were up 3% and 2%, respectively, compared to the second quarter and first half of 2012. Our revenue growth rate was negatively impacted by the contribution of certain business lines to Pivotal and the disposition of certain business lines under our realignment plan, negatively impacting license revenue growth rates by 2% and 1% in the second quarter and first half of 2013, respectively. Excluding from both the 2013 and the 2012 periods the revenues related to Pivotal and all dispositions under our realignment plan, including the business line we exited in the third quarter of 2013, license revenues grew 5% and 3% in both the second quarter and first half of 2013, respectively. See “Non-GAAP Financial Measures” for further information on license revenues excluding Pivotal and our 2013 dispositions.
Services Revenues
In the second quarter and first half of 2013, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.
In the second quarter and first half of 2013, professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services.
Our revenue growth rate was negatively impacted by the contribution of certain business lines to Pivotal and the disposition of certain business lines under our realignment plan, negatively impacting services revenues growth rates by 6% and 3% in the second quarter and first half of 2013, respectively. Excluding from both the 2013 and the 2012 periods the revenues related to Pivotal and all dispositions under our realignment plan, including the business line we exited in the third quarter of 2013, services revenues grew 24% in both the second quarter and first half of 2013. See “Non-GAAP Financial Measures” for further information on services revenues excluding Pivotal and our 2013 dispositions.
Revenue Growth in Constant Currency
We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. In order to provide a comparable framework for assessing how our business performed excluding the effect of foreign currency fluctuations, management analyzes year-over-year revenue growth on a constant currency basis. Since we operate with the U.S. Dollar as our functional currency, unearned revenues for orders booked in currencies other than the U.S. Dollar are converted into U.S. Dollars at the exchange rate in effect for the month in which each order is booked and remain at their historical rate when recognized into revenue. We calculate constant currency on license revenues recognized during the current period that were originally booked in currencies other than U.S. Dollars by comparing the exchange rates used to recognize revenue in the current period against the exchange rates used to recognize revenue in the comparable period. For the second quarter of 2013, the year-over-year growth in license revenues measured on a constant currency basis was 4% compared with 3% as reported, and was 3% compared with 2% as reported year-over-year for the first half of 2013. We do not calculate constant currency on services revenues, which include software maintenance revenues and professional services revenues.
Unearned Revenues
Our unearned revenues as of June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Unearned license revenues	$427.2	$462.7
Unearned software maintenance revenues	2,903.3	2,755.0
Unearned professional services revenues	265.9	242.8
Total unearned revenues	$3,596.5	$3,460.6
The complexity of our unearned revenues has increased over time as a result of acquisitions, an expanded product portfolio and a broader range of pricing and packaging alternatives. Unearned license revenues are either recognized ratably, recognized upon delivery of existing or future products or services, or will be recognized ratably upon delivery of future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. We regularly offer product promotions to improve awareness of our emerging products. To the extent promotional products have not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Increasingly, unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. At June 30, 2013, the ratable component represented over half of the total unearned license revenue balance. The amount of total unearned license revenues may vary over periods due to the type and level of promotions offered, the portion of license contracts sold with a ratable recognition element, and when promotional products are delivered upon general availability. Unearned software maintenance revenues are attributable to our maintenance contracts and are recognized ratably, typically over terms from one to five years with a weighted-average remaining term at June 30, 2013 of approximately 2.0 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered. We believe that our overall unearned revenue balance improves predictability of future revenues and that it is a key indicator of the health and growth of our business. As of June 30, 2013, 88% of our total unearned revenues are expected to be recognized ratably, after the delivery of any specified deliverables, if applicable.
As of June 30, 2013, we reclassified $21.0 of unearned revenues to liabilities held for sale that are related to a line of business that we exited in the third quarter of 2013. Liabilities held for sale are reported in accrued expenses and other on the consolidated balance sheet.
In the second quarter of 2013, approximately $101.4 previously included in our unearned revenues was removed from our total unearned revenue balance. Of this amount, $71.2 was attributable to the transfer of unearned revenues to Pivotal and the balance of approximately $30.2 was attributable to the remaining disposals of businesses under our realignment plan.

Operating Expenses
Information about our operating expenses for the second quarter and first half of 2013 and 2012 is as follows:

	For the Three Months Ended June 30, 2013
	Core Operating Expenses (1)	Stock-Based Compensation	Intangible Amortization	Realignment Charges	Other Operating Expenses	Total Operating Expenses
Cost of license revenues	$18.7	$0.5	$22.2	$—	$13.2	$54.6
Cost of services revenues	110.8	6.7	0.8	—	0.2	118.5
Research and development	207.4	51.0	0.8	—	1.5	260.7
Sales and marketing	405.7	33.4	1.6	—	1.4	442.1
General and administrative	83.6	11.6	—	—	1.1	96.3
Realignment charges	—	—	—	0.6	—	0.6
Total operating expenses	$826.2	$103.2	$25.4	$0.6	$17.4	$972.8
Operating income						$270.3
Operating margin						21.7%

	For the Three Months Ended June 30, 2012
	Core Operating Expenses(1)	Stock-Based Compensation	Intangible Amortization	Realignment Charges	Other Operating Expenses	Total Operating Expenses
Cost of license revenues	$21.5	$0.5	$13.7	$—	$20.9	$56.6
Cost of services revenues	114.1	7.1	1.1	—	0.4	122.7
Research and development	197.7	48.0	0.8	—	2.1	248.6
Sales and marketing	353.3	33.9	2.9	—	1.4	391.5
General and administrative	78.2	11.4	—	—	2.1	91.7
Total operating expenses	$764.8	$100.9	$18.5	$—	$26.9	$911.1
Operating income						$211.9
Operating margin						18.9%

	For the Six Months Ended June 30, 2013
	Core Operating Expenses(1)	Stock-Based Compensation	Intangible Amortization	Realignment Charges	Other Operating Expenses	Total Operating Expenses
Cost of license revenues	$39.1	$1.0	$45.5	$—	$26.3	$111.9
Cost of services revenues	226.9	14.0	1.8	—	0.4	243.1
Research and development	413.6	113.3	1.8	—	2.5	531.2
Sales and marketing	783.7	69.5	4.2	—	2.1	859.5
General and administrative	166.8	25.7	—	—	2.3	194.8
Realignment charges	—	—	—	63.5	—	63.5
Total operating expenses	$1,630.1	$223.5	$53.3	$63.5	$33.6	$2,004.0
Operating income						$430.6
Operating margin						17.7%

	For the Six Months Ended June 30, 2012
	Core Operating Expenses(1)	Stock-Based Compensation	Intangible Amortization	Realignment Charges	Other Operating Expenses	Total Operating Expenses
Cost of license revenues	$42.7	$1.0	$27.0	$—	$42.6	$113.3
Cost of services revenues	220.9	12.9	2.2	—	0.8	236.8
Research and development	378.0	87.4	1.5	—	4.1	471.0
Sales and marketing	686.5	59.1	5.9	—	3.4	754.9
General and administrative	148.2	22.3	—	—	2.6	173.1
Total operating expenses	$1,476.3	$182.7	$36.6	$—	$53.5	$1,749.1
Operating income						$429.1
Operating margin						19.7%
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

Our operating margin on total operating expenses increased to 21.7% in the second quarter of 2013 from 18.9% in the second quarter of 2012. The increase in our operating margin in the second quarter of 2013 compared with the second quarter of 2012 primarily related to the year-over-year decrease in amortization of capitalized software costs resulting from the timing of the completion of amortization for previous product releases and the change in our go-to-market strategy. Our operating margin on total operating expenses decreased to 17.7% in the first half of 2013 from 19.7% in the first half of 2012. The decrease in our operating margin in the first half of 2013 compared with the first half of 2012 primarily related to the year-over-year increase in realignment charges and stock-based compensation. Additionally, our operating margin in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 was impacted by increases in our revenues, which outpaced the increases in our core operating expenses.
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
Core operating expenses increased by $61.4 or 8% in the second quarter of 2013 compared with the second quarter of 2012. Core operating expenses increased by $153.8 or 10% in the first half of 2013 compared with the first half of 2012. As quantified below, these increases were primarily due to increases in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training, which increased largely as a result of increases in salaries and commissions. While ending headcount remained relatively flat, we did experience an overall increase in average headcount during the second quarter and first half of 2013 compared to the second quarter and first half of 2012. The increase in core operating expenses in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 was partially offset by a decrease in operating expenses related to Pivotal.
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
Core operating expenses for cost of license revenues decreased by $2.8 or 13% in the second quarter of 2013 compared with the second quarter of 2012, and by $3.6 or 8% in the first half of 2013 compared with the first half of 2012. The decreases were primarily due to a decrease of IT development costs.

Cost of Services Revenues
Our core operating expenses for cost of services revenues primarily include the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services.
Core operating expenses for cost of services revenues decreased by $3.3 or 3% in the second quarter of 2013 compared with the second quarter of 2012. The decrease was primarily due to $11.9 of operating expenses related to Pivotal. The decrease was partially offset by an increase of employee-related expenses of $7.8 driven by incremental growth in headcount from strategic hiring and business acquisitions.
Core operating expenses for cost of services revenues increased by $6.0 or 3% in the first half of 2013 compared with the first half of 2012. The increase was primarily due to $18.6 of employee-related expenses driven by incremental growth in headcount from strategic hiring. The increase was partially offset by a decrease of $13.6 of operating expenses related to Pivotal.
Research and Development Expenses
Our core operating expenses for research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancement of our existing software offerings.
Core operating expenses for R&D increased by $9.7 or 5% in the second quarter of 2013 compared with the second quarter of 2012, and by $35.6 or 9% in the first half of 2013 compared with the first half of 2012. The increase in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 was primarily due to growth in employee-related expenses of $23.4 and $44.1, respectively, which was primarily driven by incremental growth in headcount from strategic hiring and business acquisitions. Additionally, IT development costs increased by $2.1 and $4.7 in the second quarter and first half of 2013, respectively. Also contributing to the increase in expenses in the second quarter of 2013 were equipment and depreciation expenses of $3.4, and in the first half of 2013, contractor costs of $5.4. The increases in expenses in the second quarter and first half of 2013 were partially offset by a decrease of $20.9 and $23.5, respectively, of research and development expenses related to Pivotal.
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
Core operating expenses for sales and marketing increased by $52.4 or 15% in the second quarter of 2013 compared with the second quarter of 2012, and by $97.2 or 14% in the first half of 2013 compared with the first half of 2012. The increase in the second quarter and first half of 2013 was primarily due to growth in employee-related expenses of $55.1 and $98.0, respectively, driven by incremental growth in headcount and by higher commission expense due to increased sales volumes. Additionally, contractor costs increased by $4.2 and $7.0 in the second quarter and first half of 2013, respectively, to support company growth priorities. Also contributing to the increase in expenses in the second quarter of 2013 were IT development costs of $2.1. The increases in expenses in the second quarter and first half of 2013 were partially offset by a decrease of $14.7 and $18.9, respectively, of sales and marketing expenses related to Pivotal. Additionally, the positive impact of $3.4 and $5.2, respectively, from fluctuations in the exchange rate between the U.S. Dollar and foreign currencies contributed to the offset of increased expenses in the second quarter and first half of 2013.
General and Administrative Expenses
Our core operating expenses for general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal departments, as well as expenses related to corporate costs and initiatives and facilities costs.
Core operating expenses for general and administrative increased by $5.4 or 7% in the second quarter of 2013 compared with the second quarter of 2012, and by $18.6 or 13% in the first half of 2013 compared with the first half of 2012. The increase in the second quarter and first half of 2013 was primarily due to an increase of $4.3 and $8.7, respectively, related to employee-related expenses mostly due to incremental growth in headcount, and an increase of $1.6 and $6.1, respectively, in corporate expenses, which includes contributions to our charitable foundation.
Stock-Based Compensation
Stock-based compensation was $103.2 and $100.9 in the second quarter of 2013 and 2012, respectively, an increase of $2.3 or 2.3%. Stock-based compensation was $223.5 and $182.7 in the first half of 2013 and 2012, respectively, an increase of $40.8 or 22.3%. The increase in total stock-based compensation expense in the second quarter and first half of 2013 compared with the second quarter and first half of 2012 was primarily due to an increase of $15.8 and $39.3, respectively, as a result of business acquisitions, primarily attributable to our acquisition of Nicira in the third quarter of 2012. Additionally, stock-based compensation expense increased due to an increase of $12.2 and $24.7, respectively, for awards made to new employees joining VMware over the last year, as well as an increase of $7.6 and $29.9, respectively, for new awards issued to our existing employees. Partially offsetting these increases was a decrease of $13.8 and $21.2 in the second quarter and first half of 2013, respectively, related to forfeitures, as well as a decrease of $12.0 and $25.8, respectively, related to grants that became fully vested over the past year. Also, the transfer of Mozy and Pivotal employees contributed to the decrease in stock-based compensation in both the second quarter and first half of 2013.
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
As of June 30, 2013, the total unamortized fair value of our outstanding equity-based awards held by our employees was $865.6, and is expected to be recognized over a weighted-average period of approximately 1.6 years.
Intangible Amortization
Intangible amortization increased $6.8 or 37% in second quarter of 2013 compared with the second quarter of 2012 and $16.7 or 46% in the first half of 2013 compared with the first half of 2012 as a result of new acquisitions, primarily the acquisition of Nicira in the third quarter of 2012. The increase was partially offset by the transfer of certain intangible assets to Pivotal, as well as a result of exiting certain lines of business under our realignment plan. Intangible amortization is predominantly recorded to cost of license revenues on our accompanying consolidated statement of income.
Realignment Charges
In January 2013, we approved a business realignment plan to streamline our operations. As of June 30, 2013, the plan was substantially completed, and it is expected to be fully completed by the end of 2013. The total charge resulting from this plan is expected to be between $70.0 and $85.0, with total cash expenditures associated with the plan expected to be in the range of $50.0 to $60.0. The associated cash payments are expected to be paid out primarily through the end of 2013.
The plan includes the elimination of approximately 750 positions and personnel across all major functional groups and geographies, which is expected to result in a charge in the range of $55.0 to $60.0. As of June 30, 2013, approximately 710 of the employees had been terminated. Of the total expected charge for workforce reductions, $2.5 and $56.4, respectively, was recorded to the consolidated statements of income in the second quarter and first half of 2013. The remainder of the workforce reduction charge relates to employees in foreign jurisdictions and will be recognized in future periods as the expected severance amounts are finalized. Additionally, we exited certain lines of business and consolidated and plan to consolidate facilities, which we expect to result in a charge, including asset impairments, in the range of $15.0 to $25.0, of which $1.8 and $10.8, respectively, was recorded to the consolidated statements of income in the second quarter and first half of 2013.
Although we expect that streamlining our operations will have a favorable impact on our operating expenses in future quarters, we expect that core operating expenses related to our headcount will increase as our total headcount is expected to have a net increase of approximately 500 during 2013 as we continue to make key investments in support of our long-term growth objectives. This expected net increase takes into account the reduction of employees that have or will transfer to Pivotal, as well as the impact of our realignment activities.
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
Other operating expenses decreased $9.5 and $19.8 in the second quarter and first half of 2013, respectively, from the second quarter and first half of 2012. The decrease in the second quarter and first half of 2013 was primarily due to a decrease of $7.6 and $16.3, respectively, in the amortization of capitalized software development costs resulting from the timing of the completion of amortization for previous product releases and the change in our go-to-market strategy and development process in the third quarter of 2011. Amortization expense from capitalized software development costs is included in cost of license revenues on our accompanying consolidated statements of income. In future periods, we expect our amortization expense from capitalized software development costs to continue to decline as these costs are expected to be recorded as R&D expense as incurred given our current go-to-market strategy and development process.

Investment Income
Investment income increased by $2.1 to $14.8 in the first half of 2013 from $12.7 in the first half of 2012. Investment income consists of interest earned on cash, cash equivalents and short-term investment balances partially offset by the amortization of premiums paid on fixed income securities. In the first half of 2013 as compared with the first half of 2012, investment income increased primarily due to higher yields on our fixed income portfolio. Investment income increased by an immaterial amount in the second quarter of 2013 compared to the second quarter of 2012.
Other Income (Expense), Net
Other income, net of $16.9 and $14.0 in the second quarter and first half of 2013, respectively, changed by $20.5 and $15.3, respectively, compared with other expense, net of $3.6 and $1.3 in the second quarter and first half of 2012, respectively, primarily due to a pre-tax gain of $31.9 recognized in the second quarter and first half of 2013 as a result of exiting certain lines of business under our business realignment plan. Partially offsetting this gain was a $13.0 charge recognized for a non-recoverable strategic investment.
Income Tax Provision
Our effective income tax rate was 16.8% and 10.5% for the second quarter of 2013 and 2012, respectively. The effective income tax rate was 8.7% and 12.5% for the first half of 2013 and 2012, respectively. The higher effective rate for the second quarter of 2013 compared with the second quarter of 2012 was primarily attributable to the unfavorable tax impact of our dispositions associated with our business realignment plan during the second quarter of 2013, as well as to a jurisdictional shift of income from lower-tax non-U.S. jurisdictions to the United States. Additionally, the federal R&D credit applicable to 2013 favorably impacted the effective tax rate for the second quarter of 2013. The lower effective rate for the first half of 2013 compared with the first half of 2012 was primarily attributable to the discrete tax benefits recognized in the first half of 2013 due to the retroactive enactment of the federal R&D tax credit by the United States Congress in January 2013 and the net favorable tax impact of charges under our realignment plan, which occurred in the first quarter of 2013. This was partially offset by a jurisdictional shift of income from lower-tax non-U.S. jurisdictions to the United States.
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. We do not believe that any recent or currently expected developments in non-U.S. tax jurisdictions are reasonably likely to have a material impact on our effective tax rate. As of June 30, 2013, our total cash, cash equivalents, and short term investments were $5,323.0, of which $3,736.8 were held outside the U.S. Our intent is to indefinitely reinvest our non-U.S. funds in our foreign operations, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We plan to meet our U.S. liquidity needs through ongoing cash flows generated from our U.S. operations, external borrowings, or both. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If management determines these overseas funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes on the related undistributed earnings in the period management determines the earnings will no longer be indefinitely invested outside the U.S. in order to repatriate these funds.
Although we file a consolidated federal tax return with EMC, we calculate the income tax provision under a hybrid method, primarily as though we were a separate taxpayer, however, where we and EMC are parties to transactions outside the normal course of business, the tax consequences of these transactions are determined in accordance with consolidated return rules. Our effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to differential tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.
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
Our effective tax rate for the remainder of 2013 may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, dispositions, changes in our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax.
Our Relationship with EMC
As of June 30, 2013, EMC owned 43,025,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.8% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC’s products and sells them to end-users. In the three months ended June 30, 2013 and 2012, we recognized revenues of $35.5 and $45.6, respectively, from such contractual arrangement with EMC. In the six months ended June 30, 2013 and 2012, we recognized revenues of $71.8 and $80.6, respectively, from such contractual arrangement with EMC. As of June 30, 2013, $160.8 of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended June 30, 2013 and 2012, we recognized professional services revenues of $30.2 and $23.6, respectively, from such contractual agreements with EMC. In the six months ended June 30, 2013 and 2012, we recognized revenues of $45.7 and $42.3, respectively, from such contractual agreements with EMC. As of June 30, 2013, $6.0 of revenues from professional services to EMC customers were included in unearned revenues.
In the three months ended June 30, 2013 and 2012, we recognized revenues of $3.3 and $2.1, respectively, from products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. In the six months ended June 30, 2013 and 2012, we recognized revenues of $6.4 and $3.8, respectively, from such contractual agreements with EMC. As of June 30, 2013, $31.6 of revenues from products and services purchased by EMC for internal use were included in unearned revenues.
We purchased products and services for internal use from EMC for $14.8 and $5.9 in the three months ended June 30, 2013 and 2012, respectively, and for $25.0 and $23.9 in the six months ended June 30, 2013 and 2012, respectively. Additionally, we purchased products and services for internal use from Pivotal for $2.5 million and $5.5 million in the three and six months ended June 30, 2013, respectively.
Although we file a consolidated federal tax return with EMC, the income tax provision is calculated under a hybrid method, primarily as though we were a separate taxpayer, however, where we and EMC are parties to transactions outside the normal course of business, the tax consequences of these transactions are determined in accordance with consolidated return rules. Payments between us and EMC under the tax sharing agreement primarily relate to our portion of federal income taxes on EMC’s consolidated tax return. Payments from us to EMC primarily relate to periods for which we had federal taxable income, while payments from EMC to us relate to periods for which we had a federal taxable loss. In the three and six months ended June 30, 2013, EMC paid us $15.5 under the tax sharing agreement and no payments were made by us to EMC. In the three and six months ended June 30, 2012, no payments were made by either us or EMC under the tax sharing agreement. The amounts that we either pay to or receive from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe based on the hybrid-method and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not material.
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on our behalf in the U.S. that are also recorded as expenses in our consolidated statements of income. The total cost of the services provided to us by EMC as described above was $27.2 and $21.2 in the three months ended June 30, 2013 and 2012, respectively, and $62.7 and $49.0 in the six months ended June 30, 2013 and 2012, respectively.
In the three months ended June 30, 2013 and 2012, $0.9 and $1.2, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. In the six months ended June 30, 2013 and 2012, $1.9 and $2.4, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. Our interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
In 2011, we acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets and continued to be responsible to Mozy customers for Mozy products and services and to recognize revenue from such products and services. We entered into an operational support agreement with EMC through the end of 2012, pursuant to which we took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, were reimbursed to us by EMC. In the fourth quarter of 2012, the operational support agreement between us and EMC was amended such that we would no longer operate the Mozy service on behalf of EMC. Under the amendment, we transferred substantially all employees that support Mozy services to EMC and EMC purchased certain assets from us in relation to transferred employees. The termination of service and related transfer of employees and sale of assets was substantially completed during the first quarter of 2013. On the consolidated statements of income, such amounts reimbursed by EMC to us to operate Mozy were immaterial in the three and six months ended June 30, 2013, and $16.4 and $30.9 in the three and six months ended June 30, 2012, respectively. These amounts were recorded as a reduction to the costs we incurred.
From time to time, we and EMC enter into agreements to collaborate on technology projects. In both the three months ended June 30, 2013 and 2012, we received $1.7 from EMC for EMC’s portion of expenses related to such projects, and in the six months ended June 30, 2013 and 2012, we received $3.8 and $2.8, respectively, from such contractual agreements with EMC. In the three months ended June 30, 2013, we paid $1.5 to EMC for services provided to us by EMC related to such projects, and in the six months ended June 30, 2013, we paid $2.1 to EMC for such contractual agreements with EMC.
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which we have an ownership interest. With the exception of a long-term incentive performance award from EMC that Pat Gelsinger agreed to cancel in consideration of a new PSU award from VMware, both Paul Maritz and Pat Gelsinger retained and continue to vest in their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards will be recognized on our consolidated statements of income over the awards’ remaining requisite service periods. Stock-based compensation related to Paul Maritz’s VMware awards will be recognized by EMC and Pivotal.
As of June 30, 2013, we had $33.7 net due from EMC, which consisted of $84.5 due from EMC and $7.9 due from Pivotal, partially offset by $43.2 due to EMC and $15.5 due to Pivotal. These amounts resulted from the related-party transactions with EMC described above, as well as the related-party transactions with Pivotal described below. Additionally, we had a net income tax payable due to EMC of $2.3 as of June 30, 2013, which was included in accrued expenses and other on our consolidated balance sheet. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
Joint Contribution of Assets with EMC into Pivotal
On April 1, 2013, we and EMC contributed certain assets to Pivotal and Pivotal assumed certain liabilities from us and EMC. We contributed substantially all assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to certain of its Cloud Application Platform products and services, including our Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. During the three months ended June 30, 2013, we transferred approximately 400 of our employees to Pivotal. EMC contributed substantially all assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to its Greenplum and Pivotal Labs businesses. Additionally, EMC made a capital contribution to Pivotal. Pivotal assumed substantially all of the rights and responsibilities for the respective support arrangements transferred by us and EMC.
In exchange for their contributions, we received preferred equity interests in Pivotal equal to approximately 31% of Pivotal’s outstanding shares, and EMC received equity interests in Pivotal equal to approximately 69% of Pivotal’s outstanding shares. Additionally, we and Pivotal entered into an agreement with Pivotal pursuant to which we will act as the selling agent of the products and services it contributed to Pivotal until at least December 31, 2013 in exchange for a customary agency fee. In the three months ended June 30, 2013, we recognized revenues of $1.6 from such contractual arrangement with Pivotal. We also agreed to provide various transition services to Pivotal until at least December 31, 2013. Pursuant to the support agreement, costs incurred by us to support Pivotal services are reimbursed to us by Pivotal. During the three months ended June 30, 2013, we provided transition services of $7.7 that are reimbursable by Pivotal and which were recorded as a reduction to the costs we incurred.
The book value of all contributed assets and the liabilities assumed by Pivotal, with the exception of intangible assets and goodwill, was based on the book values of those assets and liabilities specific to those particular products and services. For intangible assets and goodwill, the book value contributed was based on the relative fair value of the contributed assets applicable to Pivotal.
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
Liquidity and Capital Resources
At June 30, 2013 and 2012, we held cash, cash equivalents and short-term investments as follows:

	June 30,
	2013	2012
Cash and cash equivalents	$1,839.7	$2,076.9
Short-term investments	3,483.3	3,270.0
Total cash, cash equivalents and short-term investments	$5,323.0	$5,346.9
As of June 30, 2013, we held a diversified portfolio of money market funds and fixed income securities totaling $4,889.4. Our fixed income securities were denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $37.2 of foreign government and agencies securities, $10.3 of which was deemed sovereign debt, at June 30, 2013. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada and Denmark. None of the securities deemed sovereign debt were from Greece, Ireland, Italy, Portugal or Spain.
As of June 30, 2013, our total cash, cash equivalents and short-term investments were $5,323.0, of which $3,736.8 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Our cash flows for second quarter and first half of 2013 and 2012 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$534.1	$391.3	$1,210.7	$967.9
Investing activities	(443.2)	(777.2)	(775.0)	(834.6)
Financing activities	(91.3)	(163.3)	(205.3)	(12.2)
Net increase (decrease) in cash and cash equivalents	$(0.4)	$(549.2)	$230.4	$121.1
Operating Activities
Cash provided by operating activities increased by $142.8 in the second quarter of 2013, and by $242.8 in the first half of 2013. The increase was primarily driven by an increase in cash collections due to growth in our sales to customers and was partially offset by increases in core operating expenses, primarily driven by year-over-year headcount growth and by cash payments for workforce reductions in conjunction with our realignment plan.
In evaluating our liquidity internally, we focus on free cash flows, which we consider to be a relevant measure of our progress. We define free cash flows, a non-GAAP financial measure, as net cash provided by operating activities less capital expenditures. See “Non-GAAP Financial Measures” for additional information.

Our free cash flows in the second quarter and first half of 2013 and 2012 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$534.1	$391.3	$1,210.7	$967.9
Capital expenditures	(76.1)	(44.3)	(153.9)	(78.0)
Free cash flows	$458.0	$347.0	$1,056.8	$889.9
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.
In the second quarter and first half of 2013, we paid $76.1 and $153.9, respectively, for capital expenditures, compared with $44.3 and $78.0 in the second quarter and first half of 2012, respectively. The increase in capital expenditures in the second quarter and first half of 2013 relates to the renovation of our expanded Palo Alto, California campus. The renovation will be a multi-year project with capital investment extending into future periods.
Total fixed income securities of $917.4, $1,654.3, $1,253.6 and $1,955.1 were purchased in the second quarter and first half of 2013 and 2012, respectively. All purchases of fixed income securities were classified as cash outflows from investing activities. We classified these investments as short-term investments on our consolidated balance sheets based upon the nature of the security and their availability for use in current operations or for other purposes, such as business acquisitions and strategic investments. These cash outflows were partially offset by cash inflows of $521.3, $1,188.9, $625.5 and $1,304.9 in the second quarter and first half of 2013 and 2012, respectively, as a result of the sales and maturities of fixed income securities.
In the first half of 2013 and in both the second quarter and first half of 2012, we paid $184.5 and $102.2, respectively, for business acquisitions. We had no business acquisitions in the second quarter of 2013. See Note B to the consolidated financial statements for further information. Business acquisitions are an important element of our strategy and we expect to continue to consider additional strategic business acquisitions in the future.
In the second quarter and first half of 2013, we received proceeds of $30.0 and $30.9, respectively, from dispositions of certain lines of business in relation to our realignment plan.
Financing Activities
Proceeds from the issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the VMware Employee Stock Purchase Plan (“ESPP”) were $47.2 and $33.6 in the second quarter of 2013 and 2012, respectively, and $115.1 and $144.6 in the first half of 2013 and 2012, respectively.
In the second quarter of 2013 and 2012, we paid $120.0 and $178.2, including commissions, to repurchase and retire 1.6 million and 1.8 million shares, respectively, of our Class A common stock as part of our share repurchase programs. In the first half of 2013 and 2012, we paid $302.0 and $178.2, including commissions, to repurchase and retire 4.0 million and 1.8 million shares, respectively, of our Class A common stock. From time-to-time, stock repurchases may be made pursuant to the stock repurchase authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel that additional purchases are not warranted. As of June 30, 2013, the authorized amount remaining available for repurchase was $165.8. This amount is authorized for repurchases through the end of 2014.
There were additional cash outflows of $44.1 and $51.4 in the second quarter of 2013 and 2012, respectively, and $66.2 and $65.0 in the first half of 2013 and 2012, respectively, to cover tax withholding obligations in conjunction with the net share settlement upon the vesting of restricted stock units and restricted stock. Additionally, the excess tax benefit from stock-based compensation was $25.6 and $32.7 in the second quarter of 2013 and 2012, respectively, and $47.8 and $86.4 in the first half of 2013 and 2012, respectively, and is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. The year-over-year changes in the repurchase of shares to cover tax withholding obligations and the excess tax benefit from stock-based compensation in second quarter and first half of 2013 were primarily due to changes in the market value of our stock and the number of awards exercised, sold or vested.

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
Note Payable to EMC
As of June 30, 2013, $450.0 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears. The note matures in April 2015. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points.
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

•
Other operating expenses. Other expenses excluded are amortization and capitalization of software development costs, employer payroll taxes on employee stock transactions and other acquisition and other-related items. Capitalized software development costs encompass capitalization of development costs and the subsequent amortization of the capitalized costs over the useful life of the product. Amortization and capitalization of software development costs can vary significantly depending upon the timing of products reaching technological feasibility and being made generally available. We did not capitalize software development costs related to product offerings in either the second quarter and first six months of 2013 or fiscal year 2012 given our current go-to-market strategy. In future periods, we expect our amortization expense from previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized. The amount of employer payroll taxes on stock-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. Acquisition and other-related items include direct costs of acquisitions and dispositions, such as transaction and advisory fees, which vary significantly and are unique to each transaction. Additionally, we do not acquire or dispose of businesses on a predictable cycle.

Revenues Excluding Pivotal and 2013 Dispositions
The following table sets forth our revenues for the second quarter and first half of 2013 and 2012 less (a) the revenues attributable to the products and services contributed by us to Pivotal on April 1, 2013 and (b) revenues attributable to all lines of businesses which were disposed of in 2013, including the line of business which was disposed of in the third quarter of 2013. All periods have been adjusted to exclude related revenues. We believe that this information is useful to investors for understanding revenue trends in our ongoing business.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
License revenues as reported	$530.5	$517.2	3%	$1,018.7	$999.1	2%
Pivotal	—	(9.2)		(3.5)	(13.4)
All dispositions	(4.2)	(8.2)		(13.0)	(15.2)
License revenues as reported, excluding Pivotal and all dispositions	$526.3	$499.8	5%	$1,002.2	$970.5	3%

Services revenues as reported	$712.6	$605.8	18%	$1,415.9	$1,179.1	20%
Pivotal	—	(23.1)		(18.4)	(37.7)
All dispositions	(3.9)	(11.9)		(15.8)	(23.3)
Services revenues as reported, excluding Pivotal and all dispositions	$708.7	$570.8	24%	$1,381.7	$1,118.1	24%

Total revenues as reported	$1,243.1	$1,123.0	11%	$2,434.6	$2,178.2	12%
Pivotal	—	(32.3)		(21.9)	(51.1)
All dispositions	(8.1)	(20.1)		(28.8)	(38.5)
Total revenues as reported, excluding Pivotal and all dispositions	$1,235.0	$1,070.6	15%	$2,383.9	$2,088.6	14%
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
See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three and six months ended June 30, 2013 and 2012.
See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the three and six months ended June 30, 2013 and 2012.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: achieving future business growth by building long-term relationships with our customers through the adoption of enterprise license agreements; macroeconomic conditions; future product offerings and product functionality; continued investment in certain product areas; sources of revenues; developing new product capabilities; increasing our transactional business; future acquisitions; long-term revenue growth and funding strategic initiatives through long-term revenue growth; future competition; the competitive landscape; maintaining our industry leadership position; the impact on operating expense, costs associated with, and the timetable for streamlining our operations and implementing and completing our realignment plan; the impact of our realignment plan and the Pivotal transaction on our financial results; expenditures to build out our corporate headquarters; geographic expansion and adding additional channel partners; the recognition of unearned revenue and its indication of overall health and growth; our relationship with EMC, EMC’s percentage ownership of our shares, and impact on taxes; increasing employee headcount and impact on operating expense; our revenue outlook and product mix; customer and partner demand for our products and services; synergies from our acquisitions and associated accounting for goodwill; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; our ability to generate positive cash flows from operations; continuation of our stock repurchase program; our effective tax rate and the effects of potential developments in non-U.S. tax jurisdictions; reinvesting our overseas earnings in our foreign operations and not needing to repatriate them to the U.S.; the timing, amount of and amortization of capitalized software development costs; the lack of a material adverse effect on us due to the resolution of pending claims, legal proceedings and investigations; and costs associated with foreign currency and interest rate fluctuations.
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

•	announcements of investor conferences, speeches and events at which our executives talk about our products, services and competitive strategies;

•	webcasts of our quarterly earnings calls and links to webcasts of investor conferences at which our executives appear (archives of these events are also available for a limited time);

•	additional information on financial metrics, including reconciliations of non-GAAP financial measures discussed in our presentations to the nearest comparable GAAP measure;

•	press releases on quarterly earnings, product and service announcements, legal developments and international news;

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
There were no material changes to our market risk exposures in the six months ended June 30, 2013. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2012 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See Note L to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We may become involved in litigation and regulatory inquiries and proceedings that could negatively affect us” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

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
In fiscal year 2012, approximately 90% of our license revenues were from our cloud infrastructure and management solutions with the balance from our other solutions. Although we continue to develop other applications for our virtualization technology such as our end-user computing products and hybrid cloud services, we expect that our data center virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

•	improved products or product versions being offered by competitors in our markets;

•	competitive pricing pressures;

•
failure to timely execute and implement our product strategy, for example, quality issues, integration issues with ecosystem partners, and difficulties in creating and marketing suites of interoperable solutions;

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
We also continue to expand and enhance our end-user computing offerings, such as VMware View, and Horizon Suite, a solution that provides end users with a single place to get access to their apps, data and desktops and gives IT a single management console to manage entitlements, policies and security. In 2012, we also acquired Wanova, a leading provider of intelligent desktop solutions that centralize and simplify the management of physical desktop images while enabling users to take advantage of the native performance of a PC.
In the second quarter of 2013, we introduced our hybrid cloud service called vCloud Hybrid Service. vCloud Hybrid Service is designed to deliver a public cloud as a service offering that is interoperable with our customers’ existing VMware virtualized infrastructure, enabling customers to extend the same skills, tools, networking and security models across both on-premise and off-premise environments.
The expansion of our offerings to deliver the SDDC, address IT management and automation, and our hybrid cloud offerings subjects us to additional risks, such as the following:

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

•
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking and vCloud Hybrid Services), offerings that enable customers to transform their IT systems will require a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we will need to develop new strategies for marketing and selling our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

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

•
The success of vCloud Hybrid Services will be dependent on the final global implementation of the offering and building successful go-to-market strategies. We will need to build sales expertise and infrastructure to support the new offering. This hybrid cloud offering faces many of the risks described here and may not be accepted by customers. Further, any focus on this market from the existing sales team may reduce time spent on selling the existing product portfolio that may have a material negative impact on revenues.

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

Additionally, our newer initiatives may be less profitable than our established products, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these risks were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.
Ongoing uncertainty regarding global economic conditions and the stability of regional financial markets may reduce information technology spending below current expectations and therefore adversely impact our revenues, impede end-user adoption of new products and product upgrades, and adversely impact our competitive position.
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
The virtualization, cloud computing, and end-user computing markets are inter-related and rapidly evolving. We experienced increased competition during 2012 and expect it to remain intense in 2013. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products. In September 2012, Microsoft began shipping Windows Server 2012, which includes a more advanced version of its Hyper-V virtualization product, which continues its push into the virtualization market, and more recently, Microsoft released System Center 2012, its bundle of management products targeted at legacy and virtual environments. Microsoft also has cloud-based computing offerings and recently announced IaaS-like capabilities for Windows Azure. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Red Hat has released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, our hybrid cloud computing offering in which enterprises pool internal and external IT resources running on a common vSphere infrastructure competes with low-cost public cloud infrastructure offerings such as Amazon EC2 and Google Compute Engine. Enterprises and service providers have also shown significant interest in building their own clouds based on open source projects such as OpenStack.
We believe that the key competitive factors in the virtualization and cloud computing markets include:

•	the level of reliability, security and new functionality of product offerings;

•	the ability to provide comprehensive and scalable solutions, including management and security capabilities;

•	the ability to offer products that support multiple hardware platforms, operating systems, applications and application development frameworks;

•	the ability to deliver an intuitive end-user experience for accessing data, applications and services from a wide variety of end-user devices;

•	the ability to effectively run traditional IT applications and emerging applications;

•	the proven track record of formulating and delivering a roadmap of virtualization and cloud computing capabilities;

•	the ability to attract and preserve a large installed base of customers;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large number of application developers to develop to a given cloud ecosystem;

•	the ability to create and maintain partnering opportunities with hardware vendors, infrastructure software vendors and cloud service providers;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.
Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their virtualization, end-user and cloud computing products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, could prevent our new products and services from gaining market acceptance, and harm our ability to increase, or cause us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and offers built-in virtualization in the client version of Windows. As a result, existing VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required. Competitors may also leverage open source technologies to offer zero or low cost products capable of putting pricing pressure on our own product offerings. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings. In addition, even if customers find our products to be technically superior, they may choose to employ a ‘multiple-vendor’ strategy, where they purposely deploy multiple vendors in their environment in order to prevent any one vendor from gaining too much control over their IT operations.
We also face potential competition from our partners. For example, third parties currently selling our products could build and market their own competing products and services or market competing products and services of other vendors. If we are unable to compete effectively, our growth and our ability to sell products at profitable margins could be materially and adversely affected, which could materially and adversely impact our financial condition and results of operations.
Industry alliances or consolidation may result in increased competition.
Some of our competitors have made acquisitions and entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. In 2012, Citrix Systems continued to invest in desktop virtualization marketing by continuing its close collaboration with Microsoft and acquired smaller players like Zenprise and Virtual Computer. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in 2011, Oracle brought to market integrated hardware and software solutions that utilized technologies from its 2010 acquisition of Sun Microsystems, and Microsoft and Hewlett-Packard continued their collaboration based on Microsoft’s cloud computing and virtualization platforms. In 2011, Citrix announced its acquisition of Cloud.com, which offers an IaaS cloud services solution, and Red Hat continued to invest in the Open Virtualization Alliance (“OVA”) to bolster KVM as a direct competitor to VMware vSphere. In 2012, Dell acquired Wyse Technologies to bolster its ability to serve the “cloud client” market and Quest to enhance its management and automation solutions. Software-defined networking is a new frontier, and many companies are active in this space. For example, in 2012, Cisco acquired Cariden and Meraki, and Juniper acquired Contrail Systems. In June 2013, Oracle and Microsoft entered into a partnership pursuant to which Oracle now supports the use of Oracle products in Microsoft Hyper-V deployments as well as Windows Azure. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues, which could materially and adversely impact our financial condition and results of operations.
We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.
The markets for our software solutions and IaaS offerings are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing is proving to be a disruptive technology that will alter the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to establish or sustain our thought leadership in the cloud computing and enterprise software fields, and our customers may not view our products and services as innovative and best-of-breed, which could result in a reduction in market share and our inability to command a pricing premium over competitor products. We may not be able to develop updated products that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products to work with these systems and devices. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the migration of servers to microprocessors with an increasing number of multiple cores also allows an end user with a given number of licensed copies of our software to multiply the number of virtualization machines run per server socket without having to purchase additional licenses from us. If we are unable to revise our solutions and offerings in response to new technological developments, our ability to retain or increase market share and revenues in the virtualization software market could be materially adversely affected.
Our operating results may fluctuate significantly, which makes our future results difficult to predict and may result in our operating results falling below expectations or our guidance and cause the price of our Class A common stock to decline.
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied upon as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which generally reflects customer buying patterns for enterprise technology. As a result, our quarterly operating results are difficult to predict even in the near term. If our revenues or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our Class A common stock would likely decline substantially.
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

•	the sale of our products and services in the time frames we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and services and enhancements that meet customer demand, certification requirements and technical requirements;

•	our ability to compete effectively;

•	the introduction of new pricing and packaging models for our product offerings;

•	the timing of the announcement or release of upgrades or new products by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	renewal rates and the amounts of the renewals for ELAs as original ELA terms expire;

•	the timing and amount of software development costs that may be capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	the recoverability of benefits from goodwill and acquired intangible assets, and the potential impairment of these assets.
Our current research and development efforts may not produce significant revenues for several years, if at all.
Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues in the first six months of 2013 and in the fiscal year 2012. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
In 2012, our overall sales growth rate declined compared to 2011, with the growth rate in transactional sales lower than the growth rate in ELAs. In 2013, we are focusing our selling and marketing efforts to improve the growth rate of our transactional business. As we develop and add new product capabilities to our higher-end product offerings, we may not be successful in our strategy to increase the value of the products sold through the transactional business. We may not be able to increase sales volumes in our transactional business or help attract new customers to our product ecosystem with these enhanced product features and capabilities.
If our overall go-to-market strategy is not successful, our growth rates may decline further, and our business, financial condition and results of operations could be materially adversely affected.
Our sales cycles can be long and unpredictable, our sales efforts require considerable time and expense, and timing of sales is subject to changing purchasing behaviors of our customers. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, economic conditions, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product offerings and delay product sales. Economic downturns and uncertainty can also cause customers to add layers to their internal purchase approval processes, adding further time to a sales cycle. These factors can have a particular impact on the timing and length of our ELA sales cycles.

Additionally, our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. Similarly, our yearly sales have historically reflected a disproportionate percentage of the year’s sales in the fourth fiscal quarter. These patterns make prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increase the risk of unanticipated variations in financial condition and results of operations. We believe this uneven sales pattern is a result of many factors including the following:

•	the tendency of customers to wait until late in a quarter to commit to a purchase in the hope of obtaining more favorable pricing;

•	the fourth quarter influence of customers spending their remaining capital budget authorization prior to new budget constraints in the following year; and

•	seasonal influences, such as holiday or vacation periods.
If sales expected from specific customers for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, financial condition and results of operations could be materially adversely affected.
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
To execute on our strategy, we must continue to attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Research and development personnel are also aggressively recruited by startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the value of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
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
In addition, if we cannot adapt our business models to keep pace with industry trends, our revenues could be negatively impacted. For example, if we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. Additionally, we may fail to accurately predict subscription renewal rates or their impact on results of operations, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. As we offer more products that depend on converting users of free services to users of premium services and as such services grow in size, our ability to maintain or improve and to predict conversion rates will become more important.
Breaches of our cybersecurity systems could degrade our ability to conduct our business operations and deliver products and services to our customers, delay our ability to recognize revenue, compromise the integrity of our software products, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties, and require us to incur significant additional costs to maintain the security of our networks and data.
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Unauthorized parties have attempted to penetrate our network security and our website. Such cyberattacks threaten to misappropriate our proprietary information and cause interruptions of our IT services. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third party contractors, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. We use third parties to provide colocation services (i.e. data center services) for our hybrid cloud offering. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors, partners and vendors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees, contractors, partners and vendors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

•
defects and security vulnerabilities could be exploited or introduced into our software products or our hybrid cloud offering, thereby damaging the reputation and perceived reliability and security of our products and services and potentially making the data systems of our customers vulnerable to further data loss and cyberincidents; and

•	personally identifiable data of our customers, employees and business partners could be stolen or lost.
Should any of the above events occur, we could be subject to significant claims for liability from our customers, regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personally identifiable or credit card information of users of our services can be significant in terms of fines and reputational impact, and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our financial performance and results of operations could be adversely affected.
Our products are highly technical and may contain errors, defects or security vulnerabilities which could cause harm to our reputation and adversely affect our business.
Our products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products that could be exploited by hackers or others. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products. End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld, and customers and channel partners may seek indemnification from us for their losses and those of their customers. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, financial condition and results of operations could be adversely impacted.
Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales operations and investments.
Revenues from customers outside the United States comprised approximately 52.4% of our total revenues in the first six months ended June 30, 2013 and 51.6% in 2012. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	increased exposure to foreign currency exchange rate risk;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	difficulties in delivering support, training and documentation in certain foreign markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	economic or political instability and security concerns in countries that are important to our international sales and operations;

•	macroeconomic disruptions, such as monetary and credit crises, that can threaten the stability of local and regional financial institutions and decrease the value of our international investments;

•	the overlap of different tax structures or changes in international tax laws;

•	reduced protection for intellectual property rights, including reduced protection from software piracy, in some countries;

•	difficulties in transferring funds from certain countries; and

•	difficulties in maintaining appropriate controls relating to revenue recognition practices.
Additionally, as we continue to expand our business globally, we will need to maintain compliance with legal and regulatory requirements covering the foreign activities of U.S. corporations, such as export control requirements and the Foreign Corrupt Practices Act, as well as with local regulatory requirements in non-U.S. jurisdictions. Our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. We expect a significant portion of our growth to occur in foreign countries, which can add to the difficulties in maintaining adequate management and compliance systems and internal controls over financial reporting, and increase challenges in managing an organization operating in various countries.
Our failure to manage any of these risks successfully could negatively affect our reputation, limit our growth, harm our operations and reduce our international sales.
If operating system and hardware vendors do not cooperate with us or we are unable to obtain early access to their new products, or access to certain information about their new products to ensure that our solutions interoperate with those products, our product development efforts may be delayed or foreclosed.
Our products interoperate with Windows, Linux and other operating systems and the hardware devices of numerous manufacturers. Developing products that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors and developers of the operating systems and hardware. Operating system and hardware vendors may not provide us with early access to their technology and products, assist us in these development efforts or share with or sell to us any application programming interfaces, or APIs, formats or protocols we may need. If they do not provide us with the necessary early access, assistance or proprietary technology on a timely basis, we may experience product development delays or be unable to expand our products into other areas. To the extent that software or hardware vendors develop products that compete with ours or those of our controlling stockholder, EMC Corporation (“EMC”), they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats, or engage in practices to actively limit the functionality, compatibility and certification of our products. To the extent that we enter into collaborations or joint development and marketing arrangements with certain hardware and software vendors, vendors who compete with our collaborative partners may similarly choose to limit their cooperation with us. In addition, hardware or operating system vendors may fail to certify or support or continue to certify or support our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.
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
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for 10% or more of revenues during the first six months of 2013. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a materially negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

The concentration of our product sales among a limited number of distributors and the weakness in credit markets increase our potential credit risk. Additionally, weakness in credit markets could affect the ability of our distributors, resellers and customers to comply with the terms of credit we provide in the ordinary course of business. Accordingly, if our distributors, resellers and customers find it difficult to obtain credit or comply with the terms of their credit obligations, it could cause significant fluctuations or declines in our product revenues.
Three of our distributors each accounted for 10% or more of revenues during the first six months of 2013. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 44.9% of our total accounts receivable as of June 30, 2013 was from our three largest distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
Our revenues and our collection of accounts receivable may be adversely impacted as a result of fluctuations in the exchange rates between the U.S. Dollar and foreign currencies. For example, we have distributors in foreign countries that may incur higher costs in periods when the value of the U.S. Dollar strengthens against foreign currencies. One or more of these distributors could delay payments or default on credit extended to them as a result. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources. If we determine that the amount of accounts receivable that is uncollectible is greater than our estimates, we would recognize an increase in bad debt expense, which would have a negative impact on our results of operations. In addition, in periods when the value of the U.S. Dollar strengthens, we may need to offer additional discounts, reduce prices or offer other incentives to mitigate the negative effect on demand.
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
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to patent, commercial, product liability, employment, class action, whistleblower and other matters. From time to time, we receive inquiries from government entities regarding the compliance of our contracting and sales practices with applicable regulations. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. While no formal legal proceedings that could have a material impact on our financial condition or results of operations have been commenced, there can be no assurance that actions will not be taken in the future. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, it is possible that our business, financial condition or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, demands or investigations.
Our business is subject to a variety of U.S. and international laws and regulations regarding data protection.
Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data. We collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our new product initiatives, including the hybrid cloud service offering, our customers may use our services to store and process personal information and other user data. We post, on our websites, our privacy policies and practices concerning our treatment of personal data. We also often include privacy commitments in our contracts. Any failure by us to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
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
In addition to government regulation, privacy advocacy and industry groups or other third parties may propose new and different self-regulatory standards that either legally or contractually apply to our customers or us. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and standards, could result in additional cost and liability to us, damage our reputation, reduce sales and harm our business.
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
Since some of our products and services are web-based, our customers store their data (including personal data) on our servers and our vendors’ servers. Any systems failure or compromise of our security that results in the release of our customers’ data could (i) subject us to substantial damage claims from our customers, (ii) expose us to costly regulatory remediation, and (iii) harm our reputation and brand. We may also need to expend significant resources to protect against security breaches.
If we fail to comply with our customer contracts or government contracting regulations, our business could be adversely affected.
Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. From time to time, we receive inquiries from government entities regarding the compliance of our contracting and sales practices with applicable regulations. While no formal legal proceedings that could have a material impact on our financial condition or results of operations have been commenced, there can be no assurance that actions will not be commenced in the future. If our customer contracts are terminated, if we are suspended from government work or fines or other government sanctions are imposed, or if our ability to compete for new contracts is adversely affected, our business, operating results or financial condition could be adversely affected.
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
We are, and may in the future be, subject to claims by others that we infringe their proprietary technology, which could force us to pay damages or prevent us from using certain technology in our products.
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
A significant portion of the products, technologies or services acquired, licensed, developed or offered by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style”

licenses and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of most of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating, using or distributing the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Any of these obligations could have an adverse impact on our intellectual property rights and our ability to derive revenue from products incorporating the open source software.
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. Although we have received inquiries regarding open source license compliance for software used in our products, no formal legal proceedings that would have a material impact on our results of operations or financial condition have been filed. However, there can be no assurance that actions will not be taken in the future. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained the open source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.
In addition to risks related to license requirements, usage of open source software exposes us to risks that differ from the use of third-party commercial software because open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help address these risks, including a review process for screening requests from our development organizations for the use of open source and conducting appropriate due diligence of the use of open source software in the products developed by companies we acquire, but we cannot ensure that our processes are sufficient, all open source software is submitted for approval prior to use in our products, or all open source software is discovered during due diligence.
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
We have acquired in the past and plan to acquire in the future other businesses, products or technologies. For example, in 2012 we completed a number of acquisitions, including acquisitions of Wanova, Dynamic Ops and Nicira and in 2013, we completed the acquisition of Virsto Software. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors.
Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses, and adversely impact our business, financial condition and results of operations. An acquired business may not deliver the expected results. For example, an acquisition may not further our strategies or result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies. Acquisitions may reduce our cash available for operations, stock repurchase programs and other uses and could result in an increase in amortization expense related to identifiable intangible assets acquired, and result in potentially dilutive issuances of equity securities or the incurrence of debt.
Additionally, we have limited historical experience with the integration of acquired companies. There can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from these businesses. We may also face difficulties due to the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners. Other risks related to acquisitions include the assumption of the liabilities of the acquired business, including acquired litigation-related liabilities, and potential litigation arising from a proposed or completed acquisition.
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
In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction. Further, the risks described above may be exacerbated as a result of managing multiple acquisitions at the same time. We also seek to invest in businesses such as ventured financed companies and joint ventures that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business. In addition, we do not control entities where we have a minority investment, and therefore cannot ensure that these investments and joint ventures will make decisions that promote or are complementary to our business strategy.
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
As we grow and evolve our business, and in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we need to maintain our processes and systems and adapt them to changes in our business requirements and regulation. We may seek to automate certain processes to improve efficiencies and better ensure ongoing compliance but such automation may itself disrupt existing internal controls and introduce unintended vulnerability to error or fraud. This continuous process of maintaining and adapting our internal controls and compliance with Section 404 is expensive and time-consuming, and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as our business grows and changes and as we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations to our investors. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we are unable to continue to comply with Section 404, our non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our Class A common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our Class A common stock, which could reduce our stock price.
Problems with our information systems could interfere with our business and could adversely impact our operations.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. For example, the U.S. federal research credit, which provided a significant reduction in our effective tax rate, expired on December 31, 2011. Reinstatement of the U.S. federal research credit would have a favorable effect on our effective tax rate. In January 2013, the United States Congress retroactively enacted an extension of the federal research credit through December 31, 2013. There can be no assurance that the federal research credit will be extended or will not be reduced.
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
Additionally, our rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect to such income. If management determines these overseas funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes on the related undistributed earnings in the period management determines the earnings will no longer be indefinitely invested outside the U.S. and to repatriate these funds.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events such as pandemics, and to interruption by man-made problems, such as computer viruses, unanticipated disruptions in local infrastructure or terrorism, which could result in delays or cancellations of customer orders or the deployment of our products.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or other act of God, could have a material adverse impact on our business, financial condition and results of operations. As we continue to grow internationally, increasing amounts of our business will be located in foreign countries that may be more subject to political or social instability that could disrupt operations. Furthermore, some of our new product initiatives and business functions are hosted and carried out by third parties that may be vulnerable to disruptions of these sorts, many of which may be beyond our control. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, can curtail the functioning of local offices as well as critical components of our information systems, and adversely affect our ability to process orders, provide services, respond to customer requests and maintain local and global business continuity. Natural disasters that affect the manufacture of IT products, such as the 2011 flooding in Thailand, can also delay customer spending on our software, which is often coupled with customer purchases of new servers and IT systems. Furthermore, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole, and disease pandemics could temporarily sideline a substantial part of our or our customers’ workforce at any particular time. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment or availability of our products and services, our revenues would be adversely affected. Additionally, we may incur significant costs to repair damages to our facilities, equipment and infrastructure.
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
As of June 30, 2013, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.8% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
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
If EMC does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed. EMC’s voting control and its additional rights described above may discourage transactions involving a change of control of us, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. EMC is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of our Class A common stock and without providing for a purchase of any shares of Class A common stock held by persons other than EMC. Accordingly, shares of Class A common stock may be worth less than they would be if EMC did not maintain voting control over us or if EMC did not have the additional rights described above.
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
In April 2013, we contributed technology and transferred employees to Pivotal, a subsidiary of EMC, established to focus on Big Data and Cloud Application Platforms. Pivotal is led by Paul Maritz, its Chief Executive Officer and our former Chief Executive Officer, and includes most employees and resources formerly working within EMC’s Greenplum and Pivotal Labs organizations, and our vFabric (including Spring and Gemfire), Cloud Foundry and Cetas organizations, as well as related efforts. Pivotal’s ability to operate successfully will require, among other factors:

•	successfully integrating technology from both us and EMC;

•	creating offerings for which there is suitable demand in the marketplace;

•	developing an effective go-to-market strategy;

•	successfully competing and differentiating its offerings from those of its competitors; and

•	having access to adequate financial resources to fund its operations.
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
Beneficial ownership of at least 80% of the total voting power is required in order for EMC to affect a tax-free spin-off of VMware or certain other tax-free transactions. We have agreed that for so long as EMC or its successor-in-interest continues to own greater than 50% of the voting control of our outstanding common stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude EMC’s or its successor-in-interest’s ability to undertake a tax-free spin-off. Additionally, under our certificate of incorporation and the master transaction agreement we entered into with EMC, we must obtain the consent of EMC or its successor-in-interest, as the holder of our Class B common stock, to issue stock or other VMware securities, except pursuant to employee benefit plans (provided that we obtain Class B common stockholder approval of the aggregate annual number of shares to be granted under such plans), which could cause us to forgo capital raising or acquisition opportunities that would otherwise be available to us. As a result, we may be precluded from pursuing certain growth initiatives.
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
Disputes may arise between EMC and us in a number of areas relating to our ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from EMC;

•	our reseller arrangements with EMC;

•	employee retention and recruiting;

•	business combinations involving us;

•	our ability to engage in activities with certain channel, technology or other marketing partners;

•	sales or dispositions by EMC of all or any portion of its ownership interest in us;

•	the nature, quality and pricing of services EMC has agreed to provide us or we have agreed to provide to EMC;

•	arrangements with third parties that are exclusionary to EMC;

•	arrangements with EMC for collaborative product or technology development, marketing and sales activities involving our technology, employees and other resources;

•	business opportunities that may be attractive to both EMC and us; and

•	product or technology development or marketing activities or customer agreements which may require the consent of EMC.
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
Our CEO and some of our directors own EMC common stock or equity awards to acquire EMC common stock, and some of our directors hold management positions with EMC, which could cause conflicts of interests that result in our not acting on opportunities we otherwise may have.
Our CEO and some of our directors own EMC common stock or equity awards to purchase EMC common stock. In addition, some of our directors are executive officers or directors of EMC, and EMC, as the sole holder of our Class B common stock, is entitled to elect 8 of our 9 directors. Ownership of EMC common stock, restricted shares of EMC common stock and equity awards to purchase EMC common stock by our directors and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. There can be no assurance that the provisions in our certificate of incorporation or the master transaction agreement will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor, or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC. As a result, we may be precluded from pursuing certain growth initiatives.
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
EMC owns more than 50% of the total voting power of our common stock and, as a result, we are a “controlled company” under the New York Stock Exchange corporate governance standards. As a controlled company, we are exempt under the New York Stock Exchange standards from the obligation to comply with certain New York Stock Exchange corporate governance requirements, including the requirements:

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
The financial information covering the periods included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. Accordingly, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. In the three and six months ended June 30, 2013, we recognized revenues of $69.0 million and $123.9 million, respectively and as of June 30, 2013, $198.4 million of revenues were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2012 and June 30, 2013, the closing trading price of our Class A common stock was very volatile, ranging between $65.53 and $114.62 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.
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
Additionally, broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general and technology companies in particular have often experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.
If securities or industry analysts change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended June 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)(3)(4)
April 1 – April 30, 2013	870,646	$73.72	451,793	$251,952,081
May 1 – May 31, 2013	722,501	73.61	651,736	203,770,382
June 1 – June 30, 2013	534,726	70.35	534,726	166,155,080
	2,127,873	72.83	1,638,255	166,155,080

(1)
Includes 489,618 shares repurchased by EMC in open market transactions. In 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

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

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

(4)	Amounts do not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.8+	2007 Equity and Incentive Plan, as amended and restated May 29, 2013		S-8	6/20/2013
10.11+	Form of Option Agreement, as amended June 13, 2013	X
10.12+	Form of Restricted Stock Unit Agreement, as amended June 13, 2013	X
10.13+	2007 Employee Stock Purchase Plan, as amended and restated May 29, 2013		S-8	6/20/2013
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	August 2, 2013	By:	/s/ Jonathan C. Chadwick
Jonathan C. Chadwick Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.8+	2007 Equity and Incentive Plan, as amended and restated May 29, 2013		S-8	6/20/2013
10.11+	Form of Option Agreement, as amended June 13, 2013	X
10.12+	Form of Restricted Stock Unit Agreement, as amended June 13, 2013	X
10.13+	2007 Employee Stock Purchase Plan, as amended and restated May 29, 2013		S-8	6/20/2013
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement