Form 10-Q
period 2013-09-30
VMWARE, INC.
filed 2013-11-07
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2013, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 430,366,009 of which 130,366,009 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, vSphere, VMware vCloud, vCenter, VMware View, vCloud Suite, Horizon Suite, vCloud Hybrid Service, vShield, Dynamic Ops, Nicira, Wanova and Virsto are registered trademarks or trademarks of VMware, Inc. in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
License	$564	$491	$1,583	$1,490
Services	725	643	2,141	1,822
Total revenues	1,289	1,134	3,724	3,312
Operating expenses (1):
Cost of license revenues	51	60	163	174
Cost of services revenues	132	119	375	356
Research and development	266	260	797	731
Sales and marketing	449	412	1,308	1,166
General and administrative	103	93	298	266
Realignment charges	1	—	64	—
Operating income	287	190	719	619
Investment income	7	8	21	20
Interest expense with EMC	(1)	(1)	(3)	(4)
Other income (expense), net	15	(2)	29	(2)
Income before income taxes	308	195	766	633
Income tax provision	47	38	87	93
Net income	$261	$157	$679	$540
Net income per weighted-average share, basic for Class A and Class B	$0.61	$0.37	$1.58	$1.26
Net income per weighted-average share, diluted for Class A and Class B	$0.60	$0.36	$1.57	$1.24
Weighted-average shares, basic for Class A and Class B	430	427	429	427
Weighted-average shares, diluted for Class A and Class B	433	433	433	434
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$1	$—	$2	$1
Cost of services revenues	7	8	21	21
Research and development	52	60	165	148
Sales and marketing	37	52	106	111
General and administrative	16	12	42	34
Realignment charges	—	—	6	—
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$261	$157	$679	$540
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $3, $3, $(2) and $4	5	4	(3)	7
Reclassification of (gains) realized during the period, net of taxes of $0, $0, $(1) and $0	—	—	(1)	(1)
Net change in market value of available-for-sale securities	5	4	(4)	6
Changes in market value of effective foreign currency forward exchange contracts:
Unrealized gains (losses), net of $0 taxes for all periods	(1)	1	(1)	1
Reclassification of losses realized during the period, net of $0 taxes for all periods	1	—	—	—
Net change in market value of effective foreign currency forward exchange contracts	—	1	(1)	1
Total other comprehensive income (loss)	5	5	(5)	7
Total comprehensive income, net of taxes	$266	$162	$674	$547
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,263	$1,609
Short-term investments	3,574	3,022
Accounts receivable, net of allowance for doubtful accounts of $2 and $4	789	1,151
Due from related parties, net	—	68
Deferred tax assets	183	179
Other current assets	116	91
Total current assets	6,925	6,120
Property and equipment, net	793	665
Other assets, net	113	128
Deferred tax assets	63	103
Intangible assets, net	602	732
Goodwill	2,958	2,848
Total assets	$11,454	$10,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84	$90
Accrued expenses and other	546	674
Due to related parties, net	16	—
Unearned revenues	2,225	2,196
Total current liabilities	2,871	2,960
Note payable to EMC	450	450
Unearned revenues	1,411	1,265
Other liabilities	195	181
Total liabilities	4,927	4,856
Contingencies (see Note L)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500 shares; issued and outstanding 131 and 129 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000 shares; issued and outstanding 300 shares	3	3
Additional paid-in capital	3,545	3,432
Accumulated other comprehensive income	1	6
Retained earnings	2,977	2,298
Total stockholders’ equity	6,527	5,740
Total liabilities and stockholders’ equity	$11,454	$10,596
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating activities:
Net income	$261	$157	$679	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	86	261	262
Stock-based compensation	113	119	332	302
Excess tax benefits from stock-based compensation	(12)	(25)	(60)	(111)
Non-cash realignment charges	—	—	15	—
Gain on disposition of certain lines of business and other, net	(12)	—	(31)	—
Other	4	(1)	3	(1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	152	67	360	202
Other assets	4	(5)	(72)	(122)
Due to/from related parties, net	49	15	84	28
Accounts payable	(2)	10	16	26
Accrued expenses	(69)	(64)	(91)	(63)
Income taxes receivable from EMC	—	—	15	—
Income taxes payable	(2)	60	(4)	128
Deferred income taxes, net	32	(34)	41	(70)
Unearned revenues	37	51	300	283
Net cash provided by operating activities	637	436	1,848	1,404
Investing activities:
Additions to property and equipment	(94)	(75)	(247)	(153)
Purchases of available-for-sale securities	(573)	(765)	(2,227)	(2,720)
Sales of available-for-sale securities	253	882	1,072	1,653
Maturities of available-for-sale securities	227	234	597	768
Proceeds from disposition of certain lines of business	6	—	37	—
Business acquisitions, net of cash acquired	—	(1,242)	(184)	(1,344)
Other investing	(8)	(8)	(11)	(12)
Net cash used in investing activities	(189)	(974)	(963)	(1,808)
Financing activities:
Proceeds from issuance of common stock	70	70	185	214
Repurchase of common stock	(90)	(129)	(392)	(307)
Excess tax benefits from stock-based compensation	12	25	60	111
Shares repurchased for tax withholdings on vesting of restricted stock	(17)	(25)	(84)	(90)
Net cash used in financing activities	(25)	(59)	(231)	(72)
Net increase (decrease) in cash and cash equivalents	423	(597)	654	(476)
Cash and cash equivalents at beginning of the period	1,840	2,077	1,609	1,956
Cash and cash equivalents at end of the period	$2,263	$1,480	$2,263	$1,480
Non-cash items:
Changes in capital additions, accrued but not paid	$(3)	$(17)	$(8)	$(2)
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	(2)	(4)	(1)	3
Fair value of stock options assumed in acquisition	—	17	—	17
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
As of September 30, 2013, EMC Corporation (“EMC”) holds approximately 79.7% of VMware’s outstanding common stock and 97.2% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements. VMware and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and VMware’s intellectual property and real estate, agreements regarding the sale of goods and services to one another, and an agreement for EMC to resell VMware’s products and services to third party customers. In geographic areas where VMware has not established its own subsidiaries, VMware contracts with EMC subsidiaries for support services and for personnel who are managed by VMware. See Note K and N to the consolidated financial statements for further information.
The amounts recorded for VMware’s intercompany transactions with EMC and GoPivotal, Inc. (“Pivotal”) may not be considered arm’s length with an unrelated third party. Therefore, the financial statements included herein may not necessarily reflect the financial position, results of operations and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future if and when VMware contracts at arm’s length with unrelated third parties for the services the Company receives from and provides to EMC and Pivotal.
Principles of Consolidation
The consolidated financial statements include the accounts of VMware and its subsidiaries. All intercompany transactions and balances between VMware and its subsidiaries have been eliminated. All intercompany transactions with EMC and Pivotal in the consolidated statements of cash flows will be settled in cash, and changes in the current intercompany balances are presented as a component of cash flows from operating activities.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

B. Business Combinations and Goodwill
Business Combinations
On February 15, 2013, VMware acquired Virsto Software (“Virsto”), a provider of software that optimizes storage performance and utilization in virtual environments. The consideration paid for this acquisition was $184 million, net of cash acquired.
The following table summarizes the initial allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed as of the acquisition date (table in millions):

Intangible assets	$32
Goodwill	162
Total intangible assets acquired	194
Deferred tax liabilities, net	—
Other acquired liabilities, net of acquired assets	(10)
Total net liabilities assumed	(10)
Fair value of intangible assets acquired and net liabilities assumed	$184
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
The following table summarizes the fair value of the intangible assets acquired by VMware in conjunction with the acquisition of Virsto (amounts in table in millions):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	5	$32
Total intangible assets, net, excluding goodwill		$32
The results of operations of Virsto described above have been included in VMware’s consolidated financial statements from the date of purchase. Pro forma results of operations have not been presented as the results of the acquired business were not material to VMware’s consolidated results of operations in the three and nine months ended September 30, 2013.
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2013 (table in millions):

Balance, January 1, 2013	$2,848
Increase in goodwill related to business combination	162
Contribution to Pivotal (see Note N)	(28)
Reduction related to business realignment plan	(4)
Deferred tax adjustments to purchase price allocations on acquisitions	(19)
Other adjustments to purchase price allocations on acquisitions	(1)
Balance, September 30, 2013	$2,958
C. Realignment Charges
Realignment Plan
During January 2013, VMware approved and initiated a business realignment plan to streamline its operations. As of the second quarter of 2013, the plan was substantially completed. The associated cash payments are expected to be fully paid out by the end of 2013.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The realignment plan included the elimination of approximately 725 positions and personnel across all major functional groups and geographies. The total cash and non-cash charge for workforce reductions of $54 million was recorded on the consolidated statements of income for the nine months ended September 30, 2013. In connection with the realignment plan, VMware also recognized other cash and non-cash costs primarily associated with asset impairments of $10 million during the nine months ended September 30, 2013. Substantially all of the cash-related expenses incurred in connection with the business realignment plan have been paid as of September 30, 2013.
Other Related Activities
In connection with VMware's business realignment plan, in the three months ended September 30, 2013, VMware sold certain of its assets relating to a previous acquisition, Zimbra, in exchange for cash and equity resulting in a pre-tax gain of $12 million. During the nine months ended September 30, 2013, VMware recognized cumulative pre-tax gains of $44 million relating to the disposition of certain lines of business that were no longer aligned with VMware's core business priorities, including Zimbra. The gains recognized in connection with these dispositions were recorded to other income (expense), net on the consolidated statements of income for the three and nine months ended September 30, 2013.
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
The following table sets forth the computations of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012 (table in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$261	$157	$679	$540
Weighted-average shares, basic for Class A and Class B	430	427	429	427
Effect of dilutive securities	3	6	4	7
Weighted-average shares, diluted for Class A and Class B	433	433	433	434
Net income per weighted-average share, basic for Class A and Class B	$0.61	$0.37	$1.58	$1.26
Net income per weighted-average share, diluted for Class A and Class B	$0.60	$0.36	$1.57	$1.24
For both the three and nine months ended September 30, 2013, stock options to purchase 1 million shares of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2012, the number of stock options to purchase shares of VMware Class A common stock that were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive was not material.
For the three months ended September 30, 2013 and 2012, 2 million and 3 million shares, respectively, of restricted stock, and for the nine months ended September 30, 2013 and 2012, 1 million and 2 million shares, respectively, of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Investments
Investments as of September 30, 2013 and December 31, 2012 consisted of the following (tables in millions):

	September 30, 2013
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$448	$1	$—	$449
U.S. and foreign corporate debt securities	2,082	4	(3)	2,083
Foreign governments and multi-national agency obligations	25	—	—	25
Municipal obligations	880	3	(1)	882
Asset-backed securities	4	—	—	4
Mortgage-backed securities	133	—	(2)	131
Total investments	$3,572	$8	$(6)	$3,574

	December 31, 2012
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$374	$1	$—	$375
U.S. and foreign corporate debt securities	1,545	6	(1)	1,550
Foreign governments and multi-national agency obligations	41	—	—	41
Municipal obligations	973	3	—	976
Asset-backed securities	1	—	—	1
Mortgage-backed securities	79	—	—	79
Total investments	$3,013	$10	$(1)	$3,022
In addition, VMware evaluated its investments as of September 30, 2013 and December 31, 2012 to determine whether or not any security has experienced an other-than-temporary decline in fair value. During the three months ended September 30, 2013, VMware did not consider any of its investments to be other-than-temporarily impaired. During the nine months ended September 30, 2013, VMware recognized a charge of approximately $13 million as a result of determining that a strategic investment was considered to be other-than-temporarily impaired. All other realized gains and losses on investments in the three and nine months ended September 30, 2013 and 2012 were not material.
As of September 30, 2013 and December 31, 2012, investments in a continuous unrealized loss position for twelve months or greater were not considered significant. Unrealized losses on investments as of September 30, 2013 and December 31, 2012, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in millions):

	September 30, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$64	$—	$35	$—
U.S. and foreign corporate debt securities	888	(3)	316	(1)
Foreign governments and multi-national agency obligations	16	—	5	—
Municipal obligations	132	(1)	259	—
Asset-backed securities	2	—	—	—
Mortgage-backed securities	110	(2)	28	—
Total	$1,212	$(6)	$643	$(1)

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Contractual Maturities
The contractual maturities of investments held at September 30, 2013 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$839	$840
Due after 1 year through 5 years	2,610	2,612
Due after 5 years	123	122
Total investments	$3,572	$3,574
F. Fair Value Measurements
Certain financial assets and liabilities are measured at fair value on a recurring basis. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2013.
The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheets, that were required to be measured at fair value as of September 30, 2013 and December 31, 2012 (tables in millions):

	September 30, 2013
	Level 1	Level 2	Total
Money-market funds	$1,817	$—	$1,817
U.S. Government and agency obligations	331	118	449
U.S. and foreign corporate debt securities	—	2,108	2,108
Foreign governments and multi-national agency obligations	—	25	25
Municipal obligations	—	882	882
Asset-backed securities	—	4	4
Mortgage-backed securities	—	131	131
Total	$2,148	$3,268	$5,416

	December 31, 2012
	Level 1	Level 2	Total
Money-market funds	$1,125	$—	$1,125
U.S. Government and agency obligations	250	155	405
U.S. and foreign corporate debt securities	—	1,567	1,567
Foreign governments and multi-national agency obligations	—	41	41
Municipal obligations	—	976	976
Asset-backed securities	—	1	1
Mortgage-backed securities	—	79	79
Total	$1,375	$2,819	$4,194
Fixed income available-for-sale securities consist of high quality, investment-grade securities from diverse issuers. Fair value of fixed income securities are determined based on pricing from pricing vendors who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The valuation techniques used to measure the fair value of financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. VMware’s procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
G. Derivatives and Hedging Activity
VMware conducts business in several foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. To mitigate this risk, VMware enters into hedging activities as

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of September 30, 2013 and December 31, 2012, VMware had forward contracts to purchase foreign currency designated as cash flow hedges with a total notional value of $39 million and $9 million, respectively. The fair value of these forward contracts was immaterial as of September 30, 2013 and December 31, 2012, and therefore excluded from the fair value tables above. For the three and nine months ended September 30, 2013, all cash flow hedges were considered effective.
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
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of September 30, 2013 and December 31, 2012, VMware had outstanding forward contracts with a total notional value of $314 million and $440 million, respectively. The fair value of these forward contracts was immaterial as of September 30, 2013 and December 31, 2012 and therefore excluded from the fair value tables above.
In the three months ended September 30, 2013 and 2012, VMware recognized losses of $16 million and $6 million, respectively, on its consolidated statements of income for its foreign currency forward contracts. In the nine months ended September 30, 2013, the impact on its consolidated statements of income for its foreign currency forward contracts was not material. In the nine months ended September 30, 2012, VMware recognized a loss of $7 million on its consolidated statements of income for its foreign currency forward contracts.
The net impact of the gains and losses on VMware’s foreign currency forward contracts and the gains and losses associated with the underlying foreign-currency denominated assets and liabilities resulted in a net gain of $1 million and a net loss of $1 million in the three months ended September 30, 2013 and 2012, respectively, and net losses of $5 million and $3 million in the nine months ended September 30, 2013 and 2012, respectively.
H. Property and Equipment, Net
Property and equipment, net, as of September 30, 2013 and December 31, 2012 consisted of the following (table in millions):

	September 30, 2013	December 31, 2012
Equipment and software	$708	$636
Buildings and improvements	495	438
Furniture and fixtures	72	67
Construction in progress	180	98
Total property and equipment	1,455	1,239
Accumulated depreciation	(662)	(574)
Total property and equipment, net	$793	$665
Depreciation expense was $36 million and $31 million in the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $105 million and $97 million in the nine months ended September 30, 2013 and 2012, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of September 30, 2013 and December 31, 2012, construction in progress primarily represented buildings and site improvements related to VMware’s Palo Alto campus expansion that had not yet been placed into service.
I. Accrued Expenses and Other
Accrued expenses and other as of September 30, 2013 and December 31, 2012 consisted of the following (table in millions):

	September 30, 2013	December 31, 2012
Salaries, commissions, bonuses, and benefits	$202	$292
Accrued partner liabilities	114	129
Other	230	253
Total	$546	$674
Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.
J. Unearned Revenues
Unearned revenues as of September 30, 2013 and December 31, 2012 consisted of the following (table in millions):

	September 30, 2013	December 31, 2012
Unearned license revenues	$415	$463
Unearned software maintenance revenues	2,937	2,755
Unearned professional services revenues	284	243
Total unearned revenues	$3,636	$3,461
Unearned license revenues are either recognized ratably, recognized upon delivery of existing or future products or services, or will be recognized ratably upon delivery of future products or services. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. VMware regularly offers product promotions to improve awareness of its emerging products. To the extent promotional products have not been delivered and vendor-specific objective evidence (“VSOE”) of fair value is not established, revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement.
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are recognized ratably, typically over terms of one to five years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered.
K. Income Taxes
Although VMware files a consolidated federal tax return with EMC, the income tax provision is calculated under a hybrid method, primarily as though VMware were a separate taxpayer. However, where VMware and EMC are parties to certain discrete transactions outside the normal course of business, the tax consequences of these transactions are determined in accordance with consolidated return rules. Payments between VMware and EMC under the tax sharing agreement primarily relate to VMware’s portion of federal income taxes on EMC’s consolidated tax return. Payments from VMware to EMC primarily relate to periods for which VMware had federal taxable income, while payments from EMC to VMware relate to periods for which VMware had a federal taxable loss. In the nine months ended September 30, 2013, EMC paid VMware $16 million under the tax sharing agreement. No other payments were made either by EMC or VMware under the tax sharing agreement during the three months ended September 30, 2013 and 2012, or during the nine months ended September 30, 2012. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe based on the hybrid method and the difference is presented as a component of stockholders’ equity. For all periods presented, the difference was not material.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware’s effective income tax rate was 15.3% and 19.7% for the three months ended September 30, 2013 and 2012, respectively. The effective income tax rate was 11.4% and 14.7% for the nine months ended September 30, 2013 and 2012, respectively. The lower effective rate for the three months ended September 30, 2013 compared with the three months ended September 30, 2012 was primarily attributable to the finalization of the 2012 federal return related to the change in estimate of the U.S. federal research tax credit calculation. The lower effective rate for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 was primarily attributable to the discrete tax benefits recognized in the nine months ended September 30, 2013 due to the retroactive enactment of the U.S. federal research tax credit by the U.S. Congress in January 2013.
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
As of September 30, 2013, VMware had gross unrecognized tax benefits totaling $162 million, which excludes $7 million of offsetting tax benefits. Approximately $155 million of VMware’s net unrecognized tax benefits, not including interest and penalties, if recognized, would reduce income tax expense and lower VMware’s effective tax rate in the period or periods recognized. In total, there were $167 million of net unrecognized tax benefits, including interest and penalties, which were classified as a non-current liability on the consolidated balance sheet as of September 30, 2013. It is reasonably possible that within the next 12 months, audit resolutions could potentially reduce total unrecognized tax benefits by approximately $4 million. Due to the closure of tax audits and statutes that lapsed, approximately $6 million of uncertain tax benefits were reversed during the nine months ended September 30, 2013. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware recognized approximately $4 million in interest and penalties for the nine months ended September 30, 2013. Interest and penalties for the three months ended September 30, 2013 were not material. As of September 30, 2013, there were $12 million of interest and penalties accrued for unrecognized tax benefits. These amounts are included as components of the $167 million of net unrecognized tax benefits as of September 30, 2013.
L. Contingencies
Litigation
VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from government entities regarding the compliance of its contracting and sales practices with applicable regulations. VMware accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. VMware evaluates its claims on a quarterly basis and considers the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of September 30, 2013 and December 31, 2012, the amounts accrued were not material. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would also be immaterial to VMware’s consolidated financial position and results of operations.
M. Stockholders’ Equity
VMware Equity Plan and VMware Employee Stock Purchase Plan
In May 2013, VMware amended its 2007 Equity and Incentive Plan to increase the number of shares available for issuance by 13,300,000 shares. VMware also amended its 2007 Employee Stock Purchase Plan to increase the number of shares available for issuance by 7,900,000 shares.
VMware Stock Repurchases
In August 2013, VMware’s Board of Directors authorized the repurchase of up to $700 million of VMware’s Class A common stock through the end of 2015. In November 2012, VMware’s Board of Directors authorized the repurchase of up to $250 million of VMware’s Class A common stock through the end of 2014. In February 2012, VMware’s Board of Directors authorized the repurchase of up to $600 million of VMware’s Class A common stock, which was completed in the second quarter of 2013. From time to time, future stock repurchases may be made pursuant to the August 2013 and November 2012

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.
The following table summarizes stock repurchase activity in the three and nine months ended September 30, 2013 and 2012 (table in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Aggregate purchase price	$90	$129	$392	$307
Class A common shares repurchased	1	1	5	3
Weighted-average price per share	$73.63	$88.35	$75.06	$92.91
The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital. As of September 30, 2013, the cumulative authorized amount remaining for repurchase was $775 million.
VMware Restricted Stock
VMware restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on the VMware stock price on the date of grant, and shares underlying RSU awards are not issued until the restricted stock units vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain of VMware's executives and employees. The PSU awards include performance conditions, as well as time-based vesting. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 3.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued.
The following table summarizes restricted stock activity since January 1, 2013 (units in millions):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2013	12	$91.93
Granted	6	74.90
Vested	(3)	80.36
Forfeited	(2)	91.01
Outstanding, September 30, 2013	13	87.23
As of September 30, 2013, the 13 million of units outstanding included 12 million of RSUs and 1 million of PSUs.
As of September 30, 2013, restricted stock representing 13 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,023 million based on VMware’s closing price as of September 30, 2013.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income
The changes in components of accumulated other comprehensive income in the nine months ended September 30, 2013 were as follows (table in millions):

	Unrealized Gains on Available-for-Sale Securities	Losses on Cash Flow Hedges	Total
Balance, January 1, 2013	$6	$—	$6
Other comprehensive loss before reclassifications, net of taxes of $(2), $0 and $(2)	(3)	(1)	(4)
Amounts reclassified from accumulated other comprehensive income to the consolidated statement of income, net of taxes of $(1), $0 and $(1)	(1)	—	(1)
Other comprehensive loss, net	(4)	(1)	(5)
Balance, September 30, 2013	$2	$(1)	$1
Gains (losses) on VMware’s available-for-sale securities are reclassified to investment income on the consolidated statement of income in the same period that they are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the consolidated statement of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense line items on the consolidated statements of income in the three and nine months ended September 30, 2013 were not material.
N. Related Parties
EMC Reseller Arrangement, Other Services and Note Payable
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles VMware’s products and services with EMC’s products and sells them to end-users. In the three months ended September 30, 2013 and 2012, VMware recognized revenues of $37 million and $27 million, respectively, from such contractual arrangement with EMC. In the nine months ended September 30, 2013 and 2012, VMware recognized revenues of $108 million and $88 million, respectively, from such contractual arrangement with EMC. As of September 30, 2013, $162 million of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended September 30, 2013 and 2012, VMware recognized professional services revenues of $14 million and $21 million, respectively, from such contractual agreements with EMC. In the nine months ended September 30, 2013 and 2012, VMware recognized revenues of $60 million and $63 million, respectively, from such contractual agreements with EMC. As of September 30, 2013, $9 million of revenues from professional services to EMC customers were included in unearned revenues.
In both the three months ended September 30, 2013 and 2012, VMware recognized revenues of $3 million from products and services purchased by EMC for internal use pursuant to VMware’s contractual agreements with EMC. In the nine months ended September 30, 2013 and 2012, VMware recognized revenues of $9 million and $7 million, respectively, from such contractual agreements with EMC. As of September 30, 2013, $30 million of revenues from products and services purchased by EMC for internal use were included in unearned revenues.
VMware purchased products and services for internal use from EMC for $20 million and $4 million in the three months ended September 30, 2013 and 2012, respectively, and for $45 million and $28 million in the nine months ended September 30, 2013 and 2012, respectively.
From time to time, VMware and EMC enter into agreements to collaborate on technology projects. In both the three months ended September 30, 2013 and 2012, VMware received $2 million from EMC for EMC’s portion of expenses related to such projects, and in the nine months ended September 30, 2013 and 2012, VMware received $6 million and $5 million, respectively, from such contractual agreements with EMC. In the three months ended September 30, 2013, VMware paid $5 million to EMC for services provided to VMware by EMC related to such projects, and in the nine months ended September 30, 2013, VMware paid $7 million to EMC for such contractual agreements with EMC.
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on VMware’s behalf in the U.S. that are also recorded as expenses in VMware’s consolidated statements of income. The total cost of the services provided to VMware by EMC as described above was $29 million and $26 million in the three months ended September 30, 2013 and 2012, respectively, and $94 million and $75 million in the nine months ended September 30, 2013 and 2012, respectively.
In both the three months ended September 30, 2013 and 2012, $1 million of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. In the nine months ended September 30, 2013 and 2012, $3 million and $4 million, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on VMware’s consolidated statements of income. VMware’s interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which VMware has an ownership interest. Both Paul Maritz and Pat Gelsinger retain and continue to vest in certain of their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards will be recognized on VMware’s consolidated statements of income over the awards’ remaining requisite service periods. Effective September 1, 2012, stock-based compensation related to Paul Maritz’s VMware awards will not be recognized by VMware.
Mozy
In 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets and continued to be responsible to Mozy customers for Mozy products and services and to recognize revenue from such products and services. VMware entered into an operational support agreement with EMC through the end of 2012, pursuant to which VMware took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, were reimbursed to VMware by EMC. In the fourth quarter of 2012, the operational support agreement between VMware and EMC was amended such that VMware would no longer operate the Mozy service on behalf of EMC. Under the amendment, VMware transferred substantially all employees that support Mozy services to EMC and EMC purchased certain assets from VMware in relation to transferred employees. The termination of service and related transfer of employees and sale of assets was substantially completed during the first quarter of 2013. On the consolidated statements of income, such amounts reimbursed by EMC to VMware to operate Mozy were immaterial in the three and nine months ended September 30, 2013, and $17 million and $48 million in the three and nine months ended September 30, 2012, respectively. These amounts were recorded as a reduction to the costs VMware incurred.
Joint Contribution of Assets with EMC to Pivotal
On April 1, 2013, VMware transferred certain assets and liabilities to Pivotal. VMware contributed certain assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to certain of its Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. During the nine months ended September 30, 2013, VMware transferred approximately 415 VMware employees to Pivotal.
VMware received preferred equity interests in Pivotal equal to approximately 31% of Pivotal’s outstanding shares in exchange for its contributions. Additionally, VMware and Pivotal entered into an agreement pursuant to which VMware will act as the selling agent for the products and services it contributed to Pivotal until at least December 31, 2013 in exchange for a customary agency fee. In the three and nine months ended September 30, 2013, VMware recognized revenues of $2 million and $3 million, respectively, from such contractual arrangement with Pivotal. As of September 30, 2013, $1 million of revenues from such contractual arrangement with Pivotal were included in unearned revenues. VMware also agreed to provide various transition services to Pivotal until at least December 31, 2013. Pursuant to the support agreement, costs incurred by VMware to support Pivotal services are reimbursed to VMware by Pivotal. During the three and nine months ended September 30, 2013, VMware provided transition services of $2 million and $10 million, respectively, that are reimbursable by Pivotal and which were recorded as a reduction to the costs VMware incurred. Additionally, VMware purchased products and services for internal use from Pivotal for $1 million and $6 million in the three and nine months ended September 30, 2013, respectively.

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
On April 1, 2013, VMware's initial contribution was a net liability of $16 million to Pivotal, which was included in VMware’s consolidated balance sheet as of March 31, 2013. The following table summarizes the assets VMware contributed to Pivotal and the liabilities Pivotal assumed from VMware, including certain adjustments made subsequent to April 1, 2013, which were not material to VMware’s consolidated financial statements (table in millions):

Accounts receivable	$4
Property and equipment, net	1
Intangible assets	28
Goodwill	28
Total assets	61
Accounts payable, accrued liabilities and other, net	(3)
Unearned revenues	(71)
Total liabilities	(74)
Total liabilities, net assumed by Pivotal	$(13)
Of the $71 million in unearned revenues assumed by Pivotal on April 1, 2013, $32 million related to unearned license revenues and $39 million related to unearned services revenues.
VMware's ownership interest in Pivotal is 28% as of September 30, 2013 as a result of investments made by a third-party strategic investor. As Pivotal assumed a net liability from VMware, the investment carried by VMware has a cost basis of zero. Thus the net liability assumed by Pivotal of $13 million as of September 30, 2013 was classified to additional paid-in capital on VMware’s consolidated balance sheet.
Due To/Due From Related Parties
As of September 30, 2013, VMware had $16 million net due to related parties, which consisted of $59 million due to EMC and $15 million due to Pivotal, partially offset by $55 million due from EMC and $3 million due from Pivotal. These amounts resulted from the related-party transactions with EMC and Pivotal described above. Additionally, as of September 30, 2013, VMware had a net income tax receivable from EMC of $6 million, which consisted of $9 million due from EMC, partially offset by $3 million due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC. See Note K to the consolidated financial statements for information regarding tax payments with EMC.
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
Revenues by geographic area for the three and nine months ended September 30, 2013 and 2012 were as follows (table in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$614	$554	$1,773	$1,589
International	675	580	1,951	1,723
Total	$1,289	$1,134	$3,724	$3,312
No individual country other than the United States had material revenues for the three and nine months ended September 30, 2013 and 2012.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Long-lived assets by geographic area, which primarily include property and equipment, net, as of September 30, 2013 and December 31, 2012 were as follows (table in millions):

	September 30, 2013	December 31, 2012
United States	$697	$563
International	53	51
Total	$750	$614
No individual country other than the United States accounted for 10% or more of these assets as of September 30, 2013 and December 31, 2012, respectively.

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
Our product solutions are based upon three growth priorities, which include SDDC, hybrid cloud and End-User Computing. SDDC includes development and delivery of innovations in networking, security, storage and management as we continue to roll out and enhance the features of our vCloud Suite. VMware vCloud Suite and various Cloud Management solutions that are optimized to work with vSphere environments are designed to simplify and automate management of dynamic cloud infrastructures that enable enterprises to build, manage and automate their own private clouds. For the hybrid cloud, we have introduced a public cloud infrastructure as a service offering designed to be completely interoperable with our customers’ VMware virtualized infrastructures. Currently, revenues for our hybrid cloud solution during the third quarter and first nine months of 2013 have not been significant. Our End-User Computing product group has solutions designed to enable a user-centric approach to personal computing, including, for example, the VMware Horizon Suite launched in the first quarter of 2013, that enable secure access to applications and data from a variety of devices and locations, and addresses the needs of IT departments by delivering existing end-user assets as a managed service. We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. We derive a significant majority of our sales from our indirect sales channel, which includes distributors, resellers, system vendors and systems integrators. Sales to our channel partners often involve three tiers of distribution: a distributor, a reseller and an end-user customer. Our sales force works collaboratively with our channel partners to introduce them to end-user customer accounts and new sales opportunities. As we expand geographically, we expect to continue to add additional channel partners.
We expect to grow our business by building long-term relationships with our customers, which includes selling our solutions through enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings offered both directly by us and through certain channel partners that provide for multi-year maintenance and support. Under a typical ELA, a portion of the revenues is attributed to the license revenues and the remainder is primarily attributed to software maintenance revenues. In addition, the initial maintenance and support period is typically longer for ELAs than for other types of license sales. ELAs enable us to build long-term relationships with our customers as they commit to our virtual infrastructure solutions in their data centers. ELAs comprised 33% and 24% of our overall sales during the third quarters of 2013 and 2012, respectively, and 33% and 25% of our overall sales during the first nine months of 2013 and 2012, respectively, with the balance primarily represented by our non-ELA, or transactional business. In 2013, in addition to continuing to increase revenues through the adoption of ELAs, we are focused on driving additional transactional business.
Realignment
In January 2013, we announced a realignment of our strategy to refocus our resources and investments in support of three growth priorities that focus on our core opportunities as a provider of virtualization technologies that simplify IT infrastructure: the software-defined data center, the hybrid cloud and end-user computing. The business realignment plan was substantially completed at the end of the second quarter of 2013. The realignment plan also included the disposition of certain business activities, which have also been substantially completed.
GoPivotal, Inc. (“Pivotal”)
During the year, we transferred certain assets and liabilities to Pivotal in exchange for an ownership interest in Pivotal of approximately 28% as of September 30, 2013. In connection with this transaction, we transferred approximately 415 of our employees to Pivotal during the first nine months of 2013. Additionally, we also entered into an agreement with Pivotal pursuant to which we are acting as the selling agent of the products and services we contributed to Pivotal until at least December 31, 2013 in exchange for a customary agency fee. We have also agreed to provide various transition services to Pivotal until at least December 31, 2013, for which we are reimbursed for our costs.
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
Results of Operations
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
Revenues
Our revenues in the third quarter and first nine months of 2013 and 2012 were as follows:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues:
License	$564	$491	$73	15%	$1,583	$1,490	$93	6%
Services:
Software maintenance	644	551	93	17	1,864	1,562	302	19
Professional services	81	92	(11)	(12)	277	260	17	7
Total services	725	643	82	13	2,141	1,822	319	18
Total revenues	$1,289	$1,134	$155	14	$3,724	$3,312	$412	12

Revenues:
United States	$614	$554	$60	11%	$1,773	$1,589	$184	12%
International	675	580	95	16	1,951	1,723	228	13
Total revenues	$1,289	$1,134	$155	14	$3,724	$3,312	$412	12
In the third quarter and first nine months of 2013, we achieved growth in license and services revenues, and growth in the United States and internationally, as compared with the third quarter and first nine months of 2012.
License Revenues
License revenues in the third quarter and first nine months of 2013 were up 15% and 6%, respectively, compared to the third quarter and first nine months of 2012. Our revenue growth rate for both periods was due to overall increased sales volumes, slightly offset by the disposition of certain business lines under our realignment plan and the contribution of certain business lines to Pivotal.
Excluding from both the 2013 and the 2012 periods the revenues related to Pivotal and all dispositions under our realignment plan, license revenues grew 17% and 8% in the third quarter and first nine months of 2013, respectively. See “Non-GAAP Financial Measures” for further information on license revenues excluding Pivotal and our 2013 dispositions.

Services Revenues
In the third quarter and first nine months of 2013, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.
In the third quarter of 2013, professional services revenues decreased primarily due to the contribution of certain business lines to Pivotal and the disposition of certain business lines under our realignment plan. In the first nine months of 2013, professional services revenues increased primarily as a result of growth in our license sales and installed-base led to additional demand for our professional services.
Our revenue growth rate was negatively impacted by the contribution of certain business lines to Pivotal and the disposition of certain business lines under our realignment plan. Excluding from both the 2013 and the 2012 periods the revenues related to Pivotal and all dispositions under our realignment plan, including the business line we exited in the third quarter of 2013, services revenues grew 20% and 22% in the third quarter and first nine months of 2013, respectively. See “Non-GAAP Financial Measures” for further information on services revenues excluding Pivotal and our 2013 dispositions.
Foreign Currency
We invoice and collect in the Euro, the British Pound, the Japanese Yen and the Australian Dollar in their respective regions. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. Foreign currencies did not have a material impact when comparing revenues during the third quarter and first nine months of 2013 to the same periods in the prior year.
Unearned Revenues
Our unearned revenues as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Unearned license revenues	$415	$463
Unearned software maintenance revenues	2,937	2,755
Unearned professional services revenues	284	243
Total unearned revenues	$3,636	$3,461
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
Unearned software maintenance revenues are attributable to our maintenance contracts and are generally recognized ratably, typically over terms from one to five years with a weighted-average remaining term at September 30, 2013 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered.

Operating Expenses
Information about our operating expenses for the third quarter and first nine months of 2013 and 2012 is as follows:

	For the Three Months Ended September 30, 2013
	Core Operating Expenses (1)	Stock-Based Compensation	Intangible Amortization	Realignment Charges	Other Operating Expenses	Total Operating Expenses
Cost of license revenues	$20	$1	$22	$—	$8	$51
Cost of services revenues	125	7	—	—	—	132
Research and development	212	52	1	—	1	266
Sales and marketing	410	37	1	—	1	449
General and administrative	86	16	—	—	1	103
Realignment charges	—	—	—	1	—	1
Total operating expenses	$853	$113	$24	$1	$11	$1,002
Operating income						$287
Operating margin						22.4%

	For the Three Months Ended September 30, 2012
	Core Operating Expenses(1)	Stock-Based Compensation	Intangible Amortization	Realignment Charges	Other Operating Expenses	Total Operating Expenses
Cost of license revenues	$26	$—	$19	$—	$15	$60
Cost of services revenues	110	8	1	—	—	119
Research and development	198	60	1	—	1	260
Sales and marketing	356	52	4	—	—	412
General and administrative	79	12	—	—	2	93
Total operating expenses	$769	$132	$25	$—	$18	$944
Operating income						$190
Operating margin						16.8%

	For the Nine Months Ended September 30, 2013
	Core Operating Expenses(1)	Stock-Based Compensation	Intangible Amortization	Realignment Charges	Other Operating Expenses	Total Operating Expenses
Cost of license revenues	$60	$2	$67	$—	$34	$163
Cost of services revenues	350	21	2	—	2	375
Research and development	627	165	2	—	3	797
Sales and marketing	1,193	106	6	—	3	1,308
General and administrative	251	42	—	—	5	298
Realignment charges	—	—	—	64	—	64
Total operating expenses	$2,481	$336	$77	$64	$47	$3,005
Operating income						$719
Operating margin						19.3%

	For the Nine Months Ended September 30, 2012
	Core Operating Expenses(1)	Stock-Based Compensation	Intangible Amortization	Realignment Charges	Other Operating Expenses	Total Operating Expenses
Cost of license revenues	$69	$1	$46	$—	$58	$174
Cost of services revenues	331	21	3	—	1	356
Research and development	575	148	3	—	5	731
Sales and marketing	1,042	111	9	—	4	1,166
General and administrative	228	34	—	—	4	266
Total operating expenses	$2,245	$315	$61	$—	$72	$2,693
Operating income						$619
Operating margin						18.7%
____________________________

(1)	Core operating expenses is a non-GAAP financial measure. See additional discussion in the “Core Operating Expenses” section.
Core Operating Expenses
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
Core operating expenses increased by $84 or 11% in the third quarter of 2013 compared with the third quarter of 2012. Core operating expenses increased by $236 or 11% in the first nine months of 2013 compared with the first nine months of 2012. As quantified below, these increases were primarily due to increases in employee-related expenses, which include salaries and benefits, bonuses, commissions, and recruiting and training as well as an increase in marketing programs and contractor costs. The increase in core operating expenses in the third quarter and first nine months of 2013 compared with the same periods during 2012 was partially offset by a decrease in operating expenses related to Pivotal.
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
Core operating expenses for cost of license revenues decreased by $6 or 23% in the third quarter of 2013 compared with the third quarter of 2012, and by $9 or 13% in the first nine months of 2013 compared with the first nine months of 2012. The decreases were primarily due to a decrease of IT development costs of $3 and $7, respectively, as well as a decrease in royalty and licensing costs for technology licensed from third-party providers that is used in our products.
Cost of Services Revenues
Our core operating expenses for cost of services revenues primarily include the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services.
Core operating expenses for cost of services revenues increased by $15 or 14% in the third quarter of 2013 compared with the third quarter of 2012, and by $19 or 6% in the first nine months of 2013 compared with the first nine months of 2012. The increase was primarily due to $10 and $27, respectively, of employee-related expenses as well as an increase of $13 and $16, respectively, in costs we incur to provide technical support, IT development and professional services. These increases were generally proportional to the increases in services revenues for the same comparable periods. The increase was partially offset by a decrease of $10 and $22, respectively, of operating expenses related to Pivotal.
Research and Development Expenses
Our core operating expenses for research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancement of our existing software offerings.

Core operating expenses for R&D increased by $14 or 7% in the third quarter of 2013 compared with the third quarter of 2012, and by $52 or 9% in the first nine months of 2013 compared with the first nine months of 2012. The increase in the third quarter and first nine months of 2013 compared with the third quarter and first nine months of 2012 was primarily due to growth in employee-related expenses of $16 and $60, respectively, which was primarily driven by incremental growth in headcount from strategic hiring. Additionally, contractor costs, IT development costs, and equipment and depreciation expenses also increased by $15 and $28 during the third quarter and first nine months of 2013, respectively, compared to the same periods in the prior year. The increases in expenses in the third quarter and first nine months of 2013 were partially offset by a decrease of $19 and $40, respectively, of research and development expenses related to Pivotal.
Sales and Marketing Expenses
Our core operating expenses for sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches. Sales commissions are generally earned and expensed when a firm order is received from the customer and may be expensed in a period other than the period in which the related revenue is recognized. Sales and marketing expenses also include the net impact from the expenses incurred and fees generated by certain marketing initiatives, including our annual VMworld and VMworld Europe conferences.
Core operating expenses for sales and marketing increased by $54 or 15% in the third quarter of 2013 compared with the third quarter of 2012, and by $151 or 14% in the first nine months of 2013 compared with the first nine months of 2012. The increase in the third quarter and first nine months of 2013 was primarily due to growth in employee-related expenses of $44 and $139, respectively, driven by incremental growth in headcount and by higher commission expense due to increased sales volumes. To a lesser extent, costs incurred for marketing programs, contractor costs and IT development costs of $23 and $32 also contributed to the increase of expense during the third quarter and first nine months of 2013, respectively, compared to the same periods in the prior year. The increases in expenses in the third quarter and first nine months of 2013 were partially offset by a decrease of $14 and $29, respectively, of sales and marketing expenses related to Pivotal.
General and Administrative Expenses
Our core operating expenses for general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives and facilities costs.
Core operating expenses for general and administrative increased by $7 or 9% in the third quarter of 2013 compared with the third quarter of 2012, and by $23 or 10% in the first nine months of 2013 compared with the first nine months of 2012. The most significant driver of the increase in the third quarter and first nine months of 2013 was due to incremental growth in headcount resulting in an increase of $4 and $11, respectively. The increase in the first nine months of 2013 compared to the same period in the prior year was also due to an increase in charitable donations and contractor expenses.
Stock-Based Compensation
Stock-based compensation was $113 and $132 in the third quarter of 2013 and 2012, respectively, a decrease of $19 or 14%. Stock-based compensation was $336 and $315 in the first nine months of 2013 and 2012, respectively, an increase of $21 or 7%.
The decrease in total stock-based compensation expense in the third quarter of 2013 compared with the third quarter of 2012 was primarily due to certain acquisition costs recognized during the third quarter of 2012 that were not recognized during the same period in 2013. Our recent realignment plan that included divesting of certain business activities, and our investment in Pivotal resulting in the transfer of certain of our employees also contributed to a decline in stock-based compensation during the third quarter of 2013 compared to the same period in the prior year.
Although stock-based compensation expense declined during the third quarter 2013 compared to 2012, the decrease only partially offset the increase of approximately $41 in stock-based compensation expense during the first six months of fiscal year 2013 compared to the same period in the prior year, resulting in an increase of stock-based compensation during the nine months ended 2013 compared to same period in the prior year.
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
As of September 30, 2013, the total unamortized fair value of our outstanding equity-based awards held by our employees was $834, and is expected to be recognized over a weighted-average period of approximately 1.5 years.

Intangible Amortization
Intangible amortization increased $16 or 26% in the first nine months of 2013 compared with the first nine months of 2012 as a result of new acquisitions, primarily the acquisition of Nicira in the third quarter of 2012. The increase was partially offset by the transfer of certain intangible assets to Pivotal, as well as a result of exiting certain lines of business under our realignment plan. Additionally, intangible amortization decreased as certain intangible assets became fully amortized. Intangible amortization decreased by an immaterial amount in the third quarter of 2013 compared with the third quarter of 2012. Intangible amortization is predominantly recorded to cost of license revenues on our accompanying consolidated statements of income.
Realignment Charges
During January 2013, we approved and initiated a business realignment plan to streamline our operations resulting in realignment charges incurred during the first nine months of 2013. As of the second quarter of 2013, the plan was substantially complete.
The plan included the elimination of approximately 725 positions and personnel across all major functional groups and geographies. The total cash and non-cash charge for workforce reductions of $54 was recorded on the consolidated statements of income during the first nine months of 2013.
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
Other operating expenses decreased $7 and $25 in the third quarter and first nine months of 2013, respectively, from the third quarter and first nine months of 2012. The decrease in the third quarter and first nine months of 2013 was primarily due to a decrease of $7 and $24, respectively, in the amortization of capitalized software development costs resulting from the completion of amortization for previous product releases. Amortization expense from capitalized software development costs is included in cost of license revenues on our accompanying consolidated statements of income. In future periods, we expect our amortization expense from capitalized software development costs to continue to decline as these costs are expected to be recorded as R&D expense as incurred.
Other Income (Expense), Net
Other income, net of $15 and $29 in the third quarter and first nine months of 2013, respectively, changed by $17 and $31, respectively, compared with other expense, net of $2 and $2 in the third quarter and first nine months of 2012, respectively, primarily due to pre-tax gains of $12 and $44 recognized in the third quarter and first nine months of 2013, respectively, as a result of divesting of certain business activities under our business realignment plan. Partially offsetting this gain was the recognition of an other-than-temporary impairment charge for a strategic investment in the first nine months of 2013.
Income Tax Provision
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
Our effective income tax rate was 15.3% and 19.7% for the third quarter of 2013 and 2012, respectively. The effective income tax rate was 11.4% and 14.7% for the first nine months of 2013 and 2012, respectively. The lower effective rate for the third quarter of 2013 compared to the same period in 2012 was primarily attributable to the finalization of the 2012 federal return related to the change in estimate of the U.S. federal research tax credit calculation. The lower effective rate for the first nine months of 2013 compared to the same period in 2012 was primarily attributable to the discrete tax benefits recognized in the first nine months of 2013 due to the retroactive enactment of the U.S. federal research tax credit by the U.S. Congress in January 2013.
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
Our Relationship with EMC
As of September 30, 2013, EMC owned 43,025,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.7% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.
EMC Reseller Arrangement, Other Services and Note Payable
Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC’s products and sells them to end-users. In the three months ended September 30, 2013 and 2012, we recognized revenues of $37 and $27, respectively, from such contractual arrangement with EMC. In the nine months ended September 30, 2013 and 2012, we recognized revenues of $108 and $88, respectively, from such contractual arrangement with EMC. As of September 30, 2013, $162 of revenues from products and services sold under the reseller arrangement were included in unearned revenues.
In the three months ended September 30, 2013 and 2012, we recognized professional services revenues of $14 and $21, respectively, from such contractual agreements with EMC. In the nine months ended September 30, 2013 and 2012, we recognized revenues of $60 and $63, respectively, from such contractual agreements with EMC. As of September 30, 2013, $9 of revenues from professional services to EMC customers were included in unearned revenues.
In both the three months ended September 30, 2013 and 2012, we recognized revenues of $3 from products and services purchased by EMC for internal use pursuant to our contractual agreements with EMC. In the nine months ended September 30, 2013 and 2012, we recognized revenues of $9 and $7, respectively, from such contractual agreements with EMC. As of September 30, 2013, $30 of revenues from products and services purchased by EMC for internal use were included in unearned revenues.
We purchased products and services for internal use from EMC for $20 and $4 in the three months ended September 30, 2013 and 2012, respectively, and for $45 and $28 in the nine months ended September 30, 2013 and 2012, respectively.
From time to time, we and EMC enter into agreements to collaborate on technology projects. In both the three months ended September 30, 2013 and 2012, we received $2 from EMC for EMC’s portion of expenses related to such projects, and in the nine months ended September 30, 2013 and 2012, we received $6 and $5, respectively, from such contractual agreements with EMC. In the three months ended September 30, 2013, we paid $5 to EMC for services provided to us by EMC related to such projects, and in the nine months ended September 30, 2013, we paid $7 to EMC for such contractual agreements with EMC.
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries, benefits, travel and rent. Additionally, EMC incurs certain administrative costs on our behalf in the U.S. that are also recorded as expenses in our consolidated statements of income. The total cost of the services provided to us by EMC as described above was $29 and $26 in the three months ended September 30, 2013 and 2012, respectively, and $94 and $75 in the nine months ended September 30, 2013 and 2012, respectively.
In both the three months ended September 30, 2013 and 2012, $1 of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. In the nine months ended September 30, 2013 and 2012, $3 and $4, respectively, of interest expense was recorded related to the note payable to EMC and included in interest expense with EMC on our consolidated statements of income. Our interest expense as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated financial statements.
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which we have an ownership interest. Both Paul Maritz and Pat Gelsinger retain and continue to vest in certain of their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards will be recognized on our consolidated statements of income over the awards’ remaining requisite service periods. Effective September 1, 2012, stock-based compensation related to Paul Maritz’s VMware awards will not be recognized by us.
Mozy
In 2011, we acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets and continued to be responsible to Mozy customers for Mozy products and services and to recognize revenue from such products and services. We entered into an operational support agreement with EMC through the end of 2012, pursuant to which we took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by us to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, were reimbursed to us by EMC. In the fourth quarter of 2012, the operational support agreement between us and EMC was amended such that we would no longer operate the Mozy service on behalf of EMC. Under the amendment, we transferred substantially all employees that support Mozy services to EMC and EMC purchased certain assets from us in relation to transferred employees. The termination of service and related transfer of employees and sale of assets was substantially completed during the first quarter of 2013. On the consolidated statements of income, such amounts reimbursed by EMC to us to operate Mozy were immaterial in the three and nine months ended September 30, 2013, and $17 and $48 in the three and nine months ended September 30, 2012, respectively. These amounts were recorded as a reduction to the costs we incurred.
Joint Contribution of Assets with EMC to Pivotal
On April 1, 2013, we transferred certain assets and liabilities to Pivotal. We contributed certain assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to certain of our Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. During the nine months ended September 30, 2013, we transferred approximately 415 VMware employees to Pivotal.
We received preferred equity interests in Pivotal equal to approximately 31% of Pivotal’s outstanding shares in exchange for our contributions. Additionally, we and Pivotal entered into an agreement pursuant to which we will act as the selling agent for the products and services we contributed to Pivotal until at least December 31, 2013 in exchange for a customary agency fee. In the three and nine months ended September 30, 2013, we recognized revenues of $2 and $3, respectively, from such contractual arrangement with Pivotal. As of September 30, 2013, $1 of revenues from such contractual arrangement with Pivotal were included in unearned revenues. We also agreed to provide various transition services to Pivotal until at least December 31, 2013. Pursuant to the support agreement, costs incurred by us to support Pivotal services are reimbursed to us by Pivotal. During the three and nine months ended September 30, 2013, we provided transition services of $2 and $10, respectively, that are reimbursable by Pivotal and which were recorded as a reduction to the costs we incurred. Additionally, we purchased products and services for internal use from Pivotal for $1 and $6 in the three and nine months ended September 30, 2013, respectively.
The book value of all contributed assets and the liabilities assumed by Pivotal, with the exception of intangible assets and goodwill, was based on the book values of those assets and liabilities specific to those particular products and services. For intangible assets and goodwill, the book value contributed was based on the relative fair value of the contributed assets applicable to Pivotal.

Due To/Due From Related Parties
As of September 30, 2013, we had $16 net due to related parties, which consisted of $59 due to EMC and $15 due to Pivotal, partially offset by $55 due from EMC and $3 due from Pivotal. These amounts resulted from the related-party transactions with EMC and Pivotal described above. Additionally, as of September 30, 2013, we had a net income tax receivable from EMC of $6, which consisted of $9 due from EMC, partially offset by $3 due to EMC. Balances due to or from EMC which are unrelated to tax obligations are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
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
Liquidity and Capital Resources
At September 30, 2013 and 2012, we held cash, cash equivalents and short-term investments as follows:

	September 30,
	2013	2012
Cash and cash equivalents	$2,263	$1,480
Short-term investments	3,574	2,914
Total cash, cash equivalents and short-term investments	$5,837	$4,394
As of September 30, 2013, we held a diversified portfolio of money market funds and fixed income securities totaling $5,416. Our fixed income securities were denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of September 30, 2013, our total cash, cash equivalents and short-term investments were $5,837, of which $3,918 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Our cash flows for third quarter and first nine months of 2013 and 2012 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$637	$436	$1,848	$1,404
Investing activities	(189)	(974)	(963)	(1,808)
Financing activities	(25)	(59)	(231)	(72)
Net increase (decrease) in cash and cash equivalents	$423	$(597)	$654	$(476)
Operating Activities
Cash provided by operating activities increased by $201 in the third quarter of 2013, and by $444 in the first nine months of 2013. The increase was primarily driven by an increase in net income and cash collections. Both factors impacting the increase in cash provided by operating activities are in large part due to growth in our sales to customers and were partially offset by increases in core operating expenses.

In evaluating our liquidity internally, we focus on free cash flows, which we consider to be a relevant measure of our progress. We define free cash flows, a non-GAAP financial measure, as net cash provided by operating activities less capital expenditures. See “Non-GAAP Financial Measures” for additional information.
Our free cash flows in the third quarter and first nine months of 2013 and 2012 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$637	$436	$1,848	$1,404
Capital expenditures	(94)	(75)	(247)	(153)
Free cash flows	$543	$361	$1,601	$1,251
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is primarily attributable to the sales or maturities of fixed income securities.
Net cash used in investing activities during the third quarter and first nine months of 2013 decreased compared to the prior period. The most significant factor driving this decrease related to business combinations, net of cash acquired. In the first nine months of 2013, we paid $184, and in third quarter and first nine months of 2012, we paid $1,242 and $1,344, respectively, for business acquisitions. We had no business acquisitions in the third quarter of 2013. The decrease in cash used in investing activities was slightly offset by an increase in capital expenditures primarily due to the renovation of our expanded Palo Alto, California campus. The renovation will be a multi-year project with capital investment extending into future periods. Net cash flows will also be impacted by the timing of purchases, sales and maturities of our available-for-sale securities.
In the third quarter and first nine months of 2013, we received proceeds of $6 and $37, respectively, from dispositions of certain lines of business in relation to our realignment plan.
Financing Activities
Net cash used in financing activities during the third quarter of 2013 decreased compared to the prior period. The largest factor attributing to the decrease in net cash used in financing activities for the third quarter of 2013 compared to the same period in the prior year was a reduction in cash used for stock repurchases. During the third quarter of 2013, cash used to repurchase and retire shares was $90 compared to $129 for the same period in the prior year.
Cash used in financing activities during the first nine months of 2013 compared to the same period in the prior year increased primarily as a result of stock repurchases of $392 and a decrease in proceeds from the issuance of common stock of $29. Additionally, the increase in cash used in financing activities was also impacted by a decrease of excess tax benefits from stock-based compensation of $51.
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
Note Payable to EMC
As of September 30, 2013, $450 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears. The note matures in April 2015. The interest rate continues to reset quarterly and bears an interest rate of the 90-day LIBOR plus 55 basis points.
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

•
Other operating expenses. Other expenses excluded are amortization and capitalization of software development costs, employer payroll taxes on employee stock transactions and other acquisition and other-related items. Capitalized software development costs encompass capitalization of development costs and the subsequent amortization of the capitalized costs over the useful life of the product. Amortization and capitalization of software development costs can vary significantly depending upon the timing of products reaching technological feasibility and being made generally available. We did not capitalize software development costs related to product offerings in the third quarter and first nine months of 2013 or fiscal year 2012 given our current go-to-market strategy. In future periods, we expect our amortization expense from previously capitalized software development costs to steadily decline as previously capitalized software development costs become fully amortized. The amount of employer payroll taxes on stock-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. Acquisition and other-related items include direct costs of acquisitions and dispositions, such as transaction and advisory fees, which vary significantly and are unique to each transaction. Additionally, we do not acquire or dispose of businesses on a predictable cycle.

Revenues Excluding Pivotal and 2013 Dispositions
The following table sets forth our revenues for the third quarter and first nine months of 2013 and 2012 less (a) the revenues attributable to the products and services contributed by us to Pivotal on April 1, 2013 and (b) revenues attributable to all lines of businesses which were disposed of in 2013. All periods have been adjusted to exclude related revenues. We believe that this information is useful to investors for understanding revenue trends in our ongoing business.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
License revenues as reported	$564	$491	15%	$1,583	$1,490	6%
Pivotal	—	(5)		(3)	(18)
All dispositions	(2)	(7)		(16)	(22)
License revenues as reported, excluding Pivotal and all dispositions	$562	$479	17%	$1,564	$1,450	8%

Services revenues as reported	$725	$643	13%	$2,141	$1,822	18%
Pivotal	—	(25)		(19)	(63)
All dispositions	(2)	(13)		(17)	(36)
Services revenues as reported, excluding Pivotal and all dispositions	$723	$605	20%	$2,105	$1,723	22%

Total revenues as reported	$1,289	$1,134	14%	$3,724	$3,312	12%
Pivotal	—	(30)		(22)	(81)
All dispositions	(4)	(20)		(33)	(58)
Total revenues as reported, excluding Pivotal and all dispositions	$1,285	$1,084	19%	$3,669	$3,173	16%
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

See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three and nine months ended September 30, 2013 and 2012.
See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the three and nine months ended September 30, 2013 and 2012.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: achieving future business growth by building long-term relationships with our customers through the adoption of enterprise license agreements; macroeconomic conditions; future product offerings and product functionality; continued investment in certain product areas; sources of revenues; developing new product capabilities; increasing our transactional business; future acquisitions; long-term revenue growth and funding strategic initiatives through long-term revenue growth; our reliance on relationships with third party providers; future competition; the competitive landscape; maintaining our industry leadership position; the impact on operating expense, costs associated with, and the timetable for streamlining our operations and implementing and completing our realignment plan; the impact of our realignment plan on our financial results; expenditures to build out our corporate headquarters; geographic expansion and adding additional channel partners; the recognition of unearned revenue; our relationship with EMC, EMC’s percentage ownership of our shares, and impact on taxes; increasing employee headcount and impact on operating expense; residual impact of the partial U.S. federal government shutdown in October 2013; our revenue outlook and product mix; customer and partner demand for our products and services; synergies from our acquisitions and associated accounting for goodwill; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; our ability to generate positive cash flows from operations; continuation of our stock repurchase program; our effective tax rate and the effects of potential developments in non-U.S. tax jurisdictions; reinvesting our overseas earnings in our foreign operations and not needing to repatriate them to the U.S.; the timing, amount of and amortization of capitalized software development costs; the lack of a material adverse effect on us due to the resolution of pending claims, legal proceedings and investigations; and costs associated with foreign currency and interest rate fluctuations.
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
There were no material changes to our market risk exposures in the nine months ended September 30, 2013. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2012 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
One of VMware’s core strategies is to deliver the software-defined data center. In 2010, we introduced the first of our vCenter and vCloud products, which we combined in 2011 with our vShield security product line to create our new Cloud Infrastructure and Management (“CIM”) Suite offering. In 2012, we delivered the vCloud Suite, which delivers a comprehensive suite for cloud computing in a single SKU with simplified licensing.
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
Our recently launched vCloud Hybrid Service offering relies upon a number of third party providers for data center space, equipment, maintenance and other colocation services, and the loss of, or problems with, one or more of these providers may impede the growth of our vCloud Hybrid Service offerings, adversely impact our plans to expand the service and damage our reputation.
We recently launched our vCloud Hybrid Service cloud service offerings in 2013 in the United States and announced plans to expand the services globally. Our vCloud Hybrid Service offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services. While we have entered into various agreements for the lease of data center space, equipment maintenance and other services, the third party could fail to live up to the contractual obligations under those agreements. For example, a data center landlord may fail to adequately maintain its facilities or provide an appropriate data center infrastructure for which it is responsible. If that were to happen, our ability to deliver services at levels acceptable to our customers and at levels that we have agreed to could be impaired. Additionally, if the third parties that we rely on do fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in our company, and our ability to maintain and expand our vCloud Hybrid Service offerings would be negatively impaired.
Ongoing uncertainty regarding global economic conditions and the stability of regional financial markets may reduce information technology spending below current expectations and therefore adversely impact our revenues, impede end-user adoption of new products and product upgrades, and adversely impact our competitive position.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, reducing the level of our non-ELA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products. The ongoing sovereign debt crisis in Europe threatens to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have also made, or announced plans to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector. The residual impact of the October 2013 shutdown of the U.S. federal government may also have a negative impact on demand for our products and revenue during the fourth quarter of 2013.

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
The virtualization, cloud computing, and end-user computing markets are inter-related and rapidly evolving. We experienced increased competition during 2012 and expect it to remain intense in 2013. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products and is expected to release updated versions of its Hyper V virtualization product. In September 2012, Microsoft began shipping Windows Server 2012, which includes a more advanced version of its Hyper-V virtualization product which continues its push into the virtualization market, and its System Center 2012 bundle of management products targeted at legacy and virtual environments. Microsoft also has cloud-based computing offerings and recently announced IaaS-like capabilities for Windows Azure. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Red Hat has released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, our hybrid cloud computing offering in which enterprises pool internal and external IT resources running on a common vSphere infrastructure competes with low-cost public cloud infrastructure offerings such as Amazon EC2 and Google Compute Engine. Enterprises and service providers have also shown significant interest in building their own clouds based on open source projects such as OpenStack.
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
Some of our competitors have made acquisitions and entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. In 2012, Citrix Systems continued to invest in desktop virtualization marketing by continuing its close collaboration with Microsoft and acquired smaller players like Zenprise and Virtual Computer. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, in 2011, Oracle brought to market integrated hardware and software solutions that utilized technologies from its 2010 acquisition of Sun Microsystems, and Microsoft and Hewlett-Packard continued their collaboration based on Microsoft’s cloud computing and virtualization platforms. In 2011, Citrix announced its acquisition of Cloud.com, which offers an IaaS cloud services solution, and Red Hat continued to invest in the Open Virtualization Alliance (“OVA”) to bolster KVM as a direct competitor to VMware vSphere. In 2012, Dell acquired Wyse Technologies to bolster its ability to serve the “cloud client” market and Quest to enhance its management and automation solutions. Software-defined networking is a new frontier, and many companies are active in this space. For example, in 2013, Cisco acquired Insieme, and Juniper acquired Contrail Systems in late 2012. In June 2013, Oracle and Microsoft entered into a partnership pursuant to which Oracle now supports the use of Oracle products in Microsoft Hyper-V deployments as well as Windows Azure. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues, which could materially and adversely impact our financial condition and results of operations.
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
Developing our products is expensive. Our investment in research and development may not result in marketable products or may result in products that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were over 20% of our total revenues in the first nine months of 2013 and in the fiscal year 2012. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, economic conditions, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product offerings and delay product sales. Economic downturns and uncertainty can also cause customers to add layers to their internal purchase approval processes, adding further time to a sales cycle. These factors can have a particular impact on the timing and length of our ELA sales cycles and our overall sales during any particular fiscal period may have greater variability as a greater portion of our sales is made utilizing ELAs.
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

•
increasing complexity of our product offerings as we introduce product suites such as our vCloud Suite, which can significantly increase the development time and effort necessary to achieve the interoperability of product suite components while maintaining product quality;

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
Revenues from customers outside the United States comprised approximately 52.4% of our total revenues in the first nine months ended September 30, 2013 and 51.6% in 2012. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products. Certain system vendors now offer competing virtualization products preinstalled on their server products. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products. Accordingly, our channel partners may choose not to offer our products exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for 10% or more of revenues during the first nine months of 2013. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a materially negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Three of our distributors each accounted for 10% or more of revenues during the first nine months of 2013. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 42.0% of our total accounts receivable as of September 30, 2013 was from our three largest distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. Although we have received inquiries regarding open source license compliance for software used in our products, no formal legal proceedings that would have a material impact on our results of operations or financial condition have been filed. However, there can be no assurance that actions will not be taken in the future. If our defenses were not successful, we could be subject to significant damages. We could also be enjoined from the distribution of our products that contained the open source software or be required to modify our products in order to comply with the conditions of the open source license(s) in question, either or both of which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.
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
Additionally there can be no assurance that we will be able to manage the integration of acquired businesses effectively or be able to retain and motivate key personnel from these businesses. We may also face difficulties due to the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners. Other risks related to acquisitions include the assumption of the liabilities of the acquired business, including acquired litigation-related liabilities, and potential litigation arising from a proposed or completed acquisition.
If our acquisitions do not meet our expectations, or if our strategic focus subsequently changes, we may choose to abandon certain acquired product lines and divest from acquired businesses. For example, in January 2013, we announced a plan to streamline our operations that included a planned exit of certain lines of business, including SlideRocket and Shavlik, and in July 2013 we announced our divestiture of Zimbra. It is generally difficult for an acquirer to completely recover the cost of an acquisition which is subsequently divested. Accordingly, divestitures of acquired businesses and products may result in us taking charges for impairment of assets and goodwill, and result in cash expenditures in connection with headcount reductions.
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
As of September 30, 2013, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.7% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
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
Although we have entered into a tax sharing agreement with EMC under which our tax liabilities effectively will be determined as if we were not part of any consolidated, combined or unitary tax group of EMC Corporation or its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups.
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation or certain of its subsidiaries for state and local income tax purposes. Pursuant to our tax sharing agreement with EMC, we and EMC generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in EMC’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return.
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
The financial information covering the periods included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. Accordingly, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. In the three and nine months ended September 30, 2013, we recognized revenues of $54 million and $177 million, respectively and as of September 30, 2013, $201 million of revenues were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2012 and September 30, 2013, the closing trading price of our Class A common stock was very volatile, ranging between $65.53 and $114.62 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.
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
The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.
Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
Provisions in our certificate of incorporation and bylaws will have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•
the division of our board of directors into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at any annual meeting;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended September 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)(3)(4)
July 1 – July 31, 2013	863,735	$68.46	863,735	$107,024,874
August 1 – August 31, 2013	106,300	83.97	106,300	798,098,654
September 1 – September 30, 2013	258,452	86.58	258,452	775,722,925
	1,228,487	73.61	1,228,487	775,722,925

(1)
Includes no shares repurchased by EMC in open market transactions. In 2010, EMC announced a stock purchase program of VMware’s Class A common stock to maintain its approximate level of ownership in VMware over the long term. Inclusion of EMC’s purchases in the above table does not indicate that EMC is deemed to be an “affiliated purchaser” with respect to the VMware stock repurchase program discussed in the following footnote. Shares purchased by EMC remain issued and outstanding.

(2)
In November 2012, VMware’s Board of Directors authorized the repurchase of up to $250 million of VMware’s Class A common stock through the end of 2014. In August 2013, VMware’s Board of Directors authorized the repurchase of up to an additional $700 million of VMware’s Class A common stock through the end of 2015. VMware’s Class A common stock has been, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

(4)	Amounts do not include potential purchases by EMC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.20+	Executive Bonus Program, as amended and restated August 14, 2013	X
10.25+	Form of Performance Stock Unit Agreement, as amended August 14, 2013	X
10.26+	Non-Qualified Deferred Compensation Plan, effective as of January 1, 2014	X
10.27+	Non-Qualified Deferred Compensation Plan Adoption Agreement, effective as of January 1, 2014	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	November 7, 2013	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.20+	Executive Bonus Program, as amended and restated August 14, 2013	X
10.25+	Form of Performance Stock Unit Agreement, as amended August 14, 2013	X
10.26+	Non-Qualified Deferred Compensation Plan, effective as of January 1, 2014	X
10.27+	Non-Qualified Deferred Compensation Plan Adoption Agreement, effective as of January 1, 2014	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement