Form 10-K
period 2013-12-31
VMWARE, INC.
filed 2014-02-25
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
_____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
_______________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 28, 2013, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 28, 2013) was approximately $5,373,015,482. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of June 28, 2013 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 13, 2014, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 430,781,422 of which 130,781,422 shares were Class A common stock and 300,000,000 were Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2014. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

VMware, VMworld, vSphere, vCloud, vCenter, VMware View, vCloud Suite, Horizon Suite, VMware NSX, vSAN, vCloud Hybrid Service, Horizon DaaS, vShield, vSphere Replication, vCenter Operations Management, vCloud Automation Center, vSphere Enterprise Plus, vCloud Director, vCloud Connector, vCloud Networking and Security, vCenter Site Recovery Manager, vCloud Automation Center, Horizon Mirage, VMware Fusion, vMotion, Dynamic Ops, Nicira, Wanova and Virsto are registered trademarks or trademarks of VMware, Inc. in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: achieving future business growth by building long-term relationships with our customers through the adoption of enterprise license agreements; future performance of network virtualization product offerings; long-term revenue growth and funding strategic initiatives through long-term revenue growth; maintaining our industry leadership position; benefits of our products and services to customers; the expected availability of services through the VMware vCHS Business Ventures program; synergies across product areas; the impact of our realignment plan on our financial results; expenditures to build out our corporate headquarters; the recognition of unearned revenue; our relationship with EMC Corporation (“EMC”): EMC’s percentage ownership of our shares, and its impact on taxes; increasing employee headcount and impact on operating expense; customer and partner demand for our products and services; synergies from our acquisitions and associated accounting for goodwill; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; our ability to generate positive cash flows from operations; continuation of our stock repurchase program; our effective tax rate, the effects of potential developments in U.S. and non-U.S. tax jurisdictions; the amount of any unrecognized tax benefit ; anticipation that we will not declare and cash dividends; reinvesting our overseas earnings in our foreign operations and not needing to repatriate them to the U.S.; adequacy of our current facilities and the availability of additional or substitute space for future expansion; the lack of a material adverse effect on us due to the resolution of pending claims, legal proceedings and investigations; and costs associated with foreign currency and interest rate fluctuations.
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
Overview
VMware, Inc. is the leader in virtualization infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume information technology (“IT”) resources. We develop and market our product and service offerings within three main product groups, and we also seek to leverage synergies across these three product areas.

•	SDDC or Software-Defined Data Center

•	End-User Computing

•	Hybrid Cloud Computing
We pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. The benefits to our customers include lower IT costs and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. Our broad and proven suite of virtualization technologies are designed to establish secure and reliable IT environments and address a range of complex IT challenges that include cost reduction, operational inefficiencies, access to cloud computing capacity, business continuity and corporate end-user computing device management. Our solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed. Once created, these internal computing infrastructures, or “clouds,” can be dynamically extended by our customers to the public cloud environment. When linked, this results in a “hybrid” computing cloud of highly available internal and external computing resources that organizations can access on demand. Our customers' deployments range in size from a single virtualized server for small businesses to thousands of virtual machines for our Fortune 1000 enterprise customers.
VMware was the first company to articulate a vision for the software-defined data center (“SDDC”), where increasingly infrastructure is virtualized and delivered as a service, enabling control of the data center to be entirely automated by software. Traditional data centers are loose collections of technology silos where each application type has its own vertical stack consisting of a CPU and operating system, storage pool, networking and security, and management systems. Over time, costs to maintain the data center infrastructure are increasing because the data center environment has become divergent, leading to higher complexity. The increased complexity of the data center demands constantly increasing resources to manage and maintain the IT infrastructure. The SDDC is designed to transform the data center into an on-demand service that addresses application requirements by abstracting, pooling and automating the services that are required from the underlying hardware. SDDC promises to dramatically simplify data center operations and lower costs. The VMware vCloud Suite, which is our first integrated solution toward realizing the SDDC vision, is based upon our VMware vSphere virtualization platform, was initially introduced in late 2012. The VMware vCloud Suite addresses virtualization of not only CPU and memory but also networks and associated security services. In addition, the vCloud Suite delivers a new approach to management, leveraging policy-based automation. VMware vCloud Suite is engineered for hybrid cloud computing so that it federates with other pools of infrastructure.
We believe that our solutions enable organizations to realize significant operational and cost efficiencies as they transition their underlying legacy IT infrastructure. We work closely with more than 1,200 technology partners, including leading server, microprocessor, storage, networking, software and security vendors. We have shared the economic opportunities surrounding virtualization with our partners by facilitating solution development through open application programming interface (“APIs”) formats and protocols and providing access to our source code and technology. The endorsement and support of our partners further enhances the awareness, reputation and adoption of our virtualization solutions.
We have developed a multi-channel distribution model to expand our presence and reach various segments of the market. We derive the majority of our revenues from our indirect sales channel, which includes distributors, resellers, system vendors and systems integrators. We believe that our partners benefit greatly from the sale of our solutions through additional services, software and hardware sales opportunities. We have trained a large number of partners and end users to deploy and leverage our solutions.
We incorporated in Delaware in 1998, were acquired by EMC in 2004 and conducted our initial public offering of our Class A common stock in August 2007. EMC holds approximately 79.7% of our outstanding common stock, including 43 million shares of our Class A common stock as of December 31, 2013, and all of our Class B common stock, and we are considered a “controlled company” under the rules of the New York Stock Exchange. Total revenues in 2013 increased 13% to $5,207 million. This included license revenues of $2,270 million and services revenues of $2,937 million. In the years ended December 31, 2013, 2012 and 2011, our license revenues came primarily from sales of our SDDC product solutions. Of our total services revenues in 2013, 87% comprised software maintenance revenues and the remaining 13% was comprised of professional services revenues, including training. Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California, and we have approximately 97 offices worldwide.
Products and Technology
Software-Defined-Data-Center
VMware’s SDDC architecture consists of four main product categories:

•	Compute

•	Storage and Availability

•	Network and Security

•	Management and Automation
Compute
VMware vSphere is our flagship data center platform and provides the fundamental compute layer for VMware environments. A “hypervisor” is a layer of software that resides between the operating system and system hardware to enable compute virtualization. Users deploy the VMware vSphere hypervisor when they purchase VMware vSphere or suite versions that include vSphere, such as vCloud suites.
Storage and Availability
VMware provides many storage and availability products to offer cost-effective holistic data storage and protection options to all applications running on the vSphere platform. Key technologies in this area include:

•	vSAN – clusters server disks to create radically simple shared storage designed for virtual machines.

•	vSphere Replication – provides cost-efficient and simple way to manage replication.

•	vCenter Site Recovery Manager – leverages vSphere and vSphere Replication to protect applications against site failures and to streamline planned migrations.
Network and Security
Network virtualization abstracts physical networks and greatly simplifies the provisioning and consumption of networking resources. In addition, security services are built in, do not require purpose-built hardware, and can scale with the network. VMware’s key product in this area is VMware NSX, launched in the third quarter of 2013. While the market for network virtualization is in an early stage, we believe that network virtualization product offerings, including VMware NSX, have the potential to be as transformational for networks as server virtualization has been for computing.
Management and Automation
VMware’s management and automation products move beyond core infrastructure to manage and automate overarching IT processes involved in provisioning IT services and resources to users from initial infrastructure deployment to retirement. These IT processes manage virtualized and non-virtualized infrastructure resources, and private and public cloud infrastructures, including hybrid cloud services. Examples of products in the management and automation product portfolio include:

•	vCenter Operations Management – provides performance, capacity and configuration management for virtual or physical infrastructure.

•	vCloud Automation Center – enables customers to rapidly deploy and provision cloud services.

•	IT Business Management Suite – provides transparency and control over the costs and quality of IT services.
Our SDDC offerings are available separately or may be acquired in a single solution. The vCloud Suite, is an integrated solution for building and managing a complete cloud infrastructure optimized for use with the VMware vSphere platform. vCloud Suite is our first set of products designed to fulfill the promise of the software-defined data center by pooling industry-standard hardware and running compute, networking and management functions in the data center as software-defined services.
vCloud Suite offerings include combinations of the following components:

•	vSphere Enterprise Plus – VMware's virtualization platform enabling server virtualization with its most robust feature set designed for policy-based automation.

•	vCloud Director – enables self-service access to logical pools of compute, network and storage resources with policy-driven controls and service-level agreements.

•	vCloud Connector – extends management to the hybrid cloud.

•	vCloud Networking and Security – provides advanced networking and security for applications and the perimeter of virtual datacenters, end-user computing and cloud environments.

•	VMware vCenter Site Recovery Manager – provides simplified, automated disaster recovery for virtualized environments.

•	vCenter Operations Management – provides performance, capacity and configuration management for virtual or physical infrastructure.

•	vCloud Automation Center – enables customers to rapidly deploy and provision cloud services in the vCloud Suite.
Hybrid Cloud Computing
VMware enables customers to utilize off-premises vSphere-based hybrid cloud computing capacity through three programs: our vCloud Hybrid Service, our VMware vCloud Service Provider Program and our vCHS Business Ventures.
Our vCloud Hybrid Service, built on the foundation of VMware’s vSphere, is an Infrastructure as a Service (IaaS) cloud operated by us, that provides customers with a common platform to seamlessly extend their data center to the cloud. vCloud Hybrid Service enables customers to extend the same skills, tools, networking and security models across both on-premises and off-premises environments.
Our VMware vCloud Service Provider Program, which is directed to hosting and cloud computing vendors, enables organizations to choose between running applications in virtual machines on their own “private clouds” inside their data center or on “public clouds” hosted by a service provider.
Our VMware vCHS Business Ventures is a program primarily developed to expand vCHS globally, by partnering and co-investing with large in-country telecommunication providers in order to enable a user experience consistent with VMware’s owned and operated vCloud Hybrid Service. Services through the VMware vCHS Business Ventures program are expected to become available to users in 2014.
VMware End-User Computing (“EUC”)
VMware's End-User Computing strategy enables IT organizations to deliver secure access to data, applications and devices to end-users - thus allowing them to work in an increasingly mobile-cloud era. VMware’s End-User Computing solutions are designed to provide corporate end-users with choice and on-demand access to their applications, content and data - while allowing corporate IT appropriate control over the computing environment with high-quality service, improved availability and scalable performance - either on-premise or in hybrid clouds. VMware’s End-User Computing solutions include:
Desktop Solutions

•	Horizon View, a virtual desktop infrastructure solution that increases control of desktops, applications, and data by delivering and managing them as centralized services.

•	Horizon Mirage, stores full desktop images and periodic endpoint snapshots enabling IT to recover partial or full desktops when needed.

•	Horizon DaaS (Desktop-as-a-Service) Platform for Service Providers, a platform for cloud delivery of Windows desktops and applications to individual users.

•	Fusion and Workstation, a set of personal desktop virtualization solutions for Macintosh and Windows.
Mobile Solutions
In the first quarter of 2014, VMware acquired AirWatch, which offers an industry-leading enterprise mobile management and security suite that includes solutions for Bring Your Own Device (“BYOD”) programs; device containerization that separates corporate and personal data and applications on devices; secure email, data and web browsing; as well Mobile Device Management (“MDM”), Mobile Application Management (“MAM”) and Mobile Content Management (“MCM”) solutions.
Social Computing and other Workspace Services
VMware’s EUC portfolio also includes Socialcast, an enterprise social platform, as well as App Manager, a single sign-on identity service, to deliver applications, desktops and data in a single portal of entry, called Workspace.
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
We have more than 1,200 technology partners with whom we bring joint offerings to the marketplace and over 11,500 Service Provider partners. We classify our partners as follows:

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

•
Independent Software Vendors (“ISVs”). We partner with leading systems management, infrastructure software and application software vendors - including healthcare, telecom, finance and retail market leaders – to deliver value-added products that integrate with our VMware products.

•
VMware Service Providers. We have established partnerships with over 11,500 service providers including AT&T, Bluelock, Colt, CSC, Dell, Fujitsu, Hitachi, Optus, OVH, Rackspace, Sing Tel, Softbank and T-Systems to enable them to host and deliver enterprise-class hybrid clouds as a way for enterprises to extend their datacenters to external clouds, while preserving security, compliance and quality of service.

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
Our ISVs and other alliance partners, developers and additional VMware community members have distributed more than 1,600 software applications as virtual appliances. We invest significant capital in testing and certification of infrastructure to rigorously ensure our software works well with major hardware and software products. We have certified more than 10,000 servers, storage, I/O and thin-client devices that are VMware Ready. We have successfully tested approximately 600 operating system versions for use with our solutions. We believe that the scale and scope of this effort is a significant competitive advantage.
Pivotal Software, Inc. (“Pivotal”)
In April 2013, VMware and EMC each contributed technology, people and programs to form a new venture, Pivotal Inc., a provider of application and data infrastructure software, agile development services, and data science consulting. Pivotal is led by Paul Maritz, VMware's former Chief Executive Officer, and now includes most employees and resources from EMC's former Greenplum and Pivotal Labs organizations and VMware's former vFabric (including Spring and Gemfire), Cloud Foundry and Cetas organizations.
As of December 31, 2013, we maintained an approximately 28% ownership interest in Pivotal. We also act as the selling agent of the products and services we contributed to Pivotal and provide Pivotal various transition services.
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
Our R&D expenses totaled $1,082 million, $999 million, and $775 million in 2013, 2012 and 2011, respectively. No R&D costs were capitalized in 2013 and 2012. We capitalized $86 million of R&D costs, including stock based compensation costs, that were in addition to our R&D expenses in 2011.

Sales and Marketing
We derive the majority of our sales from our indirect sales channel, which includes distributors, resellers, system vendors and systems integrators. The remainder of our sales is primarily derived from our direct sales force.
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
We primarily sell our software under perpetual licenses, and our sales contracts require end-user customers to purchase maintenance. Maintenance periods typically range from one to five years. Software maintenance and renewals are sold both directly to end-user customers and via our network of channel partners. The majority of professional services are sold via our channel, with some professional services sold directly. End users can obtain licenses to our products through individual discrete purchases to meet their immediate needs or through the adoption of enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings that provide for multi-year maintenance and support at discounted prices. ELAs enable us to build long-term relationships with our customers as they commit to VMware's virtual infrastructure solutions in their data centers. Our sales cycle with end-user customers ranges from less than 90 days to over a year depending on several factors, including the size and complexity of the customer's infrastructure.
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
We raise awareness of our company and brands, market our products and generate sales leads through VMware and industry events, public relations efforts, marketing materials, advertising, direct marketing, social media initiatives, free downloads and our website. We have invested in multiple online communities that enable customers and partners to share and discuss sales and development resources, best practices implementation, and industry trends among other topics. Our annual user conference, VMworld, which is held in both the U.S. and Europe, has grown in attendance each year. We also offer management presentations, seminars, and webinars on our products of virtualization and cloud computing. We believe the combination of these activities strengthens our brand and enhances our leading market position in our industry.
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
During 2013, three distributors, who purchased software licenses and software support from us for resale to end-user customers directly or via resellers, each accounted for over 10% of our worldwide revenues. Arrow Electronics, Inc., Tech Data Corporation and Ingram Micro, Inc. accounted for 15%, 12% and 11%, respectively, of our worldwide revenues in 2013. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days' prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement.
Competition
The cloud computing, end-user computing and virtualization markets are inter-related and rapidly evolving. We experienced increased competition during 2013 and expect it to significantly intensify in the future. We compete with large and small vendors in different segments of the cloud computing, end-user computing and virtualization markets, and expect that new entrants will continue to enter the market and develop technologies that, if commercialized, may compete with our products and services.
We believe the key competitive factors in the cloud computing, end-user computing and virtualization markets include:

•	the level of reliability, interoperability and new functionality of product and service offerings;

•	the ability to provide comprehensive solutions, including management capabilities;

•	the ability to offer products that support multiple hardware platforms, operating systems, applications and application development frameworks;

•	the ability to deliver an intuitive end-user experience for accessing data, applications and services from a wide variety of end-user devices;

•	delivery of next-generation end-user computing capabilities that integrate with and work alongside existing, legacy capabilities;

•	the ability to drive down the marginal cost of operations and management for both new and existing assets;

•	a proven track record of formulating and delivering a roadmap of compelling software and service capabilities that align with industry trends;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	the ability to attract and maintain a large number of application developers for a given cloud ecosystem;

•	the ability to create and maintain partnering opportunities with hardware vendors, software vendors and cloud service providers;

•	the ability to support newly emerging large-scale application development and deployment approaches;

•	the ability to deploy operational cloud solutions for customers in a timely manner and provide robust technical support;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.
Our vSphere-based data center virtualization product offerings, which have evolved into our SDDC product suites, remain central to our business strategy. Microsoft continues to be a primary competitor for data center virtualization solutions. Additionally, we compete with Citrix and its collaborations with Microsoft for end-user computing solutions.
VMware’s management and automation product offerings that we market separately and as part of our vCloud suites provide customers alternatives to offerings from established IT management vendors, such as BMC, CA, HP and IBM, as well as many new entrants, which are trying to penetrate the nascent, higher growth cloud management markets.
During 2013, we expanded our hybrid cloud computing offerings with the launch of our vCloud Hybrid Service. The cloud computing market is dynamic with both established and new technology companies vying for thought leadership and market share. With the launch of VMware vCloud Hybrid Service, we now directly compete with Infrastructure-as-a-Service offerings from Amazon, Microsoft, Google and emerging open source efforts. These cloud providers also present alternatives to VMware's on-premises data center footprint and compete against our hybrid cloud computing vision.
We also expect to compete with new entrants to the cloud computing, end-user computing and virtualization markets, which may include parties currently selling our products and our current technology partners. Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their cloud computing, end-user computing and virtualization products that are similar to features that presently differentiate our product offerings from theirs. Additionally, some of our competitors may make acquisitions or enter into partnerships or other strategic relationships with one another to offer more comprehensive solutions than those they individually had offered. Some competitors have in the past, and may in the future, take advantage of their existing relationships with our business partners to engage in business practices such as support, distribution and license restrictions that make our products less attractive to our channel partners and end users.
Additionally, information technology companies are also increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions that can offer alternatives to our cloud computing, end-user computing and virtualization platform. In addition, competitors who have existing relationships with our current or prospective end users could integrate competitive capabilities into their existing products and make them available without additional charge. Many of our current and potential competitors have longer operating histories, greater name recognition, a larger customer base and significantly greater financial, technical, sales and marketing and other resources than we do. Overall however, we believe our market position, large virtualization customer base, strong network of partners and indirect sales, broad and innovative solutions suite, and platform-agnostic approach position us to compete effectively.
Intellectual Property
As of December 31, 2013, approximately 400 patents issued by the United States Patent and Trademark Office have been granted or assigned to us. We also have been granted or assigned patents from other countries. These patents cover various aspects of our server virtualization and other technologies. The granted United States patents will expire beginning in 2018, with the last patent expiring in 2032. We also have numerous pending United States provisional and non-provisional patent applications, and numerous pending foreign and international patent applications, that cover other aspects of our virtualization and other technologies.
We have federal trademark registrations in the United States for “VMWARE,” “VMWORLD,” “VMWARE FUSION,” “VSPHERE,” “VMWARE VCLOUD,” “VMWARE VIEW,” “VMOTION” and numerous other trademarks. We have also registered trademarks in a number of foreign countries.
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
Employees
As of December 31, 2013, we had approximately 14,300 employees in offices worldwide, less than 5% of which were contracted through EMC. None of our employees are represented by labor unions, and we consider current employee relations to be good.
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
Our products and services are based on computer virtualization and related technologies that have primarily been used for virtualizing on-premises data centers. As the market for data center virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the foundation for cloud-based computing, management and automation of the delivery of IT resources, end-user computing and Infrastructure as a service (“IaaS”) offerings including hybrid cloud services. Our success depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtualization-based infrastructure and management solutions for cloud computing, hybrid cloud services and end-user computing. As the market for our data center virtualization products mature and the scale of our business increases, it may be difficult to maintain previous rates of growth in our product sales. In addition, to the extent that our newer cloud computing infrastructure management and automation, or software-defined data center (“SDDC”), solutions, end-user computing, and hybrid cloud solutions are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
The large majority of our revenues have come from our data center virtualization products including our flagship VMware vSphere product line. Decreases in demand for our data center virtualization products could adversely affect our results of operations and financial condition.
The large majority of our revenues have come from our data center virtualization products. Although we continue to develop other applications for our virtualization technology such as our end-user computing products and hybrid cloud services and expand our offerings into related areas, we expect that our data center virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

•	improved products or product versions being offered by competitors in our markets;

•	competitive pricing pressures;

•
failure to timely execute and implement our product strategy, which could lead to quality issues, integration issues with ecosystem partners, and difficulties in creating and marketing suites of interoperable solutions;

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
We also continue to expand and enhance our end-user computing offerings, such as VMware View and Horizon Suite, a solution that provides end users with a single place to get access to their applications, data and desktops and gives IT a single management console to manage entitlements, policies and security. In 2012, we acquired Wanova, a leading provider of intelligent desktop solutions that centralize and simplify the management of physical desktop images while enabling users to take advantage of the native performance of a PC. In 2013, we acquired Desktone, a leader in the Desktop-as-a-Service space. In the first quarter of 2014, we acquired AirWatch, a leader in enterprise mobile management.
In the second quarter of 2013, we introduced our hybrid cloud service called vCloud Hybrid Service. vCloud Hybrid Service is designed to deliver a public cloud as a service offering that is interoperable with our customers’ existing VMware virtualized infrastructure, enabling customers to extend the same skills, tools, networking and security models across both on-premise and off-premise environments. We are currently making significant investments in developing and introducing new technologies and product offerings related to our SDDC, vCloud Hybrid Service and end user and mobile computing initiatives.
The expansion of our offerings to deliver the SDDC, address IT management and automation, and enhance our end-user computing capabilities and our hybrid cloud offerings subjects us to additional risks, such as the following:

•
These initiatives may present new and difficult technological challenges. Significant investments will be required to acquire and develop solutions to those challenges. Customers may choose not to adopt our new product or service offerings and we may be unable to recoup or realize a reasonable return on our investments.

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

•
We will need to develop and implement appropriate go-to-market strategies and train our sales force in order to effectively market offerings in product categories in which we may have less experience than our competitors. Accordingly, end users could choose competing products and services over ours, even if such offerings are less advanced than ours.

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

•
The success of vCloud Hybrid Service will be dependent on the final global implementation of the offering and building successful go-to-market strategies. We will need to build sales expertise and infrastructure to support the new offering. This hybrid cloud offering involves significant risk and may not be accepted by customers. Further, this offering may lead our team to reduce the time spent on selling our existing product portfolio, which could have a material negative impact on revenues.

•
Our new products and services may compete with offerings from companies who are members of our developer and technology partner ecosystem. Consequently, we may find it more difficult to continue to work together productively on other projects, and the advantages we derive from our ecosystem could diminish.

•
The cloud computing and virtualized end-user computing industries are in early stages of development. Other companies seeking to enter and develop competing standards for the cloud computing market, such as Microsoft, IBM, Oracle, Google, Amazon and Cisco, and the end-user computing market, such as Citrix and Microsoft, have introduced or are likely to introduce their own initiatives that may compete with or not be compatible with our cloud and end-user computing initiatives which could limit the degree to which other vendors develop products and services around our offerings and end users adopt our platforms.

•
Emerging IT sectors, such as those within IaaS, are frequently subject to a “first mover” effect pursuant to which certain product and service offerings can rapidly capture a significant portion of market share and developer attention. Therefore, if competitive product and service offerings in these sectors gain broad adoption before ours, it may be difficult for us to displace such offerings regardless of the comparative technical merit, efficacy or cost of our products and services.

•
Developing and launching new technologies in new markets, as we are doing with our VMware NSX virtual networking, vSAN virtual storage and vCloud Hybrid Service initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing markets. If these investments are not successful, our rate of growth may decline or reverse and our operating results will be negatively affected.

As our vSphere-related products continue to mature, our future revenue growth is increasingly dependent on revenue from our new product and technology offerings. Our newer initiatives may be less profitable than our established products, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these risks were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.
Our recently launched vCloud Hybrid Service offering relies upon a number of third-party providers for data center space, equipment, maintenance and other colocation services, and the loss of, or problems with, one or more of these providers may impede the growth of our vCloud Hybrid Service offerings, adversely impact our plans to expand the service and damage our reputation.
We recently launched our vCloud Hybrid Service cloud service offerings in 2013 in the United States and announced plans to expand the services globally. Our vCloud Hybrid Service offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services. While we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to the contractual obligations under those agreements. For example, a data center landlord may fail to adequately maintain its facilities or provide an appropriate data center infrastructure for which it is responsible. If that were to happen, our ability to deliver services at levels acceptable to our customers and at levels that we have committed to could be impaired. Additionally, if the third parties that we rely on do fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our vCloud Hybrid Service offerings would be negatively impaired.

Ongoing uncertainty regarding global economic conditions and the stability of regional financial markets may reduce information technology spending below current expectations and therefore adversely impact our revenues, impede end-user adoption of new products and services and product and service upgrades, and adversely impact our competitive position.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, reducing the level of our non-ELA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe or that region's failure to recover from recession would threaten to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
Regional economic uncertainty can also result in general and ongoing tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and significant volatility in the credit, equity and fixed income markets. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or unearned revenue or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize in a particular period.
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
The virtualization, cloud computing, end-user computing and software-defined data center industries are inter-related and rapidly evolving. We experienced increased competition during 2013 and expect it to remain intense in 2014. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products and is expected to release updated versions of its Hyper V virtualization product. In September 2012, Microsoft began shipping Windows Server 2012, which includes a more advanced version of its Hyper-V virtualization product which continues its push into the virtualization market, and its System Center 2012 bundle of management products targeted at legacy and virtual environments. Microsoft also has cloud-based computing offerings and recently announced IaaS-like capabilities for Windows Azure. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Red Hat has released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, our hybrid cloud computing offering, which allows enterprises to pool internal and external IT resources running on a common vSphere infrastructure competes with low-cost public cloud infrastructure offerings such as Amazon EC2 and Google Compute Engine. Enterprises and service providers have also shown significant interest in building their own clouds based on open source projects such as OpenStack.
Following our recent acquisition of Nicira and the resulting release of our NSX product, a number of competitors have announced software-defined networking offerings. Specifically, Cisco has announced plans to ship its Application Centric Infrastructure product in the coming year.
We believe that the key competitive factors in the virtualization and cloud computing markets include:

•	the level of reliability, security and new functionality of product offerings;

•	the ability to provide comprehensive and scalable solutions, including management and security capabilities;

•	the ability to offer products and services that support multiple hardware platforms, operating systems, applications and application development frameworks;

•	the ability to deliver an intuitive end-user experience for accessing data, applications and services from a wide variety of end-user devices;

•	the ability to effectively run traditional IT applications and emerging applications;

•	the proven track record of formulating and delivering a roadmap of virtualization and cloud computing capabilities;

•	the ability to attract and preserve a large installed base of customers;

•	pricing of products and services, individually and in bundles;

•	the ability to attract and preserve a large number of application developers to develop to a given cloud ecosystem;

•	the ability to create and maintain partnering opportunities with hardware vendors, infrastructure software vendors and cloud service providers;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.
Existing and future competitors may introduce products and services in the same markets we serve or intend to serve, and competing products and services may have better performance, lower prices, better functionality and broader acceptance than our products and services. Our competitors may also add features to their virtualization, end-user and cloud computing products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could also prevent our new products and services from gaining market acceptance, thereby harming our ability to increase, or causing us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Additionally, some of our competitors and potential competitors supply a wide variety of products and services to, and have well-established relationships with, our current and prospective end users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products and services less attractive to our end users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products and services. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and services and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and offers built-in virtualization in the client version of Windows. As a result, existing VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required. Competitors may also leverage open source technologies to offer zero or low cost products and services capable of putting pricing pressure on our own product offerings. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings. In addition, even if customers find our products and services to be technically superior, they may choose to employ a “multiple-vendor” strategy, where they purposely deploy multiple vendors in their environment in order to prevent any one vendor from gaining too much control over their IT operations.
We also face potential competition from our partners. For example, third parties currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors. If we are unable to compete effectively, our growth and our ability to sell products and services at profitable margins could be materially and adversely affected, which could materially and adversely impact our financial condition and results of operations.
Industry alliances or consolidation may result in increased competition.
Some of our competitors have made acquisitions and entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. Citrix Systems continues to invest in desktop virtualization marketing by continuing its close collaboration with Microsoft and has acquired smaller players like Zenprise, Virtual Computer and Framehawk. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, Oracle offers integrated hardware and software virtualization solutions, and Microsoft and Hewlett-Packard continued their collaboration based on Microsoft’s cloud computing and virtualization platforms. In addition, Citrix offers an IaaS cloud services solution, and Red Hat continued to invest in the Open Virtualization Alliance (“OVA”) to bolster KVM as a direct competitor to VMware vSphere. In 2012, Dell acquired Wyse Technologies to bolster its ability to serve the “cloud client” market and Quest to enhance its management and automation solutions. A number of competitors are active in the emerging software-defined networking space. For example, in 2013, Cisco acquired Insieme, and Juniper acquired Contrail Systems in late 2012. In June 2013, Oracle and Microsoft entered into a partnership pursuant to which Oracle now supports the use of Oracle products in Microsoft Hyper-V deployments as well as Windows Azure. We expect these trends to continue as companies attempt to strengthen or maintain their market positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues, which could materially and adversely impact our financial condition and results of operations.
We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.
The virtualization, cloud computing, end-user computing, and SDDC industries are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing is proving to be a disruptive technology that will alter the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to establish or sustain our thought leadership in the cloud computing and enterprise software fields, and our customers may not view our products and services as innovative and best-of-breed, which could result in a reduction in market share and our inability to command a pricing premium over competitor products and services. We may not be able to develop updated products and services that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products and services to work with these systems and devices. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the migration of servers to microprocessors with an increasing number of multiple cores also allows an end user with a given number of licensed copies of our software to multiply the number of virtualization machines run per server socket without having to purchase additional licenses from us. If we are unable to revise our solutions and offerings in response to new technological developments, our ability to retain or increase market share and revenues in the virtualization software market could be materially adversely affected.
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

•	the sale of our products and services in the time frames we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and services and enhancements that meet customer demand, certification requirements and technical requirements;

•	the introduction of new pricing and packaging models for our product offerings;

•	the timing of the announcement or release of upgrades or new products and services by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	renewal rates and the amounts of the renewals for ELAs as original ELA terms expire;

•	the timing and amount of software development costs that may be capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	the recoverability of benefits from goodwill and acquired intangible assets, and the potential impairment of these assets.
The failure by customers to renew large license agreement transactions on a satisfactory basis could materially adversely affect our business, financial condition, operating results and cash flow.
Our core customers are large enterprises with multi-year enterprise license agreements each of which involves substantial aggregate fee amounts. The failure to renew those transactions in the future, or to replace those enterprise license agreements with new transactions of similar scope, on terms that are commercially attractive to us could materially adversely affect our business, financial condition, operating results and cash flow.
Our current research and development efforts may not produce significant revenues for several years, if at all.
Developing our products and services is expensive. Our investment in research and development may not result in marketable products or services or may result in products and services that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were over 21% of our total revenues in 2013 and 2012. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
Our products and services are sold using ELAs and through our transactional business, and this strategy may not drive long-term sales and revenue growth.
We sell our products and services through two primary means, which we refer to as our ELA and our non-ELA, or transactional, sales.
ELAs are comprehensive long-term license agreements that provide for multi-year maintenance and support and constitute an increasing percentage of total overall sales. Currently, one-quarter to one-third of our overall sales are comprised of ELAs.

These are generally larger size transactions, typically driven by our direct sales force and are primarily attractive to our larger enterprise customers.
Transactional sales, in contrast, tend to be smaller in scope, shorter in duration with a standard one-year maintenance term, and are principally driven by our sales channel partners. Historically, they have represented two-thirds to three-quarters of our overall sales.
During 2013, we expanded the sales of product suites, such as our vCloud suite, that integrate advanced management and automation features with our vSphere cloud infrastructure platform and which are primarily sold through ELAs. We believe that ELAs help us grow our business by building long-term relationships with our enterprise customers.
Although our year-over-year growth rates for overall sales and ELA sales both increased in 2013 compared to 2012, the year-over-year growth rate for our transactional sales declined in 2013 compared to 2012. As we develop and add new product and service capabilities to our higher-end product offerings, and as our ELA volume continues to grow, we may not be successful in our strategy to increase the value of the products and services sold through the transactional business. Consequently, we may not be able to increase sales volumes in our transactional business or help attract new customers to our product ecosystem with our enhanced product features and capabilities.
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
The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products and services, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products and services offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product and service purchases are frequently subject to budget constraints, economic conditions, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product and service offerings and delay product and service sales. Economic downturns and uncertainty can also cause customers to add layers to their internal purchase approval processes, adding further time to a sales cycle. Additionally, as we sell more products and services to domestic and foreign governments, we may encounter lengthier sales cycles, complicated budgeting processes and complex procurement regulations. These factors can have a particular impact on the timing and length of our ELA sales cycles and our overall sales during any particular fiscal period may have greater variability as a greater portion of our sales is made utilizing ELAs.
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
Our success depends largely upon the continued services of our existing management. We are also substantially dependent on the continued service of our key development personnel for product and service innovation and timely development and delivery of upgrades and enhancements to our existing products and services. The market for expert software developers upon whom we rely has become increasingly competitive. We generally do not have employment or non-compete agreements with our existing management or development personnel, and, therefore, they could terminate their employment with us at any time without penalty and could pursue employment opportunities with any of our competitors. Changes to management and key employees can also lead to additional unplanned losses of key employees. The loss of key employees could seriously harm our ability to release new products and services on a timely basis and could significantly help our competitors.
Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth, and our compensation expenses may increase.
To execute on our strategy, we must continue to attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Research and development personnel are also aggressively recruited by startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product and service development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the value of our stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.
Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services and develop appropriate business and pricing models.
If we are unable to develop new products and services, integrate acquired products and services, enhance and improve our products and support services in a timely manner, or position or price our products and services to meet market demand, customers may not buy new software licenses from us, update to new versions of our software or renew product support. In addition, information technology standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products and services will allow us to compete effectively for business opportunities in emerging areas such as cloud computing.
New product and service development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	managing the length of the development cycle for new products and services and product and service enhancements, which has frequently been longer than we originally expected;

•
increasing complexity of our product offerings as we introduce product suites such as our vCloud Suite, which can significantly increase the development time and effort necessary to achieve the interoperability of product suite components while maintaining product quality;

•	managing customers’ transitions to new products and services, which can result in delays in their purchasing decisions;

•	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	entering into new or unproven markets with which we have limited experience;

•	reacting to trends and predicting which technologies will be successful and develop into industry standards;

•	tailoring our business and pricing models appropriately as we enter new markets and respond to competitive pressures and technological changes;

•	incorporating and integrating acquired products and technologies; and

•	developing or expanding efficient sales channels.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Unauthorized parties have attempted to penetrate our network security and our website. Such cyberattacks threaten to misappropriate our proprietary information and cause interruptions of our IT services. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as our vCloud Hybrid Service business expands and we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments.
We have also outsourced a number of our business functions to third party contractors, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. We also use third parties to provide colocation services (i.e. data center services) for our hybrid cloud offering. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors, partners and vendors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees, contractors, partners or vendors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

•	personally identifiable or confidential data of our customers, employees and business partners could be stolen or lost.
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
Our products and services are highly technical and may contain errors, defects or security vulnerabilities which could cause harm to our reputation and adversely affect our business.
Our products and services are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products or services may only be discovered after a product or service has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products or services after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products or services could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products or services. In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products and services that could be exploited by hackers or others. We may also inherit unknown security vulnerabilities when we integrate the products or services of companies that we acquire into existing and new VMware products or services.
Actual or perceived security vulnerabilities in our products or services could harm our reputation and lead some customers to return products or services, to reduce or delay future purchases or to use competitive products or services. End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Any security breaches could lead to interruptions, delays and data loss and protection concerns. By their nature, security breaches are often difficult to detect and the failure to detect a breach for an extended period of time could significantly increase the damage it could cause. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products and services made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld, and customers and channel partners may seek indemnification from us for their losses and those of their customers. Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products and services. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, financial condition and results of operations could be adversely impacted.
Operating in foreign countries subjects us to additional risks that may harm our ability to increase or maintain our international sales operations and investments.
Revenues from customers outside the United States comprised approximately 52.3%, 51.6% and 51.6% of our total revenues in the years ended 2013, 2012 and 2011, respectively. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	increased exposure to foreign currency exchange rate risk;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	difficulties in delivering support, training and documentation in certain foreign markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products and services in certain foreign markets;

•	economic or political instability and security concerns in countries that are important to our international sales and operations;

•	macroeconomic disruptions, such as monetary and credit crises, that can threaten the stability of local and regional financial institutions and decrease the value of our international investments;

•	the overlap of different tax structures or changes in international tax laws;

•	reduced protection for intellectual property rights, including reduced protection from software piracy, in some countries;

•	difficulties in transferring funds from certain countries; and

•	difficulties in maintaining appropriate controls relating to revenue recognition practices.
Additionally, as we continue to expand our business globally, we will need to maintain compliance with legal and regulatory requirements covering the foreign activities of U.S. corporations, such as export control requirements and the Foreign Corrupt Practices Act, as well as with local regulatory requirements in non-U.S. jurisdictions. These risks will increase as we expand our operations to locations with a higher incidence of corruption and fraudulent business practices. Our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. We expect a significant portion of our growth to occur in foreign countries, which can add to the difficulties in maintaining adequate management and compliance systems and internal controls over financial reporting, and increase challenges in managing an organization operating in various countries. In addition, potential fallout from recent disclosures related to the U.S. Internet and communications surveillance could also make foreign customers reluctant to purchase cloud computing products and services from U.S.-based companies and impair our growth rate in foreign markets.
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
We rely on distributors, resellers, system vendors and systems integrators to sell our products and services, and our failure to effectively develop, manage or prevent disruptions to our distribution channels and the processes and procedures that support them could cause a reduction in the number of end users of our products and services.
Our future success is highly dependent upon maintaining and increasing the number of our relationships with distributors, resellers, system vendors and systems integrators. Because we rely on distributors, resellers, system vendors and systems integrators, we may have little or no contact with the ultimate users of our products and services, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products and services, service ongoing customer requirements, estimate end-user demand and respond to evolving customer needs.
Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to expand and improve our processes and procedures that support our channel, including our investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. The time and expense required for sales and marketing organizations of our channel partners to become familiar with our product and service offerings, including our new product and service developments, may make it more difficult to introduce those products and services to end users and delay end-user adoption of our product and service offerings.
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products and services of our competitors or to prevent or reduce sales of our products and services. Certain system vendors now offer competing virtualization products preinstalled on their server products and services. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products and services. Accordingly, our channel partners may choose not to offer our products and services exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products and services, which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for 10% or more of revenues during 2013. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products or services under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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
Three of our distributors each accounted for 10% or more of revenues during 2013. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 45% of our total accounts receivable as of December 31, 2013 was from our three largest distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
We invoice and collect in certain non-U.S. Dollar denominated currencies, thereby conducting a portion of our revenue transactions in currencies other than the U.S. Dollar. Although this practice may alleviate credit risk from our distributors during periods when the U.S. Dollar strengthens, it shifts the risk of currency fluctuations to us and may negatively impact our revenues, anticipated cash flows and financial results due to fluctuations in foreign currency exchange rates, particularly the Euro, the British Pound, the Japanese Yen and the Australian Dollar relative to the U.S. Dollar. While variability in operating margin may be reduced due to invoicing in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our consolidated financial statements.
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
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. In the ordinary course of business, VMware also receives inquiries from and has discussions with government entities regarding the compliance of its contracting and sales practices with laws and regulations. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. While no formal legal proceedings that could have a material impact on our financial condition or results of operations have been commenced, there can be no assurance that actions will not be taken in the future. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, it is possible that our business, financial condition or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, demands or investigations.
Our business is subject to a variety of U.S. and international laws and regulations regarding data protection.
Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data. As Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. Other nations currently have data privacy laws that, in some respects, are more stringent than privacy standards in the United States. As we expand our operations in these countries, our liability exposure the complexity and cost of compliance with data and privacy requirements will likely increase. We collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our new product initiatives, including our vCloud Hybrid Service offering, we expect that our customers may increasingly use our services to store and process personal information and other user data. We post, on our websites, our privacy policies and practices concerning our treatment of personal data. We also often include privacy commitments in our contracts. Any failure by us to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
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
Since some of our products and services are web-based, our customers store their data on our servers and our vendors’ servers. This data may include personal data. It may also include protected health information (“PHI”) that is subject to the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA has been amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) with the result of increased civil penalties. As a result of HIPAA and the HITECH Act, business associates who have access to PHI provided by covered entities and other business associates are now directly subject to HIPAA. When our customers place PHI into our vCloud Hybrid Service, we are now required to comply with HIPAA’s data security requirements and may be liable for sanctions and penalties for failure to do so. Any systems failure or compromise of our security that results in the release of our customers’ data could (i) subject us to substantial damage claims from our customers, (ii) expose us to costly regulatory remediation, and (iii) harm our reputation and brand. We may also need to expend significant resources to protect against security breaches.
If we fail to comply with our customer contracts or government contracting regulations, our business could be adversely affected.
Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. In the ordinary course of business, VMware also receives inquiries from and has ongoing discussions with government entities regarding the compliance of its contracting and sales practices with laws and regulations. While no formal legal proceedings that could have a material impact on our financial condition or results of operations have been commenced, there can be no assurance that actions will not be commenced in the future. If our customer contracts are terminated, if we are suspended from government work or fines or other government sanctions are imposed, or if our ability to compete for new contracts is adversely affected, our business, operating results or financial condition could be adversely affected.
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
We provide access to our hypervisor and other selected source code to partners, which creates additional risk that our competitors could develop products that are similar to or better than ours.
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
We are, and may in the future be, subject to claims by others that we infringe or contribute to the infringement of their proprietary technology, which could force us to pay damages or prevent us from using certain technology in our products.
Companies in the software and technology industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. This risk may increase as the number of products and competitors in our market increases as computing, networking, storage, and software technologies increasingly converge. The threat of intellectual property infringement claims against us may increase in the future because of constant technological change in the segments in which we compete, extensive patent coverage of existing technologies and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. Additionally, there is an increased risk that our competitors will use their intellectual property rights to limit our freedom to operate and exploit our products or to otherwise block us from taking full advantage of our markets.
In addition, as a well-known information technology company, we risk being the subject to an increasing number of intellectual property infringement claims, including claims by entities that do not have operating businesses of their own and therefore limit our ability to seek counterclaims for damages and injunctive relief. Any claim of infringement by a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties in connection with the use of our products. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or channel partners, which could negatively affect our results of operations.
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
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. Although we have received inquiries regarding open source license compliance for software used in our products, no formal legal proceedings that would have a material impact on our results of operations or financial condition have been filed. However, there can be no assurance that actions will not be taken in the future. If our defenses were not successful, we could be subject to significant damages. We could also be enjoined from the distribution of our products that contained the open source software or be required to modify our products in order to comply with the conditions of the open source license(s) in question, thereby disrupting the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.
In addition to risks related to license requirements, usage of open source software exposes us to risks that differ from the use of third-party commercial software because open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software such as the lack of warranties or assurances of title cannot be eliminated and could, if not properly addressed, negatively affect our business. We have established processes to help address these risks, including a review process for screening requests from our development organizations for the use of open source and conducting appropriate due diligence of the use of open source software in the products developed by companies we acquire, but we cannot ensure that our processes will be sufficient, all open source software will be submitted for approval prior to use in our products, or all open source software is discovered during due diligence.
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
We have acquired in the past and plan to acquire in the future other businesses, products or technologies. Acquisitions can involve significant risks and uncertainties, which include:

•	disrupting our ongoing operations, diverting management from day-to-day responsibilities, increasing our expenses, and adversely impacting our business, financial condition and results of operations;

•	failure of the acquired business to further our business strategy;

•	uncertainties in achieving the expected benefits of an acquisition, including enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies;

•	reducing cash available for operations, stock repurchase programs and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;

•
incurring amortization expense related to identifiable intangible assets acquired that could impact our operating results; Difficulty integrating the operations, systems, technologies, products and personnel of the acquired businesses effectively;

•	retaining and motivating key personnel from acquired companies;

•	assuming the liabilities of the acquired business, including acquired litigation-related liabilities, and potential litigation arising from a proposed or completed acquisition;

•	maintaining good relationships with customers or business partners of the acquired business or our own customers as a result of any integration of operations;

•	product liability, customer liability or intellectual property liability associated with the sale of the acquired business’s products;

•
unidentified issues not discovered during the diligence process, including issues with the acquired business’s intellectual property, product quality, security, privacy practices, accounting practices or legal contingencies;

•	maintaining or establishing acceptable standards, controls, procedures or policies with respect to the acquired business; and

•	risks relating to the challenges and costs of closing a transaction.

Additionally, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or they may be viewed negatively by customers, financial markets or investors. If our acquisitions do not meet our expectations, or if our strategic focus subsequently changes, we may choose to abandon certain acquired product lines and divest from acquired businesses. For example, in 2013, we divested certain business activities, including SlideRocket, Shavlik, and Zimbra. It is generally difficult for an acquirer to completely recover the cost of an acquisition which is subsequently divested. Accordingly, divestitures of acquired businesses and products may result in us taking charges for impairment of assets and goodwill, and result in cash expenditures in connection with headcount reductions.
The risks described above may be exacerbated as a result of managing multiple acquisitions at the same time. We may also face difficulties due to the lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners.
In addition to business acquisitions, we also seek to invest in businesses such as ventured financed companies and joint ventures that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business. Additionally, we do not control entities where we have a minority investment, and therefore cannot ensure that these investments and joint ventures will make decisions that promote or are complementary to our business strategy.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. During 2013, our goodwill balance increased by $179 million or 6.3% primarily as a result of acquisitions made during the year. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization or cash flows, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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
We rely on our information systems and those of third parties for processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our business. Additionally, our information systems may not support new business models and initiatives and significant investments could be required in order to upgrade them. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Additionally, delays in adapting our information systems to address new business models could limit the success or result in the failure of such initiatives and impair the effectiveness of our internal controls. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial condition, results of operations and cash flows could be negatively impacted.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. For example, the U.S. federal research credit, which provided a significant reduction in our effective tax rate, expired on December 31, 2013. Without the reinstatement of the U.S. federal research credit, we expect our 2014 effective tax rate to be higher than the 2013 effective tax rate.
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
Additionally, our rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. Recent developments in non-U.S. tax jurisdictions and unfavorable changes in non-U.S. tax laws and regulations could have an adverse effect on VMware’s effective tax rate if earnings are lower than anticipated in countries where the statutory tax rates are lower than the U.S. federal tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect to such income. If management determines these overseas funds are needed for our operations in the U.S., we would be required to accrue U.S. taxes on the related undistributed earnings in the period management determines the earnings will no longer be indefinitely invested outside the United States and to repatriate these funds.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events such as pandemics, and to interruption by man-made problems, such as computer viruses, unanticipated disruptions in local infrastructure or terrorism, which could result in delays or cancellations of customer orders or the deployment of our products and services.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or other act of God, could have a material adverse impact on our business, financial condition and results of operations. As we continue to grow internationally, increasing amounts of our business will be located in foreign countries that may be more subject to political or social instability that could disrupt operations. Furthermore, some of our new product initiatives and business functions are hosted and carried out by third parties that may be vulnerable to disruptions of these sorts, many of which may be beyond our control. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, can curtail the functioning of local offices as well as critical components of our information systems, and adversely affect our ability to process orders, provide services, respond to customer requests and maintain local and global business continuity. Natural disasters that affect the manufacture of IT products, such as the 2011 flooding in Thailand, can also delay customer spending on our software, which is often coupled with customer purchases of new servers and IT systems. Furthermore, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole, and disease pandemics could temporarily sideline a substantial part of our or our customers’ workforce at any particular time. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment or availability of our products and services, our revenues would be adversely affected. Additionally, any such catastrophic event could cause us to incur significant costs to repair damages to our facilities, equipment and infrastructure.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously-filed financial statements, which could cause our stock price to decline or impact our financial position.
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.
Risks Related to Our Relationship with EMC
As long as EMC controls us, other holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.
As of December 31, 2013, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.7% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
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
EMC and we are both IT infrastructure companies providing products and services related to storage management, back-up, disaster recovery, security, system management and automation, provisioning and resource management. There can be no assurance that EMC will not engage in increased competition with us in the future. In addition, the intellectual property agreement that we have entered into with EMC provides EMC the ability to use our source code and intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. EMC’s rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where EMC holds a majority position and one or more of our competitors hold minority positions.
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
Our joint launch of Pivotal Software, Inc. (“Pivotal”, previously known as “GoPivotal, Inc.”) with EMC may not prove successful.
In April 2013, we contributed technology and transferred employees to Pivotal, a subsidiary of EMC, established to focus on Big Data and Cloud Application Platforms. Pivotal is led by Paul Maritz, its Chief Executive Officer and our former Chief Executive Officer, and includes most employees and resources formerly working within EMC’s Greenplum and Pivotal Labs organizations, and our former vFabric (including Spring and Gemfire), Cloud Foundry and Cetas organizations, as well as related efforts. Pivotal’s ability to operate successfully will require, among other factors:

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
Although we have entered into a tax sharing agreement with EMC under which our tax liabilities for most transactions will effectively be determined as if we were not part of any consolidated, combined or unitary tax group of EMC Corporation or its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups.
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
The financial information covering the periods included in this Annual Report on Form 10-K does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. Accordingly, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. In the year ended December 31, 2013, we recognized revenues of $245 million, and as of December 31, 2013, $220 million of revenues were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2013 and January 31, 2014, the closing trading price of our Class A common stock was volatile, ranging between $65.53 and $99.33 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2013, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.(1)		Principal Use(s)
Palo Alto, CA	owned:	1,410,316	(2)	Executive and administrative offices, sales and marketing, R&D and data center
	leased:	103,201
North and Latin American region (excluding Palo Alto, CA)	leased:	653,319	(3)	Administrative offices, sales and marketing, R&D and data center
Asia Pacific region	leased:	1,083,496		Administrative offices, sales and marketing, R&D and data center
Europe, Middle East and Africa region	leased:	389,191		Administrative offices, sales and marketing, R&D and data center
____________________________

(1)	Of the total square feet owned or leased, approximately 786,000 square feet were under construction as of December 31, 2013.

(2)	Represents all of the right, title and interest purchased in a ground lease, which expires in 2046, covering the property and improvements located at VMware’s Palo Alto, California campus.

(3)	Includes leased space for a Washington data center facility, for which VMware is considered to be the owner for accounting purposes.
In 2011, VMware purchased all of the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware’s existing Palo Alto, California campus for $225 million. Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the new property which expires in 2046. VMware will possess the title to the interest and buildings during the duration of the lease. Upon termination of the lease, title will revert to the lessor. As of December 31, 2013, 272,000 square feet remained under construction at this campus. See Note H to the consolidated financial statements for further information.
We believe that our current facilities, including those under construction at our expanded headquarters, are suitable for our current employee headcount and will sustain us through 2014, but we intend to add new facilities or expand existing facilities as we add employees and expand our operations. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
See Note M to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of legal proceedings. See also the risk factor entitled “We may become involved in litigation and regulatory inquiries and proceedings that could negatively affect us” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names of executive officers and their ages as of February 13, 2014, are as follows:

Name	Age	Position(s)
Patrick P. Gelsinger	52	Chief Executive Officer and Director
Carl M. Eschenbach	47	President and Chief Operating Officer
Jonathan C. Chadwick	48	Chief Financial Officer and Executive Vice President
Sanjay Poonen	44	Executive Vice President and General Manager, End-User Computing
Rangarajan (Raghu) Raghuram	51	Executive Vice President, Cloud Infrastructure and Management
S. Dawn Smith	50	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
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
Carl M. Eschenbach was appointed Chief Operating Officer and Co-President of VMware in April 2012 and became President and Chief Operating Officer in December 2012. Mr. Eschenbach had previously served as VMware's Co-President, Customer Operations from January 2011 to April 2012 and as VMware's Executive Vice President of Worldwide Field Operations from May 2005 to January 2011. Prior to joining VMware in 2002, he was Vice President of North America Sales at Inktomi from 2000 to 2002. He also held various sales management positions with 3Com Corporation, Lucent Technologies Inc. and EMC. Mr. Eschenbach currently serves on the board of Palo Alto Networks.
Jonathan C. Chadwick joined VMware as Chief Financial Officer and Executive Vice President on November 5, 2012. Mr. Chadwick had previously served as the Chief Financial Officer of Skype, a provider of Internet-based voice communication, since March 2011, and as a Corporate Vice President of Microsoft Corporation since its acquisition of Skype in October 2011. Mr. Chadwick joined Skype from McAfee, an antivirus software and computer security company, where he was the Executive Vice President and Chief Financial Officer from June 2010 until February 2011, when McAfee was acquired by Intel Corporation. From 1997 to 2010, Mr. Chadwick held various finance roles at Cisco Systems, a networking equipment company. At Cisco, Mr. Chadwick served as Senior Vice President, CFO - Global Customer Markets from July 2009 to June 2010, Senior Vice President, Corporate Controller and Principal Accounting Officer from June 2007 until July 2009, Vice President, Corporate Controller and Principal Accounting Officer from September 2006 to June 2007 and Vice President, Corporate Finance & Planning from February 2001 to September 2006. Mr. Chadwick currently serves on the board of F5 Networks, Inc.
Sanjay Poonen has served as VMware’s Executive Vice President and General Manager, End-User Computing since August 2013. Prior to joining VMware, Mr. Poonen spent more than seven years at SAP AG, serving as President and Corporate Officer of Platform Solutions and the Mobile Division from April 2012 till July 2013, prior to that as President of Global Solutions from November 2010 to March 2012, as Executive Vice President of Performance Optimization Apps from June 2008 to September 2009 and Senior Vice President of Analytics from April 2006 to May 2008. Mr. Poonen’s 20+ years of technology industry experience also included executive-level positions with Symantec and Veritas, and product management and engineering positions with Alphablox, Apple, Inc. and Microsoft Corporation.
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

	Market Prices
	High	Low
Year ended December 31, 2013
First Quarter	$99.10	$70.05
Second Quarter	79.71	64.86
Third Quarter	90.60	65.02
Fourth Quarter	90.91	76.51
Year ended December 31, 2012
First Quarter	$113.76	$80.16
Second Quarter	118.79	82.56
Third Quarter	103.02	79.46
Fourth Quarter	99.55	81.50
Holders
We had 52 holders of record of our Class A common stock, and one holder of record, EMC Corporation (“EMC”), of our Class B common stock as of February 13, 2014.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Issuer purchases of Class A common stock during the quarter ended December 31, 2013:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)(3)
October 1 – October 31, 2013	314,992	$81.21	314,992	$750,142,995
November 1 – November 30, 2013	624,792	80.21	624,792	700,029,965
December 1 – December 31, 2013	479,554	85.35	467,928	660,039,408
	1,419,338	82.17	1,407,712	660,039,408

(1)	Includes 11,626 shares repurchased and retired to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

(2)
In November 2012, VMware’s Board of Directors authorized the repurchase of up to $250 million of VMware’s Class A common stock through the end of 2014. Purchases under the November 2012 authorization were completed in the quarter ended December 31, 2013. In August 2013, VMware’s Board of Directors authorized the repurchase of up to an additional

$700 million of VMware’s Class A common stock through the end of 2015. VMware’s Class A common stock has been, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on December 31, 2008 through December 31, 2013, assuming an initial investment of $100. Historically, we have not declared or paid cash dividends on our common stock, while the data for the S&P 500 Index and the S&P 500 Systems Software Index assume reinvestment of dividends.

Comparison of Cumulative Five Year Total Return

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
VMware, Inc.
S&P 500 Index
S&P 500 Systems Software Index

	Base Period 12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
VMware, Inc.	$100.00	$178.89	$375.31	$351.16	$397.38	$378.68
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Systems Software Index	100.00	151.07	158.32	142.57	164.28	218.32
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

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(amounts in millions, except per share amounts, and shares in thousands)

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Summary of Operations:
Revenues:
License	$2,270	$2,087	$1,841	$1,401	$1,029
Services	2,937	2,518	1,926	1,456	994
Total revenues	$5,207	$4,605	$3,767	$2,857	$2,023
Operating income	1,093	872	735	428	219
Net income	1,014	746	724	357	197
Net income per weighted average share, basic, for Class A and Class B	$2.36	$1.75	$1.72	$0.87	$0.50
Net income per weighted average share, diluted, for Class A and Class B	$2.34	$1.72	$1.68	$0.84	$0.49
Weighted average shares, basic, for Class A and Class B	429,093	426,658	421,188	409,805	394,269
Weighted average shares, diluted, for Class A and Class B	433,415	433,974	431,750	423,446	399,776

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and short-term investments(1)	$6,175	$4,631	$4,512	$3,324	$2,514
Working capital(1)	4,388	3,160	3,276	2,509	1,888
Total assets	12,327	10,596	8,681	6,797	5,067
Total unearned revenues	4,092	3,461	2,708	1,860	1,325
Long-term obligations(2)	450	450	450	450	450
Stockholders’ equity	6,816	5,740	4,770	3,808	2,743
Cash Flow Data:
Net cash provided by operating activities	$2,535	$1,897	$2,026	$1,174	$986
____________________________

(1)
In 2012, VMware acquired all of the outstanding capital stock of Nicira, Inc. (“Nicira”) for $1,100 million, net of cash acquired, consisting of $1,083 million in cash and $17 million for the fair value of assumed equity attributed to pre-combination services. See Note B to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

(2)
 On January 21, 2014, in connection with our agreement to acquire A.W.S. Holding, LLC (“AirWatch Holding”), the sole member and equity holder of AirWatch LLC (“AirWatch”), we and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. See Note R to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All dollar amounts expressed as numbers in this MD&A (except share and per share amounts) are in millions. Period-over-period changes are calculated based upon the respective underlying, non-rounded data.
Overview
We are the leader in virtualization infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume information technology (“IT”) resources. We develop and market our product and service offerings within three main product groups, and we also seek to leverage synergies across these three product areas.

•	SDDC or Software-Defined Data Center

•	End-User Computing

•	Hybrid Cloud Computing
We pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. The benefits to our customers include lower IT costs and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands. Our broad and proven suite of virtualization technologies are designed to establish secure and, reliable IT environments and address a range of complex IT challenges that include cost reduction, operational inefficiencies, access to cloud computing capacity, business continuity and corporate end-user computing device management. Our solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed. Once created, these internal computing infrastructures, or “clouds,” can be dynamically extended by our customers to the public cloud environment. When linked, this results in a “hybrid” computing cloud of highly available internal and external computing resources that organizations can access on demand. Our customers' deployments range in size from a single virtualized server for small businesses to thousands of virtual machines for our Fortune 1000 enterprise customers.
We have articulated a vision for the software-defined data center (“SDDC”), where increasingly infrastructure is virtualized and delivered as a service, enabling control of the data center to be entirely automated by software. The SDDC is designed to transform the data center into an on-demand service that addresses application requirements by abstracting, pooling, and automating the services that are required from the underlying hardware. SDDC promises to dramatically simplify data center operations and lower costs. The VMware vCloud Suite, which is our first integrated solution toward realizing the SDDC vision and is based upon our VMware vSphere virtualization platform, was initially introduced in late 2012. The VMware vCloud Suite addresses virtualization of not only CPU and memory, but also networks and associated security services. In addition, the vCloud Suite delivers a new approach to management, leveraging policy-based automation. VMware vCloud Suite is engineered for hybrid cloud computing so that it federates with other pools of infrastructure.
We believe that our solutions enable organizations to realize significant operational and cost efficiencies as they transition their underlying legacy IT infrastructure. We work closely with more than 1,200 technology partners, including leading server, microprocessor, storage, networking, software and security vendors. We have shared the economic opportunities surrounding virtualization with our partners by facilitating solution development through open application programming interface (“APIs”) formats and protocols and providing access to our source code and technology. The endorsement and support of our partners further enhances the awareness, reputation and adoption of our virtualization solutions.
We expect to grow our business by building long-term relationships with our customers, which includes continuing to sell our solutions through enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings offered both directly by us and through certain channel partners that provide for multi-year maintenance and support. Under a typical ELA, a portion of the revenues is attributed to the license revenues and the remainder is primarily attributed to software maintenance revenues. In addition, the initial maintenance and support period is typically longer for ELAs compared to our transactional business. We believe that ELAs facilitate our objective of building long-term relationships with our customers as they commit to our virtual infrastructure solutions in their data centers. ELAs comprised 35%, 27% and 26% of our overall sales in 2013, 2012 and 2011, respectively, with the balance primarily represented by our non-ELA, or transactional business.
Pivotal Software, Inc. (“Pivotal”, previously known as “GoPivotal, Inc.”)
During the year, we transferred certain assets and liabilities to Pivotal in exchange for an ownership interest in Pivotal of approximately 28% as of December 31, 2013. In connection with this transaction, we transferred approximately 415 of our employees to Pivotal during 2013. We also entered into an agreement with Pivotal pursuant to which we are acting as the selling agent of the products and services we contributed to Pivotal in exchange for a customary agency fee. We have also agreed to provide various transition services to Pivotal, for which we are reimbursed for our costs.

Beginning with the second quarter of 2013, substantially all revenues and costs associated with our contribution to Pivotal have been eliminated from our consolidated statements of income. While the contribution to Pivotal has had a negative impact on our revenue growth rate compared to 2012, our 2013 operating margin has been positively impacted due to the elimination of Pivotal related costs from our consolidated statements of income.
Results of Operations
Revenues
Our revenues in the years ended 2013, 2012 and 2011 were as follows:

	For the Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Revenues:
License	$2,270	$2,087	$1,841	$183	9%	$246	13%
Services:
Software maintenance	2,563	2,153	1,640	410	19	513	31
Professional services	374	365	286	9	2	80	28
Total services	2,937	2,518	1,926	419	17	592	31
Total revenues	$5,207	$4,605	$3,767	$602	13	$838	22

Revenues:
United States	$2,485	$2,229	$1,824	$256	11%	$404	22%
International	2,722	2,376	1,943	345	15	434	22
Total revenues	$5,207	$4,605	$3,767	$602	13	$838	22
License Revenues
License revenues in 2013 and 2012 were up 9% and 13%, respectively. Our revenue growth rate for both periods was due to overall increased global sales volumes in all major geographies, slightly offset by the disposition of certain business lines under our realignment plan and the contribution to Pivotal.
During 2013, we expanded the sales of product suites, such as our vCloud suite, that integrate advanced management and automation features with our vSphere cloud infrastructure platform and which are primarily sold through ELAs. Our growth in ELA volume across all geographies contributed to our overall increase in license revenues during 2013 compared to 2012. The growth in our ELA business is also attributing, in part, to lower growth rates of our non-ELA or transactional business.
Our revenue growth rate was negatively impacted by the contribution to Pivotal and the disposition of other net assets under our realignment plan. License revenues related to Pivotal and all dispositions under our realignment plan were $18 in 2013 and $56 in 2012.
Services Revenues
In 2013 and 2012, software maintenance revenues benefited from strong renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In each year presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.
In 2013 and 2012, professional services revenues increased as growth in our license sales and installed-base led to additional demand for our professional services.
Our revenue growth rate was negatively impacted by the contribution to Pivotal and the disposition of other net assets under our realignment plan. Service revenues related to Pivotal and all dispositions under our realignment plan were $37 in 2013 and $143 in 2012.
Foreign Currency
We invoice and collect in the Euro, the British Pound, the Japanese Yen, the Australian Dollar and Chinese Renminbi in their respective regions. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. Foreign currencies did not have a material impact when comparing license revenues in 2013 and 2012 to their respective prior years.

Unearned Revenues
Our unearned revenues as of December 31, 2013 and December 31, 2012 were as follows:

	December 31,
	2013	2012
Unearned license revenues	$465	$463
Unearned software maintenance revenues	3,304	2,755
Unearned professional services revenues	323	243
Total unearned revenues	$4,092	$3,461
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or will be recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge and to the extent promotional products have not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Increasingly, unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products or a lack of VSOE of fair value on the software maintenance element of the arrangement. The amount of total unearned license revenues may vary over periods due to the type and level of promotions offered, the portion of license contracts sold with a ratable recognition element, and when promotional products are delivered upon general availability.
Unearned software maintenance revenues are attributable to our maintenance contracts and are generally recognized ratably, typically over terms from one to five years with a weighted-average remaining term at December 31, 2013 of approximately 2.0 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
Cost of License and Services Revenues, and Operating Expenses
Cost of License Revenues
Our cost of license revenues principally consist of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets and capitalized software. The cost of fulfillment of our software includes IT development efforts, personnel costs and related overhead associated with the physical and electronic delivery of our software products.

	For the Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Cost of license revenues	$208	$235	$205	$(27)	(11)%	$29	14%
Stock-based compensation	2	2	2	—	—	—	—
Total expenses	$210	$237	$207	$(27)	(11)	$30	14
% of Total revenues	4%	5%	6%
Cost of license revenues decreased in 2013 compared to 2012 primarily due to a decrease of $37 in amortization of capitalized software and a decrease of $11 in IT development costs. These decreases were partially offset by an increase of $18 in intangible amortization expense.
Cost of license revenues increased in 2012 compared to 2011 primarily due to an increase of $26 in intangible amortization expense. Additionally, cost of license revenues increased due to increases in IT development costs and royalty and licensing costs for technology licensed from third-party providers that is used in our products. The increases were partially offset by a decrease of $14 in amortization of capitalized software.

Cost of Services Revenues
Our cost of services revenues primarily include the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services.

	For the Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Cost of services revenues	$491	$456	$392	$35	8%	$65	17%
Stock-based compensation	29	28	23	1	4	5	21
Total expenses	$520	$484	$415	$36	7	$70	17
% of Total revenues	10%	11%	11%
Cost of services revenues increased in 2013 compared to 2012 primarily due to an increase of $39 in employee-related expenses and an increase of $27 in costs we incur to provide technical support. These increases were generally proportional to the increases in services revenues for the same comparable period. Equipment and depreciation costs also contributed to the increase in cost of services revenues. The increases were partially offset by a decrease of $32 of operating expenses related to Pivotal.
Cost of services revenues increased in 2012 compared to 2011 primarily due to an increase of $61 in employee-related expenses and travel and entertainment expenses as well as an increase of $17 in costs we incur to provide technical support. Stock-based compensation expense also contributed to the increase in cost of services revenues. These increases were partially offset by a decrease in IT development costs and the positive impact of foreign exchange rate fluctuations.
Research and Development Expenses
Our research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancement of our existing software offerings.

	For the Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Research and development	$855	$789	$601	$66	8%	$188	31%
Stock-based compensation	227	210	174	17	8	36	21
Total expenses	$1,082	$999	$775	$82	8	$224	29
% of Total revenues	21%	22%	21%
R&D expenses increased in 2013 compared to 2012 primarily due to growth in employee-related expenses of $85, which was primarily driven by planned incremental growth in headcount. Additionally, contractor costs, stock-based compensation expense and equipment and depreciation expenses also increased by $48 during 2013 compared to the prior year. The increases in expenses were partially offset by a decrease of $59 of research and development expenses related to Pivotal.
R&D expenses increased in 2012 compared to 2011 primarily due to growth in employee-related expenses of $105, which were primarily driven by planned incremental growth in headcount from hiring and business acquisitions. A decrease of $74 in capitalization of software expenses and an increase of $36 in stock-based compensation expense further contributed to the increase in R&D. Additionally, the positive impact of foreign rate fluctuations partially offset the increases in 2012.

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

	For the Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Sales and marketing	$1,671	$1,495	$1,238	$177	12%	$256	21%
Stock-based compensation	144	150	96	(7)	(5)	54	57
Total expenses	$1,815	$1,645	$1,334	$170	10	$311	23
% of Total revenues	35%	36%	35%
Sales and marketing expenses increased in 2013 compared to 2012 primarily due to growth in employee-related expenses of $174, including, incremental growth in headcount and by higher commission expense due to increased sales volumes. To a lesser extent, costs incurred for marketing programs also contributed to the increase of expense in 2013, compared to prior year. The increases in expenses in 2013 were partially offset by a decrease of $44 of sales and marketing expenses related to Pivotal.
Sales and marketing expenses increased in 2012 compared to 2011 primarily due to growth in employee-related expenses of $214, including. incremental growth in headcount and by higher commission expense due to increased sales volumes, as well as an increase of $104 in stock-based compensation expense and costs of marketing programs. The increases in 2012 were partially offset by the positive impact of $29 from fluctuations in foreign exchange rates.
General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives and facilities costs.

	For the Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
General and administrative	$363	$320	$261	$43	14%	$59	23%
Stock-based compensation	56	48	40	9	18	8	20
Total expenses	$419	$368	$301	$52	14	$67	22
% of Total revenues	8%	8%	8%
General and administrative expenses increased in 2013 compared to 2012 due to incremental growth in headcount resulting in an increase of $19. The increase in 2013 compared to the prior year was also due to an increase in charitable donations, stock-based compensation expense and contractor expenses.
General and administrative expenses increased in 2012 compared to 2011 due to incremental growth in headcount resulting in an increase of $24. The increase in 2012 compared to the prior year was also due to an increase in charitable donations, equipment and depreciation expenses and contractor expenses.
Realignment Charges
During January 2013, we approved and initiated a business realignment plan to streamline our operations resulting in realignment charges incurred in 2013. As of the second quarter of 2013, the plan was substantially complete.
The plan included the elimination of approximately 710 positions and personnel across all major functional groups and geographies. The total cash and non-cash charges for workforce reductions of $54 and costs primarily associated with asset impairments of $14 were recorded on the consolidated statements of income in 2013.
Although we expect that streamlining our operations will have a favorable impact on our business, our operating expenses are expected to continue to increase as a result of the investments we are making to support our key strategic initiatives. These investments include our continued effort to add resources. Total headcount had a net increase of approximately 500 during 2013, which is net of the reduction of employees that have or will transfer to Pivotal, as well as the impact of our realignment activities.

Other Income (Expense), Net
Other income, net of $28 in 2013 changed by $29 compared with other expense, net of $1 in 2012. Other expense, net of $1 in 2012 changed by $48 compared with other income, net of $47. The changes in 2013 compared with 2012 were primarily due to pre-tax gains of $44 recognized in 2013, as a result of disposing of certain business activities under our business realignment plan. Partially offsetting this gain was the recognition of an other-than-temporary impairment charge for a strategic investment in 2013. The changes in 2012 compared with 2011 were primarily due to a $56 gain recognized on the sale of our investment in Terremark Worldwide, Inc. in 2011.
Income Tax Provision
Our effective income tax rate was 11.6%, 16.5% and 8.9% for 2013, 2012 and 2011, respectively. The effective rate in 2013 was lower than 2012 primarily due to the retroactively enacted extension of the federal research credit through December 31, 2013 which was passed by the United States Congress during January 2013, which decreased our effective rate for 2013 by 7%. The effective tax rate in 2012 was higher than 2011 primarily due to the federal research credit, which expired at the end of 2011 and was unavailable in 2012. The rate was also negatively impacted by a greater proportion of earnings in the U.S., which are taxed at a higher rate than our earnings in foreign jurisdictions.
Our rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. Recent developments in non-US tax jurisdictions and unfavorable changes in non-US tax laws and regulations could have an adverse effect on our effective tax rate if earnings are lower than anticipated in countries where the statutory tax rates are lower than the US federal tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect to such income.
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
Although we file a consolidated federal tax return with EMC, the income tax provision is calculated primarily as though we were a separate taxpayer. However, certain transactions that we and EMC are parties to, are assessed using consolidated tax return rules. Our effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.
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
Our Relationship with EMC
As of December 31, 2013, EMC owned 43,025,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.7% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.
EMC Reseller Arrangement, Other Services and Note Payable
We and EMC engaged in the following ongoing intercompany transactions, which resulted in revenues and receipts and unearned revenues for us:

•	Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC's products and sells them to end-users.

•	EMC purchases products and services from us for internal use.

•	We recognize revenues for professional services based upon such contractual agreements with EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and EMC pays us for services we provide to EMC in connection with such projects.
Information about our revenues and receipts and unearned revenues from such arrangements with EMC for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Revenues and Receipts from EMC			Unearned Revenues from EMC
	For the Year Ended December 31,			As of December 31,
	2013	2012	2011	2013	2012
Reseller revenues	$141	$141	$72	$188	$149
Professional services revenues	72	82	66	12	3
Internal-use revenues	32	9	3	20	28
Collaborative technology project receipts	7	7	2	n/a	n/a
We and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We and EMC have ongoing arrangements pursuant to which we purchase products and services for internal use from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

•
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income and primarily include salaries, benefits, travel and rent. EMC also incurs certain administrative costs on our behalf in the U.S. that are recorded as expenses in our consolidated statements of income.

•	We incur interest expense on our note payable with EMC. See Note K and R to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Information about our costs from such arrangements with EMC for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	For the Year Ended December 31,
	2013	2012	2011
Purchases of products and services	$56	$42	$24
Collaborative technology project costs	13	n/a	n/a
EMC subsidiary support and administrative costs	128	106	83
Interest expense on note payable	4	5	4
In the fourth quarter of 2013, we and EMC modified an existing technology licensing arrangement. Pursuant to the modified arrangement, we received certain rights to developed technology for a lump-sum payment of $26, which was included in amounts due to related parties, net on the consolidated balance sheets as of December 31, 2013. The license of technology was accounted for as a transaction by entities under common control. Accordingly, an intangible asset of $2 was recognized and was derived by allocating the value ascribed to the licensed technology based upon the relative fair market values of the technology to each party. The difference between the asset recorded and the consideration due was primarily recognized as a reduction in capital from EMC on the statement of stockholders' equity. In addition to the license of the technology, we will pay EMC for support and for development collaboration. These amounts are included in collaborative technology project costs in the table above.
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
Joint Contribution of Assets with EMC to Pivotal
During 2013, we transferred certain assets and liabilities to Pivotal. We contributed certain assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to certain of our Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. During the year ended December 31, 2013, we transferred approximately 415 VMware employees to Pivotal.
We received preferred equity interests in Pivotal equal to approximately 31% of Pivotal’s outstanding shares in exchange for our contributions. Additionally, we and Pivotal entered into an agreement pursuant to which we will act as the selling agent for the products and services we contributed to Pivotal in exchange for a customary agency fee. In the year ended December 31, 2013, we recognized revenues of $5 from our contractual arrangement with Pivotal. We also agreed to provide various transition services to Pivotal. Pursuant to the support agreement, costs incurred by us to support Pivotal services are reimbursed to us by Pivotal. During the year ended December 31, 2013, we provided transition services of $12 that are reimbursable by Pivotal and which were recorded as a reduction to the costs we incurred. Additionally, we purchased products and services for internal use from Pivotal for $7 in the year ended December 31, 2013. As of December 31, 2013, our ownership interest in Pivotal is 28% as a result of investments made by a third-party strategic investor.
The book value of all contributed assets and the liabilities assumed by Pivotal, with the exception of intangible assets and goodwill, was based on the book values of those assets and liabilities specific to those particular products and services. For intangible assets and goodwill, the book value contributed was based on the relative fair value of the contributed assets applicable to Pivotal.
Due To/From Related Parties, Net
As a result of the related-party transactions with EMC and Pivotal described above, amounts due to and from related parties, net as of December 31, 2013 and 2012 consisted of the following:

	As of December 31,
	2013	2012
Due to EMC	$(92)	$(44)
Due from EMC	93	112
Due to Pivotal	(22)	n/a
Due from Pivotal	3	n/a
Due from (to) related parties, net	$(18)	$68

Income tax payable due to EMC	$(22)	$(32)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC. See Note L to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
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
On January 21, 2014, in connection with our agreement to acquire AirWatch Holding, the sole member and equity holder of AirWatch, we and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. See Note R to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Liquidity and Capital Resources
At December 31, 2013 and 2012, we held cash, cash equivalents and short-term investments as follows:

	December 31,
	2013	2012
Cash and cash equivalents	$2,305	$1,609
Short-term investments	3,870	3,022
Total cash, cash equivalents and short-term investments	$6,175	$4,631
As of December 31, 2013, we held a diversified portfolio of money market funds and fixed income securities totaling $5,692. Our fixed income securities are denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of December 31, 2013, our total cash, cash equivalents and short-term investments were $6,175, of which $4,146 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We expect that cash generated by operations will be used as our primary source of liquidity. We also believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for at least the next twelve months. While we believe our existing cash and cash equivalents and cash to be generated by operations will be sufficient to meet our normal operating requirements, our overall level of cash needs may be impacted by the number and size of acquisitions and investments we consummate and the amount of stock we buy back in 2013. On January 21, 2014, in connection with our agreement to acquire A.W.S. Holding, LLC (“AirWatch Holding”), the sole member and equity holder of AirWatch LLC (“AirWatch”), we and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. Please see below for further details regarding these promissory notes. Should we require additional liquidity, we may seek to arrange debt financing or enter into credit facilities.
Our cash flows for years ended 2013, 2012 and 2011were as follows:

	For the Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$2,535	$1,897	$2,026
Investing activities	(1,472)	(2,035)	(1,611)
Financing activities	(367)	(209)	(88)
Net increase (decrease) in cash and cash equivalents	$696	$(347)	$327
Operating Activities
Cash provided by operating activities increased by $638 in 2013 from 2012 primarily as a result of increased profitability. The net effect of non-cash items was an increase of $197 primarily due to movements associated with excess tax benefits from stock-based compensation and deferred taxes, net.
Cash provided by operating activities decreased by $128 in 2012 from 2011. The decrease was primarily driven by the timing of tax payments we received from EMC under the tax sharing agreement. Under the tax sharing agreement, EMC is obligated to pay us an amount equal to the tax benefit generated by us and we are obligated to pay EMC an amount equal to the tax expense generated by us that EMC may recognize in a given year on its consolidated tax return. In 2012, we received $19 from EMC under the tax sharing agreement, but in 2011 we benefited from the net receipt of $302, which included amounts primarily related to refunds received for both the 2011 and 2010 tax years.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is also impacted by the timing of purchases, sales and maturities of our available-for-sale securities.

Cash used for business acquisitions during 2013 and 2011 compared to 2012, was significantly lower as a result of our acquisition of Nicira, Inc., which occurred in 2012.
Net cash used in investing activities during 2012 compared to 2011 was also impacted by a reduction in capitalized software development costs and purchase of leasehold interest.
Financing Activities
Net cash used in financing activities during 2013 increased compared to 2012 primarily as a result of the decrease in excess tax benefits from stock-based compensation and a decrease in proceeds from issuance of common stock. During 2013, excess tax benefits from stock-based compensation were $70 compared to $138 during 2012.
Net cash used in financing activities during 2012 also increased compared to 2011, which is also primarily attributable to the decrease in excess tax benefits from stock-based compensation and a decrease in proceeds from issuance of common stock. During 2012, excess tax benefits from stock-based compensation were $138 compared to $224 during 2011.
Notes Payable to EMC
As of December 31, 2013, $450 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears.
On January 21, 2014, in connection with our agreement to acquire AirWatch Holding, the sole member and equity holder of AirWatch, we and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. Of such amount, $450 is the exchange of our promissory note issued to EMC in April 2007, as amended and restated on June 10, 2011, and the remaining $1,050 represents new loan proceeds from EMC.
The three notes issued have the following principal amounts and maturity dates: $680 due May 1, 2018, $550 due May 1, 2020 and $270 due December 1, 2022.
The notes bear interest at the annual rate of 1.75%. Interest is payable quarterly in arrears. The notes may be repaid without penalty or premium. We drew down on all three notes in late January 2014.
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
We are unable to determine the maximum potential amount under these indemnification agreements due to our limited history with prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, costs related to these indemnification provisions have not been significant.

Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note payable to EMC(1)	$450	$—	$450	$—	$—
Operating leases(2)	786	58	96	68	564
Other agreements(3)	87	36	26	11	14
Sub-Total	1,323	94	572	79	578
Uncertain tax positions(4)	176
Total	$1,499

(1)
See “Liquidity and Capital Resources” for a discussion of the $1,500 note agreement we entered into with EMC on January 21, 2014, in connection with our agreement to acquire AirWatch Holding, the sole member and equity holder of AirWatch.

(2)	Our operating leases are primarily for facility space and land around the world.

(3)	Consisting of various contractual agreements, which include commitments on the lease for our Washington data center facility.

(4)
As of December 31, 2013, we had $176 of non-current net unrecognized tax benefits. The timing of future payments relating to these obligations are highly uncertain. Given this uncertainty, unrecognized tax benefits as of December 31, 2013 could be reduced by approximately $4 in the next 12 months.

Critical Accounting Policies
Our consolidated financial statements are based upon the selection and application of accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth below may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note A, “Overview and Basis of Presentation,” to our consolidated financial statements appearing in this Annual Report on Form 10-K.
Revenue Recognition
We derive most of our revenues from licensing our software under perpetual licenses, related software maintenance, and from training, technical support and consulting services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue recognized.
We enter into software-related multiple-element revenue arrangements in which a customer may purchase a combination of software, maintenance and support, training, and consulting services. If a product or service included in a software-related multiple-element arrangement has not been delivered, and is not considered essential to the functionality of the delivered products or services, we must determine the fair value of each undelivered product and/or service using vendor-specific objective evidence (“VSOE”). VSOE is used to allocate a portion of the price to the undelivered products and/or services and the residual method is used to allocate the remaining portion to the delivered products and services. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered products or services, or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

VSOE of fair value for an undelivered element is generally based on historical stand-alone sales to third parties. In determining VSOE of fair value, we require that the selling prices for a product or service fall within a reasonable pricing range. We have established VSOE for our software maintenance and support services, consulting services and training.
In the event we publicly announce specific features or functionalities, entitlements or the release number of an upgrade that has not been made available, and customers will receive that upgrade as part of a current software maintenance contract, a specified upgrade is deemed created. As a result of the specified upgrade, revenues are deferred on purchases made after the announcement date until delivery of the upgrade for those purchases that include the current version of the product subject to the announcement.
Multiple-element arrangements may be bundled with a commitment to deliver a product that has not yet been made available. Revenue specific to these arrangements is deferred until all product obligations have been fulfilled.
We also offer rebates to certain channel partners, which are recognized as a reduction of revenue at the time of the underlying product sale. When rebates are based on the set percentage of actual sales, we recognize the costs of the rebates as a reduction of revenue when the underlying revenue is recognized. In cases where rebates are earned if a cumulative level of sales is achieved, we recognize the cost of the rebates as a reduction of revenue proportionally for each sale that is required to achieve the target. The estimated reserves for channel rebates and sales incentives are based on channel partners’ actual performance against the terms and conditions of the programs, historical trends and the value of the rebates. The accuracy of these reserves for these rebates and sales incentives depends on our ability to estimate these items and could have a significant impact on the timing and amount of revenue we report.
With limited exceptions, our return policy does not allow product returns for a refund. We estimate future product returns at the time of sale. Our estimate is based on historical return rates and the accuracy of these reserves depends on our ability to estimate sales returns among other criteria. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Returns have not been material to date.
Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products because services do not alter the product capabilities and may be performed by customers or other vendors. Professional services engagements may be performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion, and revenue is recognized on a proportional performance basis. Revenue for professional services engagements billed on a time and materials basis are recognized as the hours are incurred. Revenues on all other professional services engagements are recognized upon completion.
Accounting for Income Taxes
We have been included in the EMC consolidated group for U.S. federal income tax purposes, and expect to continue to be included in such consolidated group for periods in which EMC owns at least 80% of the total voting power and value of our outstanding stock as calculated for U.S. federal income tax purposes. The percentage of voting power and value calculated for U.S. federal income tax purposes may differ from the percentage of outstanding shares beneficially owned by EMC due to the greater voting power of our Class B common stock as compared to our Class A common stock and other factors. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. However, our income tax expense and the related income tax balance sheet accounts are derived primarily assuming we filed a separate tax return. However, certain transactions that we and EMC are parties to, are assessed using consolidated tax return rules. The difference between the income taxes payable that is calculated on a separate tax return basis and the amount actually paid to EMC pursuant to our tax sharing agreement with EMC is presented as a component of additional paid-in capital. Our assumptions, judgments and estimates used to calculate our income tax expense considers current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.
We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by federal, state and foreign tax authorities, which may result in proposed assessments. As part of the EMC consolidated group, and separately we are subject to the periodic examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. The assumptions and judgments we have used in estimating our tax liabilities are reasonable, however, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
We are subject to tax in the U.S., and in multiple foreign tax jurisdictions. Our U.S. liquidity needs are currently satisfied using cash flows generated from our U.S. operations, borrowings, or both. We also utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed. Currently, we do not provide U.S. income taxes on undistributed earnings of our foreign subsidiaries. Our undistributed foreign earnings are considered permanently reinvested outside the U.S. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.
The value of our deferred tax assets reflect our estimates of the amount and category of future taxable income, such as income from operations, capital gains income and also consider other key factors that might restrict our ability to realize the deferred tax assets. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate.
We calculate our current and deferred tax provision based on estimates and assumptions that could differ significantly from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We operate in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. Dollar and various foreign currencies, the most significant of which is the Euro.
International revenues as a percentage of total revenues were 52.3%, 51.6% and 51.6% in 2013, 2012 and 2011, respectively. We invoice and collect in the Euro, the British Pound, the Japanese Yen, the Australian Dollar and the Chinese Renminbi in their respective regions. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those currencies in which we also invoice and collect. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating margins may differ materially from expectations. We calculate the foreign currency impact on our revenues and operating expenses as the difference between amounts translated at current exchange rates and the same amounts translated at prior-period exchange rates.
To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, principally foreign currency forward contracts, as described below.
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, we entered into foreign currency forward contracts starting in the fourth quarter of 2011. We typically enter into cash flow hedges semi-annually with maturities of six months or less. As of December 31, 2013 and 2012, we had foreign currency forward contracts to purchase approximately $82 million and $9 million, respectively, in foreign currency. The fair value of these forward contracts was immaterial as of December 31, 2013 and 2012.
Balance Sheet Hedging Activities. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are traded on a monthly basis with a typical contractual term of one month. As of December 31, 2013 and 2012, we had outstanding forward contracts with a total notional value of $498 million and $440 million, respectively. The fair value of these forward contracts was immaterial as of December 31, 2013 and 2012.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss of $53 million in fair value of our foreign currency forward contracts used in both the cash flow hedging and balance sheet hedging activities as of December 31, 2013. This sensitivity analysis disregards any potentially offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. Dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not enter into speculative foreign exchange contracts for trading purposes. See Note G to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Interest Rate Risk
Fixed Income Securities
Our fixed income investment portfolio is denominated in U.S. Dollars and consists of various holdings, types, and maturities.
Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical changes in interest rates of 50 basis points and 100 basis points would have changed the fair value of our fixed income investment portfolio as of December 31, 2013 by $28 million and $57 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates; however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. These instruments are not leveraged and we do not enter into speculative securities for trading purposes. See Notes E and F to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Note Payable to EMC
As of December 31, 2013, $450 million was outstanding on our consolidated balance sheet for the note payable to EMC. The interest rate on the note payable was 0.80% as of December 31, 2013, 0.91% as of December 31, 2012 and 0.92% as of December 31, 2011. In 2013, 2012 and 2011, $4 million, $5 million and $4 million, respectively, of interest expense was recorded related to the note payable.
The note may be repaid, without penalty, at any time. In the second quarter of 2011, we and EMC amended and restated the note to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to reflect the outstanding balance of $450 million. The amended agreement continues to bear an interest rate of the 90-day LIBOR plus 55 basis points, with interest payable quarterly in arrears. The interest rate on the note resets quarterly and is determined on the two business days prior to the first day of each fiscal quarter. If the interest rate on the note payable were to change 100 basis points from the December 31, 2013 rate, and assuming no additional repayments on the principal were made, our annual interest expense would change by $5 million.
On January 21, 2014, in connection with our agreement to acquire AirWatch Holding, the sole member and equity holder of AirWatch, we and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. See Note R to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VMware, Inc.

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of VMware, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VMware, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/    PricewaterhouseCoopers LLP
San Jose, California
February 25, 2014

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Revenues:
License	$2,270	$2,087	$1,841
Services	2,937	2,518	1,926
Total revenues	5,207	4,605	3,767
Operating expenses (1):
Cost of license revenues	210	237	207
Cost of services revenues	520	484	415
Research and development	1,082	999	775
Sales and marketing	1,815	1,645	1,334
General and administrative	419	368	301
Realignment charges	68	—	—
Operating income	1,093	872	735
Investment income	30	27	16
Interest expense with EMC	(4)	(5)	(4)
Other income (expense), net	28	(1)	47
Income before income taxes	1,147	893	794
Income tax provision	133	147	70
Net income	$1,014	$746	$724
Net income per weighted-average share, basic for Class A and Class B	$2.36	$1.75	$1.72
Net income per weighted-average share, diluted for Class A and Class B	$2.34	$1.72	$1.68
Weighted-average shares, basic for Class A and Class B	429,093	426,658	421,188
Weighted-average shares, diluted for Class A and Class B	433,415	433,974	431,750
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$2	$2	$2
Cost of services revenues	29	28	23
Research and development	227	210	174
Sales and marketing	144	150	96
General and administrative	56	48	40
Realignment charges	6	—	—
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Year Ended December 31,
	2013	2012	2011
Net income	$1,014	$746	$724
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains, net of taxes of $0, $3, and $1	—	5	2
Reclassification of (gains) realized during the period, net of taxes of $(1), $0, and $(12)	(2)	—	(20)
Total other comprehensive income (loss)	(2)	5	(18)
Total comprehensive income, net of taxes	$1,012	$751	$706
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,305	$1,609
Short-term investments	3,870	3,022
Accounts receivable, net of allowance for doubtful accounts of $2 and $4	1,220	1,151
Due from related parties, net	—	68
Deferred tax assets	190	179
Other current assets	96	91
Total current assets	7,681	6,120
Property and equipment, net	845	665
Other assets, net	107	128
Deferred tax assets	60	103
Intangible assets, net	607	732
Goodwill	3,027	2,848
Total assets	$12,327	$10,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109	$90
Accrued expenses and other	608	644
Due to related parties, net	18	—
Unearned revenues	2,558	2,196
Total current liabilities	3,293	2,930
Note payable to EMC	450	450
Unearned revenues	1,534	1,265
Other liabilities	234	211
Total liabilities	5,511	4,856
Commitments and contingencies (see Note M)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 130,349 and 128,688 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	3,496	3,432
Accumulated other comprehensive income	4	6
Retained earnings	3,312	2,298
Total stockholders’ equity	6,816	5,740
Total liabilities and stockholders’ equity	$12,327	$10,596
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$1,014	$746	$724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	337	355	316
Stock-based compensation	454	426	335
Excess tax benefits from stock-based compensation	(70)	(138)	(224)
Deferred income taxes, net	56	(74)	(20)
Non-cash realignment charges	15	—	—
Gain on sale of Terremark investment	—	—	(56)
Gain on disposition of certain lines of business and other, net	(31)	—	—
Other	7	2	21
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(71)	(268)	(263)
Other assets	(59)	(112)	(76)
Due to/from related parties, net	60	6	(18)
Accounts payable	30	24	(16)
Accrued expenses	1	22	115
Income taxes receivable from EMC	17	19	269
Income taxes payable	19	138	79
Unearned revenues	756	751	840
Net cash provided by operating activities	2,535	1,897	2,026
Investing activities:
Additions to property and equipment	(345)	(234)	(230)
Purchase of leasehold interest (see Note H)	—	—	(151)
Capitalized software development costs	—	—	(74)
Purchases of available-for-sale securities	(3,181)	(3,189)	(2,668)
Sales of available-for-sale securities	1,599	1,880	816
Maturities of available-for-sale securities	717	902	974
Proceeds from disposition of certain lines of business	37	—	—
Sale of strategic investments	—	—	79
Business acquisitions, net of cash acquired	(289)	(1,344)	(304)
Transfer of net assets under common control	—	—	(22)
Other investing	(10)	(50)	(31)
Net cash used in investing activities	(1,472)	(2,035)	(1,611)
Financing activities:
Proceeds from issuance of common stock	197	253	338
Repurchase of common stock	(508)	(467)	(526)
Excess tax benefits from stock-based compensation	70	138	224
Shares repurchased for tax withholdings on vesting of restricted stock	(126)	(133)	(124)
Net cash used in financing activities	(367)	(209)	(88)
Net increase (decrease) in cash and cash equivalents	696	(347)	327
Cash and cash equivalents at beginning of the period	1,609	1,956	1,629
Cash and cash equivalents at end of the period	$2,305	$1,609	$1,956
Supplemental disclosures of cash flow information:
Cash paid for interest	$6	$7	$6
Cash paid (refunded) for taxes, net	35	56	(269)
Non-cash items:
Changes in capital additions, accrued but not paid	$(16)	$37	$12
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2011	117	$1	300	$3	$2,956	$828	$19	$3,807
Proceeds from issuance of common stock	11	—	—	—	338	—	—	338
Repurchase and retirement of common stock	(6)	—	—	—	(526)	—	—	(526)
Issuance of restricted stock, net of cancellations	4	—	—	—	—	—	—	—
Shares repurchased and retired or withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(122)	—	—	(122)
Stock-based compensation	—	—	—	—	344	—	—	344
Excess tax benefits from stock-based compensation	—	—	—	—	223	—	—	223
Credit from tax sharing arrangement	—	—	—	—	8	—	—	8
Total other comprehensive loss	—	—	—	—	—	—	(18)	(18)
Capital distribution to EMC, net	—	—	—	—	(8)	—	—	(8)
Net income	—	—	—	—	—	724	—	724
Balance, December 31, 2011	125	1	300	3	3,213	1,552	1	4,770
Proceeds from issuance of common stock	7	—	—	—	253	—	—	253
Issuance of stock options in acquisition	—	—	—	—	17	—	—	17
Repurchase and retirement of common stock	(5)	—	—	—	(467)	—	—	(467)
Issuance of restricted stock, net of cancellations	4	—	—	—	—	—	—	—
Shares repurchased and retired or withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(136)	—	—	(136)
Stock-based compensation	—	—	—	—	420	—	—	420
Excess tax benefits from stock-based compensation	—	—	—	—	136	—	—	136
Amount due from tax sharing arrangement	—	—	—	—	(4)	—	—	(4)
Total other comprehensive income	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	746	—	746
Balance, December 31, 2012	129	1	300	3	3,432	2,298	6	5,740
Proceeds from issuance of common stock	6	—	—	—	197	—	—	197
Repurchase and retirement of common stock	(7)	—	—	—	(508)	—	—	(508)
Issuance of restricted stock, net of cancellations	4	—	—	—	—	—	—	—
Shares repurchased and retired or withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(126)	—	—	(126)
Stock-based compensation	—	—	—	—	436	—	—	436
Excess tax benefits from stock-based compensation	—	—	—	—	48	—	—	48
Amount due from tax sharing arrangement	—	—	—	—	(3)	—	—	(3)
Total other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Reduction in capital from EMC	—	—	—	—	(22)	—	—	(22)
Contribution to Pivotal	—	—	—	—	17	—	—	17
Reclassification of liability-classified awards to equity stock-based compensation	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	1,014	—	1,014
Balance, December 31, 2013	130	$1	300	$3	$3,496	$3,312	$4	$6,816
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial reporting.
VMware was incorporated as a Delaware corporation in 1998, was acquired by EMC Corporation (“EMC”) in 2004 and conducted its initial public offering of VMware’s Class A common stock in August 2007. As of December 31, 2013, EMC held approximately 79.7% of VMware’s outstanding common stock and 97.2% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements.
Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC and Pivotal Software, Inc. (“Pivotal”, previously known as “GoPivotal, Inc.”) may not be considered arm’s length with an unrelated third party. Therefore, the financial statements included herein may not necessarily reflect the financial position, results of operations and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s financial position, results of operations and cash flows will be in the future if and when VMware contracts at arm’s length with unrelated third parties for the services the Company receives from and provides to EMC and Pivotal.
Principles of Consolidation
The consolidated financial statements include the accounts of VMware and its subsidiaries after elimination of intercompany transactions and account balances between VMware and its subsidiaries. All intercompany transactions with EMC and Pivotal in the consolidated statements of cash flows will be settled in cash, and changes in the current intercompany balances are presented as a component of cash flows from operating activities.
Reclassification
Certain prior period financial statements have been reclassified to conform to current period presentation. Deferred rent of $30 million was reclassified from accrued expenses and other to other liabilities in the consolidated balance sheet as of December 31, 2012 to conform to current-year presentation.
Use of Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to trade receivable valuation, marketing rebates, useful lives assigned to fixed assets and intangible assets, valuation of goodwill and definite-lived intangibles, income taxes, stock-based compensation and contingencies. Actual results could differ from those estimates.
Revenue Recognition
VMware derives revenues primarily from licensing software under perpetual license, related software maintenance and from training, technical support and consulting services. VMware recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable.
License Revenues
VMware licenses most of its software through its channel of distributors, resellers, system vendors, systems integrators and through its direct sales force. VMware recognizes revenues from the sale of its software licenses upon shipment provided all

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

other revenue recognition criteria have been met. When perpetual software license arrangement is offered with new products that become available on a when and if available basis, revenue associated with these arrangements are recognized ratably over the subscription period.
For software sold by system vendors that is bundled with their hardware, unless the Company has a separate license agreement which governs the transaction, revenue is recognized in arrears upon the receipt of royalty reports.
VMware’s return policy only allows product returns for a refund in very limited circumstances. VMware estimates future product returns at the time of sale based on historical return rates. Returns have not been material to date.
Rebates
Rebates are offered to certain channel partners. When rebates are based on a set percentage of actual sales, rebates are recognized as a reduction of revenues as the underlying revenue is recognized. When rebates are earned upon achievement of a cumulative level of sales, rebates are recognized as a reduction of revenues proportionally for each sale that is required to achieve the target.
Marketing development funds are also offered to certain channel partners. The obligation for marketing development funds is based upon the maximum potential liability and is also recognized as a reduction of revenues concurrent with the recognition of the underlying revenue. The difference between the maximum potential liability recognized and the actual amount paid out has not been material to date.
Services Revenues
Services revenues generally consist of software maintenance, training, technical support, and consulting services. Software maintenance and technical support offerings entitle customers to receive major and minor product upgrades on a when and if available basis and technical support. Revenues relating to software maintenance and technical support offerings are generally recognized ratably over the contract period, which typically ranges from one to five years.
Professional services include design, implementation and training. Professional services are not considered essential to the functionality of VMware’s products as these services do not alter the product capabilities and may be performed by customers or other vendors. Revenues for professional services engagements performed for a fixed fee, for which VMware is able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis. Revenue for professional services engagements billed on a time and materials basis are recognized as the hours are incurred. Revenues on all other professional services engagements are recognized upon completion.
Multiple-Element Arrangements
VMware enters into software-related multiple element revenue arrangements in which a customer may purchase a combination of software, maintenance and technical support, training, and consulting services. If a product or service included in a software-related multiple element arrangements has not been delivered, and is not considered essential to the functionality of the delivered products or services, fair value of each undelivered product and/or service using vendor-specific objective evidence (“VSOE”) must be determined. VSOE is used to allocate a portion of the price to the undelivered products and/or services and the residual method is used to allocate the remaining portion to the delivered products and services. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered products or services, or until all elements of the arrangement have been delivered. However, if the only undelivered element is software maintenance and technical support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that VMware reports in a particular period.
VSOE of fair value for an undelivered element is based on historical stand-alone sales to third parties. In determining VSOE of fair value, VMware requires that the selling prices for a product or service fall within a reasonable pricing range. VMware established VSOE for its software maintenance and technical support services, consulting services and training.
In the event VMware publicly announce specific features or functionalities, entitlements or the release number of an upgrade that has not been made available, and customers will receive that upgrade as part of a current software maintenance contract, a specified upgrade is deemed created. As a result of the specified upgrade, revenues are deferred on purchases made after the announcement date until delivery of the upgrade for those purchases that include the current version of the product subject to the announcement.
Multiple element arrangements may be bundled with a commitment to deliver a product that has not yet been made available. Revenue specific to these arrangements is deferred until all product obligations have been fulfilled. In addition,

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenue specific to arrangements that include subscription software products and professional services are deferred until the professional service obligations have been fulfilled.
For multiple-element arrangements that contain software and non-software elements such as VMware's software as a service subscription offerings, VMware allocates revenue to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy. The relative selling price for each deliverable is determined using VSOE of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, VMware's best estimate of selling price (“BESP”) is used for that deliverable. Once value is allocated to software or software-related elements as a group, revenue is then recognized when the relevant revenue recognition criteria are met.
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
Unearned revenues substantially consist of payments received in advance of revenue recognition for products and services described above. See Note J for further information.
Foreign Currency Translation
The U.S. Dollar is the functional currency of VMware’s foreign subsidiaries. Gains and losses from foreign currency transactions are included in other income (expense), net and were not material on a net basis in any period presented.
Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash
VMware invests primarily in money market funds, highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. All highly liquid investments with maturities of 90 days or less from date of purchase are classified as cash equivalents and all highly liquid investments with maturities of greater than 90 days from date of purchase as short-term investments. Short-term investments are classified as available-for-sale. VMware may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions and strategic investments. Consequently, VMware may or may not hold securities with stated maturities greater than twelve months until maturity.
VMware carries its fixed income investments, as well as its equity investments in public companies that have readily determinable fair values, at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains or losses are included in the consolidated statements of income. Gains and losses on the sale of fixed income securities issued by the same issuer and of the same type are determined using the first-in first-out (“FIFO”) method. When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in the consolidated statements of income.
Cash balances that are restricted pursuant to the terms of various agreements are classified as restricted cash and included in other current and other long-term assets in the accompanying consolidated balance sheets. The amount of restricted cash was not material in any period presented.
As of December 31, 2013, VMware's total cash, cash equivalents and short-term investments were $6,175 million, of which $4,146 million was held outside the U.S.
Allowance for Doubtful Accounts
VMware maintains an allowance for doubtful accounts for estimated losses on uncollectible accounts receivable. The allowance for doubtful accounts considers such factors as creditworthiness of VMware’s customers, historical experience, the age of the receivable and current market and economic conditions.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment, Net
Property and equipment, net are recorded at cost. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful lives of the assets, as follows:

Buildings	Term of underlying land lease
Land improvements	15 years
Furniture and fixtures	5 years
Equipment and software	2 years up to 5 years
Leasehold improvements	Lease term, not to exceed 20 years
Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the consolidated statements of income. Repair and maintenance costs that do not extend the economic life of the underlying assets are expensed as incurred.
Internal-Use Software Development Costs
Costs associated with internal-use software systems during the application development stage are capitalized. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point in which the project is substantially complete and is ready for its intended purpose. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets.
Research and Development and Capitalized Software Development Costs
Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when the product has established technological feasibility has been established and ending when the product is available for general release.
Following the release of vSphere 5 and the comprehensive suite of cloud infrastructure technologies during the third quarter of 2011, management determined that VMware’s go-to-market strategy had changed from single solutions to product suite solutions. As a result of this change in strategy, the related increased importance of interoperability between VMware’s products, the length of time between achieving technological feasibility and general release to customers significantly decreased. During the years ended December 31, 2013 and 2012, software development costs incurred for products during the time period between reaching technological feasibility and general release were not material. Accordingly, software development costs incurred during the years ended December 31, 2013 and 2012 were expensed as incurred.
As of December 31, 2013, all previously capitalized software development costs had been fully amortized. Unamortized software development costs as of December 31, 2012 were $34 million and were included in other assets, net on the consolidated balance sheets.
For the year ended December 31, 2011, VMware capitalized $86 million (including $12 million of stock-based compensation) of costs incurred for the development of software products. Amortization expense from capitalized amounts was $34 million, $71 million and $85 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.
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
Purchased Intangible Assets and Goodwill
Goodwill is evaluated for impairment during the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. VMware elected to perform a quantitative assessment of goodwill with respect to its one reporting unit. In doing so, VMware compared the enterprise fair value to the carrying amount of the reporting unit, including goodwill. VMware concluded that to date there have been no impairments of goodwill.
Purchased intangible assets with finite lives are amortized over their estimated useful lives. During the years ended December 31, 2013, 2012 and 2011, amortization expense was $103 million, $92 million and $65 million, respectively. VMware reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Derivative Instruments
Derivative instruments and hedging activities are measured at fair value and reported as current assets and current liabilities on the consolidated balance sheets, as applicable.
In order to manage VMware’s exposure to foreign currency fluctuations, VMware enters into foreign currency contracts to hedge a portion of VMware’s net outstanding monetary asset and liability positions. These foreign currency forward contracts are generally traded on a monthly basis, with a typical contractual term of 1 month. These forward contracts are not designated as hedging instruments under applicable accounting guidance and therefore are adjusted to fair value through other income (expense), net in the consolidated statements of income.
Starting in the fourth quarter of 2011, VMware entered into forward contracts which it designated as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain foreign currencies. The cash flow hedges are generally traded semi-annually, have maturities of 6 months or less and are adjusted to fair value through accumulated other comprehensive income, net of tax, on the consolidated balance sheets. When the underlying expense transaction occurs, the gains or losses on the forward contract are subsequently reclassified from accumulated other comprehensive income to the related operating expense line item in the consolidated statements of income.
The Company does not enter into speculative foreign exchange contracts for trading purposes. See Note G to the consolidated financial statements for further information.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $27 million, $37 million and $20 million in the years ended December 31, 2013, 2012 and 2011, respectively.
Income Taxes
Income taxes as presented herein are calculated on a separate tax return basis, although VMware is included in the consolidated tax return of EMC. However, certain transactions that VMware and EMC are parties to, are assessed using consolidated tax return rules. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

these funds. However, VMware’s intent is to indefinitely reinvest its non-U.S. earnings in its foreign operations and VMware’s current plans do not demonstrate a need to repatriate them to fund its U.S. operations. At this time, it is not practicable to estimate the amount of tax that may be payable were VMware to repatriate these funds.
The difference between the income taxes payable or receivable that is calculated on a separate return basis and the amount actually paid to or received from EMC pursuant to VMware’s tax sharing agreement is presented as a component of additional paid-in capital. See Note L to the consolidated financial statements for further information.
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
VMware held $37 million of foreign government and agencies securities, of which $8 million was deemed sovereign debt, at December 31, 2013. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada.
VMware provides credit to its customers, including distributors, OEMs, resellers, and end-user customers, in the normal course of business. To reduce credit risk, the Company performs periodic credit evaluations, which consider the customer’s prior payment history and demonstrated financial stability. Additionally, VMware does not recognize revenues or unearned revenues to the extent a customer’s outstanding balance exceeds its credit limit.
As of December 31, 2013, three distributors accounted for 18%, 15% and 11% of VMware’s accounts receivable balance. As of December 31, 2012, three distributors accounted for 19%, 16% and 11% of VMware’s accounts receivable balance.
One distributor accounted for 15% of revenues in each of the years ended December 31, 2013, 2012 and 2011, respectively, and another distributor accounted for 12%, 12% and 11% of revenues in the years ended December 31, 2013, 2012 and 2011, respectively. A third distributor accounted for 11% and 10% of revenues in the years ended December 31, 2013 and 2011, respectively.
Accounting for Stock-Based Compensation
The Black-Scholes option-pricing model is used to determine the fair value of VMware’s stock option awards and ESPP shares. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected term and risk-free interest rates. These assumptions reflect the Company’s best estimates, but these items involve uncertainties based on market and other conditions outside of the Company’s control. VMware restricted stock unit awards, including performance stock unit (“PSU”) awards, are valued based on the Company’s stock price on the date of grant. For those awards expected to vest, which only contain a service vesting feature, compensation cost is recognized on a straight-line basis over the awards’ requisite service periods. Liability-classified awards are recorded at fair value and are included in accrued expenses and other on the consolidated balance sheets with changes in fair value relating to the vested portion of the award recognized as stock-based compensation on the consolidated statements of income.
PSU awards will vest if certain employee-specific or VMware-designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into VMware's Class A common stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the PSUs' requisite service periods. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded in the statement of income and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period.
New Accounting Pronouncement
In February 2013, the Financial Accounting Standards Board (“FASB”) amended the accounting standards requiring companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. VMware adopted this accounting standard update on January 1, 2013 and presents reclassification adjustments from accumulated other comprehensive income in accordance with the requirements of the amended accounting standard in this Annual Report on Form 10-K.
B. Business Combinations, Goodwill and Intangible Assets, Net
Business Combinations
Fiscal Year 2013
In the year ended December 31, 2013, VMware completed two business combinations. On October 10, 2013, VMware acquired Desktone, Inc. (“Desktone”), a provider of desktop-as-a-service for delivering Windows desktops and applications as a cloud service. On February 15, 2013, VMware acquired Virsto Software (“Virsto”), a provider of software that optimizes storage performance and utilization in virtual environments.
The aggregate consideration for these two acquisitions was $289 million, net of cash acquired. The following table summarizes the allocation of the consideration to the fair value of the assets acquired and net liabilities assumed (table in millions):

Intangible assets	$62
Goodwill	233
Deferred tax assets, net	4
Total assets acquired	299
Other assumed liabilities, net of other acquired assets	(10)
Total net liabilities assumed	(10)
Fair value of assets acquired and net liabilities assumed	$289
The excess of the consideration for Desktone and Virsto over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisitions. Management believes that the goodwill represents the synergies expected from combining the technologies of VMware with those of Desktone and Virsto, including complementary products that will enhance the Company’s overall product portfolio. No goodwill was deductible for tax purposes.
The following table summarizes the fair value of the intangible assets acquired by VMware in conjunction with the acquisitions of Desktone and Virsto (amounts in table in millions):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	6	$49
Vendor contracts	8	3
In-process research and development (“IPR&D”)		10
Total intangible assets, net, excluding goodwill		$62
As of December 31, 2013, $9 million of the $10 million in IPR&D shown in the table above was completed and transferred to purchased technology with a weighted-average life of 5 years.
The results of operations of Desktone and Virsto described above have been included in VMware’s consolidated financial statements from their respective date of purchase. Pro forma results of operations have not been presented as the results of the acquired businesses were not material to VMware’s consolidated results of operations in the year ended December 31, 2013 or 2012.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year 2012
Acquisition of Nicira, Inc.
On August 24, 2012, VMware acquired all of the outstanding capital stock of Nicira, a developer of software-defined networking solutions. This acquisition expanded VMware’s product portfolio to provide a suite of software-defined networking capabilities.
The aggregate consideration was $1,100 million, net of cash acquired, including cash of $1,083 million and the fair value of assumed equity attributed to pre-combination services of $17 million. VMware assumed all of Nicira’s unvested stock options and restricted stock outstanding at the completion of the acquisition. The fair value of the assumed equity awards for post-combination services was $152 million and was not included in the consideration transferred. The $152 million is being recognized over the awards' remaining requisite service periods, which extend through the first half of 2016.
In accordance with the merger agreement, the assumed unvested stock options converted into 1 million stock options to purchase VMware Class A common stock. The weighted-average acquisition-date fair value of the stock options was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: i) market price of $92.21 per share, which was the closing price of VMware’s Class A common stock on the acquisition date; ii) expected term of 2.7 years; iii) risk-free interest rate of 0.3%; iv) annualized volatility of 35.7%; and v) no dividend yield. The weighted-average acquisition-date fair value per share of the assumed stock options was $88.39. The assumed restricted stock converted into 1 million shares of restricted VMware Class A common stock. The fair value of the restricted stock was based on the acquisition-date closing price of $92.21 per share for VMware’s Class A common stock.
The following table summarizes the allocation of the consideration to the fair value of the intangible assets acquired and net liabilities assumed on August 24, 2012, and reflects adjustments made through the measurement period to finalize the purchase price allocation (table in millions):

Intangible assets	$335
Goodwill	893
Total intangible assets acquired	1,228
Deferred tax liabilities, net	(77)
Income taxes payable	(50)
Other assumed liabilities, net of other acquired assets	(1)
Total net liabilities assumed	(128)
Fair value of intangible assets acquired and net liabilities assumed	$1,100
No goodwill was deductible for tax purposes.
The following table summarizes the fair value of the intangible assets acquired by VMware in conjunction with the Nicira acquisition (amounts in table in millions):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	7	$266
Trademarks and trade names	10	20
IPR&D		49
Total intangible assets acquired, net, excluding goodwill		$335
As of December 31, 2012, the $49 million of IPR&D shown in the table above was completed and transferred to purchased technology with a weighted-average life of 8 years.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental information on an unaudited pro forma basis, as if Nicira had been acquired on January 1, 2011, is presented as follows (table in millions, except per share amounts):

	For the Year Ended December 31,
	2012	2011
Pro forma adjusted total revenue	$4,607	$3,770
Pro forma adjusted net income	687	611
Pro forma adjusted net income per weighted-average share, diluted for Class A and Class B	$1.58	$1.41
Pro forma adjustments primarily include intangible amortization, stock-based compensation and related tax effects.
Other 2012 Business Combinations
In the year ended December 31, 2012, VMware completed five business combinations in addition to Nicira, which were not material to VMware's consolidated financial statements, either individually or in the aggregate. The aggregate consideration for these five acquisitions was $261 million, net of cash acquired. The following table summarizes the allocation of the consideration to the fair value of the intangible assets acquired and net liabilities assumed (table in millions):

Intangible assets	$88
Goodwill	187
Total intangible assets acquired	275
Deferred tax liabilities, net	(8)
Other assumed liabilities, net of other acquired assets	(6)
Total net liabilities assumed	(14)
Fair value of intangible assets acquired and net liabilities assumed	$261
Of the goodwill acquired, $15 million is deductible for income tax purposes.
Fiscal Year 2011
In year ended December 31, 2011, VMware completed six business combinations, which were not material to VMware's consolidated financial statements, either individually or in the aggregate. The aggregate consideration for these acquisitions was $304 million, net of cash acquired, and includes cash of approximately $304 million and the fair value of equity awards assumed attributed to pre-combination services of approximately $1 million. The following table summarizes the allocation of the consideration to the fair value of the tangible and intangible assets acquired and liabilities assumed (table in millions):

Intangible assets	$105
Goodwill	188
Deferred tax assets, net	23
Total assets acquired	316
Other assumed liabilities, net of acquired assets	(12)
Total net liabilities assumed	(12)
Fair value of assets acquired and net liabilities assumed	$304

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets, Net
The following table summarizes the changes in the carrying amount of intangible assets, net, excluding goodwill for the years ended December 31, 2013 and 2012 (table in millions):

	December 31,
	2013	2012
Balance, beginning of the year	$732	$407
Additions to intangible assets related to business combinations	62	423
Disposition of certain business activities (See Note C)	(54)	—
Contribution to Pivotal (see Note O)	(28)	—
Change in accumulated amortization	(107)	(96)
Other adjustments	2	(2)
Balance, end of the year	$607	$732
As of December 31, 2013, intangible assets, net, excluded intangible assets that were fully amortized as well as goodwill, and consisted of the following (amounts in table in millions):

2013	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$580	$(163)	$417
Leasehold interest	34.9	145	(11)	134
Customer relationships and customer lists	8.7	75	(37)	38
Trademarks and trade names	9.1	24	(7)	17
IPR&D		1	—	1
Total intangible assets, net, excluding goodwill		$825	$(218)	$607
As of December 31, 2012, intangible assets, net, excluding goodwill, consisted of the following (amounts in table in millions):

2012	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.1	$757	$(274)	$483
Leasehold interest	34.9	145	(7)	138
Customer relationships and customer lists	7.3	146	(63)	83
Trademarks and trade names	8.0	45	(17)	28
Other	3.0	3	(3)	—
Total intangible assets, net, excluding goodwill		$1,096	$(364)	$732
Based on intangible assets recorded as of December 31, 2013 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in millions):

2014	$97
2015	95
2016	86
2017	81
2018	69
Thereafter	178
Total	$606

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 (table in millions):

	December 31,
	2013	2012
Balance, beginning of the year	$2,848	$1,759
Increase in goodwill related to business combination	233	1,092
Contribution to Pivotal (see Note O)	(28)	—
Reduction related to disposition of certain business activities	(4)	—
Deferred tax adjustments to purchase price allocations on acquisitions	(20)	(4)
Other adjustments to purchase price allocations on acquisitions	(2)	1
Balance, end of the year	$3,027	$2,848
The deferred tax adjustments relate to the finalization of the fair value estimates for certain acquisitions.
C. Realignment Charges
Realignment Plan
In January 2013, VMware approved and initiated a business realignment plan to streamline its operations. As of the second quarter of 2013, the plan had been substantially completed.
The realignment plan included the elimination of approximately 710 positions and personnel across all major functional groups and geographies. The total cash and non-cash charge of $54 million for workforce reductions was recorded on the consolidated statements of income for the year ended December 31, 2013. In connection with the realignment plan, VMware also recognized other cash and non-cash costs of $14 million primarily associated with asset impairments during the year ended December 31, 2013. Substantially all of the cash-related expenses incurred in connection with the business realignment plan have been paid as of December 31, 2013.
The following table summarizes the activity for the accrued realignment charges for the year ended December 31, 2013 (table in millions):

	For the Year Ended December 31, 2013
	Balance as of January 1, 2013	Realignment Charges	Utilization	Balance as of December 31, 2013	Non-Cash Portion of Utilization
Workforce reductions	$—	$54	$(54)	$—	$(6)
Asset impairments, exit of facilities and other exit costs	—	14	(11)	3	(9)
Total	$—	$68	$(65)	$3	$(15)
Other Related Activities
In connection with VMware's business realignment plan, VMware recognized cumulative pre-tax gains of $44 million during the year ended December 31, 2013 relating to the disposition of certain business activities that were no longer aligned with VMware's core business priorities. The gains recognized in connection with these dispositions were recorded to other income (expense), net on the consolidated statements of income for the year ended December 31, 2013.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computations of basic and diluted net income per share for the years ended December 31, 2013, 2012 and 2011 (table in millions, except per share data):

	For the Year Ended December 31,
	2013	2012	2011
Net income	$1,014	$746	$724
Weighted-average shares, basic for Class A and Class B	429	427	421
Effect of dilutive securities	4	7	11
Weighted-average shares, diluted for Class A and Class B	433	434	432
Net income per weighted-average share, basic for Class A and Class B	$2.36	$1.75	$1.72
Net income per weighted-average share, diluted for Class A and Class B	$2.34	$1.72	$1.68
For both the years ended December 31, 2013 and 2011, stock options to purchase 1 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the year ended December 31, 2012, the number of stock options to purchase shares of VMware Class A common stock that were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive was not material.
For the year ended December 31, 2013, the number of shares of restricted stock that were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive was not material. For the year ended December 31, 2012, 2 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. For the year ended December 31, 2011, no shares of restricted stock were excluded from the diluted earnings per share calculation.
E. Investments
Investments as of December 31, 2013 and 2012 consisted of the following (tables in millions):

	December 31, 2013
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$537	$—	$—	$537
U.S. and foreign corporate debt securities	2,351	6	(3)	2,354
Foreign governments and multi-national agency obligations	37	—	—	37
Municipal obligations	811	3	—	814
Mortgage-backed securities	129	—	(1)	128
Total investments	$3,865	$9	$(4)	$3,870

	December 31, 2012
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$374	$1	$—	$375
U.S. and foreign corporate debt securities	1,545	6	(1)	1,550
Foreign governments and multi-national agency obligations	41	—	—	41
Municipal obligations	973	3	—	976
Asset-backed securities	1	—	—	1
Mortgage-backed securities	79	—	—	79
Total investments	$3,013	$10	$(1)	$3,022

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware evaluated its fixed income investments as of December 31, 2013 and 2012 to determine whether or not any security had experienced an other-than-temporary decline in fair value. As of December 31, 2013 and 2012, VMware did not consider any of its fixed income investments to be other-than-temporarily impaired. Both the realized gains and realized losses on fixed income investments in the years ended December 31, 2013 and 2012 were not material.
Unrealized losses on investments as of December 31, 2013 and 2012, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in millions):

	December 31, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$750	$(3)	$316	$(1)
Mortgage-backed securities	91	(1)	28	—
Total	$841	$(4)	$344	$(1)
As of December 31, 2013, unrealized losses on investments in other investment categories, which have been in a net loss position for less than twelve months, were not material. Additionally, unrealized losses on investments, which have been in a net loss position for twelve months or greater, were not material as of December 31, 2013. As of December 31, 2012, VMware did not have investments in a continuous unrealized loss position for twelve months or greater.
Strategic Investments
VMware evaluated the strategic investments in its portfolio that are accounted under the cost method, to assess whether any of its strategic investments were other-than-temporarily impaired.  VMware uses Level 3 inputs as part of its impairment analysis, including, pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance. The estimated fair value of these investments is considered in VMware's impairment review if any events or changes in circumstances occur that might have a significant adverse effect on their value. During the year ended December 31, 2013, VMware recognized an other-than-temporary impairment charge of approximately $13 million in connection with one of its strategic investments.
During the year ended December 31, 2011, a realized gain of $56 million was recorded in other income (expense), net for the sale of VMware’s investment in Terremark Worldwide, Inc. During the years ended December 31, 2013 and 2012, VMware did not have realized gains or realized losses on strategic investments.
Contractual Maturities
The contractual maturities of investments held at December 31, 2013 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$807	$808
Due after 1 year through 5 years	2,864	2,869
Due after 5 years	194	193
Total investments	$3,865	$3,870
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
VMware’s Level 2 classification includes the remainder of the available-for-sale fixed income securities because these securities are priced using inputs other than quoted prices that are observable either directly or indirectly. The valuation techniques used to measure the fair value of financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. VMware’s procedures include controls to ensure that appropriate fair values

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are recorded such as comparing prices obtained from multiple independent sources. VMware is ultimately responsible for the financial statements and underlying estimates.
Additionally, VMware’s Level 2 classification includes foreign currency forward contracts as the valuation inputs for these are based upon quoted prices and quoted pricing intervals from public data sources. The fair value of these contracts was not material for any period presented.
VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of December 31, 2013 and 2012, and there have been no transfers between fair value measurement levels during the years ended December 31, 2013 and 2012.
The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the consolidated balance sheets, that were required to be measured at fair value as of December 31, 2013 and 2012 (tables in millions):

	December 31, 2013
	Level 1	Level 2	Total
Money-market funds	$1,808	$—	$1,808
U.S. Government and agency obligations	385	152	537
U.S. and foreign corporate debt securities	—	2,366	2,366
Foreign governments and multi-national agency obligations	—	37	37
Municipal obligations	—	816	816
Asset-backed securities	—	—	—
Mortgage-backed securities	—	128	128
Total	$2,193	$3,499	$5,692

	December 31, 2012
	Level 1	Level 2	Total
Money-market funds	$1,125	$—	$1,125
U.S. Government and agency obligations	250	155	405
U.S. and foreign corporate debt securities	—	1,567	1,567
Foreign governments and multi-national agency obligations	—	41	41
Municipal obligations	—	976	976
Asset-backed securities	—	1	1
Mortgage-backed securities	—	79	79
Total	$1,375	$2,819	$4,194
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
Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into foreign currency forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income (loss) on the consolidated balance sheet and is subsequently reclassified to the related operating expense line item in the consolidated statements of income in the same period that the underlying expenses are incurred. For the years ended December 31, 2013, 2012 and 2011, the effective portion of gains or losses reclassified to the consolidated statements of income were not material. Interest charges or “forward points” on VMware’s forward contracts are excluded from the

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assessment of hedge effectiveness and are recorded in other income (expense), net in the consolidated statements of income as incurred.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of December 31, 2013 and 2012, VMware had forward contracts to purchase foreign currency designated as cash flow hedges with a total notional value of $82 million and $9 million, respectively. The fair value of these forward contracts was immaterial as of December 31, 2013 and 2012, and therefore excluded from the fair value tables above. For the years ended December 31, 2013 and 2012, all cash flow hedges were considered effective.
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
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of December 31, 2013 and 2012, VMware had outstanding forward contracts with a total notional value of $498 million and $440 million, respectively. The fair value of these forward contracts was immaterial as of December 31, 2013 and 2012 and therefore excluded from the fair value tables above.
In the years ended December 31, 2013 and 2012, VMware recognized losses of $4 million and $10 million, respectively, on its consolidated statements of income for its foreign currency forward contracts. In the year ended December 31, 2011, VMware recognized a gain of $5 million on its consolidated statement of income for its foreign currency forward contracts.
The net impact of the gains and losses on VMware’s foreign currency forward contracts and the gains and losses associated with the underlying foreign-currency denominated assets and liabilities resulted in net losses of $4 million, $2 million and $1 million in the years ended December 31, 2013, 2012 and 2011, respectively.
H. Property and Equipment, Net
Property and equipment, net, as of December 31, 2013 and 2012 consisted of the following (table in millions):

	December 31,
	2013	2012
Equipment and software	$752	$636
Buildings and improvements	584	438
Furniture and fixtures	77	67
Construction in progress	120	98
Total property and equipment	1,533	1,239
Accumulated depreciation	(688)	(574)
Total property and equipment, net	$845	$665
Depreciation expense was $141 million, $131 million and $126 million in the years ended December 31, 2013, 2012 and 2011, respectively.
In the year ended December 31, 2011, VMware purchased all of the right, title and interest in a ground lease covering the property and improvements located adjacent to VMware's existing Palo Alto, California campus for $225 million. Based upon the respective fair values, $74 million of the purchase price was recorded to property and equipment, net on the consolidated balance sheet representing the estimated fair value of the buildings and site improvements. The remaining $151 million of the $225 million purchase price was for the fair value of the ground lease and the right to develop additional square footage on the parcel. The long-term portion of $147 million was recorded to intangible assets, net with the remainder recorded to other current assets on the consolidated balance sheet.
Concurrent with the closing of the transaction, VMware entered into an amended and restated ground lease for the new property which expires in 2046. VMware will possess the title to the interest and buildings during the duration of the lease. Upon termination of the lease, title will revert to the lessor. The $74 million of buildings and site improvements began depreciating and the $151 million of intangible assets began amortizing from the date they were placed into service through 2046. VMware also entered into an amendment to the ground lease for its existing campus so that the terms of both leases will be 34 years and 11 months from the closing of the purchase agreement. Annual rent payments for the new property were

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

initially approximately $7 million and increase by 3% annually. VMware is also responsible for paying all taxes, insurance and other expenses necessary to operate the parcel.
As of December 31, 2013 and 2012, construction in progress primarily represented buildings and site improvements related to VMware’s Palo Alto campus expansion that had not yet been placed into service.
I. Accrued Expenses and Other
Accrued expenses and other as of December 31, 2013 and 2012 consisted of the following (table in millions):

	December 31,
	2013	2012
Salaries, commissions, bonuses, and benefits	$303	$292
Accrued partner liabilities	135	129
Other	170	223
Total	$608	$644
Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.
J. Unearned Revenues
Unearned revenues as of December 31, 2013 and 2012 consisted of the following (table in millions):

	December 31,
	2013	2012
Unearned license revenues	$465	$463
Unearned software maintenance revenues	3,304	2,755
Unearned professional services revenues	323	243
Total unearned revenues	$4,092	$3,461
Unearned license revenues are either recognized ratably, recognized upon delivery of existing or future products or services, or will be recognized ratably upon delivery of future products or services. Future products include, in some cases, products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive a promotional product at no additional charge. VMware regularly offers product promotions to improve awareness of its emerging products. To the extent promotional products have not been delivered and VSOE of fair value is not established, revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Unearned license revenue may also be recognized ratably, which is generally due to a right to receive unspecified future products.
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are recognized ratably, typically over terms of one to five years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are recognized as the services are delivered.
K. Note Payable to EMC
In June 2011, VMware and EMC amended and restated a promissory note issued by VMware to EMC as a dividend in April 2007 to extend the maturity date of the note to April 16, 2015 and to modify the principal amount of the note to EMC to reflect the outstanding balance of $450 million. The interest rate resets quarterly at the 90-day LIBOR plus 55 basis points. For the years ended December 31, 2013, 2012 and 2011, $4 million, $5 million and $4 million, respectively, of interest expense were recorded related to the note payable. See Note R to the consolidated financial statements for information regarding a note exchange agreement in the aggregate principal amount of $1,500 million entered into between VMware and EMC on January 21, 2014, which exchanges VMware’s promissory note issued to EMC.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

L. Income Taxes
The domestic and foreign components of income before provisions for income taxes were as follows (table in millions):

	For the Year Ended December 31,
	2013	2012	2011
Domestic	$160	$177	$112
International	987	716	682
Total	$1,147	$893	$794
VMware’s provision for income taxes consisted of the following (table in millions):

	For the Year Ended December 31,
	2013	2012	2011
Federal:
Current	$1	$161	$43
Deferred	57	(71)	(24)
	58	90	19
State:
Current	2	13	1
Deferred	6	(7)	11
	8	6	12
Foreign:
Current	72	44	41
Deferred	(5)	7	(2)
	67	51	39
Total provision for income taxes	$133	$147	$70
A reconciliation of VMware’s income tax rate to the statutory federal tax rate is as follows:

	For the Year Ended December 31,
	2013	2012	2011
Statutory federal tax rate	35%	35%	35%
State taxes, net of federal benefit	1%	1%	2%
Tax rate differential for international jurisdictions	(22)%	(22)%	(25)%
U.S. tax credits(1)	(7)%	—%	(6)%
Permanent items and other	5%	3%	3%
Effective tax rate	12%	17%	9%

(1)	The federal research credit was enacted retroactively through December 31, 2013, which was passed by the United States Congress during January 2013.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities are recognized for future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (table in millions):

	December 31,
	2013	2012
Deferred tax assets:
Unearned revenue	$224	$211
Accruals and other	45	43
Stock-based compensation	68	65
Tax credit and net operating loss carryforwards	119	130
Other non-current assets	14	—
Basis difference in investment in business	20	—
Net deferred tax assets	490	449
Valuation allowance	(94)	(64)
Total deferred tax assets	396	385
Deferred tax liabilities:
Property, plant and equipment, net	(70)	(51)
Intangibles and other assets, net	(76)	(55)
Total deferred tax liabilities	(146)	(106)
Total deferred tax assets, net	$250	$279
VMware has U.S. federal net operating loss carryforwards of $129 million from acquisitions made since 2007. These operating loss carryforwards expire at different periods through 2031. Portions of these carryforwards are subject to annual limitations. VMware expects to be able to fully use these net operating losses against future income. Also resulting from acquisitions since 2006, VMware has state net operating loss carryforwards of $223 million expiring at different periods through 2032.
A valuation allowance was recorded to reduce gross deferred tax assets to an amount VMware believes is more likely than not to be realized. VMware determined that the realization of deferred tax assets relating to certain state research and development credits and capital losses did not meet the more likely than not threshold, and accordingly, a valuation allowance was assessed.
VMware has non-U.S. credits of $2 million. U.S. income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries of approximately $2,830 million and $2,002 million at December 31, 2013 and 2012, respectively, because such earnings are considered to be reinvested indefinitely outside of the U.S., or will be remitted substantially free of additional tax. VMware's rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. VMware's international income is primarily earned by VMware's subsidiaries in Ireland, where the statutory tax rate is 12.5%. Recent developments in non-U.S. tax jurisdictions and unfavorable changes in non-U.S. tax laws and regulations could have an adverse effect on VMware’s effective tax rate if earnings are lower than anticipated in countries where the statutory tax rates are lower than the U.S. federal tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware's foreign operations and no provision for U.S. taxes has been provided with respect to such income.
Although VMware files a consolidated federal tax return with EMC, the income tax provision is calculated primarily as though VMware were a separate taxpayer. However, certain transactions that VMware and EMC are parties to, are assessed using consolidated tax return rules.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to the tax sharing agreement, VMware has made payments to EMC and EMC has made payments to VMware. The following table summarizes these payments made between VMware and EMC during the years ended December 31, 2013, 2012 and 2011 (table in millions):

	For the Year Ended December 31,
	2013	2012	2011
Payments from VMware to EMC	$8	$—	$12
Payments from EMC to VMware	32	19	314
Payments between VMware and EMC under the tax sharing agreement relate to VMware's portion of federal income taxes on EMC's consolidated tax return as well as the state payments for combined states. Payments from EMC to VMware relate to periods where VMware had a stand-alone loss for U.S. federal and state income tax purposes or where VMware had federal tax credits in excess of federal tax liabilities. Payments from VMware to EMC are for estimated tax payments primarily for U.S. federal income tax purposes. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. In the year ended December 31, 2013 and 2012, the difference between the amount of tax calculated on a separate-return basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity totaling $3 million and $4 million, respectively. In 2011, the difference between the amount of tax calculated on a separate-return basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholder’s equity of $8 million.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties associated with unrecognized tax benefits, is as follows (table in millions):

	For the Year Ended December 31,
	2013	2012	2011
Balance, beginning of the year	$158	$95	$109
Tax positions related to current year:
Additions	32	12	19
Reductions	—	(4)	(2)
Tax positions related to prior years:
Additions related to acquisitions completed in 2012	—	60	—
Additions	—	—	3
Reductions	(12)	—	(9)
Settlements	(2)	—	(23)
Reductions resulting from a lapse of the statute of limitations	(8)	(4)	(2)
Foreign currency effects	(1)	(1)	—
Balance, end of the year	$167	$158	$95
The net unrecognized tax benefits, including interest and penalties, of $169 million as of December 31, 2013 would, if recognized, benefit VMware’s effective income tax rate. The $169 million of net unrecognized tax benefits were classified as a non-current liability within other liabilities on the consolidated balance sheet. VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $13 million of interest and penalties as of December 31, 2013 and $8 million of interest and penalties as of December 31, 2012 associated with unrecognized tax benefits. Income tax expense for the year ended December 31, 2013 included interest and penalties of $5 million associated with uncertain tax positions.
The U.S. federal income tax audit of the EMC consolidated group for 2009 and 2010 commenced in 2012 and is ongoing as of December 31, 2013. VMware has income tax audits in progress in numerous state, local and international jurisdictions in which it operates. The years that may be examined vary for VMware international jurisdictions, which comprise a significant portion of its operations, with the earliest year being 2008. It is reasonably possible that within the next 12 months audit resolutions could potentially reduce total unrecognized tax benefits by approximately $4 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

M. Commitments and Contingencies
Litigation
VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. In the ordinary course of business, VMware also receives inquiries from and has ongoing discussions with government entities regarding the compliance of its contracting and sales practices with laws and regulations. VMware accrues for a liability when and if a determination has been made that a loss is both probable of occurrence and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. VMware considers the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2013 and December 31, 2012, the amounts accrued were not material. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would also be immaterial to VMware’s consolidated financial position, results of operations and cash flows.
Operating Lease Commitments
VMware leases office facilities and equipment under various operating leases. Facility leases generally include renewal options. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $67 million, $62 million and $56 million, respectively. VMware’s minimum future lease commitments at December 31, 2013 were as follows (table in millions):

2014	$58
2015	53
2016	43
2017	36
2018	32
Thereafter	564
Total minimum lease payments	$786
The amount of the future lease commitments after 2018 is primarily for the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in 2046. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.
Outstanding Obligations
At December 31, 2013, VMware had various contractual commitments aggregating $87 million.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
N. Stockholders’ Equity
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
VMware Equity Plan
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In May 2009, VMware amended its 2007 Plan to increase the number of shares available for issuance by 20 million shares for total shares available for issuance of 100 million. In May 2013, VMware further amended the 2007 Plan to increase the number of shares available for issuance by 13 million shares. The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 2 million shares, which accordingly have been added to the 2007 Plan reserve.
Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock units. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years and expire between six and seven years from the date of grant. Most restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. At December 31, 2013, there were an aggregate of 11 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware Stock Repurchases
The following table summarizes stock repurchase authorizations in the years ended December 31, 2013, 2012 and 2011 (amounts in table in millions):

Authorization Date	Amount Authorized	Expiration Date	Status
August 2013	$700	End of 2015	Open
November 2012	250	End of 2014	Completed in Q4'13
February 2012	600	End of 2013	Completed in Q2'13
February 2011	550	End of 2012	Completed in Q2'12
March 2010	400	End of 2011	Completed in Q1'11
From time to time, future stock repurchases may be made pursuant to the August 2013 authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.
The following table summarizes stock repurchase activity in the years ended December 31, 2013, 2012 and 2011 (table in millions, except per share amounts):

	For the Year Ended December 31,
	2013	2012	2011
Aggregate purchase price	$508	$467	$526
Class A common shares repurchased	7	5	6
Weighted-average price per share	$76.58	$91.10	$88.37
The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital. As of December 31, 2013, the cumulative authorized amount remaining for repurchase was $660 million.
VMware Employee Stock Purchase Plan
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. In May 2013, VMware amended its ESPP to increase the number of shares available for issuance by 8 million shares. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year. As of December 31, 2013, 7 million shares of VMware Class A common stock were available for issuance under the ESPP.
The following table summarizes ESPP activity in the years ended December 31, 2013, 2012 and 2011 (table in millions, except per share amounts):

	For the Year Ended December 31,
	2013	2012	2011
Cash proceeds	$76	$69	$57
Class A common shares purchased	1	1	1
Weighted-average price per share	$65.97	$77.34	$69.81
As of December 31, 2013, $36 million of ESPP withholdings were recorded as a liability on the consolidated balance sheet for the next purchase that occurred during January 2014.
VMware and EMC Stock Options
Prior to the adoption of VMware’s 2007 Plan in June 2007, eligible VMware employees participated in EMC’s equity plans. In August 2007, VMware and EMC completed an exchange offer enabling eligible VMware employees to exchange their options to acquire EMC common stock for options to acquire VMware Class A common stock. VMware employees who did

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

not elect to exchange their EMC options for options to purchase VMware Class A common stock continue to have their existing grants governed under EMC’s stock plans. Additionally, if an employee transferred from EMC to VMware had outstanding EMC options at the date of transfer, the employee typically retains their EMC award which also continues to be governed under the EMC stock plan. Similarly, if an employee transferred from VMware to EMC had outstanding VMware options at the date of transfer, the employee typically retains their VMware award which continues to be governed under the VMware stock plan.
The following table summarizes option activity since January 1, 2011 for VMware and EMC stock options (shares in millions):

	VMware Stock Options		EMC Stock Options
	Number of Shares	Weighted- Average Exercise Price (per share)	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2011	27	$33.54	3	$13.93
Options relating to employees transferred to/from EMC, net	—	—	2	13.53
Forfeited	(1)	40.98	—	—
Exercised	(10)	28.64	(1)	13.58
Outstanding, December 31, 2011	16	35.27	4	13.16
Granted	1	4.67	—	—
Forfeited	(1)	42.07	—	—
Exercised	(6)	30.44	(1)	12.35
Outstanding, December 31, 2012	10	34.36	3	15.12
Granted	1	71.53	—	—
Exercised	(5)	28.12	(1)	15.39
Outstanding, December 31, 2013	6	44.12	2	15.53
Exercisable, December 31, 2013	4	36.45	1	15.12
Vested and expected to vest, December 31, 2013	6	42.84	2	15.51
The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.
As of December 31, 2013, for the VMware stock options, the weighted-average remaining contractual term was 1.8 years and the aggregate intrinsic value was $209 million for the 4 million exercisable shares. For the 6 million options vested and expected to vest at December 31, 2013, the weighted-average remaining contractual term was 3.2 years and the aggregate intrinsic value was $261 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware’s closing stock price of $89.71 as of December 31, 2013, which would have been received by the option holders had all in-the-money options been exercised as of that date.
As of December 31, 2013, for the EMC stock options, the weighted-average remaining contractual term was 4.3 years and the aggregate intrinsic value was $15 million for the 1 million exercisable shares. For the 2 million shares vested and expected to vest at December 31, 2013, the weighted-average remaining contractual term was 4.5 years and the aggregate intrinsic value was $16 million. These aggregate intrinsic values represent the total pre-tax intrinsic values based on EMC’s adjusted closing stock price of $25.05 as of December 31, 2013, which would have been received by the option holders had all in-the-money options been exercised as of that date.
The options exercised in the years ended December 31, 2013, 2012 and 2011 had a pre-tax intrinsic value of $256 million, $443 million and $648 million, respectively.
Cash proceeds from the exercise of EMC stock options paid to EMC were $11 million, $9 million and $12 million for the years ended December 31, 2013, 2012 and 2011, respectively. The pre-tax intrinsic value of EMC stock options held by VMware employees that were exercised during the years ended December 31, 2013, 2012 and 2011 were $8 million, $11 million and $12 million, respectively.

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
VMware restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain of VMware's executives and employees. The PSU awards include performance conditions, and certain awards also include a time-based vesting component. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 3.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued.
The following table summarizes restricted stock activity since January 1, 2011 (units in millions):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2011	10	$54.17
Granted	5	91.51
Vested	(4)	48.47
Forfeited	(1)	64.70
Outstanding, December 31, 2011	10	72.74
Granted	8	101.73
Vested	(4)	69.01
Forfeited	(2)	81.53
Outstanding, December 31, 2012	12	91.93
Granted	7	76.20
Vested	(4)	83.21
Forfeited	(2)	90.55
Outstanding, December 31, 2013	13	85.85
As of December 31, 2013, the 13 million of units outstanding included 12 million of RSUs and 1 million of PSUs.
The total fair value of VMware restricted stock, including restricted stock and restricted stock units, that vested in the years ended December 31, 2013, 2012 and 2011 was $340 million, $347 million and $356 million, respectively. As of December 31, 2013, restricted stock representing 13 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,153 million based on VMware’s closing price as of December 31, 2013.
VMware Shares Repurchased for Tax Withholdings
In the years ended December 31, 2013, 2012 and 2011 VMware repurchased and retired or withheld 2 million, 2 million and 1 million shares, respectively, of Class A common stock, for $126 million, $136 million and $122 million, respectively, to cover tax withholding obligations. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation
The following table summarizes the components of total stock-based compensation included in VMware’s consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 (table in millions):

	For the Year Ended December 31,
	2013	2012	2011
Cost of license revenues	$2	$2	$2
Cost of services revenues	29	28	23
Research and development	227	210	174
Sales and marketing	144	150	96
General and administrative	56	48	40
Realignment	6	—	—
Stock-based compensation	464	438	335
Income tax benefit	(136)	(132)	(98)
Total stock-based compensation, net of tax	$328	$306	$237
For the years ended December 31, 2013 and 2012, no costs were capitalized for the development of software products. For the year ended 2011, VMware capitalized $12 million of stock-based compensation associated with capitalized software development.
From time to time, VMware issues equity awards that have a guaranteed amount of value and are classified as liability awards on VMware’s consolidated balance sheet. As of December 31, 2013, liability-classified awards with an aggregate guaranteed value of $22 million were outstanding. Upon vesting, these grants will be settled in shares based upon the stock price or a trailing average stock price on a date determined by the terms of each individual award. During the year ended December 31, 2013, $25 million of liability-classified awards were reclassified to additional paid-in capital upon vesting.
As of December 31, 2013, the total unrecognized compensation cost for stock options and restricted stock was $823 million. This non-cash expense will be recognized through 2017 with a weighted-average remaining period of 1.5 years. Stock-based compensation related to both VMware and EMC equity awards held by VMware employees is recognized on VMware's consolidated statements of income over the awards' requisite service periods.
Fair Value of VMware Options
The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2013	2012	2011
Dividend yield	None	None	None
Expected volatility	38.5%	35.8%	37.7%
Risk-free interest rate	0.9%	0.3%	1.0%
Expected term (in years)	3.6	2.7	3.0
Weighted-average fair value at grant date	$29.47	$80.45	$88.40

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2013	2012	2011
Dividend yield	None	None	None
Expected volatility	32.9%	37.8%	34.9%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$20.45	$23.36	$23.69

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware's stock on the date of grant.
For equity awards granted in the years ended December 31, 2013, 2012 and 2011, volatility was based on an analysis of historical stock prices and implied volatilities of VMware’s Class A common stock or those of publicly-traded companies with similar characteristics, as applicable. The expected term was calculated based upon an analysis of the expected term of similar grants of comparable publicly-traded companies, VMware's Class A common stock, the term of the purchase period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
Accumulated Other Comprehensive Income
The changes in components of accumulated other comprehensive income in the year ended December 31, 2013 were as follows (table in millions):

	Unrealized Gains on Available-for-Sale Securities	Total
Balance, January 1, 2013	$6	$6
Amounts reclassified from accumulated other comprehensive income to the consolidated statement of income, net of taxes of $(1)	(2)	(2)
Other comprehensive loss, net	(2)	(2)
Balance, December 31, 2013	$4	$4
Gains (losses) on VMware’s available-for-sale securities are reclassified to investment income on the consolidated statement of income in the same period that they are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the consolidated statement of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense line items on the consolidated statements of income in the year ended December 31, 2013 were not material.
O. Related Parties
EMC Reseller Arrangement, Other Services and Note Payable
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in revenues and receipts and unearned revenues for VMware:

•	Pursuant to an ongoing reseller arrangement with EMC, EMC bundles VMware's products and services with EMC's products and sells them to end-users.

•	EMC purchases products and services from VMware for internal use.

•	VMware recognizes revenues for professional services based upon such contractual agreements with EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and EMC pays VMware for services that VMware provides to EMC in connection with such projects.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information about VMware's revenues and receipts and unearned revenues from such arrangements with EMC for the years ended December 31, 2013, 2012 and 2011 consisted of the following (table in millions):

	Revenues and Receipts from EMC			Unearned Revenues from EMC
	For the Year Ended December 31,			As of December 31,
	2013	2012	2011	2013	2012
Reseller revenues	$141	$141	$72	$188	$149
Professional services revenues	72	82	66	12	3
Internal-use revenues	32	9	3	20	28
Collaborative technology project receipts	7	7	2	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware and EMC have ongoing arrangements pursuant to which VMware purchases products and services for internal use from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware's behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware's consolidated statements of income and primarily include salaries, benefits, travel and rent. EMC also incurs certain administrative costs on VMware's behalf in the U.S. that are recorded as expenses in VMware's consolidated statements of income.

•	VMware incurs interest expense on its note payable with EMC. See Note K and R to the consolidated financial statements for further information.
Information about VMware's costs from such arrangements with EMC for the years ended December 31, 2013, 2012 and 2011 consisted of the following (table in millions):

	For the Year Ended December 31,
	2013	2012	2011
Purchases of products and services	$56	$42	$24
Collaborative technology project costs	13	n/a	n/a
EMC subsidiary support and administrative costs	128	106	83
Interest expense on note payable	4	5	4
In the fourth quarter of 2013, VMware and EMC modified an existing technology licensing arrangement. Pursuant to the modified arrangement, VMware received certain rights to developed technology for a lump-sum payment of $26 million, which was included in amounts due to related parties, net on the consolidated balance sheets as of December 31, 2013. The license of technology was accounted for as a transaction by entities under common control. Accordingly, an intangible asset of $2 million was recognized and was derived by allocating the value ascribed to the licensed technology based upon the relative fair market values of the technology to each party. The difference between the asset recorded and the consideration due was primarily recognized as a reduction in capital from EMC on the statement of stockholders' equity. In addition to the license of the technology, VMware will pay EMC for support and for development collaboration. These amounts are included in collaborative technology project costs in the table above.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gelsinger’s EMC awards will be recognized on VMware’s consolidated statements of income over the awards’ remaining requisite service periods. Effective September 1, 2012, stock-based compensation related to Paul Maritz’s VMware awards will not be recognized by VMware.
Mozy
In 2011, VMware acquired certain assets relating to EMC’s Mozy cloud-based data storage and data center services, including certain data center assets and a license to certain intellectual property. EMC retained ownership of the Mozy business and its remaining assets and continued to be responsible to Mozy customers for Mozy products and services and to recognize revenue from such products and services. VMware entered into an operational support agreement with EMC through the end of 2012, pursuant to which VMware took over responsibility to operate the Mozy service on behalf of EMC. Pursuant to the support agreement, costs incurred by VMware to support EMC’s Mozy services, plus a mark-up intended to approximate third-party costs and a management fee, were reimbursed to VMware by EMC. In the fourth quarter of 2012, the operational support agreement between VMware and EMC was amended such that VMware would no longer operate the Mozy service on behalf of EMC. Under the amendment, VMware transferred substantially all employees that support Mozy services to EMC and EMC purchased certain assets from VMware in relation to transferred employees. The termination of service and related transfer of employees and sale of assets was substantially completed during the first quarter of 2013. Amounts reimbursed by EMC to VMware to operate Mozy were immaterial in the year ended December 31, 2013, and $65 million and $39 million in the years ended December 31, 2012 and 2011, respectively. These amounts were recorded as a reduction to the costs VMware incurred.
Joint Contribution of Assets with EMC to Pivotal
During 2013, VMware transferred certain assets and liabilities to Pivotal. VMware contributed certain assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to certain of its Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. During the year ended December 31, 2013, VMware transferred approximately 415 VMware employees to Pivotal.
VMware received preferred equity interests in Pivotal equal to approximately 31% of Pivotal’s outstanding shares in exchange for its contributions. Additionally, VMware and Pivotal entered into an agreement pursuant to which VMware will act as the selling agent for the products and services it contributed to Pivotal in exchange for a customary agency fee. In the year ended December 31, 2013, VMware recognized revenues of $5 million from its contractual arrangement with Pivotal. VMware also agreed to provide various transition services to Pivotal. Pursuant to the support agreement, costs incurred by VMware to support Pivotal services are reimbursed to VMware by Pivotal. During the year ended December 31, 2013, VMware provided transition services of $12 million that are reimbursable by Pivotal and which were recorded as a reduction to the costs VMware incurred. Additionally, VMware purchased products and services for internal use from Pivotal for $7 million in the year ended December 31, 2013.
The book value of all contributed assets and the liabilities assumed by Pivotal, with the exception of intangible assets and goodwill, was based on the book values of those assets and liabilities specific to those particular products and services. For intangible assets and goodwill, the book value contributed was based on the relative fair value of the contributed assets applicable to Pivotal.
The following table summarizes the assets VMware contributed to Pivotal and the liabilities Pivotal assumed from VMware (table in millions):

Accounts receivable	$4
Property and equipment, net	1
Intangible assets	28
Goodwill	28
Total assets	61
Accounts payable, accrued liabilities and other, net	(7)
Unearned revenues	(71)
Total liabilities	(78)
Total liabilities, net assumed by Pivotal	$(17)
Of the $71 million in unearned revenues assumed by Pivotal on April 1, 2013, $32 million related to unearned license revenues and $39 million related to unearned services revenues.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware's ownership interest in Pivotal is 28% as of December 31, 2013 as a result of investments made by a third-party strategic investor. As Pivotal assumed a net liability from VMware, the investment carried by VMware has a cost basis of zero. Thus the net liability assumed by Pivotal of $17 million as of December 31, 2013 was classified to additional paid-in capital on VMware’s consolidated balance sheet.
Due To/From Related Parties, Net
As a result of the related-party transactions with EMC and Pivotal described above, amounts due to and from related parties, net as of December 31, 2013 and 2012 consisted of the following (table in millions):

	As of December 31,
	2013	2012
Due to EMC	$(92)	$(44)
Due from EMC	93	112
Due to Pivotal	(22)	n/a
Due from Pivotal	3	n/a
Due from (to) related parties, net	$(18)	$68

Income tax payable due to EMC	$(22)	$(32)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC. See Note L to the consolidated financial statements for further information.
P. Segment Information
VMware operates in one reportable operating segment, thus all required financial segment information can be found in the consolidated financial statements. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Revenues by geographic area for the years ended December 31, 2013, 2012 and 2011 were as follows (table in millions):

	For the Year Ended December 31,
	2013	2012	2011
United States	$2,485	$2,229	$1,824
International	2,722	2,376	1,943
Total	$5,207	$4,605	$3,767
It is not practicable for VMware to determine revenues by country other than the United States for the years ended December 31, 2013, 2012 and 2011.
One customer accounted for 15% of revenues in each of the years ended December 31, 2013, 2012 and 2011, respectively, and another customer accounted for 12%, 12% and 11% of revenues in the years ended December 31, 2013, 2012 and 2011, respectively. A third customer accounted for 11% and 10% of revenues in the years ended December 31, 2013 and 2011, respectively.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of December 31, 2013 and 2012 were as follows (table in millions):

	December 31,
	2013	2012
United States	$741	$563
International	58	51
Total	$799	$614

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

No individual country other than the United States accounted for 10% or more of these assets as of December 31, 2013 and 2012, respectively.
VMware's product and service solutions are organized into three main product groups:

•	SDDC

•	End-User Computing

•	Hybrid Cloud Computing
VMware develops and markets product and service offerings within each of these three product groups. Additionally, synergies are leveraged across these three product areas. VMWare's products and service solutions from each of its product groups may also be bundled as part of an ELA arrangement. Accordingly, it is not practicable to determine revenue by each of the three product groups described above, however, the majority of revenues during fiscal 2013, 2012, and 2011 were derived from the SDDC product group.
Q. Selected Quarterly Financial Data (unaudited)
Quarterly financial data for 2013 and 2012 were as follows (tables in millions, except per share amounts):

2013	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Revenues	$1,191	$1,243	$1,289	$1,483
Net income	174	244	261	335
Net income per share, basic	$0.41	$0.57	$0.61	$0.78
Net income per share, diluted	$0.40	$0.57	$0.60	$0.77

2012	Q1 2012	Q2 2012	Q3 2012	Q4 2012
Revenues	$1,055	$1,123	$1,134	$1,293
Net income	191	192	157	206
Net income per share, basic	$0.45	$0.45	$0.37	$0.48
Net income per share, diluted	$0.44	$0.44	$0.36	$0.47
R. Subsequent Events
On February 24, 2014, VMware acquired A.W.S. Holding, LLC (“AirWatch Holding”), the sole member and equity holder of AirWatch LLC (“AirWatch”). AirWatch is a leader in enterprise mobile management and security solutions. This acquisition expands VMware's portfolio of mobile solutions.
The estimated consideration includes approximately $1,181 million in cash and approximately $364 million of installment payments and assumed unvested equity. The acquisition was funded through a combination of balance sheet cash and proceeds from $1,050 million of additional debt provided by EMC.
EMC Promissory Notes
On January 21, 2014, in connection with VMware's acquisition of AirWatch, VMware and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. This amount includes, $450 million that was exchanged for the $450 million promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be repaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2013. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
4.1	Form of specimen common stock certificate		S-1/A-4	7/27/2007
10.1	Form of Master Transaction Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.2	Form of Administrative Services Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.3	Form of Tax Sharing Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC Corporation		S-1/A-1	6/11/2007
10.5	Form of Employee Benefits Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.6	Form of Real Estate License Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.7+	Form of Indemnification Agreement for directors and executive officers		S-1/A-1	6/11/2007
10.8+	2007 Equity and Incentive Plan, as amended and restated May 29, 2013		S-8	6/20/2013
10.9	Amended and Restated Promissory Note between VMware, Inc. and EMC Corporation dated June 11, 2011		10-Q	8/3/2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.10	Form of Insurance Matters Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.11+	Form of Option Agreement, as amended June 13, 2013		10-Q	8/2/2013
10.12+	Form of Restricted Stock Unit Agreement, as amended June 13, 2013		10-Q	8/2/2013
10.13	2007 Employee Stock Purchase Plan, as amended and restated November 14, 2013	X
10.14	Form of Early Exercise Option Agreement		S-1/A-2	7/27/2007
10.17+	Letter Agreement between VMware, Inc. and Patrick Gelsinger dated September 14, 2012		10-K	2/27/2013
10.18+	Letter Agreement between VMware, Inc. and Dawn Smith dated September 16, 2009		10-K	3/1/2010
10.19	First Amendment to Tax Sharing Agreement between VMware, Inc. and EMC Corporation effective as of January 1, 2011		10-Q	5/4/2011
10.20+	Executive Bonus Program, as amended and restated August 14, 2013		10-Q	11/7/2013
10.21	Agreement of Purchase and Sale Agreement between Roche Palo Alto LLC and VMware, Inc. dated March 16, 2011		10-Q	8/3/2011
10.22	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)		10-Q	8/3/2011
10.23	Ground Lease between 3401 Hillview LLC. and the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006,		10-Q	8/3/2011
10.24+	Letter Agreement between VMware, Inc. and Jonathan Chadwick dated October 12, 2012		10-K	2/27/2013
10.25+	Form of Performance Stock Unit Agreement, as amended August 14, 2013		10-Q	11/7/2013
10.26+	Non-Qualified Deferred Compensation Plan, effective as of January 1, 2014	X
10.27+	Non-Qualified Deferred Compensation Plan Adoption Agreement, effective as of January 1, 2014	X
10.28+	Letter Agreement between VMware, Inc. and Sanjay Poonen dated July 18, 2013	X
21.1	List of subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	February 25, 2014	By:	/s/ Patrick P. Gelsinger
Patrick P. Gelsinger Chief Executive Officer

Dated:	February 25, 2014	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Patrick P. Gelsinger, Jonathan C. Chadwick and S. Dawn Smith, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Date	Signature	Title

February 25, 2014	/s/ Patrick P. Gelsinger	Chief Executive Officer and Director (Principal Executive Officer)
Patrick P. Gelsinger

February 25, 2014	/s/ Jonathan C. Chadwick	Chief Financial Officer and Executive Vice President (Principal Financial Officer)
Jonathan C. Chadwick

February 25, 2014	/s/ Joseph M. Tucci	Chairman
Joseph M. Tucci

February 25, 2014	/s/ Michael W. Brown	Director
Michael W. Brown

February 25, 2014	/s/ Pamela J. Craig	Director
Pamela J. Craig

February 25, 2014	/s/ John R. Egan	Director
John R. Egan

February 25, 2014	/s/ David I. Goulden	Director
David I. Goulden

February 25, 2014	/s/ Paul A. Maritz	Director
Paul A. Maritz

February 25, 2014	/s/ Dennis D. Powell	Director
Dennis D. Powell

February 25, 2014	/s/ David N. Strohm	Director
David N. Strohm

VMWARE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to General and Administrative Expenses	Charged to Other Accounts	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2013 allowance for doubtful accounts	$4	$(2)	$—	$—	$2
Year ended December 31, 2012 allowance for doubtful accounts	4	1	—	(1)	4
Year ended December 31, 2011 allowance for doubtful accounts	5	(1)	—	—	4

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended December 31, 2013 income tax valuation allowance	$64	$32	$—	$(2)	$94
Year ended December 31, 2012 income tax valuation allowance	57	7	—	—	64
Year ended December 31, 2011 income tax valuation allowance	36	23	—	(2)	57