Form 10-K/A
period 2013-12-31
VMWARE, INC.
filed 2014-04-21
CIK 1124610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2014. The Proxy Statement was filed by the registrant with the Securities and Exchange Commission on April 16, 2014, within 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the VMware, Inc. (“VMware”) Annual Report (“Annual Report”) on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”), is being filed solely for the purposes of amending (i) Part II, Item 9A to include Management’s Report on Internal Control over Financial Reporting; and (ii) Part IV, Item 15 to add the references in subsection (a) to documents included in the Original Filing and to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act.

As disclosed in Management’s Report on Internal Control over Financial Reporting provided in this Amendment No. 1, management performed and completed its assessment of VMware’s internal controls over financial reporting as of December 31, 2013 prior to the Original Filing. The section was inadvertently omitted from the Original Filing due to administrative error.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 9A and Part IV, Item 15 of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART II

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the Annual Report:

1.	Financial statements

The financial statements listed in the Index to Consolidated Financial Statements on page 56 of the Original Filing are filed as part of the Annual Report (refer to Item 8. Financial Statements and Supplementary Data on page 56 of the Original Filing) and are incorporated by reference herein

2.	Financial statement schedule

Schedule II—Valuation and Qualifying Accounts provided on page 98 of the Original Filing is incorporated by reference herein.

All other schedules have been omitted from the Annual Report because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

3.	Exhibits

See (b) below.

(b)	The exhibits listed on the Index to Exhibits below are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

None

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith		Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation			S-1/A-2	7/9/2007

3.2	Amended and Restated Bylaws			8-K	3/8/2011

4.1	Form of specimen common stock certificate			S-1/A-4	7/27/2007

10.1	Form of Master Transaction Agreement between VMware, Inc. and EMC Corporation			S-1/A-2	7/9/2007

10.2	Form of Administrative Services Agreement between VMware, Inc. and EMC Corporation			S-1/A-2	7/9/2007

10.3	Form of Tax Sharing Agreement between VMware, Inc. and EMC Corporation			S-1/A-2	7/9/2007

10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC Corporation			S-1/A-1	6/11/2007

10.5	Form of Employee Benefits Agreement between VMware, Inc. and EMC Corporation			S-1/A-2	7/9/2007

10.6	Form of Real Estate License Agreement between VMware, Inc. and EMC Corporation			S-1/A-2	7/9/2007

10.7+	Form of Indemnification Agreement for directors and executive officers			S-1/A-1	6/11/2007

10.8+	2007 Equity and Incentive Plan, as amended and restated May 29, 2013			S-8	6/20/2013

10.9	Amended and Restated Promissory Note between VMware, Inc. and EMC Corporation dated June 11, 2011			10-Q	8/3/2011

10.10	Form of Insurance Matters Agreement between VMware, Inc. and EMC Corporation			S-1/A-2	7/9/2007

10.11+	Form of Option Agreement, as amended June 13, 2013			10-Q	8/2/2013

10.12+	Form of Restricted Stock Unit Agreement, as amended June 13, 2013			10-Q	8/2/2013

10.13	2007 Employee Stock Purchase Plan, as amended and restated November 14, 2013	X	**

10.14	Form of Early Exercise Option Agreement			S-1/A-2	7/27/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith		Form/ File No.	Date

10.17+	Letter Agreement between VMware, Inc. and Patrick Gelsinger dated September 14, 2012			10-K	2/27/2013

10.18+	Letter Agreement between VMware, Inc. and Dawn Smith dated September 16, 2009			10-K	3/1/2010

10.19	First Amendment to Tax Sharing Agreement between VMware, Inc. and EMC Corporation effective as of January 1, 2011			10-Q	5/4/2011

10.20+	Executive Bonus Program, as amended and restated August 14, 2013			10-Q	11/7/2013

10.21	Agreement of Purchase and Sale Agreement between Roche Palo Alto LLC and VMware, Inc. dated March 16, 2011			10-Q	8/3/2011

10.22	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)			10-Q	8/3/2011

10.23	Ground Lease between 3401 Hillview LLC. and the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006,			10-Q	8/3/2011

10.24+	Letter Agreement between VMware, Inc. and Jonathan Chadwick dated October 12, 2012			10-K	2/27/2013

10.25+	Form of Performance Stock Unit Agreement, as amended August 14, 2013			10-Q	11/7/2013

10.26+	Non-Qualified Deferred Compensation Plan, effective as of January 1, 2014	X	**

10.27+	Non-Qualified Deferred Compensation Plan Adoption Agreement, effective as of January 1, 2014	X	**

10.28+	Letter Agreement between VMware, Inc. and Sanjay Poonen dated July 18, 2013	X	**

21.1	List of subsidiaries	X	**

23.1	Consent of PricewaterhouseCoopers LLP	X	**

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	**

101.INS	XBRL Instance Document	X	**

101.SCH	XBRL Taxonomy Extension Schema	X	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	**

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	**

+	Management contract or compensatory plan or arrangement
**	Previously filed as like-numbered exhibit to Original Filing and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated: April 18, 2014	By:	/s/ Jonathan Chadwick
Chief Financial Officer and Executive Vice President (Principal Financial Officer)