Form 10-Q
period 2014-03-31
VMWARE, INC.
filed 2014-05-01
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period            from            to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2014, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 430,515,393 of which 130,515,393 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, vSphere, vCloud, vCenter, VMware View, vCloud Suite, Horizon Suite, VMware NSX, Virtual SAN, vCloud Hybrid Service, AirWatch, vShield, Desktone, Dynamic Ops, Nicira, Wanova and Virsto are registered trademarks or trademarks of VMware in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Revenues:
License	$561	$488
Services	799	703
Total revenues	1,360	1,191
Operating expenses (1):
Cost of license revenues	50	57
Cost of services revenues	151	125
Research and development	293	271
Sales and marketing	474	417
General and administrative	151	98
Realignment charges	—	63
Operating income	241	160
Investment income	9	8
Interest expense with EMC	(5)	(1)
Other income (expense), net	—	(3)
Income before income taxes	245	164
Income tax provision (benefit)	46	(9)
Net income	$199	$173
Net income per weighted-average share, basic for Class A and Class B	$0.46	$0.41
Net income per weighted-average share, diluted for Class A and Class B	$0.46	$0.40
Weighted-average shares, basic for Class A and Class B	430,546	428,005
Weighted-average shares, diluted for Class A and Class B	434,729	432,631
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$1	$1
Cost of services revenues	9	7
Research and development	60	62
Sales and marketing	41	36
General and administrative	17	14
Realignment charges	—	5
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Net income	$199	$173
Other comprehensive income:
Changes in market value of available-for-sale securities:
Unrealized gains, net of taxes of $1 for all periods	1	1
Reclassification of (gains) realized during the period, net of taxes of $0 for all periods	—	(1)
Total other comprehensive income	1	—
Total comprehensive income, net of taxes	$200	$173
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,788	$2,305
Short-term investments	3,828	3,870
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	830	1,220
Deferred tax assets	201	190
Other current assets	150	96
Total current assets	7,797	7,681
Property and equipment, net	886	845
Other assets, net	190	107
Deferred tax assets	89	60
Intangible assets, net	831	607
Goodwill	3,906	3,027
Total assets	$13,699	$12,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93	$109
Accrued expenses and other	596	608
Due to related parties, net	26	18
Unearned revenues	2,572	2,558
Total current liabilities	3,287	3,293
Note payable to EMC	1,500	450
Unearned revenues	1,600	1,534
Other liabilities	242	234
Total liabilities	6,629	5,511
Contingencies (see Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 130,884 and 130,349 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	3,550	3,496
Accumulated other comprehensive income	5	4
Retained earnings	3,511	3,312
Total stockholders’ equity	7,070	6,816
Total liabilities and stockholders’ equity	$13,699	$12,327
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net income	$199	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	91
Stock-based compensation	128	116
Excess tax benefits from stock-based compensation	(15)	(22)
Deferred income taxes, net	(29)	(28)
Non-cash realignment charges	—	14
Other	1	(2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	418	380
Other assets	(29)	(41)
Due to/from related parties, net	33	59
Accounts payable	(11)	(8)
Accrued expenses	(104)	(115)
Income taxes payable	41	2
Unearned revenues	35	57
Net cash provided by operating activities	750	676
Investing activities:
Additions to property and equipment	(77)	(78)
Purchases of available-for-sale securities	(531)	(737)
Sales of available-for-sale securities	411	486
Maturities of available-for-sale securities	153	182
Business acquisitions, net of cash acquired	(1,068)	(184)
Increase in restricted cash	(76)	(1)
Other investing	(10)	1
Net cash used in investing activities	(1,198)	(331)
Financing activities:
Proceeds from issuance of common stock	88	68
Proceeds from issuance of note payable to EMC	1,500	—
Repayment of note payable to EMC	(450)	—
Reduction in capital from EMC	(24)	—
Repurchase of common stock	(169)	(182)
Excess tax benefits from stock-based compensation	15	22
Shares repurchased for tax withholdings on vesting of restricted stock	(29)	(22)
Net cash provided by (used in) financing activities	931	(114)
Net increase in cash and cash equivalents	483	231
Cash and cash equivalents at beginning of the period	2,305	1,609
Cash and cash equivalents at end of the period	$2,788	$1,840
Non-cash items:
Changes in capital additions, accrued but not paid	$(7)	$(13)
Fair value of stock options assumed in acquisition	24	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2014. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2013 Annual Report on Form 10-K.
As of March 31, 2014, EMC held approximately 79.6% of VMware’s outstanding common stock and 97.2% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements.
Management believes the assumptions underlying the condensed consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC and Pivotal Software, Inc. (“Pivotal”, previously known as “GoPivotal, Inc.”) may not be considered arm’s length with an unrelated third party. Therefore, the financial statements included herein may not necessarily reflect the financial position, results of operations and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s financial position, results of operations and cash flows will be in the future if and when VMware contracts at arm’s length with unrelated third parties for the services the Company receives from and provides to EMC and Pivotal.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of VMware and its subsidiaries after elimination of intercompany transactions and account balances between VMware and its subsidiaries. All intercompany transactions with EMC and Pivotal in the condensed consolidated statements of cash flows will be settled in cash, and changes in the current intercompany balances are presented as a component of cash flows from operating, investing and financing activities.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

B. Business Combinations, Goodwill and Intangible Assets, Net
Business Combinations
On February 24, 2014, VMware acquired for cash all of the outstanding membership units of A.W.S. Holding, LLC (“AirWatch Holding”), the sole member and equity holder of AirWatch LLC (“AirWatch”). AirWatch is a leader in enterprise mobile management and security solutions. VMware acquired AirWatch to expand VMware's solutions within the enterprise mobile and security space. The total preliminary purchase price of $1,128 million included cash of $1,104 million and the fair value of assumed unvested equity attributed to pre-combination services totaling $24 million.
Merger consideration totaling $300 million, including $75 million being held in escrow, will be payable to certain employees of AirWatch subject to specified future employment conditions and will be recognized as expense over the requisite service period on a straight-line basis. Compensation expense totaling $19 million was recognized from the date of acquisition through March 31, 2014.
VMware assumed all of AirWatch's unvested stock options and restricted stock outstanding at the completion of the acquisition with an estimated fair value of $134 million. Of the total consideration, $24 million was allocated to the purchase price and $110 million was allocated to future services and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.4 was applied to convert AirWatch's outstanding stock awards into shares of VMware's common stock.
The following table summarizes the preliminary allocation of the consideration to the fair value of the assets acquired and liabilities assumed (table in millions):

Cash	$36
Other current assets	60
Intangible assets	250
Goodwill	879
Other acquired assets	17
Total assets acquired	1,242
Unearned revenues	(45)
Other assumed liabilities	(69)
Total liabilities assumed	(114)
Fair value of assets acquired and liabilities assumed	$1,128
The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on management's estimates and assumptions. The preliminary allocation of the purchase price was based on a preliminary valuation and assumptions and is subject to change within the purchase price allocation period. Additionally, indirect taxes, income taxes payable and deferred taxes may be subject to change as additional information is received and tax returns are finalized. VMware expects to finalize the allocation of purchase consideration as soon as practicable and no later than one year from the acquisition date.
Management expects that the majority of goodwill and identifiable intangible assets will be deductible for U.S. income tax purposes.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the components of the intangible assets acquired and their estimated useful lives by VMware in conjunction with the acquisitions of AirWatch (amounts in table in millions):

	Useful Lives (in years)	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	2 - 6	5.9	$118
Customer relationships and customer lists	2 - 8	7.9	78
Trademarks and tradenames	8	8	40
Other	2 - 8	3.2	14
Total intangible assets, net, excluding goodwill			$250
The following net income pro forma financial information summarizes the combined net income for VMware and AirWatch, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined at the beginning of the Company’s fiscal year 2013. The amount of revenue of AirWatch was not considered material, and as such, has not been included in the unaudited pro forma financial information disclosure below.
Supplemental information on an unaudited pro forma basis, as if AirWatch had been acquired on January 1, 2013, is presented as follows (table in millions):

	For the Three Months Ended March 31,
	2014	2013
Pro forma adjusted net income	$162	$114
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2014 (table in millions):

Balance, January 1, 2014	$3,027
Increase in goodwill related to business combination	879
Balance, March 31, 2014	$3,906
C. Realignment Charges
In January 2013, VMware approved and initiated a business realignment plan to streamline its operations. The realignment plan included the elimination of approximately 710 positions and personnel across all major functional groups and geographies. In the three months ended March 31, 2013, $63 million of realignment charges were recorded on the condensed consolidated statements of income, which consisted of workforce reduction charges and asset impairments. As of December 31, 2013, the plan had been completed.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computations of basic and diluted net income per share for the three months ended March 31, 2014 and 2013 (table in millions, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Net income	$199	$173
Weighted-average shares, basic for Class A and Class B	431	428
Effect of dilutive securities	4	5
Weighted-average shares, diluted for Class A and Class B	435	433
Net income per weighted-average share, basic for Class A and Class B	$0.46	$0.41
Net income per weighted-average share, diluted for Class A and Class B	$0.46	$0.40
For both the three months ended March 31, 2014 and 2013, stock options to purchase 1 million shares of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.
For the three months ended March 31, 2014, the number of shares of restricted stock that were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive was not material. For the three months ended March 31, 2013, 2 million shares of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.
E. Investments
Investments as of March 31, 2014 and December 31, 2013 consisted of the following (tables in millions):

	March 31, 2014
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$558	$—	$—	$558
U.S. and foreign corporate debt securities	2,314	6	(1)	2,319
Foreign governments and multi-national agency obligations	44	—	—	44
Municipal obligations	768	3	—	771
Mortgage-backed securities	137	—	(1)	136
Total investments	$3,821	$9	$(2)	$3,828

	December 31, 2013
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$537	$—	$—	$537
U.S. and foreign corporate debt securities	2,351	6	(3)	2,354
Foreign governments and multi-national agency obligations	37	—	—	37
Municipal obligations	811	3	—	814
Mortgage-backed securities	129	—	(1)	128
Total investments	$3,865	$9	$(4)	$3,870
VMware evaluated its fixed income investments as of March 31, 2014 and December 31, 2013 to determine whether or not any security had experienced an other-than-temporary decline in fair value. As of March 31, 2014 and December 31, 2013,

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware did not consider any of its fixed income investments to be other-than-temporarily impaired. Both the realized gains and realized losses on fixed income investments in the three months ended March 31, 2014 and 2013 were not material.
Unrealized losses on investments as of March 31, 2014 and December 31, 2013, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in millions):

	March 31, 2014		December 31, 2013
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$536	$(1)	$750	$(3)
Mortgage-backed securities	42	—	91	(1)
Total	$578	$(1)	$841	$(4)
As of March 31, 2014 and December 31, 2013, unrealized losses on investments in other investment categories, which have been in a net loss position for less than twelve months, were not material. Additionally, unrealized losses on investments, which have been in a net loss position for twelve months or greater, were not material as of March 31, 2014 and December 31, 2013.
Strategic Investments
VMware evaluated the strategic investments in its portfolio that are accounted under the cost method, to assess whether any of its strategic investments were other-than-temporarily impaired. VMware uses Level 3 inputs as part of its impairment analysis, including, pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance. The estimated fair value of these investments is considered in VMware's impairment review if any events or changes in circumstances occur that might have a significant adverse effect on their value. During the three months ended March 31, 2014 and 2013, VMware did not recognize impairment charges on any of the strategic investments in its portfolio.
During the three months ended March 31, 2014, VMware did not have material realized gains or realized losses on strategic investments. During the three months ended March 31, 2013, VMware did not have realized gains or realized losses on strategic investments.
Contractual Maturities
The contractual maturities of investments held at March 31, 2014 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$956	$956
Due after 1 year through 5 years	2,674	2,681
Due after 5 years	191	191
Total investments	$3,821	$3,828
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Additionally, VMware’s Level 2 classification includes foreign currency forward contracts as the valuation inputs for these are based upon quoted prices and quoted pricing intervals from public data sources. The fair value of these contracts was not material for any period presented.
VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of March 31, 2014 and December 31, 2013, and there have been no transfers between fair value measurement levels during the three months ended March 31, 2014 and 2013.
The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the condensed consolidated balance sheets, that were required to be measured at fair value as of March 31, 2014 and December 31, 2013 (tables in millions):

	March 31, 2014
	Level 1	Level 2	Total
Money-market funds	$2,255	$—	$2,255
U.S. Government and agency obligations	411	147	558
U.S. and foreign corporate debt securities	—	2,329	2,329
Foreign governments and multi-national agency obligations	—	44	44
Municipal obligations	—	771	771
Mortgage-backed securities	—	136	136
Total	$2,666	$3,427	$6,093

	December 31, 2013
	Level 1	Level 2	Total
Money-market funds	$1,808	$—	$1,808
U.S. Government and agency obligations	385	152	537
U.S. and foreign corporate debt securities	—	2,366	2,366
Foreign governments and multi-national agency obligations	—	37	37
Municipal obligations	—	816	816
Mortgage-backed securities	—	128	128
Total	$2,193	$3,499	$5,692
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
Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into foreign currency forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income on the condensed consolidated balance sheet and is subsequently reclassified to the related operating expense line item in the condensed consolidated statements of income in the same period that the underlying expenses are incurred. For the three months ended March 31, 2014 and 2013, the effective portion of gains or losses reclassified to the condensed consolidated statements of income were not material. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the condensed consolidated statements of income as incurred.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of March 31, 2014 and December 31, 2013, VMware had forward contracts to purchase foreign currency designated as cash flow hedges with a total notional value of $41 million and $82 million, respectively. The fair value of these forward contracts was immaterial as of

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

March 31, 2014 and December 31, 2013, and therefore excluded from the fair value tables above. For the three months ended March 31, 2014 and 2013, all cash flow hedges were considered effective.
Balance Sheet Hedging Activities
In order to manage exposure to foreign currency fluctuations, VMware enters into foreign currency forward contracts to hedge a portion of its net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net in the condensed consolidated statements of income.
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of March 31, 2014 and December 31, 2013, VMware had outstanding forward contracts with a total notional value of $399 million and $498 million, respectively. The fair value of these forward contracts was immaterial as of March 31, 2014 and December 31, 2013 and therefore excluded from the fair value tables above.
Losses derived from the settlement of foreign forward contracts during the three months ended March 31, 2014 were immaterial, and a gain of $11 million was recognized during the three months ended March 31, 2013. The combined gains and losses derived from the settlement of foreign forward contracts and the underlying foreign-currency denominated assets and liabilities were immaterial during the three months ended March 31, 2014 and 2013.
H. Unearned Revenues
Unearned revenues as of March 31, 2014 and December 31, 2013 consisted of the following (table in millions):

	March 31, 2014	December 31, 2013
Unearned license revenues	$459	$465
Unearned software maintenance revenues	3,378	3,304
Unearned professional services revenues	335	323
Total unearned revenues	$4,172	$4,092
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
I. Contingencies
Litigation
VMware is subject to legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. In the ordinary course of business, VMware also receives inquiries from and has ongoing discussions with government entities regarding the compliance of its contracting and sales practices with laws and regulations. VMware accrues for a liability when and if a determination has been made that a loss is both probable of occurrence and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. VMware considers the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2014 and December 31, 2013, the amounts accrued were not material. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, management believes that the amount of any such additional loss would also be immaterial to VMware’s condensed consolidated financial position, results of operations and cash flows.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

J. Stockholders’ Equity
VMware Stock Repurchases
The following table summarizes stock repurchase authorizations that remain open as of March 31, 2014 (amounts in table in millions):

Authorization Date	Amount Authorized	Expiration Date	Status
August 2013	$700	End of 2015	Open
From time to time, future stock repurchases may be made pursuant to the August 2013 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.
The following table summarizes stock repurchase activity in the three months ended March 31, 2014 and 2013 (table in millions, except per share amounts):

	For the Three Months Ended March 31,
	2014	2013
Aggregate purchase price	$169	$182
Class A common shares repurchased	2	2
Weighted-average price per share	$95.56	$77.05
The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital. As of March 31, 2014, the cumulative authorized amount remaining for repurchase was $491 million.
VMware Stock Options
The following table summarizes option activity since January 1, 2014 (shares in millions):

	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2014	6	$44.12
Granted	1	14.64
Exercised	(1)	39.13
Outstanding, March 31, 2014	6	38.12
The above table includes stock options substituted for unvested stock options in connection with business combinations. As a result, the weighted-average exercise price per share may be less than the VMware stock price at time of grant.
VMware Restricted Stock
VMware restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on the VMware stock price on the date of grant, and shares underlying RSU awards are not issued until the restricted stock units vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain of VMware's executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 3.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes restricted stock activity since January 1, 2014 (units in millions):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2014	13	$85.85
Granted	1	97.60
Vested	(1)	92.76
Outstanding, March 31, 2014	13	86.15
As of March 31, 2014, the 13 million units outstanding included 12 million of RSUs and 1 million of PSUs. The above table includes RSUs substituted for unvested RSUs in connection with business combinations.
The total fair value of VMware restricted stock, including restricted stock, RSUs and PSUs, that vested in the three months ended March 31, 2014 was $72 million. As of March 31, 2014, restricted stock representing 13 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,349 million based on VMware’s closing price as of March 31, 2014.
Accumulated Other Comprehensive Income
The changes in components of accumulated other comprehensive income in the three months ended March 31, 2014 were as follows (table in millions):

	Unrealized Gains on Available-for-Sale Securities	Total
Balance, January 1, 2014	$4	$4
Other comprehensive gain before reclassifications, net of taxes of $1	1	1
Other comprehensive income, net	1	1
Balance, March 31, 2014	$5	$5
Gains (losses) on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statement of income in the same period that they are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the condensed consolidated statement of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense line items on the condensed consolidated statements of income in the three months ended March 31, 2014 were not material.
K. Related Parties
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Information about VMware's revenues and receipts and unearned revenues from such arrangements with EMC for the three months ended March 31, 2014 and 2013 consisted of the following (table in millions):

	Revenues and Receipts from EMC		Unearned Revenues from EMC
	For the Three Months Ended March 31,		As of March 31,	As of December 31,
	2014	2013	2014	2013
Reseller revenues	$46	$36	$173	$188
Professional services revenues	23	15	13	12
Internal-use revenues	7	3	14	20
Collaborative technology project receipts	—	2	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases products and services for internal use from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware's behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware's condensed consolidated statements of income and primarily include salaries, benefits, travel and rent. EMC also incurs certain administrative costs on VMware's behalf in the U.S. that are recorded as expenses in VMware's condensed consolidated statements of income.

•	VMware incurs interest expense on its note payable with EMC. See below.
Information about VMware's costs from such arrangements with EMC for the three months ended March 31, 2014 and 2013 consisted of the following (table in millions):

	For the Three Months Ended March 31,
	2014	2013
Purchases of products and services	$21	$13
Collaborative technology project costs	3	1
EMC subsidiary support and administrative costs	41	36
Interest expense on note payable	5	1
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which VMware has an ownership interest, and as an executive officer of EMC. Both Paul Maritz and Pat Gelsinger retain and continue to vest in certain of their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards will be recognized on VMware’s condensed consolidated statements of income over the awards’ remaining requisite service periods. Effective since September 1, 2012, stock-based compensation costs related to Paul Maritz’s VMware awards have been charged to EMC and have not been recognized by VMware.
Pivotal
During 2013, VMware transferred certain assets and liabilities to Pivotal. VMware contributed certain assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to certain of its Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cetas organizations, except for certain tangible assets related to Cloud Foundry. As of March 31, 2014, VMware's ownership interest in Pivotal is 28%.
Additionally, VMware and Pivotal entered into an agreement pursuant to which VMware will act as the selling agent for the products and services it contributed to Pivotal in exchange for a customary agency fee. In the three months ended March 31, 2014, VMware recognized revenues of $2 million from its contractual arrangement with Pivotal. VMware also agreed to provide various transition services to Pivotal. Pursuant to the support agreement, costs incurred by VMware to support Pivotal services are reimbursed to VMware by Pivotal. During the three months ended March 31, 2014, VMware provided transition services of $2 million that are reimbursable by Pivotal and which were recorded as a reduction to the costs VMware incurred. Additionally, VMware purchased an immaterial amount of products and services for internal use from Pivotal in the three months ended March 31, 2014.
Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between VMware and EMC, VMware has made payments to EMC and EMC has made payments to VMware. The following table summarizes these payments made between VMware and EMC during the three months ended March 31, 2014 and 2013 (table in millions):

	For the Three Months Ended March 31,
	2014	2013
Payments from VMware to EMC	$20	$—
Payments between VMware and EMC under the tax sharing agreement relate to VMware's portion of federal income taxes on EMC's consolidated tax return as well as the state payments for combined states. Payments from EMC to VMware relate to periods where VMware had a stand-alone loss for U.S. federal and state income tax purposes or where VMware had federal tax credits in excess of federal tax liabilities. Payments from VMware to EMC are for estimated tax payments primarily for U.S. federal income tax purposes. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. In the three months ended March 31, 2014 and 2013, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related-party transactions with EMC and Pivotal described above, amounts due to and from related parties, net as of March 31, 2014 consisted of the following (table in millions):

As of March 31, 2014
Due to EMC	$(70)
Due from EMC	53
Due to Pivotal	(11)
Due from Pivotal	2
Due (to) from related parties, net	$(26)

Income tax payable due to EMC	$(30)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
Note Payable to EMC
In connection with VMware's acquisition of AirWatch, VMware and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million also included $450 million that was exchanged for the $450 million promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

interest, payable quarterly in arrears, at the annual rate of 1.75%. For the three months ended March 31, 2014 and 2013, $5 million and $1 million, respectively, of interest expense were recorded related to the notes payable. No additional repayments of principal were made during the first three months of 2014.
L. Segment Information
VMware operates in one reportable operating segment, thus all required financial segment information can be found in the condensed consolidated financial statements. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Revenues by geographic area for the three months ended March 31, 2014 and 2013 were as follows (table in millions):

	For the Three Months Ended March 31,
	2014	2013
United States	$649	$568
International	711	623
Total	$1,360	$1,191
It is not practicable for VMware to determine revenues by country other than the United States for the three months ended March 31, 2014 and 2013.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of March 31, 2014 and December 31, 2013 were as follows (table in millions):

	March 31, 2014	December 31, 2013
United States	$776	$741
International	60	58
Total	$836	$799
No individual country other than the United States accounted for 10% or more of these assets as of March 31, 2014 and December 31, 2013, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All dollar amounts expressed as numbers in this MD&A (except share and per share amounts) are in millions. Period-over-period changes are calculated based upon the respective underlying, non-rounded data. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
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
We expect to grow our business by building long-term relationships with our customers, which includes continuing to sell our solutions through enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings offered both directly by us and through certain channel partners that provide for multi-year maintenance and support. Under a typical ELA, a portion of the revenues is attributed to license revenues and the remainder is primarily attributed to software maintenance revenues. In addition, the initial maintenance and support period is typically longer for ELAs compared to our transactional business. We believe that ELAs facilitate our objective of building long-term relationships with our customers as they commit to our virtual infrastructure solutions in their data centers. ELAs comprised 25% and 29% of our overall sales during the first quarters of 2014 and 2013, respectively, with the balance primarily represented by our non-ELA, or transactional business.

Acquisition of AirWatch
On February 24, 2014, we acquired A.W.S. Holding, LLC (“AirWatch Holding”), the sole member and equity holder of AirWatch LLC (“AirWatch”). AirWatch is a leader in enterprise mobile management and security solutions. The acquisition of AirWatch expands our portfolio of mobile solutions within the enterprise mobile and security space. Revenues recognized subsequent to the closing date of the acquisition of AirWatch were not significant. We expect that the acquisition of AirWatch will increase our operating expenses during 2014 specifically related to acquisition-related costs as well as increased compensation costs.
Results of Operations
Revenues
Our revenues in the first quarter of 2014 and 2013 were as follows:

	For the Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Revenues:
License	$561	$488	$72	15%
Services:
Software maintenance	701	605	96	16
Professional services	98	98	—	—
Total services	799	703	96	14
Total revenues	$1,360	$1,191	$169	14

Revenues:
United States	$649	$568	$80	14%
International	711	623	89	14
Total revenues	$1,360	$1,191	$169	14
License Revenues
License revenues in the first quarter of 2014 were up 15% compared to the first quarter of 2013. Our revenue growth rate was favorably impacted during the first quarter of 2014 by an increase in license sales volume compared to the same period in the prior year. License revenue recognized during the first quarter of 2014 relating to sales transactions where revenue recognition was deferred at the time of sale also increased compared to the same period in the prior year.
Our revenue growth rate was negatively impacted by the contribution to Pivotal and the disposition of other net assets under our realignment plan. License revenues related to Pivotal and all dispositions under our realignment plan were $12 during the first quarter of 2013.
Services Revenues
In the first quarter of 2014, software maintenance revenues benefited from renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe illustrates our customers’ commitment to VMware as a core element of their data center architecture and hybrid cloud strategy.
Our revenue growth rate was negatively impacted by the contribution to Pivotal and the disposition of other net assets under our realignment plan. Service revenues related to Pivotal and all dispositions under our realignment plan were $30 during the first quarter of 2013.
Foreign Currency
We invoice and collect in the Euro, the British Pound, the Japanese Yen, the Australian Dollar and Chinese Renminbi in their respective regions. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. Foreign currencies did not have a material impact when comparing license revenues in the first quarter of 2014 to the first quarter of 2013.

Unearned Revenues
Our unearned revenues as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Unearned license revenues	$459	$465
Unearned software maintenance revenues	3,378	3,304
Unearned professional services revenues	335	323
Total unearned revenues	$4,172	$4,092
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
Unearned software maintenance revenues are attributable to our maintenance contracts and are generally recognized ratably, typically over terms from one to five years with a weighted-average remaining term at March 31, 2014 of approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
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

	For the Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Cost of license revenues	$49	$56	$(7)	(13)%
Stock-based compensation	1	1	—	—
Total expenses	$50	$57	$(7)	(12)
% of Total revenues	4%	5%
Cost of license revenues decreased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a decrease of $13 in amortization of capitalized software development costs which was partially offset by an increase in cost of fulfillment of our software. As of December 31, 2013, all previously capitalized software development costs were fully amortized and as such we do not expect significant amortization of capitalized software development costs during 2014.

Cost of Services Revenues
Our cost of services revenues primarily include the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services.

	For the Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Cost of services revenues	$142	$118	$25	21%
Stock-based compensation	9	7	2	27
Total expenses	$151	$125	$27	21
% of Total revenues	11%	10%
Cost of services revenues increased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to an increase of $22 in employee-related expenses and an increase in costs we incur to provide technical support. These increases were generally proportional to the increases in services revenues for the same comparable period. Equipment and depreciation costs also contributed to the increase in cost of services revenues. The increases were partially offset by a decrease of $10 of operating expenses related to Pivotal.
Research and Development Expenses
Our research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancement of our existing software offerings.

	For the Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Research and development	$233	$209	$24	12%
Stock-based compensation	60	62	(2)	(3)
Total expenses	$293	$271	$22	8
% of Total revenues	22%	23%
R&D expenses increased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to growth in employee-related expenses of $27, which was primarily driven by planned incremental growth in headcount. Additionally, contractor costs and equipment and depreciation expenses also increased by $9 in the first quarter of 2014 compared to the same comparable period. The increases in expenses were partially offset by a decrease of $15 of research and development expenses related to Pivotal.

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

	For the Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Sales and marketing	$433	$381	$52	14%
Stock-based compensation	41	36	5	13
Total expenses	$474	$417	$57	14
% of Total revenues	35%	35%
Sales and marketing expenses increased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to growth in employee-related expenses of $46, which was primarily driven by planned incremental growth in headcount. To a lesser extent, costs incurred for marketing programs also contributed to the increase of expense in the first quarter of 2014, compared to the same comparable period. The increases in expenses in the first quarter of 2014 were partially offset by a decrease of $10 of sales and marketing expenses related to Pivotal.
General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives and facilities costs.

	For the Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
General and administrative	$134	$84	$49	58%
Stock-based compensation	17	14	3	20
Total expenses	$151	$98	$52	53
% of Total revenues	11%	8%
General and administrative expenses increased in the first quarter of 2014 compared to the first quarter of 2013 due to compensation expense of $19 recognized relating to AirWatch merger consideration that is payable in installments subject to certain employment conditions. Additionally, incremental growth in headcount resulted in an increase of $15. The increase in the first quarter of 2014 compared to the prior year was also due to an increase in IT development costs.
Realignment Charges

	For the Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
Realignment charges	$—	$58	$(58)	(100)%
Stock-based compensation	—	5	(5)	(100)
Total expenses	$—	$63	$(63)	(100)
% of Total revenues	—%	5%
Realignment charges decreased in the first quarter of 2014 compared to the first quarter of 2013 due to the completion of our realignment plan which was initiated in January 2013 and completed as of December 31, 2013.

Interest Expense with EMC
Interest expense with EMC Corporation (“EMC”) of $5 in the first quarter of 2014 increased by $4 compared with the first quarter of 2013 primarily as a result of the additional debt we assumed from EMC. See Our Relationship with EMC disclosure for further information.
Other Income (Expense), Net
Other expense, net decreased by $3 compared with the first quarter of 2013 primarily due to the impact from foreign currency rate movement, net of hedges, which were not material.
Income Tax Provision (Benefit)
Our effective income tax rate was 18.6% and (5.8)% for the first quarter of 2014 and 2013, respectively. The effective rate was higher in the first quarter of 2014 primarily due to the expiration of the federal research credit on December 31, 2013. The retroactively enacted extension of the federal research credit through December 31, 2013, which was passed by the United States Congress during January 2013, decreased our effective rate for the first quarter of 2013 by approximately 24% as a discrete event, as well as impacted the annual tax rate by approximately 2%. This was partially offset by a favorable impact to the effective tax rate as a greater proportion of earnings were in foreign jurisdictions, which are taxed at lower rates than our earnings in the U.S.
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
Although we file a consolidated federal tax return with EMC, the income tax provision is calculated primarily as though we were a separate taxpayer. However, certain transactions that we and EMC are parties to are assessed using consolidated tax return rules. Our effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to different tax rates in foreign jurisdictions where income is earned and considered to be indefinitely reinvested.
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
Our Relationship with EMC
As of March 31, 2014, EMC owned 43,025,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.6% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.

EMC Reseller Arrangement, Other Services and Note Payable
We and EMC engaged in the following ongoing intercompany transactions, which resulted in revenues and receipts and unearned revenues for us:

•	Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC's products and sells them to end-users.

•	EMC purchases products and services from us for internal use.

•	We recognize revenues for professional services based upon such contractual agreements with EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and EMC pays us for services that we provide to EMC in connection with such projects.
Information about our revenues and receipts and unearned revenues from such arrangements with EMC for the three months ended March 31, 2014 and 2013 consisted of the following:

	Revenues and Receipts from EMC		Unearned Revenues from EMC
	For the Three Months Ended March 31,		As of March 31,	As of December 31,
	2014	2013	2014	2013
Reseller revenues	$46	$36	$173	$188
Professional services revenues	23	15	13	12
Internal-use revenues	7	3	14	20
Collaborative technology project receipts	—	2	n/a	n/a
We and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase products and services for internal use from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

•
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our condensed consolidated statements of income and primarily include salaries, benefits, travel and rent. EMC also incurs certain administrative costs on our behalf in the U.S. that are recorded as expenses in our condensed consolidated statements of income.

•	We incur interest expense on our note payable with EMC. See below.
Information about our costs from such arrangements with EMC for the three months ended March 31, 2014 and 2013 consisted of the following:

	For the Three Months Ended March 31,
	2014	2013
Purchases of products and services	$21	$13
Collaborative technology project costs	3	1
EMC subsidiary support and administrative costs	41	36
Interest expense on note payable	5	1
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which we have an ownership interest, and as an executive officer of EMC. Both Paul Maritz and Pat Gelsinger retain and continue to vest in certain of their respective equity awards that they held as of September 1, 2012. Stock-

based compensation related to Pat Gelsinger’s EMC awards will be recognized on our condensed consolidated statements of income over the awards’ remaining requisite service periods. Effective since September 1, 2012, stock-based compensation costs related to Paul Maritz’s VMware awards have been charged to EMC and have not been recognized by us.
Pivotal
During 2013, we transferred certain assets and liabilities to Pivotal. We contributed certain assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities, related to certain of our Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. As of March 31, 2014, our ownership interest in Pivotal is 28%.
Additionally, we and Pivotal entered into an agreement pursuant to which we will act as the selling agent for the products and services we contributed to Pivotal in exchange for a customary agency fee. In the three months ended March 31, 2014, we recognized revenues of $2 from our contractual arrangement with Pivotal. We also agreed to provide various transition services to Pivotal. Pursuant to the support agreement, costs incurred by us to support Pivotal services are reimbursed to us by Pivotal. During the three months ended March 31, 2014, we provided transition services of $2 that are reimbursable by Pivotal and which were recorded as a reduction to the costs we incurred. Additionally, we purchased an immaterial amount of products and services for internal use from Pivotal in the three months ended March 31, 2014.
Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between us and EMC, we made payments to EMC and EMC has made payments to us. The following table summarizes these payments made between us and EMC during the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Payments from us to EMC	$20	$—
Payments between us and EMC under the tax sharing agreement relate to our portion of federal income taxes on EMC's consolidated tax return as well as the state payments for combined states. Payments from EMC to us relate to periods where we had a stand-alone loss for U.S. federal and state income tax purposes or where we had federal tax credits in excess of federal tax liabilities. Payments from us to EMC are for estimated tax payments primarily for U.S. federal income tax purposes. The amounts that we either pay to or receive from EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. In the three months ended March 31, 2014 and 2013, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related-party transactions with EMC and Pivotal described above, amounts due to and from related parties, net as of March 31, 2014 consisted of the following:

As of March 31, 2014
Due to EMC	$(70)
Due from EMC	53
Due to Pivotal	(11)
Due from Pivotal	2
Due (to) from related parties, net	$(26)

Income tax payable due to EMC	$(30)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
Note Payable to EMC
In connection with our acquisition of AirWatch, we and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. The total debt of $1,500 also included $450 that was exchanged for the $450 promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 due May 1, 2018, $550 due May 1, 2020 and $270 due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. For the three months ended March 31, 2014 and 2013, $5 and $1, respectively, of interest expense were recorded related to the notes payable. No additional repayments of principal were made during the first three months of 2014.
By nature of EMC’s majority ownership of us, the amounts we recorded for our intercompany transactions with EMC may not be considered arm’s length with an unrelated third party. Therefore the condensed consolidated financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows had we engaged in such transactions with an unrelated third party during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance as a stand-alone company.

Liquidity and Capital Resources
At March 31, 2014 and 2013, we held cash, cash equivalents and short-term investments as follows:

	March 31,
	2014	2013
Cash and cash equivalents	$2,788	$1,840
Short-term investments	3,828	3,097
Total cash, cash equivalents and short-term investments	$6,616	$4,937
As of March 31, 2014, we held a diversified portfolio of money market funds and fixed income securities totaling $6,093. Our fixed income securities are denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of March 31, 2014, our total cash, cash equivalents and short-term investments were $6,616, of which $4,543 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We expect that cash generated by operations will be used as our primary source of liquidity. We also believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for at least the next twelve months. While we believe our existing cash and cash equivalents and cash to be generated by operations will be sufficient to meet our normal operating requirements, our overall level of cash needs may be impacted by the number and size of acquisitions and investments we consummate and the amount of stock we buy back in 2014. On January 21, 2014, in connection with our agreement to acquire AirWatch, we and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. Please see below for further details regarding these promissory notes. Should we require additional liquidity, we may seek to arrange debt financing or enter into credit facilities.
Our cash flows summarized for the first quarter of 2014 and 2013 were as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$750	$676
Investing activities	(1,198)	(331)
Financing activities	931	(114)
Net increase in cash and cash equivalents	$483	$231

Operating Activities
Cash provided by operating activities increased by $74 in the first quarter of 2014 from the first quarter of 2013 primarily as a result of increased profitability, a decrease in accounts receivable due to increased collections and an increase in income taxes payable.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is also impacted by the timing of purchases, sales and maturities of our available-for-sale securities.
Cash used for business acquisitions in the first quarter of 2014 compared to the first quarter of 2013 was significantly higher as a result of our acquisition of AirWatch in the first quarter of 2014. The increase in restricted cash primarily relates to amounts of merger consideration that will be paid to certain AirWatch employees, subject to achievement of certain employment conditions.
Financing Activities
Net cash provided by financing activities during the first quarter of 2014 changed compared to net cash used in financing activities the first quarter of 2013 primarily as a result of the note payable exchange agreement we entered into with EMC in connection with our acquisition of AirWatch.
Notes Payable to EMC
As of March 31, 2014, $1,500 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears.
In connection with our acquisition of AirWatch, we entered into a note exchange agreement with EMC on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. The total debt of $1,500 also included $450 that was exchanged for the $450 promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued have the following principal amounts and maturity dates: $680 due May 1, 2018, $550 due May 1, 2020 and $270 due December 1, 2022.
The notes bear interest at the annual rate of 1.75%. Interest is payable quarterly in arrears. The notes may be prepaid without penalty or premium. We drew down on all three notes in late January 2014.
Critical Accounting Policies
Our condensed consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth within Item 7 of our 2013 Annual Report on Form 10-K may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding: achieving future business growth by building long-term relationships with our customers through the adoption of enterprise license agreements; our vision and expected benefits of the SDDC; increased operating expenses resulting from our acquisition of AirWatch; maintaining our industry leadership position; benefits of our products and services to customers; the recognition of unearned revenue; the impact of our relationship with EMC Corporation on taxes; acquisition accounting and the deductibility of goodwill and identifiable intangible assets for U.S. income tax purposes; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; our ability to generate positive cash flows from operations; continuation of our stock repurchase program; our effective tax rate and the effects of potential developments in U.S. and non-U.S. tax jurisdictions; future amortization of software development costs; our intent to indefinitely reinvest our overseas earnings in our foreign operations; the lack of a material adverse effect on us due to the resolution of pending claims, legal proceedings and investigations; and gains and losses associated with foreign currency fluctuations.
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
There were no material changes to our market risk exposures in the three months ended March 31, 2014. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See Note I to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We may become involved in litigation and regulatory inquiries and proceedings that could negatively affect us” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

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
In the first quarter of 2014, we acquired AirWatch, a leader in enterprise mobile management and security solutions. The acquisition of AirWatch expands our portfolio of mobile solutions within the enterprise mobile and security space.
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

•
The cloud computing and virtualized end-user computing industries are in early stages of development. Other companies seeking to enter and develop competing standards for the cloud computing space, such as Microsoft, IBM, Oracle, Google, Amazon and Cisco, and the end-user computing space, such as Citrix and Microsoft, have introduced or are likely to introduce their own initiatives that may compete with or not be compatible with our cloud and end-user computing initiatives which could limit the degree to which other vendors develop products and services around our offerings and end users adopt our platforms.

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

•
Developing and launching new technologies in new areas, as we are doing with our VMware NSX virtual networking, Virtual SAN virtual storage and vCloud Hybrid Service initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing industries. If these investments are not successful, our rate of growth may decline or reverse and our operating results will be negatively affected.

•
Marketing and selling new technologies to enterprises requires significant investment of time and resources in order to educate customers on the benefits of our new product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from their efforts to sell existing products and services.

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
The virtualization, cloud computing, end-user computing and software-defined data center industries are inter-related and rapidly evolving. We experienced increased competition during 2013 and expect it to remain intense in 2014. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products and is expected to release updated versions of its Hyper V virtualization product. In September 2012, Microsoft began shipping Windows Server 2012, which includes a more advanced version of its Hyper-V virtualization product which continues its push into the virtualization space, its System Center 2012 bundle of management products targeted at legacy and virtual environments and its VDI offering for smaller businesses. Microsoft also offers IaaS capabilities in Azure with a similar hybrid cloud message. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user desktop and mobility offerings and their networking and cloud platform offerings . IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Amazon released their Workspaces offering for the DaaS space Red Hat has released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, our hybrid cloud computing offering, which allows enterprises to pool internal and external IT resources running on a common vSphere infrastructure competes with low-cost public cloud infrastructure offerings such as Amazon EC2 and Google Compute Engine. Enterprises and service providers have also shown significant interest in building their own clouds based on open source projects such as OpenStack.
Following our recent acquisition of Nicira and the resulting release of our NSX product, a number of competitors have announced software-defined networking offerings. Specifically, Cisco has announced plans to ship its Application Centric Infrastructure product in the coming year.
We believe that the key competitive factors in the virtualization and cloud computing spaces include:

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
Existing and future competitors may introduce products and services in the same areas we serve or intend to serve, and competing products and services may have better performance, lower prices, better functionality and broader acceptance than our products and services. Our competitors may also add features to their virtualization, end-user and cloud computing products similar to features that presently differentiate our product offerings from theirs. Many of our current or potential competitors also have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could also prevent our new products and services from gaining market acceptance, thereby harming our ability to increase, or causing us to lose, market share. Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Additionally, some of our competitors and potential competitors supply a wide variety of products and services to, and have well-established relationships with, our current and prospective end users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products and services less attractive to our end users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. These distribution, licensing and support restrictions, as well as other business practices that may be adopted in the future by our competitors, could materially impact our prospects regardless of the merits of our products and services. In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and services and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and offers built-in virtualization in the client version of Windows. As a result, existing VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required. Competitors may also leverage open source technologies to offer zero or low cost products and services capable of putting pricing pressure on our own product offerings. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings. In addition, even if customers find our products and services to be technically superior, they may choose to employ a “multiple-vendor” strategy, where they purposely deploy multiple vendors in their environment in order to prevent any one vendor from gaining too much control over their IT operations.
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
Some of our competitors have made acquisitions and entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. Citrix Systems continues to invest in desktop virtualization marketing by continuing its collaboration with Microsoft and has acquired smaller players like Zenprise, Virtual Computer and Framehawk. IBM acquired SoftLayer to increase their data center footprint and grow their cloud business. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, Oracle offers integrated hardware and software virtualization solutions, and Microsoft and Hewlett-Packard continued their collaboration based on Microsoft’s cloud computing and virtualization platforms. In addition, Citrix offers an IaaS cloud services solution, and Red Hat continued to invest in the Open Virtualization Alliance (“OVA”) to bolster KVM as a direct competitor to VMware vSphere. In 2012, Dell acquired Wyse Technologies to bolster its ability to serve the “cloud client” space and Quest to enhance its management and automation solutions. A number of competitors are active in the emerging software-defined networking space. For example, in 2013, Cisco acquired Insieme, and Juniper acquired Contrail Systems in late 2012. In June 2013, Oracle and Microsoft entered into a partnership pursuant to which Oracle now supports the use of Oracle products in Microsoft Hyper-V deployments as well as Windows Azure. We expect these trends to continue as companies attempt to strengthen or maintain their positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues, which could materially and adversely impact our financial condition and results of operations.
We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.
The virtualization, cloud computing, end-user computing, and SDDC industries are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing is proving to be a disruptive technology that will alter the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to establish or sustain our thought leadership in the cloud computing and enterprise software fields, and our customers may not view our products and services as innovative and best-of-breed, which could result in a reduction in market share and our inability to command a pricing premium over competitor products and services. We may not be able to develop updated products and services that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products and services to work with these systems and devices. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the migration of servers to microprocessors with an increasing number of multiple cores also allows an end user with a given number of licensed copies of our software to multiply the number of virtualization machines run per server socket without having to purchase additional licenses from us. If we are unable to revise our solutions and offerings in response to new technological developments, our ability to retain or increase market share and revenues in the virtualization software space could be materially adversely affected.
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
Developing our products and services is expensive. Our investment in research and development may not result in marketable products or services or may result in products and services that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were over 21% of our total revenues first three months of 2014 and in the fiscal year 2013. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
Our products and services are sold using ELAs and through our transactional business, and this strategy may not drive long-term sales and revenue growth.
We sell our products and services through two primary means, which we refer to as our ELA and our non-ELA, or transactional, sales.
ELAs are comprehensive long-term license agreements that provide for multi-year maintenance and support and constitute an increasing percentage of total overall sales. In recent periods, 25% to 40% of our overall sales each quarter have been comprised of ELAs. These are generally larger size transactions, typically driven by our direct sales force and are primarily attractive to our larger enterprise customers.
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
Revenues from customers outside the United States comprised approximately 52.3% of our total revenues in both the first three months ended 2014 and 2013. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products and services of our competitors or to prevent or reduce sales of our products and services. Certain system vendors now offer competing virtualization products preinstalled on their server products and services. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products and services. Accordingly, our channel partners may choose not to offer our products and services exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products and services, which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for 10% or more of revenues during the first three months of 2014. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products or services under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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
Three of our distributors each accounted for 10% or more of revenues during the first three months of 2014. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 43% of our total accounts receivable as of March 31, 2014 was from our three largest distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
We invoice and collect in certain non-U.S. Dollar denominated currencies, thereby conducting a portion of our revenue transactions in currencies other than the U.S. Dollar. Although this practice may alleviate credit risk from our distributors during periods when the U.S. Dollar strengthens, it shifts the risk of currency fluctuations to us and may negatively impact our revenues, anticipated cash flows and financial results due to fluctuations in foreign currency exchange rates, particularly the Euro, the British Pound, the Japanese Yen and the Australian Dollar relative to the U.S. Dollar. While variability in operating margin may be reduced due to invoicing in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our condensed consolidated financial statements.
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
Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data. As Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. Other nations currently have data privacy laws that, in some respects, are more stringent than privacy standards in the United States. As we expand our operations in these countries, our liability exposure the complexity and cost of compliance with data and privacy requirements will likely increase. We collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our new product initiatives, including our web-based services, mobile services and our vCloud Hybrid Service offering, we expect that our customers may increasingly use our services to store and process personal information and other user data. We post, on our websites, our privacy policies and practices concerning our treatment of personal data. We also often include privacy commitments in our contracts. Any failure by us to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
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
Since some of our products and services are web-based, our customers store their data on our servers and our vendors’ servers. This data may include personal data. It may also include protected health information (“PHI”) that may be subject to federal, state and international health care privacy, data privacy or security laws, including the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA has been amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) with the result of increased civil penalties. As a result of HIPAA and the HITECH Act, business associates who have access to PHI provided by covered entities and other business associates are now directly subject to HIPAA. When our customers place PHI into our web-based services, including vCloud Hybrid Service or our services hosted on our vCloud Hybrid Service, we may be required to comply with HIPAA’s data security requirements and may be liable for sanctions and penalties for failure to do so. Any systems failure or compromise of our security that results in the release of our customers’ data could (i) subject us to substantial damage claims from our customers, (ii) expose us to costly regulatory remediation, and (iii) harm our reputation and brand. We may also need to expend significant resources to protect against security breaches.
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
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. Since the start of 2013, our goodwill balance increased by $1,058 million or 37.2% primarily as a result of acquisitions made since January 1, 2013. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization or cash flows, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.
Risks Related to Our Relationship with EMC
As long as EMC controls us, other holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.
As of March 31, 2014, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.6% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
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
Our investment in Pivotal Software, Inc. (“Pivotal”, previously known as “GoPivotal, Inc.”) may not prove successful.
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
The financial information covering the periods included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our condensed consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. Accordingly, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. In the three months ended March 31, 2014, we recognized revenues of $76 million, and as of March 31, 2014, $200 million of revenues were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2013 and March 31, 2014, the closing trading price of our Class A common stock was volatile, ranging between $65.53 and $110.67 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended March 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)(2)
January 1 – January 31, 2014	150,180	$92.60	150,180	$646,132,118
February 1 – February 28, 2014	1,058,157	92.36	1,058,157	548,400,096
March 1 – March 31, 2014	558,279	102.34	558,279	491,264,965
	1,766,616	95.54	1,766,616	491,264,965

(1)
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

(2)	Represents the amounts remaining in the VMware stock repurchase authorizations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Merger, by and among VMware, Inc., Aikman Acquisition Corp., A.W.S. Holding, LLC and the Representative named therein, dated January 21, 2014*		8-K	2/24/2014
2.2	Amendment No. 1 to Agreement and Plan of Merger, by and among VMware, Inc., Aikman Acquisition Corp., A.W.S. Holding, LLC and the Representative named therein, dated February 24, 2014*		8-K	2/24/2014
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.20+	Executive Bonus Program, as amended and restated February 12, 2014	X
10.29+	Form of Indemnification Agreement for VMware, Inc. Directors and Executive Officers, as approved March 4, 2014	X
10.30	Third Amendment to Ground Lease by and between the Board of Trustees of the Leland Stanford Junior University and 3401 Hillview LLC dated as of January 1, 2014	X
10.31	Note Exchange Agreement by and between VMware, Inc. and EMC Corporation, dated as of January 21, 2014	X
10.32	Promissory Note for $680 million due and payable on May 1, 2018, issued to EMC Corporation dated January 31, 2014	X
10.33	Promissory Note for $550 million due and payable on May 1, 2020, issued to EMC Corporation dated January 31, 2014	X
10.34	Promissory Note for $270 million due and payable on December 1, 2022, issued to EMC Corporation dated January 31, 2014	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement
* Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VMware hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	May 1, 2014	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Merger, by and among VMware, Inc., Aikman Acquisition Corp., A.W.S. Holding, LLC and the Representative named therein, dated January 21, 2014*		8-K	2/24/2014
2.2	Amendment No. 1 to Agreement and Plan of Merger, by and among VMware, Inc., Aikman Acquisition Corp., A.W.S. Holding, LLC and the Representative named therein, dated February 24, 2014*		8-K	2/24/2014
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.20+	Executive Bonus Program, as amended and restated February 12, 2014	X
10.29+	Form of Indemnification Agreement for VMware, Inc. Directors and Executive Officers, as approved March 4, 2014	X
10.30	Third Amendment to Ground Lease by and between the Board of Trustees of the Leland Stanford Junior University and 3401 Hillview LLC dated as of January 1, 2014	X
10.31	Note Exchange Agreement by and between VMware, Inc. and EMC Corporation, dated as of January 21, 2014	X
10.32	Promissory Note for $680 million due and payable on May 1, 2018, issued to EMC Corporation dated January 31, 2014	X
10.33	Promissory Note for $550 million due and payable on May 1, 2020, issued to EMC Corporation dated January 31, 2014	X
10.34	Promissory Note for $270 million due and payable on December 1, 2022, issued to EMC Corporation dated January 31, 2014	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement
* Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. VMware hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.