Form 10-Q
period 2014-06-30
VMWARE, INC.
filed 2014-08-05
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2014, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 430,112,408 of which 130,112,408 shares were Class A common stock and 300,000,000 were Class B common stock.

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
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
License	$614	$531	$1,175	$1,019
Services	843	712	1,642	1,416
Total revenues	1,457	1,243	2,817	2,435
Operating expenses (1):
Cost of license revenues	46	55	96	112
Cost of services revenues	172	118	323	243
Research and development	317	261	610	532
Sales and marketing	544	442	1,018	859
General and administrative	179	96	330	194
Realignment charges	(1)	1	(1)	63
Operating income	200	270	441	432
Investment income	9	7	18	15
Interest expense with EMC	(7)	(1)	(12)	(2)
Other income, net	—	18	—	13
Income before income taxes	202	294	447	458
Income tax provision	35	49	81	40
Net income	$167	$245	$366	$418
Net income per weighted-average share, basic for Class A and Class B	$0.39	$0.57	$0.85	$0.98
Net income per weighted-average share, diluted for Class A and Class B	$0.38	$0.57	$0.84	$0.97
Weighted-average shares, basic for Class A and Class B	430,216	428,336	430,050	428,172
Weighted-average shares, diluted for Class A and Class B	434,199	431,987	434,218	432,406
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$1	$—	$2	$1
Cost of services revenues	11	7	20	14
Research and development	66	51	126	113
Sales and marketing	43	33	84	69
General and administrative	18	12	35	26
Realignment charges	—	—	—	6
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$167	$245	$366	$418
Other comprehensive income:
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $2, $(6), $2 and $(5)	3	(9)	4	(8)
Reclassification of (gains) realized during the period, net of taxes of $0, $0, $0 and $(1)	—	—	—	(1)
Net change in market value of available-for-sale securities	3	(9)	4	(9)
Changes in market value of effective foreign currency forward exchange contracts:
Unrealized (losses), net of $0 taxes for all periods	—	(1)	—	(1)
Net change in market value of effective foreign currency forward exchange contracts	—	(1)	—	(1)
Total other comprehensive income (loss)	3	(10)	4	(10)
Total comprehensive income, net of taxes	$170	$235	$370	$408
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,054	$2,305
Short-term investments	4,583	3,870
Accounts receivable, net of allowance for doubtful accounts of $2	1,119	1,220
Due from related parties, net	40	—
Deferred tax assets	215	190
Other current assets	150	96
Total current assets	8,161	7,681
Property and equipment, net	936	845
Other assets, net	230	107
Deferred tax assets	135	60
Intangible assets, net	799	607
Goodwill	3,898	3,027
Total assets	$14,159	$12,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102	$109
Accrued expenses and other	826	608
Due to related parties, net	—	18
Unearned revenues	2,713	2,558
Total current liabilities	3,641	3,293
Note payable to EMC	1,500	450
Unearned revenues	1,676	1,534
Other liabilities	253	234
Total liabilities	7,070	5,511
Contingencies (see Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 129,983 and 130,349 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	3,399	3,496
Accumulated other comprehensive income	8	4
Retained earnings	3,678	3,312
Total stockholders’ equity	7,089	6,816
Total liabilities and stockholders’ equity	$14,159	$12,327
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating activities:
Net income	$167	$245	$366	$418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	88	164	179
Stock-based compensation	139	103	267	219
Excess tax benefits from stock-based compensation	(11)	(26)	(26)	(48)
Deferred income taxes, net	(50)	37	(79)	9
Non-cash realignment charges	—	—	—	14
Gain on disposition of certain lines of business and other, net	—	(19)	—	(19)
Other	—	1	2	(1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(288)	(172)	130	208
Other assets	(13)	(34)	(43)	(75)
Due to/from related parties, net	(66)	(25)	(33)	34
Accounts payable	3	26	(8)	18
Accrued expenses	160	92	56	(23)
Income taxes receivable from EMC	—	16	—	16
Income taxes payable	71	(4)	112	(2)
Unearned revenues	216	206	251	263
Net cash provided by operating activities	409	534	1,159	1,210
Investing activities:
Additions to property and equipment	(76)	(75)	(153)	(153)
Purchases of available-for-sale securities	(1,445)	(918)	(1,976)	(1,655)
Sales of available-for-sale securities	530	333	941	819
Maturities of available-for-sale securities	169	188	322	370
Proceeds from disposition of certain lines of business	—	31	—	31
Purchase of strategic investments	(37)	(2)	(40)	(2)
Business acquisitions, net of cash acquired	—	—	(1,068)	(184)
Increase in restricted cash	—	(1)	(76)	(2)
Other investing	(3)	—	(10)	1
Net cash used in investing activities	(862)	(444)	(2,060)	(775)
Financing activities:
Proceeds from issuance of common stock	11	47	99	115
Proceeds from issuance of note payable to EMC	—	—	1,500	—
Repayment of note payable to EMC	—	—	(450)	—
Reduction in capital from EMC	—	—	(24)	—
Repurchase of common stock	(238)	(120)	(407)	(302)
Excess tax benefits from stock-based compensation	11	26	26	48
Shares repurchased for tax withholdings on vesting of restricted stock	(65)	(43)	(94)	(65)
Net cash provided by (used in) financing activities	(281)	(90)	650	(204)
Net (decrease) increase in cash and cash equivalents	(734)	—	(251)	231
Cash and cash equivalents at beginning of the period	2,788	1,840	2,305	1,609
Cash and cash equivalents at end of the period	$2,054	$1,840	$2,054	$1,840
Non-cash items:
Changes in capital additions, accrued but not paid	$18	$9	$11	$(4)
Fair value of stock options assumed in acquisition	—	—	24	—
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
As of June 30, 2014, EMC held approximately 79.8% of VMware’s outstanding common stock and 97.2% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements.
Management believes the assumptions underlying the condensed consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC and Pivotal Software, Inc. (“Pivotal,” previously known as “GoPivotal, Inc.”) may not be considered arm’s length with an unrelated third party. Therefore, the financial statements included herein may not necessarily reflect the financial position, results of operations and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s financial position, results of operations and cash flows will be in the future if and when VMware contracts at arm’s length with unrelated third parties for the services the Company receives from and provides to EMC and Pivotal.
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
New Accounting Pronouncements
During May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Upon adoption, entities will be required to

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

recognize the amount of revenue that they expect to be entitled to for the transfer of promised goods or services to their customers. The updated standard is effective for the Company in the first quarter of 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted.
The Company has not selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
B. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
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
Merger consideration totaling $300 million, including $75 million being held in escrow, is payable to certain employees of AirWatch subject to specified future employment conditions and will be recognized as expense over the requisite service period on a straight-line basis. Compensation expense of $41 million and $60 million was recognized during the three and six months ended June 30, 2014, respectively.
VMware assumed all of AirWatch's unvested stock options and restricted stock outstanding at the completion of the acquisition with an estimated fair value of $134 million. Of the total fair value, $24 million was allocated to the purchase price and $110 million was allocated to future services and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. Pursuant to the purchase agreement, AirWatch's outstanding stock awards were converted into shares of VMware's common stock at the conversion ratio of 0.4.
The following table summarizes the initial preliminary allocation of the consideration to the fair value of the assets acquired and liabilities assumed (table in millions):

Cash	$36
Other current assets	60
Intangible assets	250
Goodwill	879
Other acquired assets	17
Total assets acquired	1,242
Unearned revenues	(45)
Other assumed liabilities	(69)
Total liabilities assumed	(114)
Fair value of assets acquired and liabilities assumed	$1,128

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on management's estimates and assumptions. The preliminary allocation of the purchase price was based on a preliminary valuation and assumptions and is subject to change within the purchase price allocation period. Additionally, indirect taxes, income taxes payable and deferred taxes may continue to be subject to change as additional information is received and tax returns are finalized. VMware expects to finalize the allocation of purchase consideration as soon as practicable and no later than one year from the acquisition date.
During the three months ended June 30, 2014, the preliminary allocation of the consideration to the fair value of the assets acquired and liabilities assumed was revised primarily to reflect adjustments to deferred taxes and the liability for employer related taxes. As a result, goodwill decreased $4 million in connection with these adjustments.
Management expects that the majority of goodwill and identifiable intangible assets will be deductible for U.S. income tax purposes.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the components of the identifiable intangible assets acquired and their estimated useful lives by VMware in conjunction with the acquisitions of AirWatch (amounts in table in millions):

	Useful Lives (in years)	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	2 – 6	5.9	$118
Customer relationships and customer lists	2 – 8	7.9	78
Trademarks and tradenames	8	8	40
Other	2 – 8	3.2	14
Total identifiable intangible assets			$250
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
Supplemental information on an unaudited pro forma basis, as if AirWatch had been acquired on January 1, 2013, is presented as follows (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Pro forma adjusted net income	$167	$186	$329	$300
Definite-Lived Intangible Assets, Net
As of June 30, 2014, definite-lived intangible assets consisted of the following (amounts in table in millions):

	June 30, 2014
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.4	$703	$(215)	$488
Leasehold interest	34.9	145	(13)	132
Customer relationships and customer lists	8.3	153	(44)	109
Trademarks and tradenames	8.4	65	(10)	55
Other	2.9	18	(3)	15
Total definite-lived intangible assets		$1,084	$(285)	$799
As of December 31, 2013, definite-lived intangible assets consisted of the following (amounts in table in millions):

	December 31, 2013
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$580	$(163)	$417
Leasehold interest	34.9	145	(11)	134
Customer relationships and customer lists	8.7	75	(37)	38
Trademarks and tradenames	9.1	24	(7)	17
IPR&D		1	—	1
Total definite-lived intangible assets		$825	$(218)	$607

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization expense for definite-lived intangible assets was $36 million and $26 million during the three months ended June 30, 2014 and 2013, respectively and $67 million and $55 million during the six months ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, the remaining estimated annual amortization expense of the definite-lived intangibles is expected to be as follows (table in millions):

Remainder of 2014	$73
2015	140
2016	123
2017	116
2018	104
Thereafter	243
Total	$799
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the six months ended June 30, 2014 (table in millions):

Balance, January 1, 2014	$3,027
Increase in goodwill related to Airwatch business combination	875
Other	(4)
Balance, June 30, 2014	$3,898
C. Realignment Charges
During January 2013, VMware approved and initiated a business realignment plan to streamline its operations. The realignment plan included the elimination of approximately 710 positions and personnel across all major functional groups and geographies. During the six months ended June 30, 2013, $63 million of realignment charges were recorded on the condensed consolidated statements of income, which consisted of workforce reduction charges and asset impairments. As of December 31, 2013, the plan had been completed.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

D. Net Income per Share
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
The following table sets forth the computations of basic and diluted net income per share during the three and six months ended June 30, 2014 and 2013 (net income in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$167	$245	$366	$418
Weighted-average shares, basic for Class A and Class B	430,216	428,336	430,050	428,172
Effect of dilutive securities	3,983	3,651	4,168	4,234
Weighted-average shares, diluted for Class A and Class B	434,199	431,987	434,218	432,406
Net income per weighted-average share, basic for Class A and Class B	$0.39	$0.57	$0.85	$0.98
Net income per weighted-average share, diluted for Class A and Class B	$0.38	$0.57	$0.84	$0.97
During the three and six months ended June 30, 2014, stock options to purchase 1.1 million and 1.0 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive. During the three and six months ended June 30, 2013, stock options to purchase 1.0 million and 0.8 million shares, respectively, of VMware Class A common stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.
During the three and six months ended June 30, 2014, the number of shares of restricted stock that were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive was not material. During the three and six months ended June 30, 2013, 3.1 million and 2.2 million shares, respectively, of restricted stock were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Investments
Investments as of June 30, 2014 and December 31, 2013 consisted of the following (tables in millions):

	June 30, 2014
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$570	$1	$—	$571
U.S. and foreign corporate debt securities	2,821	8	(1)	2,828
Foreign governments and multi-national agency obligations	38	—	—	38
Municipal obligations	920	3	—	923
Asset-backed securities	22	—	—	22
Mortgage-backed securities	201	1	(1)	201
Total investments	$4,572	$13	$(2)	$4,583

	December 31, 2013
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. Government and agency obligations	$537	$—	$—	$537
U.S. and foreign corporate debt securities	2,351	6	(3)	2,354
Foreign governments and multi-national agency obligations	37	—	—	37
Municipal obligations	811	3	—	814
Mortgage-backed securities	129	—	(1)	128
Total investments	$3,865	$9	$(4)	$3,870
VMware evaluated its fixed income investments as of June 30, 2014 and December 31, 2013 to determine whether or not any security had experienced an other-than-temporary decline in fair value. As of June 30, 2014 and December 31, 2013, VMware did not consider any of its fixed income investments to be other-than-temporarily impaired. The realized gains and realized losses on fixed income investments during the three and six months ended June 30, 2014 and 2013 were not material.
Unrealized losses on investments as of June 30, 2014 and December 31, 2013, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in millions):

	June 30, 2014		December 31, 2013
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$525	$(1)	$750	$(3)
Mortgage-backed securities	58	—	91	(1)
Total	$583	$(1)	$841	$(4)
Unrealized losses on investments, which have been in a net loss position for twelve months or greater, were not material as of June 30, 2014 and December 31, 2013.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Strategic Investments
VMware evaluated the strategic investments in its portfolio that are accounted under the cost method, to assess whether any of its strategic investments were other-than-temporarily impaired. VMware uses Level 3 inputs as part of its impairment analysis, including, pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance. The estimated fair value of these investments is considered in VMware's impairment review if any events or changes in circumstances occur that might have a significant adverse effect on their value. During the three months ended June 30, 2013, VMware recognized an other-than-temporary impairment charge of $13 million for a non-recoverable strategic investment. Strategic investments are included in other assets, net on the condensed consolidated balance sheets.
Contractual Maturities
The contractual maturities of investments held at June 30, 2014 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,130	$1,132
Due after 1 year through 5 years	3,217	3,226
Due after 5 years	225	225
Total investments	$4,572	$4,583
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
VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of June 30, 2014 and December 31, 2013, and there have been no transfers between fair value measurement levels during both the three and six months ended June 30, 2014 and 2013.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the condensed consolidated balance sheets, that were required to be measured at fair value as of June 30, 2014 and December 31, 2013 (tables in millions):

	June 30, 2014
	Level 1	Level 2	Total
Money-market funds	$1,409	$—	$1,409
U.S. Government and agency obligations	436	135	571
U.S. and foreign corporate debt securities	—	2,888	2,888
Foreign governments and multi-national agency obligations	—	38	38
Municipal obligations	—	924	924
Asset-backed securities	—	22	22
Mortgage-backed securities	—	201	201
Total	$1,845	$4,208	$6,053

	December 31, 2013
	Level 1	Level 2	Total
Money-market funds	$1,808	$—	$1,808
U.S. Government and agency obligations	385	152	537
U.S. and foreign corporate debt securities	—	2,366	2,366
Foreign governments and multi-national agency obligations	—	37	37
Municipal obligations	—	816	816
Mortgage-backed securities	—	128	128
Total	$2,193	$3,499	$5,692
G. Derivatives and Hedging Activity
VMware conducts business in multiple foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. To mitigate this risk, VMware enters into hedging activities as described below. The counterparties to VMware’s foreign currency forward contracts are multi-national commercial banks considered to be credit-worthy. VMware does not enter into speculative foreign exchange contracts for trading purposes.
Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into foreign currency forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income on the condensed consolidated balance sheet and is subsequently reclassified to the related operating expense line item in the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and six months ended June 30, 2014 and 2013, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not material. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income, net in the condensed consolidated statements of income as incurred.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of June 30, 2014 and December 31, 2013, VMware had forward contracts to purchase foreign currency designated as cash flow hedges with a total notional value of $118 million and $82 million, respectively. The fair value of these forward contracts was immaterial as of June 30, 2014 and December 31, 2013. During the three and six months ended June 30, 2014 and 2013, all cash flow hedges were considered effective.
Balance Sheet Hedging Activities
In order to manage exposure to foreign currency fluctuations, VMware enters into foreign currency forward contracts to hedge a portion of its net outstanding monetary assets and liabilities against fluctuations in certain foreign exchange rates.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income, net in the condensed consolidated statements of income.
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of June 30, 2014 and December 31, 2013, VMware had outstanding forward contracts with a total notional value of $613 million and $498 million, respectively. The fair value of these forward contracts was immaterial as of June 30, 2014 and December 31, 2013 and therefore excluded from the fair value tables above.
During the three months ended June 30, 2014 and 2013, VMware recognized a loss of $5 million and a gain of $5 million, respectively, relating to the settlement of foreign forward contracts. During the six months ended June 30, 2014 and 2013, VMware recognized a loss of $5 million and a gain of $16 million, respectively.
The combined gains and losses derived from the settlement of foreign forward contracts and the underlying foreign-currency denominated assets and liabilities were immaterial during the three and six months ended June 30, 2014. The combined gains and losses derived from the settlement of foreign forward contracts and underlying foreign-currency denominated assets and liabilities resulted in a net loss of $3 million during the three months ended June 30, 2013 and a net loss of $5 million during the six months ended June 30, 2013.
H. Unearned Revenues
Unearned revenues as of June 30, 2014 and December 31, 2013 consisted of the following (table in millions):

	June 30, 2014	December 31, 2013
Unearned license revenues	$476	$465
Unearned software maintenance revenues	3,541	3,304
Unearned professional services revenues	372	323
Total unearned revenues	$4,389	$4,092
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or they are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services, unearned license revenue may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist. Total unearned license revenues may vary over periods for a variety of factors, including the type and level of promotions offered, and the timing of when the products are delivered upon general availability.
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are generally recognized ratably, typically over terms of one to five years with a weighted-average remaining term at June 30, 2014 of approximately two years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
I. Contingencies
Litigation
VMware and the U.S. General Services Administration ("GSA") and the Department of Justice ("DOJ") are in ongoing discussions regarding VMware’s commercial and government sales practices covering the period between 2006 and 2013. During the three months ended June 30, 2014, VMware recognized a liability of approximately $11 million as the amount was determined to be both probable and reasonably estimable. VMware is cooperating with both the GSA and DOJ inquiries. VMware believes a loss in excess of the estimated $11 million liability is currently not determinable.
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has ongoing discussions with government entities on various matters. VMware accrues for a liability when a determination has been made that a loss is both probable of occurrence and the amount of the loss can be reasonably estimated. Significant

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In making such judgments, VMware considers the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs are generally recognized as expense when incurred. As of June 30, 2014 and December 31, 2013, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered immaterial. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, VMware believes that the amount of any such additional loss would also be immaterial to VMware’s condensed consolidated financial position, results of operations and cash flows.
J. Stockholders’ Equity
VMware Stock Repurchases
The following table summarizes stock repurchase authorizations that remain open as of June 30, 2014 (amounts in table in millions):

Authorization Date	Amount Authorized	Expiration Date	Status
August 7, 2013	$700	December 31, 2015	Open
From time to time, future stock repurchases may be made pursuant to the August 2013 authorization in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired. As of June 30, 2014, the cumulative authorized amount remaining for repurchase was $253 million.
The following table summarizes stock repurchase activity during the three and six months ended June 30, 2014 and 2013 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Aggregate purchase price	$238	$120	$407	$302
Class A common shares repurchased	2,488	1,638	4,255	4,000
Weighted-average price per share	$95.73	$73.26	$95.67	$75.50
The amount of repurchased shares includes commissions and was classified as a reduction to additional paid-in capital.
VMware Stock Options
The following table summarizes option activity since January 1, 2014 (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2014	5,756	$44.12
Granted	1,912	34.85
Forfeited	(87)	32.56
Exercised	(1,605)	37.58
Outstanding, June 30, 2014	5,976	43.09
The above table includes stock options substituted for unvested stock options in connection with business combinations. As a result, the weighted-average exercise price per share may be less than the VMware stock price at time of grant.
The stock options outstanding as of June 30, 2014 had an aggregate intrinsic value of $321 million based on VMware’s closing price as of June 30, 2014.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware Restricted Stock
VMware restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on the VMware stock price on the date of grant, and shares underlying RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
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
The following table summarizes restricted stock activity since January 1, 2014 (shares in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2014	12,856	$85.85
Granted	3,847	95.31
Vested	(2,738)	94.25
Forfeited	(565)	86.34
Outstanding, June 30, 2014	13,400	88.55
As of June 30, 2014, the 13.4 million units outstanding included 12.5 million of RSUs, 0.6 million of PSUs and 0.3 million of restricted stock. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations.
The total fair value of VMware restricted stock, including restricted stock, RSUs and PSUs, that vested during the six months ended June 30, 2014 was $258 million. As of June 30, 2014, restricted stock representing 13.4 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,297 million based on VMware’s closing price as of June 30, 2014.
Accumulated Other Comprehensive Income
The changes in components of accumulated other comprehensive income during the six months ended June 30, 2014 were as follows (table in millions):

	Unrealized Gains on Available-for-Sale Securities	Total
Balance, January 1, 2014	$4	$4
Other comprehensive gain before reclassifications, net of taxes of $2	4	4
Other comprehensive income, net	4	4
Balance, June 30, 2014	$8	$8
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	VMware recognizes revenues for professional services based upon such contractual agreements with EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and EMC pays VMware for services that VMware provides to EMC in connection with such projects.
Information about VMware's revenues and receipts from such arrangements with EMC during the three and six months ended June 30, 2014 and 2013 and unearned revenues as of June 30, 2014 and December 31, 2013 consisted of the following (table in millions):

	Revenues and Receipts from EMC				Unearned Revenues from EMC
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Reseller revenues	$43	$35	$89	$72	$203	$188
Professional services revenues	18	30	40	46	10	12
Internal-use revenues	5	3	13	6	13	20
Collaborative technology project receipts	—	2	—	4	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases products and services for internal use from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

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
Information about VMware's costs from such arrangements with EMC during the three and six months ended June 30, 2014 and 2013 consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Purchases of products and services	$12	$15	$33	$25
Collaborative technology project costs	3	2	7	2
EMC subsidiary support and administrative costs	35	27	76	63
Interest expense on note payable	7	1	12	2
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which VMware has an ownership interest, and as an executive officer of EMC. Both Paul Maritz and Pat Gelsinger retain and continue to vest in certain of their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards are being recognized in VMware’s condensed consolidated statements of income over the awards’ remaining requisite service periods. Effective since September 1, 2012, stock-based compensation costs related to Paul Maritz’s VMware awards have been charged to EMC and have not been recognized by VMware.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pivotal
During 2013, VMware transferred certain assets and liabilities to Pivotal. VMware contributed certain assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities related to certain VMware Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. As of June 30, 2014, VMware's ownership interest in Pivotal is 28%.
Additionally, VMware and Pivotal entered into an agreement pursuant to which VMware will act as the selling agent for the products and services it contributed to Pivotal in exchange for a customary agency fee. VMware also agreed to provide various transition services to Pivotal. Pursuant to the support agreement, costs incurred by VMware to support Pivotal services are reimbursed to VMware by Pivotal and are recorded as a reduction to the costs incurred by VMware. Information about VMware's revenues and costs from such arrangement with Pivotal during the three and six months ended June 30, 2014 and 2013 consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$1	$2	$2	$2
Transition services	1	8	3	8
Additionally, VMware purchased an immaterial amount of products and services for internal use from Pivotal during the three and six months ended June 30, 2014 and 2013.
Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between VMware and EMC, VMware has made payments to EMC and EMC has made payments to VMware. The following table summarizes these payments made between VMware and EMC during the three and six months ended June 30, 2014 and 2013 (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Payments from VMware to EMC	$—	$—	$20	$—
Payments from EMC to VMware	—	16	—	16
Payments between VMware and EMC under the tax sharing agreement relate to VMware's portion of federal income taxes on EMC's consolidated tax return as well as state payments for combined states. Payments from EMC to VMware relate to periods where VMware had a stand-alone loss for U.S. federal and state income tax purposes or where VMware had federal tax credits in excess of federal tax liabilities. Payments from VMware to EMC are for estimated tax payments primarily for U.S. federal income tax purposes. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. During the three and six months ended June 30, 2014 and 2013, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due To/From Related Parties, Net
As a result of the related-party transactions with EMC and Pivotal described above, amounts due to and from related parties, net as of June 30, 2014 consisted of the following (table in millions):

As of June 30, 2014
Due to EMC	$(61)
Due from EMC	108
Due to Pivotal	(8)
Due from Pivotal	1
Due (to) from related parties, net	$40

Income tax payable due to EMC	$(81)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
Note Payable to EMC
In connection with VMware's acquisition of AirWatch, VMware and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million includes $450 million that was exchanged for the $450 million promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and six months ended June 30, 2014, $7 million and $12 million, respectively, of interest expense was recognized. During the three and six months ended June 30, 2013, $1 million and $2 million, respectively, of interest expense was recognized.
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
Revenues by geographic area during the three and six months ended June 30, 2014 and 2013 were as follows (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$683	$590	$1,332	$1,159
International	774	653	1,485	1,276
Total	$1,457	$1,243	$2,817	$2,435
It is not practicable for VMware to determine revenues by country other than the United States during the three and six months ended June 30, 2014 and 2013.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of June 30, 2014 and December 31, 2013 were as follows (table in millions):

	June 30, 2014	December 31, 2013
United States	$777	$741
International	79	58
Total	$856	$799

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

No individual country other than the United States accounted for 10% or more of these assets as of June 30, 2014 and December 31, 2013, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis ("MD&A") is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of June 30, 2014 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2013 contained in our Form 10-K filed February 25, 2014.
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
We expect to grow our business by building long-term relationships with our customers, which includes continuing to sell our solutions through enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings offered both directly by us and through certain channel partners that provide for multi-year maintenance and support. Under a typical ELA, a portion of the revenues is attributed to license revenues and the remainder is primarily attributed to software maintenance revenues. In addition, the initial maintenance and support period is typically longer for ELAs compared to our transactional business. We believe that ELAs facilitate our objective of building long-term relationships with our customers as they commit to our virtual infrastructure solutions in their data centers. ELAs comprised 37% of our overall sales during each of the second quarters of 2014 and 2013, and 32% and 33% of our overall sales during the six months ended June 30, 2014 and 2013, respectively, with the balance primarily represented by our non-ELA, or transactional, business.

On February 24, 2014, we acquired A.W.S. Holding, LLC (“AirWatch Holding”), the sole member and equity holder of AirWatch LLC (“AirWatch”). AirWatch is a leader in enterprise mobile management and security solutions. The acquisition of AirWatch expands our portfolio of mobile solutions within the enterprise mobile and security space.
We have grown our headcount during the three and six months ended June 30, 2014 due to organic growth and the AirWatch acquisition. The increased headcount has resulted in higher cash and stock-based employee-related expenses across our income statement expense categories when compared to the same periods in 2013 and we expect this trend to continue. See further discussion under "Results of Operations" below.
Results of Operations
Revenues
Our revenues during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues:

License	$614	$531	$84	16%	$1,175	$1,019	$156	15%
Services:
Software maintenance	737	614	123	20	1,438	1,220	219	18
Professional services	106	98	7	8	204	196	8	4
Total services	843	712	130	18	1,642	1,416	227	16
Total revenues	$1,457	$1,243	$214	17	$2,817	$2,435	$383	16

Revenues:
United States	$683	$590	$93	16%	$1,332	$1,159	$173	15%
International	774	653	121	19	1,485	1,276	209	16
Total revenues	$1,457	$1,243	$214	17	$2,817	$2,435	$383	16
License Revenues
License revenues during the three and six months ended June 30, 2014 were up 16% and 15%, respectively, compared to the three and six months ended June 30, 2013. Our license revenue growth rate was favorably impacted during the three and six months ended June 30, 2014 compared to the same periods in the prior year as a result of increased sales of our integrated product suites, including VMware vCloud Suite. Our customers continue to shift to purchasing our suite solutions rather than purchasing certain products sold on a standalone basis such as vSphere. Our integrated product suites include various product offerings and are generally sold at a higher price than our products that are sold on an individual basis.
Our license revenue growth rate was negatively impacted by the contribution to Pivotal and the disposition of other net assets under our realignment plan during fiscal 2013. License revenues related to Pivotal and all dispositions under our realignment plan were $4 and $17 during the three and six months ended June 30, 2013, respectively.
Services Revenues
During the three and six months ended June 30, 2014, software maintenance revenues benefited from renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe demonstrates our customers' commitment to our SDDC strategy.
Our services revenue growth rate was negatively impacted by the contribution to Pivotal and the disposition of other net assets under our realignment plan. Service revenues related to Pivotal and all dispositions under our realignment plan were $4 and $34 during the three and six months ended June 30, 2013, respectively.

Foreign Currency
We invoice and collect in the Euro, the British Pound, the Japanese Yen, the Australian Dollar and the Chinese Renminbi in their respective regions. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. Foreign currency fluctuations did not have a material impact when comparing license revenues during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, respectively.
Unearned Revenues
Our unearned revenues as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Unearned license revenues	$476	$465
Unearned software maintenance revenues	3,541	3,304
Unearned professional services revenues	372	323
Total unearned revenues	$4,389	$4,092
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or they are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services, unearned license revenue may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist. Total unearned license revenues may vary over periods for a variety of factors, including the type and level of promotions offered, and the timing of when the products are delivered upon general availability.
Unearned software maintenance revenues are attributable to our maintenance contracts and are generally recognized ratably, typically over terms from one to five years with a weighted-average remaining term at June 30, 2014 of approximately two years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
Cost of License and Services Revenues, and Operating Expenses
Cost of License Revenues
Our cost of license revenues principally consists of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets and capitalized software. The cost of fulfillment of our software includes IT development efforts, personnel costs and related overhead associated with the physical and electronic delivery of our software products.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of license revenues	$45	$55	$(8)	(16)%	$94	$111	$(16)	(14)%
Stock-based compensation	1	—	—	—	2	1	—	18
Total expenses	$46	$55	$(8)	(15)	$96	$112	$(16)	(14)
% of License revenues	8%	10%			8%	11%
Cost of license revenues decreased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to a decrease of $13 and $26, respectively, in amortization of capitalized software development costs which was partially offset by an increase of $5 and $7, respectively, in amortization of intangible assets.
As of December 31, 2013, all previously capitalized software development costs were fully amortized and as such, we do not expect significant amortization of capitalized software development costs during 2014.

Cost of Services Revenues
Our cost of services revenues primarily includes the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of services revenues	$161	$111	$50	44%	$303	$229	$74	32%
Stock-based compensation	11	7	4	65	20	14	6	45
Total expenses	$172	$118	$54	46	$323	$243	$81	33
% of Services revenues	20%	17%			20%	17%
Cost of services revenues increased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The increases were primarily due to growth in cash-based employee-related expenses of $29 and $51, during the three and six months ended June 30, 2014, respectively, driven by incremental growth in headcount, both organic and through the AirWatch acquisition. Costs we incur to provide technical support increased by $9 and $14 during the three and six months ended June 30, 2014, respectively. Additionally, increases in equipment and depreciation costs contributed to the increases in cost of services revenues. The increase during the six months ended June 30, 2014 was partially offset by a decrease of $10 in operating expenses related to Pivotal.
Research and Development Expenses
Our research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancements, including major upgrades, of our existing software offerings.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$251	$210	$41	20%	$484	$419	$65	16%
Stock-based compensation	66	51	15	29	126	113	13	11
Total expenses	$317	$261	$56	21	$610	$532	$78	15
% of Total revenues	22%	21%			22%	22%
R&D expenses increased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The increases were primarily due to growth in cash-based employee-related expenses of $24 and $51 during the three and six months ended June 30, 2014, respectively, and increases in stock-based compensation of $15 and $13, respectively, driven by incremental growth in headcount, both organic and through the AirWatch acquisition. Additionally, contractor costs of $7 and $12 contributed to the increases during the three and six months ended June 30, 2014, respectively, as well as increases in equipment and depreciation expenses. The increase during the six months ended June 30, 2014 was partially offset by a decrease of $15 in research and development expenses related to Pivotal.

Sales and Marketing Expenses
Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches. Sales commissions are generally earned and expensed when a firm order is received from the customer. Sales and marketing expenses also include the net impact from the expenses incurred and fees generated by certain marketing initiatives.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing	$501	$409	$92	23%	$934	$790	$145	18%
Stock-based compensation	43	33	10	30	84	69	15	21
Total expenses	$544	$442	$102	23	$1,018	$859	$159	19
% of Total revenues	37%	36%			36%	35%
Sales and marketing expenses increased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily driven by growth in cash-based employee-related expenses of $65 and $111, respectively, and an increase in stock-based compensation of $10 and $15, respectively, due to incremental growth in headcount, both organic and through the AirWatch acquisition. Costs incurred for travel and marketing programs also contributed to increases of $18 and $29, respectively, in expenses during the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase in expenses during the six months ended June 30, 2014 was partially offset by a decrease of $10 in sales and marketing expenses related to Pivotal.
General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives and facilities costs.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
General and administrative	$161	$84	$77	91%	$295	$168	$126	74%
Stock-based compensation	18	12	6	50	35	26	9	34
Total expenses	$179	$96	$82	86	$330	$194	$134	69
% of Total revenues	12%	8%			12%	8%
General and administrative expenses increased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Certain key employees of AirWatch may be paid consideration upon the achievement of specified future employment conditions. Compensation expense relating to the future employment conditions of the key AirWatch employees of $41 and $60 was recognized during the three and six months ended June 30, 2014, respectively. Other cash-based employee-related expenses increased by $14 and $28 during the three and six months ended June 30, 2014, respectively, and stock-based compensation expenses increased $6 and $9, respectively, due to incremental growth in headcount, both organic and through the AirWatch acquisition. Costs of $11 related to certain litigation and other contingencies and IT development costs further contributed to the increases in expenses during the three and six months ended June 30, 2014 compared to the same periods in 2013.

Realignment Charges

	Six Months Ended
	June 30,
	2014	2013	$ Change	% Change
Realignment charges	$(1)	$57	$(59)	(102)%
Stock-based compensation	—	6	(6)	(100)
Total expenses	$(1)	$63	$(65)	(102)
Realignment charges during the six months ended June 30, 2013 were incurred in connection with our realignment plan that was initiated in January 2013. The realignment plan was completed at December 31, 2013.
Interest Expense with EMC
Interest expense with EMC Corporation (“EMC”) of $7 and $12 during the three and six months ended June 30, 2014, respectively, increased by $6 and $9 compared to the same periods in 2013 primarily as a result of the additional debt we assumed from EMC. See "Our Relationship with EMC" disclosure for further information.
Other Income, Net
Other income, net, decreased by $18 and $13 during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to a pre-tax gain of $32 recognized during the three and six months ended June 30, 2013 as a result of exiting certain lines of business under our business realignment plan. Partially offsetting this gain during the three and six months ended June 30, 2013 was an other-than-temporary impairment charge of $13 that we recognized in connection with a non-recoverable strategic investment.
Income Tax Provision
For the three months ended June 30, 2014 and 2013, our effective income tax rate was 17.5% and 16.8%, respectively. For the six months ended June 30, 2014 and 2013, our effective income tax rate was 18.1% and 8.7%, respectively. Our effective income tax rate when comparing the three and six months ended June 30, 2014 to the same periods in 2013 was primarily impacted by the expiration of the federal research credit on December 31, 2013. During January 2013, the United States Congress retroactively enacted the extension of the federal research credit through December 31, 2013.
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries in Ireland, where the statutory tax rate is 12.5%. Recent developments in non-U.S. tax jurisdictions and unfavorable changes in non-U.S. tax laws and regulations could have an adverse effect on our effective tax rate. Additionally, if earnings are lower than anticipated in countries where the statutory tax rates are lower than the U.S. federal tax rate, this could also have an adverse effect on our effective tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect to such income. Our intent is to indefinitely reinvest our non-U.S. funds in our foreign operations, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We have been included in the EMC consolidated group for U.S. federal income tax purposes, and expect to continue to be included in such consolidated group for periods in which EMC owns at least 80% of the total voting power and value of our outstanding stock as calculated for U.S. federal income tax purposes. The percentage of voting power and value calculated for U.S. federal income tax purposes may differ from the percentage of outstanding shares beneficially owned by EMC due to the greater voting power of our Class B common stock as compared to our Class A common stock and other factors. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Should EMC's ownership fall below 80% of the total voting power or value of our outstanding stock in any period, then we would no longer be included in the EMC consolidated group for U.S. federal income tax purposes, and our U.S. federal income tax would be reported separately from that of the EMC consolidated group.
Although we file a consolidated federal tax return with EMC, the income tax provision is calculated primarily as though we were a separate taxpayer. However, certain transactions that we and EMC are parties to are assessed using consolidated tax return rules. Our effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to different tax rates in foreign jurisdictions where income is earned.
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
Our Relationship with EMC
As of June 30, 2014, EMC owned 43,025,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.8% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.
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
Information about our revenues and receipts from such arrangements with EMC during the three and six months ended June 30, 2014 and 2013 and unearned revenues as of June 30, 2014 and December 31, 2013 consisted of the following (table in millions):

	Revenues and Receipts from EMC				Unearned Revenues from EMC
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Reseller revenues	$43	$35	$89	$72	$203	$188
Professional services revenues	18	30	40	46	10	12
Internal-use revenues	5	3	13	6	13	20
Collaborative technology project receipts	—	2	—	4	n/a	n/a
We and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase products and services for internal use from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

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

Information about our costs from such arrangements with EMC during the three and six months ended June 30, 2014 and 2013 consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Purchases of products and services	$12	$15	$33	$25
Collaborative technology project costs	3	2	7	2
EMC subsidiary support and administrative costs	35	27	76	63
Interest expense on note payable	7	1	12	2
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which we have an ownership interest, and as an executive officer of EMC. Both Paul Maritz and Pat Gelsinger retain and continue to vest in certain of their respective equity awards that they held as of September 1, 2012. Stock-based compensation related to Pat Gelsinger’s EMC awards are being recognized on our condensed consolidated statements of income over the awards’ remaining requisite service periods. Effective since September 1, 2012, stock-based compensation costs related to Paul Maritz’s VMware awards have been charged to EMC and have not been recognized by us.
Pivotal
During 2013, we transferred certain assets and liabilities to Pivotal. We contributed certain assets, including intellectual property to Pivotal, and Pivotal assumed substantially all liabilities, related to certain of our Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. As of June 30, 2014, our ownership interest in Pivotal is 28%.
Additionally, we and Pivotal entered into an agreement pursuant to which we will act as the selling agent for the products and services we contributed to Pivotal in exchange for a customary agency fee. We also agreed to provide various transition services to Pivotal. Pursuant to the support agreement, costs incurred by us to support Pivotal services are reimbursed to us by Pivotal and are recorded as a reduction to the costs incurred by us. Information about our revenues and costs from such arrangement with Pivotal during the three and six months ended June 30, 2014 and 2013 consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$1	$2	$2	$2
Transition services	1	$8	3	$8
Additionally, we purchased an immaterial amount of products and services for internal use from Pivotal during the three and six months ended June 30, 2014 and 2013.

Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between us and EMC, we have made payments to EMC and EMC has made payments to us. The following table summarizes these payments made between us and EMC during the three and six months ended June 30, 2014 and 2013 (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Payments from us to EMC	$—	$—	$20	$—
Payments from EMC to us	—	16	—	16
Payments between us and EMC under the tax sharing agreement relate to our portion of federal income taxes on EMC's consolidated tax return as well as state payments for combined states. Payments from EMC to us relate to periods where we had a stand-alone loss for U.S. federal and state income tax purposes or where we had federal tax credits in excess of federal tax liabilities. Payments from us to EMC are for estimated tax payments primarily for U.S. federal income tax purposes. The amounts that we either pay to or receive from EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. During the three and six months ended June 30, 2014 and 2013, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related-party transactions with EMC and Pivotal described above, amounts due to and from related parties, net as of June 30, 2014 consisted of the following (table in millions):

As of June 30, 2014
Due to EMC	$(61)
Due from EMC	108
Due to Pivotal	(8)
Due from Pivotal	1
Due (to) from related parties, net	$40

Income tax payable due to EMC	$(81)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
Note Payable to EMC
In connection with our acquisition of AirWatch, we and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. The total debt of $1,500 includes $450 that was exchanged for the $450 promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 due May 1, 2018, $550 due May 1, 2020 and $270 due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and six months ended June 30, 2014, $7 and $12, respectively, of interest expense was recognized. During the three and six months ended June 30, 2013, $1 and $2, respectively, of interest expense was recognized.
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

Liquidity and Capital Resources
At June 30, 2014 and 2013, we held cash, cash equivalents and short-term investments as follows:

	June 30,
	2014	2013
Cash and cash equivalents	$2,054	$1,840
Short-term investments	4,583	3,483
Total cash, cash equivalents and short-term investments	$6,637	$5,323
As of June 30, 2014, we held a diversified portfolio of money market funds and fixed income securities totaling $6,053. Our fixed income securities are denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of June 30, 2014, our total cash, cash equivalents and short-term investments were $6,637, of which $4,695 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We expect that cash generated by operations will be used as our primary source of liquidity. We also believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for at least the next twelve months. While we believe our existing cash and cash equivalents and cash to be generated by operations will be sufficient to meet our normal operating requirements, our overall level of cash needs may be impacted by the number and size of acquisitions, investments and stock repurchases. On January 21, 2014, in connection with our agreement to acquire AirWatch, we and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. Please see below for further details regarding these promissory notes. Should we require additional liquidity, we may seek to arrange debt financing or enter into credit facilities.
Our cash flows summarized for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$409	$534	$1,159	$1,210
Investing activities	(862)	(444)	(2,060)	(775)
Financing activities	(281)	(90)	650	(204)
Net (decrease) increase in cash and cash equivalents	$(734)	$—	$(251)	$231
Operating Activities
Cash provided by operating activities decreased by $125 and $51 during the three and six months ended June 30, 2014 from the three and six months ended June 30, 2013, respectively. The decrease during the three and six months ended June 30, 2014 was primarily driven by a decrease in profitability, change in deferred taxes, and an increase in accounts receivable compared to the same periods in 2013.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is also impacted by the timing of purchases, sales and maturities of our available-for-sale securities.
Cash used in investing activities increased during the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to increases in purchases of available-for-sale securities and purchases of strategic investments. Additionally, cash used in investing activities during the six months ended June 30, 2014 increased significantly as a result of our acquisition of AirWatch during the first quarter of 2014. The increase in restricted cash during the six months ended June 30, 2014 primarily relates to amounts due to certain AirWatch employees, subject to achievement of certain employment conditions.

Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2014 changed compared to net cash used in financing activities during the same period in 2013 primarily as a result of the note payable exchange agreement we entered into with EMC in connection with our acquisition of AirWatch.
Notes Payable to EMC
As of June 30, 2014, $1,500 remained outstanding on a note payable to EMC, with interest payable quarterly in arrears.
In connection with our acquisition of AirWatch, we entered into a note exchange agreement with EMC on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. The total debt of $1,500 includes $450 that was exchanged for the $450 promissory note issued to EMC in April 2007, as amended and restated in June 2011.
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
New Accounting Pronouncements
During May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Upon adoption, entities will be required to recognize the amount of revenue that they expect to be entitled to for the transfer of promised goods or services to their customers. The updated standard is effective for us in the first quarter of 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding: achieving future business growth by building long-term relationships with our customers through the adoption of enterprise license agreements; our vision and expected benefits of the SDDC; increased operating expenses resulting from our acquisition of AirWatch; maintaining our industry leadership position; benefits of our products and services to customers; the recognition of unearned revenue; the impact of our relationship with EMC Corporation on taxes; acquisition accounting and the deductibility of goodwill and identifiable intangible assets for U.S. income tax purposes; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; our ability to generate positive cash flows from operations; continuation of our stock repurchase program; our effective tax rate and the effects of potential developments in U.S. and non-U.S. tax jurisdictions; future amortization of software development costs; our intent to indefinitely reinvest our overseas earnings in our foreign operations; the lack of a material adverse effect on us due to the resolution of pending claims, legal proceedings and investigations including the GSA and DOJ inquiries; and gains and losses associated with foreign currency fluctuations.
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
There were no material changes to our market risk exposures in the six months ended June 30, 2014. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our products and services are based on computer virtualization and related technologies that have primarily been used for virtualizing on-premises data centers. As the market for data center virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the foundation for cloud-based computing, management and automation of the delivery of IT resources, end-user computing and Infrastructure as a service (“IaaS”) offerings including hybrid cloud services. Our success depends on organizations and our customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of our virtualization-based infrastructure and management solutions for cloud computing, hybrid cloud services and end-user computing. As the market for our data center virtualization products mature and the scale of our business increases, it may be difficult to maintain previous rates of growth in our product sales. In addition, to the extent that our newer cloud computing infrastructure management and automation, or software-defined data center (“SDDC”), solutions, end-user computing, and hybrid cloud solutions are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
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
One of VMware’s core strategies is to deliver the software-defined data center. In 2010, we introduced the first of our vCenter and vCloud products, which we combined in 2011 with our vShield security product line to create our Cloud Infrastructure and Management (“CIM”) Suite offering. In 2012, we delivered the vCloud Suite, which delivers a comprehensive suite for cloud computing in a single SKU with simplified licensing.
In 2012, we acquired two companies that furthered VMware’s SDDC strategy - Dynamic Ops, a provider of cloud automation solutions that enable provisioning and management of IT services across heterogeneous environments, and Nicira, a developer of software-defined networking and a leader in network virtualization for open source initiatives. In 2013, we acquired Virsto Software, a developer of software that optimizes storage performance and utilization in virtual environments.
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
In the first quarter of 2014, we acquired AirWatch, a leader in enterprise mobility management and security solutions. The acquisition of AirWatch expands our portfolio of mobile solutions within the enterprise mobility and security space.
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
Our vCloud Hybrid Service offering relies upon a number of third-party providers for data center space, equipment, maintenance and other colocation services, and the loss of, or problems with, one or more of these providers may impede the growth of our vCloud Hybrid Service offerings, adversely impact our plans to expand the service and damage our reputation.
We launched our vCloud Hybrid Service cloud service offerings in 2013 in the United States and announced plans to expand the services globally. Our vCloud Hybrid Service offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services. While we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to the contractual obligations under those agreements. For example, a data center landlord may fail to adequately maintain its facilities or provide an appropriate data center infrastructure for which it is responsible. If that were to happen, our ability to deliver services at levels acceptable to our customers and at levels that we have committed to could be impaired. Additionally, if the third parties that we rely on do fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our vCloud Hybrid Service offerings would be impaired.

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
The virtualization, cloud computing, end-user computing and software-defined data center industries are inter-related and rapidly evolving. We experienced increased competition during 2013 and expect it to remain intense throughout 2014. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products and is expected to release updated versions of its Hyper V virtualization product. In September 2012, Microsoft began shipping Windows Server 2012, which includes a more advanced version of its Hyper-V virtualization product which continues its push into the virtualization space, its System Center 2012 bundle of management products targeted at legacy and virtual environments and its VDI offering for smaller businesses. Microsoft also offers IaaS capabilities in Azure with a similar hybrid cloud message. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user desktop and mobility offerings and their networking and cloud platform offerings. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. For example, Amazon released their Workspaces offering for the DaaS space. Additionally, Red Hat has released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, our hybrid cloud computing offering, which allows enterprises to pool internal and external IT resources running on a common vSphere infrastructure competes with low-cost public cloud infrastructure offerings such as Amazon EC2 and Google Compute Engine. Enterprises and service providers have also shown significant interest in building their own clouds based on open source projects such as OpenStack.
Following our acquisition of Nicira and the resulting release of our NSX product, a number of competitors have announced software-defined networking offerings. Specifically, Cisco has announced plans to ship its Application Centric Infrastructure product.
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
Some of our competitors have made acquisitions and entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. Citrix Systems continues to invest in desktop virtualization marketing by continuing its collaboration with Microsoft and has acquired smaller players like Zenprise, Virtual Computer and Framehawk. IBM acquired SoftLayer to increase their data center footprint and grow their cloud business. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, Oracle offers integrated hardware and software virtualization solutions, and Microsoft and Hewlett-Packard continue their collaboration based on Microsoft’s cloud computing and virtualization platforms. In addition, Citrix offers an IaaS cloud services solution, and Red Hat continues to invest in the Open Virtualization Alliance (“OVA”) to bolster KVM as a direct competitor to VMware vSphere. In 2012, Dell acquired Wyse Technologies to bolster its ability to serve the “cloud client” space and Quest to enhance its management and automation solutions. A number of competitors are active in the emerging software-defined networking space. For example, in 2013, Cisco acquired Insieme, and Juniper acquired Contrail Systems in late 2012. In June 2013, Oracle and Microsoft entered into a partnership pursuant to which Oracle now supports the use of Oracle products in Microsoft Hyper-V deployments as well as Windows Azure. In July 2014, Cisco and Microsoft announced an initiative to integrate Cisco data center solutions and networking switches with Microsoft cloud offerings and to jointly market and sell their data center and hybrid cloud solutions. We expect these trends to continue as companies attempt to strengthen or maintain their positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues, which could materially and adversely impact our financial condition and results of operations.
We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.
The virtualization, cloud computing, end-user computing and SDDC industries are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing is proving to be a disruptive technology that will alter the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to establish or sustain our thought leadership in the cloud computing and enterprise software fields, and our customers may not view our products and services as innovative and best-of-breed, which could result in a reduction in market share and our inability to command a pricing premium over competitor products and services. We may not be able to develop updated products and services that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products and services to work with these systems and devices. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the migration of servers to microprocessors with an increasing number of multiple cores also allows an end user with a given number of licensed copies of our software to multiply the number of virtualization machines run per server socket without having to purchase additional licenses from us. If we are unable to revise our solutions and offerings in response to new technological developments, our ability to retain or increase market share and revenues in the virtualization software space could be materially adversely affected.
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
Our core customers are large enterprises with multi-year enterprise license agreements, each of which involves substantial aggregate fee amounts. The failure to renew those transactions in the future, or to replace those enterprise license agreements with new transactions of similar scope, on terms that are commercially attractive to us could materially adversely affect our business, financial condition, operating results and cash flow.
Our current research and development efforts may not produce significant revenues for several years, if at all.
Developing our products and services is expensive. Our investment in research and development may not result in marketable products or services or may result in products and services that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were approximately 22% of our total revenues during the first six months of 2014 and approximately 21% in the fiscal year 2013. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
Although our year-over-year growth rates for overall sales and ELA sales both increased in 2013 compared to 2012, the year-over-year growth rate for our transactional sales declined in 2013 compared to 2012. Although the growth rate for our transactional business increased during the first half of 2014, as we develop and add new product and service capabilities to our higher-end product offerings, and as our ELA volume continues to grow, we may not be successful in our strategy to increase the value of the products and services sold through the transactional business. Consequently, we may not be able to increase sales volumes in our transactional business or help attract new customers to our product ecosystem with our enhanced product features and capabilities.
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
Revenues from customers outside the United States comprised approximately 53% of our total revenues in both the first six months ended 2014 and 2013. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products and services of our competitors or to prevent or reduce sales of our products and services. Certain system vendors now offer competing virtualization products preinstalled on their server products and services. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products and services. Accordingly, our channel partners may choose not to offer our products and services exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products and services, which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for 10% or more of revenues during the first six months of 2014. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products or services under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Three of our distributors each accounted for 10% or more of revenues during the first six months of 2014. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 40% of our total accounts receivable as of June 30, 2014 was from our three largest distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. In the ordinary course of business, VMware also receives inquiries from and has discussions with government entities regarding the compliance of its contracting and sales practices with laws and regulations. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. While no formal legal proceedings that we expect to have a material impact on our financial condition or results of operations have been commenced, there can be no assurance that actions will not be taken in the future. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, it is possible that our business, financial condition or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, demands or investigations.
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
Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. In the ordinary course of business, VMware also receives inquiries from and has ongoing discussions with government entities regarding the compliance of its contracting and sales practices with laws and regulations. VMware is currently cooperating with the U.S. General Services Administration and the Department of Justice in their inquiries regarding our government sales practices between 2006 and 2013. During the three months ended June 30, 2014, VMware recognized a liability of approximately $11 million in connection with this matter as the loss was determined to be both probable and reasonably estimable. While no formal legal proceedings that are expected to have a material impact on our financial condition or results of operations have been commenced, there can be no assurance that actions will not be commenced in the future. If our customer contracts are terminated, if we are suspended from government work or fines or other government sanctions are imposed, or if our ability to compete for new contracts is adversely affected, our business, operating results or financial condition could be adversely affected.
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
Detecting and protecting against the unauthorized use of our products, technology proprietary rights, and intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, financial condition and results of operations, and there is no guarantee that we would be successful. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to protecting their technology or intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which could result in a substantial loss of our market share.
We provide access to our hypervisor and other selected source code to partners, which creates additional risk that our competitors could develop products that are similar to or better than ours.
Our success and ability to compete depend substantially upon our internally developed technology, which in some cases is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other information relating to our software, under trade secret, copyright, and other applicable laws. However, we have chosen to provide access to our hypervisor and other selected source code to several dozen of our partners for co-development, as well as for open APIs, formats and protocols. Though we generally control access to our source code and other intellectual property, and enter into confidentiality or license agreements with such partners, as well as with our employees and consultants, this combination of procedural and contractual safeguards may be insufficient to protect our trade secrets and other rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.
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
We have acquired in the past and plan to acquire in the future other businesses, products or technologies. Acquisitions can involve significant risks and uncertainties, which include:

•	disrupting our ongoing operations, diverting management from day-to-day responsibilities, increasing our expenses, and adversely impacting our business, financial condition and results of operations;

•	failure of the acquired business to further our business strategy;

•	uncertainties in achieving the expected benefits of an acquisition, including enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies;

•	reducing cash available for operations, stock repurchase programs and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;

•	incurring amortization expense related to identifiable intangible assets acquired that could impact our operating results;

•	difficulty integrating the operations, systems, technologies, products and personnel of the acquired businesses effectively;

•	retaining and motivating key personnel from acquired companies;

•	assuming the liabilities of the acquired business, including acquired litigation-related liabilities, and potential litigation arising from a proposed or completed acquisition;

•	maintaining good relationships with customers or business partners of the acquired business or our own customers as a result of any integration of operations;

•	product liability, customer liability or intellectual property liability associated with the sale of the acquired business’s products;

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
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. Since the start of 2013, our goodwill balance increased by $1,050 million or 36.9% primarily as a result of acquisitions made since January 1, 2013. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization or cash flows, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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
As of June 30, 2014, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.8% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
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
Our investment in Pivotal Software, Inc. (“Pivotal,” previously known as “GoPivotal, Inc.”) may not prove successful.
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
The financial information covering the periods included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our condensed consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. If EMC were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to VMware, including the fact that VMware would lose the benefit of these arrangements with EMC. There can be no assurance that VMware would be able to renegotiate these arrangements with EMC or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with EMC. Moreover, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. During the three and six months ended June 30, 2014, we recognized revenues of $66 million and $141 million, respectively, and as of June 30, 2014, $226 million of sales were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2013 and June 30, 2014, the closing trading price of our Class A common stock was volatile, ranging between $65.53 and $111.80 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)(2)
April 1 – April 30, 2014	569,501	$100.75	569,501	$433,887,572
May 1 – May 31, 2014	1,423,955	93.44	1,423,955	300,838,478
June 1 – June 30, 2014	494,936	96.54	494,936	253,059,490
	2,488,392	95.73	2,488,392	253,059,490

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

VMWARE, INC.

Dated:	August 5, 2014	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X