Form 10-Q
period 2014-09-30
VMWARE, INC.
filed 2014-11-05
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 430,484,596 of which 130,484,596 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMworld, vSphere, vCloud, vCenter, VMware View, vCloud Suite, Horizon Suite, VMware NSX, Virtual SAN, vCloud Air, CloudVolumes, AirWatch, vShield, Desktone, Dynamic Ops, Nicira, Wanova and Virsto are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
License	$639	$564	$1,814	$1,583
Services	876	725	2,519	2,141
Total revenues	1,515	1,289	4,333	3,724
Operating expenses (1):
Cost of license revenues	46	51	143	163
Cost of services revenues	196	132	519	375
Research and development	327	266	936	797
Sales and marketing	529	449	1,550	1,308
General and administrative	169	103	498	298
Realignment charges	6	1	4	64
Operating income	242	287	683	719
Investment income	11	7	28	21
Interest expense with EMC	(7)	(1)	(18)	(3)
Other income (expense), net	(2)	15	(2)	29
Income before income taxes	244	308	691	766
Income tax provision	50	47	131	87
Net income	$194	$261	$560	$679
Net income per weighted-average share, basic for Class A and Class B	$0.45	$0.61	$1.30	$1.58
Net income per weighted-average share, diluted for Class A and Class B	$0.45	$0.60	$1.29	$1.57
Weighted-average shares, basic for Class A and Class B	430,463	429,709	430,408	428,690
Weighted-average shares, diluted for Class A and Class B	434,118	433,182	434,656	432,916
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$1	$1	$2	$2
Cost of services revenues	11	7	31	21
Research and development	61	52	187	165
Sales and marketing	43	37	128	106
General and administrative	17	16	51	42
Realignment charges	—	—	—	6
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$194	$261	$560	$679
Other comprehensive income:
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $(2), $3, $1 and $(2)	(3)	5	2	(3)
Reclassification of (gains) realized during the period, net of taxes of $(1), $0, $(2) and $(1)	(1)	—	(2)	(1)
Net change in market value of available-for-sale securities	(4)	5	—	(4)
Changes in market value of effective foreign currency forward exchange contracts:
Unrealized (losses), net of $0 taxes for all periods	(3)	(1)	(3)	(1)
Reclassification of (gains) losses realized during the period, net of $0 taxes for all periods	(1)	1	—	—
Net change in market value of effective foreign currency forward exchange contracts	(4)	—	(3)	(1)
Total other comprehensive income (loss)	(8)	5	(3)	(5)
Total comprehensive income, net of taxes	$186	$266	$557	$674
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,293	$2,305
Short-term investments	4,801	3,870
Accounts receivable, net of allowance for doubtful accounts of $2	957	1,220
Deferred tax assets	232	190
Other current assets	249	96
Total current assets	8,532	7,681
Property and equipment, net	969	845
Other assets, net	155	107
Deferred tax assets	156	60
Intangible assets, net	772	607
Goodwill	3,935	3,027
Total assets	$14,519	$12,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150	$109
Accrued expenses and other	779	608
Due to related parties, net	17	18
Unearned revenues	2,725	2,558
Total current liabilities	3,671	3,293
Notes payable to EMC	1,500	450
Unearned revenues	1,650	1,534
Other liabilities	262	234
Total liabilities	7,083	5,511
Contingencies (see Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 131,103 and 130,349 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	3,553	3,496
Accumulated other comprehensive income	1	4
Retained earnings	3,872	3,312
Total VMware, Inc.'s stockholders’ equity	7,430	6,816
Non-controlling interests	$6	$—
Total stockholders' equity	$7,436	$6,816
Total liabilities and stockholders’ equity	$14,519	$12,327
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating activities:
Net income	$194	$261	$560	$679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	82	255	261
Stock-based compensation	133	113	399	332
Excess tax benefits from stock-based compensation	(8)	(12)	(34)	(60)
Deferred income taxes, net	(36)	32	(115)	41
Non-cash realignment charges	—	—	—	15
Gain on disposition of certain lines of business and other, net	—	(12)	—	(31)
Other	—	4	—	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	163	152	293	360
Other assets	(27)	4	(70)	(72)
Due to/from related parties, net	57	49	25	84
Accounts payable	49	(2)	41	16
Accrued expenses	(60)	(69)	(4)	(91)
Income taxes receivable from EMC	—	—	—	15
Income taxes payable	65	(2)	178	(4)
Unearned revenues	(15)	37	237	300
Net cash provided by operating activities	606	637	1,765	1,848
Investing activities:
Additions to property and equipment	(100)	(94)	(254)	(247)
Purchases of available-for-sale securities	(998)	(573)	(2,974)	(2,227)
Sales of available-for-sale securities	610	253	1,551	1,072
Maturities of available-for-sale securities	162	227	483	597
Proceeds from disposition of certain lines of business	—	6	—	37
Purchase of strategic investments	(1)	(7)	(41)	(7)
Business acquisitions, net of cash acquired	(44)	—	(1,112)	(184)
Increase in restricted cash	—	(1)	(76)	(3)
Other investing	—	—	(10)	(1)
Net cash used in investing activities	(371)	(189)	(2,433)	(963)
Financing activities:
Proceeds from issuance of common stock	59	70	158	185
Proceeds from issuance of notes payable to EMC	—	—	1,500	—
Repayment of note payable to EMC	—	—	(450)	—
Reduction in capital from EMC	—	—	(24)	—
Proceeds from non-controlling interests	7	—	7	—
Repurchase of common stock	(43)	(90)	(450)	(392)
Excess tax benefits from stock-based compensation	8	12	34	60
Shares repurchased for tax withholdings on vesting of restricted stock	(27)	(17)	(119)	(84)
Net cash provided by (used in) financing activities	4	(25)	656	(231)
Net increase (decrease) in cash and cash equivalents	239	423	(12)	654
Cash and cash equivalents at beginning of the period	2,054	1,840	2,305	1,609
Cash and cash equivalents at end of the period	$2,293	$2,263	$2,293	$2,263
Non-cash items:
Changes in capital additions, accrued but not paid	$(14)	$(3)	$(3)	$(8)
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	3	(2)	4	(1)
Fair value of stock options assumed in acquisition	1	—	25	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) is the leader in virtualization infrastructure solutions utilized by organizations to help them transform the way they build, deliver and consume information technology (“IT”) resources. VMware’s virtualization infrastructure solutions, which include a suite of products and services designed to deliver a software-defined data center, run on industry-standard desktop computers and servers and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
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
As of September 30, 2014, EMC Corporation ("EMC") held approximately 79.6% of VMware’s outstanding common stock and 97.2% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. Non-controlling interests are presented as a separate component within total stockholders' equity and represent the equity and cumulative pro-rata share of the results of operations attributable to the non-controlling interests. Net earnings attributable to the non-controlling interests are eliminated within other income (expense), net in the condensed consolidated statements of income and are not presented separately as they were not material for the periods presented. All intercompany transaction and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with EMC and Pivotal are generally settled in cash. Changes in the intercompany balances with EMC and Pivotal are presented as a component of cash flows from operating, investing and financing activities.
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
B. Business Combinations, Joint Venture, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
Acquisition of CloudVolumes, Inc.
On August 20, 2014, VMware acquired all of the outstanding shares of CloudVolumes, Inc. ("CloudVolumes") for approximately $45 million of cash. CloudVolumes is a provider of real-time application delivery technology that enables enterprises to deliver native applications to virtualized environments on-demand. VMware acquired CloudVolumes to expand VMware's end-user computing group. The preliminary purchase price primarily included $9 million of identifiable intangible assets and approximately $37 million of goodwill that is expected to be non-deductible for tax purposes. The impact of this acquisition was not material to VMware's consolidated financial statements.
Acquisition of AirWatch LLC
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
Merger consideration totaling $300 million, including $75 million being held in escrow, is payable to certain employees of AirWatch subject to specified future employment conditions and will be recognized as expense over the requisite service period on a straight-line basis. Compensation expense of $41 million and $101 million was recognized during the three and nine months ended September 30, 2014, respectively.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Subsequent adjustments made to the initial preliminary allocation of the consideration primarily relate to deferred taxes and the liability for employer related taxes. As a result, goodwill decreased $4 million in connection with these adjustments.
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
Supplemental information on an unaudited pro forma basis, as if AirWatch had been acquired on January 1, 2013, is presented as follows (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Pro forma adjusted net income	$194	$200	$523	$500
Joint Venture
During the three months ended September 30, 2014, VMware established a joint venture intended to expand the VMware vCloud Air services (formerly vCloud Hybrid Service) in Japan. Cash contributions of $8 million and $7 million were made by VMware and the non-controlling interest, respectively, in proportion to their respective ownership interest. At September 30, 2014, VMware had a controlling interest in the joint venture and approximately 51% of the ownership. Accordingly, VMware consolidated the financial results of the joint venture. The non-controlling interest's share of the earnings in the joint venture was not material during the three months ended September 30, 2014.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Definite-Lived Intangible Assets, Net
As of September 30, 2014, definite-lived intangible assets consisted of the following (amounts in table in millions):

	September 30, 2014
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$702	$(232)	$470
Leasehold interest	34.9	145	(14)	131
Customer relationships and customer lists	8.3	153	(49)	104
Trademarks and tradenames	8.4	65	(11)	54
Other	2.9	18	(5)	13
Total definite-lived intangible assets		$1,083	$(311)	$772
As of December 31, 2013, definite-lived intangible assets consisted of the following (amounts in table in millions):

	December 31, 2013
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$580	$(163)	$417
Leasehold interest	34.9	145	(11)	134
Customer relationships and customer lists	8.7	75	(37)	38
Trademarks and tradenames	9.1	24	(7)	17
IPR&D		1	—	1
Total definite-lived intangible assets		$825	$(218)	$607
Amortization expense for definite-lived intangible assets was $37 million and $104 million during the three and nine months ended September 30, 2014, respectively and $25 million and $81 million during the three and nine months ended September 30, 2013, respectively.
As of September 30, 2014, the remaining estimated annual amortization expense of the definite-lived intangibles is expected to be as follows (table in millions):

Remainder of 2014	$37
2015	142
2016	124
2017	117
2018	105
Thereafter	247
Total	$772

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the nine months ended September 30, 2014 (table in millions):

Balance, January 1, 2014	$3,027
Increase in goodwill related to AirWatch business combination	875
Increase in goodwill related to CloudVolumes business combination	37
Other	(4)
Balance, September 30, 2014	$3,935
C. Realignment Charges
During the three months ended September 30, 2014, VMware eliminated approximately 90 positions across all major functional groups and geographies to streamline its operations. As a result of these actions, $7 million of realignment charges was recognized during the three months ended September 30, 2014 on the condensed consolidated statements of income, which consisted of workforce reduction charges. An immaterial credit was also recognized during the three months ended September 30, 2014. As of September 30, 2014, $5 million remained in accrued expenses and other on the condensed consolidated balance sheet and is expected to be paid by the end of 2014.
During January 2013, VMware approved and initiated a business realignment plan to streamline its operations. The realignment plan included the elimination of approximately 710 positions and personnel across all major functional groups and geographies. During the nine months ended September 30, 2013, $64 million of realignment charges were recorded on the condensed consolidated statements of income, which consisted of workforce reduction charges and asset impairments. As of December 31, 2013, the plan had been completed.

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
The following table sets forth the computations of basic and diluted net income per share during the three and nine months ended September 30, 2014 and 2013 (net income in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$194	$261	$560	$679
Weighted-average shares, basic for Class A and Class B	430,463	429,709	430,408	428,690
Effect of dilutive securities	3,655	3,473	4,248	4,226
Weighted-average shares, diluted for Class A and Class B	434,118	433,182	434,656	432,916
Net income per weighted-average share, basic for Class A and Class B	$0.45	$0.61	$1.30	$1.58
Net income per weighted-average share, diluted for Class A and Class B	$0.45	$0.60	$1.29	$1.57
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted earnings per share calculations because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Anti-dilutive securities:
Employee stock options	1,180	1,181	1,244	892
Restricted stock units	107	2,357	37	919
Total	1,287	3,538	1,281	1,811

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Investments
Investments as of September 30, 2014 and December 31, 2013 consisted of the following (tables in millions):

	September 30, 2014
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. government and agency obligations	$556	$—	$—	$556
U.S. and foreign corporate debt securities	3,045	5	(3)	3,047
Foreign governments and multi-national agency obligations	32	—	—	32
Municipal obligations	930	3	—	933
Asset-backed securities	28	—	—	28
Mortgage-backed securities	206	—	(1)	205
Total investments	$4,797	$8	$(4)	$4,801

	December 31, 2013
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. government and agency obligations	$537	$—	$—	$537
U.S. and foreign corporate debt securities	2,351	6	(3)	2,354
Foreign governments and multi-national agency obligations	37	—	—	37
Municipal obligations	811	3	—	814
Mortgage-backed securities	129	—	(1)	128
Total investments	$3,865	$9	$(4)	$3,870
VMware evaluated its fixed income investments as of September 30, 2014 and December 31, 2013 to determine whether or not any security had experienced an other-than-temporary decline in fair value. As of September 30, 2014 and December 31, 2013, VMware did not consider any of its fixed income investments to be other-than-temporarily impaired. The realized gains and realized losses on fixed income investments during the three and nine months ended September 30, 2014 and 2013 were not material.
Unrealized losses on investments as of September 30, 2014 and December 31, 2013, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in millions):

	September 30, 2014		December 31, 2013
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$1,208	$(3)	$750	$(3)
Mortgage-backed securities	61	—	91	(1)
Total	$1,269	$(3)	$841	$(4)
Unrealized losses on investments, which have been in a net loss position for twelve months or greater, were not material as of September 30, 2014 and December 31, 2013.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Strategic Investments
VMware evaluated the strategic investments in its portfolio that are accounted under the cost method, to assess whether any of its strategic investments were other-than-temporarily impaired. VMware uses Level 3 inputs as part of its impairment analysis, including, pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance. The estimated fair value of these investments is considered in VMware's impairment review if any events or changes in circumstances occur that might have a significant adverse effect on their value. During the nine months ended September 30, 2013, VMware recognized an other-than-temporary impairment charge of $13 million for a non-recoverable strategic investment. Strategic investments are included in other assets, net on the condensed consolidated balance sheets.
Contractual Maturities
The contractual maturities of investments held at September 30, 2014 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,296	$1,297
Due after 1 year through 5 years	3,261	3,264
Due after 5 years	240	240
Total investments	$4,797	$4,801
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
Additionally, VMware’s Level 2 classification includes foreign currency forward contracts and notes payable to EMC as the valuation inputs for these are based upon quoted prices, quoted pricing intervals from public data sources, observable market data and discounted cash flow techniques. The fair value of the foreign currency forward contracts was not material for any period presented. As of September 30, 2014, the fair value of the notes payable to EMC approximated the carrying value.
VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of September 30, 2014 and December 31, 2013, and there have been no transfers between fair value measurement levels during both the three and nine months ended September 30, 2014 and 2013.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s money market funds and available-for-sale securities, including those securities classified within cash and cash equivalents on the condensed consolidated balance sheets, that were required to be measured at fair value as of September 30, 2014 and December 31, 2013 (tables in millions):

	September 30, 2014
	Level 1	Level 2	Total
Money-market funds	$1,686	$—	$1,686
U.S. government and agency obligations	403	153	556
U.S. and foreign corporate debt securities	—	3,077	3,077
Foreign governments and multi-national agency obligations	—	32	32
Municipal obligations	—	934	934
Asset-backed securities	—	28	28
Mortgage-backed securities	—	205	205
Total	$2,089	$4,429	$6,518

	December 31, 2013
	Level 1	Level 2	Total
Money-market funds	$1,808	$—	$1,808
U.S. government and agency obligations	385	152	537
U.S. and foreign corporate debt securities	—	2,366	2,366
Foreign governments and multi-national agency obligations	—	37	37
Municipal obligations	—	816	816
Mortgage-backed securities	—	128	128
Total	$2,193	$3,499	$5,692
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
Cash Flow Hedging Activities
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into foreign currency forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation has been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income on the condensed consolidated balance sheet and is subsequently reclassified to the related operating expense line item in the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and nine months ended September 30, 2014 and 2013, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not material. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the condensed consolidated statements of income as incurred.
VMware generally enters into cash flow hedges semi-annually with maturities of six months or less. As of September 30, 2014 and December 31, 2013, VMware had forward contracts to purchase foreign currency designated as cash flow hedges with a total notional value of $62 million and $82 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was immaterial as of September 30, 2014 and December 31, 2013 and therefore excluded from the fair value tables above. During the three and nine months ended September 30, 2014 and 2013, all cash flow hedges were considered effective.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
VMware’s foreign currency forward contracts are generally traded on a monthly basis with a typical contractual term of one month. As of September 30, 2014 and December 31, 2013, VMware had outstanding forward contracts with a total notional value of $453 million and $498 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was immaterial as of September 30, 2014 and December 31, 2013 and therefore excluded from the fair value tables above.
During the three and nine months ended September 30, 2014, VMware recognized a gain of $29 million and $24 million, respectively, relating to the settlement of foreign forward contracts. During the three months ended September 30, 2013 VMware recognized a loss of $16 million. During the nine months ended September 30, 2013 the impact on its consolidated statements of income was not material.
The combined gains and losses derived from the settlement of foreign forward contracts and the underlying foreign-currency denominated assets and liabilities resulted in a net loss of $3 million and net gain of $1 million during the three months ended September 30, 2014 and September 30, 2013, respectively. The combined gains and losses derived from the settlement of foreign forward contracts and underlying foreign-currency denominated assets and liabilities resulted in a net loss of $4 million and $5 million during the nine months ended September 30, 2014 and September 30, 2013, respectively.
H. Unearned Revenues
Unearned revenues as of September 30, 2014 and December 31, 2013 consisted of the following (table in millions):

	September 30, 2014	December 31, 2013
Unearned license revenues	$428	$465
Unearned software maintenance revenues	3,558	3,304
Unearned professional services revenues	389	323
Total unearned revenues	$4,375	$4,092
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
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are generally recognized ratably, typically over terms of one to five years with a weighted-average remaining term at September 30, 2014 of approximately two years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
I. Contingencies
Litigation
VMware and the U.S. General Services Administration ("GSA") and the Department of Justice ("DOJ") are in ongoing discussions regarding VMware’s government sales practices covering the period between 2006 and 2013. $11 million has been accrued for this matter and is included in accrued expenses and other in the condensed consolidated balance sheet. The amount accrued as of September 30, 2014 is considered both probable and reasonably estimable. VMware is cooperating with both the GSA and DOJ inquiries. VMware believes a loss in excess of the estimated $11 million liability is currently not determinable.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has ongoing discussions with government entities on various matters. VMware accrues for a liability when a determination has been made that a loss is both probable of occurrence and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In making such judgments, VMware considers the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs are generally recognized as expense when incurred. As of September 30, 2014 and December 31, 2013, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered immaterial. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, VMware believes that the amount of any such additional loss would also be immaterial to VMware’s condensed consolidated financial position, results of operations and cash flows.
J. Stockholders’ Equity
VMware Stock Repurchases
The following table summarizes stock repurchase authorizations that remain open as of September 30, 2014 (amounts in table in millions):

Authorization Date	Amount Authorized	Expiration Date	Status
August 6, 2014	$1,000	December 31, 2016	Open
August 7, 2013	$700	December 31, 2015	Open
From time to time, future stock repurchases may be made pursuant to the August 2014 and 2013 authorizations in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. VMware is not obligated to purchase any shares under its stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired. As of September 30, 2014, the cumulative authorized amount remaining for repurchase was $1,209 million.
The following table summarizes stock repurchase activity during the three and nine months ended September 30, 2014 and 2013 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Aggregate purchase price	$43	$90	$450	$392
Class A common shares repurchased	436	1,228	4,691	5,228
Weighted-average price per share	$98.94	$73.63	$95.56	$75.06
The amount of repurchased shares includes commissions and is classified as a reduction to additional paid-in capital.
VMware Stock Options
The following table summarizes option activity since January 1, 2014 (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2014	5,756	$44.12
Granted	2,323	45.81
Exercised	(2,119)	36.45
Forfeited	(144)	41.52
Outstanding, September 30, 2014	5,816	47.66

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The above table includes stock options substituted for unvested stock options in connection with business combinations. As a result, the weighted-average exercise price per share may be less than the VMware stock price at time of grant.
The stock options outstanding as of September 30, 2014 had an aggregate intrinsic value of $271 million based on VMware’s closing price as of September 30, 2014.
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
The following table summarizes restricted stock activity since January 1, 2014 (shares in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2014	12,856	$85.85
Granted	4,629	95.64
Vested	(3,647)	94.85
Forfeited	(915)	86.55
Outstanding, September 30, 2014	12,923	89.12
As of September 30, 2014, the 12.9 million units outstanding included 12.2 million of RSUs, 0.6 million of PSUs and 0.1 million of restricted stock. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations.
The total fair value of VMware RSUs, PSUs, and restricted stock that vested during the nine months ended September 30, 2014 was $348 million. As of September 30, 2014, restricted stock representing 12.9 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,213 million based on VMware’s closing price as of September 30, 2014.
Accumulated Other Comprehensive Income
The changes in components of accumulated other comprehensive income during the nine months ended September 30, 2014 were as follows (table in millions):

	Unrealized Gains on Available-for-Sale Securities	Loss on Cash Flow Hedges	Total
Balance, January 1, 2014	$4	$—	$4
Other comprehensive gain (loss) before reclassifications, net of taxes of $1, $0 and $1	2	(3)	(1)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of income, net of taxes of $(2), $0 and $(2)	(2)	—	(2)
Other comprehensive income (loss), net	—	(3)	(3)
Balance, September 30, 2014	$4	$(3)	$1
Gains on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income in the same period that they are realized.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

K. Related Parties
EMC Reseller Arrangement, Other Services and Notes Payable
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
Information about VMware's revenues and receipts from such arrangements with EMC during the three and nine months ended September 30, 2014 and 2013 and unearned revenues as of September 30, 2014 and December 31, 2013 consisted of the following (table in millions):

	Revenues and Receipts from EMC				Unearned Revenues from EMC
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Reseller revenues	$47	$37	$136	$108	$195	$188
Professional services revenues	13	14	53	60	11	12
Internal-use revenues	4	3	17	9	11	20
Collaborative technology project receipts	—	2	—	6	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services for internal use from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

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

•	VMware incurs interest expense on its notes payable with EMC. See below.
Information about VMware's costs from such arrangements with EMC during the three and nine months ended September 30, 2014 and 2013 consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Purchases and leases of products and purchases of services	$15	$20	$48	$45
Collaborative technology project costs	3	5	10	7
EMC subsidiary support and administrative costs	31	29	107	94
Interest expense on notes payable	7	1	18	3

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Pivotal
During 2013, VMware transferred certain assets and liabilities to Pivotal. VMware contributed certain assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities related to certain VMware Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. As of September 30, 2014, VMware's ownership interest in Pivotal was 28%.
Additionally, VMware and Pivotal entered into an agreement pursuant to which VMware will act as the selling agent for the products and services it contributed to Pivotal in exchange for a customary agency fee. VMware also agreed to provide various transition services to Pivotal. Pursuant to the support agreement, costs incurred by VMware to support Pivotal services are reimbursed to VMware by Pivotal and are recorded as a reduction to the costs incurred by VMware. Information about VMware's revenues and costs from such arrangement with Pivotal during the three and nine months ended September 30, 2014 and 2013 consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$1	$2	$4	$3
Transition services	—	2	1	10
Additionally, VMware purchased an immaterial amount of products and services for internal use from Pivotal during the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, VMware purchased $1 million and $6 million, respectively, of products and services for internal use from Pivotal.
Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between VMware and EMC, VMware has made payments to EMC and EMC has made payments to VMware. The following table summarizes these payments made between VMware and EMC during the three and nine months ended September 30, 2014 and 2013 (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Payments from VMware to EMC	$—	$—	$20	$—
Payments from EMC to VMware	—	—	—	16
Payments between VMware and EMC under the tax sharing agreement relate to VMware's portion of federal income taxes on EMC's consolidated tax return as well as state payments for combined states. Payments from EMC to VMware relate to periods where VMware had a stand-alone loss for U.S. federal and state income tax purposes or where VMware had federal tax credits in excess of federal tax liabilities. Payments from VMware to EMC are for estimated tax payments primarily for U.S. federal income tax purposes. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. During the three and nine months ended September 30, 2014 and 2013, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due To/From Related Parties, Net
As a result of the related-party transactions with EMC and Pivotal described above, amounts due to and from related parties, net as of September 30, 2014 and December 31, 2013 consisted of the following (table in millions):

	September 30, 2014	December 31, 2013
Due to EMC	$(66)	$(92)
Due from EMC	55	93
Due to Pivotal	(7)	(22)
Due from Pivotal	1	3
Due (to) from related parties, net	$(17)	$(18)

Income tax payable due to EMC	$(139)	$(22)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
Notes Payable to EMC
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
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and nine months ended September 30, 2014, $7 million and $18 million, respectively, of interest expense was recognized. During the three and nine months ended September 30, 2013, $1 million and $3 million, respectively, of interest expense was recognized.
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
Revenues by geographic area during the three and nine months ended September 30, 2014 and 2013 were as follows (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$780	$614	$2,112	$1,773
International	735	675	2,221	1,951
Total	$1,515	$1,289	$4,333	$3,724
It is not practicable for VMware to determine revenues by country other than the United States during the three and nine months ended September 30, 2014 and 2013.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of September 30, 2014 and December 31, 2013 were as follows (table in millions):

	September 30, 2014	December 31, 2013
United States	$782	$741
International	94	58
Total	$876	$799

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

No individual country other than the United States accounted for 10% or more of these assets as of September 30, 2014 and December 31, 2013, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis ("MD&A") is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of September 30, 2014 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2013 contained in our Form 10-K filed February 25, 2014.
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
We expect to grow our business by building long-term relationships with our customers, which includes continuing to sell our solutions through enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings offered both directly by us and through certain channel partners that provide for multi-year maintenance and support. Under a typical ELA, a portion of the revenues is attributed to license revenues and the remainder is primarily attributed to other deliverables, including software maintenance revenues. In addition, the initial maintenance and support period is typically longer for ELAs compared to our transactional business. We believe that ELAs facilitate our objective of building long-term relationships with our customers as they commit to our virtual infrastructure solutions in their data centers. ELAs comprised 29% and 33% of our overall sales during the third quarters of 2014 and 2013, respectively, and 31% and 33% of our overall sales during the nine months ended September 30, 2014 and 2013, respectively, with the balance primarily represented by our non-ELA, or transactional, business.

On February 24, 2014, we acquired A.W.S. Holding, LLC (“AirWatch Holding”), the sole member and equity holder of AirWatch LLC (“AirWatch”). AirWatch is a leader in enterprise mobile management and security solutions. The acquisition of AirWatch expands our portfolio of mobile solutions within the enterprise mobile and security space.
Headcount during the three and nine months ended September 30, 2014 continued to increase due primarily to organic growth and the AirWatch acquisition. The increased headcount has resulted in higher cash and stock-based employee-related expenses across our income statement expense categories when compared to the same periods in 2013 and we expect this trend to continue. See further discussion under "Results of Operations" below.
Results of Operations
Revenues
Our revenues during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues:

License	$639	$564	$76	13%	$1,814	$1,583	$232	15%
Services:
Software maintenance	779	644	136	21	2,217	1,864	354	19
Professional services	97	81	15	19	302	277	23	8
Total services	876	725	151	21	2,519	2,141	377	18
Total revenues	$1,515	$1,289	$226	18	$4,333	$3,724	$609	16

Revenues:
United States	$780	$614	$166	27%	$2,112	$1,773	$339	19%
International	735	675	60	9	2,221	1,951	270	14
Total revenues	$1,515	$1,289	$226	18	$4,333	$3,724	$609	16
License Revenues
License revenues during the three and nine months ended September 30, 2014 were up 13% and 15%, respectively, compared to the three and nine months ended September 30, 2013. Our license revenue growth rate was favorably impacted during the three and nine months ended September 30, 2014 compared to the same periods in the prior year as a result of increased sales of our integrated product suites, including VMware vCloud Suite. Our customers continue to shift to purchasing our suite solutions rather than purchasing certain products sold on a standalone basis such as vSphere. Our integrated product suites include various product offerings and are generally sold at a higher price than our products that are sold on an individual basis. Additionally, increased sales of our end-user computing products, including AirWatch mobile solutions, also contributed to the increase in license revenues. Revenues from AirWatch include revenues recognized from our Software as a Service ("SaaS") offerings. SaaS revenues are included in both license and software maintenance revenues and the amounts have not been material for all periods presented.
Our license revenue growth rate was negatively impacted by the contribution to Pivotal and the disposition of other net assets under our realignment plan that occurred during fiscal 2013. License revenues related to Pivotal and all dispositions under our realignment plan were $2 and $18 during the three and nine months ended September 30, 2013, respectively.
Services Revenues
During the three and nine months ended September 30, 2014, software maintenance revenues benefited from renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe demonstrates our customers' commitment to our SDDC strategy.

Our services revenue growth rate was negatively impacted by the contribution to Pivotal and the disposition of other net assets under our realignment plan. Service revenues related to Pivotal and all dispositions under our realignment plan were $2 and $37 during the three and nine months ended September 30, 2013, respectively.
Foreign Currency
We invoice and collect in the Euro, the British Pound, the Japanese Yen, the Australian Dollar and the Chinese Renminbi in their respective regions. As a result, our total revenues are affected by changes in the value of the U.S. Dollar against these currencies. Foreign currency fluctuations did not have a material impact when comparing license revenues during the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013.
Unearned Revenues
Our unearned revenues as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Unearned license revenues	$428	$465
Unearned software maintenance revenues	3,558	3,304
Unearned professional services revenues	389	323
Total unearned revenues	$4,375	$4,092
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
Unearned software maintenance revenues are attributable to our maintenance contracts and are generally recognized ratably, typically over terms from one to five years with a weighted-average remaining term at September 30, 2014 of approximately two years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of license revenues	$45	$50	$(5)	(9)%	$141	$161	$(20)	(13)%
Stock-based compensation	1	1	—	10	2	2	—	15
Total expenses	$46	$51	$(5)	(9)	$143	$163	$(20)	(12)
% of License revenues	7%	9%			8%	10%
Cost of license revenues decreased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily due to a decrease of $8 and $34, respectively, in amortization of capitalized software development costs which was partially offset by an increase of $6 and $12, respectively, in amortization of intangible assets.
As of December 31, 2013, all previously capitalized software development costs were fully amortized and as such, we do not expect significant amortization of capitalized software development costs during 2014.

Cost of Services Revenues
Our cost of services revenues primarily includes the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services. As we continue to grow business from our SaaS and professional services offerings, we expect our total costs of services revenues to continue to increase.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of services revenues	$185	$125	$61	49%	$488	$354	$135	38%
Stock-based compensation	11	7	3	42	31	21	9	44
Total expenses	$196	$132	$64	48	$519	$375	$144	38
% of Services revenues	22%	18%			21%	18%
Cost of services revenues increased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily driven by the growth in our SaaS and professional services offerings which led to higher costs of services. The increase includes growth in cash-based employee-related expenses of $37 and $88 due to incremental growth in headcount, both organic and through the AirWatch acquisition, and an increase in technical support costs of $2 and $16 during the three and nine months ended September 30, 2014, respectively. Additionally, increases in equipment and depreciation costs also contributed to the increases in cost of services revenues. The increase during the nine months ended September 30, 2014 was partially offset by a decrease of $10 in operating expenses related to Pivotal.
Research and Development Expenses
Our research and development (“R&D”) expenses include the personnel and related overhead associated with the R&D of new product offerings and the enhancements, including major upgrades, of our existing software offerings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$266	$214	$52	24%	$749	$632	$117	19%
Stock-based compensation	61	52	9	17	187	165	22	13
Total expenses	$327	$266	$61	23	$936	$797	$139	17
% of Total revenues	22%	21%			22%	21%
R&D expenses increased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The increases were primarily due to growth in cash-based employee-related expenses of $41 and $93 during the three and nine months ended September 30, 2014, respectively, and increases in stock-based compensation of $9 and $22, respectively, driven by incremental growth in headcount, both organic and through the AirWatch acquisition. Equipment and depreciation expenses increased by $12 and $21 during the three and nine months ended September 30, 2014, respectively. Additionally, contractor costs increased by $11 contributing to the growth in R&D expenses during the nine months ended September 30, 2014 compared to the same period in 2013. The increase during the nine months ended September 30, 2014 was partially offset by a decrease of $15 in R&D expenses related to Pivotal.

Sales and Marketing Expenses
Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches. Sales commissions are generally earned and expensed when a firm order is received from the customer. Sales and marketing expenses also include the net impact from the expenses incurred and fees generated by certain marketing initiatives, such as our annual VMworld U.S. conference that occurred during August 2014.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing	$486	$412	$74	18%	$1,422	$1,202	$218	18%
Stock-based compensation	43	37	7	19	128	106	22	20
Total expenses	$529	$449	$81	18	$1,550	$1,308	$240	18
% of Total revenues	35%	35%			36%	35%
Sales and marketing expenses increased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily driven by growth in cash-based employee-related expenses of $64 and $175, respectively, and an increase in stock-based compensation expense of $7 and $22, respectively, due to incremental growth in headcount, both organic and through the AirWatch acquisition. Costs incurred for travel and marketing programs also increased by $30 during the nine months ended September 30, 2014 compared to the same period in 2013. The increase in expenses during the nine months ended September 30, 2014 was partially offset by a decrease of $10 in sales and marketing expenses related to Pivotal.
General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives and facilities costs.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
General and administrative	$152	$87	$66	76%	$447	$256	$192	75%
Stock-based compensation	17	16	1	4	51	42	9	22
Total expenses	$169	$103	$66	65	$498	$298	$201	68
% of Total revenues	11%	8%			11%	8%
General and administrative expenses increased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Certain key employees of AirWatch may be paid consideration upon the achievement of specified future employment conditions. Compensation expense relating to future employment conditions of certain key AirWatch employees of $41 and $101 was recognized during the three and nine months ended September 30, 2014, respectively. Other cash-based employee-related expenses increased by $13 and $41 during the three and nine months ended September 30, 2014, respectively, due to incremental growth in headcount, both organic and through the AirWatch acquisition. Costs of $11 related to certain litigation and other contingencies and IT development costs further contributed to the increase in expenses during the nine months ended September 30, 2014 compared to the same period in 2013.

Realignment Charges

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	$ Change	2014	2013	$ Change
Realignment charges	$6	$1	$5	$4	$58	$(54)
Stock-based compensation	—	—	—	—	6	(6)
Total expenses	$6	$1	$5	$4	$64	$(60)
During the three months ended September 30, 2014, we eliminated approximately 90 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $7 of realignment charges was recognized during the three months ended September 30, 2014 on the condensed consolidated statements of income, which consisted of workforce reduction charges. An immaterial credit was recognized during the three months ended September 30, 2014. As of September 30, 2014, $5 remained in accrued expenses and other on the condensed consolidated balance sheet and is expected to be paid by the end of 2014.
Realignment charges during the nine months ended September 30, 2013 were incurred in connection with our realignment plan that was initiated in January. The realignment plan was completed at December 31, 2013.
Interest Expense with EMC
Interest expense with EMC of $7 and $18 during the three and nine months ended September 30, 2014, respectively, increased by $6 and $15 compared to the same periods in 2013 primarily as a result of the additional debt we assumed from EMC. See "Our Relationship with EMC" disclosure for further information.
Other Income (Expense), Net
Other income (expense), net, decreased by $17 and $31 during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to a pre-tax gain of $12 and $44 recognized during the three and nine months ended September 30, 2013, respectively, as a result of exiting certain lines of business under our business realignment plan. Partially offsetting this gain was an other-than-temporary impairment charge of $13 that we recognized in connection with a strategic investment during the nine months ended September 30, 2013.

Income Tax Provision
For the three months ended September 30, 2014 and 2013, our effective income tax rate was 20.4% and 15.3%, respectively. For the nine months ended September 30, 2014 and 2013, our effective income tax rate was 18.9% and 11.4%, respectively. Our effective income tax rate when comparing the three and nine months ended September 30, 2014, to the same periods in 2013 was primarily impacted by the expiration of the federal research credit on December 31, 2013. During January 2013, the United States Congress retroactively enacted the extension of the federal research credit through December 31, 2013. Our effective income tax rate was also adversely impacted during the three months ended September 30, 2014 by a greater proportion of our earnings being recognized in the U.S., which are taxed at a higher rate than our earnings in foreign jurisdictions.
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our foreign earnings are primarily earned by our subsidiaries organized in Ireland, and as such, our effective tax rate can be impacted by the mix of our earnings in the U.S. and foreign jurisdictions.
During October 2014, Ireland announced revisions to its tax regulations that will require foreign earnings earned by our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax regulations in Ireland beginning in 2021. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our foreign operations and no provision for U.S. taxes has been provided with respect to such income. Our intent is to indefinitely reinvest our non-U.S. funds in our foreign operations, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Our Relationship with EMC
As of September 30, 2014, EMC owned 43,025,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.6% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.
EMC Reseller Arrangement, Other Services and Notes Payable
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

Information about our revenues and receipts from such arrangements with EMC during the three and nine months ended September 30, 2014 and 2013 and unearned revenues as of September 30, 2014 and December 31, 2013 consisted of the following (table in millions):

	Revenues and Receipts from EMC				Unearned Revenues from EMC
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Reseller revenues	$47	$37	$136	$108	$195	$188
Professional services revenues	13	14	53	60	11	12
Internal-use revenues	4	3	17	9	11	20
Collaborative technology project receipts	—	2	—	6	n/a	n/a
We and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services for internal use from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

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

•	We incur interest expense on our notes payable with EMC. See below.
Information about our costs from such arrangements with EMC during the three and nine months ended September 30, 2014 and 2013 consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Purchases and leases of products and purchases of services	$15	$20	$48	$45
Collaborative technology project costs	3	5	10	7
EMC subsidiary support and administrative costs	31	29	107	94
Interest expense on notes payable	7	1	18	3
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
Pivotal
During 2013, we transferred certain assets and liabilities to Pivotal. We contributed certain assets, including intellectual property to Pivotal, and Pivotal assumed substantially all liabilities, related to certain of our Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. As of September 30, 2014, our ownership interest in Pivotal was 28%.

Additionally, we and Pivotal entered into an agreement pursuant to which we will act as the selling agent for the products and services we contributed to Pivotal in exchange for a customary agency fee. We also agreed to provide various transition services to Pivotal. Pursuant to the support agreement, costs incurred by us to support Pivotal services are reimbursed to us by Pivotal and are recorded as a reduction to the costs incurred by us. Information about our revenues and costs from such arrangement with Pivotal during the three and nine months ended September 30, 2014 and 2013 consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$1	$2	$4	$3
Transition services	—	$2	1	$10
Additionally, we purchased an immaterial amount of products and services for internal use from Pivotal during the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, we purchased $1 and $6, respectively, of products and services for internal use from Pivotal.
Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between us and EMC, we have made payments to EMC and EMC has made payments to us. The following table summarizes these payments made between us and EMC during the three and nine months ended September 30, 2014 and 2013 (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Payments from us to EMC	$—	$—	$20	$—
Payments from EMC to us	—	—	—	16
Payments between us and EMC under the tax sharing agreement relate to our portion of federal income taxes on EMC's consolidated tax return as well as state payments for combined states. Payments from EMC to us relate to periods where we had a stand-alone loss for U.S. federal and state income tax purposes or where we had federal tax credits in excess of federal tax liabilities. Payments from us to EMC are for estimated tax payments primarily for U.S. federal income tax purposes. The amounts that we either pay to or receive from EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. During the three and nine months ended September 30, 2014 and 2013, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related-party transactions with EMC and Pivotal described above, amounts due to and from related parties, net as of September 30, 2014 and December 31, 2013 consisted of the following (table in millions):

	September 30, 2014	December 31, 2013
Due to EMC	$(66)	$(92)
Due from EMC	55	93
Due to Pivotal	(7)	(22)
Due from Pivotal	1	3
Due (to) from related parties, net	$(17)	$(18)

Income tax payable due to EMC	$(139)	$(22)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC.
Notes Payable to EMC
In connection with our acquisition of AirWatch, we and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. The total debt of $1,500 includes $450 that was exchanged for the $450 promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 due May 1, 2018, $550 due May 1, 2020 and $270 due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and nine months ended September 30, 2014, $7 and $18, respectively, of interest expense was recognized. During the three and nine months ended September 30, 2013, $1 and $3, respectively, of interest expense was recognized.
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
Liquidity and Capital Resources
At September 30, 2014 and 2013, we held cash, cash equivalents and short-term investments as follows:

	September 30,
	2014	2013
Cash and cash equivalents	$2,293	$2,263
Short-term investments	4,801	3,574
Total cash, cash equivalents and short-term investments	$7,094	$5,837
As of September 30, 2014, we held a diversified portfolio of money market funds and fixed income securities totaling $6,518. Our fixed income securities are denominated in U.S. Dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, U.S. municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of September 30, 2014, our total cash, cash equivalents and short-term investments were $7,094, of which $4,954 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We expect that cash generated by operations will be our primary source of liquidity. We also believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for at least the next twelve months. While we believe our existing cash and cash equivalents and cash to be generated by operations will be sufficient to meet our normal operating requirements, our overall level of cash needs may be impacted by the number and size of acquisitions, investments and stock repurchases. On January 21, 2014, in connection with our agreement to acquire AirWatch, we and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. Please see below for further details regarding these promissory notes. Should we require additional liquidity, we may seek to arrange debt financing or enter into credit facilities.
Our cash flows summarized for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$606	$637	$1,765	$1,848
Investing activities	(371)	(189)	(2,433)	(963)
Financing activities	4	(25)	656	(231)
Net (decrease) increase in cash and cash equivalents	$239	$423	$(12)	$654
Operating Activities
Cash provided by operating activities decreased by $31 and $82 during the three and nine months ended September 30, 2014 from the three and nine months ended September 30, 2013, respectively. The decrease during the three and nine months ended September 30, 2014 was primarily driven by a decrease in net income, change in deferred taxes, and change in unearned revenues compared to the same periods in 2013. The decrease was partially offset by the change in both accounts payable and income taxes payable.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is also impacted by the timing of purchases, sales and maturities of our available-for-sale securities.
Cash used in investing activities increased during the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to increases in purchases of available-for-sale securities partially offset by increases in sales of available-for-sale securities. Additionally, cash used in investing activities during the nine months ended September 30, 2014 increased significantly as a result of our acquisition of AirWatch during the first quarter of 2014. The increase in restricted cash during the nine months ended September 30, 2014 primarily relates to amounts due to certain AirWatch employees, subject to achievement of certain employment conditions.
Financing Activities
Net cash provided by financing activities during the three months ended September 30, 2014 changed compared to net cash used in financing activities during the same period in 2013 primarily as a result of the change in the repurchase of our common stock. The notes payable exchange agreement we entered into with EMC in connection with our acquisition of AirWatch significantly increased net cash provided by financing activities during the nine months ended September 30, 2014. The increase was partially offset by the change in the repurchase of our common stock during the nine months ended September 30, 2014.
Notes Payable to EMC
As of September 30, 2014, $1,500 remained outstanding on notes payable to EMC, with interest payable quarterly in arrears.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding: achieving future business growth by building long-term relationships with our customers through the adoption of enterprise license agreements; our vision and expected benefits of the SDDC; expectations that cash and stock-based compensation will increase in future periods; maintaining our industry leadership position; benefits of our products and services to customers; expectations that we will grow our business from SaaS and professional services offerings; increased cost of services revenues; the recognition of unearned revenue; the impact of our relationship with EMC Corporation on taxes; acquisition accounting and the deductibility of goodwill and identifiable intangible assets for U.S. income tax purposes; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; our ability to generate positive cash flows from operations; continuation of our stock repurchase program; our effective tax rate and the effects of potential developments in U.S. and non-U.S. tax jurisdictions; future amortization of definite-lived intangibles; our intent to indefinitely reinvest our overseas earnings in our foreign operations; the lack of a material adverse effect on us due to the resolution of pending claims, legal proceedings and investigations including the GSA and DOJ inquiries; and gains and losses associated with foreign currency fluctuations.
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
There were no material changes to our market risk exposures in the nine months ended September 30, 2014. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the second quarter of 2013, we introduced our hybrid cloud service called vCloud Air (formerly, vCloud Hybrid Service). vCloud Air is designed to deliver a public cloud as a service offering that is interoperable with our customers’ existing VMware virtualized infrastructure, enabling customers to extend the same skills, tools, networking and security models across both on-premise and off-premise environments. We are currently making significant investments in developing and introducing new technologies and product offerings related to our SDDC, vCloud Air and end user and mobile computing initiatives.
In the first quarter of 2014, we acquired AirWatch, a leader in enterprise mobility management and security solutions. The acquisition of AirWatch expands our portfolio of mobile solutions within the enterprise mobility and security space. In the third quarter of 2014, we announced that we had entered into a joint venture with the Softbank Group to expand our vCloud Air service to Japan.
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

•
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking and vCloud Air), offerings that enable customers to transform their IT systems will require a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we will need to develop new strategies for marketing and selling our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

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

•
The success of vCloud Air will be dependent on the final global implementation of the offering and building successful go-to-market strategies. We will need to build sales expertise and infrastructure to support the new offering. This hybrid cloud offering involves significant risk and may not be accepted by customers. Further, this offering may lead our team to reduce the time spent on selling our existing product portfolio, which could have a material negative impact on revenues.

•
As we expand our IaaS and SaaS offerings globally, we may rely more upon joint ventures with established providers of IT products and services in particular regions, such as our joint venture with the Softbank Group to expand our vCloud Air hybrid cloud service to Japan. Joint ventures require close ongoing cooperation and commitments from the joint venture partners, and the willingness to devote adequate resources as required. If we are unable to continue our strategic alignment with joint venture partners or obtain the cooperation and commitments we are relying upon, our ability to successfully expand our IaaS and SaaS offerings globally will diminish.

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

•
Developing and launching new technologies in new areas, as we are doing with our VMware NSX virtual networking, Virtual SAN virtual storage and vCloud Air initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing industries. If these investments are not successful, our rate of growth may decline or reverse and our operating results will be negatively affected.

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
Our vCloud Air offering relies upon a number of third-party providers for data center space, equipment, maintenance and other colocation services, and the loss of, or problems with, one or more of these providers may impede the growth of our vCloud Air offerings, adversely impact our plans to expand the service and damage our reputation.
We launched our vCloud Air cloud service offerings in 2013 in the United States and announced plans to expand the services globally. Our vCloud Air offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services. While we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to the contractual obligations under those agreements. For example, a data center landlord may fail to adequately maintain its facilities or provide an appropriate data center infrastructure for which it is responsible. If that were to happen, our ability to deliver services at levels acceptable to our customers and at levels that we have committed to could be impaired. Additionally, if the third parties that we rely on do fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our vCloud Air offerings would be impaired.
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
The virtualization, cloud computing, end-user computing and software-defined data center industries are inter-related and rapidly evolving. We experienced increased competition during 2013 and expect it to remain intense going forward. For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products and is expected to release updated versions of its Hyper V virtualization product. In September 2012, Microsoft began shipping Windows Server 2012, which includes a more advanced version of its Hyper-V virtualization product which continues its push into the virtualization space, its System Center 2012 bundle of management products targeted at legacy and virtual environments and its VDI offering for smaller businesses. Microsoft also offers IaaS capabilities in Azure with a similar hybrid cloud message. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user desktop and mobility offerings and their networking and cloud platform offerings. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. For example, Amazon released their Workspaces offering for the DaaS space. Additionally, Red Hat has released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel (“KVM”) and has also announced plans for cloud computing products. Other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, our hybrid cloud computing offering, which allows enterprises to pool internal and external IT resources running on a common vSphere infrastructure, competes with low-cost public cloud infrastructure offerings such as Amazon EC2 and Google Compute Engine. Enterprises and service providers have also shown significant interest in building their own clouds based on open source projects such as OpenStack.
Following our acquisition of Nicira and the resulting release of our NSX product, a number of competitors have announced software-defined networking offerings. For example, Cisco has announced its Application Centric Infrastructure initiative.

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
Some of our competitors have made acquisitions and entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. Citrix Systems continues to invest in desktop virtualization marketing by continuing its collaboration with Microsoft and has acquired smaller players like Zenprise, Virtual Computer and Framehawk. IBM acquired SoftLayer to increase their data center footprint and grow their cloud business. Moreover, information technology companies are increasingly seeking to deliver top-to-bottom IT solutions to end users that combine enterprise-level hardware and software solutions to provide an alternative to our virtualization platform. For example, Oracle offers integrated hardware and software virtualization solutions, and Microsoft and Hewlett-Packard continue their collaboration based on Microsoft’s cloud computing and virtualization platforms. In addition, Citrix offers an IaaS cloud services solution, and Red Hat continues to invest in the Open Virtualization Alliance (“OVA”) to bolster KVM as a direct competitor to VMware vSphere. A number of competitors are active in the emerging software-defined networking space. For example, in 2013, Cisco acquired Insieme, and Juniper acquired Contrail Systems in late 2012. In June 2013, Oracle and Microsoft entered into a partnership pursuant to which Oracle now supports the use of Oracle products in Microsoft Hyper-V deployments as well as Windows Azure. In July 2014, Cisco and Microsoft announced an initiative to integrate Cisco data center solutions and networking switches with Microsoft cloud offerings and to jointly market and sell their data center and hybrid cloud solutions. In September, 2014, Cisco and RedHat announced a new integrated infrastructure solution for OpenStack-based cloud deployments. In addition, the companies announced an expansion of their relationship, accelerating collaboration around OpenStack, Application Centric Infrastructure and Intercloud. We expect these trends to continue as companies attempt to strengthen or maintain their positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues, which could materially and adversely impact our financial condition and results of operations.
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
Developing our products and services is expensive. Our investment in research and development may not result in marketable products or services or may result in products and services that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were approximately 22% of our total revenues during the first nine months of 2014 and approximately 21% in the fiscal year 2013. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
Although our year-over-year growth rates for overall sales and ELA sales both increased in 2013 compared to 2012, the year-over-year growth rate for our transactional sales declined in 2013 compared to 2012. Although the growth rate for our transactional business has increased during 2014, as we develop and add new product and service capabilities to our higher-end product offerings, and as our ELA volume continues to grow, we may not be successful in our strategy to increase the value of the products and services sold through the transactional business. Consequently, we may not be able to increase sales volumes in our transactional business or help attract new customers to our product ecosystem with our enhanced product features and capabilities.
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
Our success depends upon our ability to develop new products and services, integrate acquired products and services, enhance our existing products and services and develop appropriate business and pricing models.
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
New product and service development and introduction involve a significant commitment of time and resources and is subject to a number of risks and challenges including:

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

•
growth rates of our emerging products and services may be negatively impacted despite their technical merit by the need to package such products and services in more complex product suite offerings that require more time for customer evaluation and purchase decisions;

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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Unauthorized parties have attempted to penetrate our network security and our website. Such cyberattacks threaten to misappropriate our proprietary information and cause interruptions of our IT services. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as our vCloud Air business expands and we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments.
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
Revenues from customers outside the United States comprised approximately 52% of our total revenues in both the first nine months ended 2014 and 2013. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products and services of our competitors or to prevent or reduce sales of our products and services. Certain system vendors now offer competing virtualization products preinstalled on their server products and services. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products and services. Accordingly, our channel partners may choose not to offer our products and services exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products and services, which would result in us receiving lower revenues from our channel partners. Three of our distributors each accounted for 10% or more of revenues during the first nine months of 2014. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products or services under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
The concentration of our product sales among a limited number of distributors increases our potential credit risk. Additionally, weakness in credit markets could affect the ability of our distributors, resellers and customers to comply with the terms of credit we provide in the ordinary course of business. Accordingly, if our distributors, resellers and customers find it difficult to obtain credit or comply with the terms of their credit obligations, it could cause significant fluctuations or declines in our product revenues.
Three of our distributors each accounted for 10% or more of revenues during the first nine months of 2014. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 40% of our total accounts receivable as of September 30, 2014 was from our three largest distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenue from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data. As Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. Other nations currently have data privacy laws that, in some respects, are more stringent than privacy standards in the United States. As we expand our operations in these countries, our liability exposure the complexity and cost of compliance with data and privacy requirements will likely increase. We collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our new product initiatives, including our web-based services, mobile services and our vCloud Air offering, we expect that our customers may increasingly use our services to store and process personal information and other user data. We post, on our websites, our privacy policies and practices concerning our treatment of personal data. We also often include privacy commitments in our contracts. Any failure by us to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
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
Since some of our products and services are web-based, our customers store their data on our servers and our vendors’ servers. This data may include personal data. It may also include protected health information (“PHI”) that may be subject to federal, state and international health care privacy, data privacy or security laws, including the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA has been amended by the Health Information Technology for Economic and Clinical

Health Act (“HITECH Act”) with the result of increased civil penalties. As a result of HIPAA and the HITECH Act, business associates who have access to PHI provided by covered entities and other business associates are now directly subject to HIPAA. When our customers place PHI into our web-based services, including vCloud Air or our services hosted on our vCloud Air, we may be required to comply with HIPAA’s data security requirements and may be liable for sanctions and penalties for failure to do so. Any systems failure or compromise of our security that results in the release of our customers’ data could (i) subject us to substantial damage claims from our customers, (ii) expose us to costly regulatory remediation, and (iii) harm our reputation and brand. We may also need to expend significant resources to protect against security breaches.
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
A significant portion of the products, technologies or services acquired, licensed, developed or offered by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, our processes used to monitor how open source software is used could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses. Therefore, any improper usage of open source could result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating, using or distributing the open source software, that we license such modifications or derivative works under the terms of the particular open source license, that we revise or modify our product code to remove alleged infringing code or that we take other steps to avoid or remedy an alleged infringement. Any of these obligations could have an adverse impact on our intellectual property rights and our ability to derive revenue from products incorporating the open source software.
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
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. Since the start of 2013, our goodwill balance increased by $1,087 million or 38.2% primarily as a result of acquisitions made since January 1, 2013. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization or cash flows, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we are subject to income and non-income tax examinations. Currently, the EMC consolidated tax group is under examination for 2009 and 2010 and these examinations are not expected to be completed until 2015. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our financial condition or results of operations.
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
Additionally, our rate of taxation in foreign jurisdictions is lower than the U.S. tax rate. Our international income is primarily earned by our subsidiaries organized in Ireland and as such, our effective tax rate can be impacted by the mix of our earnings in the U.S., and foreign jurisdictions.
During October 2014, Ireland announced revisions to its tax regulations that will require foreign earnings earned by our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax regulations in Ireland beginning in 2021. Additionally, the U.S. and other countries where we do business have been considering changes to existing tax laws. These potential changes could also adversely affect our effective tax rate.
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
Risks Related to Our Relationship with EMC
As long as EMC controls us, or Class B common stock remains outstanding, other holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.
As of September 30, 2014, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.6% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
Our amended and restated certificate of incorporation provides that, if EMC transfers shares of our Class B common stock to any party other than a successor-in-interest or a subsidiary of EMC prior to a distribution to its stockholders under Section

355 of the Internal Revenue Code of 1986, as amended (a “355 distribution”), those shares will automatically convert into Class A common stock. Additionally, if, prior to a 355 distribution, EMC’s ownership falls below 20% of the outstanding shares of our common stock, all outstanding shares of Class B common stock will automatically convert to Class A common stock. Following a 355 distribution, shares of Class B common stock may convert to Class A common stock if such conversion is approved by VMware stockholders after the 355 distribution and we have obtained a private letter ruling from the Internal Revenue Service. In January 2014, the IRS announced in Revenue Procedure 2014-3 that, generally, it would no longer issue private letter rulings on 355 distributions. For so long as EMC or its successor-in-interest beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will be able to elect all of the members of our board of directors. To the extent that shares of our Class B common stock remain outstanding following a 355 distribution, these shares will remain entitled to 10 votes per share and the holders of our Class A common stock will continue to have limited ability to influence matters requiring stockholder approval. Furthermore, to the extent that shares of our Class B common stock remain outstanding following a 355 distribution, holders of these shares will remain entitled to elect 80% of the total number of directors on our board of directors and the holders of our Class A common stock will continue to have limited ability to elect members of our board of directors.
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
While we have voluntarily caused our Compensation and Corporate Governance Committee to currently be composed entirely of independent directors, reflecting the requirements of the New York Stock Exchange, we are not required to maintain the independent composition of the committee. As a result of our use of the “controlled company” exemptions, holders of our Class A common stock will not have the same protection afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Our historical financial information as a majority-owned subsidiary of EMC may not be representative of the results of a completely independent public company.
The financial information covering the periods included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our condensed consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. If EMC were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to VMware, including the fact that VMware would lose the benefit of these arrangements with EMC. There can be no assurance that VMware would be able to renegotiate these arrangements with EMC or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with EMC. Moreover, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. During the three and nine months ended September 30, 2014, we recognized revenues of $64 million and $206 million, respectively, and as of September 30, 2014, $217 million of sales were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2013 and September 30, 2014, the closing trading price of our Class A common stock was volatile, ranging between $65.53 and $111.80 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.
Substantial amounts of Class A common stock are held by our employees and EMC, and all of the shares of our Class B common stock, which may be converted to Class A common stock upon request of the holder, are held by EMC. Shares of Class A common stock held by EMC (including shares of Class A common stock that might be issued upon the conversion of Class B common stock) are eligible for sale subject to the volume, manner of sale and other restrictions of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), which allows the holder to sell up to the greater of 1% of our outstanding Class A common stock or our four-week average weekly trading volume during any three-month period and following the expiration of their contractual restrictions. Additionally, EMC possesses registration rights with respect to the shares of our common stock that it holds. If EMC chooses to exercise such rights, its sale of the shares that are registered would not be subject to the Rule 144 limitations. Additionally, the provisions of our charter documents and the agreements that we entered into with EMC prior to our IPO enable EMC to elect to distribute all of its holdings of our Class A and Class B common stock to EMC stockholders and require us to register the shares so they could be resold in the public trading markets. If a significant amount of the shares that become eligible for resale enter the public trading markets in a short period of time, the market price of our Class A common stock may decline. Additionally, if our Class B common stock is distributed to EMC stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended September 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)
July 1 – July 31, 2014	92,328	$96.91	92,328	$244,112,153
August 1 – August 31, 2014	343,987	99.46	343,987	1,209,898,292
September 1 – September 30, 2014	—	—	—	1,209,898,292
	436,315	98.92	436,315	1,209,898,292

(1)
In August 2013, VMware’s Board of Directors authorized the repurchase of up to $700 million of VMware’s Class A common stock through the end of 2015. Also, in August 2014, VMware's Board of Directors authorized the repurchase of up to an additional $1 billion of VMware's Class A common stock through the end of 2016. VMware’s Class A common stock has been, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(2)	The average price paid per share excludes commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	November 5, 2014	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X