Form 10-K
period 2014-12-31
VMWARE, INC.
filed 2015-02-26
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2014, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2014) was approximately $8,398,288,024. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of June 30, 2014 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2015, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 427,616,585 of which 127,616,585 shares were Class A common stock and 300,000,000 were Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2015. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

VMware, VMworld, vSphere, vCloud, vCenter, VMware View, vCloud Suite, Horizon Suite, VMware NSX, Virtual SAN, vCloud Air, vSphere Replication, vCenter Site Recovery Manager, VMware Fusion, vMotion, Horizon, vRealize, vRealize Operations, vRealize Automation, Horizon Air, VMware Ready, EVO: RAIL, CloudVolumes, AirWatch, Desktone, Dynamic Ops, Nicira, and Virsto are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: our vision and expected benefits of the Software-Defined Data Center; newer products and services driving strong growth; maintaining our industry leadership position; benefits of our products and services to customers and partners; sales of licenses that include products beyond VMware vSphere hypervisor continuing to grow; increased sales of our non-standalone vSphere products; software-as-a-service (“SaaS”) revenues and revenues from our hybrid cloud offerings comprising an increasing percentage of our revenues in future periods; expected growth of hybrid cloud and SaaS revenues in 2015 and the associated negative impact on revenues and license revenues growth; synergies across product areas; increased total costs of services revenues; investment in research and development; future competition; the impact and timing of our realignment plan on our financial results; future amortization of software development costs; the recognition of unearned revenues; the impact of our relationship with EMC Corporation on taxes; repurchasing at least one billion dollars of Class A common stock in 2015; customer and partner demand for our products and services; synergies from our acquisitions and associated accounting for goodwill; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; our ability to generate positive cash flows from operations; the impact of the AirWatch acquisition on cash provided by operating activities; continuation of our stock repurchase program; expectations that stock-based compensation will increase in future periods; our effective tax rate and the effects of potential developments in U.S. and non-U.S. tax jurisdictions; the timing and outcome of the IRS tax audit of the EMC consolidated group; the amount of any unrecognized tax benefit; acquisition accounting and the deductibility of goodwill and identifiable intangible assets for U.S. income tax purposes; utilization of net operating loss carryforwards; anticipation that we will not declare and cash dividends; indefinitely reinvesting our overseas earnings outside of the U.S. and not repatriating them to the U.S.; adequacy of our current facilities and the availability of additional or substitute space for future expansion; the lack of a material effect on us due to the resolution of pending claims, legal proceedings and investigations, including the General Services Administration and Department of Justice inquiries; and impact of foreign currency exchange rates on future revenues.
These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

PART I

ITEM 1.	BUSINESS
Overview
VMware, Inc. (“VMware”) is the leader in virtualization infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume information technology (“IT”) resources. We develop and market our product and service offerings within three main product groups, and we also leverage synergies across these three product areas.

•	SDDC or Software-Defined Data Center

•	Hybrid Cloud Computing

•	End-User Computing
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
We believe that our solutions enable organizations to realize significant operational and cost efficiencies as they transition their underlying legacy IT infrastructure. We work closely with more than 1,100 technology partners, including leading server, microprocessor, storage, networking, software and security vendors. We have shared the economic opportunities surrounding virtualization with our partners by facilitating solution development through open application programming interface (“APIs”) formats and protocols and providing access to our source code and technology. The endorsement and support of our partners further enhances the awareness, reputation and adoption of our virtualization solutions.
In 2014, we acquired AirWatch, a leader in enterprise mobile management and security, which expands our solutions within the enterprise mobile management and security spaces.
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
We incorporated in Delaware in 1998, were acquired by EMC in 2004 and conducted our initial public offering of our Class A common stock in August 2007. EMC holds approximately 79.9% of our outstanding common stock, including 43 million shares of our Class A common stock as of December 31, 2014, and all of our Class B common stock, and we are considered a “controlled company” under the rules of the New York Stock Exchange. Total revenues in 2014 increased 16% to $6,035 million. This included license revenues of $2,591 million and services revenues of $3,444 million. Of our total services revenues in 2014, 88% comprised software maintenance revenues and the remaining 12% was comprised of professional services revenues, including training. For additional financial information on our business by product and geographic area, refer to Note O to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California, and we have approximately 114 offices worldwide.
Products and Technology
Software-Defined Data Center
VMware was the first company to articulate a vision for the software-defined data center (“SDDC”), where increasingly infrastructure is virtualized and delivered as a service, enabling control of the data center to be entirely automated by software. Traditional data centers are loose collections of technology silos where each application type has its own vertical stack consisting of a CPU and operating system, storage pool, networking and security, and management systems. Over time, costs to maintain the data center infrastructure have been increasing because the data center environment has become divergent, leading to higher complexity. The increased complexity of the data center demands constantly increasing resources to manage and maintain the IT infrastructure. The SDDC is designed to transform the data center into an on-demand service that addresses application requirements by abstracting, pooling and automating the services that are required from the underlying hardware. SDDC promises to dramatically simplify data center operations and lower costs.
Our SDDC architecture consists of four main product categories:

•	Compute

•	Storage and Availability

•	Network and Security

•	Management and Automation
Compute
VMware vSphere, our flagship data center platform, provides the fundamental compute layer for VMware environments. A “hypervisor” is a layer of software that resides between the operating system and system hardware to enable compute virtualization. Users deploy the VMware vSphere hypervisor when they purchase VMware vSphere or suite versions that include vSphere, such as VMware vCloud Suites and vSphere with Operations Management (“vSOM”). Sales of VMware licenses that include products beyond the VMware vSphere hypervisor have continued to grow.
Storage and Availability
We provide many storage and availability products to offer cost-effective holistic data storage and protection options to all applications running on the vSphere platform. Key technologies in this area include:

•	Virtual SAN—clusters server disks to create radically simple shared storage designed for virtual machines.

•	vSphere Replication—provides cost-efficient and simple way to manage replication.

•	vCenter Site Recovery Manager—leverages vSphere and vSphere Replication to protect applications against site failures and to streamline planned migrations.
Network and Security
Network virtualization abstracts physical networks and greatly simplifies the provisioning and consumption of networking resources. In addition, security services are built in, do not require purpose-built hardware, and can scale with the network. Our network virtualization solution is VMware NSX, which was launched in the third quarter of 2013. Sales volumes of VMware NSX continued to grow during 2014 as VMware NSX was increasingly introduced into production environments. While the market for network virtualization continues to be in an early stage, we believe that network virtualization product offerings, including VMware NSX, have the potential to be as transformational for networks as server virtualization has been for computing.
Management and Automation
Our management and automation products move beyond core infrastructure to manage and automate overarching IT processes involved in provisioning IT services and resources to users from initial infrastructure deployment to retirement. These IT processes manage virtualized and non-virtualized infrastructure resources and private and public cloud infrastructures, including hybrid cloud services. Examples of products in the management and automation product portfolio include:

•	vRealize Operations—provides performance, capacity and configuration management for virtual or physical infrastructure.

•	vRealize Automation—enables customers to rapidly deploy and provision cloud services.

•	vRealize Business—provides transparency and control over the costs and quality of IT services.
Software-Defined Data Center Suites
Our SDDC offerings are available separately or may be acquired in a single solution. The VMware vCloud Suite, VMware vSphere with Operations Management, and VMware vRealize suite are integrated solutions for building and managing a complete cloud infrastructure optimized for use with the VMware vSphere platform. VMware vCloud Suite is designed to fulfill the promise of the software-defined data center by pooling industry-standard hardware and running compute, networking and management functions in the data center as software-defined services. VMware vSphere with Operations Management allows users to optimize capacity and monitor the workload performance of their vSphere environments. The VMware vRealize suite is a cloud management platform that extends vCloud Suite capabilities beyond a vSphere private cloud environment to both heterogeneous and hybrid cloud environments.
The following products are available in different configurations of our VMware vCloud Suite offerings:

•	vSphere—VMware’s industry-leading virtualization platform.

•	Disaster Recovery Automation with VMware vCenter Site Recovery Manager—policy-based disaster recovery and testing for all virtualized applications.

•	VMware vRealize Operations—intelligent performance, capacity, and configuration management for vSphere environments.

•	VMware vRealize Automation—self-service and policy-based infrastructure and application provisioning for vSphere environments.

•	VMware vRealize Business—automated costing, usage metering, and service pricing of virtualized infrastructure for vSphere environments.
The following products are available in different configurations of our VMware vSphere with Operations Management offerings:

•	vSphere—VMware’s industry-leading virtualization platform.

•	VMware vRealize Operations—intelligent performance, capacity, and configuration management for vSphere environments.
The following products are available in different configurations of our VMware vRealize suite offerings:

•	vRealize Automation—automated delivery of personalized infrastructure, applications and custom IT services.

•	vRealize Operations—intelligent operations with predictive analytics driving proactive performance, capacity and configuration management.

•	vRealize Log Insight—real time log management and log analysis.

•	vRealize Business—provides insight into cost and utilization of infrastructure and services to help better manage demand, budget, capital expenditures and operating expenses.
Hyper-Converged Infrastructure—In addition to our SDDC main product categories, we launched EVO:RAIL during the second half of 2014. EVO:RAIL is our first solution that combines VMware compute, networking, and storage resources into a hyper-converged infrastructure appliance enabling easy virtual machine deployment.
Hybrid Cloud Computing
We enable our customers to utilize off-premise vSphere-based hybrid cloud computing capacity through three programs: VMware vCloud Air, VMware vCloud Air Network Service Providers and vCloud Air Business Ventures.
VMware vCloud Air, built on the foundation of VMware’s vSphere, is a public cloud operated by us that includes infrastructure, disaster recovery, and various applications as service offerings, and which provides customers with a common platform to seamlessly extend their data center to the cloud. VMware vCloud Air enables customers to extend the same skills, tools, networking and security models across both on-premise and off-premise environments.
Our VMware vCloud Air Network Service Providers program is directed to hosting and cloud computing vendors, enabling organizations to choose between running applications in virtual machines on their own “private clouds” inside their data center or on “public clouds” hosted by a service provider.
Our VMware vCloud Air Business Ventures is a program primarily developed to expand VMware vCloud Air globally, by partnering and co-investing with large in-country telecommunication providers in order to enable a user experience consistent with VMware’s owned and operated vCloud Air Service.
End-User Computing (“EUC”)
Our End-User Computing strategy enables IT organizations to efficiently deliver more secure access to data, applications and devices to end users—thus providing them a virtual workspace to work in an increasingly mobile-cloud era. Our EUC solutions are led by the workspace suite, which brings together desktop, mobile, content and underlying services such as identity management and social collaboration, in order to provide a software-defined workspace that complements our software-defined data center solutions. Our solutions provide corporate end users with choice in access to their applications, content and data in a user-friendly environment—all while allowing corporate IT appropriate control over the computing environment with high-quality service, improved availability and scalable performance—either on-premise or in hybrid clouds.
Our workspace suite includes:
Desktop Solutions

•	Horizon 6—delivers unified virtual desktops and application from a single solution.

•	Horizon Air (Desktop-as-a-Service)—delivers virtual desktops and applications from a public cloud environment and public cloud service providers.

•	Horizon FLEX—delivers local Windows desktops and applications to laptops, Macs, contractors and other mobile users while maintaining centralized management.

•	App Volumes—delivers application workloads to end users and desktops in seconds, enabling IT to instantly provision applications at scale.

•	Fusion and Workstation—provide personal desktop virtualization solutions for Macintosh and Windows.

Enterprise Mobility
We acquired AirWatch during the first quarter of 2014. AirWatch provides a portfolio of solutions for managing mobile devices, applications and content while also securing mobile email, securing browsing across any device, and providing telecom analytics and other key modules.
Our mobile offerings are sold both as perpetual licenses and as software-as-a-service (“SaaS”). AirWatch provides the core foundation to support an increasingly mobile workforce and customer base, enabling VMware and AirWatch customers to take advantage of “bring your own device” initiatives.
AirWatch Enterprise Mobile Management (“EMM”) capabilities include:

•	Mobile Device Management

•	Mobile Application Management

•	Mobile Content Management

•	Mobile Email Management

•	Productivity Apps

•	Telecom Analytics
Content Collaboration
AirWatch by VMware’s Secure Content Locker provides a leading enterprise file sync and share solution that extends Mobile Content Management to secure access of content on any device, desktop or mobile, while allowing the content to be stored in any federated data-store whether on-premise or in the cloud, e.g. SharePoint, Microsoft OneDrive, Google Drive or other stores. Our content collaboration solutions also include Socialcast, our enterprise social computing solution that allow users to complement their use of email with rich communication in consumer-grade experiences.
Workspace Services
Our EUC portfolio also includes a complete set of underlying platform-like Workspace Services that support the entire set of solutions and mobile and desktop users. These include Workspace Portal, a single sign-on identity service, to deliver applications, desktops and data in a single portal of entry, and other services like gateway and analytics, which provide a common set of platform services for all VMware EUC products.
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
We have more than 1,100 technology partners with whom we bring joint offerings to the marketplace and over 4,000 active service provider partners. We classify our partners as follows:

•
Independent Hardware Vendors (“IHVs”) We have established relationships with large system vendors, including Cisco, Dell, Fujitsu, HP, IBM, Lenovo and NEC for joint certification and co-development. We also work closely with AMD, Intel and other IHVs to provide input on product development to enable them to deliver hardware advancements that benefit virtualization users. We coordinate with the leading storage and networking vendors to ensure joint interoperability and enable our software to access their differentiated functionality.

•
Independent Software Vendors (“ISVs”) We partner with leading systems management, infrastructure software and application software vendors—including healthcare, telecom, finance and retail market leaders—to deliver value-added products that integrate with our VMware products.

•
VMware Service Providers We have established partnerships with over 4,000 active service providers including AT&T, Bluelock, Colt, CSC, Dell, Fujitsu, OVH, Rackspace, Singapore Telecommunications, Softbank and T-Systems to enable them to host and deliver enterprise-class hybrid clouds as a way for enterprises to extend their data centers to external clouds, while preserving security, compliance and quality of service.

Our Technology Alliance Partner program facilitates joint solution creation and coordinated go-to-market activities with our partners. Over 4,500 of the most widely used applications from ISVs support the VMware vSphere platform. These applications include business solutions for enterprise resource planning, human resource management, electronic medical records management, financial processing and middleware, such as application servers and databases. As an extension to this rapidly growing list, we have expanded our VMware Ready program to allow application software and desktop solution providers to qualify for the VMware Ready logo. The VMware Ready Desktop Solutions program validates the reference architecture and desktop specialization of solution providers that simplify VMware virtual desktop environments.
Our ISVs and other alliance partners, developers and additional VMware community members have distributed more than 1,700 software applications as virtual appliances. We invest significant capital in testing and certification of infrastructure to rigorously ensure our software works well with major hardware and software products. We have certified approximately 12,700 servers, storage, I/O and thin-client devices that are VMware Ready. We have successfully tested approximately 670 operating system versions for use with our solutions. We believe that the scale and scope of this effort is a significant competitive advantage.
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
Our R&D expenses totaled $1,239 million, $1,082 million, and $999 million in 2014, 2013 and 2012, respectively.
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
We continue to primarily sell our software under perpetual licenses. However, our hybrid cloud and SaaS offerings, including certain AirWatch offerings, are sold as software-as-a-service or pay-as-you-go and generally result in less revenue being recognized up-front than we would otherwise recognize as part of a multi-year license arrangement. Sales of perpetual licenses require end-user customers to also purchase maintenance. Software maintenance and renewals are sold both directly to end-user customers and via our network of channel partners. The majority of professional services are sold via our channel, with some professional services sold directly. End users can obtain licenses to our products through individual discrete purchases to meet their immediate needs or through the adoption of enterprise license agreements (“ELAs”). ELAs are comprehensive volume license offerings that provide for multi-year maintenance and support at discounted prices. ELAs enable us to build long-term relationships with our customers as they commit to our virtual infrastructure solutions in their data centers. Our sales cycle can vary greatly depending on numerous factors, including the size and complexity of the proposed offering and customer’s infrastructure.

In establishing list prices for our products, we take into account, among other numerous factors, the value our products and solutions deliver and the cost of both alternative virtualization and hardware solutions.
Our marketing efforts focus on communicating the benefits of our solutions and educating our customers, distributors, resellers, system vendors, systems integrators, the media and analysts about the advantages of our innovative virtualization technology.
We raise awareness of our company and brands, market our products and generate sales leads through VMware and industry events, public relations efforts, marketing materials, advertising, direct marketing, social media initiatives, free downloads and our website. We have invested in multiple online communities that enable customers and partners to share and discuss sales and development resources, best practices implementation, and industry trends among other topics. Our annual user conference, VMworld, is held in both the U.S. and Europe. We also offer management presentations, seminars, and webinars on our products of virtualization and cloud computing. We believe the combination of these activities strengthens our brand and enhances our leading market position in our industry.
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
During 2014, three distributors, who purchased software licenses and software support from us for resale to end-user customers directly or via resellers, each accounted for over 10% of our consolidated revenues. Arrow Electronics, Inc., Tech Data Corporation and Ingram Micro, Inc. accounted for 15%, 13% and 11%, respectively, of our consolidated revenues in 2014. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement.
Competition
The cloud computing, end-user computing and virtualization spaces are inter-related and rapidly evolving. We experienced increased competition during 2014 and expect it to significantly intensify in the future. We compete with large and small vendors in different segments of the cloud computing, end-user computing and virtualization spaces, and expect that new entrants will continue to enter these industries and develop technologies that, if commercialized, may compete with our products and services.
We believe the key competitive factors in the cloud computing, end-user computing and virtualization spaces include:

•	the level of reliability, interoperability and new functionality of product and service offerings;

•	the ability to provide comprehensive solutions, including management capabilities;

•	the ability to offer products and software-as-a-service that support multiple hardware platforms, operating systems, applications and application development frameworks;

•	the ability to deliver an intuitive end-user experience for accessing data, applications and services from a wide variety of end-user devices;

•	delivery of next-generation end-user computing capabilities that integrate with and work alongside existing, legacy capabilities;

•	the ability to drive down the marginal cost of operations and management for both new and existing assets;

•	a proven track record of formulating and delivering a roadmap of compelling software and service capabilities that align with industry trends;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	the ability to attract and maintain a large number of application developers for a given cloud ecosystem;

•	our market leadership in enterprise data center virtualization and presence in most enterprise IT environments;

•	the ability to embrace and integrate many open source technologies that are critical in private and public cloud computing architectures, including OpenStack and Docker;

•	the ability to create and maintain partnering opportunities with hardware vendors, software vendors and cloud service providers;

•	the ability to support newly emerging large-scale application development and deployment approaches;

•	the ability to deploy operational cloud solutions for customers in a timely manner and provide robust technical support;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.
Our vSphere-based data center virtualization product offerings are central to our SDDC product suites and remain essential to our business strategy. Microsoft continues to be a primary competitor for data center virtualization solutions. We also compete with open source based solutions based on the OpenStack platform as well as emerging container technologies like Docker and Rocket. Additionally, we compete with Citrix and its collaborations with Microsoft for end-user computing solutions. With our entry into network virtualization we are experiencing additional competition predominantly from Cisco.
Our management and automation product offerings that we market as part of our VMware vCloud Suites provide customers alternatives to offerings from established IT management vendors, such as BMC, CA, HP and IBM, as well as many new entrants that are trying to penetrate the nascent, higher growth cloud management markets.
During 2014, we expanded our hybrid cloud computing offerings and footprint, and rebranded our vCloud hybrid cloud services (“vCHS”) to VMware vCloud Air. The cloud computing industry is dynamic with both established and new technology companies vying for thought leadership and market share. With the launch of VMware vCloud Air, we now directly compete with infrastructure-as-a-service offerings from Amazon, Microsoft, Google, IBM and emerging open source efforts. These cloud providers also present alternatives to VMware’s on-premises data center footprint and compete against our hybrid cloud computing vision.
As we grow and increase the breadth of our product portfolio, we naturally encounter additional competition. Companies that are core partners can become, over time, competitors. This cooperative competition is very common in the tech industry and is also known in the common parlance as “coopetition.” This kind of competition can occur when we have alliances with vendors and partners that cover one part of our business or geographical area, yet we compete with such partners in other businesses or other geographies or countries.
We actively work to segregate those parts of our business that compete with certain vendors or partners from those that partner with such companies and employ the usual tools and protocols widely used by other firms to manage this potential conflict of interest, including the use of confidentiality agreements and business function separation and segregation.
We are also competing with new entrants to the cloud computing, end-user computing and virtualization spaces, which may include parties currently selling our products and our current technology partners. Existing and future competitors may introduce products in the same areas we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their cloud computing, end-user computing and virtualization products that are similar to features that presently differentiate our product offerings from theirs. Additionally, some of our competitors may make acquisitions or enter into partnerships or other strategic relationships with one another to offer more comprehensive solutions than those they individually had offered. Some competitors have in the past, and may in the future, take advantage of their existing relationships with our business partners to engage in business practices such as support, distribution and license restrictions that make our products less attractive to our channel partners and end users.
Additionally, information technology companies are also increasingly seeking to deliver end-to-end IT solutions to end users that combine enterprise-level hardware and software solutions in a converged infrastructure platform for private cloud computing. In addition, competitors who have existing relationships with our current or prospective end users could integrate competitive capabilities into their existing products and make them available without additional charge. Many of our current and potential competitors have longer operating histories, greater name recognition, a larger customer base and significantly greater financial, technical, sales and marketing and other resources than we do. Overall however, we believe our market position, large virtualization customer base, strong network of partners and indirect sales, broad and innovative solutions suite, and platform-agnostic approach position us to compete effectively.
Intellectual Property
As of December 31, 2014, approximately 600 patents issued by the United States Patent and Trademark Office have been granted or assigned to us. We also have been granted or assigned patents from other countries. These patents cover various aspects of our server virtualization and other technologies. The granted United States patents will expire beginning in 2018, with the last patent expiring in 2033. We also have numerous pending United States provisional and non-provisional patent applications, and numerous pending foreign and international patent applications, that cover other aspects of our virtualization and other technologies.
We have federal trademark registrations in the United States for “VMWARE,” “VMWORLD,” “VMWARE FUSION,” “VSPHERE,” “VMWARE VCLOUD,” “VMWARE VIEW,” “VMOTION,” “HORIZON,” “AIRWATCH” and numerous other trademarks. We have also registered trademarks in a number of foreign countries.
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
Employees
As of December 31, 2014, we had approximately 18,000 employees in offices worldwide, less than 5% of which were contracted through EMC. None of our employees are represented by labor unions, and we consider current employee relations to be good.
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
The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our relationship with EMC are also included below.
Risks Related to Our Business
As the markets for our server and desktop virtualization products have matured we have been increasingly developing and marketing products and services targeted toward the delivery, management and automation of information technology (“IT”) infrastructure, platforms and services through cloud-based solutions. If businesses do not find our cloud computing solutions compelling, our revenue growth and operating margins will decline.
Our products and services are based on server virtualization and related technologies that have primarily been used for virtualizing on-premise data center servers and form the foundation for private cloud computing. As the market for data center server virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the foundation for cloud-based computing. We have extended the benefits of virtualization beyond servers to include network and storage, and coupled this with management and automated delivery of IT resources to create private cloud platforms. We have also extended our product portfolio beyond desktop virtualization to include mobile device management with our AirWatch offerings. We also offer hybrid cloud services through our vCloud Air platform.
Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of our private and hybrid cloud solutions as well as our client virtualization and mobile device management solutions. As the market for our server virtualization products matures and the scale of our business increases, our rate of revenue growth will depend largely upon the success of our newer product and service offerings. In addition, to the extent that our newer private and hybrid cloud solutions, as well as our client virtualization and mobile device management solutions are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
The large majority of our revenues have come from our server virtualization products including our flagship VMware vSphere product line. Decreases in demand for our server virtualization products could adversely affect our results of operations and financial condition.
The large majority of our revenues have come from our server virtualization products. Although we continue to develop other applications for our virtualization technology such as our network virtualization solution, VMware NSX, end-user computing products and hybrid cloud services and expand our offerings into related areas such as our vRealize SDDC management products and vCloud product suites, we expect that our server virtualization products and related enhancements and upgrades will constitute a majority of our revenues for the foreseeable future. Declines and variability in demand for our data center virtualization products could occur as a result of:

•	improved products or product versions being offered by competitors in our markets;

•	competitive pricing pressures;

•
failure to timely execute and implement our product strategy, which could lead to quality issues, integration issues with ecosystem partners, and difficulties in creating and marketing suites of interoperable solutions;

•	failure to release new or enhanced versions of our server virtualization products on a timely basis, or at all;

•	technological change that we are unable to address with our server virtualization and private cloud products or that changes the way enterprises utilize our products; and

•	general economic conditions.
Also, as more and more businesses achieve the virtualization of their servers, certain markets for our VMware vSphere product line have matured. Our sales of standalone VMware vSphere have declined as a portion of our overall business as we seek to transition our customers to product suites, our newer products and infrastructure-as-a-service offerings. If we fail to introduce compelling new features in future upgrades to our VMware vSphere product line, manage the transition to hybrid cloud platforms, develop new applications for our virtualization technology or provide product suites based on the VMware vSphere platform that address customer requirements for integration, automation and management of their IT systems, overall demand for products and services based on VMware vSphere may decline.
Due to our product concentration, our business, financial condition, results of operations, and cash flows would therefore be adversely affected by a decline in demand for our data center virtualization products.

We expect to face increasing competition that could result in a loss of customers, reduced revenues or decreased operating margins.
The virtualization, cloud computing, end-user computing and software-defined data center industries are inter-related and rapidly evolving. We experienced increased competition during 2014 and expect it to remain intense going forward. For example, Microsoft continues to improve its virtual infrastructure and virtual management products and is expected to release updated versions of its Hyper V virtualization product and CloudOS private cloud platform. Microsoft also offers IaaS capabilities in Azure with a similar hybrid cloud message. We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts. For example, Citrix Systems continues to enhance its end-user desktop and mobility offerings and their networking and cloud platform offerings. IBM, Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives. Additionally, open source technologies for virtualization, containerization, and cloud platforms such as Xen, KVM, Docker, Rocket, and OpenStack provide significant pricing competition, and enable competing vendors to leverage open source technologies like OpenStack to compete directly with our SDDC initiative. Enterprises and service providers have also shown significant interest in building their own clouds based on open source projects such as OpenStack. Other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, our hybrid cloud computing offering, which allows enterprises to pool internal and external IT resources running on a common vSphere infrastructure, competes with low-cost public cloud infrastructure offerings such as Amazon Web Services, Microsoft Azure, IBM SoftLayer and Google Compute Engine.
Following our acquisition of Nicira and the resulting release of our NSX product, a number of competitors announced software-defined networking offerings. For example, Cisco announced its Application Centric Infrastructure initiative.
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
In addition, competitors with existing relationships with our current or prospective end users could in the future integrate competitive capabilities into their existing products and services and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and offers built-in virtualization in the client version of Windows. As a result, existing and prospective VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required. Competitors may also leverage open source technologies to offer zero or low cost products and services capable of putting pricing pressure on our own product offerings. By engaging in such business practices, our competitors can diminish competitive advantages we may possess by incentivizing end users to choose products that lack some of the technical advantages of our own offerings. In addition, even if customers find our products and services to be technically superior, they may choose to employ a “multiple-vendor” strategy, where they purposely deploy multiple vendors in their environment in order to prevent any one vendor from gaining too much control over their IT operations.
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
A number of competitors are active in the emerging software-defined networking space. For example, in 2013, Cisco acquired Insieme. In June 2013, Oracle and Microsoft entered into a partnership pursuant to which Oracle now supports the use of Oracle products in Microsoft Hyper-V deployments as well as Windows Azure. In July 2014, Cisco and Microsoft announced an initiative to integrate Cisco data center solutions and networking switches with Microsoft cloud offerings and to jointly market and sell their data center and hybrid cloud solutions. In September 2014, Cisco and RedHat announced a new integrated infrastructure solution for OpenStack-based cloud deployments. In addition, the companies announced an expansion of their relationship, accelerating collaboration around OpenStack, Application Centric Infrastructure and Intercloud. We expect these trends to continue as companies attempt to strengthen or maintain their positions in the evolving virtualization infrastructure and enterprise IT solutions industry. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and technologies. The companies and alliances resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs (such as providing greater incentives to our channel partners to sell a competitor’s product), technology or product functionality. This competition could result in a substantial loss of customers or a reduction in our revenues, which could materially and adversely impact our financial condition and results of operations.
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
One of our core strategies is to deliver the software-defined data center. In 2012, we acquired two companies that furthered our software defined data center (“SDDC”) strategy—Dynamic Ops, a provider of cloud automation solutions that enable provisioning and management of IT services across heterogeneous environments, and Nicira, a developer of software-defined networking and a leader in network virtualization for open source initiatives. In 2013, we acquired Virsto Software, a developer of software that optimizes storage performance and utilization in virtual environments. These acquired technologies, combined with existing technologies, constitute the basis for our SDDC private cloud offerings.
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
In the third quarter of 2014, we announced that we had entered into a joint venture with the Softbank Group to expand our vCloud Air service to Japan. We are currently making significant investments in developing and introducing new technologies and product offerings related to our SDDC, vCloud Air and end-user and mobile computing initiatives.
The expansion of our offerings to deliver the SDDC, address IT management and automation, add network and storage virtualization, and enhance our end-user computing capabilities and our hybrid cloud offerings subjects us to additional risks, such as the following:

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

•
The success of these new offerings depends upon the cooperation of hardware, software and cloud hosting vendors to ensure interoperability with our products and offer compatible products and services to end users. If we are unable to obtain such cooperation, it may be difficult and more costly for us to achieve functionality and service levels that would make our services attractive to end users.

•
We will need to develop and implement appropriate go-to-market strategies and train our sales force in order to effectively market offerings in product categories in which we may have less experience than our competitors. Accordingly, end users could choose competing products and services over ours, even if such offerings are less advanced than ours.

•
Our increasing focus on developing and marketing IT management and automation and infrastructure-as-a-service (including software-defined networking and vCloud Air) offerings that enable customers to transform their IT systems will require a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we will need to develop new strategies for marketing and selling our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

•
We will need to develop appropriate pricing strategies for our new product initiatives. For example, it has frequently been challenging for software companies to derive significant revenue streams from open source projects, such as certain of our offerings. Additionally, in some cases our new product initiatives are predicated on converting free and trial users to paying customers of the premium tiers of these services, and therefore we must maintain a sufficient conversion ratio for such services to be profitable. Also, certain of our new product initiatives have a subscription model. We may not be able to accurately predict subscription renewal rates or their impact on results, and because revenue is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. Moreover, as customers transition to our hybrid cloud and SaaS products and services, our revenue growth rate may be adversely impacted, during the period of transition as we will recognize less revenue up-front than we would otherwise recognize as part of a multi-year license arrangement.

•
The success of vCloud Air will depend on the successful global implementation of the offering and building effective go-to-market strategies. We will need to build sales expertise and infrastructure to support the new offering that is capable of meeting customer requirements for security, reliability and regulatory compliance. This hybrid cloud offering involves significant capital investment as well as technology risk, and may not be accepted by customers. Further, this offering may lead our team to reduce the time spent on selling our existing product portfolio, which could have a material negative impact on revenues.

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

•
The virtualized end-user computing industry remains in an emerging stage of expansion. Other companies are entering, and are developing competing standards for, the end-user computing space, such as Microsoft, Google, Amazon and Citrix, and such companies are likely to introduce their own initiatives that may compete with or not be compatible with our end-user computing initiatives, which could limit the degree to which other vendors develop products and services around our offerings and end users adopt our platforms.

•
The cloud computing industry is in early stages of expansion. Other companies are entering, and are developing competing standards for the cloud computing space, such as Microsoft, IBM, Cisco, Google and Amazon, as well as numerous vendor offerings based on the OpenStack project. These companies are likely to introduce their own initiatives that may compete with or not be compatible with our cloud initiatives, which could potentially limit the degree to which other vendors develop products and services around our offerings and end users adopt our platforms.

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

•
Developing and launching new technologies in new areas, as we are continuing to do with our VMware NSX virtual networking, Virtual SAN virtual storage and vCloud Air initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing industries. If these investments are not successful, our rate of growth may decline or reverse and our operating results will be negatively affected.

•
In connection with some of our product initiatives, including our web-based services, mobile services and our vCloud Air offering, we expect that our customers may increasingly use our services to store and process personal information and other regulated data, increasing our potential exposure to cybersecurity breaches and data loss.

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
We launched our vCloud Air service offerings in 2013 in the United States and began to expand the services globally in 2014. Our vCloud Air offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services. While we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to the contractual obligations under those agreements. For example, a data center landlord may fail to adequately maintain its facilities or provide an appropriate data center infrastructure for which it is responsible. If that were to happen, our ability to deliver services at levels acceptable to our customers and at levels that we have committed to could be impaired. Additionally, if the third parties that we rely on do fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our vCloud Air offerings would be impaired.
Ongoing uncertainty regarding global economic conditions and the stability of regional financial markets may reduce information technology spending below current expectations and therefore adversely impact our revenues, impede end-user adoption of new products and services and product and service upgrades, and adversely impact our competitive position.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, reducing the level of our non-ELA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe or that region’s failure to recover from recession would threaten to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
Regional economic uncertainty can also result in general and ongoing tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and significant volatility in the credit, equity and fixed income markets. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or unearned revenues or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize in a particular period.
In addition, although we plan to continue making strategic investments in our business, many of our competitors have significantly greater financial, technical and other resources than we do, and to the degree that the economic recovery is anemic or not sustained, they may be better positioned to continue investment in competitive technologies.
Our revenues, unearned revenues, collection of accounts receivable and financial results may be adversely impacted by fluctuation of foreign currency exchange rates. Although foreign currency hedges can offset some of the risk related to foreign currency fluctuations, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures.
Our revenues, unearned revenues, and our collection of accounts receivable may be adversely impacted as a result of fluctuations in the exchange rates between the U.S. dollar and foreign currencies. For example, we have distributors in foreign countries that may incur higher costs in periods when the value of the U.S. dollar strengthens against foreign currencies. One or more of these distributors could delay payments or default on credit extended to them as a result. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources. If we determine that the amount of accounts receivable that is uncollectible is greater than our estimates, we would recognize an increase in bad debt expense, which would have a negative impact on our results of operations. In addition, in periods when the value of the U.S. dollar strengthens, we may need to offer additional discounts, reduce prices or offer other incentives to mitigate the negative effect on demand.
We invoice and collect in certain non-U.S. dollar denominated currencies, thereby conducting a portion of our transactions in currencies other than the U.S. dollar. Although this practice may alleviate credit risk from our distributors during periods when the U.S. dollar strengthens, it shifts the risk of currency fluctuations to us and may negatively impact our revenues, unearned revenues, anticipated cash flows and financial results due to fluctuations in foreign currency exchange rates, particularly the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi relative to the U.S. dollar. While variability in operating margin may be reduced due to invoicing in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our consolidated financial statements. In 2014 approximately 30% of our sales were invoiced and collected in certain non-U.S. dollar denominated currencies.
We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Although we expect the gains and losses on our foreign currency forward contracts to generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge, our hedging transactions may not yield the results we expect. Additionally, we expect to continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures. For example, we experienced a measurable negative impact to our revenues in the fourth quarter of 2014 due to exchange rate fluctuations and we expect a further negative impact to 2015 revenues and unearned revenues even if currency exchange rates stabilize. The further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenues.
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
Our core customers are large enterprises with multi-year enterprise license agreements, each of which involves substantial aggregate fee amounts. The failure to renew those transactions in the future, at a dollar value at least equal to the original agreement, or to replace those enterprise license agreements with new transactions of similar scope, on terms that are commercially attractive to us could materially adversely affect our business, financial condition, operating results and cash flow.
Our current research and development efforts may not produce significant revenues for several years, if at all.
Developing our products and services is expensive. Our investment in research and development may not result in marketable products or services or may result in products and services that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were approximately 21% of our total revenues during both 2014 and 2013. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
Transactional sales, in contrast, tend to be smaller in scope, shorter in duration with a standard one-year maintenance term, and are principally driven by our sales channel partners. Historically, they have represented 60% to 75% of our overall sales.
Our year-over-year overall sales, ELA sales and our transactional sales all increased in 2014 compared to 2013. Although our transactional business has increased during 2014, as we develop and add new product and service capabilities to our higher-end product offerings, and as our ELA volume continues to grow, we may not be successful in our strategy to increase the value of the products and services sold through the transactional business. Consequently, we may not be able to increase sales volumes in our transactional business or help attract new customers to our product ecosystem with our enhanced product features and capabilities.
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
In addition, if we cannot adapt our business models to keep pace with industry trends, our revenues could be negatively impacted. For example, if we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. Additionally, we may fail to accurately predict subscription renewal rates or their impact on results of operations, and because revenues from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. As we offer more products that depend on converting users of free services to users of premium services and as such services grow in size, our ability to maintain or improve and to predict conversion rates will become more important.
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

•
defects and security vulnerabilities could be exploited or introduced into our software products or our hybrid cloud offering, thereby damaging the reputation and perceived reliability and security of our products and services and potentially making the data systems of our customers vulnerable to further data loss and cyber incidents; and

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
Revenues from customers outside the United States comprised approximately 52% of our total revenues in the years ended 2014 and 2013. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
Failure to effectively manage our product and service lifecycles could materially adversely affect our business, financial condition, operating results and cash flow.
As part of the natural lifecycle of our products and services, we periodically inform customers that products or services will be reaching their end of life or end of availability and will no longer be supported or receive updates and security patches. To the extent these products or services remain subject to a service contract with the customer, we offer to transition the customer to alternative products or services. Failure to effectively manage our product and service lifecycles could lead to customer dissatisfaction, and contractual liabilities, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor products and services of our competitors or to prevent or reduce sales of our products and services. Certain system vendors now offer competing virtualization products pre-installed on their server products and services. Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products and services. Accordingly, our channel partners may choose not to offer our products and services exclusively or at all. Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products and services, which would result in us receiving lower revenues from our channel partners.
Three of our distributors each accounted for 10% or more of our consolidated revenues during the year ended of 2014. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products or services under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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
Three of our distributors each accounted for 10% or more of our consolidated revenues during the year ended of 2014. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 42% of our total accounts receivable as of December 31, 2014 was from these three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenues from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
We may become involved in litigation and regulatory inquiries and proceedings that could negatively affect us.
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. In the ordinary course of business, VMware also receives inquiries from and has discussions with government entities regarding the compliance of its contracting and sales practices with laws and regulations. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. While no formal legal proceedings that we expect to have a material impact on our financial condition or results of operations have been commenced, there can be no assurance that actions will not be taken in the future, and final resolution of such claims could be materially different from our current estimates. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, it is possible that our business, financial condition or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, demands or investigations.
Our business is subject to a variety of U.S. and international laws and regulations regarding data protection.
Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data. As Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. Other nations have data privacy laws that, in some respects, are more stringent than privacy standards in the United States. As we expand our operations in these countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. We collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our product initiatives, including our web-based services, mobile services and our vCloud Air offering, we expect that our customers may increasingly use our services to store and process personal information and other regulated data. We post, on our websites, and, where appropriate, within our products, our privacy policies and practices concerning our treatment of personal data. We also often include privacy commitments in our contracts. Any failure by us to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines and penalties, a governmental order requiring that we change our data practices could result, which in turn could have a material adverse effect on our business. Compliance with such an order may involve significant costs or require changes in business practices that result in reduced revenues. Noncompliance could result in penalties being imposed on us or we could be ordered to cease conducting the noncompliant activity.
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
Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. In the ordinary course of business, we also receive inquiries from and have ongoing discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. We continue to cooperate with the U.S. General Services Administration and the Department of Justice in their inquiries regarding our government sales practices between 2006 and 2013. During the second quarter of 2014, we recognized a liability of approximately $11 million in connection with this matter as the loss was determined to be both probable and reasonably estimable. While no formal legal proceedings have been commenced, final resolution of the matter could result in liability materially different from the accrued amount, and there can be no assurance that actions will not be commenced in the future. If our customer contracts are terminated, if we are suspended from government work or fines or other government sanctions are imposed, or if our ability to compete for new contracts is adversely affected, our business, operating results or financial condition could be adversely affected.
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
Companies in the software and technology industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. This risk may increase as the number of products and competitors in our market increases as computing, networking, storage, and software technologies increasingly converge. This risk may also increase as a result of our increasing presence in the mobile enterprise management space. The threat of intellectual property infringement claims against us may increase in the future because of constant technological change in the segments in which we compete, extensive patent coverage of existing technologies and the rapid rate of issuance of new patents. Additionally, there is an increased risk that our competitors will use their intellectual property rights to limit our freedom to operate and exploit our products or to otherwise block us from taking full advantage of our markets.
In addition, as a well-known information technology company, we risk being the subject of an increasing number of intellectual property infringement claims, including claims by entities that do not have operating businesses of their own and therefore limit our ability to seek counterclaims for damages and injunctive relief. Any claim of infringement by a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties in connection with the use of our products. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or channel partners, which could negatively affect our results of operations.
Our use of “open source” software in our products could negatively affect our ability to sell our products and subject us to possible litigation.
A significant portion of the products, technologies or services acquired, licensed, developed or offered by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses. We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, our processes used to monitor how open source software is used could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses. Therefore, any improper usage of open source could result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use the open source software for no cost, that we make available source code for modifications or derivative works we create based upon incorporating, using or distributing the open source software, that we license such modifications or derivative works under the terms of the particular open source license, that we revise or modify our product code to remove alleged infringing code or that we take other steps to avoid or remedy an alleged infringement. Any of these obligations could have an adverse impact on our intellectual property rights and our ability to derive revenues from products incorporating the open source software.
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
In addition to business acquisitions, we also seek to invest in businesses such as venture financed companies and joint ventures that offer complementary products, services or technologies. These investments are accompanied by risks similar to those encountered in an acquisition of a business. Additionally, we do not control entities where we have a minority investment, and therefore cannot ensure that these investments and joint ventures will make decisions that promote or are complementary to our business strategy.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. During 2014, our goodwill balance increased by $938 million or 31% primarily as a result of acquisitions made during the year. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization or cash flows, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.
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
We rely on our information systems and those of third parties for processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations and otherwise running our business. If our systems fail, our disaster recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our business. Additionally, our information systems may not support new business models and initiatives and significant investments could be required in order to upgrade them. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Additionally, delays in adapting our information systems to address new business models could limit the success or result in the failure of such initiatives and impair the effectiveness of our internal controls. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial condition, results of operations and cash flows could be negatively impacted.
Our financial results may be adversely impacted by higher than expected tax rates, and we may have exposure to additional tax liabilities.
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we are subject to income and non-income tax examinations. Currently, the EMC consolidated tax group is under federal income tax audit for 2009 and

2010 and the audit is not expected to be completed until 2015. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our financial condition or results of operations.
Our future effective tax rate may be affected by such factors as changes in tax laws, our business, rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, and shifts in the amount of earnings in the U.S. compared with other regions in the world as well as the expiration of statute of limitations and settlements of audits, changes in our international organization, and changes in overall levels of income before tax. For example, the U.S. federal research credit, which provided a significant reduction in our effective tax rate, expired on December 31, 2014. Without the reinstatement of the U.S. federal research credit, we expect our 2015 effective tax rate to be higher than the 2014 effective tax rate.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or other act of God, could have a material adverse impact on our business, financial condition and results of operations. As we continue to grow internationally, increasing amounts of our business will be located in foreign countries that may be more subject to political or social instability that could disrupt operations. Furthermore, some of our new product initiatives and business functions are hosted and carried out by third parties that may be vulnerable to disruptions of these sorts, many of which may be beyond our control. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, can curtail the functioning of local offices as well as critical components of our information systems, and adversely affect our ability to process orders, provide services, respond to customer requests and maintain local and global business continuity. Natural disasters that affect the manufacture of IT products can also delay customer spending on our software, which is often coupled with customer purchases of new servers and IT systems. Furthermore, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole, and disease pandemics could temporarily sideline a substantial part of our or our customers’ workforce at any particular time. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment or availability of our products and services, our revenues would be adversely affected. Additionally, any such catastrophic event could cause us to incur significant costs to repair damages to our facilities, equipment and infrastructure.
Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously-filed financial statements, which could cause our stock price to decline.
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results. For example, during May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard is effective for us in the first quarter of 2017. We have not selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Risks Related to Our Relationship with EMC
As long as EMC controls us, or Class B common stock remains outstanding, other holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.
As of December 31, 2014, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 79.9% of the total outstanding shares of common stock or 97.2% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
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
We and EMC are both IT infrastructure companies providing products and services related to storage management, back-up, disaster recovery, security, system management and automation, provisioning and resource management. There can be no assurance that EMC will not engage in increased competition with us in the future. In addition, the intellectual property agreement that we have entered into with EMC provides EMC the ability to use our source code and intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. EMC’s rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where EMC holds a majority position and one or more of our competitors hold minority positions.
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
The financial information covering the periods included in this Annual Report on Form 10-K does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses in our consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. If EMC were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to VMware, including the fact that VMware would lose the benefit of these arrangements with EMC. There can be no assurance that VMware would be able to renegotiate these arrangements with EMC or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with EMC. Moreover, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. During the year ended December 31, 2014, we recognized revenues of $318 million, and as of December 31, 2014, $317 million of sales were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2014 and December 31, 2014, the closing trading price of our Class A common stock was volatile, ranging between $76.43 and $111.80 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2014, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.(1)		Principal Use(s)
Palo Alto, CA	owned:	1,499,836	(2)	Executive and administrative offices, sales and marketing, R&D and data center
	leased:	18,200
North and Latin American region (excluding Palo Alto, CA)	leased:	1,051,553	(3)	Administrative offices, sales and marketing, R&D and data center
Asia Pacific region	leased:	1,217,560		Administrative offices, sales and marketing, R&D and data center
Europe, Middle East and Africa region	leased:	568,133		Administrative offices, sales and marketing, R&D and data center
____________________________

(1)	Of the total square feet owned or leased, approximately 655,000 square feet were under construction as of December 31, 2014.

(2)	Represents all of the right, title and interest purchased in a ground lease, which expires in 2046, covering the property and improvements located at VMware’s Palo Alto, California campus.

(3)	Includes leased space for a Washington data center facility, for which VMware is considered to be the owner for accounting purposes.
We believe that our current facilities are suitable for our current employee headcount and will sustain us through 2015, but we intend to add new facilities or expand existing facilities as we add employees and expand our operations. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
Refer to Note L to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of legal proceedings. See also the risk factor entitled “We may become involved in litigation and regulatory inquiries and proceedings that could negatively affect us” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names of executive officers and their ages as of February 20, 2015, are as follows:

Name	Age	Position(s)
Patrick P. Gelsinger	53	Chief Executive Officer and Director
Carl M. Eschenbach	48	President and Chief Operating Officer
Jonathan C. Chadwick	49	Chief Financial Officer, Chief Operating Officer and Executive Vice President
Sanjay Poonen	45	Executive Vice President and General Manager, End-User Computing
Rangarajan (Raghu) Raghuram	52	Executive Vice President, Software-Defined Data Center Division
S. Dawn Smith	51	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Patrick P. Gelsinger has been the Chief Executive Officer and a Director of VMware since September 1, 2012. Prior to joining VMware, he served as President and Chief Operating Officer, EMC Information Infrastructure Products at EMC, VMware’s parent company and controlling stockholder, from September 2009 to August 2012. Mr. Gelsinger joined EMC from Intel Corporation, a designer and manufacturer of advanced integrated digital technology platforms, where he was Senior Vice President and Co-General Manager of Intel Corporation’s Digital Enterprise Group from 2005 to September 2009 and served as Intel’s Senior Vice President, Chief Technology Officer from 2002 to 2005. Prior to this, Mr. Gelsinger led Intel’s Desktop Products Group.
Carl M. Eschenbach was appointed Chief Operating Officer and Co-President of VMware in April 2012 and became President and Chief Operating Officer in December 2012. Mr. Eschenbach had previously served as VMware’s Co-President, Customer Operations from January 2011 to April 2012 and as VMware’s Executive Vice President of Worldwide Field Operations from May 2005 to January 2011. Prior to joining VMware in 2002, he was Vice President of North America Sales at Inktomi from 2000 to 2002. He also held various sales management positions with 3Com Corporation, Lucent Technologies Inc. and EMC. Mr. Eschenbach currently serves on the board of Palo Alto Networks.
Jonathan C. Chadwick has served as VMware’s Chief Financial Officer, Chief Operating Officer and Executive Vice President since August 2014. Mr. Chadwick joined VMware as its Chief Financial Officer and Executive Vice President on November 2012. Previously, Mr. Chadwick had been Chief Financial Officer of Skype, a provider of Internet-based voice communication, since March 2011, and a Corporate Vice President of Microsoft Corporation since its acquisition of Skype in October 2011. Mr. Chadwick joined Skype from McAfee, an antivirus software and computer security company, where he was the Executive Vice President and Chief Financial Officer from June 2010 until February 2011, when McAfee was acquired by Intel Corporation. From 1997 to 2010, Mr. Chadwick held various finance roles at Cisco Systems, a networking equipment company. At Cisco, Mr. Chadwick served as Senior Vice President, CFO - Global Customer Markets from July 2009 to June 2010, Senior Vice President, Corporate Controller and Principal Accounting Officer from June 2007 until July 2009, Vice President, Corporate Controller and Principal Accounting Officer from September 2006 to June 2007 and Vice President, Corporate Finance & Planning from February 2001 to September 2006. Mr. Chadwick currently serves on the board of F5 Networks, Inc.
Sanjay Poonen has served as VMware’s Executive Vice President and General Manager, End-User Computing since August 2013. Prior to joining VMware, he spent more than seven years at SAP AG, serving as President and Corporate Officer of Platform Solutions and the Mobile Division from April 2012 until July 2013, prior to that as President of Global Solutions from November 2010 to March 2012, as Executive Vice President of Performance Optimization Apps from June 2008 to September 2009 and Senior Vice President of Analytics from April 2006 to May 2008. Mr. Poonen’s over 20 years of technology industry experience also included executive-level positions with Symantec and Veritas, and product management and engineering positions with Alphablox, Apple, Inc. and Microsoft Corporation.
Rangarajan (Raghu) Raghuram has served as VMware’s Executive Vice President, Software-Define Data Center Division since April 2012. Mr. Raghuram joined VMware in 2003 and has held multiple product management and marketing roles. Mr. Raghuram served as Senior Vice President and General Manager, Cloud Infrastructure and Management, Virtualization and Cloud Platforms, and Enterprise Products, from December 2009 through March 2012. Mr. Raghuram previously served as Vice President of VMware’s Server Business Unit and of Product and Solutions Marketing from September 2003 through December 2009. Prior to VMware, Mr. Raghuram held product management and marketing roles at Netscape and Bang Networks.
S. Dawn Smith has been the Senior Vice President, General Counsel and Secretary at VMware since September 2009 and Chief Compliance Officer since August 2010. Prior to joining VMware, Ms. Smith was a partner at Morrison & Foerster LLP, a law firm, since January 2008 and served as an attorney since 2005. Prior to joining Morrison & Foerster LLP, she was an attorney at Wilson Sonsini Goodrich & Rosati P.C.

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

	Market Prices
	High	Low
Year ended December 31, 2014
First Quarter	$111.45	$86.88
Second Quarter	112.89	88.64
Third Quarter	103.86	92.25
Fourth Quarter	95.00	75.85
Year ended December 31, 2013
First Quarter	$99.10	$70.05
Second Quarter	79.71	64.86
Third Quarter	90.60	65.02
Fourth Quarter	90.91	76.51
Holders
We had 51 holders of record of our Class A common stock, and one holder of record, EMC Corporation (“EMC”), of our Class B common stock as of February 20, 2015.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Issuer purchases of Class A common stock during the quarter ended December 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)(3)
October 1 – October 31, 2014	476,657	$83.83	476,657	$1,169,939,797
November 1 – November 30, 2014	2,305,766	84.64	2,305,766	974,772,451
December 1 – December 31, 2014	167,996	86.99	167,996	960,158,636
	2,950,419	$84.65	2,950,419	960,158,636

(1)
In August 2014, VMware’s Board of Directors authorized the repurchase of up to an additional one billion dollars of VMware’s Class A common stock through the end of 2016. VMware’s Class A common stock has been, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(2)	The average price paid per share excludes commissions.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on December 31, 2009 through December 31, 2014, assuming an initial investment of $100. Historically, we have not declared or paid cash dividends on our common stock, while the data for the S&P 500 Index and the S&P 500 Systems Software Index assume reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
VMware, Inc.
S&P 500 Index
S&P 500 Systems Software Index

	Base Period 12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
VMware, Inc.	$100.00	$209.79	$196.30	$222.13	$211.68	$194.71
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Systems Software Index	100.00	104.80	94.37	108.74	144.51	177.76
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

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(amounts in millions, except per share amounts, and shares in thousands)

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Summary of Operations:
Revenues:
License	$2,591	$2,270	$2,087	$1,841	$1,401
Services	3,444	2,937	2,518	1,926	1,456
Total revenues	$6,035	$5,207	$4,605	$3,767	$2,857
Operating income	1,027	1,093	872	735	428
Net income	886	1,014	746	724	357
Net income per weighted average share, basic, for Class A and Class B	$2.06	$2.36	$1.75	$1.72	$0.87
Net income per weighted average share, diluted, for Class A and Class B	$2.04	$2.34	$1.72	$1.68	$0.84
Weighted average shares, basic, for Class A and Class B	430,355	429,093	426,658	421,188	409,805
Weighted average shares, diluted, for Class A and Class B	434,513	433,415	433,974	431,750	423,446

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash, cash equivalents and short-term investments(1)	$7,075	$6,175	$4,631	$4,512	$3,324
Working capital(1)	5,134	4,388	3,160	3,276	2,509
Total assets	15,216	12,327	10,596	8,681	6,797
Total unearned revenues	4,833	4,092	3,461	2,708	1,860
Long-term obligations(2)	1,500	450	450	450	450
Total stockholders’ equity	7,586	6,816	5,740	4,770	3,808
Cash Flow Data:
Net cash provided by operating activities	$2,180	$2,535	$1,897	$2,026	$1,174
____________________________

(1)
In 2012, we acquired all of the outstanding capital stock of Nicira, Inc. (“Nicira”) for $1,100 million, net of cash acquired, consisting of $1,083 million in cash and $17 million for the fair value of assumed equity attributed to pre-combination services. Refer to Note B to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

(2)
 On January 21, 2014, in connection with our agreement to acquire A.W.S. Holding, LLC (“AirWatch Holding”), the sole member and equity holder of AirWatch LLC (“AirWatch”), we and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million includes $450 million that was exchanged for the $450 million promissory note outstanding in prior years. Refer to Note N to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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
Overview
The information technology (“IT”) industry is transforming, moving from a hardware based traditional model to one of a software-defined infrastructure. We are the leader in virtualization infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. We develop and market our product and service offerings within three main product groups and we also leverage synergies across these three product and service areas:

•	SDDC or Software-Defined Data Center

•	Hybrid Cloud Computing

•	End-User Computing
Historically, the majority of our license sales have been from our standalone vSphere product, which is included in our compute product category within our SDDC architecture. However, over the last two years, the growth rate of our standalone vSphere product license sales has declined as certain large markets for data center server virtualization have matured.  The growth rate of license sales beyond our standalone vSphere product has increased over this period as we transition to offering a wider range of products and services to enable the entire SDDC. As the transformation of the IT industry continues, we expect that our growth rates will be increasingly derived from sales of our newer products, suites and services solutions across our SDDC portfolio, beyond standalone vSphere. For example, we have experienced continued growth in sales volumes, production use and number of customers who have purchased VMware NSX, our network virtualization solution, throughout 2014. We also continue to see traction of our Virtual SAN product and other newer offerings.
Hybrid cloud computing, comprising of VMware vCloud Air, VMware vCloud Air Network Service Providers Program and vCloud Air Business Ventures offerings have also experienced growth throughout 2014. We continue to expand our hybrid cloud global footprint as well as our service offerings. Revenues from these offerings are recognized over a period of time.
We acquired AirWatch during the first quarter of 2014. AirWatch expands our portfolio of mobile solutions within the enterprise mobile and security space and we are in the early stages of growing this business by leveraging the reach of our global presence, robust channel and access to enterprise accounts via our sales force. Currently, our AirWatch business models include an on-premise solution that we offer through the sale of perpetual licenses and an off-premise solution that we offer as software-as-a-service. AirWatch products and services contributed to the growth we experienced in sales of our end-user computing products during 2014. Our investments in AirWatch resulted in increased operating expenses during 2014, primarily driven by employee-related costs, including expenses we recognized in connection with installment payments to certain key employees as part of the acquisition, as well as amortization of purchased intangible assets.
We generally sell our solutions using enterprise license agreements (“ELAs”) or as part of our non-ELA, or transactional, business. ELAs are comprehensive volume license offerings, offered both directly by us and through certain channel partners that also provide for multi-year maintenance and support.
Results of Operations
In connection with our contribution to Pivotal Software, Inc. (“Pivotal”), during 2013, we transferred certain assets and liabilities to Pivotal in exchange for ownership interest in Pivotal of approximately 28%. We also transferred approximately 415 of our employees to Pivotal during 2013. While the contribution to Pivotal has had a negative impact on our revenue growth rate in primarily 2013 compared to 2012, our operating margin has been positively impacted due to the elimination of Pivotal related costs from our consolidated statements of income.

Revenues
Our revenues during the years ended 2014, 2013 and 2012 were as follows:

	For the Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Revenues:

License	$2,591	$2,270	$2,087	$321	14%	$183	9%
Services:
Software maintenance	3,022	2,563	2,153	459	18	410	19
Professional services	422	374	365	49	13	9	2
Total services	3,444	2,937	2,518	508	17	419	17
Total revenues	$6,035	$5,207	$4,605	$829	16	$602	13

Revenues:
United States	$2,912	$2,485	$2,229	$427	17%	$256	11%
International	3,123	2,722	2,376	401	15	345	15
Total revenues	$6,035	$5,207	$4,605	$829	16	$602	13
License Revenues
License revenues were up 14% in 2014 and 9% in 2013. Our license revenue growth rate was favorably impacted during 2014 compared to 2013 as a result of increased sales of our integrated product suites, including VMware vCloud Suite and vSphere with Operations Management. Our customers continue transitioning to purchasing our suite solutions rather than products such as vSphere that are sold on a standalone basis. Our integrated product suites include various product offerings and are generally sold at a higher price than our products that are sold on an individual basis. Additionally, revenue from our network virtualization solution, VMware NSX, as well as our end-user computing products, including AirWatch mobile solutions, also contributed to the increase in license revenues. We expect that sales of our non-standalone vSphere products will continue to increase as a percentage of total revenues.
Revenues from AirWatch include revenues recognized from our software-as-a-service (“SaaS”) offerings. SaaS revenues are included in both license and software maintenance revenues, and while the amounts have not been material for all periods presented, we expect these revenues and those from our hybrid cloud offerings to form an increasing percentage of our revenues in future periods. The anticipated revenue growth of our hybrid cloud and SaaS revenues are expected to adversely impact the growth rate of our license revenues in 2015 as we will recognize less revenue up-front than we would otherwise recognize as part of a multi-year license arrangement. Additionally, changes in foreign currency are also expected to have an impact on our license revenues. Refer to our Foreign Currency discussion below for further information.
Our revenues for 2013 increased due to overall increased global sales volumes in all major geographies, slightly offset by the disposition of certain business lines under our realignment plan and the contribution to Pivotal. License revenues related to Pivotal and all dispositions under our realignment plan were $18 in 2013 as compared to $56 in 2012.
Services Revenues
In 2014 and 2013, software maintenance revenues benefited from renewals, multi-year software maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe demonstrates our customers’ commitment to our SDDC strategy.
In 2013, our services revenue growth rate was negatively impacted by the contribution to Pivotal and the disposition of other net assets under our realignment plan. Service revenues related to Pivotal and all dispositions under our realignment plan were $37 in 2013 as compared to $143 in 2012.
In 2014 and 2013, professional services revenues increased as growth in our license sales and increased complexity of our product suite led to additional demand for our professional services. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our solutions to independently provide professional services to our customers, our professional services revenue will vary based on the delivery channels used in any given period as well as the timing of engagements.

Foreign Currency
Although approximately 70% of our sales are denominated in the U.S. dollar, we also invoice and collect in the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi in their respective regions. As a result, a portion of our total revenues are affected by changes in the value of the U.S. dollar against these currencies. Transactions denominated in foreign currency are converted to the U.S. dollar upon booking of the transaction using the monthly exchange rate. Although the U.S. dollar strengthened against most foreign currencies during the fourth quarter of 2014, foreign currency fluctuations did not have a material impact when comparing license revenues in 2014 and 2013 to their respective prior years. However, even if currency exchange rates stabilize, we would still anticipate a negative impact both on our license and total revenue growth rates in 2015.
Unearned Revenues
Our unearned revenues as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014	December 31, 2013
Unearned license revenues	$488	$465
Unearned software maintenance revenues	3,905	3,304
Unearned professional services revenues	440	323
Total unearned revenues	$4,833	$4,092
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
Unearned software maintenance revenues are primarily attributable to our maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at December 31, 2014 was approximately 2 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
Cost of License and Services Revenues, and Operating Expenses
Our cost of services revenues and operating expenses were primarily impacted by increasing headcount. Headcount during the year ended December 31, 2014 continued to increase due primarily to organic growth and the AirWatch acquisition. The increased headcount has resulted in higher cash and stock-based employee-related expenses across most of our income statement expense categories when compared to the same periods in 2013, and we expect this trend to continue.
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

	For the Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Cost of license revenues	$190	$208	$235	$(18)	(9)%	$(27)	(11)%
Stock-based compensation	2	2	2	—	—	—	—
Total expenses	$192	$210	$237	$(18)	(9)	$(27)	(11)
% of License revenues	7%	9%	11%
Cost of license revenues decreased in 2014 compared to 2013 primarily due to a decrease of $34 in amortization of capitalized software development costs, which was partially offset by an increase of $17 in amortization of intangible assets.

Cost of license revenues decreased in 2013 compared to 2012 primarily due to a decrease of $37 in amortization of capitalized software and a decrease of $11 in IT development costs. These decreases were partially offset by an increase of $18 in intangible amortization expense.
No amortization expenses was recorded during the year ended December 31, 2014 as all previously capitalized software development costs had been fully amortized as of December 31, 2013. We do not expect significant amortization of capitalized software development costs in future years.
Cost of Services Revenues
Our cost of services revenues primarily includes the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services. Additionally, our costs of services revenues include costs related to our IT development efforts and depreciation on equipment supporting our service offerings. As we continue to invest in and grow business from our SaaS and professional services offerings, we expect our total costs of services revenues to continue to increase.

	For the Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Cost of services revenues	$683	$491	$456	$192	39%	$35	8%
Stock-based compensation	42	29	28	13	43	1	4
Total expenses	$725	$520	$484	$204	39	$36	7
% of Services revenues	21%	18%	19%
Cost of services revenues increased in 2014 compared to 2013 primarily driven by the investment and growth in our SaaS and professional services offerings, which led to higher costs. The increase includes growth in cash-based employee-related expenses of $124 due to incremental growth in headcount, both organic and through acquisitions, and an increase in technical support costs of $21. Additionally, increases of $25 in equipment and depreciation costs also contributed to the increases in cost of services revenues. The increase in 2014 was partially offset by a decrease of $10 in operating expenses related to Pivotal.
Cost of services revenues increased in 2013 compared to 2012 primarily due to an increase of $39 in cash-based employee-related expenses and an increase of $27 in costs we incurred to provide technical support. These increases were generally proportional to the increases in services revenues for the same comparable period. Equipment and depreciation costs also contributed to the increase in cost of services revenues. The increases were partially offset by a decrease of $32 of operating expenses related to Pivotal.
Research and Development Expenses
Our research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.

	For the Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Research and development	$995	$855	$789	$141	16%	$66	8%
Stock-based compensation	244	227	210	17	7	17	8
Total expenses	$1,239	$1,082	$999	$157	15	$82	8
% of Total revenues	21%	21%	22%
Research and development expenses increased in 2014 compared to 2013. The increases were primarily due to growth in cash-based employee-related expenses of $125 and increases in stock-based compensation of $17, driven by incremental growth in headcount, both organic and through acquisitions. Equipment and depreciation expenses increased by $27 in 2014. The increase in 2014 was partially offset by a decrease of $15 in research and development expenses related to Pivotal.
Research and development expenses increased in 2013 compared to 2012 primarily due to growth in cash-based employee-related expenses of $85, which was primarily driven by planned incremental growth in headcount. Additionally, contractor costs, stock-based compensation expense and equipment and depreciation expenses also increased by $48 during 2013 compared to the prior year. The increases in expenses were partially offset by a decrease of $59 of research and development expenses related to Pivotal.

Sales and Marketing Expenses
Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches. Sales commissions are generally earned and expensed when a firm order is received from the customer. Sales and marketing expenses also include the net impact from the expenses incurred and fees generated by certain marketing initiatives, such as our annual VMworld U.S. and VMworld Europe conferences.

	For the Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Sales and marketing	$1,969	$1,671	$1,495	$298	18%	$177	12%
Stock-based compensation	172	144	150	29	20	(7)	(5)
Total expenses	$2,141	$1,815	$1,645	$327	18	$170	10
% of Total revenues	35%	35%	36%
Sales and marketing expenses increased in 2014 compared to 2013 primarily driven by growth in cash-based employee-related expenses of $240 and an increase in stock-based compensation expense of $29 due to incremental growth in headcount, both organic and through acquisitions. Costs incurred for travel and marketing programs also increased by $48 in 2014 compared 2013. The increase in expenses in 2014 was partially offset by a decrease of $10 in sales and marketing expenses related to Pivotal.
Sales and marketing expenses increased in 2013 compared to 2012 primarily due to growth in cash-based employee-related expenses of $174, including, incremental growth in headcount and by higher commission expense due to increased sales volumes. To a lesser extent, costs incurred for marketing programs also contributed to the increase of expense in 2013, compared to prior year. The increases in expenses in 2013 were partially offset by a decrease of $44 of sales and marketing expenses related to Pivotal.
General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.

	For the Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
General and administrative	$626	$363	$320	$263	72%	$43	14%
Stock-based compensation	69	56	48	12	22	9	18
Total expenses	$695	$419	$368	$276	66	$52	14
% of Total revenues	12%	8%	8%
General and administrative expenses increased in 2014 compared to 2013. We have made and will continue to make installment payments to certain key employees of AirWatch subject to the achievement of specified future employment conditions. We recognized compensation expense of $141 in 2014 relating to these installment payments. Other cash-based employee-related expenses increased by $52 in 2014 due to incremental growth in headcount, both organic and through acquisitions. Costs of $11 related to certain litigation and other contingencies, and amounts for IT development costs and stock-based compensation expense further contributed to the increase in expenses in 2014 compared to 2013.
General and administrative expenses increased in 2013 compared to 2012 due to incremental growth in headcount resulting in an increase of $19 in cash-based employee-related expenses. The increase in 2013 compared to 2012 was also due to an increase in charitable donations, stock-based compensation expense and contractor expenses.

Realignment Charges

	For the Year Ended
	December 31,
	2014	2013	$ Change	% Change
Realignment charges	$16	$62	$(47)	(75)%
Stock-based compensation	—	6	(6)	(100)
Total expenses	$16	$68	$(53)	(77)
During the second half of 2014, we eliminated approximately 180 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $16 of realignment charges was recognized in 2014 on the consolidated statements of income, which consisted of workforce reduction charges. As of December 31, 2014, $8 remained in accrued expenses and other on the consolidated balance sheets and is expected to be paid during 2015.
Realignment charges in 2013 were incurred in connection with the realignment plan we initiated in January 2013. The plan included the elimination of approximately 710 positions and personnel across all major functional groups and geographies. The total cash and non-cash charges for workforce reductions of $54 and costs primarily associated with asset impairments of $14 were recorded on the consolidated statements of income in 2013. The realignment plan was completed by the end of December 31, 2013.
Interest Expense with EMC
Interest expense with EMC of $24 in 2014, representing an increase of $21 compared to 2013 primarily as a result of the additional debt that we obtained from EMC in connection with the AirWatch acquisition and the change of interest rate from 90-day LIBOR plus 55 basis points to a fixed rate of 1.75%. Refer to “Our Relationship with EMC” discussion below for further information.
Other Income (Expense), Net

	For the Year Ended December 31,			2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	$ Change	$ Change
Other income (expense), net	$7	$28	$(1)	$(21)	$29
Other income (expense), net in 2013 was primarily due to the recognition of a pre-tax gain of $44 as a result of exiting certain lines of business under our business realignment plan. Partially offsetting this gain was an other-than-temporary impairment charge of $13 that we recognized in connection with a strategic investment.
Income Tax Provision
Our annual effective income tax rate was 15.5%, 11.6% and 16.5% for 2014, 2013, and 2012, respectively. Our effective rate in 2014 is higher than 2013 primarily due to the fact that the 2013 effective tax rate includes the benefit of the federal research tax credit for both 2013 and 2012, whereas the 2014 effective tax rate only includes the benefit of the federal research tax credit for 2014. Our annual effective tax rate in 2012 does not include any benefit from the federal research tax credit.
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our foreign earnings are primarily earned by our subsidiaries organized in Ireland, and as such, our annual effective tax rate can be significantly impacted by the mix of our earnings in the U.S. and foreign jurisdictions.
During October 2014, Ireland announced revisions to its tax regulations that will require income earned by our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax regulations in Ireland beginning in 2021. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our non-U.S. operations and no provision for U.S. taxes has been provided with respect to such income. As of December 31, 2014 and 2013, the undistributed earnings of our non-U.S. subsidiaries were approximately $3,594 and $2,830, respectively. Our intent is to indefinitely reinvest our non-U.S. funds in our foreign operations, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. At this time, it is not practicable to estimate the amount of tax that may be payable if we were to repatriate these earnings.
We are included in the EMC consolidated group for U.S. federal income tax purposes, and expect to continue to be included in such consolidated group for periods in which EMC owns at least 80% of the total voting power and value of our combined outstanding Class A and Class B common stock as calculated for U.S. federal income tax purposes. The percentage of voting power and value calculated for U.S. federal income tax purposes may differ from the percentage of outstanding shares beneficially owned by EMC due to the greater voting power of our Class B common stock as compared to our Class A common stock and other factors. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Should EMC’s ownership fall below 80% of the total voting power or value of our outstanding stock in any period, then we would no longer be included in the EMC consolidated group for U.S. federal income tax purposes, and our U.S. federal income tax would be reported separately from that of the EMC consolidated group.
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
The EMC consolidated group is routinely under audit by the Internal Revenue Service (the “IRS”). All U.S. federal income tax matters have been concluded for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012. The current federal income tax audit is ongoing, and it is not expected to be completed until 2015.
We also have income tax audits in progress in numerous state and local jurisdictions. In our international jurisdictions that comprise a significant portion of our operations, the years that may be examined vary, with the earliest year being 2008. In our most significant international jurisdiction, Ireland, the open tax years begin as of 2010. Based on the timing and outcome of examinations of our international subsidiaries, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that within the next 12 months total unrecognized tax benefits could be potentially reduced by approximately $14. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business, regulations, or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations and shifts in the amount of earnings in the U.S. compared with other regions in the world as well as the expiration of statute of limitations and settlements of audits.
Our Relationship with EMC
As of December 31, 2014, EMC owned 43,025,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 79.9% of our total outstanding shares of common stock and 97.2% of the combined voting power of our outstanding common stock.
The information provided below includes a summary of the transactions entered into with EMC and EMC’s consolidated subsidiaries (collectively “EMC”), including VCE Company LLC (“VCE”) from the date EMC acquired its controlling interest in VCE through December 31, 2014.
Transactions with EMC
We and EMC engage in the following ongoing intercompany transactions, which resulted in revenues and receipts and unearned revenues for us:

•	Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC’s products and sells them to end users.

•	EMC purchases products and services from us for internal use.

•	We recognize revenues for professional services based upon such contractual agreements with EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and EMC pays us for services that we provide to EMC in connection with such projects.

•	Pursuant to an ongoing distribution agreement, we act as the selling agent for certain products and services in exchange for a customary agency fee.

•	We recognize revenues for various transition services provided to Pivotal. Support costs incurred by us are reimbursed to us and are recorded as a reduction to the costs incurred by us.

Information about our revenues and receipts and unearned revenues from such arrangements with EMC for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Revenues and Receipts from EMC			Unearned Revenues from EMC
	For the Year Ended December 31,			As of December 31,
	2014	2013	2012	2014	2013
Reseller revenues	$205	$141	$141	$290	$188
Professional services revenues	85	72	82	9	12
Internal-use revenues	21	32	9	18	20
Collaborative technology project receipts	—	7	7	n/a	n/a
Agency fee revenues	5	5	—	—	—
Reimbursement for transition services	2	12	—	n/a	n/a
We and EMC engage in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services for internal use from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

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

•	We incur interest expense on our notes payable with EMC.
Information about our costs from such arrangements with EMC for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	For the Year Ended December 31,
	2014	2013	2012
Purchases and leases of products and purchases of services	$71	$63	$42
Collaborative technology project costs	12	13	n/a
EMC subsidiary support and administrative costs	137	128	106
Interest expense on notes payable	24	4	5
In the fourth quarter of 2013, we and EMC modified an existing technology licensing arrangement. Pursuant to the modified arrangement, we received certain rights to developed technology for a lump-sum payment of $26, which was included in amounts due to related parties, net on the consolidated balance sheets as of December 31, 2013. The license of technology was accounted for as a transaction by entities under common control. Accordingly, an intangible asset of $2 was recognized and was derived by allocating the value ascribed to the licensed technology based upon the relative fair market values of the technology to each party. The difference between the asset recorded and the consideration due was primarily recognized as a reduction in capital from EMC on the statements of stockholders’ equity. In addition to the license of the technology, we will pay EMC for support and for development collaboration. These amounts are included in collaborative technology project costs in the table above.
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which we have an ownership interest, and as an executive officer of EMC. Both Paul Maritz and Pat Gelsinger retain certain of their respective equity awards that they held as of September 1, 2012 and Mr. Gelsinger continues to vest in certain of his EMC awards. Stock-based compensation related to Pat Gelsinger’s EMC awards are being recognized in our consolidated statements of income over the awards’ remaining requisite service periods. Effective since September 1, 2012, stock-based compensation costs related to Paul Maritz’s VMware awards have been charged to EMC and have not been recognized by us.
Due To/From Related Parties, Net
As a result of the related-party transactions with EMC described above, amounts due to and from related parties, net as of December 31, 2014 and December 31, 2013 consisted of the following:

	As of December 31,
	2014	2013
Due to EMC	$(76)	$(114)
Due from EMC	125	96
Due (to) from related parties, net	$49	$(18)

Income tax payable due to EMC	$(40)	$(22)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC. Refer to Note K to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Notes Payable to EMC
In connection with our acquisition of AirWatch, we and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. The total debt of $1,500 includes $450 that was exchanged for the $450 promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 due May 1, 2018, $550 due May 1, 2020 and $270 due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the years ended December 31, 2014, 2013 and 2012, $24, $4 and $5, respectively, of interest expense was recognized.
Pivotal
During 2013, we transferred certain assets and liabilities to Pivotal. We contributed certain assets, including intellectual property, to Pivotal, and Pivotal assumed substantially all liabilities related to certain VMware Cloud Application Platform products and services, including VMware’s Cloud Foundry, VMware vFabric (including Spring and GemFire) and Cetas organizations, except for certain tangible assets related to Cloud Foundry. During the year ended December 31, 2013, we transferred approximately 415 of our employees to Pivotal. In addition, we and Pivotal entered into an agreement pursuant to which we will act as the selling agent for products and services we contributed to Pivotal in exchange for a fee. We also agreed to provide various transition services to Pivotal. As of December 31, 2014, our ownership interest in Pivotal was 28%, however, the investment carried by us had a cost basis of zero.
Liquidity and Capital Resources
At December 31, 2014 and 2013, we held cash, cash equivalents and short-term investments as follows:

	December 31,
	2014	2013
Cash and cash equivalents	$2,071	$2,305
Short-term investments	5,004	3,870
Total cash, cash equivalents and short-term investments	$7,075	$6,175
As of December 31, 2014, we held a diversified portfolio of money market funds and fixed income securities totaling $5,004. Our fixed income securities are denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of December 31, 2014, our total cash, cash equivalents and short-term investments were $7,075, of which $4,968 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on the related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We expect that cash generated by operations will be our primary source of liquidity. We also believe that existing cash and cash equivalents, together with any cash generated from operations will be sufficient to meet normal operating requirements for at least the next twelve months. While we believe our existing cash and cash equivalents and cash to be generated by operations will be sufficient to meet our normal operating requirements, our overall level of cash needs may be impacted by the number and size of acquisitions, investments and stock repurchases. On January 21, 2014, in connection with our agreement to acquire AirWatch, we and EMC entered into a note exchange agreement providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. Please refer to “Notes Payable to EMC” below for further details regarding these promissory notes. Should we require additional liquidity, we may seek to arrange debt financing or enter into credit facilities.
Our cash flows summarized for the years ended 2014, 2013 and 2012 were as follows:

	For the Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$2,180	$2,535	$1,897
Investing activities	(2,785)	(1,472)	(2,035)
Financing activities	371	(367)	(209)
Net (decrease) increase in cash and cash equivalents	$(234)	$696	$(347)
Operating Activities
Cash provided by operating activities decreased by $356 in 2014 from 2013, mainly as a result of decreased profitability due to an increase in headcount related expenses driven by the AirWatch acquisition, including installment payments made to certain key employees of AirWatch. The decrease was also driven by the change in income taxes payable as a result of tax payments made to EMC under the tax sharing agreement. Under the tax sharing agreement, we are obligated to pay EMC an amount equal to the tax expense generated by us that EMC may recognize in a given year on its consolidated tax return and EMC is obligated to pay us an amount equal to any tax benefit generated by us. In 2014, we paid $150 to EMC under the tax sharing agreement, but in 2013 we benefited from the net receipt of $24. While we expect sales and related cash collections to increase in 2015, we expect installment payments of approximately $185 to certain key employees of AirWatch as well as higher tax payments to offset the benefit from increased sales. Additionally, even if currency exchange rates stabilize, our cash flows from operations are still expected to be negatively impacted, primarily due to an unfavorable foreign exchange impact on our non-U.S. dollar cash collections.
Cash provided by operating activities increased by $638 in 2013 from 2012 primarily driven by increased profitability as a result of strong sales volumes. The increase was also driven by the change in accounts receivable due to increased cash collections.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is also impacted by the timing of purchases, sales and maturities of our available-for-sale securities.
Cash used in investing activities increased in 2014 compared to 2013 primarily due to increases in purchases of available-for-sale securities partially offset by increases in sales of available-for-sale securities. Additionally, cash used in investing activities increased significantly in 2014 compared to 2013 primarily as a result of our acquisition of AirWatch during the first quarter of 2014. The increase in restricted cash during in 2014 compared to 2013 primarily relates to amounts due to certain AirWatch employees, subject to achievement of certain employment conditions.
Cash used for business acquisitions during 2013 compared to 2012 was significantly lower as a result of our acquisition of Nicira, Inc., which occurred in 2012.
Financing Activities
Net cash provided by financing activities in 2014 changed compared to net cash used in financing activities in 2013 primarily as a result of the notes payable exchange agreement we entered into with EMC in connection with our acquisition of AirWatch. The proceeds from the notes payable exchange agreement with EMC were partially offset by an increase in the repurchase of our common stock in 2014.

Net cash used in financing activities during 2013 increased compared to 2012 primarily as a result of the decrease in excess tax benefits from stock-based compensation and a decrease in proceeds from issuance of common stock. These decreases were primarily due to changes in the market value of our stock and the number of equity awards exercised, sold or vested.
Notes Payable to EMC
As of December 31, 2014, $1,500 remained outstanding on notes payable to EMC, with interest payable quarterly in arrears.
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
Stock Repurchase Program
From time to time, we repurchase stock pursuant to open authorized stock repurchase programs in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time that we feel additional purchases are not warranted. All shares repurchased under our stock repurchase programs are retired. During the year ended December 31, 2014, we repurchased 7,641,742 shares for an aggregate purchase price of $700. As of December 31, 2014, the cumulative authorized amount remaining for repurchase under an authorized program was $960. Refer to Note M to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
On January 27, 2015, our Board of Directors authorized the repurchase of up to an additional one billion dollars of our Class A common stock through the end of 2017. Refer to Note M to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion. We are increasing our share buyback goal compared to recent years, and as a result, we expect to repurchase at least one billion dollars of our Class A common stock in 2015.
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
Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable to EMC(1)	$1,500	$—	$—	$680	$820
Operating leases(2)	898	81	132	83	602
Purchase obligations	95	47	48	—	—
Other obligations(3)	49	8	16	10	15
Sub-Total	2,542	136	196	773	1,437
Uncertain tax positions(4)	206
Total	$2,748

(1)	See “Liquidity and Capital Resources” for a discussion of the $1,500 notes payable we entered into with EMC on January 21, 2014, in connection with our agreement to acquire AirWatch.

(2)	Our operating leases are primarily for facility space and land.

(3)	Consisting of various contractual agreements, which include commitments on the lease for our Washington data center facility and asset retirement obligations.

(4)
As of December 31, 2014, we had $206 of non-current net unrecognized tax benefits. The timing of future payments relating to these obligations are highly uncertain. Given this uncertainty, unrecognized tax benefits as of December 31, 2014 could be reduced by approximately $14 in the next 12 months, as a result of tax audit resolutions. Refer to “Income Tax Provision” for a discussion of such tax audits.

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
Revenue Recognition
We derive revenues primarily from licensing our software under perpetual licenses, related software maintenance, training, technical support consulting services, and hosted services. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been provided, the sales price is fixed or determinable, and collectibility is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues recognized.
We enter into multiple-element revenue arrangements in which a customer may purchase a combination of software, maintenance and support, training, consulting services, and hosted services. If a product or service included in a software-related multiple-element arrangement has not been delivered, and is not considered essential to the functionality of the delivered products or services, we must determine the fair value of each undelivered product or service using vendor-specific objective evidence (“VSOE”). Absent VSOE, revenues are deferred until VSOE of fair value exists for each of the undelivered products or services, or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenues that we report in a particular period.
VSOE of fair value for an undelivered element is generally based on historical stand-alone sales to third parties. In limited instances, for an offering that is not yet sold, VSOE is the price established by management if it is probable that the price will not change when introduced to the marketplace. In determining VSOE of fair value, we require that the selling prices for a product or service fall within a reasonable pricing range. For multiple-element arrangements that contain software and non-software elements, we allocate revenues to software or software-related elements as a group and any non-software elements separately based on relative selling prices using the selling price hierarchy. The relative selling price for each deliverable is determined using VSOE, if it exists, or third-party evidence (“TPE”) of selling price. TPE of fair value is based on evaluation of prices charged for competitor products or services sold to similarly situated customers. As our offerings contain significant proprietary technology and provide different features and functionality, comparable prices of similar products typically cannot be obtained and relied upon. If neither VSOE nor TPE of selling price exist for a deliverable, best estimate of selling price (“BESP”) is used for that deliverable. We use BESP in allocation of arrangement consideration. We determine BESP by considering our overall pricing objectives and practices across different sales channels.
In the event we publicly announce specific features or functionalities, entitlements or the release number of a software upgrade that has not been made available, and customers will receive that upgrade as part of a current software maintenance contract, a specified upgrade is deemed created. As a result of the specified upgrade which we do not have VSOE of fair value, revenues are deferred on qualifying purchases that include the current version of the product subject to the announcement until delivery of the upgrade.
Multiple-element arrangements may be bundled with a commitment to deliver a product that has not yet been made available. Revenues specific to these arrangements is deferred until all product obligations have been fulfilled.
Professional services include design, implementation and training. Professional services are not considered essential to the functionality of our products because services do not alter the product capabilities and may be performed by customers or other vendors. Revenues from professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis assuming all other revenue recognition criteria are met. Revenues for professional services engagements billed on a time and materials basis are recognized as the hours are incurred. Revenues on all other professional services engagements are recognized upon completion.
Rebates
We offer rebates to certain channel partners, which are recognized as a reduction to revenues or unearned revenues. Rebates based on actual partner sales are recognized as a reduction of revenues as the underlying revenues are recognized. Rebates earned based upon partner achievement of cumulative level of sales are recognized as a reduction of revenues proportionally for each sale that is required to achieve the target.
The estimated reserves for channel rebates and sales incentives are based on channel partners’ actual performance against the terms and conditions of the programs, historical trends and the value of the rebates. The accuracy of these reserves for these rebates and sales incentives depends on our ability to estimate these items and could have a significant impact on the timing and amount of revenues we report.
Returns
With limited exceptions, our return policy does not allow product returns for a refund. We estimate future returns at the time of sale and record as a reduction to revenues or unearned revenues. Our estimate is based on historical return rates and the accuracy of these reserves depends on our ability to estimate sales returns among other criteria. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenues that we report in a particular period. Returns have not been material to date.
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
We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by federal, state and foreign tax authorities, which may result in proposed assessments. As part of the EMC consolidated group, and separately, we are subject to the periodic examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. The assumptions and judgments we have used in estimating our tax liabilities are reasonable, however, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
We are subject to tax in the U.S., and in multiple non-U.S. tax jurisdictions. Our U.S. liquidity needs are currently satisfied using cash flows generated from our U.S. operations, borrowings, or both. We also utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed. Currently, we do not provide U.S. income taxes on undistributed earnings of our non-U.S. subsidiaries. These undistributed earnings are considered permanently reinvested outside the U.S. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any non-U.S. income taxes paid on these earnings.
Our deferred tax assets reflect our estimates of the amount and category of future taxable income, such as income from operations, capital gains and also consider other key factors that might restrict our ability to realize the deferred tax assets. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate.
Business Combinations
We allocate the purchase price of acquirees to the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred over the net amounts of the identifiable tangible and intangible assets acquired and the liabilities assumed at the acquisition date.
The allocation of the purchase price requires us to make significant estimates and assumptions, including fair value estimates, to determine the fair value of assets acquired and liabilities assumed and the related useful lives of the acquired assets, when applicable, as of the acquisition date. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from sales, maintenance agreements and acquired developed technologies;

•
the acquired company’s trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in the combined company’s product portfolio;

•	discount rates used to determine the present value of estimated future cash flows.
These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. Additionally, unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
New Accounting Pronouncements
During May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Upon adoption, entities will be required to recognize the amount of revenue that they expect to be entitled to for the transfer of promised goods or services to their customers. The updated standard is effective for us in the first quarter of 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted.

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
Although approximately 70% of our sales are denominated in the U.S. dollar, we also invoice and collect in the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi in their respective regions. As a result, a portion of our total revenues are affected by changes in the value of the U.S. dollar against these currencies. Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those currencies in which we also invoice and collect. Revenues resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign exchange rate fluctuations which can affect our operating income. As exchange rates vary, operating results may differ materially from expectations. We calculate the foreign currency impact on our revenues and operating expenses as the difference between amounts translated at current exchange rates and the same amounts translated at prior-period exchange rates.
To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, principally foreign currency forward contracts, as described below.
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, we enter into foreign currency forward contracts. We typically enter into cash flow hedges annually with maturities of 12 months or less. As of December 31, 2014 and 2013, we had foreign currency forward contracts to purchase approximately $240 million and $82 million, respectively, in foreign currency. The fair value of these forward contracts was immaterial as of December 31, 2014 and 2013.
Foreign Currency Forward Contracts Not Designated as Hedges. We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Our foreign currency forward contracts are traded on a monthly basis with a typical contractual term of one month. As of December 31, 2014 and 2013, we had outstanding forward contracts with a total notional value of $697 million and $498 million, respectively. The fair value of these forward contracts was immaterial as of December 31, 2014 and 2013.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss of $85 million in fair value of our foreign currency forward contracts as of December 31, 2014. This sensitivity analysis disregards any offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not, and do not intend to use derivative financial instruments for speculative purposes. Refer to Note G to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Interest Rate Risk
Fixed Income Securities
Our fixed income investment portfolio is denominated in U.S. dollars and consists of various holdings, types, and maturities.
Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical increases in interest rates of 50 basis points and 100 basis points would have decreased the fair value of our fixed income investment portfolio as of December 31, 2014 by $33 million and $66 million, respectively. Hypothetical decreases in interest rates of 50 basis points and 100 basis points would have increased the fair value of our fixed income investment portfolio as of December 31, 2014 by $31 million and $55 million, respectively. This sensitivity analysis assumes a parallel shift of all interest rates; however, interest rates do not always move in such a manner and actual results may differ materially. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. These instruments are not leveraged and we do not intend to use them for speculative purposes. Refer to Notes E and F to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VMware, Inc.
Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of VMware, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VMware, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California
February 26, 2015

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Revenues:
License	$2,591	$2,270	$2,087
Services	3,444	2,937	2,518
Total revenues	6,035	5,207	4,605
Operating expenses (1):
Cost of license revenues	192	210	237
Cost of services revenues	725	520	484
Research and development	1,239	1,082	999
Sales and marketing	2,141	1,815	1,645
General and administrative	695	419	368
Realignment charges	16	68	—
Operating income	1,027	1,093	872
Investment income	38	30	27
Interest expense with EMC	(24)	(4)	(5)
Other income (expense), net	7	28	(1)
Income before income taxes	1,048	1,147	893
Income tax provision	162	133	147
Net income	$886	$1,014	$746
Net income per weighted-average share, basic for Class A and Class B	$2.06	$2.36	$1.75
Net income per weighted-average share, diluted for Class A and Class B	$2.04	$2.34	$1.72
Weighted-average shares, basic for Class A and Class B	430,355	429,093	426,658
Weighted-average shares, diluted for Class A and Class B	434,513	433,415	433,974
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$2	$2	$2
Cost of services revenues	42	29	28
Research and development	244	227	210
Sales and marketing	172	144	150
General and administrative	69	56	48
Realignment charges	—	6	—
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$886	$1,014	$746
Other comprehensive income:
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $0, $0, and $3	(1)	—	5
Reclassification of (gains) realized during the period, net of taxes of $(2), $(1), and $0	(3)	(2)	—
Net change in market value of available-for-sale securities	(4)	(2)	5
Changes in market value of effective foreign currency forward exchange contracts:
Unrealized (losses), net of $0 taxes for all periods	(1)	—	—
Net change in market value of effective foreign currency forward exchange contracts	(1)	—	—
Total other comprehensive income (loss)	(5)	(2)	5
Total comprehensive income, net of taxes	$881	$1,012	$751
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,071	$2,305
Short-term investments	5,004	3,870
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,520	1,220
Due from related parties, net	49	—
Deferred tax assets	248	190
Other current assets	238	96
Total current assets	9,130	7,681
Property and equipment, net	1,035	845
Other assets, net	174	107
Deferred tax assets	165	60
Intangible assets, net	748	607
Goodwill	3,964	3,027
Total assets	$15,216	$12,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203	$109
Accrued expenses and other	811	608
Due to related parties, net	—	18
Unearned revenues	2,982	2,558
Total current liabilities	3,996	3,293
Notes payable to EMC	1,500	450
Unearned revenues	1,851	1,534
Other liabilities	283	234
Total liabilities	7,630	5,511
Commitments and Contingencies (refer to Note L)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 129,359 and 130,349 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	3,380	3,496
Accumulated other comprehensive income (loss)	(1)	4
Retained earnings	4,198	3,312
Total VMware, Inc.’s stockholders’ equity	7,581	6,816
Non-controlling interests	5	—
Total stockholders’ equity	7,586	6,816
Total liabilities and stockholders’ equity	$15,216	$12,327
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$886	$1,014	$746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345	337	355
Stock-based compensation	529	454	426
Excess tax benefits from stock-based compensation	(36)	(70)	(138)
Deferred income taxes, net	(128)	56	(74)
Non-cash realignment charges	—	15	—
Gain on disposition of certain lines of business and other, net	—	(31)	—
Gain on sales of strategic investments	(6)	—	—
Other	(1)	7	2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(267)	(71)	(268)
Other assets	(70)	(59)	(112)
Due to/from related parties, net	(46)	60	6
Accounts payable	69	30	24
Accrued expenses	135	1	22
Income taxes receivable from EMC	—	17	19
Income taxes payable	77	19	138
Unearned revenues	693	756	751
Net cash provided by operating activities	2,180	2,535	1,897
Investing activities:
Additions to property and equipment	(352)	(345)	(234)
Purchases of available-for-sale securities	(3,937)	(3,181)	(3,189)
Sales of available-for-sale securities	2,076	1,599	1,880
Maturities of available-for-sale securities	717	717	902
Proceeds from disposition of certain lines of business	—	37	—
Purchases of strategic investments	(52)	(8)	(51)
Sales of strategic investments	11	—	—
Business acquisitions, net of cash acquired	(1,159)	(289)	(1,344)
Decrease (increase) in restricted cash	(78)	(3)	1
Other investing	(11)	1	—
Net cash used in investing activities	(2,785)	(1,472)	(2,035)
Financing activities:
Proceeds from issuance of common stock	164	197	253
Proceeds from issuance of notes payable to EMC	1,050	—	—
Reduction in capital from EMC	(24)	—	—
Proceeds from non-controlling interests	7	—	—
Repurchase of common stock	(700)	(508)	(467)
Excess tax benefits from stock-based compensation	36	70	138
Shares repurchased for tax withholdings on vesting of restricted stock	(162)	(126)	(133)
Net cash provided by (used in) financing activities	371	(367)	(209)
Net increase (decrease) in cash and cash equivalents	(234)	696	(347)
Cash and cash equivalents at beginning of the period	2,305	1,609	1,956
Cash and cash equivalents at end of the period	$2,071	$2,305	$1,609
Supplemental disclosures of cash flow information:
Cash paid for interest	$27	$6	$7
Cash paid for taxes, net	215	35	56
Non-cash items:
Changes in capital additions, accrued but not paid	$19	$(16)	$37
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	7	—	2
Fair value of stock-based awards assumed in acquisition	24	—	17
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interests	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2012	125	$1	300	$3	$3,213	$1,552	$1	$—	$4,770
Proceeds from issuance of common stock	7	—	—	—	253	—	—	—	253
Issuance of stock-based awards in acquisition	—	—	—	—	17	—	—	—	17
Repurchase and retirement of common stock	(5)	—	—	—	(467)	—	—	—	(467)
Issuance of restricted stock, net of cancellations	4	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(136)	—	—	—	(136)
Stock-based compensation	—	—	—	—	420	—	—	—	420
Excess tax benefits from stock-based compensation	—	—	—	—	136	—	—	—	136
Amount due from tax sharing arrangement	—	—	—	—	(4)	—	—	—	(4)
Total other comprehensive income	—	—	—	—	—	—	5	—	5
Net income	—	—	—	—	—	746	—	—	746
Balance, December 31, 2012	129	1	300	3	3,432	2,298	6	—	5,740
Proceeds from issuance of common stock	6	—	—	—	197	—	—	—	197
Repurchase and retirement of common stock	(7)	—	—	—	(508)	—	—	—	(508)
Issuance of restricted stock, net of cancellations	4	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(126)	—	—	—	(126)
Stock-based compensation	—	—	—	—	436	—	—	—	436
Excess tax benefits from stock-based compensation	—	—	—	—	48	—	—	—	48
Amount due from tax sharing arrangement	—	—	—	—	(3)	—	—	—	(3)
Total other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Reduction in capital from EMC	—	—	—	—	(22)	—	—	—	(22)
Contribution to Pivotal	—	—	—	—	17	—	—	—	17
Reclassification of liability-classified awards to equity stock-based compensation	—	—	—	—	25	—	—	—	25
Net income	—	—	—	—	—	1,014	—	—	1,014
Balance, December 31, 2013	130	1	300	3	3,496	3,312	4	—	6,816
Proceeds from issuance of common stock	4	—	—	—	164	—	—	—	164
Issuance of stock-based awards in acquisition	—	—	—	—	24	—	—	—	24
Repurchase and retirement of common stock	(8)	—	—	—	(700)	—	—	—	(700)
Issuance of restricted stock, net of cancellations	5	—	—	—	1	—	—	—	1
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(162)	—	—	—	(162)
Stock-based compensation	—	—	—	—	516	—	—	—	516
Excess tax benefits from stock-based compensation	—	—	—	—	32	—	—	—	32
Amount due from tax sharing arrangement	—	—	—	—	(12)	—	—	—	(12)
Total other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Activities with non-controlling interests	—	—	—	—	—	—	—	5	5
Reclassification of liability-classified awards to equity stock-based compensation	—	—	—	—	21	—	—	—	21
Net income	—	—	—	—	—	886	—	—	886
Balance, December 31, 2014	129	$1	300	$3	$3,380	$4,198	$(1)	$5	$7,586
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial reporting.
VMware was incorporated as a Delaware corporation in 1998, was acquired by EMC Corporation (“EMC”) in 2004 and conducted its initial public offering of VMware’s Class A common stock in August 2007. As of December 31, 2014, EMC held approximately 79.9% of VMware’s outstanding common stock and 97.2% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements.
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
Principles of Consolidation
The consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. Non-controlling interests are presented as a separate component within total stockholders’ equity and represent the equity and cumulative pro-rata share of the results of operations attributable to the non-controlling interests. Net earnings attributable to the non-controlling interests are eliminated within other income (expense), net in the consolidated statements of income and are not presented separately as they were not material for the periods presented. All intercompany transaction and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with EMC and its subsidiaries are generally settled in cash and are classified on the statements of cash flows based upon the nature of the underlying transaction.
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
Revenue Recognition
VMware derives revenues primarily from licensing software under perpetual licenses, related software maintenance, training, technical support, consulting services, and hosted services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been provided, the sales price is fixed or determinable, and collectibility is probable.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

License Revenues
VMware licenses most of its software through distributors, resellers, system vendors, systems integrators and through its direct sales force. VMware recognizes revenues from the sale of its software licenses upon shipment and provided all other revenue recognition criteria have been met. VMware also offers certain of its customers access to its software on a pay-as-you-go model. Revenue from these offerings is generally recognized based upon the customer's reported usage. When software license arrangements are offered with new products that become available on a when-and-if-available basis, revenue associated with these arrangements are recognized ratably over the subscription period.
For software sold by system vendors that is bundled with their hardware, unless the Company has a separate license agreement which governs the transaction, revenue is recognized in arrears upon the receipt of royalty reports.
Services Revenues
VMware’s services revenues generally consist of software maintenance, training, technical support, consulting services, and hosted services. Software maintenance and technical support offerings entitle customers to receive major and minor product upgrades on a when-and-if-available basis and technical support. Revenues from software maintenance and technical support offerings are generally recognized ratably over the contract period.
Professional services include design, implementation and training. Professional services are not considered essential to the functionality of VMware’s products as these services do not alter the product capabilities and may be performed by customers or other vendors. Revenues from professional services engagements performed for a fixed fee, for which the Company is able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis assuming all other revenue recognition criteria are met. Revenues from professional services engagements invoiced on a time and materials basis are recognized as the hours are incurred. Revenues from all other professional services are recognized upon completion.
VMware’s hosted services consist of certain software offerings sold as a service without the customer’s ability to take possession of the software over the subscription term. These arrangements are offered to VMware’s customers over a specified period of time and revenue is recognized ratably over the subscription term commencing upon delivery of the service. Hosted services are also provided on a consumption basis with revenues recognized commensurate with customer’s usage of the related services.
Rebates Reserves
Rebates are offered to certain channel partners, which are recognized as a reduction to revenues or unearned revenues. Rebates based on actual partner sales are recognized as a reduction of revenue as the underlying revenue is recognized. Rebates earned based upon partner achievement of cumulative level of sales are recognized as a reduction of revenues proportionally for each sale that is required to achieve the target.
VMware participates in marketing development programs with certain channel partners wherein VMware reimburses its partners for expenses incurred by them under the terms of the programs. VMware recognizes these costs incurred associated with the marketing development funds as a reduction of revenues concurrent with the recognition of the underlying revenues based upon the maximum potential liability. The difference between the maximum potential liability recognized and the actual amount paid out has not been material to date.
Returns Reserves
With limited exceptions, VMware’s return policy does not allow product returns for a refund. VMware estimates and records reserves for product returns at the time of sale based on historical return rates. Amounts are recorded as a reduction to revenues or unearned revenues. Returns have not been material to date.
Multiple-Element Arrangements
VMware enters into multiple-element revenue arrangements in which a customer may purchase a combination of software, maintenance and support, training, consulting services, and hosted services. For multiple-element arrangements with software elements, VMware allocates and defers revenue for the undelivered elements based on fair value using vendor-specific objective evidence (“VSOE”) and applies the residual method to allocate the remaining fee to the delivered products and services. If a product or service included in a software-related multiple-element arrangement has not been delivered, and is not considered essential to the functionality of the delivered products or services, VMware must determine the fair value of each undelivered product or service using VSOE. Absent VSOE, revenue is deferred until VSOE of fair value exists for each of the undelivered products or services, or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenues that VMware reports in a particular period.
VSOE of fair value for an undelivered element is based on historical stand-alone sales to third parties. In limited instances, for an offering that is not yet sold, VSOE is the price established by management if it is probable that the price will not change when introduced to the marketplace. In determining VSOE of fair value, VMware requires that the selling prices for a product or service fall within a reasonable pricing range. VMware has established VSOE for its software maintenance and technical support services, consulting services and training.
For multiple-element arrangements that contain software and non-software elements, VMware allocates revenue to software or software-related elements as a group and any non-software elements separately based on relative selling prices using the selling price hierarchy. The relative selling price for each deliverable is determined using VSOE, if it exists, or third-party evidence (“TPE”) of selling price. TPE of fair value is based on evaluation of prices charged for competitor products or services sold to similarly situated customers. As VMware’s offerings contain significant proprietary technology and provide different features and functionality, comparable prices of similar products typically cannot be obtained and relied upon.
If neither VSOE nor TPE of selling price exists for a deliverable, VMware uses its best estimate of selling price (“BESP”) for that deliverable. The objective of BESP is to determine the price at which VMware would transact a sale if the product or service were sold on a stand-alone basis. VMware determines BESP by considering its overall pricing objectives and practices across different sales channels and geographies, market conditions, and historical sales. VMware uses BESP in the allocation of arrangement consideration. Once value is allocated to software or software-related elements as a group, revenue is then recognized when the relevant revenue recognition criteria are met.
In the event VMware publicly announces specific features or functionalities, entitlements or the release number of a software upgrade that has not been made available, and customers will receive that upgrade as part of a current software maintenance contract, a specified upgrade is deemed created. As a result of the specified upgrade which VMware does not have VSOE of fair value, revenue is deferred on qualifying purchases that include the current version of the product subject to the announcement until delivery of the upgrade.
Multiple element arrangements may be bundled with a commitment to deliver a product that has not yet been made available. Revenue specific to these arrangements is deferred until all product obligations have been fulfilled. In addition, revenue specific to arrangements that include subscription software products and professional services are deferred until the professional service obligations have been fulfilled.
Unearned revenues substantially consist of payments received in advance of revenue recognition for products and services described above. Refer to Note J for further information.
Foreign Currency Remeasurement
The U.S. dollar is the functional currency of VMware’s foreign subsidiaries. VMware records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange gains and losses in other income (expense), net in the consolidated statements of income. These gains and losses are net of those recognized on foreign currency forward contracts that VMware enters into to mitigate its exposure to foreign currency fluctuations. Net losses were $8 million and $3 million during the years ended December 31, 2014 and 2013, respectively. Net gains during the year ended December 31, 2012 were immaterial.
Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash
VMware invests primarily in money market funds, highly liquid debt instruments of the U.S. government and its agencies, municipal obligations, and U.S. and foreign corporate debt securities. All highly liquid investments with maturities of 90 days or less from date of purchase are classified as cash equivalents and all highly liquid investments with maturities of greater than 90 days from date of purchase as short-term investments. Short-term investments are classified as available-for-sale. VMware may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions and strategic investments. Consequently, VMware may or may not hold securities with stated maturities greater than twelve months until maturity.
VMware carries its fixed income investments at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains or losses are included in the consolidated statements of income. Gains and losses on the sale of fixed income securities issued by the same issuer and of the same type are determined using the first-in first-out (“FIFO”) method. When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included in the consolidated statements of income.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash balances that are restricted pursuant to the terms of various agreements are classified as restricted cash and included in other current assets and other assets, net in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013 the total amount of VMware’s restricted cash was $95 million and $13 million, respectively. As of December 31, 2014, $75 million of the restricted cash related to the acquisition of AirWatch LLC and amounts held in escrow to be paid in future periods. Refer to Note B for further information.
As of December 31, 2014, VMware’s total cash, cash equivalents and short-term investments were $7,075 million, of which $4,968 million was held outside the U.S.
Allowance for Doubtful Accounts
VMware maintains an allowance for doubtful accounts for estimated losses on uncollectible accounts receivable. The allowance for doubtful accounts considers such factors as creditworthiness of VMware’s customers, historical experience, the age of the receivable, and current economic conditions.
Property and Equipment, Net
Property and equipment, net is recorded at cost. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful life of the assets, as follows:

Buildings	Term of underlying land lease
Land improvements	15 years
Furniture and fixtures	5 years
Equipment	3 to 5 years
Software	2 to 3 years
Leasehold improvements	20 years, not to exceed the term of the underlying lease
Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in the consolidated statements of income. Repair and maintenance costs that do not extend the economic life of the underlying assets are expensed as incurred.
Internal-Use Software Development Costs
Costs associated with internal-use software systems during the application development stage are capitalized. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point when the project is substantially complete and is ready for its intended purpose. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets.
Research and Development and Capitalized Software Development Costs
Research and development costs primarily consist of personnel and related overhead costs associated with the research and development of VMware’s product software and service offerings and are expensed as incurred. Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility for the product has been established and ending when the product is available for general release. Following a change in VMware’s go-to-market strategy in late 2011, the length of time between achieving technological feasibility and general release to customers significantly decreased. During the years presented, software development costs incurred for products during the time period between reaching technological feasibility and general release were not material and accordingly were expensed as incurred.
No amortization expense was recorded during the year ended December 31, 2014, as all previously capitalized software development costs had been fully amortized as of December 31, 2013. Amortization expense from capitalized amounts was $34 million and $71 million for the years ended December 31, 2013 and 2012, respectively. Amortization expense is included in cost of license revenues on the consolidated statements of income.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware uses significant estimates and assumptions, including fair value estimates, to determine the fair value of assets acquired and liabilities assumed and the related useful lives of the acquired assets, when applicable, as of the acquisition date. When those estimates are provisional, VMware refines them as necessary during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which VMware may gather and analyze the necessary information about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively, if material. All other adjustments are recorded to the consolidated statements of income.
Businesses acquired from EMC are accounted for as a business combination between entities under common control. VMware includes the results of operations of the acquired businesses under common control, if material, in the period of acquisition as if it had occurred at the beginning of the period and also retrospectively adjusts the financial statement information presented for prior years to reflect the business as if it had been acquired at the beginning of the financial period presented. VMware recognizes the net assets under common control at EMC’s carrying values as of the date of the transfer and records the difference between the carrying value and the cash consideration as an equity transaction.
Costs to effect an acquisition are recorded in general and administrative expenses on the consolidated statements of income as the expenses are incurred.
Purchased Intangible Assets and Goodwill
Goodwill is evaluated for impairment during the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. VMware elected to perform a quantitative assessment of goodwill with respect to its one reporting unit. In doing so, VMware compared the enterprise fair value to the carrying amount of the reporting unit, including goodwill. VMware concluded that, to date, there have been no impairments of goodwill.
Purchased intangible assets with finite lives are amortized over their estimated useful lives. VMware reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Derivative Instruments and Hedging Activities
Derivative instruments are measured at fair value and reported as current assets and current liabilities on the consolidated balance sheets, as applicable.
In order to manage VMware’s exposure to foreign currency fluctuations, VMware enters into foreign currency forward contracts to hedge a portion of VMware’s net outstanding monetary asset and liability positions. These foreign currency forward contracts are generally entered into on a monthly basis, with a typical contractual term of 1 month. These forward contracts are not designated as hedging instruments under applicable accounting guidance and therefore are adjusted to fair value through other income (expense), net on the consolidated statements of income.
Additionally, VMware enters into foreign currency forward contracts which it designates as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain foreign currencies. These forward contracts are entered into annually, have maturities of 12 months or less, and are adjusted to fair value through accumulated other comprehensive income, net of tax, on the consolidated balance sheets. When the underlying expense transaction occurs, the gains or losses on the forward contract are subsequently reclassified from accumulated other comprehensive income to the related operating expense line item on the consolidated statements of income.
The Company does not, and does not intend to, use derivative financial instruments for speculative purposes. Refer to Note G for further information.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $29 million, $27 million and $37 million in the years ended December 31, 2014, 2013 and 2012, respectively.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

provisions in the year in which the credits arise. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
VMware does not provide for a U.S. income tax liability on undistributed earnings of VMware’s non-U.S. subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in foreign operations or will be remitted substantially free of additional tax. If these overseas funds are needed for its operations in the U.S., VMware would be required to accrue and pay U.S. taxes on related undistributed earnings to repatriate these funds. However, VMware’s intent is to indefinitely reinvest its non-U.S. earnings in its foreign operations and VMware’s current plans do not demonstrate a need to repatriate them to fund its U.S. operations. At this time, it is not practicable to estimate the amount of tax that may be payable if VMware were to repatriate these funds.
The difference between the income taxes payable or receivable that is calculated on a separate return basis and the amount actually paid to or received from EMC pursuant to VMware’s tax sharing agreement is presented as a component of additional paid-in capital. Refer to Note K to the consolidated financial statements for further information.
Net Income Per Share
Basic net income per share is calculated using the weighted-average number of shares of VMware’s common stock outstanding during the period. Diluted net income per share is calculated using the weighted-average number of common shares, including the dilutive effect of equity awards as determined under the treasury stock method. VMware has two classes of common stock, Class A and Class B common stock. For purposes of calculating net income per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted net income per share are the same for both classes.
Concentrations of Risks
Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash on deposit with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash, cash equivalents and short-term investments primarily in money market funds and fixed income securities and limits the amount of investment with any single issuer and any single financial institution. VMware holds a diversified portfolio of money market funds and fixed income securities, which primarily consist of various highly liquid debt instruments of the U.S. government and its agencies, municipal obligations, and U.S. and foreign corporate debt securities. VMware’s fixed income investment portfolio is denominated in U.S. dollars and consists of securities with various maturities.
VMware manages counterparty risk through adequate diversification of the investment portfolio among various financial institutions and by entering into derivative contracts with financial institutions that are of high credit quality.
VMware provides credit to its customers, including distributors, OEMs, resellers, and end-user customers, in the normal course of business. To reduce credit risk, the Company performs periodic credit evaluations, which consider the customer’s payment history and financial stability. Additionally, VMware does not recognize revenues or unearned revenues to the extent a customer’s outstanding balance exceeds its credit limit.
As of December 31, 2014, two distributors accounted for 19% and 13% of VMware’s accounts receivable balance. As of December 31, 2013, three distributors accounted for 18%, 15% and 11% of VMware’s accounts receivable balance.
One distributor accounted for 15% of revenues in each of the years ended December 31, 2014, 2013 and 2012, and another distributor accounted for 13%, 12% and 12% of revenues in the years ended December 31, 2014, 2013 and 2012, respectively. A third distributor accounted for 11% of revenues in each of the years ended December 31, 2014 and 2013, respectively.
Accounting for Stock-Based Compensation
The Black-Scholes option-pricing model is used to determine the fair value of VMware’s stock option awards and 2007 Employee Stock Purchase Plan (the “ESPP”) shares. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected term and risk-free interest rates. These assumptions reflect the Company’s best estimates, but these items involve uncertainties based on market and other conditions outside of the Company’s control. VMware restricted stock unit awards, including performance stock unit (“PSU”) awards, are valued based on the Company’s stock price on the date of grant. For those awards expected to vest, which only contain a service vesting feature, compensation cost is recognized on a straight-line basis over the awards’ requisite service periods. Liability-classified awards are recorded at fair value at each reporting period and are included in accrued expenses and other on the consolidated balance sheets.
PSU awards will vest if certain employee-specific or VMware-designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into VMware’s Class A common stock at a defined ratio

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the PSUs’ requisite service periods. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded in the statements of income and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period.
New Accounting Pronouncement
During May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Upon adoption, entities will be required to recognize the amount of revenue that they expect to be entitled to for the transfer of promised goods or services to their customers. The updated standard is effective for the Company in the first quarter of 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted.
The Company has not selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
B. Business Combinations, Joint Venture, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
Fiscal Year 2014
Acquisition of AirWatch LLC
On February 24, 2014, VMware acquired for cash all of the outstanding membership units of A.W.S. Holding, LLC (“AirWatch Holding”), the sole member and equity holder of AirWatch LLC (“AirWatch”). AirWatch is a leader in enterprise mobile management and security solutions. VMware acquired AirWatch to expand VMware’s solutions within the enterprise mobile management and security space. The total purchase price of $1,128 million included cash of $1,104 million and the fair value of assumed unvested equity attributed to pre-combination services totaling $24 million.
Merger consideration totaling $300 million, including $75 million being held in escrow, is payable to certain employees of AirWatch subject to specified future employment conditions and will be recognized as expense over the requisite service period on a straight-line basis. Compensation expense of $141 million was recognized during the year ended December 31, 2014.
VMware assumed all of AirWatch’s unvested stock options and restricted stock outstanding at the completion of the acquisition with an estimated fair value of $134 million. Of the total fair value, $24 million was allocated to the purchase price and $110 million was allocated to future services and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. Pursuant to the purchase agreement, AirWatch’s outstanding stock awards were converted into shares of VMware’s common stock at the conversion ratio of 0.4. The assumed unvested options converted into 1.4 million stock options to purchase VMware Class A common stock. The assumed unvested restricted stock converted into an immaterial number of shares of restricted VMware Class A common stock.
The following table summarizes the allocation of the consideration to the fair value of the assets acquired and liabilities assumed (table in millions):

Cash	$36
Other current assets	61
Intangible assets	250
Goodwill	868
Other acquired assets	30
Total assets acquired	1,245
Unearned revenues	(45)
Other assumed liabilities	(72)
Total liabilities assumed	(117)
Fair value of assets acquired and liabilities assumed	$1,128

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Management believes that the goodwill represents the synergies expected from combining the technologies of VMware with those of AirWatch. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on management’s estimates and assumptions.
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
The following pro forma financial information summarizes the combined net income for VMware and AirWatch, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined at the beginning of the Company’s fiscal year 2013. The amount of revenue from AirWatch was not considered material, and as such, has not been included in the unaudited pro forma financial information disclosure below.
Supplemental information on an unaudited pro forma basis, as if AirWatch had been acquired on January 1, 2013, is presented as follows (table in millions):

	For the Year Ended December 31,

	2014	2013
Pro forma adjusted net income	$849	$781
Pro forma adjustments primarily include compensation expense for certain key employees subject to specified future employment conditions, intangible amortization, stock-based compensation and related tax effects.
Other 2014 Business Combinations
During the year ended December 31, 2014, VMware completed three business combinations in addition to AirWatch, which were not material to VMware’s consolidated financial statements, either individually or in the aggregate. On August 20, 2014, VMware acquired CloudVolumes, Inc. (“CloudVolumes”), a provider of real-time application delivery technology that enables enterprises to deliver native applications to virtualized environments on-demand. Additionally, in the fourth quarter of 2014, VMware completed two other immaterial business combinations. The aggregate purchase price for these three acquisitions was $91 million, net of cash acquired. The preliminary purchase price primarily included $19 million of identifiable intangible assets and approximately $73 million of goodwill. Of the goodwill acquired, $28 million is expected to be deductible for income tax purposes.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fiscal Year 2013
During the year ended December 31, 2013, VMware completed two business combinations. On October 10, 2013, VMware acquired Desktone, Inc. (“Desktone”), a provider of desktop-as-a-service for delivering Windows desktops and applications as a cloud service. On February 15, 2013, VMware acquired Virsto Software (“Virsto”), a provider of software that optimizes storage performance and utilization in virtual environments.
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
As of December 31, 2013, $9 million of the $10 million in IPR&D shown in the table above was completed and transferred to purchased technology with a weighted-average life of 5 years. The remaining IPR&D was completed and transferred to purchased technology during the year ended December 31, 2014.
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
The aggregate consideration was $1,100 million, net of cash acquired, including cash of $1,083 million and the fair value of assumed equity attributed to pre-combination services of $17 million. VMware assumed all of Nicira’s unvested stock options and restricted stock outstanding at the completion of the acquisition. The fair value of the assumed equity awards for post-combination services was $152 million and was not included in the consideration transferred. The $152 million is being recognized over the awards’ remaining requisite service periods, which extend through the first half of 2016.
In accordance with the merger agreement, the assumed unvested stock options converted into 1 million stock options to purchase VMware Class A common stock. The weighted-average acquisition-date fair value of the stock options was

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determined using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) market price of $92.21 per share, which was the closing price of VMware’s Class A common stock on the acquisition date; (ii) expected term of 2.7 years; (iii) risk-free interest rate of 0.3%; (iv) annualized volatility of 35.7%; and (v) no dividend yield. The weighted-average acquisition-date fair value per share of the assumed stock options was $88.39. The assumed restricted stock converted into 1 million shares of restricted VMware Class A common stock. The fair value of the restricted stock was based on the acquisition-date closing price of $92.21 per share for VMware’s Class A common stock.
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
The following table summarizes the fair value of the intangible assets acquired by VMware in conjunction with the Nicira acquisition (amounts in table in millions):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	7	$266
Trademarks and tradenames	10	20
IPR&D		49
Total intangible assets acquired, net, excluding goodwill		$335
As of December 31, 2012, the $49 million of IPR&D shown in the table above was completed and transferred to purchased technology with a weighted-average life of 8 years.
Supplemental information on an unaudited pro forma basis, as if Nicira had been acquired on January 1, 2011, is presented as follows (table in millions, except per share amounts):

For the Year Ended December 31, 2012
Pro forma adjusted total revenue	$4,607
Pro forma adjusted net income	687
Pro forma adjusted net income per weighted-average share, diluted for Class A and Class B	$1.58
Pro forma adjustments primarily include intangible amortization, stock-based compensation and related tax effects.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other 2012 Business Combinations
During the year ended December 31, 2012, VMware completed five business combinations in addition to Nicira, which were not material to VMware’s consolidated financial statements, either individually or in the aggregate. The aggregate consideration for these five acquisitions was $261 million, net of cash acquired. The following table summarizes the allocation of the consideration to the fair value of the intangible assets acquired and net liabilities assumed (table in millions):

Intangible assets	$88
Goodwill	187
Total intangible assets acquired	275
Deferred tax liabilities, net	(8)
Other assumed liabilities, net of other acquired assets	(6)
Total net liabilities assumed	(14)
Fair value of intangible assets acquired and net liabilities assumed	$261
Of the goodwill acquired, $15 million is deductible for income tax purposes.
Joint Venture
During the year ended December 31, 2014, VMware established a joint venture intended to expand VMware vCloud Air services (formerly vCloud Hybrid Service) in Japan. Cash contributions of $8 million and $7 million were made by VMware and the non-controlling interests, respectively, in proportion to their respective ownership interests. At December 31, 2014, VMware had a controlling interest in the joint venture and approximately 51% of the ownership. Accordingly, VMware consolidated the financial results of the joint venture. The share of the earnings in the joint venture attributable to the non-controlling interests was not material during the year ended December 31, 2014.
Definite-Lived Intangible Assets, Net
The following table summarizes the changes in the carrying amount of definite-lived intangible assets for the years ended December 31, 2014 and 2013 (table in millions):

	December 31,
	2014	2013
Balance, beginning of the year	$607	$732
Additions to intangible assets related to business combinations	278	62
Disposition of certain business activities (Refer to Note C)	—	(54)
Contribution to Pivotal (Refer to Note N)	—	(28)
Amortization Expense	(141)	(107)
Other adjustments	4	2
Balance, end of the year	$748	$607

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2014, definite-lived intangible assets consisted of the following (amounts in table in millions):

	December 31, 2014
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$699	$(252)	$447
Leasehold interest	34.9	149	(15)	134
Customer relationships and customer lists	8.2	157	(53)	104
Trademarks and tradenames	8.6	61	(9)	52
Other	2.7	18	(7)	11
Total definite-lived intangible assets		$1,084	$(336)	$748
As of December 31, 2013, definite-lived intangible assets consisted of the following (amounts in table in millions):

	December 31, 2013
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$580	$(163)	$417
Leasehold interest	34.9	145	(11)	134
Customer relationships and customer lists	8.7	75	(37)	38
Trademarks and tradenames	9.1	24	(7)	17
IPR&D		1	—	1
Total definite-lived intangible assets		$825	$(218)	$607
During the years ended December 31, 2014, 2013 and 2012, amortization expense was $141 million, $107 million and $96 million, respectively.
Based on intangible assets recorded as of December 31, 2014 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in millions):

2015	$143
2016	126
2017	119
2018	107
2019	86
Thereafter	167
Total	$748

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 (table in millions):

	December 31,
	2014	2013
Balance, beginning of the year	$3,027	$2,848
Increase in goodwill related to business combinations	941	233
Contribution to Pivotal (see Note N)	—	(28)
Reduction related to disposition of certain business activities	—	(4)
Deferred tax adjustments to purchase price allocations on acquisitions	(4)	(20)
Other adjustments to purchase price allocations on acquisitions	—	(2)
Balance, end of the year	$3,964	$3,027
The deferred tax adjustments relate to the finalization of the fair value estimates for certain acquisitions.
C. Realignment Charges
During the second half of 2014, VMware eliminated approximately 180 positions across all major functional groups and geographies to streamline its operations. As a result of these actions, $16 million of realignment charges was recognized during the year ended December 31, 2014 on the consolidated statements of income, which consisted of workforce reduction charges. As of December 31, 2014, $8 million remained in accrued expenses and other on the consolidated balance sheets and is expected to be paid during 2015.
During January 2013, VMware approved and initiated a business realignment plan to streamline its operations. The realignment plan included the elimination of approximately 710 positions and personnel across all major functional groups and geographies. During the year ended December 31, 2013, $68 million of realignment charges were recorded on the consolidated statements of income, which consisted of workforce reduction charges and asset impairments. As of December 31, 2013, the plan had been completed.
The following table summarizes the activity for the accrued realignment charges for the years ended December 31, 2014 and 2013 (table in millions):

	For the Year Ended December 31, 2014
	Balance as of January 1, 2014	Realignment Charges	Utilization	Balance as of December 31, 2014	Non-Cash Portion of Utilization
Workforce reductions	$—	$18	$(10)	$8	$—
Asset impairments, exit of facilities and other exit costs	3	(2)	(1)	—	—
Total	$3	$16	$(11)	$8	$—

	For the Year Ended December 31, 2013
	Balance as of January 1, 2013	Realignment Charges	Utilization	Balance as of December 31, 2013	Non-Cash Portion of Utilization
Workforce reductions	$—	$54	$(54)	$—	$(6)
Asset impairments, exit of facilities and other exit costs	—	14	(11)	3	(9)
Total	$—	$68	$(65)	$3	$(15)
Other Related Activities
In connection with VMware’s 2013 business realignment plan, VMware recognized a cumulative pre-tax gain of $44 million during the year ended December 31, 2013 relating to the disposition of certain business activities that were no

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

longer aligned with VMware’s core business priorities. The gain recognized in connection with these dispositions were recorded to other income (expense), net on the consolidated statements of income for the year ended December 31, 2013.
D. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, stock options and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.
The following table sets forth the computations of basic and diluted net income per share during the years ended December 31, 2014, 2013 and 2012 (net income in millions, shares in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Net income	$886	$1,014	$746
Weighted-average shares, basic for Class A and Class B	430,355	429,093	426,658
Effect of dilutive securities	4,158	4,322	7,316
Weighted-average shares, diluted for Class A and Class B	434,513	433,415	433,974
Net income per weighted-average share, basic for Class A and Class B	$2.06	$2.36	$1.75
Net income per weighted-average share, diluted for Class A and Class B	$2.04	$2.34	$1.72
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the years ended December 31, 2014, 2013 and 2012, because their effect would have been anti-dilutive (shares in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Anti-dilutive securities:
Employee stock options	1,440	1,023	388
Restricted stock units	16	167	2,338
Total	1,456	1,190	2,726

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and short-term investments as of December 31, 2014 and 2013 consisted of the following (tables in millions):

	December 31, 2014
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$885	$—	$—	$885
Cash equivalents:
Money-market funds	1,130	—	—	1,130
U.S. and foreign corporate debt securities	54	—	—	54
Foreign governments and multi-national agency obligations	2	—	—	2
Total cash equivalents	1,186	—	—	1,186
Short-term investments:
U.S. Government and agency obligations	542	—	—	542
U.S. and foreign corporate debt securities	3,236	3	(5)	3,234
Foreign governments and multi-national agency obligations	23	—	—	23
Municipal obligations	930	2	—	932
Asset-backed securities	53	—	—	53
Mortgage-backed securities	221	—	(1)	220
Total short-term investments	5,005	5	(6)	5,004
Total cash, cash equivalents and short-term investments	$7,076	$5	$(6)	$7,075

	December 31, 2013
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$483	$—	$—	$483
Cash equivalents:
Money-market funds	1,808	—	—	1,808
U.S. and foreign corporate debt securities	12	—	—	12
Municipal obligations	2	—	—	2
Total cash equivalents	1,822	—	—	1,822
Short-term investments:
U.S. Government and agency obligations	537	—	—	537
U.S. and foreign corporate debt securities	2,351	6	(3)	2,354
Foreign governments and multi-national agency obligations	37	—	—	37
Municipal obligations	811	3	—	814
Mortgage-backed securities	129	—	(1)	128
Total short-term investments	3,865	9	(4)	3,870
Total cash, cash equivalents and short-term investments	$6,170	$9	$(4)	$6,175
Refer to Note F for further information regarding the fair value of VMware’s cash equivalents and short-term investments.
VMware evaluated its fixed income investments as of December 31, 2014 and 2013 to determine whether or not any security had experienced an other-than-temporary decline in fair value. As of December 31, 2014 and 2013, VMware did not

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consider any of its fixed income investments to be other-than-temporarily impaired. The realized gains and realized losses on fixed income investments during the years ended December 31, 2014 and 2013 were not material.
Unrealized losses on cash equivalents and short-term investments as of December 31, 2014 and 2013, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in millions):

	December 31, 2014		December 31, 2013
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$1,964	$(5)	$750	$(3)
Mortgage-backed securities	107	(1)	91	(1)
Total	$2,071	$(6)	$841	$(4)
As of December 31, 2014 and 2013, unrealized losses on cash equivalents and short-term investments in other investment categories, which have been in a net loss position for less than twelve months, were not material. Unrealized losses on cash equivalents and short-term investments, which have been in a net loss position for twelve months or greater, were not material as of December 31, 2014 and 2013.
Contractual Maturities
The contractual maturities of cash equivalents and short-term investments held at December 31, 2014 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,594	$2,594
Due after 1 year through 5 years	3,361	3,360
Due after 5 years	236	236
Total cash equivalents and short-term investments	$6,191	$6,190
F. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:
•Level 1 - Quoted prices in active markets for identical assets or liabilities

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are noted active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Most of VMware’s fixed income securities are classified as Level 2, with the exception of some of the U.S government and agency obligations which are classified as Level 1. At December 31, 2014 and 2013, the majority of VMware’s Level 2 securities were priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. VMware’s procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
Additionally, VMware’s Level 2 classification includes foreign currency forward contracts and notes payable to EMC as the valuation inputs for these are based upon quoted prices, quoted pricing intervals from public data sources, observable market data and discounted cash flow techniques. The fair value of the foreign currency forward contracts was not material for any period presented. As of December 31, 2014, the fair value of the notes payable to EMC approximated its carrying value due to the minimal change in the interest rate between December 31, 2014 and the date the notes were entered into. As such, the notes payable to EMC are excluded from the fair value table below.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of December 31, 2014 and 2013, and there have been no transfers between fair value measurement levels during the years ended December 31, 2014 and 2013.
The following tables set forth the fair value hierarchy of VMware’s money-market funds and available-for-sale securities, including those securities classified within cash equivalents on the consolidated balance sheets, that were required to be measured at fair value as of December 31, 2014 and 2013 (tables in millions):

	December 31, 2014
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,130	$—	$1,130
U.S. and foreign corporate debt securities	—	54	54
Foreign governments and multi-national agency obligations	—	2	2
Total cash equivalents	1,130	56	1,186
Short-term investments:
U.S. Government and agency obligations	353	189	542
U.S. and foreign corporate debt securities	—	3,234	3,234
Foreign governments and multi-national agency obligations	—	23	23
Municipal obligations	—	932	932
Asset-backed securities	—	53	53
Mortgage-backed securities	—	220	220
Total short-term investments	353	4,651	5,004
Total cash equivalents and short-term investments	$1,483	$4,707	$6,190

	December 31, 2013
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,808	$—	$1,808
U.S. and foreign corporate debt securities	—	12	12
Municipal obligations	—	2	2
Total cash equivalents	1,808	14	1,822
Short-term investments:
U.S. Government and agency obligations	385	152	537
U.S. and foreign corporate debt securities	—	2,354	2,354
Foreign governments and multi-national agency obligations	—	37	37
Municipal obligations	—	814	814
Mortgage-backed securities	—	128	128
Total short-term investments	385	3,485	3,870
Total cash equivalents and short-term investments	$2,193	$3,499	$5,692
Beginning in 2014, VMware offers a deferred compensation plan for eligible employees that allows participants to defer payment for part or all of their compensation. VMware’s results of operations are not significantly affected by this plan since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above table. Assets and liabilities associated with this plan were approximately $8 million as of December 31, 2014, and are included in other assets, net and other liabilities on the consolidated balance sheets.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
The carrying value of VMware’s strategic investments were accounted for under the cost method. VMware evaluated the strategic investments in its portfolio to assess whether any of its strategic investments were other-than-temporarily impaired. VMware uses Level 3 inputs as part of its impairment analysis, including, pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance. The estimated fair value of these investments is considered in VMware’s impairment review if any events or changes in circumstances occur that might have a significant adverse effect on their value. During the year ended December 31, 2013, VMware recognized an other-than-temporary impairment charge of $13 million in other income (expense), net on the consolidated statements of income for a non-recoverable strategic investment. Strategic investments are included in other assets, net on the consolidated balance sheets. The carrying value of VMware’s strategic investments was $110 million and $63 million as of December 31, 2014 and 2013, respectively.
G. Derivatives and Hedging Activities
VMware conducts business on a global basis in multiple foreign currencies, subjecting the Company to foreign currency risk. To mitigate this risk, VMware utilizes hedging contracts as described below, which potentially expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. VMware manages counterparty risk by seeking counterparties of high credit quality, by monitoring credit ratings and credit spreads of, and other relevant public information about its counterparties. VMware does not, and does not intend to, use derivative instruments for speculative purposes.
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into foreign currency forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income on the consolidated balance sheets and is subsequently reclassified to the related operating expense line item in the consolidated statements of income in the same period that the underlying expenses are incurred. During the years ended December 31, 2014, 2013 and 2012, the effective portion of gains or losses reclassified to the consolidated statements of income was not material. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the consolidated statements of income as incurred.
VMware enters into forward contracts annually, which have maturities of 12 months or less. As of December 31, 2014 and 2013, VMware had foreign currency forward contracts designated as cash flow hedges with a total notional value of $240 million and $82 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was immaterial as of December 31, 2014 and 2013 and therefore excluded from the fair value tables above. During the years ended December 31, 2014 and 2013, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges
VMware has established a program that utilizes foreign currency forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net in the consolidated statements of income.
VMware enters into foreign currency forward contracts on a monthly basis, which have a typical contractual term of one month. As of December 31, 2014 and 2013, VMware had outstanding forward contracts with a total notional value of $697 million and $498 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was immaterial as of December 31, 2014 and 2013 and therefore excluded from the fair value tables above.
During the year ended December 31, 2014, VMware recognized a gain of $48 million relating to the settlement of foreign currency forward contracts. During the years ended December 31, 2013 and 2012, VMware recognized losses of $4 million and $10 million, respectively. Gains and losses relating to the settlement of foreign contracts are recorded in other income (expense), net in the consolidated statements of income.
The combined gains and losses derived from the settlement of foreign forward contracts and the underlying foreign-currency denominated assets and liabilities resulted in a net loss of $9 million, $4 million and $2 million during the years ended

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014, 2013 and 2012, respectively. Net gains and losses are recorded in other income (expense), net in the consolidated statements of income.
H. Property and Equipment, Net
Property and equipment, net, as of December 31, 2014 and 2013 consisted of the following (table in millions):

	December 31,
	2014	2013
Equipment and software	$974	$752
Buildings and improvements	753	584
Furniture and fixtures	92	77
Construction in progress	25	120
Total property and equipment	1,844	1,533
Accumulated depreciation	(809)	(688)
Total property and equipment, net	$1,035	$845
Depreciation expense was $190 million, $141 million and $131 million during the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2013, construction in progress primarily represented buildings and site improvements related to VMware’s Palo Alto campus expansion that had not yet been placed into service. As of December 31, 2014, this construction was substantially completed.
I. Accrued Expenses and Other
Accrued expenses and other as of December 31, 2014 and 2013 consisted of the following (table in millions):

	December 31,
	2014	2013
Salaries, commissions, bonuses, and benefits	$374	$303
Accrued partner liabilities	148	135
Other	289	170
Total	$811	$608
Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.
J. Unearned Revenues
Unearned revenues as of December 31, 2014 and 2013 consisted of the following (table in millions):

	December 31,
	2014	2013
Unearned license revenues	$488	$465
Unearned software maintenance revenues	3,905	3,304
Unearned professional services revenues	440	323
Total unearned revenues	$4,833	$4,092
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

software maintenance element of the arrangement does not exist. Total unearned license revenues may vary over periods for a variety of factors, including the type and level of promotions offered, and the timing of when the products are delivered upon general availability.
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at December 31, 2014 was approximately 2 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
K. Income Taxes
The domestic and foreign components of income before provisions for income taxes were as follows (table in millions):

	For the Year Ended December 31,
	2014	2013	2012
Domestic	$174	$160	$177
International	874	987	716
Total	$1,048	$1,147	$893
VMware’s provision for income taxes consisted of the following (table in millions):

	For the Year Ended December 31,
	2014	2013	2012
Federal:
Current	$188	$1	$161
Deferred	(116)	57	(71)
	72	58	90
State:
Current	15	2	13
Deferred	(12)	6	(7)
	3	8	6
Foreign:
Current	87	72	44
Deferred	—	(5)	7
	87	67	51
Total provision for income taxes	$162	$133	$147
A reconciliation of VMware’s income tax rate to the statutory federal tax rate is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Statutory federal tax rate	35%	35%	35%
State taxes, net of federal benefit	1%	1%	1%
Tax rate differential for international jurisdictions	(21)%	(22)%	(22)%
U.S. tax credits(1)	(3)%	(7)%	—%
Permanent items and other	4%	5%	3%
Effective tax rate	16%	12%	17%

(1)
Amounts presented for 2013 include the federal research tax credit for 2012 as the credit was enacted retroactively through December 31, 2013, and passed by the United States Congress during January 2013.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities are recognized for future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (table in millions):

	December 31,
	2014	2013
Deferred tax assets:
Unearned revenue	$296	$224
Accruals and other	67	45
Stock-based compensation	90	68
Tax credit and net operating loss carryforwards	138	119
Other non-current assets	9	14
Basis difference in investment in business	20	20
Net deferred tax assets	620	490
Valuation allowance	(106)	(94)
Total deferred tax assets	514	396
Deferred tax liabilities:
Property, plant and equipment, net	(93)	(70)
Intangibles and other assets, net	(8)	(76)
Total deferred tax liabilities	(101)	(146)
Total deferred tax assets, net	$413	$250
VMware has U.S. federal net operating loss carryforwards of $127 million from acquisitions made since 2007. These operating loss carryforwards expire at different periods through 2033. Portions of these carryforwards are subject to annual limitations. VMware expects to be able to fully use these net operating losses against future income. Also, resulting from acquisitions since 2007, VMware has state net operating loss carryforwards of $168 million expiring at different periods through 2034.
VMware has California research and development credit carryforwards for income tax purposes of approximately $79 million, that can be carried over indefinitely. VMware determined that the realization of deferred tax assets relating to the state research and development tax credits and certain capital losses did not meet the more-likely-than-not threshold, and accordingly, a valuation allowance was recorded. If in the future, new evidence supports the realization of the deferred tax assets related to the state research and development tax credits or capital losses, the valuation allowance will be reversed and a tax benefit will be recorded accordingly.
VMware has non-U.S. operating losses of $3 million resulting from a non-U.S. acquisition in 2012. These net operating losses have an unlimited carryforward period. VMware expects to be able to fully use these net operating losses against future non-U.S. income. VMware has non-U.S. tax credits of approximately $1 million. U.S. income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries of approximately $3,594 million and $2,830 million at December 31, 2014 and 2013, respectively, because such earnings are considered to be reinvested indefinitely outside of the U.S., or will be remitted substantially free of additional tax. VMware’s rate of taxation in non-U.S. jurisdictions is lower than the U.S. tax rate. VMware’s international income is primarily earned by VMware’s subsidiaries in Ireland, where the statutory tax rate is 12.5%. Recent developments in non-U.S. tax jurisdictions and unfavorable changes in non-U.S. tax laws and regulations could have an adverse effect on VMware’s annual effective tax rate if earnings are lower than anticipated in countries where the statutory tax rates are lower than the U.S. federal tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware’s foreign operations and no provision for U.S. taxes has been provided with respect to such income. At this time, it is not practicable to estimate the amount of tax that may be payable if VMware were to repatriate these earnings.
Although VMware files a consolidated federal tax return with EMC, the income tax provision is calculated primarily as though VMware were a separate taxpayer. However, certain transactions that VMware and EMC are parties to are assessed using consolidated tax return rules.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to the tax sharing agreement, VMware has made payments to EMC and EMC has made payments to VMware. The following table summarizes these payments made between VMware and EMC during the years ended December 31, 2014, 2013 and 2012 (table in millions):

	For the Year Ended December 31,
	2014	2013	2012
Payments from VMware to EMC	$150	$8	$—
Payments from EMC to VMware	—	32	19
Payments between VMware and EMC under the tax sharing agreement relate to VMware’s portion of federal income taxes on EMC’s consolidated tax return as well as the state payments for combined states. Payments from EMC to VMware relate to periods where VMware had a stand-alone loss for U.S. federal and state income tax purposes or where VMware had federal tax credits in excess of federal tax liabilities. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. In the year ended December 31, 2014, 2013 and 2012, the difference between the amount of tax calculated on a separate-return basis and the amount of tax calculated per the tax sharing agreement was recorded as a decrease in stockholders’ equity totaling $12 million, $3 million and $4 million, respectively.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties associated with unrecognized tax benefits, is as follows (table in millions):

	For the Year Ended December 31,
	2014	2013	2012
Balance, beginning of the year	$167	$158	$95
Tax positions related to current year:
Additions	32	32	12
Reductions	—	—	(4)
Tax positions related to prior years:
Additions related to acquisitions completed in 2012	—	—	60
Additions	1	—	—
Reductions	(3)	(12)	—
Settlements	(1)	(2)	—
Reductions resulting from a lapse of the statute of limitations	(2)	(8)	(4)
Foreign currency effects	(4)	(1)	(1)
Balance, end of the year	$190	$167	$158
The net unrecognized tax benefits, including interest and penalties, of $197 million as of December 31, 2014 would, if recognized, benefit VMware’s annual effective income tax rate. The $197 million of net unrecognized tax benefits were classified as a non-current liability within other liabilities on the consolidated balance sheets. VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $22 million of interest and penalties as of December 31, 2014 and $13 million of interest and penalties as of December 31, 2013 associated with unrecognized tax benefits. Income tax expense for the year ended December 31, 2014 included interest and penalties of $8 million associated with uncertain tax positions.
The EMC consolidated group is routinely under audit by the Internal Revenue Service (the “IRS”). All U.S. federal income tax matters have been concluded for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012. The current federal income tax audit is ongoing and it is not expected to be completed until 2015.
VMware also has income tax audits in progress in numerous state and local jurisdictions. In its international jurisdictions that comprise a significant portion of its operations, the years that may be examined vary, with the earliest year being 2008. In

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

its most significant international jurisdiction, Ireland, the open tax years begin as of 2010. Based on the timing and outcome of examinations of VMware’s international subsidiaries, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that within the next 12 months total unrecognized tax benefits could be potentially reduced by approximately $14 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
L. Commitments and Contingencies
Litigation
VMware and the U.S. General Services Administration (“GSA”) and the Department of Justice (“DOJ”) are in ongoing discussions regarding VMware’s government sales practices covering the period between 2006 and 2013. A total of $11 million was accrued for this matter during the second quarter of 2014 and the amount is included in accrued expenses and other in the consolidated balance sheets. VMware has continued discussions on this matter with both the GSA and DOJ. VMware believes a loss in excess of the estimated $11 million liability is currently not determinable but final resolution of the matter could be materially different from VMware's current estimate.
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has ongoing discussions with government entities on various matters. VMware accrues for a liability when a determination has been made that a loss is both probable of occurrence and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In making such judgments, VMware considers the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs are generally recognized as expense when incurred. As of December 31, 2014 and December 31, 2013, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered immaterial. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, VMware believes that the amount of any such additional loss would also be immaterial to VMware’s consolidated financial position, results of operations and cash flows.
Operating Lease and Other Contractual Commitments
VMware leases office facilities and equipment under various operating leases. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $85 million, $67 million and $62 million, respectively. VMware’s minimum future lease commitments and other contractual commitments at December 31, 2014 were as follows (table in millions):

	Future Lease Commitments	Purchase Obligations	Other Contractual Commitments (1)	Total
2015	$81	$47	$8	$136
2016	72	48	9	129
2017	60	—	7	67
2018	46	—	7	53
2019	37	—	3	40
Thereafter	602	—	15	617
Total minimum lease payments	$898	$95	$49	$1,042
(1) Consisting of various contractual agreements, which include commitments on the lease for VMware’s Washington data center facility and asset retirement obligations.
The amount of the future lease commitments after 2019 is primarily for the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in 2046. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
VMware has agreed to indemnify the directors and executive officers of VMware, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. VMware’s by-laws and charter also provide for indemnification of directors and officers of VMware and VMware subsidiaries to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. VMware also indemnifies certain employees who provide service with respect to employee benefits plans, including the members of the Administrative Committee of the VMware 401(k) Plan, and employees who serve as directors or officers of VMware’s subsidiaries.
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
M. Stockholders’ Equity
VMware Class B Common Stock Conversion Rights
Each share of Class B common stock is convertible while held by EMC or its successor-in-interest at the option of EMC or its successor-in-interest into one share of Class A common stock. If VMware’s Class B common stock is distributed to security holders of EMC in a transaction (including any distribution in exchange for shares of EMC’s or its successor-in-interest’s common stock or other securities) intended to qualify as a distribution under Section 355 of the Internal Revenue Code, or any corresponding provision of any successor statute, shares of VMware’s Class B common stock will no longer be convertible into shares of Class A common stock. Prior to any such distribution, all shares of Class B common stock will automatically be converted into shares of Class A common stock upon the transfer of such shares of Class B common stock by EMC other than to any of EMC’s successors or any of its subsidiaries (excluding VMware). If such a distribution has not occurred, each share of Class B common stock will also automatically convert at such time as the number of shares of common stock owned by EMC or its successor-in-interest falls below 20% of the outstanding shares of VMware’s common stock. Following any such distribution, VMware may submit to its stockholders a proposal to convert all outstanding shares of Class B common stock into shares of Class A common stock, provided that VMware has received a favorable private letter ruling from the Internal Revenue Service satisfactory to EMC to the effect that the conversion will not affect the intended tax treatment of the distribution. If a meeting of VMware stockholders is called for this purpose, the holders of VMware Class A common stock and VMware Class B common stock will be entitled to one vote per share and, subject to applicable law, will vote together as a single class, and neither class of common stock will be entitled to a separate class vote. All conversions will be effected on a share-for-share basis. As of December 31, 2014 and 2013, 300.0 million shares of Class A common stock were reserved for conversion.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware Equity Plan
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In May 2009, VMware amended its 2007 Plan to increase the number of shares available for issuance by 20.0 million shares for total shares available for issuance of 100.0 million. In May 2013, VMware further amended the 2007 Plan to increase the number of shares available for issuance by 13.3 million shares. The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 4.2 million shares, which accordingly have been added to the 2007 Plan reserve.
Awards under the 2007 Plan may be in the form of stock options or other stock-based awards, including awards of restricted stock units. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and then monthly thereafter over the following three years and expire between six and seven years from the date of grant. Most restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and then semi-annually thereafter. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. At December 31, 2014, there were an aggregate of 17.9 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.
VMware Stock Repurchases
On January 27, 2015, VMware’s Board of Directors authorized the repurchase of up to an additional one billion dollars of VMware’s Class A common stock through the end of 2017. Stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. The new stock repurchase authorization is in addition to VMware’s ongoing one-billion-dollar stock repurchase program, originally announced on August 6, 2014. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. VMware is not obligated to purchase any shares under its stock repurchase programs. Purchases can be discontinued at any time that VMware feels additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.
The following table summarizes stock repurchase authorizations during the years ended December 31, 2014, 2013 and 2012 (amounts in table in millions):

Authorization Date	Amount Authorized	Expiration Date	Status
August 6, 2014	$1,000	December 31, 2016	Open
August 7, 2013	700	December 31, 2015	Completed in Q4'14
November 28, 2012	250	December 31, 2014	Completed in Q4'13
February 29, 2012	600	December 31, 2013	Completed in Q2'13
As of December 31, 2014, the cumulative authorized amount remaining for repurchase was $960 million.
The following table summarizes stock repurchase activity during the years ended December 31, 2014, 2013 and 2012 (aggregate purchase price in millions, shares in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Aggregate purchase price	$700	$508	$467
Class A common shares repurchased	7,642	6,636	5,132
Weighted-average price per share	$91.61	$76.58	$91.10
The amount of repurchased shares includes commissions and is classified as a reduction to additional paid-in capital.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware Employee Stock Purchase Plan
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. In May 2013, VMware amended its ESPP to increase the number of shares available for issuance by 7.9 million shares. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year. As of December 31, 2014, 6.2 million shares of VMware Class A common stock were available for issuance under the ESPP.
The following table summarizes ESPP activity during the years ended December 31, 2014, 2013 and 2012 (cash proceeds in millions, shares in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Cash proceeds	$80	$76	$69
Class A common shares purchased	1,099	1,154	897
Weighted-average price per share	$73.21	$65.97	$77.34
As of December 31, 2014, $46 million of ESPP withholdings were recorded as a liability on the consolidated balance sheets for the next purchase that occurred during January 2015.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes option activity since January 1, 2012 for VMware and EMC stock options (shares in thousands):

	VMware Stock Options		EMC Stock Options
	Number of Shares	Weighted- Average Exercise Price (per share)	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2012	16,174	$35.27	3,628	$13.16
Options relating to employees transferred (to) from EMC	—	—	(177)	4.40
Granted	1,201	4.67	—	—
Forfeited	(644)	42.07	(36)	14.96
Expired	—	—	(11)	12.67
Exercised	(6,598)	30.44	(761)	12.35
Outstanding, December 31, 2012	10,133	34.36	2,643	15.12
Options relating to employees transferred (to) from EMC	—	—	(97)	11.87
Granted	1,434	71.53	—	—
Forfeited	(416)	36.25	(46)	16.09
Expired	(387)	105.81	(29)	12.99
Exercised	(5,009)	28.12	(775)	15.39
Outstanding, December 31, 2013	5,755	44.12	1,696	15.53
Options relating to employees transferred (to) from EMC	—	—	149	15.87
Granted	2,695	50.91	—	—
Forfeited	(220)	47.89	(2)	19.10
Expired	—	—	(9)	14.14
Exercised	(2,361)	35.58	(563)	14.37
Outstanding, December 31, 2014	5,869	50.54	1,271	16.08
The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.
Options outstanding that are exercisable and that have vested and are expected to vest as of December 31, 2014 were as follows:

	VMware Stock Options				EMC Stock Options
	Outstanding Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1) (in millions)	Outstanding Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(2) (in millions)
Exercisable, December 31, 2014	2,818	$37.40	2.09	$128	1,228	$15.84	3.81	$17
Vested and expected to vest, December 31, 2014	5,584	48.57	4.26	204	1,269	16.07	3.90	17
(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware's closing stock price of $82.52 as of December 31, 2014, which would have been received by the option holders had all in-the-money options been exercised as of that date.
(2) These aggregate intrinsic values represent the total pre-tax intrinsic values based on EMC’s adjusted closing stock price of $29.74 as of December 31, 2014, which would have been received by the option holders had all in-the-money options been exercised as of that date.
The total fair value of VMware stock options that vested during the years ended December 31, 2014, 2013 and 2012 was $64 million, $60 million and $72 million, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The options exercised during the years ended December 31, 2014, 2013 and 2012 had a pre-tax intrinsic value of $147 million, $256 million and $443 million, respectively.
Cash proceeds from the exercise of EMC stock options paid to EMC were $8 million, $11 million and $9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The pre-tax intrinsic value of EMC stock options held by VMware employees that were exercised during the years ended December 31, 2014, 2013 and 2012 were $7 million, $8 million and $11 million, respectively.
VMware Restricted Stock
VMware restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on the VMware stock price on the date of grant, and shares underlying RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain of VMware’s executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 3.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. As of December 31, 2014, the performance period for the outstanding PSU awards was concluded. The number of PSUs outstanding as of December 31, 2014 reflects the PSU awards ultimately expected to vest, subject to certain service conditions.
The following table summarizes restricted stock activity since January 1, 2012 (units in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2012	9,540	$72.74
Granted	7,832	101.73
Vested	(3,751)	69.01
Forfeited	(1,451)	81.53
Outstanding, December 31, 2012	12,170	91.93
Granted	7,391	76.20
Vested	(4,399)	83.21
Forfeited	(2,306)	90.55
Outstanding, December 31, 2013	12,856	85.85
Granted	6,189	92.82
Vested	(5,166)	86.27
Forfeited	(1,294)	88.03
Outstanding, December 31, 2014	12,585	88.88
As of December 31, 2014, the 12.6 million units outstanding included 11.9 million of RSUs and 0.6 million of PSUs. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations.
Restricted stock that is expected to vest as of December 31, 2014 was as follows:

	Number of Units (in thousands)	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Expected to vest, December 31, 2014	10,989	1.33	$907
(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware's closing stock price of $82.52 as of December 31, 2014, which would have been received by the RSU holders had the RSUs been issued as of December 31, 2014.
The total fair value of VMware RSUs, PSUs, and restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $480 million, $340 million and $347 million, respectively. As of December 31, 2014, restricted stock

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

representing 12.6 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,039 million based on VMware’s closing price as of December 31, 2014.
VMware Shares Repurchased for Tax Withholdings
During the years ended December 31, 2014, 2013 and 2012, VMware repurchased and retired or withheld 1.8 million, 1.9 million and 1.7 million shares, respectively, of Class A common stock, for $162 million, $126 million and $136 million, respectively, to cover tax withholding obligations. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were repurchased or withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the repurchased or withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.
Stock-Based Compensation
The following table summarizes the components of total stock-based compensation included in VMware’s consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 (table in millions):

	For the Year Ended December 31,
	2014	2013	2012
Cost of license revenues	$2	$2	$2
Cost of services revenues	42	29	28
Research and development	244	227	210
Sales and marketing	172	144	150
General and administrative	69	56	48
Realignment	—	6	—
Stock-based compensation	529	464	438
Income tax benefit	(157)	(136)	(132)
Total stock-based compensation, net of tax	$372	$328	$306
From time to time, VMware issues equity awards that have a guaranteed amount of value and are classified as liability awards on VMware’s consolidated balance sheets. Upon vesting, these grants will be settled in shares based upon the stock price or a trailing average stock price on a date determined by the terms of each individual award. As of December 31, 2014, there were no outstanding liability-classified awards. During the year ended December 31, 2014 and 2013, $21 million and $25 million, respectively, of liability-classified awards were reclassified to additional paid-in capital upon vesting.
As of December 31, 2014, the total unrecognized compensation cost for stock options and restricted stock was $891 million and will be recognized through 2018 with a weighted-average remaining period of 1.5 years. Stock-based compensation related to both VMware and EMC equity awards held by VMware employees is recognized on VMware’s consolidated statements of income over the awards’ requisite service periods.
Fair Value of VMware Options
The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2014, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2014	2013	2012
Dividend yield	None	None	None
Expected volatility	36.2%	38.5%	35.8%
Risk-free interest rate	0.9%	0.9%	0.3%
Expected term (in years)	3.2	3.6	2.7
Weighted-average fair value at grant date	$48.47	$29.47	$80.45

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2014	2013	2012
Dividend yield	None	None	None
Expected volatility	32.3%	32.9%	37.8%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$20.71	$20.45	$23.36
The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.
For equity awards granted during the years ended December 31, 2014, 2013 and 2012, volatility was based on an analysis of historical stock prices and implied volatilities of VMware’s Class A common stock or those of publicly-traded companies with similar characteristics, as applicable. The expected term is based on historical exercise patterns and post-vesting termination behavior, the term of the purchase period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
Accumulated Other Comprehensive Income
The changes in components of accumulated other comprehensive income during the years ended December 31, 2014 and 2013 were as follows (table in millions):

	Unrealized Gains on Available-for-Sale Securities	Loss on Cash Flow Hedges	Total
Balance, January 1, 2013	$6	$—	$6
Amounts reclassified from accumulated other comprehensive income to the consolidated statement of income, net of taxes of $(1), $0 and $(1)	(2)	—	(2)
Other comprehensive loss, net	(2)	—	(2)
Balance, December 31, 2013	4	—	4
Unrealized gain (loss), net of taxes of $0	(1)	(1)	(2)
Amounts reclassified from accumulated other comprehensive income to the consolidated statement of income, net of taxes of $(2), $0 and $(2)	(3)	—	(3)
Other comprehensive loss, net	(4)	(1)	(5)
Balance, December 31, 2014	$—	$(1)	$(1)
Gains on VMware’s available-for-sale securities are reclassified to investment income on the consolidated statements of income in the same period that they are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense line items on the consolidated statements of income during the years ended December 31, 2014 and 2013, were not material.
N. Related Parties
The information provided below includes a summary of the transactions entered into with EMC and EMC’s consolidated subsidiaries (collectively “EMC”), including VCE Company LLC (“VCE”) from the date EMC acquired its controlling interest in VCE through December 31, 2014.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Transactions with EMC
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in revenues and receipts and unearned revenues for VMware:

•	Pursuant to an ongoing reseller arrangement with EMC, EMC bundles VMware’s products and services with EMC’s products and sells them to end users.

•	EMC purchases products and services from VMware for internal use.

•	VMware recognizes revenues for professional services based upon such contractual agreements with EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and EMC pays VMware for services that VMware provides to EMC in connection with such projects.

•	Pursuant to an ongoing distribution agreement, VMware acts as the selling agent for certain products and services in exchange for a customary agency fee.

•
VMware recognizes revenues for various transition services provided to Pivotal. Support costs incurred by VMware are reimbursed to VMware and are recorded as a reduction to the costs incurred by VMware.

Information about VMware’s revenues and receipts and unearned revenues from such arrangements with EMC for the years ended December 31, 2014, 2013 and 2012 consisted of the following (table in millions):

	Revenues and Receipts from EMC			Unearned Revenues from EMC
	For the Year Ended December 31,			As of December 31,
	2014	2013	2012	2014	2013
Reseller revenues	$205	$141	$141	$290	$188
Professional services revenues	85	72	82	9	12
Internal-use revenues	21	32	9	18	20
Collaborative technology project receipts	—	7	7	n/a	n/a
Agency fee revenues	5	5	—	—	—
Reimbursement for transition services	2	12	—	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services for internal use from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware’s behalf related to these employees are passed on to VMware and VMware is charged a mark-up intended to approximate costs that would have been charged had VMware contracted for such services with an unrelated third party. These costs are included as expenses in VMware’s consolidated statements of income and primarily include salaries, benefits, travel and rent. EMC also incurs certain administrative costs on VMware’s behalf in the U.S. that are recorded as expenses in VMware’s consolidated statements of income.

•	VMware incurs interest expense on its notes payable with EMC.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information about VMware’s costs from such arrangements with EMC for the years ended December 31, 2014, 2013 and 2012 consisted of the following (table in millions):

	For the Year Ended December 31,
	2014	2013	2012
Purchases and leases of products and purchases of services	$71	$63	$42
Collaborative technology project costs	12	13	n/a
EMC subsidiary support and administrative costs	137	128	106
Interest expense on notes payable	24	4	5
In the fourth quarter of 2013, VMware and EMC modified an existing technology licensing arrangement. Pursuant to the modified arrangement, VMware received certain rights to developed technology for a lump-sum payment of $26 million, which was included in amounts due to related parties, net on the consolidated balance sheets as of December 31, 2013. The license of technology was accounted for as a transaction by entities under common control. Accordingly, an intangible asset of $2 million was recognized and was derived by allocating the value ascribed to the licensed technology based upon the relative fair market values of the technology to each party. The difference between the asset recorded and the consideration due was primarily recognized as a reduction in capital from EMC on the statements of stockholders’ equity. In addition to the license of the technology, VMware will pay EMC for support and for development collaboration. These amounts are included in collaborative technology project costs in the table above.
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger succeeded Paul Maritz as Chief Executive Officer of VMware. Prior to joining VMware, Pat Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Paul Maritz remains a board member of VMware and currently serves as Chief Executive Officer of Pivotal, a majority-owned subsidiary of EMC in which VMware has an ownership interest, and as an executive officer of EMC. Both Paul Maritz and Pat Gelsinger retain certain of their respective equity awards that they held as of September 1, 2012 and Mr. Gelsinger continues to vest in certain of his EMC awards. Stock-based compensation related to Pat Gelsinger’s EMC awards are being recognized in VMware’s consolidated statements of income over the awards’ remaining requisite service periods. Effective since September 1, 2012, stock-based compensation costs related to Paul Maritz’s VMware awards have been charged to EMC and have not been recognized by VMware.
Due To/From Related Parties, Net
As a result of the related-party transactions with EMC described above, amounts due to and from related parties, net as of December 31, 2014 and December 31, 2013 consisted of the following (table in millions):

	As of December 31,
	2014	2013
Due to EMC	$(76)	$(114)
Due from EMC	125	96
Due (to) from related parties, net	$49	$(18)

Income tax payable due to EMC	$(40)	$(22)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from EMC is governed by the tax sharing agreement with EMC. Refer to Note K to the consolidated financial statements for further information.
Notes Payable to EMC
In connection with VMware’s acquisition of AirWatch, VMware and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million includes $450 million that was exchanged for the $450 million promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interest, payable quarterly in arrears, at the annual rate of 1.75%. During the years ended December 31, 2014, 2013 and 2012, $24 million, $4 million and $5 million, respectively, of interest expense was recognized.
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
As Pivotal assumed a net liability from VMware, the investment carried by VMware has a cost basis of zero. Thus the net liability assumed by Pivotal of $17 million as of December 31, 2013 was classified to additional paid-in capital on VMware’s consolidated balance sheets.
As of December 31, 2014 and 2013, VMware’s ownership interest in Pivotal was 28% as a result of investments made by a third-party strategic investor during the year ended December 31, 2013.
O. Segment Information
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
Revenues by geographic area for the years ended December 31, 2014, 2013 and 2012 were as follows (table in millions):

	For the Year Ended December 31,
	2014	2013	2012
United States	$2,912	$2,485	$2,229
International	3,123	2,722	2,376
Total	$6,035	$5,207	$4,605
Revenues by geographic area are based on the ship-to-addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenues for the year ended December 31, 2014. It is not practicable for VMware to determine revenues by country other than the United States for the years ended December 31, 2013 and 2012.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

One customer accounted for 15% of revenues during each of the years ended December 31, 2014, 2013 and 2012, respectively, and another customer accounted for 13%, 12% and 12% of revenues during the years ended December 31, 2014, 2013 and 2012, respectively. A third customer accounted for 11% of revenues during the years ended December 31, 2014 and 2013, respectively.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of December 31, 2014 and 2013 were as follows (table in millions):

	December 31,
	2014	2013
United States	$801	$741
International	117	58
Total	$918	$799
No individual country other than the United States accounted for 10% or more of these assets as of December 31, 2014 and 2013, respectively.
VMware’s product and service solutions are organized into three main product groups:

•	SDDC

•	End-User Computing

•	Hybrid Cloud Computing
VMware develops and markets product and service offerings within each of these three product groups. Additionally, synergies are leveraged across these three product areas. VMware’s products and service solutions from each of its product groups may also be bundled as part of an ELA arrangement. Accordingly, it is not practicable to determine revenue by each of the three product groups described above.
P. Selected Quarterly Financial Data (unaudited)
Quarterly financial data for 2014 and 2013 were as follows (tables in millions, except per share amounts):

2014	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Revenues	$1,360	$1,457	$1,515	$1,703
Net income	199	167	194	326
Net income per share, basic	$0.46	$0.39	$0.45	$0.76
Net income per share, diluted	$0.46	$0.38	$0.45	$0.75

2013	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Revenues	$1,191	$1,243	$1,289	$1,483
Net income	174	244	261	335
Net income per share, basic	$0.41	$0.57	$0.61	$0.78
Net income per share, diluted	$0.40	$0.57	$0.60	$0.77

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION
On February 25, 2015, VMware’s Board of Directors approved a change in control retention plan (the “Plan”) covering VMware executives. The Plan provides severance benefits for participants who are involuntarily terminated without “cause”, or who terminate employment for “good reason”, within 12 months following a “change in control” of VMware (each such term as defined in the Plan). The Plan is designed to be competitive with the compensation practices of VMware’s peer companies in the technology sector.
Upon a qualifying termination under the Plan following a change in control, each participant is eligible to receive (i) a lump sum payment equal to a multiple of annual base salary, target annual bonus and monthly health insurance premiums; and (ii) full accelerated vesting of outstanding equity awards. VMware’s CEO is eligible to receive two times his annual base salary and target bonus and 24 months of the health insurance premium amount. Other executives are eligible to receive 1.5 times their annual bases salary and target bonus and 18 months of the health insurance premium amount.
The monthly health insurance premium amount equals 150% of the monthly cost required to obtain continuation coverage for the participant and his or her covered dependents. Participants would be required to execute a release in favor of VMware in exchange for Plan benefits.  Performance-based equity awards will generally convert into shares at target amounts if a change in control occurs during a performance period, unless otherwise specified in the performance award agreement.
The Plan does not provide for any tax gross-ups. In the event the participant would be subject to an excise tax under Section 4999 of the Internal Revenue Code (imposed on individuals who receive compensation in connection with a change of control that exceeds certain specified limits), the benefits to the participant will be reduced to the extent that such benefits do not trigger the excise tax unless the participant would retain greater value (on an after-tax basis) by receiving all benefits and paying applicable excise, income and payroll taxes.
The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by the full text of the Plan, a copy of which is filed as Exhibit 10.28 and incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2014. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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
The following documents are filed as a part of this Annual Report on Form 10-K:
1.Financial Statements: The information relating to our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”
2.Financial Statement Schedule: Schedule II Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.
3.Exhibits: The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Merger, by and among VMware, Inc., Aikman Acquisition Corp., A.W.S. Holding, LLC and the Representative named therein, dated January 21, 2014*		8-K	2/24/2014
2.2	Amendment No. 1 to Agreement and Plan of Merger, by and among VMware, Inc., Aikman Acquisition Corp., A.W.S. Holding, LLC and the Representative named therein, dated February 24, 2014*		8-K	2/24/2014
3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
4.1	Form of specimen common stock certificate		S-1/A-4	7/27/2007
10.1	Form of Master Transaction Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.2	Form of Administrative Services Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.3	Form of Tax Sharing Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC Corporation		S-1/A-1	6/11/2007
10.5	Form of Real Estate License Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.6+	2007 Equity and Incentive Plan, as amended and restated May 29, 2013		S-8	6/20/2013
10.7+	Form of Indemnification Agreement for VMware, Inc. Directors and Executive Officers, as approved March 4, 2014		10-Q	5/1/2014
10.8	Form of Insurance Matters Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.9+	Form of Option Agreement, as amended June 13, 2013		10-Q	8/2/2013
10.10+	Form of Restricted Stock Unit Agreement, as amended June 13, 2013		10-Q	8/2/2013
10.11	2007 Employee Stock Purchase Plan, as amended and restated November 14, 2013		10-K	2/25/2014
10.12+	Letter Agreement between VMware, Inc. and Patrick Gelsinger dated September 14, 2012		10-K	2/27/2013
10.13	First Amendment to Tax Sharing Agreement between VMware, Inc. and EMC Corporation effective as of January 1, 2011		10-Q	5/4/2011
10.14+	Executive Bonus Program, as amended and restated February 12, 2014		10-Q	5/1/2014
10.15	Agreement of Purchase and Sale Agreement between Roche Palo Alto LLC and VMware, Inc. dated March 16, 2011		10-Q	8/3/2011
10.16	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)		10-Q	8/3/2011
10.17	Ground Lease between 3401 Hillview LLC. and the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006		10-Q	8/3/2011
10.18+	Letter Agreement between VMware, Inc. and Jonathan Chadwick dated October 12, 2012		10-K	2/27/2013
10.19+	Form of Performance Stock Unit Agreement, as amended August 14, 2013		10-Q	11/7/2013
10.20+	Non-Qualified Deferred Compensation Plan, effective as of January 1, 2014		10-K	2/25/2014
10.21+	Non-Qualified Deferred Compensation Plan Adoption Agreement, effective as of January 1, 2014		10-K	2/25/2014
10.22+	Letter Agreement between VMware, Inc. and Sanjay Poonen dated July 18, 2013		10-K	2/25/2014
10.23	Third Amendment to Ground Lease by and between the Board of Trustees of the Leland Stanford Junior University and 3401 Hillview LLC dated as of January 1, 2014		10-Q	5/1/2014
10.24	Note Exchange Agreement by and between VMware, Inc. and EMC Corporation, dated as of January 21, 2014		10-Q	5/1/2014
10.25	Promissory Note for $680 million due and payable on May 1, 2018, issued to EMC Corporation dated January 31, 2014		10-Q	5/1/2014
10.26	Promissory Note for $550 million due and payable on May 1, 2020, issued to EMC Corporation dated January 31, 2014		10-Q	5/1/2014
10.27	Promissory Note for $270 million due and payable on December 1, 2022, issued to EMC Corporation dated January 31, 2014		10-Q	5/1/2014
10.28+	Change in Control Retention Plan, adopted February 25, 2015	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

21.1	List of subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
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

VMWARE, INC.

Dated:	February 26, 2015	By:	/s/ Patrick P. Gelsinger
Patrick P. Gelsinger Chief Executive Officer

Dated:	February 26, 2015	By:	/s/ Kevan Krysler
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

Date	Signature	Title

February 26, 2015	/s/ Patrick P. Gelsinger	Chief Executive Officer and Director (Principal Executive Officer)
Patrick P. Gelsinger

February 26, 2015	/s/ Jonathan C. Chadwick	Chief Financial Officer, Chief Operating Officer and Executive Vice President (Principal Financial Officer)
Jonathan C. Chadwick

February 26, 2015	/s/ Joseph M. Tucci	Chairman
Joseph M. Tucci

February 26, 2015	/s/ Michael W. Brown	Director
Michael W. Brown

February 26, 2015	/s/ Pamela J. Craig	Director
Pamela J. Craig

February 26, 2015	/s/ John R. Egan	Director
John R. Egan

February 26, 2015	/s/ Paul A. Maritz	Director
Paul A. Maritz

February 26, 2015	/s/ Paul Sagan	Director
Paul Sagan

February 26, 2015	/s/ Dennis D. Powell	Director
Dennis D. Powell

February 26, 2015	/s/ David N. Strohm	Director
David N. Strohm

VMWARE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to General and Administrative Expenses	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2014 allowance for doubtful accounts	$2	$—	$—	$2
Year ended December 31, 2013 allowance for doubtful accounts	4	(2)	—	2
Year ended December 31, 2012 allowance for doubtful accounts	4	1	(1)	4

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended December 31, 2014 income tax valuation allowance	$94	$21	$(9)	$106
Year ended December 31, 2013 income tax valuation allowance	64	32	(2)	94
Year ended December 31, 2012 income tax valuation allowance	57	7	—	64