Form 10-Q
period 2015-03-31
VMWARE, INC.
filed 2015-05-04
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2015, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 423,862,844 of which 123,862,844 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, vSphere, vCloud, vCloud Suite, Horizon Suite, VMware NSX, Virtual SAN, vCloud Air, Horizon, vRealize, Immidio, Workspace Environment Management, AirWatch, and Desktone are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
License	$576	$561
Services	935	799
Total revenues	1,511	1,360
Operating expenses (1):
Cost of license revenues	50	50
Cost of services revenues	193	151
Research and development	305	293
Sales and marketing	536	474
General and administrative	187	151
Realignment charges	22	—
Operating income	218	241
Investment income	12	9
Interest expense with EMC	(6)	(5)
Other expense	(2)	—
Income before income taxes	222	245
Income tax provision	26	46
Net income	$196	$199
Net income per weighted-average share, basic for Class A and Class B	$0.46	$0.46
Net income per weighted-average share, diluted for Class A and Class B	$0.45	$0.46
Weighted-average shares, basic for Class A and Class B	427,962	430,546
Weighted-average shares, diluted for Class A and Class B	430,496	434,729
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$1	$1
Cost of services revenues	11	9
Research and development	54	60
Sales and marketing	39	41
General and administrative	14	17
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$196	$199
Other comprehensive income:
Changes in market value of available-for-sale securities:
Unrealized gains, net of taxes of $4 and $1	6	1
Changes in market value of effective foreign currency forward exchange contracts:
Unrealized losses, net of $0 taxes for all periods	(5)	—
Total other comprehensive income	1	1
Total comprehensive income, net of taxes	$197	$200
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,941	$2,071
Short-term investments	5,285	5,004
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	988	1,520
Due from related parties, net	2	49
Deferred tax assets	250	248
Other current assets	239	238
Total current assets	8,705	9,130
Property and equipment, net	1,059	1,035
Other assets	168	174
Deferred tax assets	175	165
Intangible assets, net	719	748
Goodwill	3,981	3,964
Total assets	$14,807	$15,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124	$203
Accrued expenses and other	680	811
Unearned revenues	2,970	2,982
Total current liabilities	3,774	3,996
Notes payable to EMC	1,500	1,500
Unearned revenues	1,774	1,851
Other liabilities	275	283
Total liabilities	7,323	7,630
Contingencies (refer to Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 125,556 and 129,359 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	3,082	3,380
Accumulated other comprehensive loss	—	(1)
Retained earnings	4,394	4,198
Total VMware, Inc.’s stockholders’ equity	7,480	7,581
Non-controlling interests	4	5
Total stockholders’ equity	7,484	7,586
Total liabilities and stockholders’ equity	$14,807	$15,216
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$196	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76	83
Stock-based compensation	119	128
Excess tax benefits from stock-based compensation	(2)	(15)
Deferred income taxes, net	(15)	(29)
Other	—	1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	531	418
Other assets	—	(29)
Due to/from related parties, net	52	33
Accounts payable	(49)	(11)
Accrued expenses	(102)	(104)
Income taxes payable	(32)	41
Unearned revenues	(91)	35
Net cash provided by operating activities	683	750
Investing activities:
Additions to property and equipment	(106)	(77)
Purchases of available-for-sale securities	(1,027)	(531)
Sales of available-for-sale securities	501	411
Maturities of available-for-sale securities	255	153
Business acquisitions, net of cash acquired	(21)	(1,068)
Decrease (increase) in restricted cash	1	(76)
Other investing	—	(10)
Net cash used in investing activities	(397)	(1,198)
Financing activities:
Proceeds from issuance of common stock	54	88
Proceeds from issuance of notes payable to EMC	—	1,050
Reduction in capital from EMC	—	(24)
Repurchase of common stock	(438)	(169)
Excess tax benefits from stock-based compensation	2	15
Shares repurchased for tax withholdings on vesting of restricted stock	(34)	(29)
Net cash provided by (used in) financing activities	(416)	931
Net increase (decrease) in cash and cash equivalents	(130)	483
Cash and cash equivalents at beginning of the period	2,071	2,305
Cash and cash equivalents at end of the period	$1,941	$2,788
Supplemental disclosures of cash flow information:
Cash paid for interest	$7	$6
Cash paid for taxes, net	74	33
Non-cash items:
Changes in capital additions, accrued but not paid	$(42)	$(7)
Fair value of stock-based awards assumed in acquisition	—	24
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2015. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2014 Annual Report on Form 10-K.
As of March 31, 2015, EMC Corporation (“EMC”) held approximately 80.6% of VMware’s outstanding common stock and 97.4% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. Non-controlling interests are presented as a separate component within total stockholders’ equity and represent the equity and cumulative pro-rata share of the results of operations attributable to the non-controlling interests. Net earnings attributable to the non-controlling interests are eliminated within other expense on the condensed consolidated statements of income and are not presented separately as the amounts were not material for the periods presented. All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with EMC and its subsidiaries are generally settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying transaction.
Reclassification
Certain prior period amounts related to the notes payable to EMC have been reclassified within the financing activities section of the condensed consolidated statements of cash flows. The reclassifications had no effect on total cash flows used in or provided by operating, investing or financing activities as previously reported.
Use of Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

not limited to trade receivable valuation, marketing development funds and rebates, useful lives assigned to fixed assets and intangible assets, valuation of goodwill and definite-lived intangibles, income taxes, stock-based compensation, and contingencies. Actual results could differ from those estimates.
New Accounting Pronouncement
During May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Upon adoption, entities will be required to recognize the amount of revenue that they expect to be entitled to for the transfer of promised goods or services to their customers. The updated standard is effective for the Company in the first quarter of 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. In April 2015, the FASB proposed a one-year delay in the effective date of the new standard to 2018. Under this proposal, early adoption will be allowed, but not earlier than the original effective date.
The Company has not selected a transition method and is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.
B. Business Combination, Definite-Lived Intangible Assets, Net and Goodwill
Business Combination
On February 2, 2015, VMware acquired all of the outstanding shares of Immidio B.V. (“Immidio”) for approximately $21 million of cash, net of liabilities assumed. VMware acquired Immidio to expand VMware's Workspace Environment Management solutions within the End-User Computing product group. The preliminary purchase price primarily included $8 million of identifiable intangible assets and approximately $17 million of goodwill that is expected to be non-deductible for tax purposes. The impact of the acquisition was not material to VMware's condensed consolidated financial statements.
Definite-Lived Intangible Assets, Net
As of March 31, 2015 and December 31, 2014, definite-lived intangible assets consisted of the following (amounts in table in millions):

	March 31, 2015
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$705	$(279)	$426
Leasehold interest	34.9	149	(16)	133
Customer relationships and customer lists	8.2	157	(58)	99
Trademarks and tradenames	8.6	61	(11)	50
Other	2.1	20	(9)	11
Total definite-lived intangible assets		$1,092	$(373)	$719

	December 31, 2014
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$699	$(252)	$447
Leasehold interest	34.9	149	(15)	134
Customer relationships and customer lists	8.2	157	(53)	104
Trademarks and tradenames	8.6	61	(9)	52
Other	2.7	18	(7)	11
Total definite-lived intangible assets		$1,084	$(336)	$748

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three months ended March 31, 2015 and 2014, amortization expense on definite-lived intangible assets was $37 million and $30 million, respectively.
Based on intangible assets recorded as of March 31, 2015 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in millions):

Remainder of 2015	$109
2016	128
2017	121
2018	108
2019	87
Thereafter	166
Total	$719
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the three months ended March 31, 2015 (table in millions):

Balance, January 1, 2015	$3,964
Increase in goodwill related to business combination	17
Balance, March 31, 2015	$3,981
C. Realignment Charges
During the three months ended March 31, 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. As a result of this action, $22 million of realignment charges were recognized during the three months ended March 31, 2015, which consisted of severance-related costs. As of March 31, 2015, $16 million remained in accrued expenses and other on the condensed consolidated balance sheets and is expected to be paid during 2015.
The following table summarizes the activity for the accrued realignment charges for the three months ended March 31, 2015 (table in millions):

	For the Three Months Ended March 31, 2015
	Balance as of January 1, 2015	Realignment Charges	Utilization	Balance as of March 31, 2015
Severance-related costs	$8	$22	$(14)	$16
No realignment charges were recognized during the three months ended March 31, 2014.
D. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, performance stock units, stock options and purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computations of basic and diluted net income per share during the three months ended March 31, 2015 and 2014 (net income in millions, shares in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net income	$196	$199
Weighted-average shares, basic for Class A and Class B	427,962	430,546
Effect of dilutive securities	2,534	4,183
Weighted-average shares, diluted for Class A and Class B	430,496	434,729
Net income per weighted-average share, basic for Class A and Class B	$0.46	$0.46
Net income per weighted-average share, diluted for Class A and Class B	$0.45	$0.46
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the three months ended March 31, 2015 and 2014, because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended
	March 31,
	2015	2014
Anti-dilutive securities:
Employee stock options	2,503	930
Restricted stock units	223	35
Total	2,726	965

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of March 31, 2015 and December 31, 2014 consisted of the following (tables in millions):

	March 31, 2015
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$827	$—	$—	$827
Cash equivalents:
Money-market funds	$1,082	$—	$—	$1,082
U.S. and foreign corporate debt securities	32	—	—	32
Total cash equivalents	$1,114	$—	$—	$1,114
Short-term investments:
U.S. Government and agency obligations	$665	$2	$—	$667
U.S. and foreign corporate debt securities	3,322	8	(2)	3,328
Foreign governments and multi-national agency obligations	28	—	—	28
Municipal obligations	908	2	—	910
Asset-backed securities	87	—	—	87
Mortgage-backed securities	265	—	—	265
Total short-term investments	$5,275	$12	$(2)	$5,285
Other assets:
Marketable available-for-sale equity securities	$15	$—	$(1)	$14

	December 31, 2014
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$885	$—	$—	$885
Cash equivalents:
Money-market funds	$1,130	$—	$—	$1,130
U.S. and foreign corporate debt securities	54	—	—	54
Foreign governments and multi-national agency obligations	2	—	—	2
Total cash equivalents	$1,186	$—	$—	$1,186
Short-term investments:
U.S. Government and agency obligations	$542	$—	$—	$542
U.S. and foreign corporate debt securities	3,236	3	(5)	3,234
Foreign governments and multi-national agency obligations	23	—	—	23
Municipal obligations	930	2	—	932
Asset-backed securities	53	—	—	53
Mortgage-backed securities	221	—	(1)	220
Total short-term investments	$5,005	$5	$(6)	$5,004
Refer to Note F for further information regarding the fair value of VMware’s cash equivalents and investments.
The realized gains and losses on investments during the three months ended March 31, 2015 and 2014 were not material.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Unrealized losses on cash equivalents and investments as of March 31, 2015 and December 31, 2014, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in millions):

	March 31, 2015		December 31, 2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$1,041	$(2)	$1,964	$(5)
Mortgage-backed securities	93	—	107	(1)
Marketable available-for-sale equity securities	14	(1)	—	—
Total	$1,148	$(3)	$2,071	$(6)
As of March 31, 2015 and December 31, 2014, unrealized losses on cash equivalents and investments in other investment categories, which have been in a net loss position for less than twelve months, were not material. Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for twelve months or greater, were not material as of March 31, 2015 and December 31, 2014.
Contractual Maturities
The contractual maturities of cash equivalents and short-term investments held at March 31, 2015 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,632	$2,633
Due after 1 year through 5 years	3,470	3,479
Due after 5 years	287	287
Total cash equivalents and short-term investments	$6,389	$6,399
F. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

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
VMware’s fixed income securities are primarily classified as Level 2, with the exception of some of the U.S. Government and agency obligations which are classified as Level 1. Additionally, VMware’s Level 2 classification includes foreign currency forward contracts and notes payable to EMC. At March 31, 2015 and December 31, 2014, VMware’s Level 2 securities were generally priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of March 31, 2015 and December 31, 2014, and there have been no transfers between fair value measurement levels during the three months ended March 31, 2015 and 2014.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s money-market funds, available-for-sale securities, and foreign currency forward contracts, that were required to be measured at fair value as of March 31, 2015 and December 31, 2014 (tables in millions):

	March 31, 2015
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,082	$—	$1,082
U.S. and foreign corporate debt securities	—	32	32
Total cash equivalents	$1,082	$32	$1,114
Short-term investments:
U.S. Government and agency obligations	$436	$231	$667
U.S. and foreign corporate debt securities	—	3,328	3,328
Foreign governments and multi-national agency obligations	—	28	28
Municipal obligations	—	910	910
Asset-backed securities	—	87	87
Mortgage-backed securities	—	265	265
Total short-term investments	$436	$4,849	$5,285
Other current assets:
Foreign currency forward contracts	$—	$1	$1
Other assets:
Marketable available-for-sale equity securities	$14	$—	$14
Accrued expenses and other:
Foreign currency forward contracts	$—	$(7)	$(7)

	December 31, 2014
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,130	$—	$1,130
U.S. and foreign corporate debt securities	—	54	54
Foreign governments and multi-national agency obligations	—	2	2
Total cash equivalents	$1,130	$56	$1,186
Short-term investments:
U.S. Government and agency obligations	$353	$189	$542
U.S. and foreign corporate debt securities	—	3,234	3,234
Foreign governments and multi-national agency obligations	—	23	23
Municipal obligations	—	932	932
Asset-backed securities	—	53	53
Mortgage-backed securities	—	220	220
Total short-term investments	$353	$4,651	$5,004
Other current assets:
Foreign currency forward contracts	$—	$1	$1
Accrued expenses and other:
Foreign currency forward contracts	$—	$(1)	$(1)
VMware has elected not to record its notes payable to EMC at fair value, but has measured the notes at fair value for disclosure purposes. As of March 31, 2015 and December 31, 2014, the fair value of the notes payable to EMC was $1,519 million and $1,503 million, respectively. Fair value was estimated based on observable market data (Level 2 inputs).

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware offers a deferred compensation plan for eligible employees that allows participants to defer payment for part or all of their compensation. VMware’s results of operations are not significantly affected by this plan since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets and liabilities associated with this plan were both approximately $13 million and $8 million as of March 31, 2015 and December 31, 2014, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
VMware evaluated the strategic investments in its portfolio accounted for under the cost method to assess whether any of its strategic investments were other-than-temporarily impaired. VMware uses Level 3 inputs as part of its impairment analysis, including, pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance. The estimated fair value of these investments is considered in VMware’s impairment review if any events or changes in circumstances occur that might have a significant adverse effect on their value. During the three months ended March 31, 2015 and 2014, VMware did not recognize an other-than-temporary impairment charge for a non-recoverable strategic investment.
During the three months ended March 31, 2015 and 2014, VMware did not have material realized gains or realized losses on strategic investments. Strategic investments are included in other assets on the condensed consolidated balance sheets. The carrying value of VMware’s strategic investments was $94 million and $110 million as of March 31, 2015 and December 31, 2014, respectively.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into foreign currency forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three months ended March 31, 2015 and 2014, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not material. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other expense on the condensed consolidated statements of income as incurred.
VMware enters into forward contracts annually, which have maturities of 12 months or less. As of March 31, 2015 and December 31, 2014, VMware had foreign currency forward contracts designated as cash flow hedges with a total notional value of $178 million and $240 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended March 31, 2015 and 2014, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges
VMware has established a program that utilizes foreign currency forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other expense on the condensed consolidated statements of income.
VMware enters into foreign currency forward contracts on a monthly basis, which typically have a contractual term of one month. As of March 31, 2015 and December 31, 2014, VMware had outstanding forward contracts with a total notional value of $489 million and $697 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three months ended March 31, 2015, VMware recognized a gain of $40 million relating to the settlement of foreign currency forward contracts. Losses derived from the settlement of foreign currency forward contracts during the three months ended March 31, 2014 were immaterial.
The combined gains and losses derived from the settlement of foreign currency forward contracts and the underlying foreign-currency denominated assets and liabilities resulted in a net loss of $6 million during the three months ended March 31, 2015. The combined gains and losses derived from the settlement of foreign currency forward contracts and the underlying foreign-currency denominated assets and liabilities were immaterial during the three months ended March 31, 2014. Net gains and losses are recorded in other expense on the condensed consolidated statements of income.
H. Unearned Revenues
Unearned revenues as of March 31, 2015 and December 31, 2014 consisted of the following (table in millions):

	March 31,	December 31,
	2015	2014
Unearned license revenues	$466	$488
Unearned software maintenance revenues	3,847	3,905
Unearned professional services revenues	431	440
Total unearned revenues	$4,744	$4,833
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services, unearned license revenues may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist. Total unearned license revenues may vary over periods for a variety of factors, including the type and level of promotions offered, and the timing of when the products are delivered upon general availability.
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at March 31, 2015 was approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
I. Contingencies
Litigation
VMware and the U.S. General Services Administration (“GSA”) and the Department of Justice (“DOJ”) are in ongoing discussions regarding VMware’s government sales practices covering the period between 2007 and 2013. The Company believes that its government sales practice disclosures were both accurate and complete. Notwithstanding this belief, possible resolution of this matter has been part of the ongoing discussions with the government. Based on these discussions, the Company currently believes that a reasonably possible range to resolve this matter is $11 million to $78 million. A total of $11 million has been accrued for this matter and reflects the low end of the range of estimated losses that are considered both probable and reasonably estimable. Final resolution of this matter could be materially different from the amount accrued. The amount accrued for this matter is included in accrued expenses and other on the condensed consolidated balance sheets.
On March 4, 2015, Christoph Hellwig, a software developer who alleges that software code he wrote is used in a component of our vSphere product, filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of an open source General Public License v.2 (“GPL v.2”), and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. VMware believes that it has meritorious defenses in connection with this lawsuit, and currently a reasonably possible loss or range of loss cannot be estimated.
On March 27, 2015, Phoenix Technologies (“Phoenix”) filed a complaint against VMware in the U.S. District Court for the Northern District of California asserting claims for copyright infringement and breach of contract relating to a version of Phoenix’s BIOS software that VMware licensed from Phoenix. In the lawsuit, Phoenix is seeking injunctive relief and

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

monetary damages. VMware believes that it has meritorious defenses in connection with this lawsuit, and currently a reasonably possible loss or range of loss cannot be estimated.
VMware accrues for a liability at the low end of the range of estimated losses when a determination has been made that a loss is both probable and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination that the occurrence of a loss is probable and is reasonably estimable. In making such judgments, VMware considers the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs are generally recognized as expense when incurred.
VMware believes that it has valid defenses against each of the legal matters disclosed. However, given the unpredictable nature of legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a material adverse effect on VMware’s condensed consolidated financial statements.
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities on various matters. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
J. Stockholders’ Equity
VMware Stock Repurchases
On January 27, 2015, VMware’s Board of Directors authorized the repurchase of up to an additional one billion dollars of VMware’s Class A common stock through the end of 2017. Stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. The new stock repurchase authorization is in addition to VMware’s ongoing one-billion-dollar stock repurchase program, originally announced on August 6, 2014. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. VMware is not obligated to purchase any shares under its stock repurchase programs. Purchases can be discontinued at any time VMware believes additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.
The following table summarizes stock repurchase authorizations that remain open as of March 31, 2015 (amounts in table in millions):

Authorization Date	Amount Authorized	Expiration Date	Status
January 27, 2015	$1,000	December 31, 2017	Open
August 6, 2014	$1,000	December 31, 2016	Open
As of March 31, 2015, the cumulative authorized amount remaining for repurchase was $1,521 million.
The following table summarizes stock repurchase activity during the three months ended March 31, 2015 and 2014 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended
	March 31,
	2015	2014
Aggregate purchase price	$438	$169
Class A common shares repurchased	5,366	1,767
Weighted-average price per share	$81.65	$95.56
The aggregate purchase price of repurchased shares includes commissions and is classified as a reduction to additional paid-in capital.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware Stock Options
The following table summarizes stock option activity since January 1, 2015 (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2015	5,869	$50.54
Granted	13	84.68
Forfeited	(82)	75.58
Exercised	(273)	23.12
Outstanding, March 31, 2015	5,527	51.63
The stock options outstanding as of March 31, 2015 had an aggregate intrinsic value of $185 million based on VMware’s closing price as of March 31, 2015.
VMware Restricted Stock
VMware's restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on VMware's stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware's restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain of VMware’s executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. As of March 31, 2015, the number of PSUs outstanding includes certain PSUs for which performance conditions have concluded but that remain subject to certain service conditions.
The following table summarizes restricted stock activity since January 1, 2015 (units in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2015	12,585	$88.88
Granted	1,132	82.54
Vested	(939)	81.85
Forfeited	(539)	88.06
Outstanding, March 31, 2015	12,239	87.87
As of March 31, 2015, the 12.2 million units outstanding included 11.7 million of RSUs and restricted stock, and 0.5 million of PSUs. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations.
The total fair value of VMware RSUs, restricted stock, and PSUs that vested during the three months ended March 31, 2015 was $77 million. As of March 31, 2015, restricted stock representing 12.2 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,004 million based on VMware’s closing price as of March 31, 2015.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the three months ended March 31, 2015 and 2014 were as follows (tables in millions):

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Total
Balance, January 1, 2015	$—	$(1)	$(1)
Unrealized gain (loss), net of taxes of $4, $0, and $4	6	(5)	1
Balance, March 31, 2015	$6	$(6)	$—

	Unrealized Gain on Available-for-Sale Securities	Total
Balance, January 1, 2014	$4	$4
Unrealized gain, net of taxes of $1 and $1	1	1
Balance, March 31, 2014	$5	$5
Gains on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income in the period that such gains are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense line items on the condensed consolidated statements of income during the three months ended March 31, 2015 and 2014, were not material.
K. Related Parties
The information provided below includes a summary of the transactions entered into with EMC and EMC’s consolidated subsidiaries (collectively “EMC”). EMC acquired VCE Company LLC (“VCE”) during the fourth quarter of 2014. Transactions with VCE from the date EMC acquired the controlling interest in VCE have been included in the tables below.
Transactions with EMC
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in revenues and receipts and unearned revenues for VMware:

•	Pursuant to an ongoing reseller arrangement with EMC, EMC bundles VMware’s products and services with EMC’s products and sells them to end users.

•	EMC purchases products and services from VMware for internal use.

•	VMware provides professional services to end users based upon contractual agreements with EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and EMC pays VMware for services that VMware provides to EMC in connection with such projects.

•	Pursuant to an ongoing distribution agreement, VMware acts as the selling agent for certain products and services in exchange for an agency fee.

•
VMware provides various transition services to Pivotal Software, Inc. (“Pivotal”), a subsidiary of EMC. Support costs incurred by VMware are reimbursed to VMware and are recorded as a reduction to the costs incurred by VMware.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Information about VMware’s revenues and receipts from such arrangements with EMC during the three months ended March 31, 2015 and 2014 and unearned revenues as of March 31, 2015 and December 31, 2014 consisted of the following (table in millions):

	Revenues and Receipts from EMC		Unearned Revenues from EMC
	Three Months Ended March 31,		As of March 31,	As of December 31,
	2015	2014	2015	2014
Reseller revenues	$61	$46	$272	$290
Internal-use revenues	3	7	16	18
Professional services revenues	23	23	3	9
Collaborative technology project receipts	—	—	n/a	n/a
Agency fee revenues	1	2	—	—
Reimbursement for transition services	1	2	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services for internal use from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware’s behalf related to these employees are charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs are included as expenses on VMware’s condensed consolidated statements of income and primarily include salaries, benefits, travel and rent expenses. EMC also incurs certain administrative costs on VMware’s behalf in the U.S. that are recorded as expenses on VMware’s condensed consolidated statements of income.

Information about VMware’s costs from such arrangements with EMC for the three months ended March 31, 2015 and 2014 consisted of the following (table in millions):

	Three Months Ended
	March 31,
	2015	2014
Purchases and leases of products and purchases of services	$19	$21
Collaborative technology project costs	1	3
EMC subsidiary support and administrative costs	28	41
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger was appointed Chief Executive Officer of VMware. Prior to joining VMware, Mr. Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Mr. Gelsinger retains certain of his EMC equity awards that were held as of September 1, 2012 and he continues to vest in such awards. Stock-based compensation related to Mr. Gelsinger’s EMC awards are being recognized on VMware’s condensed consolidated statements of income over the awards’ remaining requisite service periods.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between VMware and EMC, payments are made between VMware and EMC related to VMware's portion of federal income taxes on EMC's consolidated tax return as well as income taxes for states in which combined state income tax returns are filed. The following table summarizes these payments made between VMware and EMC during the three months ended March 31, 2015 and 2014 (table in millions):

	Three Months Ended
	March 31,
	2015	2014
Payments from VMware to EMC	$49	$20
Payments made by VMware to EMC result from VMware having a tax liability. The amount that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differs from the amount VMware would owe on a separate return basis, and the difference is presented as a component of stockholders’ equity. During the three months ended March 31, 2015 and 2014, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related-party transactions with EMC described above, amounts due to and from related parties, net as of March 31, 2015 and December 31, 2014 consisted of the following (table in millions):

	March 31,	December 31,
	2015	2014
Due to EMC	$(55)	$(76)
Due from EMC	57	125
Due from related parties, net	$2	$49

Income tax payable due to EMC	$(37)	$(40)
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
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three months ended March 31, 2015 and 2014, $6 million and $5 million, respectively, of interest expense was recognized.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenues by geographic area for the three months ended March 31, 2015 and 2014 were as follows (table in millions):

	Three Months Ended
	March 31,
	2015	2014
United States	$762	$649
International	749	711
Total	$1,511	$1,360
Revenues by geographic area are based on the ship-to-addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenues for the three months ended March 31, 2015 and 2014.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of March 31, 2015 and December 31, 2014 were as follows (table in millions):

	March 31,	December 31,
	2015	2014
United States	$804	$801
International	128	117
Total	$932	$918
No individual country other than the United States accounted for 10% or more of these assets as of March 31, 2015 and December 31, 2014, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of March 31, 2015 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2014 contained in our Form 10-K filed February 26, 2015.
All dollar amounts expressed as numbers in this MD&A (except share and per share amounts) are in millions. Period-over-period changes are calculated based upon the respective underlying, non-rounded data. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
Overview
The information technology (“IT”) industry is transforming, moving from a hardware-based traditional model to one of a software-defined infrastructure. We are the leader in virtualization infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. We develop and market our product and service offerings within three main product groups and we also leverage synergies across these three product and service areas:

•	SDDC or Software-Defined Data Center

•	Hybrid Cloud Computing

•	End-User Computing
Historically, the majority of our license sales have been from our standalone vSphere product, which is included in our compute product category within our SDDC architecture. However, over the last two years, the growth rate of our standalone vSphere product license sales has declined as certain large markets for server virtualization have matured. The growth rate of license sales beyond our standalone vSphere product has increased over this period as we transition to offering a wider range of products and services to enable the entire SDDC. As the transformation of the IT industry continues, we expect that our growth rates will be increasingly derived from sales of our newer products, suites and services solutions across our SDDC portfolio, beyond standalone vSphere. For example, we have experienced continued growth in sales volumes, production use and number of customers who have purchased VMware NSX, our network virtualization solution, throughout 2014 and into the first quarter of 2015. We also continue to see traction of our Virtual SAN product and other newer offerings.
Hybrid cloud computing, comprised of VMware vCloud Air and VMware vCloud Air Network Service Providers Program offerings, continued to experience growth during the first quarter of 2015. We plan to continue to expand our hybrid cloud global footprint as well as our service offerings. Due to the nature of these offerings, revenues are recognized over a period of time.
Our end-user computing solutions include our Horizon workplace suites and enterprise mobile management offerings, led by our AirWatch mobile solutions. We acquired AirWatch during the first quarter of 2014. AirWatch expands our portfolio of mobile solutions within the enterprise mobile and security space and we are in the early stages of growing this business by leveraging the reach of our global presence, robust channel and access to enterprise accounts via our sales force. Currently, our AirWatch business models include an on-premise solution that we offer through the sale of perpetual licenses and an off-premise solution that we offer as software-as-a-service (“SaaS”). AirWatch products and services continue to contribute to the growth of our end-user computing products during the first quarter of 2015. Our investments in AirWatch resulted in increased operating expenses during the first quarter of 2015, primarily driven by employee-related costs, including expenses we recognized in connection with installment payments to certain key employees as part of the acquisition, as well as amortization of purchased intangible assets.
Approximately 70% of our sales are denominated in the U.S. dollar, however, we also invoice and collect in the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi in their respective regions. As a result, our financial statements, including our revenues, operating expenses, unearned revenues, and the resulting cash flows derived from the U.S. dollar equivalent of foreign currency transactions are impacted by foreign exchange fluctuations. Foreign currency fluctuations have had a negative impact on the growth rate of our revenues, the amount of unearned revenues recognized derived from sales denominated in foreign currencies, and the U.S. dollar equivalent of foreign currency cash collections. We have also benefited from operating expenses incurred and paid in currencies other than the U.S. dollar.
We generally sell our solutions using enterprise license agreements (“ELAs”) or as part of our non-ELA, or transactional, business. ELAs are comprehensive volume license offerings, offered both directly by us and through certain channel partners that also provide for multi-year maintenance and support.

Results of Operations
Revenues
Our revenues during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,		$ Change	% Change
	2015	2014	Actual	Actual	Constant Currency
Revenues:

License	$576	$561	$15	3%	6%
Services:
Software maintenance	813	701	111	16
Professional services	122	98	24	25
Total services	935	799	135	17
Total revenues	$1,511	$1,360	$151	11	13

Revenues:
United States	$762	$649	$113	17%
International	749	711	38	5
Total revenues	$1,511	$1,360	$151	11	13
In order to provide a comparable framework for assessing how our business performed, adjusted for the impact of foreign currency fluctuations, management analyzes year-over-year license and total revenues growth on a constant currency basis. License and total revenues recognized during the current period derived from non-U.S. dollar based transactions were converted into U.S. dollars using the exchange rates that were effective in the comparable prior year period. The calculated current period license and total revenues, adjusted for foreign currency fluctuations, is compared to the license and total revenues of the comparable prior year period, as reported, in calculating license and total revenue growth in constant currency.
Hybrid cloud and our SaaS offerings, including our AirWatch mobile solutions, increased to greater than 6% of our total revenues during the first quarter of 2015. We expect our hybrid cloud and our SaaS offerings will continue to grow and represent an increasing percentage of total revenues in future periods. VMware vCloud Air Network Service revenues are generally included in license revenues and our SaaS revenues, including VMware Cloud Air and our AirWatch mobile solutions, are included in both license and services revenues.
License Revenues
License revenues during the first quarter of 2015 were up 3%, compared to the same period in the prior year. Our license revenues increased as a result of increased revenues from our hybrid cloud offerings as well as our end-user computing products, including AirWatch mobile solutions. However, our license revenues growth rate was negatively impacted by changes in the value of the U.S. dollar against foreign currencies in which we invoice. Additionally, our license revenues growth rate was adversely impacted during the first quarter of 2015 as compared to the same period in the prior year by the decline in the growth rate of our standalone vSphere product license sales as certain markets for server virtualization have matured.
The anticipated continued revenue growth of our hybrid cloud and SaaS offerings are expected to adversely impact the growth rate of our license revenues during the remainder of 2015 as we will recognize less revenue up-front than we would otherwise recognize as part of a multi-year license arrangement. Additionally, we expect changes in foreign currency to continue to have an impact on our license revenues growth rate.
Services Revenues
During the first quarter of 2015, software maintenance revenues benefited from renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe demonstrates our customers’ commitment to our SDDC strategy.
Professional services revenues increased during the first quarter of 2015 compared to the same period in 2014, as growth in our license sales and increased complexity of our product suite led to additional demand for our professional services. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our solutions to independently provide professional services to our customers, our professional services revenue will vary based on the delivery channels used in any given period as well as the timing of engagements.
Unearned Revenues
Our unearned revenues as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Unearned license revenues	$466	$488
Unearned software maintenance revenues	3,847	3,905
Unearned professional services revenues	431	440
Total unearned revenues	$4,744	$4,833
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or they are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services, unearned license revenues may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist. Total unearned license revenues may vary over periods for a variety of factors, including the type and level of promotions offered, and the timing of when the products are delivered upon general availability.
Unearned software maintenance revenues are primarily attributable to our maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at March 31, 2015 was approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
Cost of License and Services Revenues, and Operating Expenses
Our cost of services revenues and operating expenses were primarily impacted by increasing headcount, net of realignment activities discussed below. Headcount during the three months ended March 31, 2015 continued to increase due primarily to organic growth. The increased headcount has resulted in higher cash and stock-based employee-related expenses across most of our income statement expense categories when compared to the same period in 2014, and we expect this trend to continue.
Cost of License Revenues
Our cost of license revenues principally consists of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software includes IT development efforts, personnel costs and related overhead associated with the physical and electronic delivery of our software products.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Cost of license revenues	$49	$49	$—	1%
Stock-based compensation	1	1	—	(14)
Total expenses	$50	$50	$—	—
% of License revenues	9%	9%
Cost of license revenues was flat when comparing the first quarter of 2015 to the first quarter of 2014.

Cost of Services Revenues
Our cost of services revenues primarily includes the costs of personnel and related overhead to deliver technical support for our products and to provide our professional services. Additionally, our costs of services revenues include costs related to our IT development efforts and depreciation on equipment supporting our service offerings. As we continue to invest in and grow business from our hybrid cloud, SaaS and professional services offerings, we expect our total costs of services revenues to continue to increase.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Cost of services revenues	$182	$142	$40	28%
Stock-based compensation	11	9	2	20
Total expenses	$193	$151	$42	28
% of Services revenues	21%	19%
Cost of services revenues increased in the first quarter of 2015 compared to the first quarter of 2014 primarily driven by the growth in cash-based employee-related expenses of $30 due to incremental growth in headcount, both organic and through the AirWatch acquisition, and the investment and growth in our hybrid cloud, SaaS and professional services offerings. Additionally, increases in equipment and depreciation costs also contributed to the increase in cost of services. These increases were partially offset by the positive impact of $10 from fluctuations in the exchange rate between the U.S. dollar and foreign currencies.
Research and Development Expenses
Our research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Research and development	$251	$233	$19	8%
Stock-based compensation	54	60	(7)	(11)
Total expenses	$305	$293	$12	4
% of Total revenues	20%	22%
Research and development expenses increased in the first quarter of 2015 compared to the first quarter of 2014. The increase was primarily due to growth in cash-based employee-related expenses of $23 driven by incremental growth in headcount, both organic and through the AirWatch acquisition. The increase in research and development expenses during the first quarter of 2015 was partially offset by a decrease in stock-based compensation, primarily as a result of certain awards becoming fully vested in fiscal year 2014.

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

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Sales and marketing	$497	$433	$61	14%
Stock-based compensation	39	41	(1)	(2)
Total expenses	$536	$474	$61	13
% of Total revenues	35%	35%
Sales and marketing expenses increased in the first quarter of 2015 compared to the first quarter of 2014 primarily driven by growth in cash-based employee-related expenses of $62 due to incremental growth in headcount, both organic and through the AirWatch acquisition, and higher commission expense due to increased sales volumes. Costs incurred for marketing programs also increased during the first quarter of 2015 compared to the same period in prior year. These increases in expenses during the first quarter of 2015 were partially offset by the positive impact of $23 from fluctuations in the exchange rate between the U.S. dollar and foreign currencies.
General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
General and administrative	$173	$134	$39	29%
Stock-based compensation	14	17	(3)	(17)
Total expenses	$187	$151	$36	24
% of Total revenues	12%	11%
General and administrative expenses increased in the first quarter of 2015 compared to the first quarter of 2014. We have made and will continue to make installment payments to certain key employees of AirWatch subject to the achievement of specified future employment conditions. We recognized compensation expense of $41 during the first quarter of 2015 relating to these installment payments compared to $19 during the first quarter of 2014. Other cash-based employee-related expenses increased by $14 during the first quarter of 2015 due to incremental growth in headcount, both organic and through the AirWatch acquisition. Costs of $11 related to certain litigation further contributed to the increase in expenses during the first quarter of 2015 compared to the same period in prior year.
Realignment Charges

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Realignment charges	$22	$—	$22	100%
% of Total revenues	1%	—%
During the first quarter of 2015, we eliminated approximately 350 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $22 of realignment charges were recognized during the first quarter of 2015, which consisted of severance-related costs. As of March 31, 2015, $16 remained in accrued expenses and other on the condensed consolidated balance sheets and is expected to be paid during 2015.

Income Tax Provision
Our quarterly effective tax rate, which includes adjustments for discrete items within the quarter, was 11.9% and 18.6% during the first quarter of 2015 and 2014, respectively. The lower effective tax rate year-over-year was primarily the result of certain discrete items being recognized in the first quarter of 2015.
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
The EMC consolidated group is routinely under audit by the Internal Revenue Service (the “IRS”). All U.S. federal income tax matters have been concluded for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012, and they commenced an audit of tax year 2011 during the first quarter of 2015. The federal income tax audit for the tax years 2009 and 2010 is ongoing, and it is expected to be completed during 2015.
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
Our Relationship with EMC
As of March 31, 2015, EMC owned 43,025,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 80.6% of our total outstanding shares of common stock and 97.4% of the combined voting power of our outstanding common stock.
The information provided below includes a summary of the transactions entered into with EMC and EMC’s consolidated subsidiaries (collectively “EMC”). EMC acquired VCE Company LLC (“VCE”) during the fourth quarter of 2014. Transactions with VCE from the date EMC acquired the controlling interest in VCE have been included in the tables below.
Transactions with EMC
We and EMC engaged in the following ongoing intercompany transactions, which resulted in revenues and receipts and unearned revenues for us:

•	Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC’s products and sells them to end users.

•	EMC purchases products and services from us for internal use.

•	We provide professional services to end users based upon contractual agreements with EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and EMC pays us for services that we provide to EMC in connection with such projects.

•	Pursuant to an ongoing distribution agreement, we act as the selling agent for certain products and services in exchange for an agency fee.

•
We provide various transition services to Pivotal Software, Inc. (“Pivotal”), a subsidiary of EMC. Support costs incurred by us are reimbursed to us and are recorded as a reduction to the costs incurred by us.

Information about our revenues and receipts from such arrangements with EMC during the three months ended March 31, 2015 and 2014 and unearned revenues as of March 31, 2015 and December 31, 2014 consisted of the following:

	Revenues and Receipts from EMC		Unearned Revenues from EMC
	Three Months Ended March 31,		As of March 31,	As of December 31,
	2015	2014	2015	2014
Reseller revenues	$61	$46	$272	$290
Internal-use revenues	3	7	16	18
Professional services revenues	23	23	3	9
Collaborative technology project receipts	—	—	n/a	n/a
Agency fee revenues	1	2	—	—
Reimbursement for transition services	1	2	n/a	n/a
We and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services for internal use from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

•
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income and primarily include salaries, benefits, travel and rent expenses. EMC also incurs certain administrative costs on our behalf in the U.S. that are recorded as expenses on our condensed consolidated statements of income.

Information about our costs from such arrangements with EMC for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended
	March 31,
	2015	2014
Purchases and leases of products and purchases of services	$19	$21
Collaborative technology project costs	1	3
EMC subsidiary support and administrative costs	28	41
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger was appointed Chief Executive Officer of VMware. Prior to joining VMware, Mr. Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Mr. Gelsinger retains certain of his EMC equity awards that were held as of September 1, 2012 and he continues to vest in such awards. Stock-based compensation related to Mr. Gelsinger’s EMC awards are being recognized on our condensed consolidated statements of income over the awards’ remaining requisite service periods.

Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between us and EMC, payments are made between us and EMC related to our portion of federal income taxes on EMC's consolidated tax return as well as income taxes for states in which combined state income tax returns are filed. The following table summarizes these payments made between us and EMC during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Payments from us to EMC	$49	$20
Payments made by us to EMC result from us having a tax liability. The amount that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differs from the amount we would owe on a separate return basis, and the difference is presented as a component of stockholders’ equity. During the three months ended March 31, 2015 and 2014, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related-party transactions with EMC described above, amounts due to and from related parties, net as of March 31, 2015 and December 31, 2014 consisted of the following:

	As of March 31,	As of December 31,
	2015	2014
Due to EMC	$(55)	$(76)
Due from EMC	57	125
Due from related parties, net	$2	$49

Income tax payable due to EMC	$(37)	$(40)
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
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 due May 1, 2018, $550 due May 1, 2020 and $270 due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three months ended March 31, 2015 and 2014, $6 and $5, respectively, of interest expense was recognized.
Liquidity and Capital Resources
At March 31, 2015 and 2014, we held cash, cash equivalents and short-term investments as follows:

	March 31,
	2015	2014
Cash and cash equivalents	$1,941	$2,788
Short-term investments	5,285	3,828
Total cash, cash equivalents and short-term investments	$7,226	$6,616
As of March 31, 2015, we held a diversified portfolio of money market funds and fixed income securities totaling $5,285. Our fixed income securities are denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. Government and its agencies, municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of March 31, 2015, our total cash, cash equivalents and short-term investments were $7,226, of which $5,341 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on the related undistributed earnings to repatriate these funds.

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
Our cash flows summarized for the three months ended March 31, 2015 and March 31, 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$683	$750
Investing activities	(397)	(1,198)
Financing activities	(416)	931
Net (decrease) increase in cash and cash equivalents	$(130)	$483
Operating Activities
Cash provided by operating activities decreased by $67 during the first quarter of 2015 compared to the first quarter of 2014, mainly due to the change in income taxes payable as a result of tax payments made to EMC under the tax sharing agreement. Under the tax sharing agreement, we are obligated to pay EMC an amount equal to the tax expense generated by us that EMC may recognize in a given year on its consolidated tax return. During the first quarter of 2015, we paid $49 to EMC under the tax sharing agreement compared to $20 during the first quarter of 2014. Additionally, cash provided by operating activities decreased as a result of higher operating expenses due to an increase in headcount-related expenses driven by the AirWatch acquisition, including installment payments made to certain key employees of AirWatch. These decreases were partially offset by a change in accounts receivable as a result of an increase in cash collections.
While we expect sales and related cash collections to continue increasing during the remainder of 2015, we expect further installment payments of approximately $159 to certain key employees of AirWatch during 2015 as well as higher tax payments to offset the benefit of increased sales. Additionally, even if currency exchange rates stabilize, our cash flows from operations are still expected to be negatively impacted, primarily due to an unfavorable foreign exchange impact on our U.S. dollar equivalent of foreign currency cash collections.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of fixed income securities, business acquisitions, and capital expenditures. Cash provided by investing activities is also impacted by the timing of purchases, sales and maturities of our available-for-sale securities.
Cash used in investing activities decreased during the first quarter of 2015 compared to the first quarter of 2014. The most significant factor driving this decrease related to business combinations. During the first quarter of 2015, we paid $21 for a business acquisition, which was significantly lower than the first quarter of 2014 as a result of our acquisition of AirWatch for $1,068. Additionally, although we used more cash during the first quarter of 2015 to purchase available-for-sale securities, this use of cash was partially offset by cash received from an increase in sales and maturities of available-for-sale securities as compared to the first quarter of 2014.
Financing Activities
Net cash used in financing activities during the first quarter of 2015 changed compared to net cash provided by financing activities during the first quarter of 2014 primarily as a result of our notes payable exchange agreement with EMC and our repurchase of common stock. Refer to sections below for further information.
Notes Payable to EMC
As of March 31, 2015, $1,500 remained outstanding on notes payable to EMC, with interest payable quarterly in arrears.
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
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. All shares repurchased under our stock repurchase programs are retired. On January 27, 2015, our Board of Directors authorized the repurchase of up to an additional one billion dollars of our Class A common stock through the end of 2017. During the three months ended March 31, 2015, we repurchased 5.4 million shares for an aggregate purchase price of $438. As of March 31, 2015, the cumulative authorized amount remaining for repurchase under an authorized program was $1,521. Refer to Note J to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
We are increasing our share buyback goal compared to recent years, and as a result, we expect to repurchase over one billion dollars of our Class A common stock in 2015.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are based upon the selection and application of accounting principles generally accepted in the United States of America (“GAAP”) that require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the critical accounting policies set forth within Item 7 of our 2014 Annual Report on Form 10-K may involve a higher degree of judgment and complexity in their application than our other significant accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: newer products and services driving strong growth; maintaining our industry leadership position; benefits of our products and services to customers and partners; sales of licenses that include products beyond VMware vSphere hypervisor continuing to grow; sales and related cash collections to continue increasing during the remainder of 2015, but installment payments to certain key employees of AirWatch as well as higher tax payments to offset the benefit of increased sales; SaaS revenues and revenues from our hybrid cloud offerings comprising an increasing percentage of our revenues in future periods; continued growth of hybrid cloud and SaaS revenues in 2015 and the associated negative impact on revenues and license revenues growth; synergies across product areas; increased total costs of services revenues; the impact and timing of our realignment plan on our financial results; the recognition of unearned revenues; the impact of our relationship with EMC Corporation on taxes; repurchasing over one billion dollars of Class A common stock in 2015; customer and partner demand for our products and services; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; our ability to generate positive cash flows from operations; our effective tax rate and the effects of potential developments in U.S. and non-U.S. tax jurisdictions; the timing and outcome of the IRS tax audit of the EMC consolidated group; acquisition accounting and the deductibility of goodwill and identifiable intangible assets for U.S. income tax purposes; indefinitely reinvesting our overseas earnings outside of the U.S. and not repatriating them to the U.S.; the effect on us due to the resolution of pending claims, legal proceedings and investigations, including the General Services Administration and Department of Justice inquiries and other matters described in Note I of the notes to the condensed consolidated financial statements; impact of foreign currency exchange rates on future revenues, unearned revenues and cash flows from operations; and increasing employee headcount and impact on operating expenses.
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
There were no material changes to our market risk exposures in the three months ended March 31, 2015. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Note I to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We are involved in litigation and regulatory inquiries and proceedings that could negatively affect us” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

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
Our products and services are based on server virtualization and related technologies that have primarily been used for virtualizing on-premise data center servers and form the foundation for private cloud computing. As the market for data center server virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the foundation for public, private and hybrid cloud-based computing, including our VMware vCloud Suite, VMware vSphere with Operations Management and VMware vRealize suite offerings, our Horizon client virtualization offerings and our AirWatch mobile device management offerings. We have been increasing our focus on our hybrid cloud offerings, which include our vCloud Air service offerings, and we have been increasingly offering software as a service (“SaaS”) versions of our on-premises products, including our vRealize and Horizon suites, and certain AirWatch offerings. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of our private and hybrid cloud solutions as well as our client virtualization and mobile device management solutions. As the market for our server virtualization products matures and the scale of our business increases, our rate of revenue growth will depend largely upon the success of our newer product and service offerings. In addition, to the extent that our newer private and hybrid cloud solutions, as well as our client virtualization and mobile device management solutions are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
The large majority of our revenues have come from our server virtualization products including our flagship VMware vSphere product line. Decreases in demand for our server virtualization products could adversely affect our results of operations and financial condition.
The large majority of our revenues have come from our server virtualization products. Although we continue to develop other applications for our virtualization technology such as our network virtualization solution, VMware NSX, end-user computing products and hybrid cloud services and expand our offerings into related areas such as our vRealize SDDC management products and vCloud product suites, we expect that our server virtualization products and related enhancements and upgrades will constitute a majority of our revenues for the foreseeable future. Declines and variability in demand for our server virtualization products could occur as a result of:

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

Also, as more and more businesses achieve high levels of virtualization in their data centers, certain markets for our VMware vSphere product line have matured. Our sales of standalone VMware vSphere have declined as a portion of our overall business as we seek to transition our customers to product suites, our newer products and infrastructure-as-a-service offerings. If we fail to introduce compelling new features in future upgrades to our VMware vSphere product line, manage the transition to hybrid cloud platforms, develop new applications for our virtualization technology or provide product suites based on the VMware vSphere platform that address customer requirements for integration, automation and management of their IT systems, overall demand for products and services based on VMware vSphere may decline.
Due to our product concentration, our business, financial condition, results of operations, and cash flows would therefore be adversely affected by a decline in demand for our server virtualization products.
We face intense competition that could adversely affect our operating results.
The virtualization, cloud computing, end-user computing and software-defined data center industries are inter-related and rapidly evolving, and we face intense competition across all the markets for our products and services. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do.
We face competition from, among others:
Large, diversified enterprise software and hardware companies. These competitors supply a wide variety of products and services to, and have well-established relationships with, our current and prospective end users. For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products and services less attractive to our end users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. In addition, these competitors could integrate competitive capabilities into their existing products and services and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and offers built-in virtualization in the client version of Windows. As a result, existing and prospective VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required.
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, Rocket and OpenStack provide significant pricing competition and enable competing vendors to leverage these open source technologies to compete directly with our SDDC initiative. Enterprises and service providers have shown significant interest in building their own clouds based on open source projects such as OpenStack, and other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well.
Other industry alliances. Many of our competitors have entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. We expect these trends to continue as companies attempt to strengthen or maintain their positions in the evolving virtualization infrastructure and enterprise IT solutions industry. These alliances may result in more compelling product and service offerings than we offer.
Providers of public cloud infrastructure offerings. We compete with infrastructure-as-a service offerings from various public cloud providers such as Amazon, Microsoft, IBM and Google both directly through our vCloud Air offerings and indirectly, as these cloud providers present alternatives to VMware’s on-premises server virtualization products.
Our partners and members of our developer and technology partner ecosystem. We face competition from our partners. For example, third parties currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors. Additionally, as formerly distinct sectors of enterprise IT such as software-based virtualization and hardware-based server, networking and storage solutions converge, we also increasingly compete with companies who are members of our developer and technology partner ecosystem. Consequently, we may find it more difficult to continue to work together productively on other projects, and the advantages we derive from our ecosystem could diminish.
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

•
Our increasing focus on developing and marketing IT management and automation and infrastructure-as-a-service (including software-defined networking and vCloud Air) offerings that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings, and the duration of sales cycles for our offerings has increased as our customers’ purchasing decisions become more complex and require additional levels of approval.

•
We will need to develop appropriate pricing strategies for our new product initiatives. For example, it has frequently been challenging for software companies to derive significant revenue streams from open source projects, such as certain of our offerings. Additionally, in some cases our new product initiatives are predicated on converting free and trial users to paying customers of the premium tiers of these services, and therefore we must maintain a sufficient conversion ratio for such services to be profitable. Also, certain of our new product initiatives, such as our VCloud Air hybrid cloud services and our SaaS offerings, have a subscription model. We may not be able to accurately predict subscription renewal rates or their impact on results, and because revenue is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. Moreover, as customers transition to our hybrid cloud and SaaS products and services, our revenue growth rate may be adversely impacted, during the period of transition as we will recognize less revenue up-front than we would otherwise recognize as part of a multi-year license arrangement.

•
The success of our hybrid cloud offerings, including vCloud Air, and our SaaS offerings, will depend on the successful global implementation of the offering and building effective go-to-market strategies. We will need to build sales expertise and infrastructure to support the new offering that is capable of meeting customer requirements for security, reliability and regulatory compliance. Our vCloud Air hybrid cloud offering involves significant capital investment as well as technology risk, and may not be accepted by customers. Further, our newer hybrid cloud and SaaS offerings may lead our team to reduce the time spent on selling our existing product portfolio, which could have a material negative impact on revenues.

•
As we expand our vCloud Air hybrid cloud offerings globally, we may rely more upon joint ventures with established providers of IT products and services in particular regions, such as our joint venture with the Softbank Group to expand our vCloud Air hybrid cloud service to Japan. Joint ventures require close ongoing cooperation and commitments from the joint venture partners, and the willingness to devote adequate resources as required. If we are unable to continue our strategic alignment with joint venture partners or obtain the cooperation and commitments we are relying upon, our ability to successfully expand our hybrid cloud offerings globally will diminish.

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

•
Emerging IT sectors, such as cloud computing and SaaS, are frequently subject to a “first mover” effect pursuant to which certain product and service offerings can rapidly capture a significant portion of market share and developer attention. Therefore, because competitive product and service offerings in these sectors have gained broad adoption before ours, it may be difficult for us to displace such offerings regardless of the comparative technical merit, efficacy or cost of our products and services.

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

•
In connection with some of our product initiatives, including our hybrid cloud and mobile services, we expect that our customers may increasingly use our services to store and process personal information and other regulated data, increasing our potential exposure to cybersecurity breaches and data loss.

•
As we continue to develop and expand our hybrid cloud and SaaS offerings, we will need to continue to evolve our processes to meet a number of regulatory, intellectual property and contractual and service compliance challenges as we seek to transform significant portions of our business from a products- to a services-based organization and as our customers increasingly utilize our services to house their data and rely upon our services for their own continuous operations. These challenges include compliance with licenses for open source and third party software embedded in our hybrid cloud and SaaS offerings, maintaining compliance with export control and privacy regulations, protecting our services from external threats, maintaining the continuous service levels and data security expected by our customers, preventing the inappropriate use of our services and adapting our go-to-market efforts to clarify the increasing complexity in our product and service offerings for our customers.

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
Our hybrid cloud and SaaS offerings rely upon a number of third-party providers for data center space, equipment, maintenance and other colocation services, and the loss of, or problems with, one or more of these providers may impede the growth of our hybrid cloud offerings, adversely impact our plans to expand the vCloud Air and SaaS services and damage our reputation.
Our hybrid cloud and SaaS offerings, rely upon third-party providers to supply data center space, equipment maintenance and other colocation services. While we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to the contractual obligations under those agreements. For example, a data center landlord may fail to adequately maintain its facilities or provide an appropriate data center infrastructure for which it is responsible. If that were to happen, our ability to deliver services at levels acceptable to our customers and at levels that we have committed to could be impaired. Additionally, if the third parties that we rely on do fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our hybrid cloud offerings would be impaired.

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
We invoice and collect in certain non-U.S. dollar denominated currencies, thereby conducting a portion of our transactions in currencies other than the U.S. dollar. Although this practice may alleviate credit risk from our distributors during periods when the U.S. dollar strengthens, it shifts the risk of currency fluctuations to us and may negatively impact our revenues, unearned revenues, anticipated cash flows and financial results due to fluctuations in foreign currency exchange rates, particularly the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi relative to the U.S. dollar. While variability in operating margin may be reduced due to invoicing in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our consolidated financial statements. During the first three months of 2015 and fiscal year 2014 approximately 30% of our sales were invoiced and collected in certain non-U.S. dollar denominated currencies.
We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Although we expect the gains and losses on our foreign currency forward contracts to generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge, our hedging transactions may not yield the results we expect. Additionally, we expect to continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures. For example, we experienced a measurable negative impact to our revenues and unearned revenues in the fourth quarter of 2014 and the first quarter of 2015 due to exchange rate fluctuations and we expect a further negative impact during 2015 even if currency exchange rates stabilize. The further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenues.
We may not be able to respond to rapid technological changes with new solutions and services offerings, which could have a material adverse effect on our sales and profitability.
The virtualization, cloud computing, end-user computing and SDDC industries are characterized by rapid technological changes, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing has proven to be a disruptive technology that is altering the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to establish or sustain our thought leadership in the cloud computing and enterprise software fields, and our customers may not view our products and services as innovative and best-of-breed, which could result in a reduction in market share and our inability to command a pricing premium over competitor products and services. We may not be able to develop updated products and services that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices or certify our products and services to work with these systems and devices. As a result, we may not be able to accurately predict the lifecycle of our software solutions, and they may become obsolete before we receive the amount of revenues that we anticipate from them. There is no assurance that any of our new offerings would be accepted in the marketplace. Significant reductions in server-related costs or the rise of more efficient infrastructure management software could also affect demand for our software solutions. As hardware and processors become more powerful, we will have to adapt our product and service offerings to take advantage of the increased capabilities. For example, while the introduction of more powerful servers presents an opportunity for us to provide better products for our customers, the migration of servers to microprocessors with an increasing number of multiple cores also allows an end user with a given number of licensed copies of our software to multiply the number of virtualization machines run per server socket without having to purchase additional licenses from us. If we are unable to revise our solutions and offerings in response to new technological developments, our ability to retain or increase market share and revenues in the virtualization software space could be materially adversely affected.
Our operating results may fluctuate significantly, which makes our future results difficult to predict and may result in our operating results falling below expectations or our guidance and cause the price of our Class A common stock to decline.
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied upon as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occurs during the last two weeks of the quarter, which generally reflects customer buying patterns for enterprise technology. As a result, our quarterly operating results are difficult to predict even in the near term. If our revenues or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our Class A common stock would likely decline substantially.
In addition, factors that may affect our operating results include, among others:

•
general economic conditions in our domestic and international markets and the effect that these conditions have on our customers’ capital budgets and the availability of funding for software purchases;

•	fluctuations in demand, adoption rates, sales cycles (which have been increasing in length) and pricing levels for our products and services;

•	fluctuations in foreign currency exchange rates;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•
the timing of recognizing revenues in any given quarter, which, as a result of software revenue recognition policies, can be affected by a number of factors, including product announcements, beta programs and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the sale of our products and services in the time frames we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and services and enhancements that meet customer demand, certification requirements and technical requirements;

•	the introduction of new pricing and packaging models for our product offerings;

•	the timing of the announcement or release of upgrades or new products and services by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	seasonal factors such as the end of fiscal period budget expenditures by our customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for ELAs as original ELA terms expire;

•	the timing and amount of software development costs that may be capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	the recoverability of benefits from goodwill and acquired intangible assets, and the potential impairment of these assets.
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
Developing our products and services is expensive. Our investment in research and development may not result in marketable products or services or may result in products and services that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were approximately 20% of our total revenues during the three months ended March 31, 2015 and approximately 21% of our total revenues during the year ended 2014. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
Our sales cycles can be long and unpredictable, our sales efforts require considerable time and expense, and timing of sales is subject to changing purchasing behaviors of our customers. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products and services, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products and services offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product and service purchases are frequently subject to budget constraints, economic conditions, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product and service offerings and delay product and service sales. Economic downturns and uncertainty can also cause customers to add layers to their internal purchase approval processes, adding further time to a sales cycle. Additionally, as we sell more products and services to domestic and foreign governments, we may encounter lengthier sales cycles, complicated budgeting processes and complex procurement regulations. The growing complexity and variety of our product and service offerings can also increase sales cycles. These factors can have a particular impact on the timing and length of our ELA sales cycles and our overall sales during any particular fiscal period may have greater variability as a greater portion of our sales is made utilizing ELAs.
Additionally, our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last two weeks of each quarter. Similarly, our yearly sales have historically reflected a disproportionate percentage of the year’s sales in the fourth fiscal quarter. These patterns make prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increase the risk of unanticipated variations in financial condition and results of operations. We believe this uneven sales pattern is a result of many factors including the following:

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

•
increasing complexity of our product offerings as we introduce product suites such as our vCloud Suite and increasingly offer SaaS versions of our products, such as our vRealize, Horizon and AirWatch SaaS offerings, which can significantly increase the development time and effort necessary to achieve the interoperability of product suite components while maintaining product quality;

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
In addition, if we cannot adapt our business models to keep pace with industry trends, including the industry-wide transition to cloud-based computing, our cash flows and results of operations could be negatively impacted. For example, as we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. Additionally, we may fail to accurately predict subscription renewal rates or their impact on results of operations, and because revenues from subscriptions are recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Unauthorized parties have attempted to penetrate our network security and our website. Such cyberattacks threaten to misappropriate our proprietary information and cause interruptions of our IT services. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as our vCloud Air and SaaS businesses expand and we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments.
We have also outsourced a number of our business functions to third party contractors, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. We also use third parties to provide colocation services (i.e. data center services) for our hybrid cloud and SaaS offerings. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and services and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors, partners and vendors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees, contractors, partners or vendors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

•
defects and security vulnerabilities could be exploited or introduced into our software products or our hybrid cloud and SaaS offerings, thereby damaging the reputation and perceived reliability and security of our products and services and potentially making the data systems of our customers vulnerable to further data loss and cyber incidents; and

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
Revenues from customers outside the United States comprised approximately 50% and 52%, respectively, of our total revenues during the three months ended March 31, 2015 and 2014. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-

U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
For example, in December 2014, the Chinese government authorities implemented standards requiring foreign IT companies selling to Chinese banks to submit their software and other technology to intrusive security testing, include indigenous Chinese intellectual property and encryption technology in their software and disclose source code and other proprietary information to the Chinese government. Implementation of these standards was subsequently suspended in light of concerns communicated by banks and other parties. However, the authorities have indicated that revised standards may be announced in the future. If we are not able to, or choose not to, comply with any such future banking standards and other standards the Chinese government might implement in the future to cover other market sectors within China, our business in China may suffer.
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
Our success depends on the interoperability of our products and services with those of other companies.
The success of our products depends upon the cooperation of hardware, software and cloud hosting vendors to ensure interoperability with our products and offer compatible products and services to end users. To the extent that hardware, software and cloud hosting vendors perceive that their products and services compete with ours or those of our controlling stockholder, EMC Corporation (“EMC”), they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats, or engage in practices to actively limit the functionality, compatibility and certification of our products. In addition, vendors may fail to certify or support or continue to certify or support our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and it may be difficult and more costly for us to achieve functionality and service levels that would make our services attractive to end users, any of which could negatively impact our business and operating results.
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
Three of our distributors each accounted for 10% or more of our consolidated revenues during the first three months of 2015. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products or services under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Three of our distributors each accounted for 10% or more of our consolidated revenues during the first three months of 2015. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 39% of our total accounts receivable as of March 31, 2015 was from these three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenues from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
We are involved in litigation and regulatory inquiries and proceedings that could negatively affect us.
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to commercial, product liability, intellectual property, employment, class action, whistleblower and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations.
We have been, and expect to continue to be, subject to an increasing number of intellectual property infringement claims, including claims by entities that do not have operating businesses of their own and therefore limit our ability to seek counterclaims for damages and injunctive relief. In addition to monetary judgments, a judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Third parties may also assert infringement claims against our customers and channel partners, which could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties in connection with the use of our products.
These matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of the merit of such claims. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by an unfavorable resolution of one or more of these proceedings, claims, demands or investigations.
See Note I to “Notes to Condensed Consolidated Financial Statements” for a description of certain claims and litigations.
Our business is subject to a variety of U.S. and international laws and regulations regarding data protection.
Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data. As Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. Other nations have data privacy laws that, in some respects, are more stringent than privacy standards in the United States. As we expand our operations in these countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. We collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our product initiatives, including our mobile services and our hybrid cloud and SaaS offerings, our customers increasingly use our services to store and process personal information and other regulated data. We post, on our websites, and, where appropriate, within our products, our privacy policies and practices concerning our treatment of personal data. We also often include privacy commitments in our contracts. Any failure by us to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
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
Since our hybrid cloud and SaaS offerings are web-based, our customers store their data on our servers and our vendors’ servers. This data may include personal data. It may also include protected health information (“PHI”) that may be subject to federal, state and international health care privacy, data privacy or security laws, including the Health Insurance Portability and Accountability Act (“HIPAA”). HIPAA has been amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) with the result of increased civil penalties. As a result of HIPAA and the HITECH Act, business associates who have access to PHI provided by covered entities and other business associates are now directly subject to HIPAA. When our customers place PHI into our hybrid cloud services, including vCloud Air or our services hosted on our vCloud Air, we may be required to comply with HIPAA’s data security requirements and may be liable for sanctions and penalties for failure to do so. Any systems failure or compromise of our security that results in the release of our customers’ data could (i) subject us to substantial damage claims from our customers, (ii) expose us to costly regulatory remediation, and (iii) harm our reputation and brand. We may also need to expend significant resources to protect against security breaches.
If we fail to comply with our customer contracts or government contracting regulations, our business could be adversely affected.
Contracts with many of our customers include unique and specialized performance requirements. In particular, our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. In the ordinary course of business, we also receive inquiries from and have ongoing discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. We continue to cooperate with the U.S. General Services Administration and the Department of Justice in their inquiries regarding our government sales practices between 2007 and 2013. We have accrued a liability of $11 million in connection with this matter as the loss was determined to be both probable and reasonably estimable. While no formal legal proceedings have been commenced, final resolution of the matter could result in a liability materially different from the accrued amount, and there can be no assurance that actions will not be commenced in the future. If our customer contracts are terminated, if we are suspended from government work or fines or other government sanctions are imposed, or if our ability to compete for new contracts is adversely affected, our business, operating results or financial condition could be adversely affected.
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
Many of our products and services incorporate so-called “open source” software, and we may incorporate open source software into other products and services in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. Open source licensors generally do not provide warranties or assurance of title or controls on origin of the software, which exposes us to potential liability if the software fails to work or infringes the intellectual property of a third party.
We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend and avoid exposing us to unacceptable financial risk. However, the processes we follow to monitor our use of open source software could fail to achieve their intended result. In addition, although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of terms in most of these licenses, which increases the risk that a court could interpret the license differently than we do.
From time to time, we receive inquiries or claims from authors or distributors of open source software included in our products regarding our compliance with the conditions of one or more open source licenses. An adverse outcome to a claim could require us to:

•	pay significant damages;

•	stop distributing our products that contain the open source software;

•	revise or modify our product code to remove alleged infringing code;

•	release the source code of our proprietary software; or

•	take other steps to avoid or remedy an alleged infringement.
In March 2015, a software developer who alleges that software code he wrote is used in a component of our vSphere product filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of an open source license General Public License v.2 (“GPL v.2”), and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. Although we intend to vigorously defend the lawsuit, an adverse outcome to this or other claims could have a material adverse impact on our intellectual property rights, our operating results and financial condition.
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
We have acquired in the past and plan to acquire in the future other businesses, products or technologies. Acquisitions involve significant risks and uncertainties, which include:

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

•
assuming the liabilities of the acquired business, including acquired litigation-related liabilities and regulatory compliance issues, and potential litigation or regulatory action arising from a proposed or completed acquisition;

•	maintaining good relationships with customers or business partners of the acquired business or our own customers as a result of any integration of operations;

•	product liability, customer liability or intellectual property liability associated with the sale of the acquired business’s products;

•
unidentified issues not discovered during the diligence process, including issues with the acquired business’s intellectual property, product quality, security, privacy practices, accounting practices, regulatory compliance or legal contingencies;

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
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. Since the start of 2014, our goodwill balance increased by $954 million or 32% primarily as a result of acquisitions made during the year. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our results of operations.
Problems with our information systems could interfere with our business and could adversely impact our operations.
We rely on our information systems and those of third parties for processing customer orders, delivering products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations and otherwise running our business. If our systems fail, our disaster and data recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems. For example, we are in the midst of a multi-year project to replace our enterprise resource planning software. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our business. Additionally, our information systems may not support new business models and initiatives and significant investments could be required in order to upgrade them. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Additionally, delays in adapting our information systems to address new business models could limit the success or result in the failure of such initiatives and impair the effectiveness of our internal controls. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial condition, results of operations and cash flows could be negatively impacted.
Our financial results may be adversely impacted by higher than expected tax rates, and we may have exposure to additional tax liabilities.
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we are subject to income and non-income tax examinations. Currently, the EMC consolidated tax group, of which we are a part, is under federal income tax audit for 2009 and 2010 (which is currently expected to be completed during 2015), and the IRS also commenced the tax audit for 2011 during the first quarter of 2015. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our financial condition or results of operations.
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
During October 2014, Ireland announced revisions to its tax regulations that will require foreign earnings earned by our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax regulations in Ireland beginning in 2021, and we may proactively make structural changes that impact our tax rates prior to that date. Additionally, the U.S. and other countries where we do business have been considering changes to existing tax laws. These potential changes could also adversely affect our effective tax rate.
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
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results. For example, during May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard is effective for us in the first quarter of 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. In April 2015, the FASB proposed a one-year delay in the effective date of the new standard to 2018. Under this proposal, early adoption will be allowed, but not earlier than the original effective date. We have not selected a transition method and are currently evaluating the effect that the updated standard will have on our condensed consolidated financial statements and related disclosures.

Risks Related to Our Relationship with EMC
As long as EMC controls us, or Class B common stock remains outstanding, other holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.
As of March 31, 2015, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 80.6% of the total outstanding shares of common stock or 97.4% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
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
In addition, until such time as EMC or its successor-in-interest beneficially owns shares of our common stock representing less than a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC will have the ability to take stockholder action without the vote of any other stockholder and without having to call a stockholder meeting, and holders of our Class A common stock will not be able to affect the outcome of any stockholder vote during this period. As a result, EMC will have the ability to control all matters affecting us, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies;

•	any determinations with respect to significant mergers, acquisitions and other business combinations;

•	our acquisition or disposition of a significant amount of assets;

•	our financing activities;

•	certain changes to our certificate of incorporation;

•	changes to the agreements we entered into in connection with our transition to becoming a public company;

•	corporate opportunities that may be suitable for us and EMC;

•	determinations with respect to enforcement of rights we may have against third parties, including with respect to intellectual property rights;

•	the payment of dividends on our common stock; and

•	the number of shares available for issuance under our stock plans for our prospective and existing employees.
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
If EMC indicates to us that it will not provide any requisite consent allowing us to conduct such activities when or if requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed. EMC’s voting control and its additional rights described above may discourage transactions involving a change of control of us, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. EMC is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of our Class A common stock and without providing for a purchase of any shares of Class A common stock held by persons other than EMC. Accordingly, shares of Class A common stock may be worth less than they would be if EMC did not maintain voting control over us or if EMC did not have the additional rights described above.
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
We engage in related persons transactions with EMC that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with EMC, that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services. Additionally, we contributed technology and transferred employees to Pivotal in 2013 and continue to hold a significant ownership interest in Pivotal.  For more information, refer to Note K to the Notes to the condensed consolidated financial information and “Our Relationship with EMC” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this periodic report, and “Transactions with Related Persons” in the proxy statement for our 2015 annual meeting of stockholders.
We believe that these related persons transactions provide us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of EMC and its subsidiaries for the benefit of our customers and shareholders while enabling us to compete more effectively with competitors who are much larger than us. However, these transactions may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Our participation in these transactions may also cause certain of our other vendors and ecosystem partners who compete with EMC and its subsidiaries to also view us as their competitors. Additionally, if Pivotal requires additional funding, we may be asked to contribute capital resources to Pivotal or accept dilution in our ownership interest, and we may be unable to realize any value from the technology and resources that we contributed to Pivotal.
Our business and EMC’s business overlap, and EMC may compete with us, which could reduce our market share.
We and EMC are both IT infrastructure companies providing products and services that overlap in various areas. EMC competes with us in certain areas now and may engage in increased competition with us in the future. In addition, the intellectual property agreement that we have entered into with EMC provides EMC the ability to use our source code and intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. EMC’s rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where EMC holds a majority position and one or more of our competitors hold minority positions.

EMC could assert control over us in a manner which could impede our growth or our ability to enter new markets or otherwise adversely affect our business. Further, EMC could utilize its control over us to cause us to take or refrain from taking certain actions, including entering into relationships with channel, technology and other marketing partners, enforcing our intellectual property rights or pursuing business combinations, other corporate opportunities (which EMC is expressly permitted to pursue under our certificate of incorporation) or product development initiatives that could adversely affect our competitive position, including our competitive position relative to that of EMC in markets where we compete with them. In addition, EMC maintains significant partnerships with certain of our competitors, including Microsoft.
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
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation or certain of its subsidiaries for state and local income tax purposes. Pursuant to our tax sharing agreement with EMC, we and EMC generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in EMC’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. When we become subject to federal income tax audits as a member of EMC's consolidated group, the tax sharing agreement provides that EMC has authority to control the audit and represent EMC and VMware's interests to the IRS. Accordingly, if we and EMC differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired. In addition, if EMC effects a 355 Distribution that is subsequently determined to be taxable, VMware could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.
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
Disputes may arise between EMC and us in a number of areas relating to our ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from EMC;

•	our reseller arrangements with EMC;

•	tax matters that involve us as a member of EMC's consolidated group;

•	employee retention and recruiting;

•	business combinations involving us;

•	our ability to engage in activities with certain channel, technology or other marketing partners;

•	sales or dispositions by EMC of all or any portion of its ownership interest in us;

•	the nature, quality and pricing of services EMC has agreed to provide us or we have agreed to provide to EMC;

•	arrangements with third parties that are exclusionary to EMC;

•	arrangements with EMC for collaborative product or technology development, marketing and sales activities involving our technology, employees and other resources;

•	business opportunities that may be attractive to both EMC and us; and

•	product or technology development or marketing activities or customer agreements which may require the consent of EMC.
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
The financial information covering the periods included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. If EMC were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to VMware, including the fact that VMware would lose the benefit of these arrangements with EMC. There can be no assurance that VMware would be able to renegotiate these arrangements with EMC or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with EMC. Moreover, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. During the three months ended March 31, 2015, we recognized revenues of $89 million, and as of March 31, 2015, $291 million of sales were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2014 and March 31, 2015, the closing trading price of our Class A common stock was volatile, ranging between $75.06 and $111.80 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.
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
Additionally, broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general and technology companies in particular have often experienced extreme price and volume fluctuations. Our public float is also relatively small due to EMC’s holdings, which can result in greater volatility in our stock compared to that of other companies with a market capitalization similar to ours. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.
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
As our controlling shareholder, EMC has the ability to prevent a change in control of VMware. Provisions in our certificate of incorporation and bylaws may also have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended March 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)(3)
January 1 – January 31, 2015	602,964	$79.14	602,964	$1,912,442,816
February 1 – February 28, 2015	2,761,535	80.63	2,761,535	1,689,772,805
March 1 – March 31, 2015	2,001,973	83.75	2,001,973	1,522,114,892
	5,366,472	$81.63	5,366,472	1,522,114,892

(1)
In January 2015, VMware’s Board of Directors authorized the repurchase of up to an additional one billion dollars of VMware’s Class A common stock through the end of 2017. The January 2015 authorization was in addition to the authorization approved in August 2014 for the repurchase of up to one billion dollars of VMware’s Class A common stock through the end of 2016. VMware’s Class A common stock has been, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

(2)	The average price paid per share excludes commissions.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.6+	2007 Equity and Incentive Plan, as amended and restated March 16, 2015	X
10.10+	Form of Restricted Stock Unit Agreement, as amended March 16, 2015	X
10.19+	Form of Performance Stock Unit Agreement, as amended March 16, 2015	X
10.28+	Change in Control Retention Plan, adopted February 25, 2015		10-K	2/26/2015
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	May 4, 2015	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.6+	2007 Equity and Incentive Plan, as amended and restated March 16, 2015	X
10.10+	Form of Restricted Stock Unit Agreement, as amended March 16, 2015	X
10.19+	Form of Performance Stock Unit Agreement, as amended March 16, 2015	X
10.28+	Change in Control Retention Plan, adopted February 25, 2015		10-K	2/26/2015
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X