Form 10-Q
period 2015-06-30
VMWARE, INC.
filed 2015-08-05
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2015, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 422,071,688 of which 122,071,688 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, vSphere, vCloud, vCloud Suite, Horizon Suite, VMware NSX, Virtual SAN, vCloud Air, Horizon, vRealize, Immidio, Workspace Environment Management, and AirWatch are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
License	$638	$614	$1,214	$1,175
Services	959	843	1,894	1,642
GSA settlement	(76)	—	(76)	—
Total revenues	1,521	1,457	3,032	2,817
Operating expenses (1):
Cost of license revenues	46	46	96	96
Cost of services revenues	204	172	397	323
Research and development	322	317	627	610
Sales and marketing	565	544	1,100	1,018
General and administrative	180	179	367	330
Realignment charges	(2)	(1)	21	(1)
Operating income	206	200	424	441
Investment income	13	9	25	18
Interest expense with EMC	(7)	(7)	(13)	(12)
Other income, net	1	—	—	—
Income before income taxes	213	202	436	447
Income tax provision	41	35	68	81
Net income	$172	$167	$368	$366
Net income per weighted-average share, basic for Class A and Class B	$0.41	$0.39	$0.86	$0.85
Net income per weighted-average share, diluted for Class A and Class B	$0.40	$0.38	$0.86	$0.84
Weighted-average shares, basic for Class A and Class B	424,169	430,216	426,055	430,050
Weighted-average shares, diluted for Class A and Class B	426,797	434,199	428,772	434,218
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$—	$1	$1	$2
Cost of services revenues	10	11	22	20
Research and development	53	66	107	126
Sales and marketing	43	43	81	84
General and administrative	17	18	31	35
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$172	$167	$368	$366
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $(4), $2, $0 and $2	(5)	3	1	4
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of taxes of $0 for all periods	5	—	(3)	—
Reclassification of (gains) realized during the period, net of taxes of $0 for all periods	(2)	—	—	—
Net change in market value of effective foreign currency forward contracts	3	—	(3)	—
Total other comprehensive income (loss)	(2)	3	(2)	4
Total comprehensive income, net of taxes	$170	$170	$366	$370
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,791	$2,071
Short-term investments	5,205	5,004
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,214	1,520
Due from related parties, net	—	49
Deferred tax assets	240	248
Other current assets	262	238
Total current assets	8,712	9,130
Property and equipment, net	1,112	1,035
Other assets	171	174
Deferred tax assets	195	165
Intangible assets, net	682	748
Goodwill	3,981	3,964
Total assets	$14,853	$15,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163	$203
Accrued expenses and other	762	811
Due to related parties, net	8	—
Unearned revenues	3,022	2,982
Total current liabilities	3,955	3,996
Notes payable to EMC	1,500	1,500
Unearned revenues	1,791	1,851
Other liabilities	296	283
Total liabilities	7,542	7,630
Contingencies (refer to Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 122,920 and 129,359 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	2,737	3,380
Accumulated other comprehensive loss	(3)	(1)
Retained earnings	4,566	4,198
Total VMware, Inc.’s stockholders’ equity	7,304	7,581
Non-controlling interests	7	5
Total stockholders’ equity	7,311	7,586
Total liabilities and stockholders’ equity	$14,853	$15,216
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$368	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	164
Stock-based compensation	242	267
Excess tax benefits from stock-based compensation	(26)	(26)
Deferred income taxes, net	(22)	(79)
Other	(1)	2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	305	130
Other assets	(13)	(43)
Due to/from related parties, net	63	(33)
Accounts payable	(33)	(8)
Accrued expenses	27	56
Income taxes payable	(49)	112
Unearned revenues	(21)	251
Net cash provided by operating activities	999	1,159
Investing activities:
Additions to property and equipment	(184)	(153)
Purchases of available-for-sale securities	(2,095)	(1,976)
Sales of available-for-sale securities	1,373	941
Maturities of available-for-sale securities	524	322
Purchases of strategic investments	(4)	(40)
Business acquisitions, net of cash acquired	(21)	(1,068)
Decrease (increase) in restricted cash	1	(76)
Other investing	2	(10)
Net cash used in investing activities	(404)	(2,060)
Financing activities:
Proceeds from issuance of common stock	69	99
Proceeds from issuance of notes payable to EMC	—	1,050
Reduction in capital from EMC	—	(24)
Proceeds from non-controlling interests	4	—
Repurchase of common stock	(850)	(407)
Excess tax benefits from stock-based compensation	26	26
Shares repurchased for tax withholdings on vesting of restricted stock	(124)	(94)
Net cash provided by (used in) financing activities	(875)	650
Net decrease in cash and cash equivalents	(280)	(251)
Cash and cash equivalents at beginning of the period	2,071	2,305
Cash and cash equivalents at end of the period	$1,791	$2,054
Supplemental disclosures of cash flow information:
Cash paid for interest	$14	$13
Cash paid for taxes, net	136	46
Non-cash items:
Changes in capital additions, accrued but not paid	$(22)	$11
Fair value of stock-based awards assumed in acquisition	—	24
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
As of June 30, 2015, EMC Corporation (“EMC”) held 81.1% of VMware’s outstanding common stock and 97.4% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements.
Management believes the assumptions underlying the condensed consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with EMC may not be considered arm’s length with an unrelated third party. Therefore, the financial statements included herein may not necessarily reflect the results of operations, financial position and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future if and when VMware contracts at arm’s length with unrelated third parties for the services the Company receives from and provides to EMC.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. Non-controlling interests are presented as a separate component within total stockholders’ equity and represent the equity and cumulative pro-rata share of the results of operations attributable to the non-controlling interests. Net earnings attributable to the non-controlling interests are included in other income, net on the condensed consolidated statements of income and are not presented separately as the amounts were not material for the periods presented. All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with EMC and its subsidiaries are generally settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying transaction.
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
New Accounting Pronouncement
During May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Upon adoption, entities will be required to recognize the amount of revenue that they expect to be entitled to for the transfer of promised goods or services to their customers. The updated standard is effective for the Company in the first quarter of 2018 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted, but not earlier than the first quarter of 2017. The Company has not selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
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
Definite-Lived Intangible Assets, Net
As of June 30, 2015 and December 31, 2014, definite-lived intangible assets consisted of the following (amounts in table in millions):

	June 30, 2015
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$698	$(299)	$399
Leasehold interest	34.9	149	(18)	131
Customer relationships and customer lists	8.2	157	(62)	95
Trademarks and tradenames	8.6	61	(13)	48
Other	2.9	20	(11)	9
Total definite-lived intangible assets		$1,085	$(403)	$682

	December 31, 2014
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$699	$(252)	$447
Leasehold interest	34.9	149	(15)	134
Customer relationships and customer lists	8.2	157	(53)	104
Trademarks and tradenames	8.6	61	(9)	52
Other	2.7	18	(7)	11
Total definite-lived intangible assets		$1,084	$(336)	$748

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization expense on definite-lived intangible assets was $37 million and $74 million during the three and six months ended June 30, 2015, respectively, and $36 million and $67 million during the three and six months ended June 30, 2014, respectively.
Based on intangible assets recorded as of June 30, 2015 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in millions):

Remainder of 2015	$72
2016	128
2017	121
2018	108
2019	87
Thereafter	166
Total	$682
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the six months ended June 30, 2015 (table in millions):

Balance, January 1, 2015	$3,964
Increase in goodwill related to a business combination	17
Balance, June 30, 2015	$3,981
C. Realignment Charges
During the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. As a result of this action, $21 million of realignment charges were recognized during the six months ended June 30, 2015, which consisted of severance-related costs. An immaterial credit was recognized during the three months ended June 30, 2015. As of June 30, 2015, $2 million remained in accrued expenses and other on the condensed consolidated balance sheets and is expected to be paid during 2015.
The following table summarizes the activity for the accrued realignment charges for the six months ended June 30, 2015 (table in millions):

	Six Months Ended June 30, 2015
	Balance as of January 1, 2015	Realignment Charges	Utilization	Balance as of June 30, 2015
Severance-related costs	$8	$21	$(27)	$2
No realignment charges were recognized during the three and six months ended June 30, 2014.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computations of basic and diluted net income per share during the three and six months ended June 30, 2015 and 2014 (net income in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$172	$167	$368	$366
Weighted-average shares, basic for Class A and Class B	424,169	430,216	426,055	430,050
Effect of dilutive securities	2,628	3,983	2,717	4,168
Weighted-average shares, diluted for Class A and Class B	426,797	434,199	428,772	434,218
Net income per weighted-average share, basic for Class A and Class B	$0.41	$0.39	$0.86	$0.85
Net income per weighted-average share, diluted for Class A and Class B	$0.40	$0.38	$0.86	$0.84
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the three and six months ended June 30, 2015 and 2014, because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Anti-dilutive securities:
Employee stock options	2,100	1,085	2,206	1,007
Restricted stock units	90	2	399	4
Total	2,190	1,087	2,605	1,011

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of June 30, 2015 and December 31, 2014 consisted of the following (tables in millions):

	June 30, 2015
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$787	$—	$—	$787
Cash equivalents:
Money-market funds	$990	$—	$—	$990
U.S. and foreign corporate debt securities	7	—	—	7
Municipal obligations	7	—	—	7
Total cash equivalents	$1,004	$—	$—	$1,004
Short-term investments:
U.S. Government and agency obligations	$654	$1	$—	$655
U.S. and foreign corporate debt securities	3,293	4	(5)	3,292
Foreign governments and multi-national agency obligations	27	—	—	27
Municipal obligations	887	1	—	888
Asset-backed securities	36	—	—	36
Mortgage-backed securities	308	—	(1)	307
Total short-term investments	$5,205	$6	$(6)	$5,205
Other assets:
Marketable available-for-sale equity securities	$15	$—	$—	$15

	December 31, 2014
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$885	$—	$—	$885
Cash equivalents:
Money-market funds	$1,130	$—	$—	$1,130
U.S. and foreign corporate debt securities	54	—	—	54
Foreign governments and multi-national agency obligations	2	—	—	2
Total cash equivalents	$1,186	$—	$—	$1,186
Short-term investments:
U.S. Government and agency obligations	$542	$—	$—	$542
U.S. and foreign corporate debt securities	3,236	3	(5)	3,234
Foreign governments and multi-national agency obligations	23	—	—	23
Municipal obligations	930	2	—	932
Asset-backed securities	53	—	—	53
Mortgage-backed securities	221	—	(1)	220
Total short-term investments	$5,005	$5	$(6)	$5,004
Refer to Note F for further information regarding the fair value of VMware’s cash equivalents and investments.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The realized gains and losses on investments during the three and six months ended June 30, 2015 and 2014 were not material.
Unrealized losses on cash equivalents and investments as of June 30, 2015 and December 31, 2014, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in millions):

	June 30, 2015		December 31, 2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$1,718	$(5)	$1,964	$(5)
Mortgage-backed securities	169	(1)	107	(1)
Total	$1,887	$(6)	$2,071	$(6)
Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for twelve months or greater, were not material as of June 30, 2015 and December 31, 2014.
Contractual Maturities
The contractual maturities of short-term investments held at June 30, 2015 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,363	$1,363
Due after 1 year through 5 years	3,511	3,512
Due after 5 years through 10 years	107	107
Due after 10 years	224	223
Total short-term investments	$5,205	$5,205
F. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

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
VMware’s fixed income securities are primarily classified as Level 2, with the exception of some of the U.S. Government and agency obligations which are classified as Level 1. Additionally, VMware’s Level 2 classification includes foreign currency forward contracts and notes payable to EMC. At June 30, 2015 and December 31, 2014, VMware’s Level 2 securities were generally priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
VMware does not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of June 30, 2015 and December 31, 2014, and there have been no transfers between fair value measurement levels during the three and six months ended June 30, 2015 and 2014.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s money-market funds, available-for-sale securities, and foreign currency forward contracts, that were required to be measured at fair value as of June 30, 2015 and December 31, 2014 (tables in millions):

	June 30, 2015
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$990	$—	$990
U.S. and foreign corporate debt securities	—	7	7
Municipal obligations	—	7	7
Total cash equivalents	$990	$14	$1,004
Short-term investments:
U.S. Government and agency obligations	$443	$212	$655
U.S. and foreign corporate debt securities	—	3,292	3,292
Foreign governments and multi-national agency obligations	—	27	27
Municipal obligations	—	888	888
Asset-backed securities	—	36	36
Mortgage-backed securities	—	307	307
Total short-term investments	$443	$4,762	$5,205
Other assets:
Marketable available-for-sale equity securities	$15	$—	$15
Accrued expenses and other:
Foreign currency forward contracts	$—	$(3)	$(3)

	December 31, 2014
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,130	$—	$1,130
U.S. and foreign corporate debt securities	—	54	54
Foreign governments and multi-national agency obligations	—	2	2
Total cash equivalents	$1,130	$56	$1,186
Short-term investments:
U.S. Government and agency obligations	$353	$189	$542
U.S. and foreign corporate debt securities	—	3,234	3,234
Foreign governments and multi-national agency obligations	—	23	23
Municipal obligations	—	932	932
Asset-backed securities	—	53	53
Mortgage-backed securities	—	220	220
Total short-term investments	$353	$4,651	$5,004
Other current assets:
Foreign currency forward contracts	$—	$1	$1
Accrued expenses and other:
Foreign currency forward contracts	$—	$(1)	$(1)
VMware has elected not to record its notes payable to EMC at fair value, but has measured the notes at fair value for disclosure purposes. As of June 30, 2015 and December 31, 2014, the fair value of the notes payable to EMC was $1,510 million and $1,503 million, respectively. Fair value was estimated based on observable market interest rates (Level 2 inputs).

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware offers a deferred compensation plan for eligible employees that allows participants to defer payment for part or all of their compensation. VMware’s results of operations are not significantly affected by this plan since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets and liabilities associated with this plan were both approximately $14 million and $8 million as of June 30, 2015 and December 31, 2014, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
VMware evaluated the strategic investments in its portfolio accounted for under the cost method to assess whether any of its strategic investments were other-than-temporarily impaired. VMware uses Level 3 inputs as part of its impairment analysis, including, pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance. The estimated fair value of these investments is considered in VMware’s impairment review if any events or changes in circumstances occur that might have a significant adverse effect on their value. During the three and six months ended June 30, 2015 and 2014, VMware did not recognize an other-than-temporary impairment charge for a non-recoverable strategic investment.
During the three and six months ended June 30, 2015 and 2014, VMware did not have material realized gains or losses on strategic investments. Strategic investments are included in other assets on the condensed consolidated balance sheets. The carrying value of VMware’s strategic investments was $98 million and $110 million as of June 30, 2015 and December 31, 2014, respectively.
G. Derivatives and Hedging Activities
VMware conducts business on a global basis in multiple foreign currencies, subjecting the Company to foreign currency risk. To mitigate this risk, VMware utilizes hedging contracts as described below, which potentially expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. VMware manages counterparty risk by seeking counterparties of high credit quality, by monitoring credit ratings and credit spreads of, and other relevant public information about its counterparties. VMware does not, and does not intend to, use derivative instruments for trading or speculative purposes.
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into foreign currency forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and six months ended June 30, 2015 and 2014, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not material. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income, net on the condensed consolidated statements of income as incurred.
VMware enters into forward contracts annually, which have maturities of 12 months or less. As of June 30, 2015 and December 31, 2014, VMware had foreign currency forward contracts designated as cash flow hedges with a total notional value of $119 million and $240 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and six months ended June 30, 2015 and 2014, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges
VMware has established a program that utilizes foreign currency forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income, net on the condensed consolidated statements of income.
VMware enters into foreign currency forward contracts on a monthly basis, which typically have a contractual term of one month. As of June 30, 2015 and December 31, 2014, VMware had outstanding forward contracts with a total notional value of $645 million and $697 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three and six months ended June 30, 2015, VMware recognized a loss of $20 million and gain of $21 million, respectively, relating to the settlement of foreign currency forward contracts. During both the three and six months ended June 30, 2014, VMware recognized a loss of $5 million. Gains and losses are recorded in other income, net on the condensed consolidated statements of income.
The combined gains and losses derived from the settlement of foreign currency forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net loss of $3 million and $9 million during the three and six months ended June 30, 2015, respectively. The combined gains and losses derived from the settlement of foreign currency forward contracts and the underlying foreign currency denominated assets and liabilities were immaterial during the three and six months ended June 30, 2014. Net gains and losses are recorded in other income, net on the condensed consolidated statements of income.
H. Unearned Revenues
Unearned revenues as of June 30, 2015 and December 31, 2014 consisted of the following (table in millions):

	June 30,	December 31,
	2015	2014
Unearned license revenues	$481	$488
Unearned software maintenance revenues	3,894	3,905
Unearned professional services revenues	438	440
Total unearned revenues	$4,813	$4,833
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. The amount of unearned revenues is impacted by timing of both product promotion offers and delivery of the future products offered as part of a product promotion. In the event the arrangement does not include professional services, unearned license revenues may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist. Total unearned license revenues may vary over periods for a variety of factors, including the type and level of promotions offered, and the timing of when the products are delivered upon general availability.
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at June 30, 2015 was approximately 2.0 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
I. Contingencies
Litigation
During June 2015, VMware reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that VMware's government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction of VMware's total revenues during the three months ended June 30, 2015.
On March 27, 2015, Phoenix Technologies (“Phoenix”) filed a complaint against VMware in the U.S. District Court for the Northern District of California asserting claims for copyright infringement and breach of contract relating to a version of Phoenix’s BIOS software that VMware licensed from Phoenix. In the lawsuit, Phoenix is seeking injunctive relief and monetary damages. VMware believes that it has meritorious defenses in connection with this lawsuit, and currently a reasonably possible loss or range of loss cannot be estimated.
On March 4, 2015, Christoph Hellwig, a software developer who alleges that software code he wrote is used in a component of the Company's vSphere product, filed a lawsuit against VMware in Germany alleging copyright infringement for failing to comply with the terms of an open source General Public License v.2 (“GPL v.2”) and seeking an order requiring VMware to comply with the GPL v.2 or cease distribution of any affected code within Germany. VMware believes that it has

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

meritorious defenses in connection with this lawsuit, and currently a reasonably possible loss or range of loss cannot be estimated.
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
VMware believes that it has valid defenses against each of the ongoing legal matters disclosed. However, given the unpredictable nature of legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a material adverse effect on VMware’s condensed consolidated financial statements.
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
The following table summarizes stock repurchase authorizations that remain open as of June 30, 2015 (amounts in table in millions):

Authorization Date	Amount Authorized	Expiration Date	Status
January 27, 2015	$1,000	December 31, 2017	Open
August 6, 2014	$1,000	December 31, 2016	Open
As of June 30, 2015, the cumulative authorized amount remaining for repurchase was $1,110 million.
The following table summarizes stock repurchase activity during the three and six months ended June 30, 2015 and 2014 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Aggregate purchase price	$412	$238	$850	$407
Class A common shares repurchased	4,750	2,488	10,116	4,255
Weighted-average price per share	$86.71	$95.73	$84.02	$95.67
The aggregate purchase price of repurchased shares includes commissions and is classified as a reduction to additional paid-in capital.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware Stock Options
The following table summarizes stock option activity since January 1, 2015 (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2015	5,869	$50.54
Granted	13	84.68
Forfeited	(130)	61.28
Exercised	(2,085)	30.67
Outstanding, June 30, 2015	3,667	61.60
The stock options outstanding as of June 30, 2015 had an aggregate intrinsic value of $99 million based on VMware’s closing price as of June 30, 2015.
VMware Restricted Stock
VMware's restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on VMware's stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware's restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain of VMware’s executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. As of June 30, 2015, the number of PSUs outstanding includes certain PSUs for which performance conditions have concluded but that remain subject to certain service conditions.
The following table summarizes restricted stock activity since January 1, 2015 (units in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2015	12,585	$88.88
Granted	5,170	87.04
Vested	(2,813)	85.20
Forfeited	(872)	86.89
Outstanding, June 30, 2015	14,070	87.70
The total fair value of VMware restricted stock that vested during the six months ended June 30, 2015 was $240 million. As of June 30, 2015, restricted stock representing 14.1 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,206 million based on VMware’s closing price as of June 30, 2015.
As of June 30, 2015, the total unrecognized compensation cost for stock options and restricted stock was $1,009 million and will be recognized through 2019 with a weighted-average remaining period of 1.6 years.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the six months ended June 30, 2015 and 2014 were as follows (tables in millions):

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Total
Balance, January 1, 2015	$—	$(1)	$(1)
Unrealized gain (loss), net of taxes of $0	1	(3)	(2)
Balance, June 30, 2015	$1	$(4)	$(3)

	Unrealized Gain on Available-for-Sale Securities	Total
Balance, January 1, 2014	$4	$4
Unrealized gain, net of taxes of $2	4	4
Balance, June 30, 2014	$8	$8
Unrealized gains on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income in the period that such gains are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense line items on the condensed consolidated statements of income during the three and six months ended June 30, 2015 and 2014, were not material.
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

•
Pursuant to an ongoing distribution agreement, VMware acts as the selling agent for certain products and services of Pivotal Software, Inc. (“Pivotal”), a subsidiary of EMC, in exchange for an agency fee. Under this agreement, cash is collected from the end user by VMware and remitted to Pivotal, net of the contractual fee.

•	VMware provides various transition services to Pivotal. Support costs incurred by VMware are reimbursed to VMware and are recorded as a reduction to the costs incurred by VMware.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Information about VMware’s revenues and receipts from such arrangements with EMC during the three and six months ended June 30, 2015 and 2014 and unearned revenues as of June 30, 2015 and December 31, 2014 consisted of the following (table in millions):

	Revenues and Receipts from EMC				Unearned Revenues from EMC
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Reseller revenues	$69	$43	$131	$89	$261	$290
Internal-use revenues	6	5	9	13	14	18
Professional services revenues	24	18	48	40	3	9
Agency fee revenues	3	1	4	2	—	—
Reimbursement for transition services	1	—	2	2	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

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

Information about VMware’s costs from such arrangements with EMC for the three and six months ended June 30, 2015 and 2014 consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Purchases and leases of products and purchases of services	$12	$12	$31	$33
Collaborative technology project costs	1	3	3	7
EMC subsidiary support and administrative costs	26	35	54	76
VMware also purchases EMC products through EMC's channel partners. Purchases of EMC products through EMC's channel partners were $18 million and $26 million during the three and six months ended June 30, 2015, respectively, and $8 million and $11 million during the three and six months ended June 30, 2014, respectively.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between VMware and EMC, payments are made between VMware and EMC related to VMware's portion of federal income taxes on EMC's consolidated tax return as well as income taxes for states in which combined state income tax returns are filed. The following table summarizes these payments made between VMware and EMC during the three and six months ended June 30, 2015 and 2014 (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Payments from VMware to EMC	$43	$—	$92	$20
Payments made by VMware to EMC result from VMware having a tax liability. The amount that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differs from the amount VMware would owe on a separate return basis, and the difference is presented as a component of stockholders’ equity. During the three and six months ended June 30, 2015 and 2014, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related party transactions with EMC described above, amounts due to and from related parties, net as of June 30, 2015 and December 31, 2014 consisted of the following (table in millions):

	June 30,	December 31,
	2015	2014
Due to related parties	$(85)	$(76)
Due from related parties	77	125
Due (to) from related parties, net	$(8)	$49

Income tax due (to) from related parties	$6	$(40)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement with EMC.
Notes Payable to EMC
VMware and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million includes $450 million that was exchanged for the $450 million promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and six months ended June 30, 2015, $7 million and $13 million, respectively, of interest expense was recognized. During the three and six months ended June 30, 2014, $7 million and $12 million, respectively, of interest expense was recognized.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenues by geographic area for the three and six months ended June 30, 2015 and 2014 were as follows (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$742	$683	$1,504	$1,332
International	779	774	1,528	1,485
Total	$1,521	$1,457	$3,032	$2,817
Revenues by geographic area are based on the ship-to addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenues for the three and six months ended June 30, 2015 and 2014.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of June 30, 2015 and December 31, 2014 were as follows (table in millions):

	June 30,	December 31,
	2015	2014
United States	$834	$801
International	146	117
Total	$980	$918
No individual country other than the United States accounted for 10% or more of these assets as of June 30, 2015 and December 31, 2014, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of June 30, 2015 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2014 contained in our Form 10-K filed February 26, 2015.
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
Historically, the majority of our license sales have been from our standalone vSphere product, which is included in our compute product category within our SDDC architecture. However, over the last two years, standalone vSphere product license sales are slowing, while the growth rate of license sales beyond our standalone vSphere product are continuing to increase as we transition to offering a wider range of products and services to enable the entire SDDC. As the transformation of the IT industry continues, we expect that our growth rates will be increasingly derived from sales of our newer products, suites and services solutions across our SDDC portfolio, beyond standalone vSphere. For example, we have experienced continued growth in sales volumes, production use and number of customers who have purchased VMware NSX, our network virtualization solution, throughout 2014 and during the six months ended June 30, 2015. We also continue to see traction of our Virtual SAN product and other newer offerings.
Hybrid cloud computing, comprised of VMware vCloud Air (“vCloud Air”) and VMware vCloud Air Network (“vCAN”) Service Providers Program offerings, continued to experience growth during the three and six months ended June 30, 2015. We plan to continue to expand our hybrid cloud global footprint as well as our service offerings. Due to the nature of these offerings, revenues are recognized over a period of time.
Our end-user computing solutions include our Horizon workplace suites and enterprise mobile management offerings, led by our AirWatch mobile solutions. Currently, our AirWatch business models include an on-premise solution that we offer through the sale of perpetual licenses and an off-premise solution that we offer as software-as-a-service (“SaaS”). AirWatch products and services continued to contribute to the growth of our end-user computing products during the three and six months ended June 30, 2015. Our investments in AirWatch resulted in increased operating expenses during the six months ended June 30, 2015, primarily driven by employee-related costs, including expenses we recognized in connection with installment payments to certain key employees as part of the acquisition, as well as amortization of purchased intangible assets.
Approximately 70% of our sales are denominated in the U.S. dollar, however, we also invoice and collect in the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi in their respective regions. As a result, our financial statements, including our revenues, operating expenses, unearned revenues, and the resulting cash flows derived from the U.S. dollar equivalent of foreign currency transactions are impacted by foreign exchange fluctuations. Foreign currency fluctuations have had a negative impact on the growth rate of our revenues during 2015, the amount of unearned revenues recognized derived from sales denominated in foreign currencies, and the U.S. dollar equivalent of foreign currency cash collections. We have also benefited from operating expenses incurred and paid in currencies other than the U.S. dollar.
We generally sell our solutions using enterprise agreements (“EAs”) or as part of our non-EA, or transactional, business. EAs are comprehensive volume license offerings, offered both directly by us and through certain channel partners, that also provide for multi-year maintenance and support.

Results of Operations
Revenues
Our revenues during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended					Six Months Ended
	June 30,		$ Change	% Change		June 30,		$ Change	% Change
	2015	2014	Actual	Actual	Constant Currency	2015	2014	Actual	Actual	Constant Currency
Revenues:

License	$638	$614	$24	4%	9%	$1,214	$1,175	$39	3%	8%
Services:
Software maintenance	829	737	91	12		1,641	1,438	203	14
Professional services	130	106	24	23		253	204	48	24
Total services	959	843	115	14		1,894	1,642	251	15
GSA settlement	(76)	—	(76)	n/a		(76)	—	(76)	n/a
Total revenues	$1,521	$1,457	$64	4	8	$3,032	$2,817	$215	8	10

Revenues:
United States	$742	$683	$59	9%		$1,504	$1,332	$172	13%
International	779	774	5	1		1,528	1,485	43	3
Total revenues	$1,521	$1,457	$64	4	8	$3,032	$2,817	$215	8	10
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
Hybrid cloud, including vCAN and vCloud Air, and our SaaS offerings, including our AirWatch mobile solutions, increased to greater than 6% of our total revenues during the three and six months ended June 30, 2015. We expect our hybrid cloud and SaaS offerings will continue to grow and represent an increasing percentage of total revenues in future periods. vCAN revenues are generally included in license revenues and our SaaS revenues, including vCloud Air and our AirWatch mobile solutions, are included in both license and services revenues.
License Revenues
License revenues during the three and six months ended June 30, 2015 were up 4% and 3%, respectively, compared to the same periods in the prior year. Our license revenues increased primarily as a result of increased sales of our emerging product offerings, including AirWatch mobile solutions, as well as revenues from our hybrid cloud offerings. Sales of products beyond standalone vSphere, including vSphere with Operations Management, also contribute to license revenues growth, partially offset by a decline in our standalone vSphere product license sales. Our license revenues growth rate also continues to be negatively impacted by changes in the value of the U.S. dollar against foreign currencies in which we invoice.
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
Services Revenues
During the three and six months ended June 30, 2015, software maintenance revenues benefited from renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on average, more than 24 months of support and maintenance with each new license purchased, which we believe demonstrates our customers’ commitment to our SDDC strategy.

Professional services revenues increased during the three and six months ended June 30, 2015 compared to the same periods in 2014, which is attributable to growth in our license sales and an increase in our solution-based selling. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our solutions to independently provide professional services to our customers, our professional services revenues will vary based on the delivery channels used in any given period as well as the timing of engagements.
GSA settlement
During June 2015, we reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 to resolve allegations that our government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction of our total revenues during the three months ended June 30, 2015.
Unearned Revenues
Our unearned revenues as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Unearned license revenues	$481	$488
Unearned software maintenance revenues	3,894	3,905
Unearned professional services revenues	438	440
Total unearned revenues	$4,813	$4,833
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or they are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. The amount of unearned revenues is impacted by timing of both product promotion offers and delivery of the future products offered as part of a product promotion. In the event the arrangement does not include professional services, unearned license revenues may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist. Total unearned license revenues may vary over periods for a variety of factors, including the type and level of promotions offered, and the timing of when the products are delivered upon general availability.
Unearned software maintenance revenues are primarily attributable to our maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at June 30, 2015 was approximately 2.0 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered. Our total unearned revenues are impacted by the amount and timing of sales as well as fluctuations in the foreign currencies in which we invoice.
Cost of License Revenues, Cost of Services Revenues and Operating Expenses
Our cost of services revenues and operating expenses were primarily impacted by increasing headcount, net of realignment activities discussed below. Headcount during the three and six months ended June 30, 2015 continued to increase due to organic growth. The increased headcount has resulted in higher cash-based employee-related expenses across most of our income statement expense categories when compared to the same period in 2014, and we expect this trend to continue.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of license revenues	$46	$45	$—	—%	$95	$94	$—	—%
Stock-based compensation	—	1	—	(20)	1	2	—	(17)
Total expenses	$46	$46	$—	—	$96	$96	$—	—
% of License revenues	7%	8%			8%	8%
Cost of license revenues was relatively flat when comparing three and six months ended June 30, 2015 and 2014.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of services revenues	$194	$161	$32	20%	$375	$303	$72	24%
Stock-based compensation	10	11	(1)	(5)	22	20	1	6
Total expenses	$204	$172	$31	18	$397	$323	$74	23
% of Services revenues	21%	20%			21%	20%
Cost of services revenues increased during the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily driven by the growth in cash-based employee-related expenses of $26 and $56, respectively, due to organic growth in headcount for the three and six months ended June 30, 2015. Our acquisition of AirWatch, which occurred during the three months ended March 31, 2014, also contributed to the growth in cash-based employee-related expenses during the six months ended June 30, 2015. In addition, the growth of our hybrid cloud and SaaS offerings led to an increase in our professional services costs of $15 during the six months ended June 30, 2015. Additionally, increases in equipment, depreciation and facilities-related costs of $13 and $21 during the three and six months ended June 30, 2015, respectively, contributed to the increase in cost of services revenues. These increases were partially offset by the positive impact of $13 and $22 during the three and six months ended June 30, 2015, respectively, from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses.

Research and Development Expenses
Our research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$269	$251	$18	7%	$520	$484	$37	8%
Stock-based compensation	53	66	(12)	(19)	107	126	(19)	(15)
Total expenses	$322	$317	$6	2	$627	$610	$18	3
% of Total revenues	21%	22%			21%	22%
Research and development expenses increased during the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase was primarily due to growth in cash-based employee-related expenses of $23 and $47 during the three and six months ended June 30, 2015, respectively, due to organic growth in headcount. Our acquisition of AirWatch during the three months ended March 31, 2014, also contributed to the growth in cash-based employee-related expenses during the six months ended June 30, 2015. Additionally, facilities-related costs contributed to the increase of research and development expenses during the three and six months ended June 30, 2015. The increase in research and development expenses during the three and six months ended June 30, 2015 was partially offset by a decrease in stock-based compensation of $12 and $19, respectively, primarily as a result of certain awards becoming fully vested in fiscal year 2014, as well as by the positive impact from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses during the three and six months ended June 30, 2015.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$522	$501	$22	4%	$1,019	$934	$83	9%
Stock-based compensation	43	43	(2)	(4)	81	84	(2)	(3)
Total expenses	$565	$544	$20	4	$1,100	$1,018	$81	8
% of Total revenues	37%	37%			36%	36%
Sales and marketing expenses increased during the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily driven by growth in cash-based employee-related expenses of $31 and $94, respectively, due to organic growth in headcount and higher commission expense due to increased sales volume. Our acquisition of AirWatch during the three months ended March 31, 2014, also contributed to the growth in cash-based employee-related expenses during the six months ended June 30, 2015. Also, costs incurred for marketing programs increased by $12 during the six months ended June 30, 2015 compared to the same period in prior year. Additionally, an increase in facilities-related costs of $7 and $10 during the three and six months ended June 30, 2015, respectively, also contributed to the increase in sales and marketing expenses. These increases in expenses during the three and six months ended June 30, 2015 were partially offset by the positive impact of $29 and $52, respectively, from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses.

General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative	$163	$161	$2	1%	$336	$295	$40	14%
Stock-based compensation	17	18	—	(2)	31	35	(3)	(9)
Total expenses	$180	$179	$1	1	$367	$330	$37	11
% of Total revenues	12%	12%			12%	12%
General and administrative expenses remained relatively flat during the three months ended June 30, 2015 and increased during the six months ended June 30, 2015 compared to the same periods in 2014. We have made and will continue to make installment payments to certain key employees of AirWatch subject to the achievement of specified future employment conditions. We recognized compensation expense of $41 and $81 during the three and six months ended June 30, 2015, respectively, relating to these installment payments compared to $41 and $60 during the three and six months ended June 30, 2014, respectively. Other cash-based employee-related expenses increased by $5 and $15 during the three and six months ended June 30, 2015, respectively, due to incremental organic growth in headcount. Additionally, the increase in equipment and depreciation costs of $9 and $15 for the three and six months ended June 30, 2015, respectively, contributed to the increase in general and administrative costs. These increases were partially offset by a decrease in litigation costs.
Realignment Charges

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Realignment charges	$(2)	$(1)	$—	30%	$21	$(1)	$22	(1,685)%
% of Total revenues	—%	—%			1%	—%
During the three months ended March 31, 2015, we eliminated approximately 350 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $21 of realignment charges were recognized during the six months ended June 30, 2015, which consisted of severance-related costs. An immaterial credit was recognized during the three months ended June 30, 2015. As of June 30, 2015, $2 remained in accrued expenses and other on the condensed consolidated balance sheets and is expected to be paid during 2015.
Income Tax Provision
Our quarterly effective tax rate, including discrete items was 19.3% and 15.5% during the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, our effective tax rate, including discrete items was 17.5% and 18.1%, respectively. The change in our quarterly effective tax rate was primarily due to the shift in the mix of our earnings from our lower tax non-U.S. jurisdictions to the U.S. and the amount and timing of recognition of discrete items including a $19 benefit recognized in connection with the GSA settlement which occurred during the quarter.
Our rate of taxation in non-U.S. jurisdictions is lower than our U.S. tax rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland, and as such, our annual effective tax rate can be significantly impacted by the mix of our earnings in the U.S. and non-U.S. jurisdictions.
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
Although we file a consolidated federal tax return with EMC, the income tax provision is calculated primarily as though we were a separate taxpayer. However, certain transactions that we and EMC are parties to are assessed using consolidated tax return rules. Our effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The rate at which the provision for income taxes is calculated differs from the U.S. federal statutory income tax rate primarily due to different tax rates in non-U.S. jurisdictions where income is earned.
The EMC consolidated group is routinely under audit by the Internal Revenue Service (the “IRS”). All U.S. federal income tax matters have been concluded for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012, and commenced an audit of tax year 2011 during the first quarter of 2015. The federal income tax audit for the tax years 2009 and 2010 is ongoing.
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business, regulations, or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations and shifts in the amount of earnings in the U.S. compared with other regions in the world as well as the expiration of statute of limitations and settlement of audits.
Our Relationship with EMC
As of June 30, 2015, EMC owned 43,025,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 81.1% of our total outstanding shares of common stock and 97.4% of the combined voting power of our outstanding common stock.
The information provided below includes a summary of the transactions entered into with EMC and EMC’s consolidated subsidiaries (collectively “EMC”). EMC acquired VCE Company LLC (“VCE”) during the fourth quarter of 2014. Transactions with VCE from the date EMC acquired the controlling interest in VCE have been included in the tables below.
Transactions with EMC
We and EMC engaged in the following ongoing intercompany transactions, which resulted in revenues and receipts and unearned revenues for us:

•	Pursuant to an ongoing reseller arrangement with EMC, EMC bundles our products and services with EMC’s products and sells them to end users.

•	EMC purchases products and services from us for internal use.

•	We provide professional services to end users based upon contractual agreements with EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and EMC pays us for services that we provide to EMC in connection with such projects

•
Pursuant to an ongoing distribution agreement, we act as the selling agent for certain products and services of Pivotal Software, Inc. (“Pivotal”), a subsidiary of EMC, in exchange for an agency fee. Under this agreement, cash is collected from the end user by us and remitted to Pivotal, net of the contractual fee.

•	We provide various transition services to Pivotal. Support costs incurred by us are reimbursed to us and are recorded as a reduction to the costs incurred by us.
Information about our revenues and receipts from such arrangements with EMC during the three and six months ended June 30, 2015 and 2014 and unearned revenues as of June 30, 2015 and December 31, 2014 consisted of the following:

	Revenues and Receipts from EMC				Unearned Revenues from EMC
	Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Reseller revenues	$69	$43	$131	$89	$261	$290
Internal-use revenues	6	5	9	13	14	18
Professional services revenues	24	18	48	40	3	9
Agency fee revenues	3	1	4	2	—	—
Reimbursement for transition services	1	—	2	2	n/a	n/a

We and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

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

Information about our costs from such arrangements with EMC for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Purchases and leases of products and purchases of services	$12	$12	$31	$33
Collaborative technology project costs	1	3	3	7
EMC subsidiary support and administrative costs	26	35	54	76
We also purchase EMC products through EMC's channel partners. Purchases of EMC products through EMC's channel partners were $18 and $26 during the three and six months ended June 30, 2015, respectively, and $8 and $11 during the three and six months ended June 30, 2014, respectively.
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
Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between us and EMC, payments are made between us and EMC related to our portion of federal income taxes on EMC's consolidated tax return as well as income taxes for states in which combined state income tax returns are filed. The following table summarizes these payments made between us and EMC during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Payments from us to EMC	$43	$—	$92	$20
Payments made by us to EMC result from us having a tax liability. The amount that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differs from the amount we would owe on a separate return basis, and the difference is presented as a component of stockholders’ equity. During the three and six months ended June 30, 2015 and 2014, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.

Due To/From Related Parties, Net
As a result of the related-party transactions with EMC described above, amounts due to and from related parties, net as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Due to related parties	$(85)	$(76)
Due from related parties	77	125
Due (to) from related parties, net	$(8)	$49

Income tax due (to) from related parties	$6	$(40)
Balances due to or from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement with EMC.
Notes Payable to EMC
We and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500. The total debt of $1,500 includes $450 that was exchanged for the $450 promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 due May 1, 2018, $550 due May 1, 2020 and $270 due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and six months ended June 30, 2015, $7 and $13, respectively, of interest expense was recognized. During the three and six months ended June 30, 2014, $7 and $12, respectively, of interest expense was recognized.
Liquidity and Capital Resources
At June 30, 2015 and 2014, we held cash, cash equivalents and short-term investments as follows:

	June 30,
	2015	2014
Cash and cash equivalents	$1,791	$2,054
Short-term investments	5,205	4,583
Total cash, cash equivalents and short-term investments	$6,996	$6,637
As of June 30, 2015, we held a diversified portfolio of money market funds and fixed income securities totaling $6,209. Our fixed income securities are denominated in U.S. dollars and consist of highly liquid debt instruments of the U.S. Government and its agencies, municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of June 30, 2015, our total cash, cash equivalents and short-term investments were $6,996, of which $5,565 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on the related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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

Our cash flows summarized for the three months ended June 30, 2015 and June 30, 2014 were as follows:

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$999	$1,159
Investing activities	(404)	(2,060)
Financing activities	(875)	650
Net decrease in cash and cash equivalents	$(280)	$(251)
Operating Activities
Cash provided by operating activities decreased by $160 during the six months ended June 30, 2015 compared to the same period in 2014 mainly due to the change in unearned revenues as well as the change in income taxes payable as a result of tax payments made to EMC under the tax sharing agreement. Under the tax sharing agreement, we are obligated to pay EMC an amount equal to the tax expense generated by us that EMC may recognize in a given year on its consolidated tax return. During the six months ended June 30, 2015, we paid $92 to EMC under the tax sharing agreement compared to $20 during the six months ended June 30, 2014. Additionally, cash provided by operating activities during the six months ended June 30, 2015 also reflects payments for legal settlements, primarily $76 for the GSA settlement, and increases in payroll and operating expenses resulting from growth in headcount-related expenses driven by the AirWatch acquisition, including installment payments made to certain key employees of AirWatch. These decreases were partially offset by a change in accounts receivable as a result of an increase in cash collections.
The strengthening of the U.S. dollar that started in 2014 negatively impacted the U.S. dollar equivalent of our foreign currency collections.  Even if the U.S. dollar stabilizes at its current level for the remainder of 2015, our cash flows from operations will remain negatively impacted during 2015. Also, we expect higher tax payments to impact our cash flows from operations during 2015. Additionally, cash flows from operations will be further impacted by installment payments of approximately $131 to certain key employees of AirWatch for the remainder of 2015.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions, and capital expenditures. Cash provided by investing activities is impacted by the sales and maturities of our available-for-sale securities.
Cash used in investing activities decreased during the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of our acquisition of AirWatch for $1,068 during the three months ended March 31, 2014.
Financing Activities
Net cash used in financing activities increased during the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of an increase in our repurchase of common stock. Additionally, during the six months ended June 30, 2014, we benefited from a cash inflow as a result of our notes payable exchange agreement with EMC. Refer to sections below for further information.
Notes Payable to EMC
As of June 30, 2015, $1,500 remained outstanding on notes payable to EMC, with interest payable quarterly in arrears.
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
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. All shares repurchased under our stock repurchase programs are retired. On January 27, 2015, our Board of Directors authorized the repurchase of up to an additional one billion dollars of our Class A common stock through the end of 2017. During the six months ended June 30, 2015, we repurchased 10.1 million shares for an aggregate purchase price of $850. As of June 30, 2015, the cumulative authorized amount remaining for repurchase under an authorized program was $1,110. Refer to Note J to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
We are increasing our share buyback goal compared to recent years, and as a result, we expect to repurchase approximately $1,250 of our Class A common stock in 2015.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: the IT industry transformation and our related strategic positioning; maintaining our industry leadership position; the benefits of our products and services to customers and partners; synergies across our SDDC and product areas; sales of licenses that include products beyond VMware vSphere hypervisor continuing to grow; newer products, suites and services solutions driving growth; SaaS revenues and revenues from our hybrid cloud offerings comprising an increasing percentage of our revenues; sales and related cash collections continuing to increase during the remainder of 2015, offset by installment payments to certain key employees of AirWatch as well as higher tax payments; hybrid cloud and SaaS revenues continuing to grow, but negatively impacting the associated license revenues growth rate during the remainder of 2015; the impact of foreign currency fluctuations on financial results, such as revenues, unearned revenues and anticipated and actual cash flows from operations; customer and partner demand for our products and services; variation in and increased total costs of services revenues; the effect on us of the resolutions of pending claims, legal proceedings and investigations, including the Department of Justice and General Services Administration settlement, and other matters described in Note I of the notes to the condensed consolidated financial statements; variation in, and impact of timing of product promotions on, the recognition of unearned revenues; increasing employee headcount and related impact on operating expense; the impact and timing of our realignment plan on our financial results; the impact of shifts in the mix of earnings between U.S. and non-U.S. tax jurisdictions on our estimated annual effective tax rate; the effects of potential developments in U.S. and non-U.S. tax jurisdictions as well as our business strategies on our effective tax rate; the impact of our relationship with EMC Corporation on taxes; the timing and completion of the IRS tax audit of the EMC consolidated group; indefinitely reinvesting our overseas earnings outside of the U.S. and not repatriating them to the U.S.; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; our ability to generate positive cash flows from operations; the impact of acquisitions, investments and stock repurchases on our overall cash needs; our ability to obtain liquidity, arrange debt financings or enter into credit facilities, should additional liquidity be required; and repurchasing $1,250 million dollars of Class A common stock in 2015.
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
There were no material changes to our market risk exposures in the three months ended June 30, 2015. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our relationship with EMC are also included below under the heading “Risks Related to Our Relationship with EMC”.
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
Our products and services are based on server virtualization and related technologies that have primarily been used for virtualizing on-premise data center servers and form the foundation for private cloud computing. As the market for data center server virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the foundation for public, private and hybrid cloud-based computing, including our VMware vCloud Suite, VMware vSphere with Operations Management and VMware vRealize Suite offerings, our Horizon client virtualization offerings and our AirWatch mobile device management offerings. We have been increasing our focus on our hybrid cloud offerings, which include our vCloud Air service offerings, and we have been increasingly offering software as a service (“SaaS”) versions of our on-premises products, including our vRealize and Horizon Suite, and certain AirWatch offerings. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of our private and hybrid cloud solutions as well as our client virtualization and mobile device management solutions. As the market for our server virtualization products matures and the scale of our business increases, our rate of revenue growth will depend largely upon the success of our newer product and service offerings. In addition, to the extent that our newer private and hybrid cloud solutions, as well as our client and network virtualization and mobile device management solutions, are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
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
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, Rocket and OpenStack provide significant pricing competition and enable competing vendors to leverage these open source technologies to compete directly with our SDDC initiative. Enterprises and service providers have shown significant interest in building their own clouds based on open source projects such as OpenStack, and other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, a number of enterprise IT hardware vendors have released solutions based on OpenStack including HP, IBM and Cisco.
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
Our partners and members of our developer and technology partner ecosystem. We face competition from our partners. For example, third parties currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors. Additionally, as formerly distinct sectors of enterprise IT such as software-based virtualization and hardware-based server, networking and storage solutions converge, we also increasingly compete with companies who are members of our developer and technology partner ecosystem. Consequently, we may find it more difficult to continue to work together productively on other projects, and the advantages we derive from our ecosystem could diminish. For example, Nutanix recently announced a new hypervisor solution based on KVM.

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

•
The virtualized end-user computing industry has continued to expand. Other companies are entering, and are developing competing standards for, the end-user computing space, such as Microsoft, Amazon and Citrix, and such companies are likely to introduce their own initiatives that may compete with or not be compatible with our end-user computing initiatives, which could limit the degree to which other vendors develop products and services around our offerings and end users adopt our platforms.

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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise agreements (“EAs”) that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe or that region’s failure to recover from recession would threaten to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
Our revenues, unearned revenues, cash flows from operating activities and financial results may be adversely impacted by fluctuation of foreign currency exchange rates. Although foreign currency hedges can offset some of the risk related to foreign currency fluctuations, we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures.
Our revenues, unearned revenues and cash flows from operating activities may be adversely impacted as a result of fluctuations in the exchange rates between the U.S. dollar and foreign currencies. We invoice and collect in certain non-U.S. dollar denominated currencies, thereby conducting a portion of our transactions in currencies other than the U.S. dollar. Although this practice may alleviate credit risk from our distributors during periods when the U.S. dollar strengthens, it shifts the risk of currency fluctuations to us and may negatively impact our revenues, unearned revenues, anticipated cash flows and financial results due to fluctuations in foreign currency exchange rates, particularly the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi relative to the U.S. dollar. While variability in operating margin may be reduced due to invoicing in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our consolidated financial statements and in our cash provided by operating activities. During the first six months of 2015 and fiscal year 2014 approximately 28% and 30%, respectively, of our sales were invoiced and collected in certain non-U.S. dollar denominated currencies.
We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Although we expect the gains and losses on our foreign currency forward contracts to generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge, our hedging transactions may not yield the results we expect. Additionally, we expect to continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures. For example, we experienced a measurable negative impact to our revenues, unearned revenues as well as cash flows from operating activities in the fourth quarter of 2014 and the first half of 2015 due to exchange rate fluctuations and we expect a further negative impact throughout 2015 even if currency exchange rates stabilize at their current levels. The further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenues, unearned revenues and cash flows from operating activities.

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

•	the sale of our products and services in the time frames we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and services and enhancements that meet customer demand, certification requirements and technical requirements;

•	the introduction of new pricing and packaging models for our product offerings;

•	the timing of the announcement or release of upgrades or new products and services by us or by our competitors;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	changes to our effective tax rate;

•	the increasing scale of our business and its effect on our ability to maintain historical rates of growth;

•	our ability to attract and retain highly skilled employees, particularly those with relevant experience in software development and sales;

•	our ability to conform to emerging industry standards and to technological developments by our competitors and customers;

•	seasonal factors such as the end of fiscal period budget expenditures by our customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for EAs as original EA terms expire;

•	the timing and amount of software development costs that may be capitalized beginning when technological feasibility has been established and ending when the product is available for general release;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions;

•	our ability to accurately predict the degree to which customers will elect to purchase our subscription-based offerings in place of licenses to our on-premises offerings; and

•	the recoverability of benefits from goodwill and acquired intangible assets, and the potential impairment of these assets.
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
Revenues from customers outside the United States comprised approximately 50% and 53%, respectively, of our total revenues during the six months ended June 30, 2015 and 2014. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
For example, the Chinese government is working to implement new network security standards that will require IT systems being sold into certain key sectors to be certified as “secure and controllable”. As part of that effort, in December 2014, standards were implemented in the banking sector requiring IT companies selling to Chinese banks to submit their software and other technology to intrusive security testing, include indigenous Chinese intellectual property and encryption technology in their software and disclose source code and other proprietary information to the Chinese government. Implementation of these standards was subsequently suspended in light of concerns communicated by banks and other parties. However, the authorities have indicated that revised standards may be announced in the future. If we are not able to, or choose not to, comply with any such future banking standards and other standards the Chinese government might implement in the future to cover other market sectors within China, our business in China may suffer.
Additionally, if we fail to comply with legal and regulatory requirements covering the foreign activities of U.S. corporations, such as export control requirements and the Foreign Corrupt Practices Act, as well as with local regulatory requirements in non-U.S. jurisdictions, we may be exposed to significant fines and penalties and reputational harm. These risks will increase as we expand our operations to locations with a higher incidence of corruption and fraudulent business practices. Our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. We expect a significant portion of our growth to occur in foreign countries, which can add to the difficulties in maintaining adequate management and compliance systems and internal controls over financial reporting, and increase challenges in managing an organization operating in various countries.
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
Developing our products and services is expensive. Our investment in research and development may not result in marketable products or services or may result in products and services that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were approximately 21% of our total revenues during both the six months ended June 30, 2015 and fiscal year ended December 31, 2014. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
Our sales cycles can be long and unpredictable, our sales efforts require considerable time and expense, and timing of sales is subject to changing purchasing behaviors of our customers. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products and services, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products and services offered by our competitors. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product and service purchases are frequently subject to budget constraints, economic conditions, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product and service offerings and delay product and service sales. Economic downturns and uncertainty can also cause customers to add layers to their internal purchase approval processes, adding further time to a sales cycle. Additionally, as we sell more products and services to domestic and foreign governments, we may encounter lengthier sales cycles, complicated budgeting processes and complex procurement regulations. The growing complexity and variety of our product and service offerings can also increase sales cycles. These factors can have a particular impact on the timing and length of our EA sales cycles and our overall sales during any particular fiscal period may have greater variability as a greater portion of our sales is made utilizing EAs.
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
As part of the natural lifecycle of our products and services, we periodically inform customers that products or services will be reaching their end of life or end of availability and will no longer be supported or receive updates and security patches. To the extent these products or services remain subject to a service contract with the customer, we offer to transition the customer to alternative products or services. Failure to effectively manage our product and service lifecycles could lead to customer dissatisfaction and contractual liabilities, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
Three of our distributors each accounted for 10% or more of our consolidated revenues during the first six months of 2015. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products or services under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Three of our distributors each accounted for 10% or more of our consolidated revenues during the first six months of 2015. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 42% of our total accounts receivable as of June 30, 2015 was from these three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenues from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
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
We have been, and expect to continue to be, subject to intellectual property infringement claims, including claims by entities that do not have operating businesses of their own and therefore limit our ability to seek counterclaims for damages and injunctive relief. In addition to monetary judgments, a judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Third parties may also assert infringement claims against our customers and channel partners, which could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties in connection with the use of our products.
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
Contracts with many of our customers include unique and specialized performance requirements. In particular, our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. In the ordinary course of business, we also receive inquiries from and have ongoing discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. For example, in June 2015, we reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that our government sales practices between 2006 and 2013 had violated the federal False Claims Act. As set forth in the settlement agreement, VMware denied the allegations without admitting liability. A failure in the future to comply with federal and state governmental contracting requirements could result in the termination of customer contracts, our suspension from government work, the imposition of fines or other government sanctions or an inability to compete for new contracts, any of which could adversely affect our business, operating results or financial condition.
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
In March 2015, a software developer who alleges that software code he wrote is used in a component of our vSphere product filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of an open source license General Public License v.2 (“GPL v.2”), and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. Although we believe that the claims in this lawsuit lack merit and intend to vigorously defend the lawsuit, an adverse outcome to this or other claims could have a material adverse impact on our intellectual property rights, our operating results and financial condition.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and changes to tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we are subject to income and non-income tax examinations. Currently, the EMC consolidated tax group, of which we are a part, is under federal income tax audit for 2009 and 2010 (which is ongoing), and the IRS also commenced the tax audit for 2011 during the first quarter of 2015. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our financial condition or results of operations.
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
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results. For example, during May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard is effective for us in the first quarter of 2018 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted, but not earlier than the first quarter of 2017. We have not selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
Risks Related to Our Relationship with EMC
As long as EMC controls us, or Class B common stock remains outstanding, other holders of our Class A common stock will have limited ability to influence matters requiring stockholder approval.
As of June 30, 2015, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 81.1% of the total outstanding shares of common stock or 97.4% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 8 of our 9 directors.
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
The financial information covering the periods included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. If EMC were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to VMware, including the fact that VMware would lose the benefit of these arrangements with EMC. There can be no assurance that VMware would be able to renegotiate these arrangements with EMC or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with EMC. Moreover, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. During the three and six months ended June 30, 2015, we recognized revenues of $103 million and $194 million, respectively, and as of June 30, 2015, $278 million of sales were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2014 and June 30, 2015, the closing trading price of our Class A common stock was volatile, ranging between $75.06 and $111.80 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended June 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)(3)
April 1 – April 30, 2015	1,964,579	$84.38	1,964,579	$1,356,344,137
May 1 – May 31, 2015	1,335,982	87.92	1,335,982	1,238,882,380
June 1 – June 30, 2015	1,449,111	88.69	1,449,111	1,110,359,386
	4,749,672	$86.69	4,749,672	1,110,359,386

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

(2)	The average price paid per share excludes commissions.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.6+	2007 Equity and Incentive Plan, as amended and restated May 27, 2015	X
10.9+	Form of Stock Option Agreement, as amended May 13, 2015	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	August 5, 2015	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.6+	2007 Equity and Incentive Plan, as amended and restated May 27, 2015	X
10.9+	Form of Stock Option Agreement, as amended May 13, 2015	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X