Form 10-Q
period 2015-09-30
VMWARE, INC.
filed 2015-11-09
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 421,019,601 of which 121,019,601 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, Immidio, vCloud, vCloud Air, vCloud Suite, vSphere, NSX, Airwatch, Horizon, Horizon Suite, vRealize, Virtual SAN and VMware Virtual Volumes are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
License	$681	$639	$1,896	$1,814
Services	991	876	2,883	2,519
GSA settlement	—	—	(76)	—
Total revenues	1,672	1,515	4,703	4,333
Operating expenses (1):
Cost of license revenues	46	46	142	143
Cost of services revenues	212	196	609	519
Research and development	331	327	958	936
Sales and marketing	556	529	1,656	1,550
General and administrative	201	169	568	498
Realignment charges	—	6	20	4
Operating income	326	242	750	683
Investment income	13	11	38	28
Interest expense with EMC	(7)	(7)	(20)	(18)
Other income (expense), net	(7)	(2)	(8)	(2)
Income before income taxes	325	244	760	691
Income tax provision	69	50	137	131
Net income	$256	$194	$623	$560
Net income per weighted-average share, basic for Class A and Class B	$0.61	$0.45	$1.47	$1.30
Net income per weighted-average share, diluted for Class A and Class B	$0.60	$0.45	$1.46	$1.29
Weighted-average shares, basic for Class A and Class B	422,329	430,463	424,799	430,408
Weighted-average shares, diluted for Class A and Class B	423,981	434,118	427,466	434,656
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$—	$1	$1	$2
Cost of services revenues	11	11	32	31
Research and development	56	61	164	187
Sales and marketing	43	43	124	128
General and administrative	16	17	47	51
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$256	$194	$623	$560
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $1, $(2), $1 and $1	1	(3)	2	2
Reclassification of (gains) losses realized during the period, net of taxes of $0, $(1), $0 and $(2) for all periods	—	(1)	—	(2)
Net change in market value of available-for-sale securities	1	(4)	2	—
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of taxes of $0 for all periods	1	(3)	(4)	(3)
Reclassification of (gains) losses realized during the period, net of taxes of $0 for all periods	(2)	(1)	—	—
Net change in market value of effective foreign currency forward contracts	(1)	(4)	(4)	(3)
Total other comprehensive income (loss)	—	(8)	(2)	(3)
Total comprehensive income, net of taxes	$256	$186	$621	$557
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,083	$2,071
Short-term investments	5,139	5,004
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,011	1,520
Due from related parties, net	25	49
Deferred tax assets	254	248
Other current assets	150	238
Total current assets	8,662	9,130
Property and equipment, net	1,124	1,035
Other assets	175	174
Deferred tax assets	204	165
Intangible assets, net	645	748
Goodwill	3,981	3,964
Total assets	$14,791	$15,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139	$203
Accrued expenses and other	622	811
Unearned revenues	2,989	2,982
Total current liabilities	3,750	3,996
Notes payable to EMC	1,500	1,500
Unearned revenues	1,697	1,851
Other liabilities	310	283
Total liabilities	7,257	7,630
Contingencies (refer to Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 121,799 and 129,359 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	2,707	3,380
Accumulated other comprehensive income (loss)	(3)	(1)
Retained earnings	4,821	4,198
Total VMware, Inc.’s stockholders’ equity	7,529	7,581
Non-controlling interests	5	5
Total stockholders’ equity	7,534	7,586
Total liabilities and stockholders’ equity	$14,791	$15,216
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income	$623	$560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246	255
Stock-based compensation	368	399
Excess tax benefits from stock-based compensation	(27)	(34)
Deferred income taxes, net	(44)	(115)
Impairment of strategic investment	5	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	508	293
Other assets	14	(70)
Due to/from related parties, net	31	25
Accounts payable	(36)	41
Accrued expenses	(153)	(4)
Income taxes payable	24	178
Unearned revenues	(148)	237
Net cash provided by operating activities	1,411	1,765
Investing activities:
Additions to property and equipment	(274)	(254)
Purchases of available-for-sale securities	(2,675)	(2,974)
Sales of available-for-sale securities	1,700	1,551
Maturities of available-for-sale securities	840	483
Purchases of strategic investments	(11)	(41)
Business acquisitions, net of cash acquired	(21)	(1,112)
Decrease (increase) in restricted cash	77	(76)
Other investing	2	(10)
Net cash used in investing activities	(362)	(2,433)
Financing activities:
Proceeds from issuance of common stock	123	158
Proceeds from issuance of notes payable to EMC	—	1,050
Reduction in capital from EMC	—	(24)
Proceeds from non-controlling interests	4	7
Repurchase of common stock	(1,050)	(450)
Excess tax benefits from stock-based compensation	27	34
Shares repurchased for tax withholdings on vesting of restricted stock	(141)	(119)
Net cash provided by (used in) financing activities	(1,037)	656
Net increase (decrease) in cash and cash equivalents	12	(12)
Cash and cash equivalents at beginning of the period	2,071	2,305
Cash and cash equivalents at end of the period	$2,083	$2,293
Supplemental disclosures of cash flow information:
Cash paid for interest	$21	$20
Cash paid for taxes, net	155	65
Non-cash items:
Changes in capital additions, accrued but not paid	$(49)	$(3)
Fair value of stock-based awards assumed in acquisitions	—	25
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
As of September 30, 2015, EMC Corporation (“EMC”) held 81.3% of VMware’s outstanding common stock and 97.5% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements. On October 12, 2015, Dell, Inc. (“Dell”), Denali Holding Inc. (“Denali”) and EMC entered into a definitive agreement under which Denali has agreed to acquire EMC. Refer to Note M for further information.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. Non-controlling interests are presented as a separate component within total stockholders’ equity and represent the equity and cumulative pro-rata share of the results of operations attributable to the non-controlling interests. Net earnings attributable to the non-controlling interests are included in other income (expense), net on the condensed consolidated statements of income and are not presented separately as the amounts were not material for the periods presented. All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with EMC and its subsidiaries are generally settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying transaction.
Reclassification
Certain prior period amounts related to the notes payable to EMC have been reclassified within the financing activities section of the condensed consolidated statements of cash flows. The reclassifications had no effect on total cash flows used in or provided by operating, investing or financing activities as previously reported.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Use of Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting periods, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, trade receivable valuation, marketing development funds and rebates, useful lives assigned to fixed assets and intangible assets, valuation of goodwill and definite-lived intangibles, income taxes, stock-based compensation, and contingencies. Actual results could differ from those estimates.
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
B. Business Combination, Definite-Lived Intangible Assets, Net and Goodwill
Business Combination
On February 2, 2015, VMware acquired all of the outstanding shares of Immidio B.V. (“Immidio”) for approximately $21 million of cash, net of liabilities assumed. VMware acquired Immidio to expand VMware’s Workspace Environment Management solutions within the End-User Computing product group. The preliminary purchase price primarily included $8 million of identifiable intangible assets and approximately $17 million of goodwill that is expected to be non-deductible for tax purposes. The impact of the acquisition was not material to VMware’s condensed consolidated financial statements.
Definite-Lived Intangible Assets, Net
As of September 30, 2015 and December 31, 2014, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	September 30, 2015
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$651	$(281)	$370
Leasehold interest	34.9	149	(19)	130
Customer relationships and customer lists	8.3	151	(60)	91
Trademarks and tradenames	8.6	61	(14)	47
Other	2.9	20	(13)	7
Total definite-lived intangible assets		$1,032	$(387)	$645

	December 31, 2014
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$699	$(252)	$447
Leasehold interest	34.9	149	(15)	134
Customer relationships and customer lists	8.2	157	(53)	104
Trademarks and tradenames	8.6	61	(9)	52
Other	2.7	18	(7)	11
Total definite-lived intangible assets		$1,084	$(336)	$748

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization expense on definite-lived intangible assets was $36 million and $110 million during the three and nine months ended September 30, 2015, respectively, and $37 million and $104 million during the three and nine months ended September 30, 2014, respectively.
Based on intangible assets recorded as of September 30, 2015 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in millions):

Remainder of 2015	$35
2016	128
2017	121
2018	108
2019	87
Thereafter	166
Total	$645
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the nine months ended September 30, 2015 (table in millions):

Balance, January 1, 2015	$3,964
Increase in goodwill related to a business combination	17
Balance, September 30, 2015	$3,981
C. Realignment Charges
During the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. As a result of this action, $20 million of severance-related realignment charges were recognized during the nine months ended September 30, 2015. As of September 30, 2015, $1 million remained in accrued expenses and other on the condensed consolidated balance sheets and is expected to be paid during 2015.
The following table summarizes the activity for the accrued realignment charges for the nine months ended September 30, 2015 (table in millions):

	Nine Months Ended September 30, 2015
	Balance as of January 1, 2015	Realignment Charges	Utilization	Balance as of September 30, 2015
Severance-related costs	$8	$20	$(27)	$1
During the third quarter of 2014, VMware eliminated approximately 90 positions across all major functional groups and geographies to streamline its operations. As a result of these actions, $7 million of severance-related realignment charges was recognized during the three months ended September 30, 2014.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computations of basic and diluted net income per share during the three and nine months ended September 30, 2015 and 2014 (net income in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$256	$194	$623	$560
Weighted-average shares, basic for Class A and Class B	422,329	430,463	424,799	430,408
Effect of dilutive securities	1,652	3,655	2,667	4,248
Weighted-average shares, diluted for Class A and Class B	423,981	434,118	427,466	434,656
Net income per weighted-average share, basic for Class A and Class B	$0.61	$0.45	$1.47	$1.30
Net income per weighted-average share, diluted for Class A and Class B	$0.60	$0.45	$1.46	$1.29
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the three and nine months ended September 30, 2015 and 2014, because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Anti-dilutive securities:
Employee stock options	2,129	1,180	2,173	1,244
Restricted stock units	365	107	58	37
Total	2,494	1,287	2,231	1,281

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of September 30, 2015 and December 31, 2014 consisted of the following (tables in millions):

	September 30, 2015
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$770	$—	$—	$770
Cash equivalents:
Money-market funds	$1,312	$—	$—	$1,312
Municipal obligations	1	—	—	1
Total cash equivalents	$1,313	$—	$—	$1,313
Short-term investments:
U.S. Government and agency obligations	$642	$3	$—	$645
U.S. and foreign corporate debt securities	3,337	5	(8)	3,334
Foreign governments and multi-national agency obligations	35	—	—	35
Municipal obligations	823	1	—	824
Asset-backed securities	30	—	—	30
Mortgage-backed securities	271	—	—	271
Total short-term investments	$5,138	$9	$(8)	$5,139
Other assets:
Marketable available-for-sale equity securities	$15	$1	$—	$16

	December 31, 2014
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$885	$—	$—	$885
Cash equivalents:
Money-market funds	$1,130	$—	$—	$1,130
U.S. and foreign corporate debt securities	54	—	—	54
Foreign governments and multi-national agency obligations	2	—	—	2
Total cash equivalents	$1,186	$—	$—	$1,186
Short-term investments:
U.S. Government and agency obligations	$542	$—	$—	$542
U.S. and foreign corporate debt securities	3,236	3	(5)	3,234
Foreign governments and multi-national agency obligations	23	—	—	23
Municipal obligations	930	2	—	932
Asset-backed securities	53	—	—	53
Mortgage-backed securities	221	—	(1)	220
Total short-term investments	$5,005	$5	$(6)	$5,004
Refer to Note F for further information regarding the fair value of VMware’s cash equivalents and investments.
The realized gains and losses on investments during the three and nine months ended September 30, 2015 and 2014 were not material.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Unrealized losses on cash equivalents and investments as of September 30, 2015 and December 31, 2014, which have been in a net loss position for less than twelve months, were classified by investment category as follows (table in millions):

	September 30, 2015		December 31, 2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$1,545	$(7)	$1,964	$(5)
Mortgage-backed securities	132	(1)	107	(1)
Total	$1,677	$(8)	$2,071	$(6)
Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for twelve months or greater, were not material as of September 30, 2015 and December 31, 2014.
Contractual Maturities
The contractual maturities of short-term investments held at September 30, 2015 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,592	$1,593
Due after 1 year through 5 years	3,243	3,243
Due after 5 years through 10 years	95	95
Due after 10 years	208	208
Total short-term investments	$5,138	$5,139
F. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

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
VMware’s fixed income securities are primarily classified as Level 2, with the exception of some of the U.S. Government and agency obligations which are classified as Level 1. Additionally, VMware’s Level 2 classification includes foreign currency forward contracts and notes payable to EMC. At September 30, 2015 and December 31, 2014, VMware’s Level 2 securities were generally priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
VMware did not have any material assets or liabilities that fall into Level 3 of the fair value hierarchy as of September 30, 2015 and December 31, 2014, and there have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2015 and 2014.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s money-market funds, available-for-sale securities, and foreign currency forward contracts, that were required to be measured at fair value as of September 30, 2015 and December 31, 2014 (tables in millions):

	September 30, 2015
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,312	$—	$1,312
Municipal obligations	—	1	1
Total cash equivalents	$1,312	$1	$1,313
Short-term investments:
U.S. Government and agency obligations	$472	$173	$645
U.S. and foreign corporate debt securities	—	3,334	3,334
Foreign governments and multi-national agency obligations	—	35	35
Municipal obligations	—	824	824
Asset-backed securities	—	30	30
Mortgage-backed securities	—	271	271
Total short-term investments	$472	$4,667	$5,139
Other assets:
Marketable available-for-sale equity securities	$16	$—	$16
Accrued expenses and other:
Foreign currency forward contracts	$—	$(3)	$(3)

	December 31, 2014
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,130	$—	$1,130
U.S. and foreign corporate debt securities	—	54	54
Foreign governments and multi-national agency obligations	—	2	2
Total cash equivalents	$1,130	$56	$1,186
Short-term investments:
U.S. Government and agency obligations	$353	$189	$542
U.S. and foreign corporate debt securities	—	3,234	3,234
Foreign governments and multi-national agency obligations	—	23	23
Municipal obligations	—	932	932
Asset-backed securities	—	53	53
Mortgage-backed securities	—	220	220
Total short-term investments	$353	$4,651	$5,004
Other current assets:
Foreign currency forward contracts	$—	$1	$1
Accrued expenses and other:
Foreign currency forward contracts	$—	$(1)	$(1)
VMware has elected not to record its notes payable to EMC at fair value, but has measured the notes at fair value for disclosure purposes. As of September 30, 2015 and December 31, 2014, the fair value of the notes payable to EMC was $1,499 million and $1,503 million, respectively. Fair value was estimated based on observable market interest rates (Level 2 inputs).

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware offers a deferred compensation plan for eligible employees that allows participants to defer payment for part or all of their compensation. VMware’s results of operations are not significantly affected by this plan since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets and liabilities associated with this plan were both approximately $18 million and $8 million as of September 30, 2015 and December 31, 2014, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
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
During the three and nine months ended September 30, 2015, VMware recognized a charge of approximately $5 million as a result of determining that a strategic investment was considered to be other-than-temporarily impaired. All other realized gains and losses on investments in the three and nine months ended September 30, 2015 and 2014 were not material. Strategic investments are included in other assets on the condensed consolidated balance sheets. The carrying value of VMware’s strategic investments accounted for under the cost method was $100 million and $110 million as of September 30, 2015 and December 31, 2014, respectively.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into foreign currency forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and nine months ended September 30, 2015 and 2014 the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not material to the individual functional line items. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the condensed consolidated statements of income as incurred.
VMware enters into forward contracts annually, which have maturities of 12 months or less. As of September 30, 2015 and December 31, 2014, VMware had foreign currency forward contracts designated as cash flow hedges with a total notional value of $64 million and $240 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and nine months ended September 30, 2015 and 2014, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges
VMware has established a program that utilizes foreign currency forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net on the condensed consolidated statements of income.
VMware enters into foreign currency forward contracts on a monthly basis, which typically have a contractual term of one month. As of September 30, 2015 and December 31, 2014, VMware had outstanding forward contracts with a total notional

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

value of $511 million and $697 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and nine months ended September 30, 2015, VMware recognized a gain of $12 million and $33 million, respectively, relating to the settlement of foreign currency forward contracts. During the three and nine months ended September 30, 2014, VMware recognized a gain of $29 million and $24 million, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses derived from the settlement of foreign currency forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net loss of $1 million and $10 million during the three and nine months ended September 30, 2015, respectively. The combined gains and losses derived from the settlement of foreign currency forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net loss of $3 million and $4 million during the three and nine months ended September 30, 2014, respectively. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
H. Unearned Revenues
Unearned revenues as of September 30, 2015 and December 31, 2014 consisted of the following (table in millions):

	September 30,	December 31,
	2015	2014
Unearned license revenues	$404	$488
Unearned software maintenance revenues	3,850	3,905
Unearned professional services revenues	432	440
Total unearned revenues	$4,686	$4,833
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Unearned revenues are impacted by timing of both product promotion offers and delivery of the future products offered as part of a product promotion.
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
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at September 30, 2015 was approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
I. Contingencies
Litigation
During the second quarter of 2015, VMware reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that VMware's government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction of VMware's total revenues during the nine months ended September 30, 2015.
On March 27, 2015, Phoenix Technologies (“Phoenix”) filed a complaint against VMware in the U.S. District Court for the Northern District of California asserting claims for copyright infringement and breach of contract relating to a version of Phoenix’s BIOS software that VMware licensed from Phoenix. In the lawsuit, Phoenix is seeking injunctive relief and monetary damages. Trial is currently scheduled for November 2016. VMware believes that it has meritorious defenses in connection with this lawsuit, and currently a reasonably possible loss or range of loss cannot be estimated.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On March 4, 2015, Christoph Hellwig, a software developer who alleges that software code he wrote is used in a component of the Company's vSphere product, filed a lawsuit against VMware in the Hamburg Regional Court in Germany alleging copyright infringement for failing to comply with the terms of an open source General Public License v.2 (“GPL v.2”) and seeking an order requiring VMware to comply with the GPL v.2 or cease distribution of any affected code within Germany. VMware believes that it has meritorious defenses in connection with this lawsuit, and currently a reasonably possible loss or range of loss cannot be estimated.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities on various matters. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
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
The following table summarizes stock repurchase authorization that remains open as of September 30, 2015 (amount in table in millions):

Authorization Date	Amount Authorized	Expiration Date	Status
January 27, 2015	$1,000	December 31, 2017	Open
As of September 30, 2015, the cumulative authorized amount remaining for repurchase was $910 million.
The following table summarizes stock repurchase activity during the three and nine months ended September 30, 2015 and 2014 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Aggregate purchase price	$200	$43	$1,050	$450
Class A common shares repurchased	2,408	436	12,524	4,691
Weighted-average price per share	$83.06	$98.94	$83.84	$95.56
The aggregate purchase price of repurchased shares includes commissions and is classified as a reduction to additional paid-in capital.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware Stock Options
The following table summarizes stock option activity since January 1, 2015 (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, January 1, 2015	5,869	$50.54
Granted	13	84.68
Forfeited	(213)	66.83
Exercised	(2,289)	29.92
Outstanding, September 30, 2015	3,380	63.65
The stock options outstanding as of September 30, 2015 had an aggregate intrinsic value of $74 million based on VMware’s closing price as of September 30, 2015.
VMware Restricted Stock
VMware's restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on VMware's stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware's restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain of VMware’s executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. As of September 30, 2015, the number of PSUs outstanding includes certain PSUs for which performance conditions have concluded but that remain subject to certain service conditions.
The following table summarizes restricted stock activity since January 1, 2015 (units in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2015	12,585	$88.88
Granted	5,823	86.98
Vested	(3,311)	92.17
Forfeited	(1,382)	88.16
Outstanding, September 30, 2015	13,715	87.38
The total fair value of VMware restricted stock that vested during the nine months ended September 30, 2015 was $281 million. As of September 30, 2015, restricted stock representing 13.7 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,081 million based on VMware’s closing price as of September 30, 2015.
As of September 30, 2015, the total unrecognized compensation cost for stock options and restricted stock was $909 million and will be recognized through 2019 with a weighted-average remaining period of 1.5 years.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the nine months ended September 30, 2015 and 2014 were as follows (tables in millions):

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Total
Balance, January 1, 2015	$—	$(1)	$(1)
Unrealized gain (loss), net of taxes of $1, $0 and $1	2	(4)	(2)
Balance, September 30, 2015	$2	$(5)	$(3)

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Cash Flow Hedges	Total
Balance, January 1, 2014	$4	$—	$4
Unrealized gain (loss), net of taxes of $1, $0 and $1	2	(3)	(1)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of income, net of taxes of $(2), $0 and $(2)	(2)	—	(2)
Other comprehensive income (loss), net	—	(3)	(3)
Balance, September 30, 2014	$4	$(3)	$1
Unrealized gains on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income in the period that such gains are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense functional line items on the condensed consolidated statements of income during the three and nine months ended September 30, 2015 and 2014 were not material to the individual functional line items.
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

•
Pursuant to an ongoing distribution agreement, VMware acts as the selling agent for certain products and services of Pivotal Software, Inc. (“Pivotal”), a subsidiary of EMC, in exchange for an agency fee. Under this agreement, cash is collected from the end user by VMware and remitted to Pivotal, net of the contractual agency fee.

•	VMware provides various transition services to Pivotal. Support costs incurred by VMware are reimbursed to VMware and are recorded as a reduction to the costs incurred by VMware.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Information about VMware’s revenues and receipts from such arrangements with EMC during the three and nine months ended September 30, 2015 and 2014 and unearned revenues as of September 30, 2015 and December 31, 2014 consisted of the following (table in millions):

	Revenues and Receipts from EMC				Unearned Revenues from EMC
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Reseller revenues	$68	$47	$199	$136	$256	$290
Internal-use revenues	4	4	13	17	11	18
Professional services revenues	20	13	68	53	5	9
Agency fee revenues	1	1	4	4	—	—
Reimbursement for transition services	2	—	3	1	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

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

Information about VMware’s costs from such arrangements with EMC for the three and nine months ended September 30, 2015 and 2014 consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Purchases and leases of products and purchases of services	$14	$15	$45	$48
Collaborative technology project costs	1	3	4	10
EMC subsidiary support and administrative costs	24	31	79	107
VMware also purchases EMC products through EMC's channel partners. Purchases of EMC products through EMC's channel partners were $7 million and $33 million during the three and nine months ended September 30, 2015, respectively, and $7 million and $18 million during the three and nine months ended September 30, 2014, respectively.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between VMware and EMC, payments are made between VMware and EMC related to VMware's portion of federal income taxes on EMC's consolidated tax return as well as income taxes for states in which combined state income tax returns are filed. The following table summarizes these payments made between VMware and EMC during the three and nine months ended September 30, 2015 and 2014 (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Payments from VMware to EMC	$—	$—	$92	$20
Payments made by VMware to EMC result from VMware having a tax liability. The amount that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differs from the amount VMware would owe on a separate return basis, and the difference is presented as a component of stockholders’ equity. During the three and nine months ended September 30, 2015 and 2014, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related party transactions with EMC described above, amounts due to and from related parties, net as of September 30, 2015 and December 31, 2014 consisted of the following (table in millions):

	September 30,	December 31,
	2015	2014
Due to related parties	$(50)	$(76)
Due from related parties	75	125
Due (to) from related parties, net	$25	$49

Income tax due (to) from related parties	$(36)	$(40)
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
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and nine months ended September 30, 2015, $7 million and $20 million, respectively, of interest expense was recognized. During the three and nine months ended September 30, 2014, $7 million and $18 million, respectively, of interest expense was recognized.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenues by geographic area for the three and nine months ended September 30, 2015 and 2014 were as follows (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$861	$780	$2,364	$2,112
International	811	735	2,339	2,221
Total	$1,672	$1,515	$4,703	$4,333
Revenues by geographic area are based on the ship-to addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenues for the three and nine months ended September 30, 2015 and 2014.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of September 30, 2015 and December 31, 2014 were as follows (table in millions):

	September 30,	December 31,
	2015	2014
United States	$835	$801
International	147	117
Total	$982	$918
No individual country other than the United States accounted for 10% or more of these assets as of September 30, 2015 and December 31, 2014, respectively.
M. Subsequent Events
Dell and EMC Merger
On October 12, 2015, EMC entered into a merger agreement among EMC, Denali and Dell. Upon closing of the transaction, a portion of the merger consideration that EMC shareholders will receive will include shares of Class V common stock that will be registered with the SEC and issued by Denali. It is expected that approximately 0.111 shares of Class V common stock will be issued for each EMC share and that the Class V common stock will be a publicly traded tracking stock that, upon issuance, will track the performance of an approximately 53% economic interest in the VMware business. The closing of the transactions contemplated by the merger agreement is subject to approval of the EMC shareholders as well as various regulatory approvals.
Virtustream
On October 20, 2015, VMware and EMC announced their intention to form a new cloud services business (“Virtustream”), jointly owned by VMware and EMC. The proposed new cloud business will bring together VMware vCloud Air, Virtustream's Infrastructure-as-a-Service and certain other EMC assets into one company. VMware's level of ownership in Virtustream, the accounting treatment for the transaction, and the effect the transaction will have on VMware's future financial results have not been determined.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of September 30, 2015 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2014 contained in our Form 10-K filed February 26, 2015.
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
SDDC or Software-Defined Data Center
Historically, the majority of our license sales have been from our standalone vSphere product, which is included in our compute product category within our SDDC architecture. However, over the last two years, standalone vSphere product license sales are continuing to decline. As the transformation of the IT industry continues, we expect that our growth of license sales will be increasingly derived from sales of our newer products, suites and services solutions across our SDDC portfolio. For example, we have experienced continued growth in sales volumes, production use and number of customers who have purchased VMware NSX, our network virtualization solution, during the nine months ended September 30, 2015. We also continue to see traction of our Virtual SAN product and other newer offerings.
Hybrid Cloud Computing
Hybrid cloud computing is comprised of VMware vCloud Air (“vCloud Air”) and VMware vCloud Air Network (“vCAN”) Service Providers Program offerings. Revenues derived from these offerings continued to grow during the three and nine months ended September 30, 2015.
On October 20, 2015, we, together with EMC, announced our intention to form a new cloud services business (“Virtustream”), jointly owned by us and EMC. The proposed new cloud business will bring together vCloud Air, Virtustream's Infrastructure-as-a-Service and certain other EMC assets into one company under the Virtustream brand.
In connection with the expected formation of Virtustream, we anticipate contributing certain assets relating to our vCloud Air business and possibly cash. The amount of cash to be contributed, if any, will be determined upon finalization of the definitive agreement. Our level of ownership in Virtustream, the accounting treatment for the transaction, and the effect the transaction will have on our future financial results have not been determined.
End-User Computing
Our end-user computing solutions continue to experience strong growth. These solutions include our Horizon workplace suites and enterprise mobile management offerings, led by our AirWatch mobile solutions. Currently, our AirWatch business models include an on-premise solution that we offer through the sale of perpetual licenses and an off-premise solution that we offer as software-as-a-service (“SaaS”). AirWatch products and services continued to contribute to the growth of our end-user computing products during the three and nine months ended September 30, 2015. Our investments in AirWatch resulted in increased operating expenses during the nine months ended September 30, 2015, primarily driven by employee-related costs, including expenses we recognized in connection with installment payments to certain key employees as part of the acquisition, as well as amortization of purchased intangible assets.

Dell and EMC Merger
We are a majority-owned and controlled subsidiary of EMC Corporation (“EMC”). As of September 30, 2015, EMC held 81.3% of our outstanding common stock and 97.5% of the combined voting power of our outstanding common stock, including 43 million shares of our Class A common stock and all of our Class B common stock.
On October 12, 2015, Dell, Inc. (“Dell”), Denali Holding Inc. (“Denali”) and EMC entered into a definitive agreement under which Denali has agreed to acquire EMC. Under the terms of the agreement, we will remain a separate, publicly traded company. Upon closing of the transaction, a portion of the merger consideration that EMC shareholders will receive will include shares of Class V common stock that will be registered with the Securities and Exchange Commission and issued by Denali. It is expected that approximately 0.111 shares of Class V common stock will be issued for each EMC share and that the Class V common stock will be a publicly traded tracking stock that, upon issuance, will track the performance of an approximately 53% economic interest in our business. The closing of the transactions contemplated by the merger agreement is subject to approval of the EMC shareholders as well as various regulatory approvals.
Results of Operations
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
Revenues
Our revenues during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended					Nine Months Ended
	September 30,		$ Change	% Change		September 30,		$ Change	% Change
	2015	2014	Actual	Actual	Constant Currency	2015	2014	Actual	Actual	Constant Currency
Revenues:

License	$681	$639	$42	7%	11%	$1,896	$1,814	$81	4%	9%
Services:
Software maintenance	863	779	84	11		2,505	2,217	287	13
Professional services	128	97	30	31		378	302	78	26
Total services	991	876	114	13		2,883	2,519	365	14
GSA settlement	—	—	—	n/a		(76)	—	(76)	n/a
Total revenues	$1,672	$1,515	$156	10	14	$4,703	$4,333	$371	9	12

Revenues:
United States	$861	$780	$80	10%		$2,364	$2,112	$252	12%
International	811	735	76	10		2,339	2,221	119	5
Total revenues	$1,672	$1,515	$156	10	14	$4,703	$4,333	$371	9	12
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
Hybrid cloud, including vCAN and vCloud Air, and our SaaS offerings, including our AirWatch mobile solutions, increased to greater than 6% of our total revenues during the three and nine months ended September 30, 2015. vCAN revenues are generally included in license revenues and our SaaS revenues, including vCloud Air and our AirWatch mobile solutions, are included in both license and services revenues.
While license and total sales increased during the third quarter of 2015 compared to the same period in 2014, the growth rate of our license sales was at a lower rate than we had expected. We believe contributing factors included (i) increased caution expressed by our customers around longer term technology commitments; (ii) continued weakness in China and Russia; and (iii) the uncertainty during the third quarter as to whether we would continue to operate as a public company.
License Revenues
License revenues during the three and nine months ended September 30, 2015 were up 7% and 4%, respectively, compared to the same periods in the prior year. Our license revenues increased primarily as a result of increased sales of our emerging product offerings, including AirWatch mobile solutions and VMware NSX, as well as revenues from our hybrid cloud offerings. Sales of products beyond standalone vSphere, including vSphere with Operations Management, also contributed to license revenues growth, partially offset by a decline in our standalone vSphere product license sales. License revenues during the three and nine months ended September 30, 2015 also benefited as a result of declines in unearned license revenues.
Our license revenues growth rate during 2015 has been negatively impacted by certain factors including, lower sales of standalone vSphere, changes in the value of the U.S. dollar against the foreign currencies in which we invoice, and increased growth derived from our hybrid cloud and SaaS offerings. License revenues that are part of a multi-year perpetual license arrangement are generally recognized upon delivery of the underlying license, whereas revenues derived from our hybrid cloud and SaaS offerings are recognized over a period of time. Growth from our hybrid and SaaS offerings have resulted in less revenue being recognized up-front which has had an adverse impact on our growth rate during 2015.
Services Revenues
During the three and nine months ended September 30, 2015, software maintenance revenues benefited from renewals, multi-year software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on a weighted-average basis, more than 24 months of support and maintenance with each new license purchased.
Professional services revenues increased during the three and nine months ended September 30, 2015 compared to the same periods in 2014, which is attributable to growth in our license sales and solution offerings. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our solutions to independently provide professional services to our customers, our professional services revenues will vary based on the delivery channels used in any given period as well as the timing of engagements.
GSA settlement
During the second quarter of 2015, we reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 to resolve allegations that our government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction of our total revenues during the nine months ended September 30, 2015.
Unearned Revenues
Our unearned revenues as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Unearned license revenues	$404	$488
Unearned software maintenance revenues	3,850	3,905
Unearned professional services revenues	432	440
Total unearned revenues	$4,686	$4,833
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. Unearned license and software maintenance revenues will fluctuate based on sales volume, as well as timing of both product promotion offers and delivery of the future products offered. The amount of unearned license revenues has declined as a result of less license revenues being deferred in connection with our product promotions when comparing the balances as of September 30, 2015 to December 31, 2014.

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
Unearned software maintenance revenues are attributable to our maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at September 30, 2015 was approximately 1.9 years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered. Our total unearned revenues are impacted by the amount and timing of sales as well as fluctuations in the foreign currencies in which we invoice.
Cost of License Revenues, Cost of Services Revenues and Operating Expenses
Our cost of services revenues and operating expenses were primarily impacted by increasing headcount, net of realignment activities discussed below. Headcount during the three and nine months ended September 30, 2015 continued to increase due to organic growth. The increased headcount has resulted in higher cash-based employee-related expenses across most of our income statement expense categories when compared to the same period in 2014, and we expect this trend to continue.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of license revenues	$46	$45	$—	(1)%	$141	$141	$—	—%
Stock-based compensation	—	1	—	(15)	1	2	—	(16)
Total expenses	$46	$46	$—	(1)	$142	$143	$—	—
% of License revenues	7%	7%			8%	8%
Cost of license revenues was flat when comparing three and nine months ended September 30, 2015 and 2014.
Cost of Services Revenues
Our cost of services revenues primarily includes the costs of personnel and related overhead to deliver technical support for our products and to provide professional services. Additionally, our costs of services revenues include costs related to our IT development efforts and depreciation on equipment supporting our service offerings. As we continue to invest in and grow business from our hybrid cloud, SaaS and professional services offerings, we expect our total costs of services revenues to continue to increase.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of services revenues	$201	$185	$16	8%	$577	$488	$88	18%
Stock-based compensation	11	11	—	—	32	31	1	4
Total expenses	$212	$196	$16	8	$609	$519	$89	17
% of Services revenues	21%	22%			21%	21%
Cost of services revenues increased during the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily driven by the growth in cash-based employee-related expenses of $19 and $76, respectively, due to organic growth in headcount for the three and nine months ended September 30, 2015. Our acquisition of AirWatch, which occurred during the three months ended March 31, 2014, also contributed to the growth in cash-based employee-related expenses during the nine months ended September 30, 2015. In addition, the growth of our hybrid cloud and SaaS offerings led to an increase in our professional services costs of $5 and $21 during the three and nine months ended September 30, 2015.

Additionally, increases in equipment, depreciation and facilities-related costs of $9 and $30 during the three and nine months ended September 30, 2015, respectively, contributed to the increase in cost of services revenues. These increases were partially offset by the positive impact of $14 and $36 during the three and nine months ended September 30, 2015, respectively, from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses. Costs related to our IT development efforts also decreased $9 and $17 during the three and nine months ended September 30, 2015, respectively.
Research and Development Expenses
Our research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$275	$266	$8	3%	$794	$749	$45	6%
Stock-based compensation	56	61	(4)	(7)	164	187	(23)	(13)
Total expenses	$331	$327	$4	1	$958	$936	$21	2
% of Total revenues	20%	22%			20%	22%
Research and development expenses increased during the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase was primarily due to growth in cash-based employee-related expenses of $20 and $68 during the three and nine months ended September 30, 2015, respectively, due to organic growth in headcount. Our acquisition of AirWatch during the three months ended March 31, 2014, also contributed to the growth in cash-based employee-related expenses during the nine months ended September 30, 2015. The increase in research and development expenses during the three and nine months ended September 30, 2015 was partially offset by a decrease in stock-based compensation of $4 and $23, respectively, primarily as a result of certain awards becoming fully vested in fiscal year 2014. The positive impact of $5 and $12 during the three and nine months ended September 30, 2015, respectively, resulting from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses also partially offset the overall increase in research and development expenses. Equipment and depreciation costs also decreased during the three and nine months ended September 30, 2015.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$513	$486	$30	6%	$1,532	$1,422	$113	8%
Stock-based compensation	43	43	(2)	(5)	124	128	(5)	(4)
Total expenses	$556	$529	$28	5	$1,656	$1,550	$109	7
% of Total revenues	33%	35%			35%	36%
Sales and marketing expenses increased during the three and nine months ended September 30, 2015 compared to the same periods in 2014, primarily driven by growth in cash-based employee-related expenses of $28 and $122, respectively, due to organic growth in headcount. Higher commission expense due to increased sales volume and our acquisition of AirWatch during the three months ended March 31, 2014 also contributed to the growth in cash-based employee-related expenses during the nine months ended September 30, 2015. Additionally, costs incurred for marketing programs and initiatives increased by $14 and $26 during the three and nine months ended September 30, 2015, respectively. During the nine months ended September 30, 2015, facilities-related costs increased by $12, and costs incurred for contractors increased by $9. These increases in expenses during the three and nine months ended September 30, 2015 were partially offset by the positive impact of $31 and $83, respectively, from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses.

General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative	$185	$152	$32	21%	$521	$447	$73	16%
Stock-based compensation	16	17	—	(2)	47	51	(4)	(7)
Total expenses	$201	$169	$32	19	$568	$498	$69	14
% of Total revenues	12%	11%			12%	11%
General and administrative expenses increased during the three and nine months ended September 30, 2015 compared to the same periods in 2014. We have made and will continue to make installment payments to certain key employees of AirWatch subject to the achievement of specified future employment conditions. We recognized compensation expense of $36 and $117 during the three and nine months ended September 30, 2015, respectively, relating to these installment payments compared to $41 and $101 during the three and nine months ended September 30, 2014, respectively. Equipment, depreciation and facilities-related costs increased $14 and $37 during the three and nine months ended September 30, 2015, respectively. An increase in charitable donations of $13 and $16 during the three and nine months ended September 30, 2015, respectively, further contributed to the increase in general and administrative expenses. Other cash-based employee-related expenses increased by $5 and $20 during the three and nine months ended September 30, 2015 due to incremental organic growth in headcount. The increase to general and administrative expenses was partially offset by the positive impact from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses during the three and nine months ended September 30, 2015.
Realignment Charges

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Realignment charges	$—	$6	$(6)	(107)%	$20	$4	$16	355%
% of Total revenues	—%	—%			—%	—%
During the first quarter of 2015, we eliminated approximately 350 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $20 of severance-related realignment charges were recognized during the nine months ended September 30, 2015. As of September 30, 2015, $1 remained in accrued expenses and other on the condensed consolidated balance sheets and is expected to be paid during 2015.
During the third quarter of 2014, we eliminated approximately 90 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $7 of severance-related realignment charges was recognized during the three months ended September 30, 2014.
Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other income (expense), net	$(7)	$(2)	$(5)	250%	$(8)	$(2)	$(6)	300%
% of Total revenues	—%	—%			—%	—%
Other income (expense), net during the three months ended September 30, 2015 was primarily related to an impairment charge of approximately $5 as a result of determining that a strategic investment was impaired.

Income Tax Provision
Our quarterly effective tax rate, including discrete items was 21.4% and 18.0% during the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, our effective tax rate, including discrete items was 20.4% and 18.9%, respectively. The change in our quarterly effective tax rate was primarily due to the shift in the mix of our earnings from our lower tax non-U.S. jurisdictions to the U.S. and the amount and timing of recognition of discrete items including a $19 benefit recognized in connection with the GSA settlement which occurred during the second quarter of 2015.
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
The EMC consolidated group is routinely under audit by the Internal Revenue Service (the “IRS”). All U.S. federal income tax matters have been concluded for years through 2008. The IRS commenced a federal income tax audit for the tax years 2009 and 2010 in the third quarter of 2012, and commenced an audit of tax year 2011 during the first quarter of 2015. The federal income tax audit for the tax years 2009 and 2010 is ongoing. In addition, we are under corporate income tax audits in various states and non-US jurisdictions.
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
Our Relationship with EMC
As of September 30, 2015, EMC owned 43,025,000 shares of Class A common stock and all 300,000,000 shares of Class B common stock, representing 81.3% of our total outstanding shares of common stock and 97.5% of the combined voting power of our outstanding common stock. Refer to Note M to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the pending Dell and EMC merger and our intent to form a new cloud services business with EMC.
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

•
Pursuant to an ongoing distribution agreement, we act as the selling agent for certain products and services of Pivotal Software, Inc. (“Pivotal”), a subsidiary of EMC, in exchange for an agency fee. Under this agreement, cash is collected from the end user by us and remitted to Pivotal, net of the contractual agency fee.

•	We provide various transition services to Pivotal. Support costs incurred by us are reimbursed to us and are recorded as a reduction to the costs incurred by us.
Information about our revenues and receipts from such arrangements with EMC during the three and nine months ended September 30, 2015 and 2014 and unearned revenues as of September 30, 2015 and December 31, 2014 consisted of the following:

	Revenues and Receipts from EMC				Unearned Revenues from EMC
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Reseller revenues	$68	$47	$199	$136	$256	$290
Internal-use revenues	4	4	13	17	11	18
Professional services revenues	20	13	68	53	5	9
Agency fee revenues	1	1	4	4	—	—
Reimbursement for transition services	2	—	3	1	n/a	n/a
We and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

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

Information about our costs from such arrangements with EMC for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Purchases and leases of products and purchases of services	$14	$15	$45	$48
Collaborative technology project costs	1	3	4	10
EMC subsidiary support and administrative costs	24	31	79	107
We also purchase EMC products through EMC's channel partners. Purchases of EMC products through EMC's channel partners were $7 and $33 during the three and nine months ended September 30, 2015, respectively, and $7 and $18 during the three and nine months ended September 30, 2014, respectively.
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

Tax Sharing Agreement with EMC
Pursuant to a tax sharing agreement between us and EMC, payments are made between us and EMC related to our portion of federal income taxes on EMC's consolidated tax return as well as income taxes for states in which combined state income tax returns are filed. The following table summarizes these payments made between us and EMC during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Payments from us to EMC	$—	$—	$92	$20
Payments made by us to EMC result from us having a tax liability. The amount that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differs from the amount we would owe on a separate return basis, and the difference is presented as a component of stockholders’ equity. During the three and nine months ended September 30, 2015 and 2014, the difference between the amount of tax calculated on a stand-alone basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related party transactions with EMC described above, amounts due to and from related parties, net as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Due to related parties	$(50)	$(76)
Due from related parties	75	125
Due (to) from related parties, net	$25	$49

Income tax due (to) from related parties	$(36)	$(40)
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
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 due May 1, 2018, $550 due May 1, 2020 and $270 due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and nine months ended September 30, 2015, $7 and $20, respectively, of interest expense was recognized. During the three and nine months ended September 30, 2014, $7 and 18, respectively, of interest expense was recognized.
Liquidity and Capital Resources
At September 30, 2015 and 2014, we held cash, cash equivalents and short-term investments as follows:

	September 30,
	2015	2014
Cash and cash equivalents	$2,083	$2,293
Short-term investments	5,139	4,801
Total cash, cash equivalents and short-term investments	$7,222	$7,094
As of September 30, 2015, we held a diversified portfolio of money market funds and fixed income securities totaling $6,452. Our fixed income securities are denominated in U.S. dollars and consist of highly liquid debt instruments of the U.S. Government and its agencies, municipal obligations, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. As of September 30, 2015, our total cash, cash equivalents and short-term investments were $7,222, of which $5,692 was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on the related undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Our cash flows summarized for the nine months ended September 30, 2015 and September 30, 2014 were as follows:

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$1,411	$1,765
Investing activities	(362)	(2,433)
Financing activities	(1,037)	656
Net increase (decrease) in cash and cash equivalents	$12	$(12)
Operating Activities
Cash provided by operating activities decreased by $354 during the nine months ended September 30, 2015 compared to the same period in 2014 mainly due to the change in unearned revenues as well as the change in income taxes payable as a result of tax payments made to EMC under the tax sharing agreement. Under the tax sharing agreement, we are obligated to pay EMC an amount equal to the tax expense generated by us that EMC may recognize in a given year on its consolidated tax return. During the nine months ended September 30, 2015, we paid $92 to EMC under the tax sharing agreement compared to $20 during the nine months ended September 30, 2014. Additionally, cash provided by operating activities during the nine months ended September 30, 2015 also reflects payments for legal settlements, primarily $76 for the GSA settlement, and increases in payroll and operating expenses resulting from growth in headcount-related expenses driven by organic growth and the AirWatch acquisition, including installment payments made to certain key employees of AirWatch. These decreases were partially offset by a change in accounts receivable as a result of an increase in cash collections.
The strengthening of the U.S. dollar that started in 2014 negatively impacted the U.S. dollar equivalent of our foreign currency collections. Even if the U.S. dollar stabilizes at its current level for the remainder of 2015, our cash flows from operations will remain negatively impacted during 2015. Additionally, cash flows from operations will be further impacted by installment payments of approximately $28 to certain key employees of AirWatch for the remainder of 2015.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions, and capital expenditures. Cash provided by investing activities is impacted by the sales and maturities of our available-for-sale securities.
Cash used in investing activities decreased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily as a result of our acquisitions, including AirWatch for $1,068 during the three months ended March 31, 2014. Additionally, the net cash used related to our available-for-sale securities decreased during the nine months ended September 30, 2015 as compared to the same period in 2014.
The increase in restricted cash during the nine months ended September 30, 2014 includes $75 for amounts held in escrow and payable to certain AirWatch employees, subject to achievement of certain employment conditions. During the nine months ended September 30, 2015, the $75 was released from escrow and paid to the employees. The release from escrow is reflected as an inflow within investing activities while the payment to the employees is reflected as an outflow within operating activities.
Financing Activities
Net cash used in financing activities increased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily as a result of an increase in our repurchase of common stock. Additionally, during the nine months ended September 30, 2014, we benefited from a cash inflow as a result of our notes payable exchange agreement with EMC. Refer to sections below for further information.
Notes Payable to EMC
As of September 30, 2015, $1,500 remained outstanding on notes payable to EMC, with interest payable quarterly in arrears.
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
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. All shares repurchased under our stock repurchase programs are retired. On January 27, 2015, our Board of Directors authorized the repurchase of up to an additional one billion dollars of our Class A common stock through the end of 2017. During the nine months ended September 30, 2015, we repurchased 12.5 million shares for an aggregate purchase price of $1,050. As of September 30, 2015, the cumulative authorized amount remaining for repurchase under an authorized program was $910. Refer to Note J to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
We expect to repurchase approximately $1,250 of our Class A common stock in 2015.
Virtustream
In connection with the expected formation of Virtustream, we anticipate contributing certain assets relating to our vCloud Air business and possibly cash. The amount of cash to be contributed, if any, will be determined upon finalization of the definitive agreement.
Upon closing of the proposed agreement to form Virtustream, we expect that the operations of Virtustream during fiscal 2016, including the operations of vCloud Air, will require both operating and capital investment.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: the IT industry transformation and our related strategic positioning; maintaining our industry leadership position; the benefits of our products and services to customers and partners; synergies across our SDDC and product areas; sales of licenses that include products beyond VMware vSphere hypervisor continuing to grow; newer products, suites and services solutions driving growth; SaaS revenues and revenues from our hybrid cloud offerings comprising an increasing percentage of our revenues; our intent to form Virtustream, including our anticipated contribution of assets and possibly cash; sales and related cash collections continuing to increase during the remainder of 2015, offset by installment payments to certain key employees of AirWatch; hybrid cloud and SaaS revenues continuing to grow, but negatively impacting the associated license revenues growth rate during the remainder of 2015; the impact of foreign currency fluctuations on financial results, such as revenues, unearned revenues and anticipated and actual cash flows from operations; customer and partner demand for our products and services; variation in and increased total costs of services revenues; the effect on us of the resolutions of pending claims, legal proceedings and investigations and other matters described in Note I of the notes to the condensed consolidated financial statements; variation in, and impact of timing of product promotions on, the recognition of unearned revenues; increasing employee headcount and related impact on operating expense; the impact of shifts in the mix of earnings between U.S. and non-U.S. tax jurisdictions on our estimated annual effective tax rate; the effects of potential developments in U.S. and non-U.S. tax jurisdictions as well as our business strategies on our effective tax rate; the impact of our relationship with EMC on taxes; the timing and completion of the IRS tax audit of the EMC consolidated group; indefinitely reinvesting our overseas earnings outside of the U.S. and not repatriating them to the U.S.; the sufficiency of our liquidity and capital reserves to fund our operations and business strategy; our ability to generate positive cash flows from operations; the impact of acquisitions, investments and stock repurchases on our overall cash needs; our ability to obtain liquidity, arrange debt financings or enter into credit facilities, should additional liquidity be required; and repurchasing approximately $1,250 of Class A common stock in 2015.
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
There were no material changes to our market risk exposures in the three months ended September 30, 2015. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of EMC, including, among other things, overlapping business opportunities, EMC's ability to control certain transactions and resource allocations and related persons transactions with EMC and its other affiliated companies, are set forth below under the heading “Risks Related to Our Relationship with EMC.”
Risks Related to Recent Announcements
The announcement, and potential completion, of Dell's proposed acquisition of EMC, may have an adverse impact on our business and our stock price.
On October 12, 2015, EMC and Dell announced that Dell’s parent company Denali would acquire EMC while maintaining VMware as an independent publicly traded company and issuing a tracking stock, Class V common stock, intended to reflect VMware's economic performance as partial consideration to the EMC shareholders (the “Dell Acquisition”). Upon issuance, the Class V common stock is expected to track the performance of an approximately 53% economic interest in the VMware business.
A number of factors could adversely affect our business or our stock price during the pendency or following the closing of the Dell Acquisition, including:

•
If the Dell Acquisition is completed, Dell will be able to control matters requiring our stockholders’ approval, including the election of a majority of our directors and the other matters over which EMC currently has control, as described in the risk factors below.

•
Following the closing of the acquisition, Dell could implement changes to our business, including changing our commercial relationship with EMC or taking other corporate actions that our other stockholders may not view as beneficial.

•
We have arrangements with a number of companies that compete with Dell, and the pendency or completion of the Dell Acquisition could adversely affect our relationship with these companies or other customers, suppliers and partners.

•
During the pendency of the Dell Acquisition, Denali has a right of consent to matters requiring EMC’s approval under our certificate of incorporation, including acquisitions or investments in excess of $100 million (including the contemplated formation of the new cloud services business), and Denali may choose not to consent to matters that our board of directors believes are in the best interests of VMware.

•	We anticipate certain synergies and benefits from the Dell Acquisition that may not be realized.

•
The tracking stock to be issued by Denali, while not a VMware issued security, would increase the supply of publicly traded securities that track VMware's economic performance and could create the perception that the tracking stock dilutes the holdings of our public stockholders, both of which could put downward pressure on our stock price.

•
Following the closing of the Dell Acquisition, Dell will be highly leveraged and may be required to commit a substantial portion of its cash flows to servicing its indebtedness. This could create the perception that Dell may exercise its control over us to limit our growth in favor of its other businesses or cause us to transfer cash to Dell. In addition, if Dell defaults, or appears in danger of defaulting, on its indebtedness, the trading price of the tracking stock issued by Denali would be adversely affected, which could negatively impact the price of our Class A common stock, and uncertainty as to the impact of such a default on VMware could disrupt our business.

•
Some of our products, including our vRealize management products, compete directly with Dell’s products, which could result in reduced sales during the pendency or following the closing of the Dell Acquisition.

•	The pendency of the Dell Acquisition creates uncertainty for our employees, which could make it difficult to attract and retain employees.

•	The pendency of the Dell Acquisition could distract management’s focus from executing on other strategic initiatives.

•	The Dell Acquisition creates litigation risk. Various lawsuits have been filed against EMC in connection with the Dell Acquisition, and we may be named in these or other lawsuits.
Our recently announced intention to form a new cloud services business with EMC may not be completed and, if completed, may not prove successful.
We recently announced our intention to form a new cloud services business, jointly owned with EMC, in connection with which we expect to transfer employees and to contribute technology and possibly cash to Virtustream, Inc., currently a wholly-owned subsidiary of EMC (“Virtustream”). Although we previously announced our intention to complete the transaction, we have not yet signed, and may not ever sign or consummate, definitive agreements. VMware’s level of ownership in Virtustream and the ongoing effect on VMware’s financial results have not been determined, and definitive agreements may contain terms materially different from those announced. The cloud services business would increase our investments in the cloud services space, which is intensely competitive and dominated by large companies with very strong balance sheets, and we may need to invest capital into Virtustream on an ongoing basis. In addition, the formation of the cloud services business involves the combination of multiple businesses from VMware and EMC that may overlap and not yield expected synergies. Finally, if we do not form a new cloud services business with EMC, our vCloud Air business may suffer, and it would be difficult to successfully execute a standalone hybrid cloud strategy.
Our stock price declined significantly in October 2015 following announcements regarding the Dell Acquisition, our financial results and guidance for future operating results and our intention to form a cloud services business with EMC, and future announcements concerning these matters could also lead to volatility in our stock price.
Our stock price declined significantly both following the announcement of the Dell Acquisition and following the subsequent announcement of financial results for the third quarter of 2015, our guidance for future operating results and our intent to form the new cloud services business with EMC. Market reaction may reflect uncertainty about the impact of the Dell Acquisition, concern over our future growth rate and concern about our new cloud services business with EMC. Future announcements concerning these matters could also lead to volatility in our stock price.
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
Our products and services are based on server virtualization and related technologies that have primarily been used for virtualizing on-premise data center servers and form the foundation for private cloud computing. As the market for data center server virtualization has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize virtualization as the foundation for public, private and hybrid cloud-based computing, including our VMware vCloud Suite, VMware vSphere with Operations Management, VMware vRealize Suite, our Horizon client virtualization offerings and our AirWatch mobile device management offerings. We have been increasing our focus on our hybrid cloud offerings, which include our vCloud Air service offerings, and we have been increasingly offering software as a service (“SaaS”) versions of our on-premises products, including our vRealize and Horizon Suite, and certain AirWatch offerings. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of our private and hybrid cloud solutions as well as our client virtualization and mobile device management solutions. As the market for our server virtualization products matures and the scale of our business increases, our rate of revenue growth will depend largely upon the success of our newer product and service offerings. In addition, to the extent that our newer private and hybrid cloud solutions, as well as our client and network virtualization and mobile device management solutions, are adopted more slowly or less comprehensively than we expect, our revenue growth rates may slow materially or our revenue may decline substantially.
The large majority of our revenues have come from our server virtualization products including our flagship VMware vSphere product line. Decreases in demand for our server virtualization products could adversely affect our results of operations and financial condition.
The large majority of our revenues have come from our server virtualization products. Although we continue to develop other applications for our virtualization technology such as our network virtualization solution, VMware NSX, our storage virtualization solutions, vSAN, Virtual Volumes, our end-user computing products and our hybrid cloud services and expand our offerings into related areas such as our vRealize software-defined data center (“SDDC”) management products and vCloud product suites, we expect that our server virtualization products and related enhancements and upgrades will constitute a majority of our revenues for the foreseeable future. Declines and variability in demand for our server virtualization products could occur as a result of:

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
Our partners and members of our developer and technology partner ecosystem. We face competition from our partners. For example, third parties currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors. Additionally, as formerly distinct sectors of enterprise IT such as software-based virtualization and hardware-based server, networking and storage solutions converge, we also increasingly compete with companies who are members of our developer and technology partner ecosystem. Consequently, we may find it more difficult to continue to work together productively on other projects, and the advantages we derive from our ecosystem could diminish. For example, Nutanix released a hypervisor solution based on KVM.
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

•
We will need to develop and implement appropriate go-to-market strategies and train our sales force in order to effectively market and sell offerings in product categories in which we may have less experience than our competitors. Accordingly, end users could choose competing products and services over ours, even if such offerings are less advanced than ours.

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

•
As we continue to develop and expand our hybrid cloud and SaaS offerings, we will need to continue to evolve our processes to meet a number of regulatory, intellectual property and contractual and service compliance challenges as we seek to transform significant portions of our business from a products- to a services-based organization and as our customers increasingly utilize our services to house their data and rely upon our services for their own continuous operations. These challenges include compliance with licenses for open source and third party software embedded in our hybrid cloud and SaaS offerings, maintaining compliance with export control and privacy regulations, protecting our services from external threats, maintaining the continuous service levels and data security expected by our customers, preventing the inappropriate use of our services, compliance with an increasing number of data sovereignty laws and regulations and adapting our go-to-market efforts to clarify the increasing complexity in our product and service offerings for our customers.

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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise agreements (“EAs”) that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe or that region’s failure to recover from recession would threaten to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. In addition, recent economic instability in China and Russia has adversely affected our operating results in these countries, and our operating results may be further adversely affected if this economic instability continues or spreads to neighboring markets. In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
Our revenues, unearned revenues and cash flows from operating activities may be adversely impacted as a result of fluctuations in the exchange rates between the U.S. dollar and foreign currencies. We invoice and collect in certain non-U.S. dollar denominated currencies, thereby conducting a portion of our transactions in currencies other than the U.S. dollar. Although this practice may alleviate credit risk from our distributors during periods when the U.S. dollar strengthens, it shifts the risk of currency fluctuations to us and may negatively impact our revenues, unearned revenues, anticipated cash flows and financial results due to fluctuations in foreign currency exchange rates, particularly the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi relative to the U.S. dollar. While variability in operating margin may be reduced due to invoicing in certain of the local currencies in which we also recognize expenses, increased exposure to foreign currency fluctuations will introduce additional risk for variability in revenue-related components of our consolidated financial statements and in our cash provided by operating activities. During the first nine months of 2015 and fiscal year 2014 approximately 30% of our sales were invoiced and collected in certain non-U.S. dollar denominated currencies.
We enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities against movements in certain foreign exchange rates. Although we expect the gains and losses on our foreign currency forward contracts to generally offset the majority of the gains and losses associated with the underlying foreign-currency denominated assets and liabilities that we hedge, our hedging transactions may not yield the results we expect. Additionally, we expect to continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures. For example, we experienced a measurable negative impact to our revenues, unearned revenues as well as cash flows from operating activities in the fourth quarter of 2014 and the nine months ended September 30, 2015 due to exchange rate fluctuations and we expect a further negative impact throughout 2015 even if currency exchange rates stabilize at their current levels. The further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenues, unearned revenues and cash flows from operating activities.
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
Revenues from customers outside the United States comprised 50% and 51%, respectively, of our total revenues during the nine months ended September 30, 2015 and 2014. We have sales, administrative, research and development and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Additionally, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. Our international operations subject us to a variety of risks, including:

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
For example, recent economic instability in China and Russia has adversely affected our operating results in these countries, and our operating results may be further adversely affected if this economic instability continues or spreads to neighboring markets. Additionally, the Chinese government is working to implement new network security standards that will require IT systems being sold into certain key sectors to be certified as “secure and controllable”. As part of that effort, in December 2014, standards were implemented in the banking sector requiring IT companies selling to Chinese banks to submit their software and other technology to intrusive security testing, include indigenous Chinese intellectual property and encryption technology in their software and disclose source code and other proprietary information to the Chinese government. Implementation of these standards was subsequently suspended in light of concerns communicated by banks and other parties. However, the authorities have indicated that revised standards may be announced in the future. If we are not able to, or choose not to, comply with any such future banking standards and other standards the Chinese government might implement in the future to cover other market sectors within China, our business in China may suffer.
Furthermore, if we fail to comply with legal and regulatory requirements covering the foreign activities of U.S. corporations, such as export control requirements and the Foreign Corrupt Practices Act, as well as with local regulatory requirements in non-U.S. jurisdictions, we may be exposed to significant fines and penalties and reputational harm. These risks will increase as we expand our operations to locations with a higher incidence of corruption and fraudulent business practices. Our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. We expect a significant portion of our growth to occur in foreign countries, which can add to the difficulties in maintaining adequate management and compliance systems and internal controls over financial reporting, and increase challenges in managing an organization operating in various countries.
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
Developing our products and services is expensive. Our investment in research and development may not result in marketable products or services or may result in products and services that take longer to generate revenues, or may generate less revenues, than we anticipate. Our research and development expenses were approximately 20% of our total revenues during both the nine months ended September 30, 2015 and fiscal year ended December 31, 2014. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
If sales expected from specific customers for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, financial condition and results of operations for that period could be materially adversely affected.
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
Three of our distributors each accounted for 10% or more of our consolidated revenues during the first nine months of 2015. Our agreements with distributors are typically terminable by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products or services under the agreements. While we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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
Three of our distributors each accounted for 10% or more of our consolidated revenues during the first nine months of 2015. We anticipate that sales of our products to a limited number of distributors will continue to account for a significant portion of our total product revenues for the foreseeable future. The concentration of product sales among certain distributors increases our potential credit risks. For example, approximately 38% of our total accounts receivable as of September 30, 2015 was from these three distributors. Some of our distributors may experience financial difficulties, which could adversely impact our collection of accounts receivable. One or more of these distributors could delay payments or default on credit extended to them. Our exposure to credit risks of our distributors may increase if our distributors and their customers are adversely affected by global or regional economic conditions. Additionally, we provide credit to distributors, resellers, and certain end-user customers in the normal course of business. Credit is generally extended to new customers based upon a credit evaluation. Credit is extended to existing customers based on ongoing credit evaluations, prior payment history, and demonstrated financial stability. We often allow distributors and customers to purchase and receive shipments of products in excess of their established credit limit. We are unable to recognize revenues from such shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could result in a negative impact on our results of operations and delay our ability to recognize revenue.
We are involved in litigation and regulatory inquiries and proceedings that could negatively affect us.
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to commercial, product liability, intellectual property, breach of contract, employment, class action, whistleblower and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, our business, rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, and shifts in the amount of earnings in the U.S. compared with other regions in the world as well as the expiration of statute of limitations and settlements of audits, changes in our international organization, and changes in overall levels of income before tax. For example, the U.S. federal research credit, which provided a significant reduction in our effective tax rate, expired on December 31, 2014. Without the reinstatement of the U.S. federal research credit, our forecast of the 2015 effective tax rate is higher than the 2014 effective tax rate.
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
As of September 30, 2015, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 81.3% of the total outstanding shares of common stock or 97.5% of the voting power of outstanding common stock. The holders of our Class A common stock and our Class B common stock have identical rights, preferences and privileges except with respect to voting and conversion rights, the election of directors, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in our certificate of incorporation. Holders of our Class B common stock are entitled to 10 votes per share of Class B common stock on all matters except for the election of our Group II directors, in which case they are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. The holders of Class B common stock, voting separately as a class, are entitled to elect 80% of the total number of directors on our board of directors that we would have if there were no vacancies on our board of directors at the time. These are our Group I directors. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect our remaining directors, which at no time will be less than one director-our Group II director(s). Accordingly, the holders of our Class B common stock currently are entitled to elect 7 of our 8 directors.
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
Our certificate of incorporation and the master transaction agreement entered into between us and EMC in connection with our initial public offering (“IPO”) also contain provisions that require that as long as EMC beneficially owns at least 20% or more of the outstanding shares of our common stock, the prior affirmative vote or written consent of EMC (or its successor-in-interest) as the holder of the Class B common stock is required (subject in each case to certain exceptions) in order to authorize us to:

•	consolidate or merge with any other entity;

•	acquire the stock or assets of another entity in excess of $100 million;

•	issue any stock or securities except to our subsidiaries or pursuant to our employee benefit plans;

•	establish the aggregate annual amount of shares we may issue under employee equity awards;

•	dissolve, liquidate or wind us up;

•	declare dividends on our stock;

•	enter into any exclusive or exclusionary arrangement with a third party involving, in whole or in part, products or services that are similar to EMC’s; and

•	amend, terminate or adopt any provision inconsistent with certain provisions of our certificate of incorporation or bylaws.
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
We currently engage in a number of related persons transactions with EMC (and, if the Dell Acquisition is completed, we may in the future engage in related persons transactions with Dell) that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services. Additionally, we contributed technology and transferred employees to Pivotal in 2013 and continue to hold a significant ownership interest in Pivotal. We also recently announced our intention to form a new cloud services business, jointly owned with EMC, in connection with which we expect to contribute technology and transfer employees to Virtustream, Inc., currently a wholly-owned subsidiary of EMC (“Virtustream”), in exchange for shares of common stock of Virtustream, and expect to consolidate Virtustream's results into our financial statements. For more information, refer to Note K to the Notes to the condensed consolidated financial information and “Our Relationship with EMC” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this periodic report, and “Transactions with Related Persons” in the proxy statement for our 2015 annual meeting of stockholders.

We believe that these related persons transactions provide us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of EMC and its subsidiaries for the benefit of our customers and stockholders while enabling us to compete more effectively with competitors who are much larger than us. However, these transactions (or other transactions we may enter into with Dell if the Dell Acquisition is completed) may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Negotiating and implementing these arrangements can be time consuming and cause delays in the introduction of joint product and service offerings and disruptions to VMware's business. We cannot predict whether our stockholders and industry or securities analysts who cover us will react positively to announcements of new related persons transactions with EMC, and such announcements could have a negative impact on our stock price. Our participation in these transactions may also cause certain of our other vendors and ecosystem partners who compete with EMC and its subsidiaries (or, if the Dell Acquisition is completed, Dell and its subsidiaries) to also view us as their competitors. Additionally, if Pivotal requires additional funding, we may be asked to contribute capital resources to Pivotal or accept dilution in our ownership interest, and we may be unable to realize any value from the technology and resources that we contributed to Pivotal. For a description of risks specific to the proposed Virtustream transaction, see “Risks Related to Recent Announcements — Our recently announced intention to form a new cloud services business with EMC may not be completed and, if completed, may not prove successful.”
Our business and the business of EMC overlap, and EMC and Dell may compete with us, which could reduce our market share.
We and EMC are IT infrastructure companies providing products and services that overlap in various areas, including software-based network storage, hyper-converged infrastructure products and cloud computing services. Dell, which has proposed to acquire EMC in the Dell Acquisition, and would, upon the consummation of the Dell Acquisition, indirectly control our company also provides products and services that overlap with ours in various areas, including in management and hyper-converged infrastructure products. EMC and Dell compete with us in these areas now and may engage in increased competition with us in the future. In addition, the intellectual property agreement that we have entered into with EMC provides EMC the ability to use our source code and intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. EMC’s rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where EMC holds a majority position and one or more of our competitors hold minority positions.
EMC, or following the Dell Acquisition, Dell, could assert control over us in a manner that could impede our growth or our ability to enter new markets or otherwise adversely affect our business. Further, EMC, or following the Dell Acquisition, Dell, could utilize its control over us to cause us to take or refrain from taking certain actions, including entering into relationships with channel, technology and other marketing partners, enforcing our intellectual property rights or pursuing business combinations, other corporate opportunities (which EMC is expressly permitted to pursue under our certificate of incorporation) or product development initiatives that could adversely affect our competitive position, including our competitive position relative to that of EMC in markets where we compete with them. In addition, EMC and Dell maintain significant partnerships with certain of our competitors, including Microsoft.
EMC’s and Dell's competition in certain markets may affect our ability to build and maintain partnerships.
Our existing and potential partner relationships may be affected by our relationship with EMC and the pendency of the Dell Acquisition. We partner with a number of companies that compete with EMC or Dell in certain markets in which EMC or Dell participate. EMC’s majority ownership in us, and the potential that Dell may complete its acquisition of EMC and indirectly control a majority of our common stock, might affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with EMC and the potential Dell Acquisition.
EMC and Dell compete with certain of our significant channel, technology and other marketing partners, including IBM and Hewlett-Packard. Pursuant to our certificate of incorporation and other agreements that we have with EMC, EMC, and, if the Dell Acquisition is completed, Dell, may have the ability to impact our relationship with those of our partners that compete with EMC or Dell, which could have a material adverse effect on our results of operations or our ability to pursue opportunities which may otherwise be available to us.
In order to preserve the ability for EMC to distribute its shares of our Class B common stock on a tax-free basis, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.
Beneficial ownership of at least 80% of the total voting power is required in order for EMC or its successor-in-interest to affect a tax-free spin-off of VMware or certain other tax-free transactions. We have agreed that for so long as EMC or its successor-in-interest continues to own greater than 50% of the voting control of our outstanding common stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude EMC’s or its successor-in-interest’s ability to undertake a tax-free spin-off. Additionally, under our certificate of incorporation and the master transaction agreement we entered into with EMC and under the Dell Acquisition Agreement, we must obtain the consent of EMC or its successor-in-interest, as the holder of our Class B common stock, and EMC must thereafter seek the consent of Dell, to issue stock or other

VMware securities, except pursuant to employee benefit plans (provided that we obtain Class B common stockholder approval of the aggregate annual number of shares to be granted under such plans), which could cause us to forgo capital raising or acquisition opportunities that would otherwise be available to us. As a result, we may be precluded from pursuing certain growth initiatives.
Third parties may seek to hold us responsible for liabilities of EMC, which could result in a decrease in our income.
Third parties may seek to hold us responsible for EMC’s liabilities. Under our master transaction agreement with EMC, EMC will indemnify us for claims and losses relating to liabilities related to EMC’s business and not related to our business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot be certain that we will be able to recover the full amount of our losses from EMC or its successor-in-interest.
Although we have entered into a tax sharing agreement with EMC under which our tax liabilities for most transactions will effectively be determined as if we were not part of any consolidated, combined or unitary tax group of EMC Corporation or its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups.
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation or certain of its subsidiaries for state and local income tax purposes. Pursuant to our tax sharing agreement with EMC, we and EMC generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in EMC’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain consolidated return adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. When we become subject to federal income tax audits as a member of EMC's consolidated group, the tax sharing agreement provides that EMC has authority to control the audit and represent EMC and VMware's interests to the IRS. Accordingly, if we and EMC or its successor-in-interest differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired. In addition, if EMC effects a 355 Distribution that is subsequently determined to be taxable, VMware could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.
We have been included in the EMC consolidated group for U.S. federal income tax purposes since our acquisition by EMC, and expect to continue to be included in such consolidated group for periods in which EMC or its successor-in-interest owns at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the EMC consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation and/or its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.
We are still evaluating the potential impact of the pending Dell Acquisition on our tax sharing agreement with EMC.
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
We may not be able to resolve any potential conflicts with EMC or its successor-in-interest, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
The agreements we enter into with EMC may be amended upon agreement between the parties, and then in some cases only with the consent of Dell under the terms of the Dell Acquisition Agreement. While we are controlled by EMC and during the pendency of the Dell Acquisition, we may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those we would negotiate with an unaffiliated third party, if at all.
Our CEO and some of our directors own EMC common stock or equity awards to acquire EMC common stock, and some of our directors hold management positions with EMC, which could cause conflicts of interests that result in our not acting on opportunities we otherwise may have.
Our CEO and some of our directors own EMC common stock or equity awards to purchase EMC common stock. In addition, some of our directors are executive officers or directors of EMC, and EMC, as the sole holder of our Class B common stock, is entitled to elect 7 of our 8 directors. Ownership of EMC common stock, restricted shares of EMC common stock and equity awards to purchase EMC common stock by our directors and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. There can be no assurance that the provisions in our certificate of incorporation or the master transaction agreement will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor, or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC or, if the Dell Acquisition is completed, Dell. As a result, we may be precluded from pursuing certain growth initiatives.
EMC’s ability to control our board of directors may make it difficult for us to recruit independent directors.
So long as EMC or, if the Dell Acquisition is completed, Dell, beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC, or if the Dell Acquisition is completed, Dell, can effectively control and direct our board of directors. Further, the interests of EMC, Dell and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.
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
The financial information covering the periods included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. If EMC were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to VMware, including the fact that VMware would lose the benefit of these arrangements with EMC. There can be no assurance that VMware would be able to renegotiate these arrangements with EMC, its successor-in-interest or, if the Dell Acquisition is completed, Dell, or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with EMC. Moreover, our historical financial information is not necessarily indicative of what our financial condition, results of operations or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. During the three and nine months ended September 30, 2015, we recognized revenues of $95 million and $287 million, respectively, and as of September 30, 2015, $272 million of sales were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly since our IPO in August 2007. For example, between January 1, 2014 and September 30, 2015, the closing trading price of our Class A common stock was volatile, ranging between $75.06 and $111.80 per share. Our trading price could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q, including upon the announcement from time to time of new strategic transactions.
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
As our controlling stockholder, EMC has the ability to prevent a change in control of VMware. Provisions in our certificate of incorporation and bylaws may also have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•	(a) Sales of Unregistered Securities
None.

•	(b) Use of Proceeds from Public Offering of Common Stock
None.

•	(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Purchases of equity securities during the three months ended September 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)(3)
July 1 – July 31, 2015	947,178	$83.39	947,178	$1,031,378,401
August 1 – August 31, 2015	822,883	85.66	822,883	960,889,434
September 1 – September 30, 2015	637,879	79.14	637,879	910,407,828
	2,407,940	$83.04	2,407,940	910,407,828

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

(2)	The average price paid per share excludes commissions.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.5	Amended and Restated Real Estate License Agreement between VMware, Inc. and EMC Corporation dated September 21, 2015	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	November 9, 2015	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.5	Amended and Restated Real Estate License Agreement between VMware, Inc. and EMC Corporation dated September 21, 2015	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X