Form 10-K
period 2015-12-31
VMWARE, INC.
filed 2016-02-25
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2015, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 30, 2015) was approximately $6,814,162,420. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of June 30, 2015 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2016, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 423,592,297 of which 123,592,297 shares were Class A common stock and 300,000,000 were Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2016. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

VMware, Immidio, vCloud, vCloud Air, vCloud Suite, vCenter, Site Recovery Manager vSphere, vSphere Operations Management, VMware NSX, AirWatch, Horizon, Horizon Suite, Horizon FLEX, vRealize, vRealize Suite, Virtual SAN, VMware Identity Manager, VMware Virtual Volumes, Workspace Environment Management, Workspace Suite, Workstation, Content Locker and AirWatch by VMware are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: the IT industry transformation and our related strategic positioning; expected benefits to customers of our product and service offerings; planned product offerings in connection with our cloud strategy; sales growth in our emerging products, including vSAN and NSX; costs and timing of our realignment plans; slowing of total revenue growth in 2016 as sales transition to emerging products; the level of overall license revenues growth in 2016; impact on professional services revenues of expanding our ecosystem of third-party professionals with expertise in our offerings; increasing employee headcount and its impact on operating expense; the level of amortization of capitalized software development costs in future years; indefinitely reinvesting our overseas earnings outside of the U.S. and not repatriating them to the U.S.; continuing to be included in the consolidated tax group of EMC Corporation; the sufficiency of our liquidity and capital reserves to fund our normal operating requirements; our ability to generate positive cash flows from operations; our ability to obtain liquidity, arrange debt financing or enter into credit facilities, should additional liquidity be required; impact of installment payments to certain key employees of AirWatch on cash flows from operations; the effect on us of the resolutions of pending claims, legal proceedings and investigations and other matters described in Note L of the notes to the consolidated financial statements; the level of additional stock repurchases pursuant to existing stock repurchase authorization; possible reductions to the amount of our total unrecognized tax benefits; the impact of Denali’s proposed acquisition of EMC; and Denali’s intentions with respect to future purchases of VMware common stock and VMware’s use of its cash if its proposed acquisition of EMC is completed. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

PART I

ITEM 1.	BUSINESS
Overview
VMware, Inc. (“VMware”) pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. We are a leader in virtualization and cloud infrastructure solutions that enable businesses to transform the way they build, deliver and consume Information Technology (“IT”) resources in a manner that is evolutionary and based on their specific needs. The benefits to our customers include lower IT costs and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands.
Over the years, we have increased our product offerings beyond compute virtualization to include offerings that allow organizations to manage IT resources across private clouds and complex multi-cloud, multi-device environments by leveraging synergies across these three product groups:

•	SDDC or Software-Defined Data Center

•	Hybrid Cloud Computing

•	End-User Computing
We were the first company to articulate a vision for the SDDC, where increasingly infrastructure is virtualized and delivered as a service, enabling control of the data center to be entirely automated by software.
We incorporated in Delaware in 1998, were acquired by EMC in 2004 and conducted our initial public offering of our Class A common stock in August 2007. EMC holds approximately 81.3% of our outstanding common stock, including 43 million shares of our Class A common stock as of December 31, 2015, and all of our Class B common stock, and we are considered a “controlled company” under the rules of the New York Stock Exchange. On October 12, 2015, Dell Inc. (“Dell”), Denali Holding Inc. (“Denali”) and EMC entered into a definitive agreement under which Denali has agreed to acquire EMC. Under the terms of the agreement, we will continue to operate as a publicly traded company. Upon closing of the transaction, a portion of the merger consideration that EMC shareholders will receive will include shares of Class V common stock that will be registered with the Securities and Exchange Commission and issued by Denali. Pursuant to the terms of the agreement, it is expected that approximately 0.111 shares of Class V common stock will be issued by Denali for each EMC share. Denali has disclosed that the Class V common stock will be a publicly traded tracking stock that, upon issuance, is intended to track the performance of an approximately 53% economic interest in our business. The closing of the transactions contemplated by the merger agreement is subject to approval of the EMC shareholders as well as various regulatory approvals.
Total revenues in 2015 increased 9% to $6,571 million. This is primarily comprised of license revenues of $2,720 million and services revenues of $3,927 million. Of our total services revenues in 2015, 87% comprised software maintenance revenues and the remaining 13% was comprised of professional services revenues, including training. Historically, the majority of our license sales have been from VMware vSphere, which is included in our compute product category within our SDDC product group. However, over the last two years, VMware vSphere license sales have declined. As the transformation of the IT industry continues, we expect that our growth will be increasingly derived from sales of our newer products, suites and services solutions across our three product groups. For example, we have experienced continued growth in sales volumes, production use and number of customers who have purchased VMware NSX, our network virtualization solution. In addition, our end-user computing solutions continue to grow driven in part by enterprise mobile management offerings. For additional financial information on our business by product and geographic area, refer to Note O to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California, and we have 119 offices worldwide.
Products and Technology
Software-Defined Data Center
VMware was the first company to articulate a vision for the SDDC, where increasingly infrastructure is virtualized, enabling management of the data center to be entirely automated by software, from one, unified platform. Traditional data centers are loose collections of technology silos where each application type has its own vertical stack consisting of a CPU and operating system, storage pool, networking and security, and management systems. Over time, costs to maintain the data center infrastructure have been increasing because the data center environment has become divergent, leading to higher complexity. The increased complexity of the data center demands constantly increasing resources to manage and maintain the IT infrastructure. The SDDC is designed to transform the data center into an on-demand service that addresses application requirements by abstracting, pooling and automating the services that are required from the underlying hardware. SDDC promises to dramatically simplify data center operations and lower costs.

Our SDDC architecture consists of four main product categories:

•	Compute

•	Storage and Availability

•	Network and Security

•	Management and Automation
Compute
VMware vSphere (“vSphere”), our flagship data center platform, provides the fundamental compute layer for VMware environments. A “hypervisor” is a layer of software that resides between the operating system and system hardware to enable compute virtualization. Users deploy the vSphere hypervisor when they purchase vSphere or suite versions that include vSphere, such as VMware vCloud Suites and vSphere with Operations Management (“vSOM”).
Storage and Availability
We provide many storage and availability products to offer cost-effective holistic data storage and protection options to all applications running on the vSphere platform. These products serve as hyper-converged infrastructure solutions designed to enable customers to deploy a broad range of hardware solutions. Key hyper-converged infrastructure solutions in this area consist of:

•	Virtual SAN-clusters server disks to create radically simple shared storage designed for virtual machines.

•	vSphere Replication-provides cost-efficient and simple way to manage replication.

•	vCenter Site Recovery Manager-leverages vSphere and vSphere Replication to protect applications against site failures and to streamline planned migrations.
Sales volumes of our Virtual SAN (“vSAN”) continued to grow and customer count continued to increase during 2015. Our latest release introduced new data efficiency capabilities for all-flash storage, in addition to new Quality of Service and performance and capacity monitoring capabilities. We expect further growth during 2016 for vSAN.
Network and Security
Network virtualization abstracts physical networks and greatly simplifies the provisioning and consumption of networking resources. In addition, security services are built in, do not require purpose-built hardware, and can scale with the network. Our network virtualization solution is VMware NSX (“NSX”), which was launched in the third quarter of 2013. Sales volumes of NSX continued to grow during 2015 across three key customer priorities: security, automation, and application continuity. During 2015, VMware customers increasingly moved beyond early deployments and introduced NSX into production environments. While the market for network virtualization continues to be in an early stage, we see future opportunities in this market and expect increased customer deployment in 2016.
Management and Automation
Our management and automation products move beyond core compute infrastructure to manage and automate overarching IT processes involved in provisioning IT services and resources to users from initial infrastructure deployment to retirement. These IT processes manage virtualized and non-virtualized infrastructure resources and private and public cloud infrastructures, including hybrid cloud services. Examples of products in the management and automation product portfolio include:

•	vRealize Operations-provides performance, capacity and configuration management for virtual or physical infrastructure.

•	vRealize Automation-enables customers to rapidly deploy and provision cloud services.

•	vRealize Business-provides transparency and control over the costs and quality of IT services.
Software-Defined Data Center Suites
Our SDDC products are available separately or may be acquired as part of a suite. The VMware vCloud Suite, vSOM, and VMware vRealize suite are packaged solutions for building and managing a complete cloud infrastructure optimized for use with the vSphere platform. VMware vCloud Suite is designed to fulfill the promise of the software-defined data center by pooling industry-standard hardware and running compute and management functions in the data center as software-defined services. vSOM allows users to optimize capacity and monitor the workload performance of their vSphere environments. The VMware vRealize suite is a cloud management platform that extends vCloud Suite capabilities beyond a vSphere private cloud environment to both heterogeneous and hybrid cloud environments.
Hybrid Cloud Computing
Our cloud strategy has three components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud, and (iii) connect and secure endpoints across a range of public clouds. Our cloud strategy is designed to provide organizations with solutions that work across all clouds and all devices.

We enable our customers to utilize off-premise vSphere-based hybrid cloud computing capacity through two offerings: VMware vCloud Air Network Service Providers (“vCAN”) and VMware vCloud Air (“vCloud Air”).
Our vCAN program is directed at hosting and cloud computing vendors, enabling organizations to choose between running applications in virtual machines on their own “private clouds” inside their data center or on “public clouds” hosted by a service provider.
vCloud Air, built on the foundation of vSphere, is a public cloud operated by us that includes infrastructure and disaster recovery, while providing customers with a common platform to seamlessly extend their data center to the cloud. vCloud Air enables customers to extend the same skills, tools, networking and security models across both on-premise and off-premise environments. We plan to narrow the focus of vCloud Air to provide specialized cloud software and services unique to VMware that are distinct from those offered by other cloud providers.
End-User Computing (“EUC”)
Our End-User Computing portfolio enables IT organizations to efficiently deliver more secure access to applications, data and devices for their end users. Our solutions provide end users a digital workspace, within which they can deliver any application to any device in an increasingly mobile-cloud era, while supporting corporate IT with appropriate management and security to networks, preventing data loss, and enabling a high-quality of service-on-premises or in the cloud. Our solutions are designed to optimize simplicity and choice to end-users, while providing security and control to corporate IT.
EUC’s product portfolio consists of our AirWatch mobile solutions, our Horizon application and desktop virtualization solutions, and a set of common services such as VMware Identity Manager. We have combined these solutions into a single offering, Workspace One, which brings together application and desktop management, mobile management, content collaboration and identity management. This solution provides customers with a complete digital workspace which leverages our software defined datacenter solutions so that customers can extend the value of virtualization from their datacenter to their devices.
Our Digital Workspace offering (Workspace One) includes:

•	Enterprise Mobility Management and Identity Management

•	Application and Desktop Virtualization

•	Content Collaboration
Enterprise Mobility Management (“EMM”) and Identity Management
AirWatch, a leader in enterprise mobile management and security, provides a portfolio of solutions for managing mobile devices, applications and content while also securing mobile email, securing browsing across any device, and providing telecom analytics and other key modules.
Our mobile offerings are sold both as perpetual licenses and as software-as-a-service (“SaaS”). AirWatch provides the core foundation to support an increasingly mobile workforce and customer base, enabling customers to take advantage of “bring your own device” initiatives.
VMware Identity Manager is a cloud service incorporated into our Workspace One offering that delivers single sign-on for SaaS, web, cloud and mobile applications, from any device, with conditional access that is integrated with our EMM offering, AirWatch.
Application and Desktop Virtualization
Our Application and Desktop Virtualization offering includes:

•
Horizon - Horizon desktop and application virtualization solutions provide organizations with a streamlined approach to delivering, protecting and managing desktops and applications while containing costs and allowing end users to work anytime, anywhere, across any device.

•	Fusion and Workstation-provide personal desktop virtualization solutions for Macintosh and Windows.
Cloud-based and local virtual desktops and applications provide our customers with the flexibility to meet the needs of Mac and PC users, contractors and other mobile users who are largely disconnected from the network while enabling security, control and compliance of the corporate applications and data. Our cloud-based and local virtual desktop solutions are VMware Horizon Air and VMware Horizon FLEX, along with our real-time application delivery and lifecycle management solution, App Volumes, which were primarily introduced during 2014.

Content Collaboration
AirWatch by VMware’s Content Locker provides a leading enterprise file sync and share solution that extends Mobile Content Management to secure access of content on any device, desktop or mobile, while allowing the content to be stored in any federated data-store whether on-premise or in the cloud. Our content collaboration solutions also include Socialcast, our enterprise social computing solution that allow users to complement their use of email with rich communication in consumer-grade experiences.
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
We have more than 1,200 technology partners with whom we bring joint offerings to the marketplace and over 4,000 active service provider partners. We classify our partners as follows:
Independent Hardware Vendors (“IHVs”) We have established relationships with large system vendors, including Cisco, Dell, Fujitsu, HPE, IBM, Lenovo and NEC for joint certification and co-development. We also work closely with AMD, Intel and other IHVs to provide input on product development to enable them to deliver hardware advancements that benefit virtualization users. We coordinate with the leading storage and networking vendors to ensure joint interoperability and enable our software to access their differentiated functionality.
Independent Software Vendors (“ISVs”) We partner with leading systems management, infrastructure software and application software vendors-including healthcare, telecom, finance and retail market leaders-to deliver value-added products that integrate with our VMware products.
VMware Service Providers We have established partnerships with over 4,000 active service providers in our vCAN program including CenturyLink, Claranet, Fujitsu, IBM, KPN, Macquarie, Navisite, Nifty, NTT, OVH, RackForce Networks, Rackspace, Tieto, T-Systems and UOL Diveo to enable them to host and deliver enterprise-class hybrid clouds as a way for enterprises to extend their data centers to external clouds, while preserving security, compliance and quality of service.
Our Technology Alliance Partner program facilitates joint solution creation and coordinated go-to-market activities with our partners. Over 4,500 of the most widely used applications from ISVs support the vSphere platform. These applications include business solutions for enterprise resource planning, human resource management, electronic medical records management, financial processing and middleware, such as application servers and databases.
Our ISVs and other alliance partners, developers and additional VMware community members have distributed more than 2,900 software applications as virtual appliances. We invest significant capital in testing and certification of infrastructure to rigorously ensure our software works well with major hardware and software products.
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
We prioritize our product development efforts through a combination of engineering-driven innovation and customer and market-driven feedback. Our R&D culture places high value on innovation, quality and open collaboration with our partners. We currently participate in numerous standards groups and VMware employees hold a variety of standards organization leadership positions.
Our R&D expenses totaled $1,300 million, $1,239 million, and $1,082 million in 2015, 2014 and 2013, respectively.
Sales and Marketing
We have a highly leveraged go-to-market strategy that includes a direct sales force that is complementary to our channel. Our sales force works with our channel partners to introduce them to end-user customer accounts and new sales opportunities.
We have established ongoing business relationships with our distributors. Our distributors purchase software licenses and software support from us for resale to end-user customers via resellers. These resellers are part of our VMware Partner Network (“VPN”), which offers resellers sales and product training, pricing incentives, rebates and access to the worldwide network of VMware distributors and the VMware Partner Central Web portal. In addition, our channel partner network includes certain systems integrators and resellers trained and certified to deliver consulting services and solutions leveraging VMware products.

We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours.
End users can obtain licenses to our products through individual discrete purchases to meet their immediate needs or through the adoption of enterprise agreements (“EAs”). EAs are comprehensive volume license offerings that provide for multi-year maintenance and support at discounted prices. EAs enable us to build long-term relationships with our customers as they commit to our virtual infrastructure solutions in their data centers. Our sales cycle can vary greatly depending on numerous factors, including the size and complexity of the proposed offering and customer’s infrastructure.
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
During 2015, we also increased joint marketing, sales, branding and product development efforts with EMC and other EMC companies such as Pivotal, VCE and Virtustream, under the EMC Federation brand.
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
During 2015, three distributors, who purchased software licenses and software support from us for resale to end-user customers directly or via resellers, each accounted for over 10% of our consolidated revenues. Arrow Electronics, Inc., Tech Data Corporation and Ingram Micro, Inc. accounted for 15%, 12% and 11%, respectively, of our consolidated revenues in 2015. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement.
Competition
The virtualization, cloud computing, end-user computing and software-defined data center industries are inter-related and rapidly evolving, and we face intense competition across all the markets for our products and services. We believe that the key factors in our ability to successfully compete include the level of reliability, interoperability and new functionality of our product and service offerings; the ability of our product offerings to support multiple hardware platforms, operating systems, applications frameworks and public cloud platforms; our ability to anticipate customer needs in rapidly evolving markets for IT resources; the pricing of our product and service offerings; the ability to integrate open source technologies that are critical in private and public cloud computing architectures; the ability to attract and retain key employees; and the ability to maintain and expand our ecosystem of technology partners, service providers and sales channel partners. While we believe that we are a technology leader in virtualization and cloud infrastructure solutions and have a strong, favorable image with our customers, many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do.
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises. As a result, the demand for on-premises IT resources is expected to slow, and our products and services will need to increasingly compete for customers' IT workloads with off-premises public cloud and SaaS-based offerings. If we fail to develop products and services that address evolving customer requirements and that complement and or compete with off-premises compute resources offered by competitors, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, vCloud Air Network offerings from our partners and certain vCloud Air offerings may compete directly with infrastructure-as-a service offerings from various public cloud providers such as Amazon and Microsoft.

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
Intellectual Property
As of December 31, 2015, approximately 890 patents issued by the United States Patent and Trademark Office have been granted or assigned to us. We also have been granted or assigned patents from other countries. These patents cover various aspects of our server virtualization and other technologies. The granted United States patents expire beginning in 2018, with the latest patent expiring in 2034. We also have numerous pending United States provisional and non-provisional patent applications, and numerous pending foreign and international patent applications, that cover other aspects of our virtualization and other technologies.
We have federal trademark registrations in the United States for “VMWARE,” “VMWORLD,” “VSPHERE,” “VMWARE VCLOUD,” “VMWARE VIEW,” “VMOTION,” “HORIZON,” “AIRWATCH,” “VREALIZE,” “VFABRIC,” “VCLOUD,” “VMWARE NSX” and numerous other trademarks. We have also registered trademarks in a number of foreign countries.
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

Employees
As of December 31, 2015, we had approximately 19,000 employees in 119 offices worldwide, less than 5% of which were contracted through EMC. None of our employees are represented by labor unions, and we consider current employee relations to be good.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
The names of our executive officers and their ages as of February 19, 2016, are as follows:

Name	Age	Position(s)
Patrick P. Gelsinger	54	Chief Executive Officer and Director
Carl M. Eschenbach	49	President and Chief Operating Officer
Jonathan C. Chadwick	50	Chief Financial Officer, Chief Operating Officer and Executive Vice President
Sanjay Poonen	46	Executive Vice President and General Manager, End-User Computing
Rangarajan (Raghu) Raghuram	53	Executive Vice President, Software-Defined Data Center Division
S. Dawn Smith	52	Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary
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
Carl M. Eschenbach has served as President and Chief Operating Officer of VMware since December 2012. He had previously been appointed Co-President and Chief Operating Officer in April 2012. Mr. Eschenbach had previously served as VMware’s Co-President, Customer Operations from January 2011 to April 2012 and as VMware’s Executive Vice President of Worldwide Field Operations from May 2005 to January 2011. Prior to joining VMware in 2002, he was Vice President of North America Sales at Inktomi from 2000 to 2002. He also held various sales management positions with 3Com Corporation, Lucent Technologies Inc. and EMC. Mr. Eschenbach currently serves on the board of Palo Alto Networks.
Jonathan C. Chadwick has served as VMware’s Chief Financial Officer, Chief Operating Officer and Executive Vice President since August 2014. Mr. Chadwick joined VMware as its Chief Financial Officer and Executive Vice President on November 2012. Previously, Mr. Chadwick had been Chief Financial Officer of Skype, a provider of Internet-based voice communication, since March 2011, and a Corporate Vice President of Microsoft Corporation since its acquisition of Skype in October 2011. Mr. Chadwick joined Skype from McAfee, an antivirus software and computer security company, where he was the Executive Vice President and Chief Financial Officer from June 2010 until February 2011, when McAfee was acquired by Intel Corporation. From 1997 to 2010, Mr. Chadwick held various finance roles at Cisco Systems, a networking equipment company. At Cisco, Mr. Chadwick served as Senior Vice President, CFO - Global Customer Markets from July 2009 to June 2010, Senior Vice President, Corporate Controller and Principal Accounting Officer from June 2007 until July 2009, Vice President, Corporate Controller and Principal Accounting Officer from September 2006 to June 2007 and Vice President, Corporate Finance & Planning from February 2001 to September 2006. Mr. Chadwick currently serves on the board of F5 Networks, Inc. On January 20, 2016, Mr. Chadwick resigned from his position as VMware's Chief Financial Officer, Chief Operating Officer and Executive Vice President, effective as of March 1, 2016. Mr. Chadwick will stay with VMware in a transitional role until April 1, 2016.
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
S. Dawn Smith has served as VMware’s Senior Vice President, Chief Legal Officer, Chief Compliance Officer and Secretary at VMware since December 2015. She joined VMware as Senior Vice President, General Counsel and Secretary in September 2009 and she was also appointed as Chief Compliance Officer in August 2010. Prior to joining VMware, Ms. Smith was a partner at Morrison & Foerster LLP, a law firm. Prior to joining Morrison & Foerster LLP, she was an attorney at Wilson Sonsini Goodrich & Rosati P.C.
On January 26, 2016, we announced the appointment of Zane Rowe, age 45, to serve as VMware's Chief Financial Officer and Executive Vice President, effective March 1, 2016. Mr. Rowe is currently Executive Vice President and Chief Financial Officer of EMC and has served in that position since October 2014. Prior to joining EMC, Mr. Rowe was Vice President of North American Sales of Apple Inc., a technology company that designs, develops, and sells consumer electronics, computer software, online services, and personal computers, from May 2012 until May 2014. He was Executive Vice President and Chief Financial Officer of United Continental Holdings, Inc., an airline holdings company, from October 2010 until April 2012 and was Executive Vice President and Chief Financial Officer of Continental Airlines from August 2008 to September 2010. Mr. Rowe joined Continental in 1993.

ITEM 1A.	RISK FACTORS
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of EMC Corporation (“EMC”), including, among other things, Dell’s proposed acquisition of EMC (the “Dell Acquisition”), overlapping business opportunities, EMC's ability to control certain transactions and resource allocations and related persons transactions with EMC and its other affiliated companies, are set forth below under the heading “Risks Related to Our Relationship with EMC.”
Risks Related to Our Business
Our success depends increasingly on customer acceptance of our emerging products and services.
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premise data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, sales of our vSphere hypervisor product have begun to decline, and we are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based software-defined data center (“SDDC”) products such as our management and automation and network virtualization (“NSX”) offerings, our Horizon client virtualization offerings, our AirWatch mobile device management offerings and our Virtual SAN (“vSAN”) storage virtualization offerings. We have also been introducing software-as-a-service (“SaaS”) versions of our on-premises products, including our vRealize and Horizon Suite and certain AirWatch offerings, and are working to extend our SDDC and NSX offerings into the public cloud. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business has increased, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our emerging products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially and our operating results could be materially adversely affected.
A significant decrease in demand for our server virtualization products would adversely affect our operating results.
The large majority of our revenues is derived, and will for the foreseeable future continue to be derived, from our server virtualization products. As more and more businesses achieve high levels of virtualization in their data centers, the market for our VMware vSphere product has matured. Additionally, as businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads to public cloud providers, thereby limiting growth, and potentially reducing, the market for on-premises deployments of VMware vSphere. Although sales of VMware vSphere have declined as a portion of our overall business, and we expect this trend to continue, VMware vSphere remains key to our future growth, as it serves as the foundation for our newer SDDC and network virtualization offerings. Although we are developing products to extend our vSphere-based SDDC offerings to the public cloud due to our product concentration, a significant decrease in demand for our server virtualization products would adversely affect our operating results.
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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises IT resources is expected to slow, and our products and services will need to increasingly compete for customers' IT workloads with off-premises public cloud and SaaS-based offerings. If we fail to develop products and services that address evolving customer requirements and that complement and or compete with off-premises compute resources offered by competitors, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, vCloud Air Network offerings from our partners and certain vCloud Air offerings may compete directly with infrastructure-as-a service (“IaaS”) offerings from various public cloud providers such as Amazon and Microsoft.
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
The loss of key management personnel could harm our business.
We depend on the continued services of key management personnel. We generally do not have employment or non-compete agreements with our employees, and, therefore, they could terminate their employment with us at any time without penalty and could pursue employment opportunities with any of our competitors. In addition, we do not maintain any key-person life insurance policies. The loss of key management personnel could harm our business.
Competition for our target employees is intense and costly, and we may not be able to attract and retain highly skilled employees.
To execute on our strategy, we must continue to attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with significant experience designing and developing software and cloud offerings. We may not be successful in attracting and retaining qualified personnel. We have in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Research and development personnel are also aggressively recruited by startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product and service development. Competition for our key personnel results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could suffer.
Adverse economic conditions may harm our business.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and operating results in a number of ways, including by lengthening sales cycles, affecting the size of enterprise agreements (“EAs”) that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe or that region’s failure to recover from recession would threaten to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. In addition, recent economic instability in Brazil, China and Russia has adversely affected our operating results in these countries, and our operating results may be further adversely affected if this economic instability continues or spreads to neighboring markets. In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
Regional economic uncertainty can also result in general and ongoing tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and significant volatility in the credit, equity and fixed income markets. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or unearned revenues or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize and our cash flows in a particular period.
We may not be able to respond to rapid technological changes with new solutions and services offerings.
The virtualization, cloud computing, end-user computing and SDDC industries are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing has proven to be a disruptive technology that is altering the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to establish or sustain our thought leadership in the cloud computing and enterprise software fields, and our customers may not view our products and services as innovative and best-of-breed, which could result in a reduction in market share and our inability to command a pricing premium over competitor products and services. We may not be able to develop updated products and services that keep pace with technological developments and emerging industry standards, that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices.
Our ability to react quickly to new technology trends and customer requirements is negatively impacted by the length of our development cycle for new products and services and product and service enhancements, which has frequently been longer than we originally anticipated. This is due in part to the increasing complexity of our product offerings as we increase their interoperability, introduce them into product suites and maintain their compatibility with multiple IT resources utilized by our customers, which can significantly increase the development time and effort necessary to achieve the interoperability of product suite components while maintaining product quality. If we are unable to evolve our solutions and offerings in time to respond to and remain ahead of new technological developments, our ability to retain or increase market share and revenues in the virtualization, cloud computing, end-user computing and SDDC industries could be materially adversely affected. With respect to our SDDC products, if we fail to introduce compelling new features in future upgrades to our VMware vSphere product line, manage the transition to hybrid cloud platforms, develop new or tightly integrate existing applications for our virtualization technology that address customer requirements for integration, automation and management of their IT systems with public cloud resources, overall demand for products and services based on VMware vSphere may decline.
We are exposed to foreign exchange risks.
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. In 2015, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenues in 2015 due to exchange rate fluctuations, and we expect a further negative impact to 2016 revenues and unearned revenues and cash flows. The further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenues.
Our operating results may fluctuate significantly.
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occurs during the last two weeks of the quarter, which generally reflects customer buying patterns for enterprise technology. As a result, our quarterly operating results are difficult to predict even in the near term. If our revenues or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our Class A common stock would likely decline substantially.
Factors that may cause fluctuations in our operating results include, among others, the factors described elsewhere in this risk factors section and the following:

•	fluctuations in demand, adoption rates, sales cycles (which have been increasing in length) and pricing levels for our products and services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•
the timing of recognizing revenues in any given quarter, which can be affected by a number of factors, including product announcements, beta programs and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the timing of announcements or releases of new or upgraded products and services by us or by our competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	credit risks of our distributors, who account for a significant portion of product revenues and accounts receivable;

•	our ability to process sales at the end of quarter;

•	seasonal factors such as the end of fiscal period budget expenditures by our customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for EAs as original EA terms expire;

•	the timing and amount of internally developed software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	our ability to accurately predict the degree to which customers will elect to purchase our subscription-based offerings in place of licenses to our on-premises offerings.
Breaches of our cybersecurity systems could seriously harm our business.
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Unauthorized parties have penetrated our network security and our website in the past and may do so in the future. These cyberattacks threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems and processes. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as our customers conduct more purchase and service transactions online, and we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments.
We have also outsourced a number of our business functions to third parties, and we rely upon distributors, resellers, system vendors and systems integrators to sell our products and services. Accordingly, if our cybersecurity systems and those of our contractors, partners and vendors fail to protect against breaches, our ability to conduct our business could be damaged in a number of ways, including:

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
Should any of the above events occur, we could be subject to significant claims for liability from our customers, we could face regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised, our reputation and competitive position could be significantly harmed and we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our business, financial condition and operating results could be adversely affected.
We operate a global business that exposes us to additional risks.
Our international activities account for a substantial portion of our revenues and profits, and we plan to further expand internationally. In addition, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. In addition to the risks described elsewhere in these risk factors, our international operations subject us to a variety of risks, including:

•	difficulties in enforcing contracts and collecting accounts receivable and longer payment cycles, especially in emerging markets;

•	difficulties in delivering support, training and documentation in certain foreign markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products and services in certain foreign markets;

•	economic or political instability and security concerns in countries that are important to our international sales and operations;

•	difficulties in transferring funds from certain countries;

•	increased compliance risks, particularly in emerging markets; and

•	difficulties in maintaining appropriate controls relating to revenue recognition practices.
For example, recent economic instability in Brazil, China and Russia has adversely affected our operating results in these countries, and our operating results may be further adversely affected if this economic instability continues or spreads to neighboring markets. Additionally, the Chinese government is working to implement new network security standards that will require IT systems being sold into certain key sectors to be certified as “secure and controllable”. As part of that effort, in December 2014, standards were implemented in the banking sector requiring IT companies selling to Chinese banks to submit their software and other technology to intrusive security testing, include indigenous Chinese intellectual property and encryption technology in their software and disclose source code and other proprietary information to the Chinese government. Implementation of these standards was subsequently suspended in light of concerns communicated by banks and other parties. However, in 2015, the government has continued to enact or propose additional laws and regulations to address information and network security. For example, in July 2015, China enacted a State Security Law authorizing the government to implement a system for maintaining the security of networks and information, and it also published a draft cyber security law that proposed various specific information security and network security measures to enhance “cyber sovereignty.” In November 2015, the insurance regulator in China issued draft insurance cyber rules that would require insurance companies to have compliant encryption tools, secure and compliant hardware and software products, and data storage. In December 2015, China enacted an Anti-Terrorism Law that gives local public security and state security authorities the broad discretionary authority to require companies to provide access to their equipment and decryption support in particular cases. Failure to comply with such requests can result in fines and imprisonment. In addition, a broad range of businesses will be required to verify the identities of customers and prohibit the provision of services to customers whose identities are unclear or who refuse to cooperate in the verification process. If we are not able to, or choose not to, comply with these and other information and network security standards that the Chinese government might implement in the future, our business in China may suffer.
Furthermore, if we fail to comply with legal and regulatory requirements covering the foreign activities of U.S. corporations, such as export control requirements and the Foreign Corrupt Practices Act, as well as with local regulatory requirements in non-U.S. jurisdictions, we may be exposed to significant fines and penalties and reputational harm. These risks will increase as we expand our operations in locations with a higher incidence of corruption and fraudulent business practices.
In addition, potential fallout from past disclosures related to the U.S. Internet and communications surveillance and possible efforts to enable increased surveillance could make foreign customers reluctant to purchase products and services from U.S.-based technology companies and impair our growth rate in foreign markets.

Our failure to manage any of these risks successfully could negatively affect our reputation and adversely affect our operating results.
Our current research and development efforts may not produce significant revenues for several years, if at all.
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our VMware NSX virtual networking and vSAN virtual storage initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenues than we anticipate. Our research and development expenses were approximately 20% of our total revenues during the year ended December 31, 2015. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
We may not be able to adequately protect our intellectual property rights.
We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. As such, despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. In addition, we rely on confidentiality or license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely on “click-wrap” and “shrink-wrap” licenses in some instances.
Detecting and protecting against the unauthorized use of our products, technology proprietary rights and intellectual property rights is expensive, difficult and, in some cases, impossible. Litigation is necessary from time to time to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which could result in a substantial loss of our market share.
Our use of “open source” software in our products could negatively affect our ability to sell our products and subject us to litigation.
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
In March 2015, a software developer who alleges that software code he wrote is used in a component of our vSphere product filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of an open source license General Public License v.2 (“GPL v.2”) and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. Although we believe that the claims in this lawsuit lack merit and intend to vigorously defend the lawsuit, an adverse outcome to this or other claims could have a material adverse impact on our intellectual property rights, our operating results and financial condition.
The evolution of our business requires more complex go-to-market strategies, which involve significant risk.
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking, vCloud Air, vCloud Air Network and integrated virtual desktop and mobile device) offerings that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings. Additionally, the duration of sales cycles for our offerings has increased as our customers’ purchasing decisions become more complex and require additional levels of approval. In addition, marketing and selling new technologies to enterprises requires significant investment of time and resources in order to educate customers on the benefits of our new product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from their efforts to sell existing products and services.
Our success depends upon our ability to develop appropriate business and pricing models.
If we cannot adapt our business models to keep pace with industry trends, including the industry-wide transition to cloud-based computing, our revenues could be negatively impacted. Certain of our new product initiatives, such as our vCloud Air and SaaS offerings, have a subscription model. As we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. In addition, we may fail to accurately predict subscription renewal rates or their impact on operating results, and because revenues from subscriptions are recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. Additionally, as customers transition to our hybrid cloud and SaaS products and services, our revenue growth rate may be adversely impacted during the period of transition as we will recognize less revenue up front than we would otherwise recognize as part of the multi-year license arrangements through which we typically sell our established offerings. Finally, as we offer more services that depend on converting users of free services to users of premium services and converting purchasers of our on-premises products to our SaaS offerings, and as such services grow in size, our ability to maintain or improve and to predict conversion rates will become more important.
Our products and services are highly technical and may contain errors, defects or security vulnerabilities.
Our products and services are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products or services may only be discovered after a product or service has been installed and used by customers. Undiscovered vulnerabilities in our products or services could expose our customers to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products and services that could be exploited by hackers or others. We may also inherit unknown security vulnerabilities when we integrate the products or services of other companies into VMware products or services. Actual or perceived errors, defects or security vulnerabilities in our products or services could harm our reputation and lead some customers to return products or services, reduce or delay future purchases or use competitive products or services.
Failure to effectively manage our product and service lifecycles could harm our business.
As part of the natural lifecycle of our products and services, we periodically inform customers that products or services will be reaching their end of life or end of availability and will no longer be supported or receive updates and security patches. To the extent these products or services remain subject to a service contract with the customer, we offer to transition the customer to alternative products or services. Failure to effectively manage our product and service lifecycles could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results.
Our success depends on the interoperability of our products and services with those of other companies.
The success of our products depends upon the cooperation of hardware and software vendors to ensure interoperability with our products and offer compatible products and services to end users. In addition, we intend to extend the functionality of various products to work with native public cloud applications, which may require the cooperation of public cloud vendors. To the extent that hardware, software and public cloud vendors perceive that their products and services compete with ours or those of our controlling stockholder, EMC or Dell Inc. (“Dell”), which has signed an agreement to acquire EMC, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats, or engage in practices to actively limit the functionality, compatibility and certification of our products. In addition, vendors may fail to certify or support or continue to certify or support our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and it may be difficult and more costly for us to achieve functionality and service levels that would make our services attractive to end users, any of which could negatively impact our business and operating results.
Disruptions to our distribution channels could harm our business.
Our future success is highly dependent on our relationships with distributors, resellers, system vendors and systems integrators, which account for a significant portion of our revenue. Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. Our failure to maintain good relationships with channel partners would likely lead to a loss of end users of our products and services, which would adversely affect our revenue. We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours.
Three of our distributors each accounted for 10% or more of our consolidated revenues during 2015. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Our vCloud Air and SaaS offerings rely on third-party providers for data center space and colocation services.
Our vCloud Air and SaaS offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services. Although we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to the contractual obligations under those agreements. The failure of a third-party provider to prevent service disruptions, data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us and our ability to maintain and expand our vCloud Air and SaaS offerings would be impaired.
Joint ventures may not yield expected benefits and outcomes.
As we expand our offerings into new technologies such as the public cloud and seek more efficient methods of marketing our products and services in regions where local partners can operate more easily, we sometimes rely upon joint ventures with established providers of IT products and services in particular regions, for example as service providers. Joint ventures are inherently risky and the requirements for close ongoing cooperation and commitments from the joint venture partners and agreement to devote adequate resources often present significant challenges. Joint ventures can also be difficult to manage, given the potentially different interests of joint venture partners. Accordingly, there can be no guarantee that our joint ventures will achieve their intended objectives. If we are unable to continue our strategic alignment with joint venture partners or obtain the cooperation and commitments we are relying upon, our ability to successfully expand our offerings globally and in certain regions may diminish.
SaaS offerings, which involve various risks, constitute an important part of our business.
As we continue to develop and offer SaaS versions of our products, we will need to continue to evolve our processes to meet a number of regulatory, intellectual property, contractual and service compliance challenges. These challenges include compliance with licenses for open source and third party software embedded in our SaaS offerings, maintaining compliance with export control and privacy regulations, including HIPAA, protecting our services from external threats, maintaining the continuous service levels and data security expected by our customers, preventing the inappropriate use of our services and adapting our go-to-market efforts.
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
Refer to Note L to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of certain claims and litigations.
Improper disclosure of personal data could result in liability and harm our reputation.
Our business is subject to a wide variety of federal, state and international laws and regulations regarding privacy and protection of personal data. We collect contact and other personal or identifying information from our customers, and our customers increasingly use our services to store and process personal information and other regulated data, including protected health information subject to stringent data privacy laws. In the course of providing employee compensation and benefits, we also maintain personal data of our employees and share that information with third party payroll and benefits providers. Our hybrid cloud computing service offerings, pursuant to which we offer hybrid cloud services and enable third-party service providers to offer hybrid cloud services built on our technology, expose us to particularly significant risks. The application of U.S. and international data privacy laws to cloud computing vendors is evolving and uncertain, and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against cloud computing providers who we may partner with. Any failure by us or our business partners to comply with posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in contracts could result in proceedings against us by governmental entities or others and significant fines, which could have a material adverse effect on our business and operating results and harm our reputation. Further, any systems failure or compromise of our security that results in the release of our customers’ and employees’ data could (i) subject us to substantial damage claims, (ii) expose us to costly regulatory remediation and (iii) harm our reputation and brand.
If we fail to comply with our customer contracts or government contracting regulations, our business could be adversely affected.
Contracts with many of our customers include unique and specialized performance requirements. In particular, our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. In the ordinary course of business, we also receive inquiries from and have ongoing discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. In June 2015, we reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that our government sales practices between 2006 and 2013 had violated the federal False Claims Act. As set forth in the settlement agreement, VMware denied the allegations and did not admit liability. A failure in the future to comply with federal and state governmental contracting requirements could result in the termination of customer contracts, our suspension from government work, the imposition of fines or other government sanctions or an inability to compete for new contracts, any of which could adversely affect our business, operating results or financial condition.
Acquisitions could harm our business and operating results.
We have acquired in the past, and plan to acquire in the future, other businesses, products or technologies. Acquisitions involve significant risks and uncertainties, which include:

•	disrupting our ongoing operations, diverting management from day-to-day responsibilities, increasing our expenses, and adversely impacting our business, financial condition and operating results;

•	failure of the acquired business to further our business strategy;

•	uncertainties in achieving the expected benefits of an acquisition, including enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies;

•	reducing cash available for operations, stock repurchase programs and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;

•	incurring amortization expense related to identifiable intangible assets acquired that could impact our operating results;

•	difficulty integrating the operations, systems, technologies, products and personnel of the acquired businesses effectively;

•	difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors;

•	retaining and motivating key personnel from acquired companies;

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

•	maintaining or establishing acceptable standards, controls, procedures or policies with respect to the acquired business;

•	risks relating to the challenges and costs of closing a transaction; and

•	the need to later divest acquired assets at a loss if the acquisition does not meet our expectations.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. As of December 31, 2015, goodwill and amortizable intangible assets were $3,993 million and $616 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
Problems with our information systems could interfere with our business and could adversely impact our operations.
We rely on our information systems and those of third parties for processing customer orders, delivering products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations and otherwise running our business. If our systems fail, our disaster and data recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems. For example, we are in the midst of a multi-year project to replace our enterprise resource planning software. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our business. Implementation may disrupt internal controls and business processes and could introduce unintended vulnerability to error. Additionally, our information systems may not support new business models and initiatives and significant investments could be required in order to upgrade them. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Additionally, delays in adapting our information systems to address new business models could limit the success or result in the failure of such initiatives and impair the effectiveness of our internal controls. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our operating results could be negatively impacted.
We may have exposure to additional tax liabilities, and our operating results may be adversely impacted by higher than expected tax rates.
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions.

Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to income and indirect tax examinations. The Internal Revenue Service (the “IRS”) is currently auditing the EMC consolidated group's federal tax returns for tax years 2009 through 2011. While we believe we have complied with all applicable income tax laws, a governing tax authority could have a different interpretation of the law and assess us with additional taxes. Any assessment of additional taxes could materially affect our financial condition and operating results.
Our future effective tax rate may be affected by such factors as changes in tax laws, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in the composition of global earnings, the expiration of statute of limitations, settlements of audits, changes in our international organization and changes in overall levels of income before tax.
In addition, in the ordinary course of our global business, there are many intercompany transactions, including the transfer of intellectual property, where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may differ from what is reflected in our historical income tax provisions and accruals.
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries organized in Ireland, and, as such, our effective tax rate can be impacted by the composition of our earnings in the U.S. and foreign jurisdictions. During October 2014, Ireland announced revisions to its tax regulations that will require foreign earnings of our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax regulations in Ireland beginning in 2021, and we may proactively make structural changes that impact our tax rates prior to that date. The Organisation for Economic Cooperation and Development issued guidelines and proposals during October 2015 that also may change how our tax obligations are determined in many of the countries in which we do business. These potential changes could also adversely affect our effective tax rate.
Catastrophic events or geo-political conditions could disrupt our business.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or other act of God, could have a material adverse impact on our business and operating results. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, and disease pandemics could temporarily sideline a substantial part of our or our customers’ workforce at any particular time, any of which could disrupt our business. Furthermore, some of our new product initiatives and business functions are hosted and carried out by third parties that may be vulnerable to disruptions of these sorts, many of which may be beyond our control. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, can curtail the functioning of local offices as well as critical components of our information systems, and adversely affect our ability to process orders, provide services, respond to customer requests and maintain local and global business continuity. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment or availability of our products and services, our revenues would be adversely affected. Additionally, any such catastrophic event could cause us to incur significant costs to repair damages to our facilities, equipment and infrastructure.
Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard is effective for us in the first quarter of 2018 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted, but not earlier than the first quarter of 2017. We have not selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
Risks Related to Our Relationship with EMC
Our stock price has declined significantly since the announcement of the Dell Acquisition, and its continuing pendency and potential completion may adversely impact our business and stock price in the future.
On October 12, 2015, EMC and Dell announced the Dell Acquisition, pursuant to which Dell’s parent company, Denali, would acquire EMC while maintaining VMware as an independent publicly traded company and issuing a tracking stock, Class V common stock, intended to reflect VMware's economic performance as partial consideration to the EMC shareholders. Upon issuance, the Class V common stock is expected to track the performance of an approximately 53% economic interest in the VMware business.

Our stock price has declined significantly following the announcement of the Dell Acquisition and following subsequent announcements of our financial results and our guidance for future operating results. The period since the announcement of the Dell Acquisition has also coincided with a general downturn in share prices of technology companies. A number of factors relating to the Dell Acquisition could adversely affect our business or our stock price during the pendency or following the closing of the Dell Acquisition, including:

•
If the Dell Acquisition is completed, Denali will be able to control matters requiring our stockholders’ approval, including the election of a majority of our directors and the other matters over which EMC currently has control, as described in the risk factors below.

•
Following the closing of the acquisition, Denali could implement changes to our business, including changing our commercial relationship with EMC or taking other corporate actions that our other stockholders may not view as beneficial.

•
We have arrangements with a number of companies that compete with Dell, and the pendency or completion of the Dell Acquisition could adversely affect our relationship with these companies or other customers, suppliers and partners.

•
During the pendency of the Dell Acquisition, Denali has a right of consent to matters requiring EMC’s approval under our certificate of incorporation, including acquisitions or investments in excess of $100 million, and Denali may choose not to consent to matters that our board of directors and EMC believe are in the best interests of VMware.

•	We anticipate certain synergies and benefits from the Dell Acquisition that may not be realized.

•
The Class V common stock to be issued by Denali, while not a VMware issued security, would increase the supply of publicly traded securities that track VMware's economic performance and could create the perception that the Class V common stock dilutes the holdings of our public stockholders, both of which could put downward pressure on our stock price.

•
Following the closing of the Dell Acquisition, Denali will be highly leveraged and may be required to commit a substantial portion of its cash flows to servicing its indebtedness. While Denali has publicly stated that it plans to leave VMware free to use its cash to invest in the VMware business, Denali’s significant debt could create the perception that Denali may exercise its control over us to limit our growth in favor of its other businesses or cause us to transfer cash to Denali. In addition, if Denali defaults, or appears in danger of defaulting, on its indebtedness, the trading price of the Class V common stock issued by Denali would be adversely affected, which could negatively impact the price of our Class A common stock, and uncertainty as to the impact of such a default on VMware could disrupt our business.

•	Some of our products compete directly with products sold or distributed by Dell, which could result in reduced sales during the pendency or following the closing of the Dell Acquisition.

•	The pendency of the Dell Acquisition creates uncertainty for our employees, which could make it difficult to attract and retain employees.

•	The pendency of the Dell Acquisition could distract management’s focus from executing on other strategic initiatives.

•
With respect to our stock repurchase program, we are currently subject to a number of legal and regulatory constraints resulting from Dell's proposed acquisition of EMC, which impacts the timing and ability to execute repurchases of our shares and may continue to curtail our ability to repurchase our shares throughout the pendency of the Dell Acquisition.

•
The Dell Acquisition creates potential litigation risk. Various lawsuits have been filed against EMC and others in connection with the Dell Acquisition, including one in which the Company and our directors are named as defendants. It is possible that we or our Company's directors may be named in other lawsuits.

Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.
As of December 31, 2015, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 81.3% of the total outstanding shares of common stock or 97.5% of the voting power of outstanding common stock. Through its ownership of the Class B common stock, which is generally entitled to 10 votes per share, EMC controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
Prior to a distribution by EMC to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended (a “355 Distribution”), shares of Class B common stock transferred to any party other than a successor-in-interest (such as Denali, if the Dell Acquisition is completed) or a subsidiary of EMC automatically convert into Class A common stock. EMC’s voting control over VMware will continue so long as the shares of Class B common stock it owns continue to represent at least 20% of our outstanding stock. If EMC’s ownership falls below 20% of the outstanding shares of our common stock, all outstanding shares of Class B common stock will automatically convert to Class A common stock. If EMC effects a 355 Distribution at a time when it holds shares of Class B common stock, its shareholders will receive Class B common stock. These shares will remain entitled to 10 votes per share, holders of these shares will remain entitled to elect 80% of the total number of directors on our board of directors and the holders of our Class A common stock will continue to have limited ability to influence matters requiring stockholder approval and have limited ability to elect members of our board of directors. Following a 355 distribution, shares of Class B common stock may convert to Class A common stock if such conversion is approved by VMware stockholders after the 355 distribution and we have obtained a private letter ruling from the Internal Revenue Service. In January 2014, the IRS announced in Revenue Procedure 2014-3 that, generally, it would no longer issue private letter rulings on 355 distributions.
EMC has the ability to prevent us from taking actions that might be in our best interest.
Under our certificate of incorporation and the master transaction agreement we entered into with EMC, we must (subject to certain exceptions) obtain the consent of EMC or its successor-in-interest (including Denali, if the Dell Acquisition is completed), as the holder of our Class B common stock, prior to taking specified actions, such as acquiring other companies for consideration in excess of $100 million, issuing stock or other VMware securities, except pursuant to employee benefit plans (provided that we obtain Class B common stockholder approval of the aggregate annual number of shares to be granted under such plans), paying dividends, entering into any exclusive or exclusionary arrangement with a third party involving, in whole or in part, products or services that are similar to EMC’s or amending certain provisions of our charter documents. In addition, we have agreed that for so long as EMC or its successor-in-interest (including Denali, if the Dell Acquisition is completed) continues to own greater than 50% of the voting control of our outstanding common stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude the ability of EMC or its successor-in-interest (including Denali, if the Dell Acquisition is completed) to undertake a tax-free spin-off. Denali, if the Dell Acquisition is completed, or another acquirer or successor, if the Dell Acquisition is not completed and EMC is subsequently acquired or otherwise undergoes a change of control, will be entitled to exercise the voting control and contractual rights of EMC, and may do so in a manner that could vary significantly from EMC’s historic practice. If EMC or its successor-in-interest (including Denali, if the Dell Acquisition is completed) does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities. As a result, we may have to forgo capital raising or acquisition opportunities that would otherwise be available to us, and we may be precluded from pursuing certain growth initiatives.
By becoming a stockholder in our company, holders of our Class A common stock are deemed to have notice of and have consented to the provisions of our certificate of incorporation and the master transaction agreement with respect to the limitations that are described above.
EMC has the ability to prevent a change in control transaction and may sell control of VMware without benefiting other stockholders.
EMC’s voting control and its additional rights described above gives EMC (or Denali, if the Dell Acquisition is completed) the ability to prevent transactions that would result in a change of control of VMware, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. In addition, EMC (or Denali, if the Dell Acquisition is completed) is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of our Class A common stock and without providing for a purchase of any shares of Class A common stock held by persons other than EMC. Accordingly, shares of Class A common stock may be worth less than they would be if EMC did not maintain voting control over us or if EMC did not have the additional rights described above.
If EMC’s level of ownership significantly increases, EMC (or Denali, if the Dell acquisition is completed) could unilaterally effect a merger of VMware into EMC without a vote of VMware stockholders or the VMware board of directors at a price per share that might not reflect a premium to then-current market prices.
As of December 31, 2015, EMC held approximately 81.3% of VMware’s outstanding common stock, and EMC’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of our Class A common stock or purchases by EMC (or Denali, if the Dell Acquisition is completed). Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary's stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary's board or stockholders. Accordingly, if EMC or Denali (after the Dell Acquisition is completed) becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware's board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Denali (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm's length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Denali has publicly stated that from the completion of the Dell Acquisition through the two-year anniversary of its completion, it will not acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Denali.
We engage in related persons transactions with EMC that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with EMC (and, if the Dell Acquisition is completed, we may in the future engage in related persons transactions with Dell) that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services. Additionally, we contributed technology and transferred employees to Pivotal Software, Inc. (“Pivotal”) in 2013 and continue to hold a significant ownership interest in Pivotal. For more information, refer to Note N to the consolidated financial statements in Part II, Item 8 and “Our Relationship with EMC” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual report on Form 10-K, and “Transactions with Related Persons” in the proxy statement for our 2015 annual meeting of stockholders.
We believe that these related persons transactions provide us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of EMC and its subsidiaries for the benefit of our customers and stockholders while enabling us to compete more effectively with competitors who are much larger than us. However, these transactions (or other transactions we may enter into with Dell if the Dell Acquisition is completed) may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Negotiating and implementing these arrangements can be time consuming and cause delays in the introduction of joint product and service offerings and disruptions to VMware's business. We cannot predict whether our stockholders and industry or securities analysts who cover us will react positively to announcements of new related persons transactions with EMC, and such announcements could have a negative impact on our stock price. Our participation in these transactions may also cause certain of our other vendors and ecosystem partners who compete with EMC and its subsidiaries (or, if the Dell Acquisition is completed, Denali and its subsidiaries) to also view us as their competitors. Additionally, if Pivotal requires additional funding, we may be asked to contribute capital resources to Pivotal or accept dilution in our ownership interest, and we may be unable to realize any value from the technology and resources that we contributed to Pivotal.
Our business and EMC’s business overlap, and EMC and Dell may compete with us, which could reduce our market share.
We and EMC are IT infrastructure companies providing products and services that overlap in various areas, including software-based storage, hyper-converged infrastructure products and cloud computing services. Dell, which will indirectly control our company if the Dell Acquisition is completed, also provides products and services that overlap with ours in various areas, including in management and hyper-converged infrastructure products. EMC and Dell compete with us in these areas now and may engage in increased competition with us in the future. In addition, the intellectual property agreement that we have entered into with EMC provides EMC the ability to use our source code and intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. EMC’s rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where EMC holds a majority position and one or more of our competitors hold minority positions.
EMC or, if the Dell Acquisition is completed, Denali could assert control over us in a manner that could impede our growth or our ability to enter new markets or otherwise adversely affect our business. Further, EMC or, if the Dell Acquisition is completed, Denali could utilize its control over us to cause us to take or refrain from taking certain actions, including entering into relationships with channel, technology and other marketing partners, enforcing our intellectual property rights or pursuing business combinations, other corporate opportunities (which EMC is expressly permitted to pursue under the circumstances set forth in our certificate of incorporation) or product development initiatives that could adversely affect our competitive position, including our competitive position relative to that of EMC and Dell in markets where we compete with them. In addition, EMC and Dell maintain significant partnerships with certain of our competitors, including Microsoft.
EMC’s and Dell's competition in certain markets may affect our ability to build and maintain partnerships.
Our existing and potential partner relationships may be negatively affected by our relationship with EMC and the pendency of the Dell Acquisition. We partner with a number of companies that compete with EMC or Dell in certain markets in which EMC or Dell participate. EMC’s majority ownership in us, and Denali's potential majority ownership in us if the Dell

Acquisition is completed, may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with EMC and our potential relationship with Dell.
EMC and Dell compete with certain of our significant channel, technology and other marketing partners, including IBM and Hewlett-Packard. Pursuant to our certificate of incorporation and other agreements that we have with EMC, EMC and, if the Dell Acquisition is completed, Dell may have the ability to impact our relationship with those of our partners that compete with EMC or Dell, which could have a material adverse effect on our operating results and our ability to pursue opportunities which may otherwise be available to us.
We could be held liable for the tax liabilities of other members of EMC’s consolidated tax group.
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation or certain of its subsidiaries for state and local income tax purposes. Pursuant to our agreement with EMC, we and EMC generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in EMC’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain consolidated return adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. When we become subject to federal income tax audits as a member of EMC's consolidated group, the tax sharing agreement provides that EMC has authority to control the audit and represent EMC and VMware's interests to the IRS. Accordingly, if we and EMC or its successor-in-interest (including Denali, if the Dell Acquisition is completed) differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired. In addition, if EMC effects a 355 Distribution or other transaction that is subsequently determined to be taxable, VMware could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.
We have been included in the EMC consolidated group for U.S. federal income tax purposes since our acquisition by EMC, and expect to continue to be included in such consolidated group for periods in which EMC or its successor-in-interest (including Denali, if the Dell Acquisition is completed) owns at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the EMC consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation and its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.
We are still evaluating the potential impact of the pending Dell Acquisition on our tax sharing agreement with EMC and expect to amend the agreement following or in conjunction with the completion of the acquisition. If the pending Dell Acquisition is completed and it is subsequently determined that the tracking stock issued in connection with the Dell Acquisition constitutes a taxable distribution, VMware could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.
We have limited ability to resolve favorably any disputes that arise between us and EMC.
Disputes may arise between EMC and us in a number of areas relating to our ongoing relationships, including our reseller, technology and other business agreements with EMC, areas of competitive overlap, strategic initiatives, requests for consent to activities specified in our certificate of incorporation and the terms of our intercompany agreements. We may not be able to resolve any potential conflicts with EMC or its successor-in-interest (including Denali, if the Dell Acquisition is completed), and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
The agreements we enter into with EMC may be amended upon agreement between the parties, and then in some cases only with the consent of Denali under the terms of the Dell Acquisition Agreement. While we are controlled by EMC and during the pendency of the Dell Acquisition, we may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those we would negotiate with an unaffiliated third party, if at all.
Our CEO, our future CFO and some of our directors have potential conflicts of interest with EMC.
Our CEO, our future CFO and some of our directors own EMC common stock or equity awards to purchase EMC common stock that will accelerate upon completion of the Dell Acquisition. In addition, some of our directors are executive officers or directors of EMC, and EMC, as the sole holder of our Class B common stock, is entitled to elect 7 of our 8 directors. Ownership of EMC common stock and equity awards to purchase EMC common stock by our directors and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC or, if the Dell Acquisition is completed, Denali, and we may be precluded from pursuing certain growth initiatives.
EMC’s ability to control our board of directors may make it difficult for us to recruit independent directors.
So long as EMC or, if the Dell Acquisition is completed, Denali beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC or, if the Dell Acquisition is completed, Denali can effectively control and direct our board of directors. Further, the interests of EMC, Denali and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.
Our historical financial information as a majority-owned subsidiary of EMC may not be representative of the results of a completely independent public company.
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. If EMC were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to VMware, including the fact that VMware could lose the benefit of these arrangements with EMC. There can be no assurance that VMware would be able to renegotiate these arrangements with EMC or its successor-in-interest (including Denali, if the Dell Acquisition is completed) or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with EMC. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. During 2015, we recognized revenues of $428 million, and as of December 31, 2015, $306 million of sales were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated substantially in recent years and may fluctuate substantially in the future.
The trading price of our Class A common stock has fluctuated significantly in the past and could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this report. In particular, our stock price declined significantly following the announcement of the Dell Acquisition and following subsequent announcements of financial results and our guidance for future operating results. The period since the announcement of the Dell Acquisition has also coincided with a general downturn in share prices of technology companies. Future announcements concerning these matters, as well as continuing volatility in technology company share prices, could also lead to volatility in our stock price.
EMC, which holds 81.3% of our outstanding stock is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to EMC stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
Broad market and industry factors may also decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general and technology companies in particular have often experienced extreme price and volume fluctuations. Our public float is also relatively small due to EMC’s holdings, which can result in greater volatility in our stock compared to that of other companies with a market capitalization similar to ours. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.
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
Anti-takeover provisions in Delaware law and our charter documents could discourage takeover attempts.
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

•
the ability of the Board of Directors to issue, without stockholder approval, up to 100,000,000 shares of preferred stock with terms set by the Board of Directors, which rights could be senior to those of common stock; and

•
in the event that EMC or its successor-in-interest (including Denali, if the Dell Acquisition is completed) no longer owns shares of our common stock representing at least a majority of the votes entitled to be cast in the election of directors, stockholders may not act by written consent and may not call special meetings of the stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2015, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.		Principal Use(s)
Palo Alto, CA	owned:	1,499,836	(1)	Executive and administrative offices, sales and marketing, R&D and data center
	leased:	18,200	(2)
North and Latin American region (excluding Palo Alto, CA)	leased:	1,161,039		Administrative offices, sales and marketing, R&D and data center
Asia Pacific region	leased:	1,209,267		Administrative offices, sales and marketing, R&D and data center
Europe, Middle East and Africa region	leased:	623,668		Administrative offices, sales and marketing, R&D and data center
____________________________

(1)
Represents all of the right, title and interest purchased in a ground lease, which expires in 2046, covering the property and improvements located at VMware’s Palo Alto, California campus. We have the right to build an additional 90,000 square feet on the campus, if needed, to accommodate expansion.

(2)	Includes leased space for a Washington data center facility, for which VMware is considered to be the owner for accounting purposes.
We believe that our current facilities are suitable for our current employee headcount and will sustain us through 2016, but we intend to add new facilities or expand existing facilities as needed as we add employees and expand our operations. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
Refer to Note L to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of legal proceedings. See also the risk factor entitled “We are involved in litigation and regulatory inquiries and proceedings that could negatively affect us” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange under the symbol VMW.
The following table sets forth the range of high and low sales prices of our Class A common stock on the New York Stock Exchange for the past two years during the fiscal periods shown. Our Class B common stock is not publicly traded.

	Market Prices
	High	Low
Year ended December 31, 2015
First Quarter	$86.91	$73.65
Second Quarter	92.20	79.93
Third Quarter	93.43	76.04
Fourth Quarter	82.35	52.72
Year ended December 31, 2014
First Quarter	$111.45	$86.88
Second Quarter	112.89	88.64
Third Quarter	103.86	92.25
Fourth Quarter	95.00	75.85
Holders
We had 41 holders of record of our Class A common stock, and one holder of record, EMC Corporation (“EMC”), of our Class B common stock as of February 19, 2016.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Issuer purchases of Class A common stock during the quarter ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)
October 1 – October 31, 2015	971,316	$77.19	971,316	$835,427,344
November 1 – November 30, 2015	—	—	—	835,427,344
December 1 – December 31, 2015	—	—	—	835,427,344
	971,316	$77.19	971,316	835,427,344

(1)	The average price paid per share excludes commissions.
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
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on December 31, 2010 through December 31, 2015, assuming an initial investment of $100. Historically, we have not declared or paid cash dividends on our common stock, while the data for the S&P 500 Index and the S&P 500 Systems Software Index assume reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
VMware, Inc.
S&P 500 Index
S&P 500 Systems Software Index

	Base Period 12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
VMware, Inc.	$100.00	$93.57	$105.88	$100.90	$92.81	$63.63
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P 500 Systems Software Index	100.00	90.05	103.76	137.89	169.62	187.38
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

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(amounts in millions, except per share amounts, and shares in thousands)

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Summary of Operations:
Revenues:
License	$2,720	$2,591	$2,270	$2,087	$1,841
Services	3,927	3,444	2,937	2,518	1,926
GSA settlement	(76)	—	—	—	—
Total revenues	$6,571	$6,035	$5,207	$4,605	$3,767
Operating income	1,197	1,027	1,093	872	735
Net income	997	886	1,014	746	724
Net income per weighted average share, basic, for Class A and Class B	$2.35	$2.06	$2.36	$1.75	$1.72
Net income per weighted average share, diluted, for Class A and Class B	$2.34	$2.04	$2.34	$1.72	$1.68
Weighted average shares, basic, for Class A and Class B	424,003	430,355	429,093	426,658	421,188
Weighted average shares, diluted, for Class A and Class B	426,547	434,513	433,415	433,974	431,750

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents and short-term investments(1)	$7,509	$7,075	$6,175	$4,631	$4,512
Working capital(1)(3)	5,231	4,886	4,198	2,982	3,148
Total assets	15,746	15,216	12,327	10,596	8,681
Total unearned revenues	5,076	4,833	4,092	3,461	2,708
Long-term obligations(2)	1,500	1,500	450	450	450
Total stockholders’ equity	7,923	7,586	6,816	5,740	4,770
Cash Flow Data:
Net cash provided by operating activities	$1,899	$2,180	$2,535	$1,897	$2,026
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

(3)
During the fourth quarter of 2015, VMware early-adopted Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, using retrospective application. This standard requires that all deferred tax assets and liabilities, and any related valuation allowance, be classified as non-current on the balance sheets. The updated standard has been applied retrospectively to all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist in understanding our results of operations and financial condition.
Period-over-period changes are calculated based upon the respective underlying, non-rounded data. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
Overview
The information technology (“IT”) industry is transforming, moving from a hardware-based traditional model to one of a software-defined infrastructure. We are a leader in virtualization and cloud infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. We develop and market our product and service offerings within three main product groups, which are discussed in more detail below and allow organizations to leverage synergies and manage IT resources across complex multi-cloud, multi-device environments. Our three main product groups are:

•	SDDC or Software-Defined Data Center

•	Hybrid Cloud Computing

•	End-User Computing
We sell our solutions using enterprise agreements (“EAs”) or as part of our non-EA, or transactional, business. EAs are comprehensive volume license offerings, offered both directly by us and through certain channel partners that also provide for multi-year maintenance and support.
SDDC or Software-Defined Data Center
Our SDDC technologies are the basis for the private cloud environment and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure, and connect all their applications across all clouds and devices. Historically, the majority of our license sales have been from VMware vSphere, which is included in our compute product category within our SDDC product group. However, the market for our compute products is reaching maturity, and VMware vSphere license sales have been declining. As the transformation of the IT industry continues, we expect that our growth of license sales within the SDDC product group will be increasingly derived from sales of our newer products, suites and services solutions across our SDDC portfolio. During 2015 we saw a significant increase in customers deploying the VMware SDDC stack of compute, networking, storage, and management. Additionally, we have experienced continued growth in sales volumes, production use, and number of customers who have purchased VMware NSX (“NSX”), our network virtualization solution, throughout 2015. We also continue to see growth in sales volumes and increase in customer count of our Virtual SAN (“vSAN”) product and other newer offerings.
Hybrid Cloud Computing
Our cloud strategy has three components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud, and (iii) connect and secure endpoints across a range of public clouds.
Hybrid cloud computing is comprised of VMware vCloud Air Network (“vCAN”) Service Providers Program and VMware vCloud Air (“vCloud Air”) offerings. Revenues derived from these offerings grew during 2015. We plan to narrow the focus of vCloud Air to provide specialized cloud software and services unique to VMware that are distinct from those offered by other cloud providers.
On December 14, 2015, we announced that we will not be participating in the formation of the Virtustream Cloud Services Business previously announced by us and EMC on October 20, 2015.
End-User Computing
Our end-user computing solutions continue to experience strong growth. These solutions include our Horizon workplace suites and enterprise mobile management offerings, led by our AirWatch mobile solutions. AirWatch is at the center of our business mobility product portfolio. AirWatch secures and manages the delivery of cloud applications to users across a world of heterogeneous product devices. Currently, our AirWatch business models include an on-premise solution that we offer through the sale of perpetual licenses and an off-premise solution that we offer as software-as-a-service (“SaaS”). AirWatch products and services continued to contribute to the growth of our end-user computing product group during 2015. Our investments in AirWatch resulted in increased operating expenses during 2015, primarily driven by employee-related costs, including expenses we recognized in connection with installment payments to certain key employees as part of the acquisition, as well as amortization of purchased intangible assets.

Business Realignment Plan
On January 22, 2016, we approved, subject to compliance with all applicable local legal obligations, a plan to streamline our operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. The total charge resulting from this plan is estimated to be between $55 million and $65 million, consisting principally of employee-related charges to be paid in cash for the elimination of approximately 800 positions and personnel. Any such proposals in countries outside the United States will be subject to local law and consultation requirements. Actions associated with the plan are expected to be completed by June 30, 2016. Finalization of the plan will be subject to local information and consultation processes with employees or their representatives if required by law.
Dell and EMC Merger
We are a majority-owned and controlled subsidiary of EMC Corporation (“EMC”). As of December 31, 2015, EMC held 81.3% of our outstanding common stock and 97.5% of the combined voting power of our outstanding common stock, including 43 million shares of our Class A common stock and all of our Class B common stock.
On October 12, 2015, Dell Inc. (“Dell”), Denali Holding Inc. (“Denali”) and EMC entered into a definitive merger agreement under which Denali has agreed to acquire EMC. Under the terms of the agreement, we will continue to operate as a publicly traded company. Upon closing of the transaction, a portion of the merger consideration that EMC shareholders will receive will include shares of Class V common stock that will be registered with the Securities and Exchange Commission and issued by Denali. Pursuant to the terms of the agreement, it is expected that approximately 0.111 shares of Class V common stock will be issued by Denali for each EMC share. Denali has also disclosed that the Class V common stock will be a publicly traded tracking stock that, upon issuance, is intended to track the performance of an approximately 53% economic interest in our business. The closing of the transactions contemplated by the merger agreement is subject to approval of the EMC shareholders as well as various regulatory approvals.
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
Revenues
Our revenues during the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

				2015 vs. 2014			2014 vs. 2013
	For the Year Ended December 31,			$ Change	% Change		$ Change	% Change
	2015	2014	2013	Actual	Actual	Constant Currency	Actual	Actual
Revenues:
License	$2,720	$2,591	$2,270	$130	5%	9%	$321	14%
Services:
Software maintenance	3,405	3,022	2,563	384	13		459	18
Professional services	522	422	374	98	23		49	13
Total services	3,927	3,444	2,937	482	14		508	17
GSA settlement	(76)	—	—	(76)	n/a		—	n/a
Total revenues	$6,571	$6,035	$5,207	$536	9	12	$829	16

Revenues:
United States	$3,311	$2,912	$2,485	$399	14%		$427	17%
International	3,260	3,123	2,722	137	4		401	15
Total revenues	$6,571	$6,035	$5,207	$536	9	12	$829	16

In order to provide a comparable framework for assessing how our business performed, adjusted for the impact of foreign currency fluctuations, management analyzed year-over-year license and total revenue growth on a constant currency basis. License and total revenue growth in constant currency are non-GAAP financial measures that are calculated by converting license and total revenues recognized during the current period derived from non-U.S. dollar based transactions into U.S. dollars using the exchange rates that were effective in the comparable prior year period. The calculated current period license and total revenues, adjusted for foreign currency fluctuations, is compared to the license and total revenues of the comparable prior year period, as reported, in calculating license and total revenue growth in constant currency. Foreign currency fluctuations had a greater impact on our revenue growth during 2015 as compared to 2014. Foreign currency fluctuations did not have a material impact when comparing license and total revenue growth in 2014 to 2013, and as a result, have been excluded from the table above.
Hybrid cloud, including vCAN and vCloud Air, and our SaaS offerings, including our AirWatch mobile solutions, increased to greater than 6% of our total revenues during the year ended December 31, 2015 and experienced significant growth as compared to 2014. vCAN revenues are generally included in license revenues and our SaaS revenues, including vCloud Air and our AirWatch mobile solutions, are included in both license and services revenues.
While license and total sales increased during 2015 compared to 2014, the growth rate of our license sales was at a lower rate than we had expected. We believe the continued macroeconomic weakness in Brazil, Russia and China was a contributing factor. While we are seeing strong growth across our portfolio of emerging products, our compute products are reaching maturity and the sales of these products are expected to represent a decreasing percentage of our total business going forward. Taking this into account, we expect our total revenue growth in 2016 to slow as sales growth transitions to our emerging products.
License Revenues
License revenues increased 5% in 2015 and 14% in 2014. Our license revenues increased primarily as a result of increased sales of our emerging product offerings, including NSX, AirWatch mobile solutions, and vSphere with Operations Management (“vSOM”), as well as revenues from our hybrid cloud offerings. License revenues during 2015 also benefited as a result of declines in unearned license revenues.
Our license revenue growth rate during 2015 has been negatively impacted by certain factors including lower license sales of our core compute products, changes in the value of the U.S. dollar against the foreign currencies in which we invoice, and increased growth derived from our hybrid cloud and SaaS offerings. Perpetual license revenues that are part of a multi-year arrangement are generally recognized upon delivery of the underlying license using the residual method, whereas revenues derived from our hybrid cloud and SaaS offerings are recognized over a period of time. Growth from our hybrid cloud and SaaS offerings have resulted in less revenue being recognized up-front which has had an adverse impact on our growth rate during 2015. For 2016, we expect sales of our emerging products, which includes NSX and vSAN, to continue to increase as a percentage of total revenues and overall license revenue growth in 2016 is expected to be flat when compared with 2015.
Our license revenue growth rate was favorably impacted during 2014 compared to 2013 as a result of increased sales of our integrated product suites, including VMware vCloud Suite and vSOM. Our integrated product suites include various product offerings and are generally sold at a higher price than our products that are sold on an individual basis. Additionally, revenues from NSX, as well as our end-user computing products, including AirWatch mobile solutions, also contributed to the increase in license revenues.
Services Revenues
During 2015 and 2014, software maintenance revenues benefited from renewals of our software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on a weighted-average basis, more than 24 months of support and maintenance with each new license purchased.
Professional services revenues increased 23% in 2015 and 13% in 2014. The increase in 2015 and 2014 was attributable to growth in our license sales across our three product groups, including our newer products, resulting in increased demand for implementation and training services. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our offerings to independently provide professional services to our customers, our professional services revenues will vary based on the delivery channels used in any given period as well as the timing of engagements.
GSA settlement
During the second quarter of 2015, we reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that our government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction of our total revenues during the year ended December 31, 2015.

Unearned Revenues
Our unearned revenues as of December 31, 2015 and 2014 were as follows (table in millions):

	December 31, 2015	December 31, 2014
Unearned license revenues	$428	$488
Unearned software maintenance revenues	4,174	3,905
Unearned professional services revenues	474	440
Total unearned revenues	$5,076	$4,833
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
Unearned software maintenance revenues are attributable to our maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at December 31, 2015 was approximately two years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
Unearned license and software maintenance revenues will fluctuate based upon a variety of factors including sales volume, the timing of both product promotion offers and delivery of the future products offered, and the amount of arrangements sold with ratable revenue recognition. Additionally, the amount of unearned revenues derived from transactions denominated in a foreign currency is impacted by fluctuations in the foreign currencies in which we invoice. The decline of unearned license revenues as of December 31, 2015, compared to December 31, 2014, was the result of our license revenues exceeding our license sales during 2015.
Cost of License Revenues, Cost of Services Revenues and Operating Expenses
Our cost of services revenues and operating expenses were primarily impacted by increasing headcount, net of realignment activities discussed below. Headcount during the year ended December 31, 2015 and 2014 continued to increase. The increased headcount has resulted in higher cash-based employee-related expenses across most of our income statement expense categories when compared to the same period in 2014 and 2013, respectively, and we expect this trend to continue.
In calculating the impact of foreign currency fluctuations on cost of license revenues, cost of services revenues and operating expenses, we converted expenses recognized during the current period derived from non-U.S. dollar based transactions into U.S. dollars using the exchange rates that were effective in the comparable prior year period and compared the calculated amount to the amount, as reported, in the comparable prior year period.
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
Our cost of license revenues during the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

	For the Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of license revenues	$184	$190	$208	$(6)	(3)%	$(18)	(9)%
Stock-based compensation	2	2	2	—	(15)	—	—
Total expenses	$186	$192	$210	$(6)	(3)	$(18)	(9)
% of License revenues	7%	7%	9%
Cost of license revenues decreased in 2015 compared to 2014 primarily due to a decrease in royalty costs of $6 million.

Cost of license revenues decreased in 2014 compared to 2013 primarily due to a decrease of $34 million in amortization of capitalized software development costs, which was partially offset by an increase of $17 million in amortization of intangible assets.
No amortization expenses was recorded during the years ended December 31, 2015 and 2014, as all previously capitalized software development costs had been fully amortized as of December 31, 2013. We do not expect significant amortization of capitalized software development costs in future years as the costs incurred subsequent to technological feasibility are not expected to be material.
Cost of Services Revenues
Our cost of services revenues primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products and to provide professional services. Additionally, our costs of services revenues included depreciation on equipment supporting our service offerings.
Our cost of services revenues during the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

	For the Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of services revenues	$788	$683	$491	$106	15%	$192	39%
Stock-based compensation	44	42	29	2	4	13	43
Total expenses	$832	$725	$520	$107	15	$204	39
% of Services revenues	21%	21%	18%
Cost of services revenues increased in 2015 compared to 2014. The increase was primarily due to growth in cash-based employee-related expenses of $96 million, due to incremental growth in headcount, and an increase in equipment, depreciation and facilities-related costs of $42 million. Additionally, third-party professional services costs increased $23 million due to an increase in demand for technical support and services. These increases were partially offset by the favorable impact of $47 million resulting from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses.
Cost of services revenues increased in 2014 compared to 2013 primarily driven by the investment and growth in our SaaS and professional services offerings, which led to higher costs. The increase included growth in cash-based employee-related expenses of $124 million due to incremental growth in headcount, both organic and through acquisitions, and an increase in technical support costs of $21 million. Additionally, increases of $25 million in equipment and depreciation costs also contributed to the increases in cost of services revenues. The increase in 2014 was partially offset by a decrease of $10 million in operating expenses related to Pivotal.
Research and Development Expenses
Our research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.
Our research and development expenses during the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

	For the Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Research and development	$1,074	$995	$855	$80	8%	$141	16%
Stock-based compensation	226	244	227	(18)	(7)	17	7
Total expenses	$1,300	$1,239	$1,082	$61	5	$157	15
% of Total revenues	20%	21%	21%
Research and development expenses increased in 2015 compared to 2014. The increase was primarily due to growth in cash-based employee-related expenses of $90 million, driven by incremental growth in headcount. In addition, facilities-related costs increased $7 million. These increases were partially offset by a decrease in stock-based compensation of $18 million, primarily as a result of certain awards becoming fully vested in 2014, and the favorable impact of $16 million resulting from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses.

Research and development expenses increased in 2014 compared to 2013. The increase was primarily due to growth in cash-based employee-related expenses of $125 million and increases in stock-based compensation of $17 million, driven by incremental growth in headcount, both organic and through acquisitions. Equipment and depreciation expenses increased by $27 million in 2014. The increase in 2014 was partially offset by a decrease of $15 million in research and development expenses related to Pivotal.
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
Our sales and marketing expenses during the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

	For the Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Sales and marketing	$2,099	$1,969	$1,671	$130	7%	$298	18%
Stock-based compensation	168	172	144	(4)	(2)	29	20
Total expenses	$2,267	$2,141	$1,815	$126	6	$327	18
% of Total revenues	35%	35%	35%
Sales and marketing expenses increased in 2015 compared to 2014. The increase was primarily driven by growth in cash-based employee-related expenses of $158 million, due to incremental growth in headcount, and higher commission expense resulting from increased sales volume. In addition, equipment, depreciation and facilities-related costs increased $24 million. Costs incurred for marketing programs and related initiatives increased $20 million, and costs incurred for contractors increased $19 million. These increases were partially offset by the favorable impact of $109 million from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses.
Sales and marketing expenses increased in 2014 compared to 2013 primarily driven by growth in cash-based employee-related expenses of $240 million and an increase in stock-based compensation expense of $29 million due to incremental growth in headcount, both organic and through acquisitions. Costs incurred for travel and marketing programs also increased by $48 million in 2014 compared 2013. The increase in expenses in 2014 was partially offset by a decrease of $10 million in sales and marketing expenses related to Pivotal.
General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
Our general and administrative expenses during the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

	For the Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
General and administrative	$702	$626	$363	$76	12%	$263	72%
Stock-based compensation	64	69	56	(5)	(7)	12	22
Total expenses	$766	$695	$419	$71	10	$276	66
% of Total revenues	12%	12%	8%
General and administrative expenses increased in 2015 compared to 2014. The increase was primarily driven by an increase in equipment, depreciation and facilities-related costs of $37 million and an increase in cash-based employee-related expenses of $30 million, due to incremental growth in headcount. In addition, professional services-related costs increased $18 million. We have made and will continue to make, through the first quarter of 2016, installment payments to certain key employees of AirWatch subject to the achievement of specified future employment conditions. We recognized compensation expense of $145 million during 2015 relating to these installment payments, and expect to recognize $14 million during the first quarter of 2016. The increase to general and administrative expenses was partially offset by the favorable impact of $13 million from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses.
General and administrative expenses increased in 2014 compared to 2013. We recognized compensation expense of $141 million in 2014 relating to installment payments to certain key employees of AirWatch subject to the achievement of specified future employment conditions. Other cash-based employee-related expenses increased by $52 million in 2014 due to incremental growth in headcount, both organic and through acquisitions. Costs of $11 million related to certain litigation and other contingencies, and amounts for IT development costs and stock-based compensation expense further contributed to the increase in expenses in 2014 compared to 2013.
Realignment Charges
Our realignment charges during the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

	For the Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Realignment charges	$23	$16	$62	$7	46%	$(47)	(75)%
Stock-based compensation	—	—	6	—	—	(6)	(100)
Total expenses	$23	$16	$68	$7	46	$(53)	(77)
% of Total revenues	—%	—%	1%
During the year ended December 31, 2015, we eliminated approximately 380 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $23 million of severance-related realignment charges were recognized during the year ended December 31, 2015. As of December 31, 2015, $3 million remained in accrued expenses and other on the consolidated balance sheets and is expected to be paid during 2016.
During the year ended December 31, 2014, we eliminated approximately 180 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $16 million of severance-related realignment charges were recognized during the year ended December 31, 2014 on the consolidated statements of income.
During the year ended December 31, 2013, we approved and initiated a business realignment plan to streamline our operations. The realignment plan included the elimination of approximately 710 positions and personnel across all major functional groups and geographies. During the year ended December 31, 2013, $68 million of realignment charges were recorded on the consolidated statements of income, which consisted of workforce reduction charges and asset impairments. As of December 31, 2013, the plan had been completed.
During 2016, we expect to incur charges of $55 million to $65 million due to the business realignment plan we approved on January 22, 2016. We plan to reinvest the associated savings in field, technical and support resources associated with growth products. Actions associated with this plan are expected to be completed by June 30, 2016.
Other Income (Expense), Net
Our other income (expense), net during the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

	For the Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Other income (expense), net	$(7)	$7	$28	$(14)	(186)%	$(21)	(73)%
% of Total revenues	—%	—%	1%
Fluctuations in other income (expense), net during 2015 as compared to 2014 were primarily driven by gains and losses on strategic investments and foreign currency exchange.
Other income (expense), net decreased in 2014 compared to 2013. The decrease was primarily due to the recognition of a pre-tax gain of $44 million during 2013 as a result of exiting certain lines of business under our business realignment plan. Partially offsetting this gain in 2013 was an other-than-temporary impairment charge of $13 million that we recognized in connection with a strategic investment.
Income Tax Provision
Our annual effective income tax rate was 17.8%, 15.5%, and 11.6% for 2015, 2014, and 2013, respectively. Our effective tax rate in 2015 was higher than 2014 primarily due to a shift in the composition of income before tax from lower international tax jurisdictions to the U.S., a reduction in the benefit from the federal research tax credit and the net increase in unrecognized tax benefits. Our effective tax rate in 2014 was higher than 2013 primarily because the 2013 effective tax rate included the benefit of the federal research tax credit for both 2013 and 2012, whereas the 2014 effective tax rate only included the benefit of the federal research tax credit for 2014.
Our rate of taxation in non-U.S. jurisdictions is lower than our U.S. tax rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland, and as such, our annual effective tax rate can be significantly impacted by the composition of our earnings in the U.S. and non-U.S. jurisdictions.
All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in our non-U.S. operations and no provision for U.S. taxes has been provided with respect to such income. As of December 31, 2015 and 2014, the undistributed earnings of our non-U.S. subsidiaries were approximately $4,473 million and $3,594 million, respectively. Our intent is to indefinitely reinvest our non-U.S. funds in our foreign operations, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. At this time, it is not practicable to estimate the amount of tax that may be payable if we were to repatriate these earnings.
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
Although our results are included in the EMC consolidated return for U.S. federal income tax purposes, our income tax provision is calculated primarily as though we were a separate taxpayer. However, certain transactions that we and EMC are parties to are assessed using consolidated tax return rules.
The EMC consolidated group is routinely under audit by the Internal Revenue Service (the “IRS”). All U.S. federal income tax matters have been concluded for years through 2008. The IRS is currently auditing the EMC consolidated group's federal tax returns for tax years 2009 through 2011. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions.
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
Our Relationship with EMC
As of December 31, 2015, EMC owned 43 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 81.3% of our total outstanding shares of common stock and 97.5% of the combined voting power of our outstanding common stock.
The information provided below includes a summary of the transactions entered into with EMC and EMC’s consolidated subsidiaries (collectively “EMC”). EMC acquired the controlling interest in VCE Company LLC (“VCE”) during the fourth quarter of 2014. Transactions with VCE from the date EMC acquired VCE have been included in the tables below.
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

•	We provide various services to Pivotal. Support costs incurred by us are reimbursed to us and are recorded as a reduction to the costs incurred by us.
Information about our revenues and receipts from such arrangements with EMC during the years ended December 31, 2015, 2014 and 2013 and unearned revenues as of December 31, 2015 and 2014 consisted of the following (table in millions):

	Revenues and Receipts from EMC			Unearned Revenues from EMC
	For the Year Ended December 31,			December 31,
	2015	2014	2013	2015	2014
Reseller revenues	$301	$205	$141	$292	$290
Internal-use revenues	17	21	32	11	18
Professional services revenues	100	85	72	3	9
Collaborative technology project receipts	—	—	7	n/a	n/a
Agency fee revenues	6	5	5	—	—
Reimbursement for services to Pivotal	4	2	12	n/a	n/a
We and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

•
In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third party. These costs are included as expenses on our consolidated statements of income and primarily include salaries, benefits, travel and rent expenses. EMC also incurs certain administrative costs on our behalf in the U.S. that are recorded as expenses on our consolidated statements of income.

•	From time to time, we invoice end users on behalf of EMC for certain services rendered by EMC. Cash related to these services is collected from the end user by us and remitted to EMC.
Information about our costs from such arrangements with EMC for the years ended December 31, 2015, 2014 and 2013 consisted of the following (table in millions):

	For the Year Ended December 31,
	2015	2014	2013
Purchases and leases of products and purchases of services	$63	$71	$63
Collaborative technology project costs	5	12	13
EMC subsidiary support and administrative costs	100	137	128
We also purchase EMC products through EMC's channel partners. Purchases of EMC products through EMC's channel partners were $36 million, $25 million and $6 million during the years ended December 31, 2015, 2014 and 2013, respectively.
In the fourth quarter of 2013, we and EMC modified an existing technology licensing arrangement. Pursuant to the modified arrangement, we received certain rights to developed technology for a lump-sum payment of $26 million, which was included in amounts due to related parties, net on the consolidated balance sheets as of December 31, 2013. The license of technology was accounted for as a transaction by entities under common control. Accordingly, an intangible asset of $2 million was recognized and was derived by allocating the value ascribed to the licensed technology based upon the relative fair market values of the technology to each party. The difference between the asset recorded and the consideration due was primarily recognized as a reduction in capital from EMC on the statements of stockholders’ equity. In addition to the license of the technology, we will pay EMC for support and for development collaboration. These amounts are included in collaborative technology project costs in the table above.

Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger was appointed Chief Executive Officer of VMware. Prior to joining VMware, Mr. Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Mr. Gelsinger retains certain of his EMC equity awards that were held as of September 1, 2012 and he continues to vest in such awards. Stock-based compensation related to Mr. Gelsinger’s EMC awards are being recognized on our consolidated statements of income over the awards’ remaining requisite service periods.
Due To/From Related Parties, Net
As a result of the related party transactions with EMC described above, amounts due to and from related parties, net as of December 31, 2015 and 2014 consisted of the following (table in millions):

	As of December 31,
	2015	2014
Due to related parties	$(68)	$(76)
Due from related parties	142	125
Due (to) from related parties, net	$74	$49

Income tax due (to) from related parties	$(18)	$(40)
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
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the years ended December 31, 2015, 2014 and 2013, $26 million, $24 million and $4 million, respectively, of interest expense was recognized.
Liquidity and Capital Resources
At December 31, 2015 and 2014, we held cash, cash equivalents and short-term investments as follows (table in millions):

	December 31,
	2015	2014
Cash and cash equivalents	$2,493	$2,071
Short-term investments	5,016	5,004
Total cash, cash equivalents and short-term investments	$7,509	$7,075
As of December 31, 2015, we held a diversified portfolio of money market funds, time deposits and fixed income securities totaling $6,784 million. Our fixed income securities are denominated in U.S. dollars and primarily consist of highly liquid debt instruments of the U.S. Government and its agencies, municipal obligations, mortgage-backed securities and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk. As of December 31, 2015, our total cash, cash equivalents and short-term investments were $7,509 million, of which $5,810 million was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on substantially all of the undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Our cash flows summarized for the years ended December 31, 2015, 2014 and 2013 were as follows (table in millions):

	For the Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$1,899	$2,180	$2,535
Investing activities	(336)	(2,785)	(1,472)
Financing activities	(1,141)	371	(367)
Net increase (decrease) in cash and cash equivalents	$422	$(234)	$696
Operating Activities
Cash provided by operating activities decreased by $281 million in 2015 compared to 2014, driven by changes in unearned revenues and accounts receivable. While cash collections increased in 2015, they were negatively impacted by the strengthening of the U.S. dollar against the foreign currencies in which we invoice. Additionally, cash provided by operating activities in 2015 reflects payments for legal settlements, primarily $76 million for the GSA settlement, approximately $185 million of installment payments made to certain key employees of AirWatch, and increases in payroll and operating expenses resulting from growth in headcount-related expenses driven by growth in headcount. Cash flows from operations will continue to be impacted by installment payments of approximately $29 million to certain key employees of AirWatch through the first quarter of 2016.
Cash provided by operating activities decreased by $356 million in 2014 from 2013, mainly as a result of decreased profitability due to an increase in headcount-related expenses driven by the AirWatch acquisition, including installment payments made to certain key employees of AirWatch. The decrease was also driven by the change in income taxes payable as a result of tax payments made to EMC under the tax sharing agreement. Under the tax sharing agreement, we are obligated to pay EMC an amount equal to the tax expense generated by us that EMC may recognize in a given year on its consolidated tax return and EMC is obligated to pay us an amount equal to any tax benefit generated by us. In 2014, we paid $150 million to EMC under the tax sharing agreement, and in 2013 we benefited from the net receipt of $24 million.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions, and capital expenditures. Cash provided by investing activities is impacted by the sales and maturities of our available-for-sale securities.
Cash used in investing activities decreased in 2015 compared to 2014 primarily as a result of our acquisitions, including AirWatch for $1,068 million during the first quarter of 2014. Additionally, the net cash used related to our available-for-sale securities decreased in 2015 compared 2014.
The increase in restricted cash during 2014 included $75 million for amounts held in escrow and payable to certain AirWatch employees, subject to achievement of certain employment conditions. During 2015, $75 million was released from escrow and paid to the employees. The release from escrow is reflected as an inflow within investing activities while the payment to the employees is reflected as an outflow within operating activities.
Cash used in investing activities increased in 2014 compared to 2013 primarily due to an increase in the net cash used related to our available-for-sale securities. Additionally, cash used in investing activities increased significantly in 2014 compared to 2013 primarily as a result of our acquisition of AirWatch during the first quarter of 2014.
Financing Activities
Net cash used in financing activities in 2015 changed compared to net cash provided by financing activities in 2014 primarily as a result of the cash received in connection with the notes payable exchange agreement with EMC during 2014 and an increase in our repurchase of our common stock during 2015.
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

Notes Payable to EMC
As of December 31, 2015, $1,500 million remained outstanding on notes payable to EMC, with interest payable quarterly in arrears.
In connection with our acquisition of AirWatch, we entered into a note exchange agreement with EMC on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million included $450 million that was exchanged for the $450 million promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued have the following principal amounts and maturity dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.
The notes bear interest at the annual rate of 1.75%. Interest is payable quarterly in arrears. The notes may be prepaid without penalty or premium. We drew down on all three notes in late January 2014.
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. All shares repurchased under our stock repurchase programs are retired. On January 27, 2015, our board of directors authorized the repurchase of up to one billion dollars of our Class A common stock through the end of 2017, which was in addition to $960 million remaining available as of December 31, 2014 under a previous authorization. During 2015, we repurchased 13.5 million shares for an aggregate purchase price of $1,125 million. As of December 31, 2015, the cumulative authorized amount remaining for repurchase under an authorized program was $835 million. Refer to Note M to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
With respect to our stock repurchase program, we are currently subject to a number of legal and regulatory constraints resulting from Dell's proposed acquisition of EMC, which impacts the timing and ability to execute repurchases of our shares.
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
In connection with certain acquisitions, we have agreed to indemnify the former directors and officers of the acquired company in accordance with the acquired company’s by-laws and charter in effect immediately prior to the acquisition or in accordance with indemnification or similar agreements entered into by the acquired company and such persons. We typically purchase a “tail” directors and officers insurance policy, which should enable us to recover a portion of any future indemnification obligations related to the former directors and officers of an acquired company.

We are unable to determine the maximum potential amount under these indemnification agreements due to our limited history with prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, costs related to these indemnification provisions have not been significant.
Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of December 31, 2015 (table in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable to EMC(1)	$1,602	$26	$725	$572	$279
Operating leases(2)	869	90	128	79	572
Purchase obligations	70	32	35	3	—
Other contractual commitments(3)	32	7	6	6	13
Sub-Total	2,573	155	894	660	864
Uncertain tax positions(4)	245
Total	$2,818

(1)
Consists of principal and interest payments on the notes payable to EMC. See “Liquidity and Capital Resources” for a discussion of the $1,500 million notes payable we entered into with EMC on January 21, 2014, in connection with our agreement to acquire AirWatch.

(2)	Our operating leases are primarily for facility space and land.

(3)	Consisting of various contractual agreements, which include commitments on the lease for our Washington data center facility and asset retirement obligations.

(4)
As of December 31, 2015, we had $245 million of gross uncertain tax benefits, excluding interest and penalties. The timing of future payments relating to these obligations is highly uncertain. Based on the timing and outcome of examinations of our subsidiaries, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that within the next 12 months total unrecognized tax benefits could be potentially reduced by approximately $18 million.

Critical Accounting Policies and Estimates
In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth below involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Refer to Note A to the consolidated financial statement in Part II, Item 8 of this Annual Report on Form 10-K for information on significant accounting policies and estimates used in the preparation of the consolidated financial statements.
Revenue Recognition
We derive revenues primarily from licensing our software under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been provided, the sales price is fixed or determinable, and collectibility is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenues recognized.
We enter into multiple-element revenue arrangements in which a customer may purchase a combination of software, maintenance and support, training, consulting services, and hosted services. If a product or service included in a software-related multiple-element arrangement has not been delivered, and is not considered essential to the functionality of the delivered products or services, we must determine the fair value of each undelivered product or service using vendor-specific objective evidence (“VSOE”). Absent VSOE, revenues are deferred until VSOE of fair value exists for each of the undelivered products or services, or until all elements of the arrangement have been delivered. However, if the only undelivered element without VSOE is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenues that we report in a particular period.
VSOE of fair value for an undelivered element is generally based on historical stand-alone sales to third parties. In limited instances, for an offering that is not yet sold, VSOE is the price established by management if it is probable that the price will not change when introduced to the marketplace, including through the use of a contractual renewal rate. In determining VSOE of fair value, we require that the selling prices for a product or service fall within a reasonable pricing range. For multiple-element arrangements that contain software and non-software elements, we allocate revenues to software or software-related elements as a group and any non-software elements separately based on relative selling prices using the selling price hierarchy. The relative selling price for each deliverable is determined using VSOE, if it exists, or third-party evidence (“TPE”) of selling price. TPE of fair value is based on evaluation of prices charged for competitor products or services sold to similarly situated customers. As our offerings contain significant proprietary technology and provide different features and functionality, comparable prices of similar products typically cannot be obtained and relied upon. If neither VSOE nor TPE of selling price exist for a deliverable, best estimate of selling price (“BESP”) is used for that deliverable. We use BESP in allocation of arrangement consideration. We determine BESP by considering our overall pricing objectives and practices across different sales channels.
A specified upgrade obligation is created in the event we publicly announce new specific features, functionalities or entitlements to software upgrades or license products that have not been made available. We generally do not have VSOE of fair value for specified upgrades or license products. Accordingly, revenue recognition is deferred for multiple-element arrangements that entitle a customer to specified upgrades or new license products until the product obligations have been fulfilled.
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
Rebate Reserves
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
Accounting for Income Taxes
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

We establish reserves for income taxes to address potential exposures involving tax positions that could be challenged by federal, state and foreign tax authorities, which may result in proposed assessments. In the ordinary course of our global business there are many intercompany transactions, including the transfer of intellectual property, where the ultimate tax determination could be challenged by the tax authorities. Our assumptions, estimates, and judgments used to determine the reserve relating to these positions considers current tax laws, interpretation of current tax laws and possible outcomes of current and future examinations conducted by tax authorities. As part of the EMC consolidated group, and separately, we are subject to the periodic examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our reserves and any potential adjustments that may result from the current and future examinations. We believe such estimates to be reasonable; however, the final determination from examinations and changes in tax laws could significantly impact the amounts provided for income taxes in the consolidated financial statements.
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
Our deferred tax assets reflect our estimates of the amount and category of future taxable income, such as income from operations and capital gains, and also take into account valuation allowances that consider other key factors that might restrict our ability to realize the deferred tax assets. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate.
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
New Accounting Pronouncements
During November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. This standard requires an entity to classify deferred tax assets and liabilities as non-current within a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This standard may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We early-adopted ASU 2015-17 effective December 31, 2015 using retrospective application. Upon adoption of ASU 2015-17, current deferred tax assets of $248 million were reclassified as non-current deferred tax assets on the consolidated balance sheet as of December 31, 2014.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries.

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
Although approximately 70% of our sales are denominated in the U.S. dollar, we also invoice and collect in the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi in their respective regions. The U.S dollar is the functional currency for all VMware's legal entities. At the time a non-U.S. dollar transaction is recorded, the value of the transaction is converted into U.S. dollars at the exchange rate in effect for the month in which each order is booked. As a result, the amount of license and total revenues derived from these transactions will be impacted by foreign currency exchange fluctuations.
Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those currencies in which we also invoice and collect. As exchange rates vary, operating results may differ materially from expectations.
To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, principally foreign currency forward contracts (“forward contracts”), as described below.
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, we enter into forward contracts. We enter into forward contracts annually, which have maturities of twelve months or less. As of December 31, 2015 and 2014, we had forward contracts to purchase approximately $213 million and $240 million, respectively. The fair value of these forward contracts was immaterial as of December 31, 2015 and 2014.
Forward Contracts Not Designated as Hedges. We enter into forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. Our forward contracts are traded on a monthly basis and typically have a contractual term of one month. As of December 31, 2015 and 2014, we had outstanding forward contracts with a total notional value of $721 million and $697 million, respectively. The fair value of these forward contracts was immaterial as of December 31, 2015 and 2014.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss of $90 million in fair value of our forward contracts as of December 31, 2015. This sensitivity analysis disregards any offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not, and do not intend to use derivative financial instruments for trading or speculative purposes. Refer to Note G to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Interest Rate Risk
Fixed Income Securities
Our fixed income investment portfolio is denominated in U.S. dollars and consists of various asset classes at different maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk.
Sensitivity Analysis. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical increases in interest rates of 50 basis points and 100 basis points would have decreased the fair value of our fixed income investment portfolio as of December 31, 2015 by $35 million and $70 million, respectively. Hypothetical decreases in interest rates of 50 basis points and 100 basis points would have increased the fair value of our fixed income investment portfolio as of December 31, 2015 by $35 million and $67 million, respectively.

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
Equity Price Risk
Strategic Investments
Our strategic investments include privately held companies which are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. The carrying values of our strategic investments were accounted for under the cost method. We evaluate the strategic investments in our portfolio to assess whether they are other-than-temporarily impaired. The evaluation is based on information provided by these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided.
Marketable Equity Securities
We have minimal exposure to equity price risk on our portfolio of marketable equity securities as it was insignificant as of December 31, 2015. As of December 31, 2015, our total equity holdings in publicly traded companies was $18 million. As of December 31, 2014, we had no equity holdings in publicly traded companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
VMware, Inc.
Note: All other financial statement schedules are omitted because they are not applicable or the required information is included on the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of VMware, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of VMware, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheets in 2015.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California
February 25, 2016

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Revenues:
License	$2,720	$2,591	$2,270
Services	3,927	3,444	2,937
GSA settlement	(76)	—	—
Total revenues	6,571	6,035	5,207
Operating expenses (1):
Cost of license revenues	186	192	210
Cost of services revenues	832	725	520
Research and development	1,300	1,239	1,082
Sales and marketing	2,267	2,141	1,815
General and administrative	766	695	419
Realignment charges	23	16	68
Operating income	1,197	1,027	1,093
Investment income	49	38	30
Interest expense with EMC	(26)	(24)	(4)
Other income (expense), net	(7)	7	28
Income before income taxes	1,213	1,048	1,147
Income tax provision	216	162	133
Net income	$997	$886	$1,014
Net income per weighted-average share, basic for Class A and Class B	$2.35	$2.06	$2.36
Net income per weighted-average share, diluted for Class A and Class B	$2.34	$2.04	$2.34
Weighted-average shares, basic for Class A and Class B	424,003	430,355	429,093
Weighted-average shares, diluted for Class A and Class B	426,547	434,513	433,415
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$2	$2	$2
Cost of services revenues	44	42	29
Research and development	226	244	227
Sales and marketing	168	172	144
General and administrative	64	69	56
Realignment charges	—	—	6
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Year Ended December 31,
	2015	2014	2013
Net income	$997	$886	$1,014
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $(4), $0 and $0	(7)	(1)	—
Reclassification of (gains) losses realized during the period, net of taxes of $0, $(2) and $(1) for all periods	—	(3)	(2)
Net change in market value of available-for-sale securities	(7)	(4)	(2)
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of taxes of $0 for all periods	—	(1)	—
Net change in market value of effective foreign currency forward contracts	—	(1)	—
Total other comprehensive income (loss)	(7)	(5)	(2)
Total comprehensive income (loss), net of taxes	$990	$881	$1,012
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,493	$2,071
Short-term investments	5,016	5,004
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,633	1,520
Due from related parties, net	74	49
Other current assets	144	238
Total current assets	9,360	8,882
Property and equipment, net	1,128	1,035
Other assets	193	174
Deferred tax assets	456	413
Intangible assets, net	616	748
Goodwill	3,993	3,964
Total assets	$15,746	$15,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138	$203
Accrued expenses and other	746	811
Unearned revenues	3,245	2,982
Total current liabilities	4,129	3,996
Notes payable to EMC	1,500	1,500
Unearned revenues	1,831	1,851
Other liabilities	363	283
Total liabilities	7,823	7,630
Commitments and contingencies (refer to Note L)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 121,947 and 129,359 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	2,728	3,380
Accumulated other comprehensive income (loss)	(8)	(1)
Retained earnings	5,195	4,198
Total VMware, Inc.’s stockholders’ equity	7,919	7,581
Non-controlling interests	4	5
Total stockholders’ equity	7,923	7,586
Total liabilities and stockholders’ equity	$15,746	$15,216
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$997	$886	$1,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335	345	337
Stock-based compensation	504	529	454
Excess tax benefits from stock-based compensation	(28)	(36)	(70)
Deferred income taxes, net	(31)	(128)	56
Non-cash realignment charges	—	—	15
Impairment of strategic investment	5	—	13
Gain on disposition of certain lines of business and other, net	—	—	(44)
Gain on sales of strategic investments	(3)	(6)	—
Other	2	(1)	7
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(114)	(267)	(71)
Other assets	32	(70)	(59)
Due to/from related parties, net	(21)	(46)	60
Accounts payable	(35)	69	30
Accrued expenses	1	135	1
Income taxes receivable from EMC	—	—	17
Income taxes payable	13	77	19
Unearned revenues	242	693	756
Net cash provided by operating activities	1,899	2,180	2,535
Investing activities:
Additions to property and equipment	(333)	(352)	(345)
Purchases of available-for-sale securities	(3,323)	(3,937)	(3,181)
Sales of available-for-sale securities	2,193	2,076	1,599
Maturities of available-for-sale securities	1,100	717	717
Proceeds from disposition of certain lines of business	—	—	37
Purchases of strategic investments	(14)	(52)	(8)
Sales of strategic investments	4	11	—
Business acquisitions, net of cash acquired	(38)	(1,159)	(289)
Decrease (increase) in restricted cash	75	(78)	(3)
Other investing	—	(11)	1
Net cash used in investing activities	(336)	(2,785)	(1,472)
Financing activities:
Proceeds from issuance of common stock	126	164	197
Proceeds from issuance of notes payable to EMC	—	1,050	—
Reduction in capital from EMC	—	(24)	—
Proceeds from non-controlling interests	4	7	—
Repurchase of common stock	(1,125)	(700)	(508)
Excess tax benefits from stock-based compensation	28	36	70
Shares repurchased for tax withholdings on vesting of restricted stock	(174)	(162)	(126)
Net cash provided by (used in) financing activities	(1,141)	371	(367)
Net increase (decrease) in cash and cash equivalents	422	(234)	696
Cash and cash equivalents at beginning of the period	2,071	2,305	1,609
Cash and cash equivalents at end of the period	$2,493	$2,071	$2,305
Supplemental disclosures of cash flow information:
Cash paid for interest	$28	$27	$6
Cash paid for taxes, net	231	215	35
Non-cash items:
Changes in capital additions, accrued but not paid	$(49)	$19	$(16)
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	(2)	7	—
Fair value of stock-based awards assumed in acquisitions	—	24	—
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2013	129	$1	300	$3	$3,432	$2,298	$6	$—	$5,740
Proceeds from issuance of common stock	6	—	—	—	197	—	—	—	197
Repurchase and retirement of common stock	(7)	—	—	—	(508)	—	—	—	(508)
Issuance of restricted stock, net of cancellations	4	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(126)	—	—	—	(126)
Stock-based compensation	—	—	—	—	436	—	—	—	436
Excess tax benefits from stock-based compensation	—	—	—	—	48	—	—	—	48
Amount due from tax sharing arrangement	—	—	—	—	(3)	—	—	—	(3)
Total other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	(2)
Reduction in capital from EMC	—	—	—	—	(22)	—	—	—	(22)
Contribution to Pivotal	—	—	—	—	17	—	—	—	17
Reclassification of liability-classified awards to equity stock-based compensation	—	—	—	—	25	—	—	—	25
Net income	—	—	—	—	—	1,014	—	—	1,014
Balance, December 31, 2013	130	1	300	3	3,496	3,312	4	—	6,816
Proceeds from issuance of common stock	4	—	—	—	164	—	—	—	164
Issuance of stock-based awards in acquisition	—	—	—	—	24	—	—	—	24
Repurchase and retirement of common stock	(8)	—	—	—	(700)	—	—	—	(700)
Issuance of restricted stock, net of cancellations	5	—	—	—	1	—	—	—	1
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(162)	—	—	—	(162)
Stock-based compensation	—	—	—	—	516	—	—	—	516
Excess tax benefits from stock-based compensation	—	—	—	—	32	—	—	—	32
Amount due from tax sharing arrangement	—	—	—	—	(12)	—	—	—	(12)
Total other comprehensive income (loss)	—	—	—	—	—	—	(5)	—	(5)
Activities with non-controlling interests	—	—	—	—	—	—	—	5	5
Reclassification of liability-classified awards to equity stock-based compensation	—	—	—	—	21	—	—	—	21
Net income	—	—	—	—	—	886	—	—	886
Balance, December 31, 2014	129	1	300	3	3,380	4,198	(1)	5	7,586
Proceeds from issuance of common stock	4	—	—	—	126	—	—	—	126
Repurchase and retirement of common stock	(13)	—	—	—	(1,125)	—	—	—	(1,125)
Issuance of restricted stock, net of cancellations	5	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(173)	—	—	—	(173)
Stock-based compensation	—	—	—	—	504	—	—	—	504
Excess tax benefits from stock-based compensation	—	—	—	—	3	—	—	—	3
Credit from tax sharing arrangement	—	—	—	—	13	—	—	—	13
Total other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	(7)
Activities with non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	997	—	—	997
Balance, December 31, 2015	122	$1	300	$3	$2,728	$5,195	$(8)	$4	$7,923
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) is a leader in virtualization and cloud infrastructure solutions that enable businesses to transform the way they build, deliver and consume Information Technology (“IT”) resources in a manner that is based on their specific needs. VMware’s virtualization infrastructure solutions, which include a suite of products and services designed to deliver a software-defined data center, run on industry-standard desktop computers, servers and mobile devices and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial reporting.
VMware was incorporated as a Delaware corporation in 1998, was acquired by EMC Corporation (“EMC”) in 2004 and conducted its initial public offering of VMware’s Class A common stock in August 2007. As of December 31, 2015, EMC held 81.3% of VMware’s outstanding common stock and 97.5% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements. On October 12, 2015, Dell Inc. (“Dell”), Denali Holding Inc. (“Denali”) and EMC entered into a definitive agreement under which Denali has agreed to acquire EMC.
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
Principles of Consolidation
The consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. Non-controlling interests are presented as a separate component within total stockholders’ equity and represent the equity and cumulative pro-rata share of the results of operations attributable to the non-controlling interests. The portion of results of operations attributable to the non-controlling interests is eliminated in other income (expense), net on the consolidated statements of income and are not presented separately as the amounts were not material for the periods presented. All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with EMC and its subsidiaries are generally settled in cash and are classified on the consolidated statements of cash flows based upon the nature of the underlying transaction.
Reclassification
VMware early-adopted Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, effective December 31, 2015 using retrospective application. As such, current deferred tax assets of $248 million were reclassified as non-current deferred tax assets on the consolidated balance sheets as of December 31, 2014. Refer to the "New Accounting Pronouncements" section below for further discussion.
Certain prior period amounts related to impairment of strategic investments have been reclassified within the operating activities section of the consolidated statements of cash flows for the year ended December 31, 2013. The reclassification had no effect on total cash flows used in or provided by operating, investing or financing activities as previously reported.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition
VMware derives revenues primarily from licensing software under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been provided, the sales price is fixed or determinable, and collectibility is probable.
License Revenues
VMware licenses most of its software through distributors, resellers, system vendors, systems integrators and through its direct sales force. VMware recognizes revenues from the sale of its software licenses upon shipment, provided all other revenue recognition criteria have been met. VMware also licenses certain customers the rights to utilize software on a pay-as-you-go consumption model. Revenue from this selling model is generally recognized based upon the customer's reported usage. When software license arrangements are offered with new products that become available on a when-and-if-available basis, revenues associated with these arrangements are recognized ratably over the subscription period.
For software sold by system vendors that is bundled with their hardware, unless VMware has a separate license agreement which governs the transaction, revenues are recognized in arrears upon the receipt of royalty reports.
Services Revenues
VMware’s services revenues generally consist of software maintenance and support, training, consulting services, and hosted services. Software maintenance and support offerings entitle customers to receive major and minor product upgrades on a when-and-if-available basis and technical support. Revenues from software maintenance and support offerings are generally recognized ratably over the contract period.
Professional services include design, implementation and training. Professional services are not considered essential to the functionality of VMware’s products as these services do not alter the product capabilities and may be performed by customers or other vendors. Revenues from professional services engagements performed for a fixed fee, for which VMware is able to make reasonably dependable estimates of progress toward completion, are recognized on a proportional performance basis assuming all other revenue recognition criteria are met. Revenues from professional services engagements invoiced on a time and materials basis are recognized as the hours are incurred.
VMware’s hosted services consist of certain software offerings sold as a service without the customer’s ability to take possession of the software over the subscription term. These arrangements are offered to VMware’s customers over a specified period of time and revenues are recognized ratably over the subscription term commencing upon delivery of the service. Hosted services are also provided on a consumption basis with revenues recognized commensurate with customer’s usage of the related services.
Rebate Reserves and Marketing Development Funds
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
VMware participates in marketing development programs with certain channel partners wherein VMware reimburses its partners for marketing related expenses incurred by them under the terms of the programs. Reimbursed costs to channel partners are recognized as a reduction of revenues concurrent with the recognition of the underlying revenues based upon the maximum potential liability. The difference between the maximum potential liability recognized and the actual amount paid out has not been material to date.
Returns Reserves
With limited exceptions, VMware’s return policy does not allow product returns for a refund. VMware estimates and records reserves for product returns at the time of sale based on historical return rates. Amounts are recorded as a reduction to revenues or unearned revenues. Returns reserves have not been material for all periods presented.
Multiple-Element Arrangements
VMware enters into multiple-element revenue arrangements in which a customer may purchase a combination of software, maintenance and support, training, consulting services, and hosted services. For multiple-element arrangements with software elements, VMware allocates and defers revenue for the undelivered elements based on fair value using vendor-specific objective evidence (“VSOE”) and applies the residual method to allocate the remaining fee to the delivered products and services. If a product or service included in a software-related multiple-element arrangement has not been delivered, and is not

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

considered essential to the functionality of the delivered products or services, VMware must determine the fair value of each undelivered product or service using VSOE. Absent VSOE, revenue is deferred until VSOE of fair value exists for each of the undelivered products or services, or until all elements of the arrangement have been delivered. However, if the only undelivered element without VSOE is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenues that VMware reports in a particular period.
VSOE of fair value for an undelivered element is generally based on historical stand-alone sales to third parties. In limited instances, for an offering that is not yet sold, VSOE is the price established by management if it is probable that the price will not change when introduced to the marketplace, including through the use of a contractual renewal rate. In determining VSOE of fair value, VMware requires that the selling prices for a product or service fall within a reasonable pricing range. VMware has established VSOE for its software maintenance and technical support services, consulting services and training.
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
A specified upgrade obligation is created in the event we publicly announce new specific features, functionalities or entitlements to software upgrades or license products that have not been made available. We generally do not have VSOE of fair value for specified upgrades or license products. Accordingly, revenue recognition is deferred for multiple-element arrangements that entitle a customer to specified upgrades or new license products until the product obligations have been fulfilled.
Unearned revenues substantially consist of payments received in advance of revenue recognition for products and services described above. Refer to Note J for further information.
Foreign Currency Remeasurement
The U.S. dollar is the functional currency of VMware’s foreign subsidiaries. VMware records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange gains and losses in other income (expense), net on the consolidated statements of income. These gains and losses are net of those recognized on foreign currency forward contracts ("forward contracts") that VMware enters into to mitigate its exposure to foreign currency fluctuations. Net losses were $11 million, $8 million and $3 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash
VMware invests primarily in money market funds, highly liquid debt instruments of the U.S. government and its agencies, municipal obligations, and U.S. and foreign corporate debt securities. All highly liquid investments with maturities of 90 days or less from date of purchase are classified as cash equivalents and all highly liquid investments with maturities of greater than 90 days from date of purchase as short-term investments. Short-term investments are classified as available-for-sale securities. VMware may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions and strategic investments.
VMware carries its fixed income investments at fair value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains or losses are included on the consolidated statements of income. Gains and losses on the sale of fixed income securities issued by the same issuer and of the same type are determined using the first-in first-out (“FIFO”) method. When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included on the consolidated statements of income.
Cash balances that are restricted pursuant to the terms of various agreements are classified as restricted cash and included in other current assets and other assets, net in the accompanying consolidated balance sheets. As of December 31, 2015 and

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2014 the total amount of VMware’s restricted cash was $19 million and $95 million, respectively. As of December 31, 2014, $75 million of the restricted cash balance related to the acquisition of AirWatch LLC ("AirWatch"), which was released and paid to certain employees of AirWatch during 2015. Refer to Note B for further information.
As of December 31, 2015, VMware’s total cash, cash equivalents and short-term investments were $7,509 million, of which $5,810 million was held outside the U.S.
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
Property and Equipment, Net
Property and equipment, net is recorded at cost. Depreciation commences upon placing the asset in service and is recognized on a straight-line basis over the estimated useful life of the assets, as follows:

Buildings	Term of underlying land lease
Land improvements	15 years
Furniture and fixtures	7 years
Equipment	3 to 6 years
Software	3 years
Leasehold improvements	20 years, not to exceed the term of the underlying lease
Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized on the consolidated statements of income. Repair and maintenance costs that do not extend the economic life of the underlying assets are expensed as incurred.
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
No amortization expense was recorded during the years ended December 31, 2015 and 2014, as all previously capitalized software development costs had been fully amortized as of December 31, 2013. Amortization expense from capitalized amounts was $34 million for the year ended December 31, 2013. Amortization expense is included in cost of license revenues on the consolidated statements of income.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Purchased intangible assets with finite lives are generally amortized over their estimated useful lives using the straight-line method. VMware reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Derivative Instruments and Hedging Activities
Derivative instruments are measured at fair value and reported as current assets and current liabilities on the consolidated balance sheets, as applicable.
In order to manage VMware’s exposure to foreign currency fluctuations, VMware enters into forward contracts to hedge a portion of VMware’s net outstanding monetary asset and liability positions. These forward contracts are generally entered into on a monthly basis, with a typical contractual term of one month. These forward contracts are not designated as hedging instruments under applicable accounting guidance and therefore are adjusted to fair value through other income (expense), net on the consolidated statements of income.
Additionally, VMware enters into forward contracts which it designates as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain foreign currencies. These forward contracts are entered into annually, have maturities of twelve months or less, and are adjusted to fair value through accumulated other comprehensive income (loss), net of tax, on the consolidated balance sheets. When the underlying expense transaction occurs, the gains or losses on the forward contract are subsequently reclassified from accumulated other comprehensive income to the related operating expense line item on the consolidated statements of income.
The Company does not, and does not intend to, use derivative financial instruments for trading or speculative purposes. Refer to Note G for further information.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $22 million, $29 million and $27 million in the years ended December 31, 2015, 2014 and 2013, respectively.
Income Taxes
Income taxes as presented herein are calculated on a separate tax return basis, although VMware is included in the consolidated tax return of EMC. However, certain transactions that VMware and EMC are parties to are assessed using consolidated tax return rules. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. VMware early-adopted Accounting Standards Update No. 2015-17 (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes,

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

effective December 31, 2015 using retrospective application, which resulted in all deferred tax assets being presented as non-current deferred tax assets. Refer to “New Accounting Pronouncements” section below for further information.
VMware does not provide for a U.S. income tax liability on undistributed earnings of VMware’s non-U.S. subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are currently indefinitely reinvested in foreign operations or will be remitted substantially free of additional tax. If these overseas funds are needed for its operations in the U.S., VMware would be required to accrue and pay U.S. taxes on substantially all undistributed earnings to repatriate these funds. However, VMware’s intent is to indefinitely reinvest its non-U.S. earnings in its foreign operations and VMware’s current plans do not demonstrate a need to repatriate them to fund its U.S. operations. At this time, it is not practicable to estimate the amount of tax that may be payable if VMware were to repatriate these funds.
The difference between the income taxes payable or receivable that is calculated on a separate return basis and the amount actually paid to or received from EMC pursuant to VMware’s tax sharing agreement is presented as a component of additional paid-in capital. Refer to Note K for further information.
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
Concentrations of Risks
Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash on deposit with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash and cash equivalents and short-term investments primarily in money market funds and fixed income securities and limits the amount of investment with any single issuer and any single financial institution. VMware holds a diversified portfolio of money market funds and fixed income securities, which primarily consist of various highly liquid debt instruments of the U.S. government and its agencies, municipal obligations, and U.S. and foreign corporate debt securities. VMware’s fixed income investment portfolio is denominated in U.S. dollars and consists of securities with various maturities.
VMware manages counterparty risk through adequate diversification of the investment portfolio among various financial institutions and by entering into derivative contracts with financial institutions that are of high credit quality.
VMware provides credit to its customers, including distributors, original equipment manufacturers (“OEMs”), resellers, and end-user customers, in the normal course of business. To reduce credit risk, the Company performs periodic credit evaluations, which consider the customer’s payment history and financial stability. Additionally, VMware does not recognize revenues or unearned revenues to the extent a customer’s outstanding balance exceeds its credit limit.
As of December 31, 2015 and 2014, one distributor accounted for 18% and 19%, respectively, of VMware's accounts receivable balance, and another distributor accounted for 15% and 13%, respectively, of VMware's accounts receivable balance. A third distributor accounted for 11% of VMware's accounts receivable balance as of December 31, 2015.
One distributor accounted for 15% of revenues in each of the years ended December 31, 2015, 2014 and 2013, and another distributor accounted for 12%, 13% and 12% of revenues in the years ended December 31, 2015, 2014 and 2013, respectively. A third distributor accounted for 11% of revenues in each of the years ended December 31, 2015, 2014 and 2013.
Accounting for Stock-Based Compensation
The Black-Scholes option-pricing model is used to determine the fair value of VMware’s stock option awards and Employee Stock Purchase Plan (the “ESPP”) shares. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected term and risk-free interest rates. These assumptions reflect the Company’s best estimates, but these items involve uncertainties based on market and other conditions outside of the Company’s control. VMware restricted stock, including performance stock unit (“PSU”) awards, are valued based on the Company’s stock price on the date of grant. For those awards expected to vest which only contain a service vesting feature, compensation cost is recognized on a straight-line basis over the awards’ requisite service periods. Liability-classified awards are recorded at fair value at each reporting period and are included in accrued expenses and other on the consolidated balance sheets.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PSU awards will vest if certain employee-specific or VMware-designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into VMware’s Class A common stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the PSUs’ requisite service periods. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of income and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period.
New Accounting Pronouncements
During November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. This standard requires an entity to classify deferred tax assets and liabilities as non-current within a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This standard may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. VMware early-adopted ASU 2015-17 effective December 31, 2015 using retrospective application. Upon adoption of ASU 2015-17, current deferred tax assets of $248 million were reclassified as non-current deferred tax assets on the consolidated balance sheets as of December 31, 2014.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Upon adoption, entities will be required to recognize the amount of revenue that they expect to be entitled to for the transfer of promised goods or services to their customers. The updated standard is effective for the Company in the first quarter of 2018 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted, but not earlier than the first quarter of 2017. The Company has not selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
B. Business Combinations, Joint Venture, Definite-Lived Intangible Assets, Net and Goodwill
Business Combination
Fiscal Year 2015
During the year ended December 31, 2015, VMware completed two business combinations, which were not material to VMware's consolidated financial statements, either individually or in the aggregate. On October 15, 2015, VMware acquired all of the outstanding shares of Boxer, Inc. (“Boxer”) to enhance the enterprise mobile management and security solutions. On February 2, 2015, VMware acquired all of the outstanding shares of Immidio B.V. (“Immidio”) to expand VMware’s workspace environment management solutions within the End-User Computing product group. The aggregate purchase price for these two acquisitions was $39 million of cash, net of liabilities assumed. The preliminary purchase price primarily included approximately $13 million of identifiable intangible assets and approximately $29 million of goodwill that is expected to be non-deductible for tax purposes.
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
Merger consideration totaling $300 million, including $75 million that was held in escrow, is payable to certain employees of AirWatch subject to specified future employment conditions and is being recognized as expense over the requisite service period on a straight-line basis. Compensation expense of $145 million and $141 million was recognized during the years ended December 31, 2015 and 2014, respectively.
VMware assumed all of AirWatch’s unvested stock options and restricted stock outstanding at the completion of the acquisition with an estimated fair value of $134 million. Of the total fair value, $24 million was allocated to the purchase price and $110 million was allocated to future services and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Scholes option pricing model. Pursuant to the purchase agreement, AirWatch’s outstanding stock awards were converted into shares of VMware’s common stock at the conversion ratio of 0.4. The assumed unvested options converted into 1.4 million stock options to purchase VMware Class A common stock. The assumed unvested restricted stock converted into an immaterial number of shares of restricted VMware Class A common stock.
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
The majority of goodwill and identifiable intangible assets is deductible for U.S. income tax purposes.
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
The following pro forma financial information summarizes the combined net income for VMware and AirWatch, which was significant for purposes of the unaudited pro forma financial information disclosure, as though the companies were combined at the beginning of the Company’s fiscal year 2013. The amount of revenue from AirWatch was not considered material, and as such, has not been separately presented in the unaudited pro forma financial information disclosure below.
Supplemental information on an unaudited pro forma basis as if AirWatch had been acquired on January 1, 2013 is presented as follows (table in millions):

	For the Year Ended December 31,

	2014	2013
Pro forma adjusted net income	$849	$781
Pro forma adjustments primarily include compensation expense for certain key employees subject to specified future employment conditions, intangible amortization, stock-based compensation and related tax effects.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other 2014 Business Combinations
During the year ended December 31, 2014, VMware completed three business combinations in addition to AirWatch, which were not material to VMware’s consolidated financial statements, either individually or in the aggregate. On August 20, 2014, VMware acquired CloudVolumes, Inc. (“CloudVolumes”), a provider of real-time application delivery technology that enables enterprises to deliver native applications to virtualized environments on-demand. Additionally, in the fourth quarter of 2014, VMware completed two other immaterial business combinations. The aggregate purchase price for these three acquisitions was $91 million, net of cash acquired. The purchase price primarily included $19 million of identifiable intangible assets and approximately $73 million of goodwill. Of the goodwill acquired, $23 million is deductible for income tax purposes.
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
The results of operations of Desktone and Virsto described above have been included in VMware’s consolidated financial statements from their respective date of purchase. Pro forma results of operations have not been presented as the results of the acquired businesses were not material to VMware’s consolidated results of operations in the year ended December 31, 2013.
Joint Venture
During the year ended December 31, 2014, VMware established a joint venture intended to expand VMware vCloud Air services (formerly vCloud Hybrid Service) in Japan. At December 31, 2015, VMware had a controlling interest in the joint venture and approximately 51% of the ownership. Accordingly, VMware consolidated the financial results of the joint venture.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The share of the earnings in the joint venture attributable to the non-controlling interests was not material during the years ended December 31, 2015 and 2014.
Definite-Lived Intangible Assets, Net
The following table summarizes the changes in the carrying amount of definite-lived intangible assets for the years ended December 31, 2015 and 2014 (table in millions):

	December 31,
	2015	2014
Balance, beginning of the year	$748	$607
Additions to intangible assets related to business combinations	13	278
Amortization Expense	(145)	(141)
Other adjustments	—	4
Balance, end of the year	$616	$748
As of December 31, 2015 and 2014, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	December 31, 2015
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$648	$(298)	$350
Leasehold interest	34.9	149	(20)	129
Customer relationships and customer lists	8.4	148	(62)	86
Trademarks and tradenames	8.6	61	(16)	45
Other	2.9	20	(14)	6
Total definite-lived intangible assets		$1,026	$(410)	$616

	December 31, 2014
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$699	$(252)	$447
Leasehold interest	34.9	149	(15)	134
Customer relationships and customer lists	8.2	157	(53)	104
Trademarks and tradenames	8.6	61	(9)	52
Other	2.7	18	(7)	11
Total definite-lived intangible assets		$1,084	$(336)	$748

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2015, 2014 and 2013, amortization expense was $145 million, $141 million, and $107 million, respectively.
Based on intangible assets recorded as of December 31, 2015 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in millions):

2016	$129
2017	122
2018	109
2019	88
2020	38
Thereafter	130
Total	$616
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 (table in millions):

	December 31,
	2015	2014
Balance, beginning of the year	$3,964	$3,027
Increase in goodwill related to business combinations	29	941
Deferred tax adjustments to purchase price allocations on acquisitions	—	(4)
Balance, end of the year	$3,993	$3,964
C. Realignment Charges
During the year ended 2015, VMware eliminated approximately 380 positions across all major functional groups and geographies to streamline its operations. As a result of these actions, $23 million of severance-related realignment charges were recognized during the year ended December 31, 2015 on the consolidated statements of income. As of December 31, 2015, $3 million remained in accrued expenses and other on the consolidated balance sheets and is expected to be paid during 2016.
During the year ended 2014, VMware eliminated approximately 180 positions across all major functional groups and geographies to streamline its operations. As a result of these actions, $16 million of severance-related realignment charges were recognized during the year ended December 31, 2014 on the consolidated statements of income.
During the year ended 2013, VMware approved and initiated a business realignment plan to streamline its operations. The realignment plan included the elimination of approximately 710 positions and personnel across all major functional groups and geographies. During the year ended December 31, 2013, $68 million of realignment charges were recorded on the consolidated statements of income, which consisted of workforce reduction charges and asset impairments. As of December 31, 2013, the plan had been completed.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the activity for the accrued realignment charges for the years ended December 31, 2015, 2014 and 2013 (table in millions):

	For the Year Ended December 31, 2015
	Balance as of January 1, 2015	Realignment Charges	Utilization	Balance as of December 31, 2015	Non-Cash Portion of Utilization
Severance-related costs	$8	$23	$(28)	$3	$—

	For the Year Ended December 31, 2014
	Balance as of January 1, 2014	Realignment Charges	Utilization	Balance as of December 31, 2014	Non-Cash Portion of Utilization
Workforce reductions	$—	$18	$(10)	$8	$—
Asset impairments, exit of facilities and other exit costs	3	(2)	(1)	—	—
Total	$3	$16	$(11)	$8	$—

	For the Year Ended December 31, 2013
	Balance as of January 1, 2013	Realignment Charges	Utilization	Balance as of December 31, 2013	Non-Cash Portion of Utilization
Workforce reductions	$—	$54	$(54)	$—	$(6)
Asset impairments, exit of facilities and other exit costs	—	14	(11)	3	(9)
Total	$—	$68	$(65)	$3	$(15)
Other Related Activities
In connection with VMware’s 2013 business realignment plan, VMware recognized a cumulative pre-tax gain of $44 million during the year ended December 31, 2013 relating to the disposition of certain business activities that were no longer aligned with VMware’s core business priorities. The gain recognized in connection with these dispositions were recorded to other income (expense), net on the consolidated statements of income for the year ended December 31, 2013.
D. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, including performance stock units, and stock options, including purchase options under VMware's employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computations of basic and diluted net income per share during the year ended December 31, 2015, 2014 and 2013 (net income in millions, shares in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Net income	$997	$886	$1,014
Weighted-average shares, basic for Class A and Class B	424,003	430,355	429,093
Effect of dilutive securities	2,544	4,158	4,322
Weighted-average shares, diluted for Class A and Class B	426,547	434,513	433,415
Net income per weighted-average share, basic for Class A and Class B	$2.35	$2.06	$2.36
Net income per weighted-average share, diluted for Class A and Class B	$2.34	$2.04	$2.34
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the year ended December 31, 2015, 2014 and 2013, because their effect would have been anti-dilutive (shares in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Anti-dilutive securities:
Employee stock options	2,219	1,440	1,023
Restricted stock units	249	16	167
Total	2,468	1,456	1,190

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of December 31, 2015 and 2014 consisted of the following (tables in millions):

	December 31, 2015
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$725	$—	$—	$725
Cash equivalents:
Money-market funds	$1,763	$—	$—	$1,763
Time deposits	5	—	—	5
Total cash equivalents	$1,768	$—	$—	$1,768
Short-term investments:
Time deposits	$12	$—	$—	$12
U.S. Government and agency obligations	753	—	(3)	750
U.S. and foreign corporate debt securities	3,263	1	(12)	3,252
Foreign governments and multi-national agency obligations	35	—	—	35
Municipal obligations	705	1	—	706
Asset-backed securities	20	—	—	20
Mortgage-backed securities	243	—	(2)	241
Total short-term investments	$5,031	$2	$(17)	$5,016
Other assets:
Marketable available-for-sale equity securities	$15	$3	$—	$18

	December 31, 2014
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$885	$—	$—	$885
Cash equivalents:
Money-market funds	$1,130	$—	$—	$1,130
U.S. and foreign corporate debt securities	54	—	—	54
Foreign governments and multi-national agency obligations	2	—	—	2
Total cash equivalents	$1,186	$—	$—	$1,186
Short-term investments:
U.S. Government and agency obligations	$542	$—	$—	$542
U.S. and foreign corporate debt securities	3,236	3	(5)	3,234
Foreign governments and multi-national agency obligations	23	—	—	23
Municipal obligations	930	2	—	932
Asset-backed securities	53	—	—	53
Mortgage-backed securities	221	—	(1)	220
Total short-term investments	$5,005	$5	$(6)	$5,004
Refer to Note F for further information regarding the fair value of VMware’s cash equivalents and investments.
VMware evaluated its fixed income investments as of December 31, 2015 and 2014 to determine whether or not any security had experienced an other-than-temporary decline in fair value. As of December 31, 2015 and 2014, VMware did not

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consider any of its fixed income investments to be other-than-temporarily impaired. The realized gains and losses on investments during the year ended December 31, 2015, 2014 and 2013 were not material.
Unrealized losses on cash equivalents and available-for-sale investments as of December 31, 2015 and 2014, which have been in a net loss position for less than twelve months, were classified by asset class as follows (table in millions):

	December 31, 2015		December 31, 2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$657	$(3)	$275	$—
U.S. and foreign corporate debt securities	2,564	(11)	1,964	(5)
Mortgage-backed securities	171	(1)	107	(1)
Total	$3,392	$(15)	$2,346	$(6)
Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for twelve months or greater, were not material as of December 31, 2015 and 2014.
Contractual Maturities
The contractual maturities of short-term investments held at December 31, 2015 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,617	$1,616
Due after 1 year through 5 years	3,157	3,146
Due after 5 years through 10 years	83	82
Due after 10 years	174	172
Total short-term investments	$5,031	$5,016
F. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

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
VMware’s fixed income securities are primarily classified as Level 2, with the exception of some of the U.S. Government and agency obligations which are classified as Level 1. Additionally, VMware’s Level 2 classification includes forward contracts and notes payable to EMC. At December 31, 2015 and 2014, VMware’s Level 2 securities were generally priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. VMware’s procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
VMware did not have any material assets or liabilities that fell into Level 3 of the fair value hierarchy as of December 31, 2015 and 2014, and there have been no transfers between fair value measurement levels during the year ended December 31, 2015 and 2014.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables set forth the fair value hierarchy of VMware’s cash equivalents, available-for-sale securities, and forward contracts, that were required to be measured at fair value as of December 31, 2015 and 2014 (tables in millions):

	December 31, 2015
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,763	$—	$1,763
Time deposits	—	5	5
Total cash equivalents	$1,763	$5	$1,768
Short-term investments:
Time deposits	$—	$12	$12
U.S. Government and agency obligations	543	207	750
U.S. and foreign corporate debt securities	—	3,252	3,252
Foreign governments and multi-national agency obligations	—	35	35
Municipal obligations	—	706	706
Asset-backed securities	—	20	20
Mortgage-backed securities	—	241	241
Total short-term investments	$543	$4,473	$5,016
Other assets:
Marketable available-for-sale equity securities	$18	$—	$18
Accrued expenses and other:
Forward contracts	$—	$(1)	$(1)

	December 31, 2014
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,130	$—	$1,130
U.S. and foreign corporate debt securities	—	54	54
Foreign governments and multi-national agency obligations	—	2	2
Total cash equivalents	$1,130	$56	$1,186
Short-term investments:
U.S. Government and agency obligations	$353	$189	$542
U.S. and foreign corporate debt securities	—	3,234	3,234
Foreign governments and multi-national agency obligations	—	23	23
Municipal obligations	—	932	932
Asset-backed securities	—	53	53
Mortgage-backed securities	—	220	220
Total short-term investments	$353	$4,651	$5,004
Other current assets:
Forward contracts	$—	$1	$1
Accrued expenses and other:
Forward contracts	$—	$(1)	$(1)
VMware has elected not to record its notes payable to EMC at fair value, but has measured the notes at fair value for disclosure purposes. As of December 31, 2015, the fair value of the notes payable to EMC was approximately $1,474 million. As of December 31, 2014, the fair value of the notes payable to EMC approximated its carrying value due to the minimal change in the interest rate between December 31, 2014 and the date the notes were entered into. Fair value was estimated based on observable market interest rates (Level 2 inputs).

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware offers a deferred compensation plan for eligible employees that allows participants to defer payment for part or all of their compensation. The net impact to the consolidated statements of income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets and liabilities associated with this plan were both approximately $20 million and $8 million as of December 31, 2015 and 2014, respectively, and are included in other assets and other liabilities on the consolidated balance sheets.
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
During the years ended December 31, 2015 and 2013, VMware recognized charges of approximately $5 million and $13 million, respectively, as a result of determining that certain strategic investments were considered to be other-than-temporarily impaired. There was no impairment charge during the year ended December 31, 2014. All other realized gains and losses on investments during the years ended December 31, 2015, 2014 and 2013 were not material. Strategic investments are included in other assets, net on the consolidated balance sheets. The carrying value of VMware’s strategic investments accounted for under the cost method was $103 million and $110 million as of December 31, 2015 and 2014, respectively.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income (loss) on the consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the consolidated statements of income in the same period that the underlying expenses are incurred. During the years ended December 31, 2015, 2014 and 2013 the effective portion of gains or losses reclassified to the consolidated statements of income was not material. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the consolidated statements of income as incurred.
VMware enters into forward contracts annually, which have maturities of twelve months or less. As of December 31, 2015 and 2014, VMware had forward contracts designated as cash flow hedges with a total notional value of $213 million and $240 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the years ended December 31, 2015 and 2014, all cash flow hedges were considered effective.
Forward Contracts Not Designated as Hedges
VMware has established a program that utilizes forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net on the consolidated statements of income.
VMware enters into forward contracts on a monthly basis, which typically have a contractual term of one month. As of December 31, 2015 and 2014, VMware had outstanding forward contracts with a total notional value of $721 million and $697 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2015 and 2014, VMware recognized a gain of $36 million and $48 million, respectively, relating to the settlement of forward contracts. During the year ended December 31, 2013, VMware recognized a loss of $4 million. Gains and losses are recorded in other income (expense), net on the consolidated statements of income.
The combined gains and losses derived from the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net loss of $14 million, $9 million and $4 million, respectively, during the years ended December 31, 2015, 2014 and 2013. Net gains and losses are recorded in other income (expense), net on the consolidated statements of income.
H. Property and Equipment, Net
Property and equipment, net, as of December 31, 2015 and 2014 consisted of the following (table in millions):

	December 31,
	2015	2014
Equipment and software	$1,180	$974
Buildings and improvements	792	753
Furniture and fixtures	100	92
Construction in progress	30	25
Total property and equipment	2,102	1,844
Accumulated depreciation	(974)	(809)
Total property and equipment, net	$1,128	1,035
Depreciation expense was $190 million, $190 million and $141 million during the years ended December 31, 2015, 2014 and 2013, respectively.
I. Accrued Expenses and Other
Accrued expenses and other as of December 31, 2015 and 2014 consisted of the following (table in millions):

	December 31,
	2015	2014
Salaries, commissions, bonuses, and benefits	$388	$374
Accrued partner liabilities	146	148
Other	212	289
Total	$746	$811
Accrued partner liabilities relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators, as well as accrued royalties.
J. Unearned Revenues
Unearned revenues as of December 31, 2015 and 2014 consisted of the following (table in millions):

	December 31,	December 31,
	2015	2014
Unearned license revenues	$428	$488
Unearned software maintenance revenues	4,174	3,905
Unearned professional services revenues	474	440
Total unearned revenues	$5,076	$4,833
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

have been fulfilled. In the event the arrangement does not include professional services, unearned license revenues may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist.
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at December 31, 2015 was approximately two years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
Unearned license and software maintenance revenues will fluctuate based upon a variety of factors including sales volume, the timing of both product promotion offers and delivery of the future products offered, and the amount of arrangements sold with ratable revenue recognition. Additionally, the amount of unearned revenues derived from transactions denominated in a foreign currency is impacted by fluctuations in the foreign currencies in which VMware invoices.
K. Income Taxes
The domestic and international components of income before provisions for income taxes were as follows (table in millions):

	For the Year Ended December 31,
	2015	2014	2013
Domestic	$257	$174	$160
International	956	874	987
Total	$1,213	$1,048	$1,147
VMware’s provision for income taxes consisted of the following (table in millions):

	For the Year Ended December 31,
	2015	2014	2013
Federal:
Current	$142	$188	$1
Deferred	(33)	(116)	57
	109	72	58
State:
Current	9	15	2
Deferred	(1)	(12)	6
	8	3	8
Foreign:
Current	96	87	72
Deferred	3	—	(5)
	99	87	67
Total provision for income taxes	$216	$162	$133

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of VMware’s income tax rate to the statutory federal tax rate is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Statutory federal tax rate	35%	35%	35%
State taxes, net of federal benefit	1%	1%	1%
Tax rate differential for international jurisdictions	(20)%	(21)%	(22)%
U.S. tax credits(1)	(2)%	(3)%	(7)%
Permanent items and other	4%	4%	5%
Effective tax rate	18%	16%	12%

(1)
Amounts presented for 2013 include the federal research tax credit for 2012 as the credit was enacted retroactively through December 31, 2013, and passed by the United States Congress during January 2013.

Deferred tax assets and liabilities are recognized for future tax consequences resulting from differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consisted of the following (table in millions):

	December 31,
	2015	2014
Deferred tax assets:
Unearned revenues	$320	$296
Accruals and other	60	67
Stock-based compensation	73	90
Tax credit and net operating loss carryforwards	162	138
Other assets, net	19	9
Intangible and other non-current assets	65	—
Basis difference on investment in business	20	20
Gross deferred tax assets	719	620
Valuation allowance	(144)	(106)
Total deferred tax assets	575	514
Deferred tax liabilities:
Property, plant and equipment, net	(119)	(93)
Intangibles and other assets, net	—	(8)
Total deferred tax liabilities	(119)	(101)
Net deferred tax assets	$456	$413
VMware has U.S. federal net operating loss carryforwards of $118 million from acquisitions made since 2007. These operating loss carryforwards expire at different periods through 2033. Portions of these carryforwards are subject to annual limitations. VMware expects to be able to fully utilize these net operating losses against future income. VMware also has state net operating loss carryforwards of $144 million, resulting from acquisitions since 2008, expiring at different periods through 2035.
VMware has California research and development (“R&D”) credit carryforwards for income tax purposes of approximately $96 million that can be carried over indefinitely. VMware also has R&D credit carryforwards for Massachusetts and Georgia of approximately $6 million and $1 million, respectively, which expire at different periods through 2030. VMware has non-U.S. net operating losses of $15 million resulting from certain foreign operations and non-U.S. acquisitions in 2012. These net operating losses have various carryforward periods, including certain portions that can be carried over indefinitely.
VMware determined that the realization of deferred tax assets relating to portions of the state net operating loss carryforwards, state R&D tax credits, capital losses, and certain non-U.S. net operating losses did not meet the more-likely-than-not threshold, and accordingly, a valuation allowance of $121 million was recorded. If, in the future, new evidence

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

supports the realization of the deferred tax assets related to these items, the valuation allowance will be reversed and a tax benefit will be recorded accordingly.
VMware believes it is more-likely-than-not that the net deferred tax assets as of December 31, 2015 and 2014, will be realized in the foreseeable future as VMware believes that it will generate sufficient taxable income in future years. VMware's ability to generate sufficient taxable income in future years in the appropriate tax jurisdictions will determine the amount of net deferred tax asset balances to be realized in future periods. During the year ended December 31, 2015, the total change in the valuation allowance was $38 million. The increase in the valuation allowance was primarily due to the California R&D credits and capital losses generated in the current year. During the year ended December 31, 2014, the total change in the valuation allowance was $12 million. The increase was primarily due to the California R&D credits generated in 2014 offset by the capital losses utilized in 2014.
U.S. income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries of approximately $4,473 million and $3,594 million at December 31, 2015 and 2014, respectively, because such earnings are considered to be reinvested indefinitely outside of the U.S., or will be remitted substantially free of additional tax. VMware’s rate of taxation in non-U.S. jurisdictions is lower than the U.S. tax rate. VMware’s international income is primarily earned by VMware’s subsidiaries in Ireland, where the statutory tax rate is 12.5%. Recent developments in non-U.S. tax jurisdictions and unfavorable changes in non-U.S. tax laws and regulations could have an adverse effect on VMware’s annual effective tax rate. All income earned abroad, except for previously taxed income for U.S. tax purposes, is considered indefinitely reinvested in VMware’s foreign operations and no provision for U.S. taxes has been provided with respect to such income. At this time, it is not practicable to estimate the amount of tax that may be payable if VMware were to repatriate these earnings.
Although VMware files a consolidated federal tax return with EMC, the income tax provision is calculated primarily as though VMware were a separate taxpayer. However, certain transactions that VMware and EMC are parties to are assessed using consolidated tax return rules.
Pursuant to the tax sharing agreement, VMware has made payments to EMC and EMC has made payments to VMware. The following table summarizes these payments made between VMware and EMC during the years ended December 31, 2015, 2014 and 2013 (table in millions):

	For the Year Ended December 31,
	2015	2014	2013
Payments from VMware to EMC	$144	$150	$8
Payments from EMC to VMware	—	—	32
Payments between VMware and EMC under the tax sharing agreement relate to VMware’s portion of federal income taxes on EMC’s consolidated tax return as well as the state payments for combined states. Payments from EMC to VMware relate to periods where VMware had federal tax credits in excess of federal tax liabilities. The amounts that VMware either pays to or receives from EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. In the year ended December 31, 2015, 2014 and 2013, the difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was recorded as an increase in stockholders’ equity of $13 million, and a decrease of $12 million and $3 million, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties associated with unrecognized tax benefits, is as follows (table in millions):

	For the Year Ended December 31,
	2015	2014	2013
Balance, beginning of the year	$190	$167	$158
Tax positions related to current year:
Additions	41	32	32
Tax positions related to prior years:
Additions	54	1	—
Reductions	(14)	(3)	(12)
Settlements	(12)	(1)	(2)
Reductions resulting from a lapse of the statute of limitations	(11)	(2)	(8)
Foreign currency effects	(3)	(4)	(1)
Balance, end of the year	$245	$190	$167
Of the net unrecognized tax benefits, including interest and penalties, of $257 million as of December 31, 2015, approximately $232 million would, if recognized, benefit VMware's annual effective income tax rate. The $257 million of net unrecognized tax benefits were classified as a non-current liability within other liabilities on the consolidated balance sheets. VMware recognizes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $34 million and $22 million of interest and penalties associated with unrecognized tax benefits as of December 31, 2015 and 2014, respectively. Income tax expense for the years ended December 31, 2015, 2014 and 2013 included interest and penalties of $13 million, $8 million and $5 million, respectively, associated with uncertain tax positions.
During the fourth quarter of 2015, we recognized additional unrecognized tax benefits relating to certain acquisitions that took place in preceding periods. These additional unrecognized tax benefits were based upon communication received from the Internal Revenue Services (the “IRS”). The amount recognized, excluding interest, was $47 million, of which $25 million was recorded to the income tax provision on the consolidated statements of income. The remaining amount will be amortized to the income tax provision over the periods matching the useful lives of the underlying intangible assets.
The EMC consolidated group is routinely under audit by the IRS. All U.S. federal income tax matters have been concluded for years through 2008. The IRS is currently auditing the EMC consolidated group's federal tax returns for tax years 2009 through 2011.
VMware also has income tax audits in progress in numerous state and non-U.S. tax jurisdictions. In its international jurisdictions that comprise a significant portion of its operations, the years that may be examined vary, with the earliest year being 2008. In its most significant international jurisdiction, Ireland, the open tax years begin as of 2010. Based on the timing and outcome of examinations of VMware’s subsidiaries, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that within the next 12 months total unrecognized tax benefits could be potentially reduced by approximately $18 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
L. Commitments and Contingencies
Litigation
During the second quarter of 2015, VMware reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that VMware's government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction of VMware's total revenues during the year ended December 31, 2015.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
VMware believes that it has valid defenses against each of the above legal matters. However, given the unpredictable nature of legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a material adverse effect on VMware’s consolidated financial statements.
On November 17, 2015, Francis M. Ford, a VMware Class A stockholder, filed an action in the Delaware Chancery Court against certain current and former VMware directors, among others, alleging that the directors breached their fiduciary duties in connection with the proposed acquisition by Dell of EMC, and the proposed issuance of tracking stock that is intended to track the performance of VMware. The plaintiff does not assert claims directly against VMware, but purports to bring class claims on behalf of other VMware Class A stockholders and derivative claims on behalf of VMware. While VMware does not believe that the case represents a material adverse exposure, no assurances can be given that the litigation will not have any adverse consequences for the company or the directors named in the suit.
VMware accrues for a liability when a determination has been made that a loss is both probable and the amount of the loss can be reasonably estimated. If only a range can be estimated and no amount within the range is a better estimate than any other amount, an accrual is recorded for the minimum amount in the range. Significant judgment is required in both the determination that the occurrence of a loss is probable and is reasonably estimable. In making such judgments, VMware considers the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs are generally recognized as expense when incurred.
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities on various matters. As of December 31, 2015 and 2014, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered immaterial. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.
Operating Lease and Other Contractual Commitments
VMware leases office facilities and equipment under various operating arrangements. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $105 million, $85 million and $67 million, respectively. VMware’s minimum future lease commitments and other contractual commitments at December 31, 2015 were as follows (table in millions):

	Future Lease Commitments	Purchase Obligations	Other Contractual Commitments (1)	Total
2016	$90	$32	$7	$129
2017	72	19	3	94
2018	56	16	3	75
2019	45	3	3	51
2020	34	—	3	37
Thereafter	572	—	13	585
Total	$869	$70	$32	$971
(1) Consisting of various contractual agreements, which include commitments on the lease for VMware’s Washington data center facility and asset retirement obligations.
The amount of the future lease commitments after 2020 is primarily for the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in 2046. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition to the amounts above, $1,500 million of notes payable to EMC was outstanding as of December 31, 2015. Refer to Note N for further information regarding notes payable to EMC.
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
In connection with certain acquisitions, VMware has agreed to indemnify the former directors and officers of the acquired company in accordance with the acquired company’s by-laws and charter in effect immediately prior to the acquisition or in accordance with indemnification or similar agreements entered into by the acquired company and such persons. VMware typically purchases a “tail” directors and officers insurance policy, which should enable VMware to recover a portion of any future indemnification obligations related to the former officers and directors of an acquired company.
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
M. Stockholders’ Equity
VMware Class B Common Stock Conversion Rights
Each share of Class B common stock is convertible while held by EMC or its successor-in-interest at the option of EMC or its successor-in-interest into one share of Class A common stock. If VMware’s Class B common stock is distributed to security holders of EMC in a transaction (including any distribution in exchange for shares of EMC’s or its successor-in-interest’s common stock or other securities) intended to qualify as a distribution under Section 355 of the Internal Revenue Code, or any corresponding provision of any successor statute, shares of VMware’s Class B common stock will no longer be convertible into shares of Class A common stock. Prior to any such distribution, all shares of Class B common stock will automatically be converted into shares of Class A common stock upon the transfer of such shares of Class B common stock by EMC other than to any of EMC’s successors or any of its subsidiaries (excluding VMware). If such a distribution has not occurred, each share of Class B common stock will also automatically convert at such time as the number of shares of common stock owned by EMC or its successor-in-interest falls below 20% of the outstanding shares of VMware’s common stock. Following any such distribution, VMware may submit to its stockholders a proposal to convert all outstanding shares of Class B common stock into shares of Class A common stock, provided that VMware has received a favorable private letter ruling from the Internal Revenue Service satisfactory to EMC to the effect that the conversion will not affect the intended tax treatment of the distribution. If a meeting of VMware stockholders is called for this purpose, the holders of VMware Class A common stock and VMware Class B common stock will be entitled to one vote per share and, subject to applicable law, will vote together as a single class, and neither class of common stock will be entitled to a separate class vote. All conversions will be effected on a

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

share-for-share basis. As of December 31, 2015 and 2014, 300.0 million shares of Class A common stock were reserved for conversion.
VMware Equity Plan
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). As of December 31, 2015, the number of authorized shares under the 2007 Plan was 121.6 million. The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 4.2 million shares, which accordingly have been added to authorized shares under the 2007 Plan reserve.
Awards under the 2007 Plan may be in the form of stock-based awards, such as restricted stock units, or stock options. Generally, restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and semi-annually thereafter. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. At December 31, 2015, there were an aggregate of 18.4 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.
VMware Stock Repurchases
On January 27, 2015, VMware’s board of directors authorized the repurchase of up to one billion dollars of VMware’s Class A common stock through the end of 2017. Stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate, legal and regulatory requirements and other market and economic conditions. VMware is not obligated to purchase any shares under its stock repurchase programs. Purchases can be discontinued at any time VMware believes additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.
The following table summarizes stock repurchase authorizations, which were open or completed during the years ended December 31, 2015, 2014 and 2013 (amount in table in millions):

Authorization Date	Amount Authorized	Expiration Date	Status
January 27, 2015	$1,000	December 31, 2017	Open
August 6, 2014	1,000	December 31, 2016	Completed in Q3'15
August 7, 2013	700	December 31, 2015	Completed in Q4'14
November 28, 2012	250	December 31, 2014	Completed in Q4'13
February 29, 2012	600	December 31, 2013	Completed in Q2'13
As of December 31, 2015, the authorized amount remaining for repurchase was $835 million.
The following table summarizes stock repurchase activity during the years ended December 31, 2015, 2014 and 2013(aggregate purchase price in millions, shares in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Aggregate purchase price	$1,125	$700	$508
Class A common shares repurchased	13,495	7,642	6,636
Weighted-average price per share	$83.36	$91.61	$76.58
The aggregate purchase price of repurchased shares includes commissions and is classified as a reduction to additional paid-in capital.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware Employee Stock Purchase Plan
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. As of December 31, 2015, the number of authorized shares under the ESPP was a total of 14.3 million shares. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on February 1 and August 1 and exercisable on the succeeding July 31 and January 31, respectively, of each year. As of December 31, 2015, 4.7 million shares of VMware Class A common stock were available for issuance under the ESPP.
The following table summarizes ESPP activity during the years ended December 31, 2015, 2014 and 2013 (cash proceeds in millions, shares in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Cash proceeds	$98	$80	$76
Class A common shares purchased	1,495	1,099	1,154
Weighted-average price per share	$65.54	$73.21	$65.97
As of December 31, 2015, $48 million of ESPP withholdings were recorded as a liability in accrued expenses and other on the consolidated balance sheets for the purchase that occurred during January 2016.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes stock option activity since January 1, 2013 (shares in thousands):

	VMware Stock Options		EMC Stock Options
	Number of Shares	Weighted- Average Exercise Price (per share)	Number of Shares	Weighted- Average Exercise Price (per share)
Outstanding, December 31, 2012	10,133	$34.36	2,643	$15.12
Options relating to employees transferred (to) from EMC	—	—	(97)	11.87
Granted	1,434	71.53	—	—
Forfeited	(416)	36.25	(46)	16.09
Expired	(387)	105.81	(29)	12.99
Exercised	(5,009)	28.12	(775)	15.39
Outstanding, December 31, 2013	5,755	44.12	1,696	15.53
Options relating to employees transferred (to) from EMC	—	—	149	15.87
Granted	2,695	50.91	—	—
Forfeited	(220)	47.89	(2)	19.10
Expired	—	—	(9)	14.14
Exercised	(2,361)	35.58	(563)	14.37
Outstanding, December 31, 2014	5,869	50.54	1,271	16.08
Options relating to employees transferred (to) from EMC	—	—	8	20.23
Granted	21	54.23	—	—
Forfeited	(322)	70.42	(1)	19.37
Expired	—	—	(14)	14.21
Exercised	(2,404)	29.44	(201)	13.96
Outstanding, December 31, 2015	3,164	64.56	1,063	16.54
The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.
Options outstanding that are exercisable and that have vested and are expected to vest as of December 31, 2015 were as follows:

	VMware Stock Options				EMC Stock Options
	Outstanding Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1) (in millions)	Outstanding Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(2) (in millions)
Exercisable, December 31, 2015	1,627	$59.31	4.49	$26	1,050	$16.44	3.19	$10
Vested and expected to vest, December 31, 2015	3,078	63.89	4.88	43	1,061	16.53	3.20	10
(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware's closing stock price of $56.57 as of December 31, 2015, which would have been received by the option holders had all in-the-money options been exercised as of that date.
(2) These aggregate intrinsic values represent the total pre-tax intrinsic values based on EMC’s adjusted closing stock price of $25.68 as of December 31, 2015, which would have been received by the option holders had all in-the-money options been exercised as of that date.
The total fair value of VMware stock options that vested during the years ended December 31, 2015, 2014 and 2013 was $60 million, $64 million and $60 million, respectively.
The options exercised during the years ended December 31, 2015, 2014 and 2013 had a pre-tax intrinsic value of $136 million, $147 million and $256 million, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash proceeds from the exercise of EMC stock options paid to EMC were $3 million, $8 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively. The pre-tax intrinsic value of EMC stock options held by VMware employees that were exercised during the years ended December 31, 2015, 2014 and 2013 were $3 million, $7 million and $8 million, respectively.
VMware Restricted Stock
VMware's restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on VMware's stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware's restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain of VMware’s executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. As of December 31, 2015, the number of PSUs outstanding includes certain PSUs for which performance conditions have concluded but that remain subject to certain service conditions.
The following table summarizes restricted stock activity since January 1, 2013 (units in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2013	12,170	$91.93
Granted	7,391	76.20
Vested	(4,399)	83.21
Forfeited	(2,306)	90.55
Outstanding, December 31, 2013	12,856	85.85
Granted	6,189	92.82
Vested	(5,166)	86.27
Forfeited	(1,294)	88.03
Outstanding, December 31, 2014	12,585	88.88
Granted	12,787	72.42
Vested	(4,855)	90.72
Forfeited	(1,824)	87.39
Outstanding, December 31, 2015	18,693	77.29
As of December 31, 2015, the 18.7 million units outstanding included 18.2 million of RSUs and 0.5 million of PSUs. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations.
As of December 31, 2015, restricted stock that is expected to vest was as follows:

	Number of Units (in thousands)	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Expected to vest, December 31, 2015	16,206	2.47	$917
(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware's closing stock price of $56.57 as of December 31, 2015, which would have been received by the RSU holders had the RSUs been issued as of December 31, 2015.
The total fair value of VMware restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $379 million, $480 million and $340 million, respectively. As of December 31, 2015, restricted stock representing 18.7 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,057 million based on VMware’s closing price as of December 31, 2015.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware Shares Repurchased for Tax Withholdings
During the years ended December 31, 2015, 2014 and 2013, VMware repurchased and retired or withheld 2.6 million, 1.8 million and 1.9 million shares, respectively, of Class A common stock, for $173 million, $162 million and $126 million, respectively, to cover tax withholding obligations. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.
Stock-Based Compensation
The following table summarizes the components of total stock-based compensation included in VMware’s consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 (table in millions):

	For the Year Ended December 31,
	2015	2014	2013
Cost of license revenues	$2	$2	$2
Cost of services revenues	44	42	29
Research and development	226	244	227
Sales and marketing	168	172	144
General and administrative	64	69	56
Realignment	—	—	6
Stock-based compensation	504	529	464
Income tax benefit	(144)	(157)	(136)
Total stock-based compensation, net of tax	$360	$372	$328
From time to time, VMware issues equity awards that have a guaranteed amount of value and are classified as liability awards on VMware’s consolidated balance sheets. Upon vesting, these grants will be settled in shares based upon the stock price or a trailing average stock price on a date determined by the terms of each individual award. As of December 31, 2015 and 2014, there were no outstanding liability-classified awards. As such, no liability-classified awards were reclassified to additional paid-in capital during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, $21 million and $25 million, respectively, of liability-classified awards were reclassified to additional paid-in capital upon vesting.
As of December 31, 2015, the total unrecognized compensation cost for stock options and restricted stock was $1,117 million and will be recognized through 2019 with a weighted-average remaining period of 1.4 years. Stock-based compensation related to both VMware and EMC equity awards held by VMware employees is recognized on VMware’s consolidated statements of income over the awards’ requisite service periods.
Fair Value of VMware Options
The fair value of each option to acquire VMware Class A common stock granted during the years ended December 31, 2015, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
VMware Stock Options	2015	2014	2013
Dividend yield	None	None	None
Expected volatility	32.0%	36.2%	38.5%
Risk-free interest rate	1.1%	0.9%	0.9%
Expected term (in years)	3.3	3.2	3.6
Weighted-average fair value at grant date	$27.16	$48.47	$29.47

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Year Ended December 31,
VMware Employee Stock Purchase Plan	2015	2014	2013
Dividend yield	None	None	None
Expected volatility	30.1%	32.3%	32.9%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value at grant date	$20.59	$20.71	$20.45
The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.
For equity awards granted during the years ended December 31, 2015, 2014 and 2013, volatility was based on an analysis of historical stock prices and implied volatilities of VMware’s Class A common stock. The expected term is based on historical exercise patterns and post-vesting termination behavior, the term of the purchase period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the years ended December 31, 2015 and 2014 were as follows (tables in millions):

	Unrealized Gain on Available-for-Sale Securities	Unrealized Loss on Forward Contracts	Total
Balance, January 1, 2014	$4	$—	$4
Unrealized gain (loss), net of taxes of $0	(1)	(1)	(2)
Amounts reclassified from accumulated other comprehensive income to the consolidated statement of income, net of taxes of $(2), $0 and $(2)	(3)	—	(3)
Other comprehensive income (loss), net	(4)	(1)	(5)
Balance, December 31, 2014	—	(1)	(1)
Unrealized gain (loss), net of taxes of $(4), $0 and $(4)	(7)	—	(7)
Other comprehensive income (loss), net	(7)	—	(7)
Balance, December 31, 2015	$(7)	$(1)	$(8)
Unrealized gains on VMware’s available-for-sale securities are reclassified to investment income on the consolidated statements of income in the period that such gains are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense functional line items on the consolidated statements of income during the years ended December 31, 2015 and 2014 were not material to the individual functional line items.
N. Related Parties
The information provided below includes a summary of the transactions entered into with EMC and EMC’s consolidated subsidiaries (collectively “EMC”). EMC acquired the controlling interest in VCE Company LLC (“VCE”) during the fourth quarter of 2014. Transactions with VCE from the date EMC acquired VCE have been included in the tables below.

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

•	VMware provides various services to Pivotal. Support costs incurred by VMware are reimbursed to VMware and are recorded as a reduction to the costs incurred by VMware.
Information about VMware’s revenues and receipts from such arrangements with EMC during the years ended December 31, 2015, 2014 and 2013 and unearned revenues as of December 31, 2015 and 2014 consisted of the following (table in millions):

	Revenues and Receipts from EMC			Unearned Revenues from EMC
	For the Year Ended December 31,			As of December 31,
	2015	2014	2013	2015	2014
Reseller revenues	$301	$205	$141	$292	$290
Internal-use revenues	17	21	32	11	18
Professional services revenues	100	85	72	3	9
Collaborative technology project receipts	—	—	7	n/a	n/a
Agency fee revenues	6	5	5	—	—
Reimbursement for services to Pivotal	4	2	12	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with EMC subsidiaries for support services and EMC personnel who are managed by VMware. The costs incurred by EMC on VMware’s behalf related to these employees are charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs are included as expenses on VMware’s consolidated statements of income and primarily include salaries, benefits, travel and rent expenses. EMC also incurs certain administrative costs on VMware’s behalf in the U.S. that are recorded as expenses on VMware’s consolidated statements of income.

•	From time to time, VMware invoices end users on behalf of EMC for certain services rendered by EMC. Cash related to these services is collected from the end user by VMware and remitted to EMC.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information about VMware’s costs from such arrangements with EMC for the years ended December 31, 2015, 2014 and 2013 consisted of the following (table in millions):

	For the Year Ended December 31,
	2015	2014	2013
Purchases and leases of products and purchases of services	$63	$71	$63
Collaborative technology project costs	5	12	13
EMC subsidiary support and administrative costs	100	137	128
VMware also purchases EMC products through EMC's channel partners. Purchases of EMC products through EMC's channel partners were $36 million, $25 million and $6 million during the years ended December 31, 2015, 2014 and 2013, respectively.
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
Certain Stock-Based Compensation
Effective September 1, 2012, Pat Gelsinger was appointed Chief Executive Officer of VMware. Prior to joining VMware, Mr. Gelsinger was the President and Chief Operating Officer of EMC Information Infrastructure Products. Mr. Gelsinger retains certain of his EMC equity awards that were held as of September 1, 2012 and he continues to vest in such awards. Stock-based compensation related to Mr. Gelsinger’s EMC awards are being recognized on VMware’s consolidated statements of income over the awards’ remaining requisite service periods.
Due To/From Related Parties, Net
As a result of the related party transactions with EMC described above, amounts due to and from related parties, net as of December 31, 2015 and 2014 consisted of the following (table in millions):

	As of December 31,
	2015	2014
Due to related parties	$(68)	$(76)
Due from related parties	142	125
Due (to) from related parties, net	$74	$49

Income tax due (to) from related parties	$(18)	$(40)
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
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the years ended December 31, 2015, 2014 and 2013, $26 million, $24 million and $4 million, respectively, of interest expense was recognized.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Revenues by geographic area for the years ended December 31, 2015, 2014 and 2013 were as follows (table in millions):

	For the Year Ended December 31,
	2015	2014	2013
United States	$3,311	$2,912	$2,485
International	3,260	3,123	2,722
Total	$6,571	$6,035	$5,207
Revenues by geographic area are based on the ship-to addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenues for the years ended December 31, 2015 and 2014. It was not practicable for VMware to determine revenues by country other than the United States for the year ended December 31, 2013.
One customer accounted for 15% of revenues during each of the years ended December 31, 2015, 2014 and 2013, respectively, and another customer accounted for 12%, 13% and 12% of revenues during the years ended December 31, 2015, 2014 and 2013, respectively. A third customer accounted for 11% of revenues during the years ended December 31, 2015, 2014 and 2013, respectively.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of December 31, 2015 and 2014 were as follows (table in millions):

	As of December 31,
	2015	2014
United States	$831	$801
International	148	117
Total	$979	$918
No individual country other than the United States accounted for 10% or more of these assets as of December 31, 2015 and 2014, respectively.
VMware’s product and service solutions are organized into three main product groups:

•	SDDC or Software-Defined Data Center

•	Hybrid Cloud Computing

•	End-User Computing
VMware develops and markets product and service offerings within each of these three product groups. Additionally, synergies are leveraged across these three product areas. VMware’s products and service solutions from each of its product groups may also be bundled as part of an enterprise agreement arrangement or packaged together and sold as a suite. Accordingly, it is not practicable to determine revenue by each of the three product groups described above.
P. Selected Quarterly Financial Data (unaudited)
Quarterly financial data for 2015 and 2014 were as follows (tables in millions, except per share amounts):

2015	Q1 2015	Q2 2015	Q3 2015	Q4 2015
Revenues	$1,511	$1,521	$1,672	$1,868
Net income	196	172	256	373
Net income per share, basic	$0.46	$0.41	$0.61	$0.89
Net income per share, diluted	$0.45	$0.40	$0.60	$0.88

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2014	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Revenues	$1,360	$1,457	$1,515	$1,703
Net income	199	167	194	326
Net income per share, basic	$0.46	$0.39	$0.45	$0.76
Net income per share, diluted	$0.46	$0.38	$0.45	$0.75
Q. Subsequent Events
On January 22, 2016, VMware approved, subject to compliance with all applicable local legal obligations, a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. The total charge resulting from this plan is estimated to be between $55 million and $65 million, consisting principally of employee-related charges to be paid in cash for the elimination of approximately 800 positions and personnel. Any such proposals in countries outside the United States will be subject to local law and consultation requirements.
Actions associated with the plan are expected to be completed by June 30, 2016. Finalization of the plan will be subject to local information and consultation processes with employees or their representatives if required by law.

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2015. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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
The following documents are filed as a part of this Annual Report on Form 10-K:
1.Financial Statements: The information relating to our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is filed as part of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”
2.Financial Statement Schedule: Schedule II Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.
3.Exhibits: The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
4.1	Form of specimen common stock certificate		S-1/A-4	7/27/2007
10.1	Form of Master Transaction Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.2	Form of Administrative Services Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.3	Form of Tax Sharing Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC Corporation		S-1/A-1	6/11/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.5	Amended and Restated Real Estate License Agreement between VMware, Inc. and EMC Corporation dated September 21, 2015		10-Q	11/9/2015
10.6+	2007 Equity and Incentive Plan, as amended and restated May 27, 2015		10-Q	8/5/2015
10.7+	Form of Indemnification Agreement for VMware, Inc. Directors and Executive Officers, as approved March 4, 2014		10-Q	5/1/2014
10.8	Form of Insurance Matters Agreement between VMware, Inc. and EMC Corporation		S-1/A-2	7/9/2007
10.9+	Form of Stock Option Agreement, as amended May 13, 2015		10-Q	8/5/2015
10.10+	Form of Restricted Stock Unit Agreement, as amended March 16, 2015		10-Q	5/4/2015
10.11	2007 Employee Stock Purchase Plan, as amended and restated November 14, 2013		10-K	2/25/2014
10.12	First Amendment to Tax Sharing Agreement between VMware, Inc. and EMC Corporation effective as of January 1, 2011		10-Q	5/4/2011
10.13+	Executive Bonus Program, as amended and restated February 12, 2014		10-Q	5/1/2014
10.14	Agreement of Purchase and Sale Agreement between Roche Palo Alto LLC and VMware, Inc. dated March 16, 2011		10-Q	8/3/2011
10.15	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)		10-Q	8/3/2011
10.16	Ground Lease between 3401 Hillview LLC. and the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006		10-Q	8/3/2011
10.17+	Form of Performance Stock Unit Agreement, as amended March 16, 2015		10-Q	5/4/2015
10.18+	Non-Qualified Deferred Compensation Plan, effective as of January 1, 2014		10-K	2/25/2014
10.19+	Non-Qualified Deferred Compensation Plan Adoption Agreement, effective as of January 1, 2014		10-K	2/25/2014
10.20+	Letter Agreement between VMware, Inc. and Sanjay Poonen dated July 18, 2013		10-K	2/25/2014
10.21	Third Amendment to Ground Lease by and between the Board of Trustees of the Leland Stanford Junior University and 3401 Hillview LLC dated as of January 1, 2014		10-Q	5/1/2014
10.22	Note Exchange Agreement by and between VMware, Inc. and EMC Corporation, dated as of January 21, 2014		10-Q	5/1/2014
10.23	Promissory Note for $680 million due and payable on May 1, 2018, issued to EMC Corporation dated January 31, 2014		10-Q	5/1/2014
10.24	Promissory Note for $550 million due and payable on May 1, 2020, issued to EMC Corporation dated January 31, 2014		10-Q	5/1/2014
10.25	Promissory Note for $270 million due and payable on December 1, 2022, issued to EMC Corporation dated January 31, 2014		10-Q	5/1/2014
10.26+	Change in Control Retention Plan, adopted February 25, 2015		10-K	2/26/2015
21.1	List of subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
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

VMWARE, INC.

Dated:	February 25, 2016	By:	/s/ Patrick P. Gelsinger
Patrick P. Gelsinger Chief Executive Officer

Dated:	February 25, 2016	By:	/s/ Kevan Krysler
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

Date	Signature	Title

February 25, 2016	/s/ Patrick P. Gelsinger	Chief Executive Officer and Director (Principal Executive Officer)
Patrick P. Gelsinger

February 25, 2016	/s/ Jonathan C. Chadwick	Chief Financial Officer, Chief Operating Officer and Executive Vice President (Principal Financial Officer)
Jonathan C. Chadwick

February 25, 2016	/s/ Joseph M. Tucci	Chairman
Joseph M. Tucci

February 25, 2016	/s/ Anthony J. Bates	Director
Anthony J. Bates

February 25, 2016	/s/ Michael W. Brown	Director
Michael W. Brown

February 25, 2016	/s/ Donald J. Carty	Director
Donald J. Carty

February 25, 2016	/s/ John R. Egan	Director
John R. Egan

February 25, 2016	/s/ Paul A. Maritz	Director
Paul A. Maritz

February 25, 2016	/s/ Paul Sagan	Director
Paul Sagan

VMWARE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowance for Bad Debts	Balance at Beginning of Period	Allowance for Bad Debts Charged to General and Administrative Expenses	Bad Debts Write-Offs	Balance at End of Period
Year ended December 31, 2015 allowance for doubtful accounts	$2	$—	$—	$2
Year ended December 31, 2014 allowance for doubtful accounts	2	—	—	2
Year ended December 31, 2013 allowance for doubtful accounts	4	(2)	—	2

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended December 31, 2015 income tax valuation allowance	$106	$47	$(9)	$144
Year ended December 31, 2014 income tax valuation allowance	94	21	(9)	106
Year ended December 31, 2013 income tax valuation allowance	64	32	(2)	94