Form 10-Q
period 2016-03-31
VMWARE, INC.
filed 2016-05-05
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 424,272,592 of which 124,272,592 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, vSphere, NSX, vCloud, vCloud Air, Workspace ONE, AirWatch, Horizon, VMware Virtual SAN, vSAN, vRealize Suite and Horizon Suite are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
License	$572	$576
Services	1,017	935
Total revenues	1,589	1,511
Operating expenses (1):
Cost of license revenues	40	50
Cost of services revenues	211	193
Research and development	356	305
Sales and marketing	565	536
General and administrative	172	187
Realignment charges	53	22
Operating income	192	218
Investment income	16	12
Interest expense with EMC	(7)	(6)
Other income (expense), net	(1)	(2)
Income before income taxes	200	222
Income tax provision	39	26
Net income	$161	$196
Net income per weighted-average share, basic for Class A and Class B	$0.38	$0.46
Net income per weighted-average share, diluted for Class A and Class B	$0.38	$0.45
Weighted-average shares, basic for Class A and Class B	423,230	427,962
Weighted-average shares, diluted for Class A and Class B	424,180	430,496
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$1	$1
Cost of services revenues	12	11
Research and development	70	54
Sales and marketing	49	39
General and administrative	18	14
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$161	$196
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $11 and $4	18	6
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of taxes of $0 for all periods	2	(5)
Total other comprehensive income (loss)	20	1
Total comprehensive income (loss), net of taxes	$181	$197
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,785	$2,493
Short-term investments	5,461	5,016
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,089	1,633
Due from related parties, net	12	74
Other current assets	147	144
Total current assets	9,494	9,360
Property and equipment, net	1,108	1,128
Other assets	195	193
Deferred tax assets	464	456
Intangible assets, net	582	616
Goodwill	3,993	3,993
Total assets	$15,836	$15,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106	$138
Accrued expenses and other	622	746
Unearned revenues	3,181	3,245
Total current liabilities	3,909	4,129
Notes payable to EMC	1,500	1,500
Unearned revenues	1,795	1,831
Other liabilities	361	363
Total liabilities	7,565	7,823
Contingencies (refer to Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 124,086 and 121,947 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	2,897	2,728
Accumulated other comprehensive income (loss)	12	(8)
Retained earnings	5,356	5,195
Total VMware, Inc.’s stockholders’ equity	8,269	7,919
Non-controlling interests	2	4
Total stockholders’ equity	8,271	7,923
Total liabilities and stockholders’ equity	$15,836	$15,746
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income	$161	$196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	76
Stock-based compensation	150	119
Excess tax benefits from stock-based compensation	—	(2)
Deferred income taxes, net	(18)	(15)
Impairment of strategic investments	5	—
Other	1	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	544	531
Other assets	(5)	—
Due to/from related parties, net	63	52
Accounts payable	(28)	(49)
Accrued expenses	(118)	(102)
Income taxes payable	(23)	(32)
Unearned revenues	(100)	(91)
Net cash provided by operating activities	720	683
Investing activities:
Additions to property and equipment	(41)	(106)
Purchases of available-for-sale securities	(1,124)	(1,027)
Sales of available-for-sale securities	420	501
Maturities of available-for-sale securities	286	255
Proceeds from disposal of assets	3	—
Purchases of strategic investments	(2)	—
Business acquisitions, net of cash acquired	—	(21)
Decrease in restricted cash	2	1
Net cash used in investing activities	(456)	(397)
Financing activities:
Proceeds from issuance of common stock	52	54
Repurchase of common stock	—	(438)
Excess tax benefits from stock-based compensation	—	2
Shares repurchased for tax withholdings on vesting of restricted stock	(24)	(34)
Net cash provided by (used in) financing activities	28	(416)
Net increase (decrease) in cash and cash equivalents	292	(130)
Cash and cash equivalents at beginning of the period	2,493	2,071
Cash and cash equivalents at end of the period	$2,785	$1,941
Supplemental disclosures of cash flow information:
Cash paid for interest	$7	$7
Cash paid for taxes, net	63	74
Non-cash items:
Changes in capital additions, accrued but not paid	$(3)	$(42)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. ("VMware" or the "Company") is a leader in virtualization and cloud infrastructure solutions that enable businesses to transform the way they build, deliver and consume information technology ("IT") resources in a manner that is based on their specific needs. VMware’s virtualization infrastructure solutions, which include a suite of products and services designed to deliver a software-defined data center, run on industry-standard desktop computers, servers and mobile devices and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full year 2016. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2015 Annual Report on Form 10-K.
As of March 31, 2016, EMC held 80.9% of VMware’s outstanding common stock and 97.4% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements. On October 12, 2015, Dell Inc. ("Dell"), Denali Holding Inc. ("Denali") and EMC entered into a definitive merger agreement under which Denali has agreed to acquire EMC (the "Dell Acquisition").
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. Non-controlling interests are presented as a separate component within total stockholders’ equity and represent the equity and cumulative pro-rata share of the results of operations attributable to the non-controlling interests. The portion of results of operations attributable to the non-controlling interests is eliminated in other income (expense), net on the condensed consolidated statements of income and is not presented separately as the amount was not material for the periods presented. All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with EMC and its subsidiaries are generally settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying transaction.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

New Accounting Pronouncements
During March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718), which impacts the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated standard is effective for interim and annual periods beginning after December 15, 2016 and permits early adoption in any interim or annual period. The Company is currently evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. This ASU also requires additional disclosure regarding leasing arrangements. The updated lease standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, and expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption of ASU 2016-02.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. In 2016, the FASB issued ASU 2016-08 and ASU 2016-10, which provide interpretive clarifications on the new guidance in Topic 606. The updates are effective for the Company in the first quarter of 2018 and permit the use of either the retrospective or cumulative effect transition method. Early adoption is permitted, but not earlier than the first quarter of 2017. The Company has not selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
B. Definite-Lived Intangible Assets, Net
Definite-Lived Intangible Assets, Net
As of March 31, 2016 and December 31, 2015, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	March 31, 2016
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$646	$(320)	$326
Leasehold interest	34.9	149	(21)	128
Customer relationships and customer lists	8.3	134	(52)	82
Trademarks and tradenames	8.6	61	(18)	43
Other	5.5	5	(2)	3
Total definite-lived intangible assets		$995	$(413)	$582

	December 31, 2015
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$648	$(298)	$350
Leasehold interest	34.9	149	(20)	129
Customer relationships and customer lists	8.4	148	(62)	86
Trademarks and tradenames	8.6	61	(16)	45
Other	2.9	20	(14)	6
Total definite-lived intangible assets		$1,026	$(410)	$616

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization expense on definite-lived intangible assets was $34 million and $37 million during the three months ended March 31, 2016 and 2015, respectively.
Based on intangible assets recorded as of March 31, 2016 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in millions):

Remainder of 2016	$95
2017	122
2018	109
2019	88
2020	38
Thereafter	130
Total	$582
C. Realignment Charges
On January 22, 2016, VMware approved a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the three months ended March 31, 2016. VMware recognized $50 million of severance-related realignment charges during the three months ended March 31, 2016 on the condensed consolidated statements of income. Additionally, VMware is in the process of consolidating certain facilities as part of this plan, which resulted in the recognition of $3 million of related charges during the three months ended March 31, 2016 on the condensed consolidated statements of income. As of March 31, 2016, $30 million remained in accrued expenses and other on the condensed consolidated balance sheets, which is generally expected to be paid during 2016. Actions associated with the plan are expected to be completed by June 30, 2016. Additional charges to be incurred in future quarters associated with this plan are not expected to be material.
During the three months ended March 31, 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. As a result of these actions, $22 million of severance-related realignment charges were recognized during the three months ended March 31, 2015 on the condensed consolidated statements of income.
The following table summarizes the activity for the accrued realignment charges for the three months ended March 31, 2016 and 2015 (tables in millions):

	For the Three Months Ended March 31, 2016
	Balance as of January 1, 2016	Realignment Charges	Utilization	Balance as of March 31, 2016
Severance-related costs	$3	$50	$(26)	$27
Costs to exit facilities	—	3	—	3
Total	$3	$53	$(26)	$30

	For the Three Months Ended March 31, 2015
	Balance as of January 1, 2015	Realignment Charges	Utilization	Balance as of March 31, 2015
Severance-related costs	$8	$22	$(14)	$16
D. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, including performance stock units, and stock options, including purchase options under VMware's employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. VMware uses the two-

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

class method to calculate net income per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.
The following table sets forth the computations of basic and diluted net income per share during the three months ended March 31, 2016 and 2015 (net income in millions, shares in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net income	$161	$196
Weighted-average shares, basic for Class A and Class B	423,230	427,962
Effect of dilutive securities	950	2,534
Weighted-average shares, diluted for Class A and Class B	424,180	430,496
Net income per weighted-average share, basic for Class A and Class B	$0.38	$0.46
Net income per weighted-average share, diluted for Class A and Class B	$0.38	$0.45
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the three months ended March 31, 2016 and 2015, because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended
	March 31,
	2016	2015
Anti-dilutive securities:
Employee stock options	2,352	2,503
Restricted stock units	15,491	223
Total	17,843	2,726

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of March 31, 2016 and December 31, 2015 consisted of the following (tables in millions):

	March 31, 2016
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$716	$—	$—	$716
Cash equivalents:
Money-market funds	$2,033	$—	$—	$2,033
Time deposits	14	—	—	14
Municipal obligations	22	—	—	22
Total cash equivalents	$2,069	$—	$—	$2,069
Short-term investments:
U.S. Government and agency obligations	$813	$2	$—	$815
U.S. and foreign corporate debt securities	3,747	14	(3)	3,758
Foreign governments and multi-national agency obligations	35	—	—	35
Municipal obligations	618	1	—	619
Asset-backed securities	13	—	—	13
Mortgage-backed securities	221	—	—	221
Total short-term investments	$5,447	$17	$(3)	$5,461
Other assets:
Marketable available-for-sale equity securities	$15	$2	$—	$17

	December 31, 2015
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$725	$—	$—	$725
Cash equivalents:
Money-market funds	$1,763	$—	$—	$1,763
Time deposits	5	—	—	5
Total cash equivalents	$1,768	$—	$—	$1,768
Short-term investments:
Time deposits	$12	$—	$—	$12
U.S. Government and agency obligations	753	—	(3)	750
U.S. and foreign corporate debt securities	3,263	1	(12)	3,252
Foreign governments and multi-national agency obligations	35	—	—	35
Municipal obligations	705	1	—	706
Asset-backed securities	20	—	—	20
Mortgage-backed securities	243	—	(2)	241
Total short-term investments	$5,031	$2	$(17)	$5,016
Other assets:
Marketable available-for-sale equity securities	$15	$3	$—	$18
Refer to Note F for further information regarding the fair value of VMware’s cash equivalents and investments.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware evaluated its fixed income investments as of March 31, 2016 and December 31, 2015 to determine whether or not any security had experienced an other-than-temporary decline in fair value. As of March 31, 2016 and December 31, 2015, VMware did not consider any of its fixed income investments to be other-than-temporarily impaired. The realized gains and losses on investments during the three months ended March 31, 2016 and 2015 were not material.
Unrealized losses on cash equivalents and available-for-sale investments as of March 31, 2016 and December 31, 2015, which have been in a net loss position for less than twelve months, were classified by asset class as follows (table in millions):

	March 31, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$106	$—	$657	$(3)
U.S. and foreign corporate debt securities	926	(2)	2,564	(11)
Mortgage-backed securities	77	—	171	(1)
Total	$1,109	$(2)	$3,392	$(15)
Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for twelve months or greater, were not material as of March 31, 2016 and December 31, 2015.
Contractual Maturities
The contractual maturities of short-term investments held at March 31, 2016 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,741	$1,742
Due after 1 year through 5 years	3,422	3,434
Due after 5 years through 10 years	113	114
Due after 10 years	171	171
Total short-term investments	$5,447	$5,461
F. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

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
VMware’s fixed income securities are primarily classified as Level 2, with the exception of some of the U.S. Government and agency obligations which are classified as Level 1. Additionally, VMware’s Level 2 classification includes forward contracts and notes payable to EMC. At March 31, 2016 and December 31, 2015, VMware’s Level 2 securities were generally priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
VMware did not have any material assets or liabilities that fell into Level 3 of the fair value hierarchy as of March 31, 2016 and December 31, 2015, and there have been no transfers between fair value measurement levels during the three months ended March 31, 2016 and 2015.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s cash equivalents, available-for-sale securities, and forward contracts, that were required to be measured at fair value as of March 31, 2016 and December 31, 2015 (tables in millions):

	March 31, 2016
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,033	$—	$2,033
Time deposits	—	14	14
Municipal obligations	—	22	22
Total cash equivalents	$2,033	$36	$2,069
Short-term investments:
U.S. Government and agency obligations	$564	$251	$815
U.S. and foreign corporate debt securities	—	3,758	3,758
Foreign governments and multi-national agency obligations	—	35	35
Municipal obligations	—	619	619
Asset-backed securities	—	13	13
Mortgage-backed securities	—	221	221
Total short-term investments	$564	$4,897	$5,461
Other assets:
Marketable available-for-sale equity securities	$17	$—	$17
Other current assets:
Forward contracts	$—	$4	$4

	December 31, 2015
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,763	$—	$1,763
Time deposits	—	5	5
Total cash equivalents	$1,763	$5	$1,768
Short-term investments:
Time deposits	$—	$12	$12
U.S. Government and agency obligations	543	207	750
U.S. and foreign corporate debt securities	—	3,252	3,252
Foreign governments and multi-national agency obligations	—	35	35
Municipal obligations	—	706	706
Asset-backed securities	—	20	20
Mortgage-backed securities	—	241	241
Total short-term investments	$543	$4,473	$5,016
Other assets:
Marketable available-for-sale equity securities	$18	$—	$18
Accrued expenses and other:
Forward contracts	$—	$(1)	$(1)
VMware has elected not to record its notes payable to EMC at fair value, but has measured the notes at fair value for disclosure purposes. As of March 31, 2016 and December 31, 2015, the fair value of the notes payable to EMC was approximately $1,487 million and $1,474 million, respectively. Fair value was estimated based on observable market interest rates (Level 2 inputs).

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware offers a deferred compensation plan for eligible employees that allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets and liabilities associated with this plan were both approximately $25 million and $20 million as of March 31, 2016 and December 31, 2015, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
VMware has strategic investments in its portfolio accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. VMware evaluates these investments to assess whether any of its strategic investments were other-than-temporarily impaired. VMware uses Level 3 inputs as part of its impairment analysis, including, pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance. The estimated fair value of these investments is considered in VMware’s impairment review if any events or changes in circumstances occur that might have a significant adverse effect on their value. If VMware determines that an other-than-temporary impairment has occurred, VMware writes down the investments to their fair value.
During the three months ended March 31, 2016, VMware recognized charges of approximately $5 million as a result of determining that certain strategic investments were considered to be other-than-temporarily impaired. There was no impairment charge during the three months ended March 31, 2015. All other realized gains and losses on investments during the three months ended March 31, 2016 and 2015 were not material. Strategic investments are included in other assets on the condensed consolidated balance sheets. The carrying value of VMware’s strategic investments accounted for under the cost method was $100 million and $103 million as of March 31, 2016 and December 31, 2015, respectively.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three months ended March 31, 2016 and 2015 the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not material. Interest charges or "forward points" on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the condensed consolidated statements of income as incurred.
VMware enters into forward contracts annually, which have maturities of twelve months or less. As of March 31, 2016 and December 31, 2015, VMware had forward contracts designated as cash flow hedges with a total notional value of $161 million and $213 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended March 31, 2016 and 2015, all cash flow hedges were considered effective.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware enters into forward contracts on a monthly basis, which typically have a contractual term of one month. As of March 31, 2016 and December 31, 2015, VMware had outstanding forward contracts with a total notional value of $693 million and $721 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended March 31, 2016 and 2015, VMware recognized a loss of $23 million and a gain of $40 million, respectively, relating to the settlement of forward contracts. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses derived from the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net loss of $2 million and $6 million, respectively, during the three months ended March 31, 2016 and 2015. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
H. Unearned Revenues
Unearned revenues as of March 31, 2016 and December 31, 2015 consisted of the following (table in millions):

	March 31, 2016	December 31, 2015
Unearned license revenues	$415	$428
Unearned software maintenance revenues	4,105	4,174
Unearned professional services revenues	456	474
Total unearned revenues	$4,976	$5,076
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence ("VSOE") of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services, unearned license revenues may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist.
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at March 31, 2016 was approximately two years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
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
I. Contingencies
Litigation
On March 27, 2015, Phoenix Technologies ("Phoenix") filed a complaint against VMware in the U.S. District Court for the Northern District of California asserting claims for copyright infringement and breach of contract relating to a version of Phoenix’s BIOS software that VMware licensed from Phoenix. In the lawsuit, Phoenix is seeking injunctive relief and monetary damages. Trial is currently scheduled for November 2016. VMware believes that it has meritorious defenses in connection with this lawsuit, and currently a reasonably possible loss or range of loss cannot be estimated.
On March 4, 2015, Christoph Hellwig, a software developer who alleges that software code he wrote is used in a component of the Company's vSphere product, filed a lawsuit against VMware in the Hamburg Regional Court in Germany alleging copyright infringement for failing to comply with the terms of an open source General Public License v.2 ("GPL v.2") and seeking an order requiring VMware to comply with the GPL v.2 or cease distribution of any affected code within Germany. VMware believes that it has meritorious defenses in connection with this lawsuit, and currently a reasonably possible loss or range of loss cannot be estimated.

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
On November 17, 2015, Francis M. Ford, a VMware Class A stockholder, filed an action in the Delaware Chancery Court against certain current and former VMware directors, among others, alleging that the directors breached their fiduciary duties in connection with the Dell Acquisition, and the proposed issuance of tracking stock that is intended to track the performance of VMware. The plaintiff does not assert claims directly against VMware, but purports to bring class claims on behalf of other VMware Class A stockholders and derivative claims on behalf of VMware. In addition, on November 10, 2015, David Jacobs, also a VMware stockholder, filed an action in Massachusetts Superior Court against, among others, EMC and four directors who serve on both the EMC board and the VMware Board, setting forth similar allegations to those in the Ford matter. While VMware does not believe that the cases represent material adverse exposures, no assurances can be given that the litigation will not have any adverse consequences for the company or the directors named in the suits.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of March 31, 2016, amounts accrued relating to these other matters arising as part of the ordinary course of business were not considered material. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
J. Stockholders’ Equity
VMware Stock Repurchases
During April 2016, VMware's board of directors authorized the repurchase of up to an aggregate of $1,200 million of VMware's Class A common stock through the end of 2016. The aggregate authorized stock repurchase amount of $1,200 million includes the amount remaining from VMware's previous stock repurchase authorization announced on January 27, 2015, which was $835 million as of March 31, 2016. Stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate, legal and regulatory requirements and other market and economic conditions. VMware is not obligated to purchase any shares under its stock repurchase programs. Purchases can be discontinued at any time VMware believes additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.
During the three months ended March 31, 2016, VMware did not repurchase any shares of its Class A common stock as the Company is currently subject to a number of legal and regulatory constraints resulting from the proposed Dell Acquisition, which impacts the timing and ability to execute repurchases of VMware's shares.
The following table summarizes stock repurchase activity during the three months ended March 31, 2015 (aggregate purchase price in millions, shares in thousands):

Three Months Ended
March 31, 2015
Aggregate purchase price	$438
Class A common shares repurchased	5,366
Weighted-average price per share	$81.65
The aggregate purchase price of repurchased shares includes commissions and is classified as a reduction to additional paid-in capital.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware Stock Options
Stock option activity was not material during three months ended March 31, 2016. As of March 31, 2016, there were 2.9 million stock options outstanding. The stock options outstanding as of March 31, 2016 had an aggregate intrinsic value of $35 million based on VMware’s closing stock price as of March 31, 2016.
VMware Restricted Stock
VMware's restricted stock primarily consists of restricted stock unit ("RSU") awards granted to employees. RSUs are valued based on VMware's stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware's restricted stock also includes performance stock unit ("PSU") awards, which have been granted to certain of VMware’s executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued.
The following table summarizes restricted stock activity since January 1, 2016 (units in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2016	18,693	$77.29
Granted	1,690	51.38
Vested	(1,220)	76.88
Forfeited	(1,085)	81.33
Outstanding, March 31, 2016	18,078	74.65
The total fair value of VMware restricted stock that vested during the three months ended March 31, 2016 was $61 million. As of March 31, 2016, restricted stock representing 18.1 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $946 million based on VMware’s closing stock price as of March 31, 2016.
As of March 31, 2016, the total unrecognized compensation cost for stock options and restricted stock was $1,029 million and will be recognized through 2020 with a weighted-average remaining period of 1.4 years.
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the three months ended March 31, 2016 and 2015 were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2016	$(7)	$(1)	$(8)
Unrealized gain (loss), net of taxes of $11, $0 and $11	18	2	20
Balance, March 31, 2016	$11	$1	$12

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2015	$—	$(1)	$(1)
Unrealized gain (loss), net of taxes of $4, $0, and $4	6	(5)	1
Balance, March 31, 2015	$6	$(6)	$—
Unrealized gains on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income in the period that such gains are realized.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense functional line items on the condensed consolidated statements of income during the three months ended March 31, 2016 and 2015 were not material to the individual functional line items.
K. Related Parties
The information provided below includes a summary of the transactions entered into with EMC and EMC’s consolidated subsidiaries (collectively "EMC").
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

•
Pursuant to an ongoing distribution agreement, VMware acts as the selling agent for certain products and services of Pivotal Software, Inc. ("Pivotal"), a subsidiary of EMC, in exchange for an agency fee. Under this agreement, cash is collected from the end user by VMware and remitted to Pivotal, net of the contractual agency fee.

•	VMware provides various services to Pivotal. Support costs incurred by VMware are reimbursed to VMware and are recorded as a reduction to the costs incurred by VMware.
Information about VMware’s revenues and receipts from such arrangements during the three months ended March 31, 2016 and 2015 and unearned revenues from such arrangements as of March 31, 2016 and December 31, 2015 consisted of the following (table in millions):

	Revenues and Receipts		Unearned Revenues
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Reseller revenues	$79	$61	$276	$292
Internal-use revenues	5	3	6	11
Professional services revenues	25	23	—	3
Agency fee revenues	1	1	—	—
Reimbursement for services to Pivotal	1	1	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Information about VMware’s costs from such arrangements for the three months ended March 31, 2016 and 2015 consisted of the following (table in millions):

	Three Months Ended
	March 31,
	2016	2015
Purchases and leases of products and purchases of services	$17	$19
Collaborative technology project costs	—	1
EMC subsidiary support and administrative costs	23	28
VMware also purchases EMC products through EMC's channel partners. There were no purchases of EMC products through EMC's channel partners during the three months ended March 31, 2016. Purchases of EMC products through EMC's channel partners were $8 million during the three months ended March 31, 2015.
Tax Sharing Agreement with EMC
VMware has made payments to EMC pursuant to a tax sharing agreement. The following table summarizes the payments made during the three months ended March 31, 2016 and 2015 (table in millions):

	Three Months Ended
	March 31,
	2016	2015
Payments from VMware to EMC	$40	$49
Payments from VMware to EMC under the tax sharing agreement relate to VMware’s portion of federal income taxes on EMC’s consolidated tax return as well as the state payments for combined states. The amounts that VMware pays to EMC for its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. During the three months ended March 31, 2016 and 2015, the difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related party transactions with EMC described above, amounts due to and from related parties, net as of March 31, 2016 and December 31, 2015 consisted of the following (table in millions):

	March 31,	December 31,
	2016	2015
Due (to) related parties	$(51)	$(68)
Due from related parties	63	142
Due (to) from related parties, net	$12	$74

Income tax due (to) from related parties	$(2)	$(18)
Balances due to and from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement with EMC.
Notes Payable to EMC
VMware and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million includes $450 million that was exchanged for the $450 million promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three months ended March 31, 2016 and 2015, $7 million and $6 million, respectively, of interest expense was recognized.

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
Revenues by geographic area for the three months ended March 31, 2016 and 2015 were as follows (table in millions):

	Three Months Ended
	March 31,
	2016	2015
United States	$800	$762
International	789	749
Total	$1,589	$1,511
Revenues by geographic area are based on the ship-to addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenues for the three months ended March 31, 2016 and 2015.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of March 31, 2016 and December 31, 2015 were as follows (table in millions):

	March 31, 2016	December 31, 2015
United States	$817	$831
International	144	148
Total	$961	$979
No individual country other than the United States accounted for 10% or more of these assets as of March 31, 2016 and December 31, 2015, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis ("MD&A") is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of March 31, 2016 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2015 contained in our Form 10-K filed February 25, 2016.
Period-over-period changes are calculated based upon the respective underlying, non-rounded data. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms "VMware," the "Company," "we," "our" or "us."
Overview
The information technology ("IT") industry is transforming, moving from a hardware-based traditional model to one of a software-defined infrastructure. We are a leader in virtualization and cloud infrastructure solutions utilized by organizations to help transform the way they build, deliver and consume IT resources. We develop and market our product and service offerings within three main product groups, which are discussed in more detail below and allow organizations to leverage synergies and manage IT resources across complex multi-cloud, multi-device environments. Our three main product groups are:

•	SDDC or Software-Defined Data Center

•	Hybrid Cloud Computing

•	End-User Computing
We sell our solutions using enterprise agreements ("EAs") or as part of our non-EA, or transactional, business. EAs are comprehensive volume license offerings, offered both directly by us and through certain channel partners that also provide for multi-year maintenance and support.
SDDC or Software-Defined Data Center
Our SDDC technologies are the basis for the private cloud environment and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. Historically, the majority of our license sales have been from VMware vSphere, which is included in our compute product category within our SDDC product group. However, the market for our compute products is reaching maturity, and VMware vSphere license sales have been declining. As the transformation of the IT industry continues, we expect that our growth of license sales within the SDDC product group will be increasingly derived from sales of our newer products, suites and services solutions across our SDDC portfolio. We have experienced continued growth in sales volumes, production use, and number of customers who have purchased VMware NSX ("NSX"), our network virtualization solution, through the first quarter of 2016. We also continue to see growth in sales volumes and increase in customer count of our Virtual SAN ("vSAN") product and other newer offerings.
Hybrid Cloud Computing
Our cloud strategy has three components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud, and (iii) connect and secure endpoints across a range of public clouds.
Hybrid cloud computing is comprised of VMware vCloud Air Network ("vCAN") Service Providers Program and VMware vCloud Air ("vCloud Air") offerings. Revenues derived from these offerings continued to grow during the first quarter of 2016. We have narrowed the focus of vCloud Air to provide specialized cloud software and services unique to VMware that are distinct from those offered by other cloud providers.
End-User Computing
Our end-user computing product group continues to experience strong growth. This group includes VMware Workspace ONE, which consists primarily of VMware AirWatch ("AirWatch") and Horizon desktop and application virtualization ("Horizon"). Our AirWatch business model includes an on-premise solution that we offer through the sale of perpetual licenses and an off-premise solution that we offer as software-as-a-service ("SaaS"). AirWatch and Horizon products and services continued to contribute to the growth of our end-user computing product group during the first quarter of 2016.
Business Realignment Plan
On January 22, 2016, we approved a plan to streamline our operations with plans to reinvest the associated savings in field, technical and support resources associated with growth products. We eliminated approximately 800 positions and personnel and recognized $53 million of realignment charges during the three months ended March 31, 2016. Additional charges to be incurred in future quarters associated with this plan are not expected to be material.

Dell and EMC Merger
We are a majority-owned and controlled subsidiary of EMC Corporation ("EMC"). As of March 31, 2016, EMC held 80.9% of our outstanding common stock and 97.4% of the combined voting power of our outstanding common stock, including 43 million shares of our Class A common stock and all of our Class B common stock.
On October 12, 2015, Dell Inc. ("Dell"), Denali Holding Inc. ("Denali") and EMC entered into a definitive merger agreement under which Denali has agreed to acquire EMC (the "Dell Acquisition"). Under the terms of the agreement, we will continue to operate as a publicly traded company. Upon closing of the transaction, a portion of the merger consideration that EMC shareholders will receive will include shares of Class V common stock that will be registered with the Securities and Exchange Commission and issued by Denali. Pursuant to the terms of the agreement, it is expected that approximately 0.111 shares of Class V common stock will be issued by Denali for each EMC share. Denali has also disclosed that the Class V common stock will be a publicly traded tracking stock that, upon issuance, is intended to track the performance of an approximately 53% economic interest in our business. The closing of the transactions contemplated by the agreement is subject to approval of the EMC shareholders as well as various regulatory approvals.
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
Revenues
Our revenues during the three months ended March 31, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended
	March 31,		$ Change	% Change
	2016	2015	Actual	Actual	Constant Currency
Revenues:
License	$572	$576	$(4)	(1)%	1%
Services:
Software maintenance	891	813	79	10
Professional services	126	122	3	3
Total services	1,017	935	82	9
Total revenues	$1,589	$1,511	$78	5	6

Revenues:
United States	$800	$762	$39	5%
International	789	749	40	5
Total revenues	$1,589	$1,511	$78	5	6
In order to provide a comparable framework for assessing how our business performed, adjusted for the impact of foreign currency fluctuations, management analyzed year-over-year license and total revenue growth on a constant currency basis. License and total revenue growth in constant currency are non-GAAP financial measures that are calculated by converting license and total revenues recognized during the current period derived from non-U.S. dollar based transactions into U.S. dollars using the exchange rates that were effective in the comparable prior year period. The calculated current period license and total revenues, adjusted for foreign currency fluctuations, is compared to the license and total revenues of the comparable prior year period, as reported, in calculating license and total revenue growth in constant currency. We believe this information is useful to investors to facilitate comparisons of operating results and better identify trends in our business. These constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with GAAP.
Hybrid cloud, including vCAN and vCloud Air, and our SaaS offerings, including our AirWatch mobile solutions, increased to greater than 7% of our total revenues during the three months ended March 31, 2016. vCAN revenues are generally included in license revenues and our SaaS revenues, including vCloud Air and our AirWatch mobile solutions, are included in both license and services revenues.

While we are seeing strong growth across our portfolio of emerging products, our compute products are reaching maturity and the sales of these products are expected to represent a decreasing percentage of our total business going forward. Taking this into account, we expect our total revenue growth in 2016 to slow as sales transition to our emerging products.
License Revenues
Overall license revenues during the first quarter of 2016 declined slightly when compared with the first quarter of 2015. While we experienced increased sales in our emerging products, including NSX and vSAN, as well as our vCAN offering, our license revenue growth rate was negatively impacted by certain factors, including lower license sales of our core compute products and increased growth derived from our hybrid cloud and SaaS offerings. Perpetual license revenues that are part of a multi-year arrangement are generally recognized upon delivery of the underlying license using the residual method, whereas revenues derived from our hybrid cloud and SaaS offerings are recognized over a period of time. Growth from our hybrid cloud and SaaS offerings have resulted in less revenue being recognized up-front, which had an adverse impact on our growth rate during the first quarter of 2016.
During 2016, we expect sales of our emerging products to continue to increase as a percentage of total revenues, and we expect overall license revenue growth in 2016 to be flat when compared with 2015.
Services Revenues
During the first quarter of 2016, software maintenance revenues benefited from renewals of our software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on a weighted-average basis, more than 24 months of support and maintenance with each new license purchased.
Professional services revenues remained relatively flat during the first quarter of 2016 as compared to the first quarter of 2015. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our offerings to independently provide professional services to our customers, our professional services revenues will vary based on the delivery channels used in any given period as well as the timing of engagements.
Unearned Revenues
Our unearned revenues as of March 31, 2016 and December 31, 2015 were as follows (table in millions):

	March 31, 2016	December 31, 2015
Unearned license revenues	$415	$428
Unearned software maintenance revenues	4,105	4,174
Unearned professional services revenues	456	474
Total unearned revenues	$4,976	$5,076
Unearned license revenues are generally recognized upon delivery of existing or future products or services, or are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence ("VSOE") of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services, unearned license revenues may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist.
Unearned software maintenance revenues are attributable to our maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at March 31, 2016 was approximately two years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
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
Cost of License Revenues, Cost of Services Revenues and Operating Expenses
Our cost of services revenues and operating expenses were primarily impacted by increasing headcount year-over-year, net of realignment activities discussed below. The increased headcount has resulted in higher cash-based employee-related expenses including salaries, bonuses and commissions across most of our income statement expense categories when compared to the same period in 2015, and we expect this trend to continue. As part of the realignment plan approved in January 2016, we expect to reinvest the associated savings primarily in research and development as well as sales and marketing.
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
Cost of License Revenues
Our cost of license revenues principally consists of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software includes personnel costs and related overhead associated with the physical and electronic delivery of our software products.
Our cost of license revenues during the three months ended March 31, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Cost of license revenues	$39	$49	$(10)	(20)%
Stock-based compensation	1	1	—	7
Total expenses	$40	$50	$(10)	(20)
% of License revenues	7%	9%
Cost of license revenues decreased during the first quarter of 2016 compared to the first quarter of 2015 primarily due to a decrease in royalty costs of $6 million.
Cost of Services Revenues
Our cost of services revenues primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products and to provide professional services. Additionally, our cost of services revenues includes depreciation on equipment supporting our service offerings.
Our cost of services revenues during the three months ended March 31, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Cost of services revenues	$199	$182	$16	9%
Stock-based compensation	12	11	1	10
Total expenses	$211	$193	$18	9
% of Services revenues	21%	21%
Cost of services revenues increased during the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily due to growth in cash-based employee-related expenses of $18 million due to incremental growth in headcount, and an increase in equipment, depreciation and facilities-related costs of $8 million. These increases were partially offset by the favorable impact of $5 million resulting from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses.

Research and Development Expenses
Our research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.
Our research and development expenses during the three months ended March 31, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Research and development	$286	$251	$36	14%
Stock-based compensation	70	54	16	30
Total expenses	$356	$305	$52	17
% of Total revenues	22%	20%
Research and development expenses increased during the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily due to growth in cash-based employee-related expenses of $27 million, driven by incremental growth in headcount, and an increase in stock-based compensation of $16 million. In addition, equipment, depreciation and facilities-related costs increased $7 million.
Sales and Marketing Expenses
Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches. Sales commissions are generally earned and expensed when a firm order is received from the customer.
Our sales and marketing expenses during the three months ended March 31, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Sales and marketing	$516	$497	$20	4%
Stock-based compensation	49	39	9	22
Total expenses	$565	$536	$29	5
% of Total revenues	35%	35%
Sales and marketing expenses increased during the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily driven by growth in cash-based employee-related expenses of $33 million, due to incremental growth in headcount and higher commission expense resulting from increased sales volume. In addition, stock-based compensation increased by $9 million. These increases were partially offset by the favorable impact of $14 million resulting from fluctuations in the exchange rate between the U.S. dollar and the foreign currencies in which we incur expenses, as well as a decrease in costs incurred for marketing programs and related initiatives of $9 million.

General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
Our general and administrative expenses during the three months ended March 31, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
General and administrative	$154	$173	$(19)	(11)%
Stock-based compensation	18	14	4	32
Total expenses	$172	$187	$(15)	(8)
% of Total revenues	11%	12%
General and administrative expenses decreased during the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily driven by a decrease in installment payments to certain key employees of AirWatch subject to the achievement of specified employment conditions. We recognized compensation expense of $14 million during the first quarter of 2016 relating to these installment payments compared to $41 million during the first quarter of 2015. The final payment was made during the first quarter of 2016. Additionally, costs incurred of $11 million during the first quarter of 2015 related to certain litigation further contributed to the decrease in expenses during the first quarter of 2016. These decreases were partially offset by an increase in charitable donations of $6 million and an increase in equipment and depreciation-related costs of $7 million. In addition, professional services-related costs increased $4 million.
Realignment Charges
Our realignment charges during the three months ended March 31, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Realignment charges	$53	$22	$31	137%
% of Total revenues	3%	1%
On January 22, 2016, we approved a plan to streamline our operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the three months ended March 31, 2016. We recognized $50 million of severance-related realignment charges during the three months ended March 31, 2016 on the condensed consolidated statements of income. Additionally, we are in the process of consolidating certain facilities as part of this plan, which resulted in the recognition of $3 million of related charges during the three months ended March 31, 2016 on the condensed consolidated statements of income. As of March 31, 2016, $30 million remained in accrued expenses and other on the condensed consolidated balance sheets, which is generally expected to be paid during 2016. Additional charges to be incurred in future quarters associated with this plan are not expected to be material.
During the three months ended March 31, 2015, we eliminated approximately 350 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $22 million of severance-related realignment charges were recognized during the three months ended March 31, 2015 on the condensed consolidated statements of income.
Income Tax Provision
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete items. Our quarterly effective income tax rate was 19.5% and 11.9% during the three months ended March 31, 2016 and 2015, respectively. Our estimated annual effective tax rate increased primarily as a result of the shift in the mix of our earnings from our lower tax non-U.S. jurisdictions to the U.S.
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
The EMC consolidated group is routinely under audit by the Internal Revenue Service ("IRS"). All U.S. federal income tax matters have been concluded for years through 2010, except for any matters under appeal. The IRS is currently auditing the EMC consolidated group's federal tax returns for tax year 2011. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions.
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
Our Relationship with EMC
As of March 31, 2016, EMC owned 43 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 80.9% of our total outstanding shares of common stock and 97.4% of the combined voting power of our outstanding common stock. For a description of related risks, refer to "Risks Related to Our Relationship with EMC" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The information provided below includes a summary of the transactions entered into with EMC and EMC’s consolidated subsidiaries (collectively "EMC").
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

•
Pursuant to an ongoing distribution agreement, we act as the selling agent for certain products and services of Pivotal Software, Inc. ("Pivotal"), a subsidiary of EMC, in exchange for an agency fee. Under this agreement, cash is collected from the end user by us and remitted to Pivotal, net of the contractual agency fee.

•	We provide various services to Pivotal. Support costs incurred by us are reimbursed to us and are recorded as a reduction to the costs incurred by us.

Information about our revenues and receipts from such arrangements during the three months ended March 31, 2016 and 2015 and unearned revenues from such arrangements as of March 31, 2016 and December 31, 2015 consisted of the following (table in millions):

	Revenues and Receipts		Unearned Revenues
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2016	2015	2016	2015
Reseller revenues	$79	$61	$276	$292
Internal-use revenues	5	3	6	11
Professional services revenues	25	23	—	3
Agency fee revenues	1	1	—	—
Reimbursement for services to Pivotal	1	1	n/a	n/a
We and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

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

•	From time to time, we invoice end users on behalf of EMC for certain services rendered by EMC. Cash related to these services is collected from the end user by us and remitted to EMC.
Information about our costs from such arrangements for the three months ended March 31, 2016 and 2015 consisted of the following (table in millions):

	Three Months Ended
	March 31,
	2016	2015
Purchases and leases of products and purchases of services	$17	$19
Collaborative technology project costs	—	1
EMC subsidiary support and administrative costs	23	28
We also purchase EMC products through EMC's channel partners. There were no purchases of EMC products through EMC's channel partners during the three months ended March 31, 2016. Purchases of EMC products through EMC's channel partners were $8 million during the three months ended March 31, 2015.
Tax Sharing Agreement with EMC
We have made payments to EMC pursuant to a tax sharing agreement. The following table summarizes the payments made during the three months ended March 31, 2016 and 2015 (table in millions):

	Three Months Ended
	March 31,
	2016	2015
Payments from us to EMC	$40	$49
Payments from us to EMC under the tax sharing agreement relate to our portion of federal income taxes on EMC’s consolidated tax return as well as the state payments for combined states. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. During the three months ended March 31, 2016 and 2015, the difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was not material.
Due To/From Related Parties, Net
As a result of the related party transactions with EMC described above, amounts due to and from related parties, net as of March 31, 2016 and December 31, 2015 consisted of the following (table in millions):

	March 31,	December 31,
	2016	2015
Due (to) related parties	$(51)	$(68)
Due from related parties	63	142
Due (to) from related parties, net	$12	$74

Income tax due (to) from related parties	$(2)	$(18)
Balances due to and from related parties, which are unrelated to tax obligations, are generally settled in cash within 60 days of each quarter-end. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement with EMC.
Notes Payable to EMC
We and EMC entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million includes $450 million that was exchanged for the $450 million promissory note issued to EMC in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three months ended March 31, 2016 and 2015, $7 million and $6 million, respectively, of interest expense was recognized.
Liquidity and Capital Resources
At March 31, 2016 and 2015, we held cash, cash equivalents and short-term investments as follows (table in millions):

	March 31,
	2016	2015
Cash and cash equivalents	$2,785	$1,941
Short-term investments	5,461	5,285
Total cash, cash equivalents and short-term investments	$8,246	$7,226
As of March 31, 2016, we held a diversified portfolio of money market funds, time deposits and fixed income securities totaling $7,530 million. Our fixed income securities are denominated in U.S. dollars and primarily consist of highly liquid debt instruments of the U.S. Government and its agencies, municipal obligations, mortgage-backed securities and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk. As of March 31, 2016, our total cash, cash equivalents and short-term investments were $8,246 million, of which $6,328 million was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on substantially all of the undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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

Our cash flows summarized for the three months ended March 31, 2016 and 2015 were as follows (table in millions):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$720	$683
Investing activities	(456)	(397)
Financing activities	28	(416)
Net increase (decrease) in cash and cash equivalents	$292	$(130)
Operating Activities
Cash provided by operating activities increased $37 million during the first quarter of 2016 as compared to the first quarter of 2015, driven by changes in accounts receivable and due from related party resulting from increased cash collections during the first quarter of 2016. These increases were offset by an increase in cash payments for employee-related expenses including salaries, bonuses and commissions, resulting primarily from growth in headcount, and increased severance payments as part of our realignment plan.
During the first quarter of 2016, we made our final installment payment of $29 million to certain key employees of AirWatch.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions, and capital expenditures. Cash provided by investing activities is impacted by the sales and maturities of our available-for-sale securities.
Cash used in investing activities increased $59 million during the first quarter of 2016 as compared to the first quarter of 2015 primarily as a result of the increase in net cash used related to net purchases of our available-for-sale securities. This increase was partially offset by a decrease in additions to property and equipment and cash used in business acquisitions.
Financing Activities
Net cash provided by financing activities in 2016 changed compared to net cash used by financing activities in 2015 primarily as a result of the decrease in our repurchase of our common stock during the first quarter of 2016.
Notes Payable to EMC
As of March 31, 2016, $1,500 million remained outstanding on notes payable to EMC, with interest payable quarterly in arrears.
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
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. All shares repurchased under our stock repurchase programs are retired. During the first quarter of 2016, we did not repurchase any shares of our common stock as we are currently subject to a number of legal and regulatory constraints resulting from the proposed Dell Acquisition, which impacts the timing and ability to execute repurchases of our shares.

During April 2016, our board of directors authorized the repurchase of up to an aggregate of $1,200 million of our Class A common stock through the end of 2016. The aggregate authorized stock repurchase amount of $1,200 million includes the amount remaining from our previous stock repurchase authorization announced on January 27, 2015, which was $835 million as of March 31, 2016. Refer to Note J of the "Notes to Condensed Consolidated Financial Statements" for further discussion. We expect to repurchase the authorized $1,200 million of our Class A common stock during the remainder of 2016, following the EMC shareholder vote on the proposed Dell Acquisition.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth within Item 7 of our 2015 Annual Report on Form 10-K involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: the IT industry transformation and our related strategic positioning; expected benefits to customers of our product and service offerings; sales growth in our emerging and newer products, suites and services solutions; costs of our realignment plans; the impact of Denali’s proposed acquisition of EMC; Denali’s intentions with respect to future purchases of VMware common stock; slowing of total revenue growth in 2016 as sales transition to emerging products; the level of overall license revenues growth in 2016; impact on professional services revenues of expanding our ecosystem of third-party professionals with expertise in our offerings; expected reinvestment of realignment-related savings; costs associated with consolidating certain facilities; continuing to be included in the consolidated tax group of EMC; indefinitely reinvesting our overseas earnings outside of the U.S. and not repatriating them to the U.S.; the sufficiency of our liquidity and capital reserves to fund our normal operating requirements; our ability to generate positive cash flows from operations; our ability to obtain liquidity, arrange debt financing or enter into credit facilities, should additional liquidity be required; the effect on us of the resolutions of pending claims, legal proceedings and investigations and other matters described in Note I of the "Notes to Condensed Consolidated Financial Statements"; and the level of expected stock repurchases in 2016.
These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled "Risk Factors" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
Available Information
Our website is located at www.vmware.com, and our investor relations website is located at http://ir.vmware.com. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, all of which is made available free of charge, including:

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission ("SEC");

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
There were no material changes to our market risk exposures in the three months ended March 31, 2016. See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our 2015 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, amended (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Note I of the "Notes to Condensed Consolidated Financial Statements" in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled "We are involved in litigation and regulatory inquiries and proceedings that could negatively affect us" in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings

ITEM 1A.	RISK FACTORS
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of EMC Corporation ("EMC"), including, among other things, Dell’s proposed acquisition of EMC (the "Dell Acquisition"), overlapping business opportunities, EMC's ability to control certain transactions and resource allocations and related persons transactions with EMC and its other affiliated companies, are set forth below under the heading "Risks Related to Our Relationship with EMC."
Risks Related to Our Business
Our success depends increasingly on customer acceptance of our emerging products and services.
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premise data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, sales of our vSphere hypervisor product have begun to decline, and we are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based software-defined data center ("SDDC") products such as our management and automation and network virtualization ("NSX") offerings, our Horizon client virtualization offerings, our AirWatch mobile device management offerings and VMware Virtual SAN ("vSAN") storage virtualization offerings. We have also been introducing software-as-a-service ("SaaS") versions of our on-premises products, including VMware vRealize Suite and VMware Horizon Suite and certain AirWatch offerings, and are working to extend our SDDC and NSX offerings into the public cloud. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business has increased, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our emerging products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially and our operating results could be materially adversely affected.
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
We face competition from, among others:

Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises IT resources is expected to slow, and our products and services will need to increasingly compete for customers' IT workloads with off-premises public cloud and SaaS-based offerings. If we fail to develop products and services that address evolving customer requirements and that complement and or compete with off-premises compute resources offered by competitors, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, vCloud Air Network offerings from our partners and certain vCloud Air offerings may compete directly with infrastructure-as-a service ("IaaS") offerings from various public cloud providers such as Amazon and Microsoft.
Large, diversified enterprise software and hardware companies. These competitors supply a wide variety of products and services to, and have well-established relationships with, our current and prospective end users. For example, small- to medium-sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products and services less attractive to our end users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. In addition, these competitors could integrate competitive capabilities into their existing products and services and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, and Microsoft offers its own server virtualization software packaged with its Windows Server product and offers built-in virtualization in the client version of Windows. As a result, existing and prospective VMware customers may elect to use products that are perceived to be "free" or "very low cost" instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required.
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
Our business depends on the overall demand for information technology ("IT") and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and operating results in a number of ways, including by lengthening sales cycles, affecting the size of enterprise agreements ("EAs") that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe or that region’s failure to recover from recession would threaten to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. In addition, recent economic instability in Brazil, China and Russia has adversely affected our operating results in these countries, and our operating results may be further adversely affected if this economic instability continues or spreads to neighboring markets. In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. During the first quarter of 2016, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenues in 2015 due to exchange rate fluctuations, and we expect a further negative impact to 2016 revenues and unearned revenues and cash flows. The further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenues.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Unauthorized parties have penetrated our network security and our website in the past and may do so in the future. These cyberattacks threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our systems and processes. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as our customers conduct more purchase and service transactions online, and we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments.
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
For example, recent economic instability in Brazil, China and Russia has adversely affected our operating results in these countries, and our operating results may be further adversely affected if this economic instability continues or spreads to neighboring markets. Additionally, the Chinese government is working to implement new network security standards that will require IT systems being sold into certain key sectors to be certified as "secure and controllable". As part of that effort, in December 2014, standards were implemented in the banking sector requiring IT companies selling to Chinese banks to submit their software and other technology to intrusive security testing, include indigenous Chinese intellectual property and encryption technology in their software and disclose source code and other proprietary information to the Chinese government. Implementation of these standards was subsequently suspended in light of concerns communicated by banks and other parties. However, in 2015, the government has continued to enact or propose additional laws and regulations to address information and network security. For example, in July 2015, China enacted a State Security Law authorizing the government to implement a system for maintaining the security of networks and information, and it also published a draft cyber security law that proposed various specific information security and network security measures to enhance "cyber sovereignty." In November 2015, the insurance regulator in China issued draft insurance cyber rules that would require insurance companies to have compliant encryption tools, secure and compliant hardware and software products, and data storage. In December 2015, China enacted an Anti-Terrorism Law that gives local public security and state security authorities the broad discretionary authority to require companies to provide access to their equipment and decryption support in particular cases. Failure to comply with such requests can result in fines and imprisonment. In addition, a broad range of businesses will be required to verify the identities of customers and prohibit the provision of services to customers whose identities are unclear or who refuse to cooperate in the verification process. If we are not able to, or choose not to, comply with these and other information and network security standards that the Chinese government might implement in the future, our business in China may suffer.
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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our VMware NSX virtual networking and vSAN virtual storage initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenues than we anticipate. Our research and development expenses were approximately 22% of our total revenues during the three months ended March 31, 2016. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
We may not be able to adequately protect our intellectual property rights.
We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. As such, despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. In addition, we rely on confidentiality or license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely on "click-wrap" and "shrink-wrap" licenses in some instances.
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
Our use of "open source" software in our products could negatively affect our ability to sell our products and subject us to litigation.
Many of our products and services incorporate so-called "open source" software, and we may incorporate open source software into other products and services in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. Open source licensors generally do not provide warranties or assurance of title or controls on origin of the software, which exposes us to potential liability if the software fails to work or infringes the intellectual property of a third party.
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
In March 2015, a software developer who alleges that software code he wrote is used in a component of our vSphere product filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of an open source license General Public License v.2 ("GPL v.2") and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. Although we believe that the claims in this lawsuit lack merit and intend to vigorously defend the lawsuit, an adverse outcome to this or other claims could have a material adverse impact on our intellectual property rights, our operating results and financial condition.
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
The success of our products depends upon the cooperation of hardware and software vendors to ensure interoperability with our products and offer compatible products and services to end users. In addition, we intend to extend the functionality of various products to work with native public cloud applications, which may require the cooperation of public cloud vendors. To the extent that hardware, software and public cloud vendors perceive that their products and services compete with ours or those of our controlling stockholder, EMC or Dell Inc. ("Dell"), which has signed an agreement to acquire EMC, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats, or engage in practices to actively limit the functionality, compatibility and certification of our products. In addition, vendors may fail to certify or support or continue to certify or support our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and it may be difficult and more costly for us to achieve functionality and service levels that would make our services attractive to end users, any of which could negatively impact our business and operating results.
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
Three of our distributors each accounted for 10% or more of our consolidated revenues during the first quarter of 2016. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us.
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
Refer to Note I of the "Notes to Condensed Consolidated Financial Statements" for a description of certain claims and litigation.
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
Proposed legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state and foreign legislative and regulatory bodies, including a data protection regulation being considered by the European Commission that may include operational requirements for companies that receive or process personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or particular restrictions on the transfer of that data that could increase the cost and complexity of delivering our services.
If we fail to comply with our customer contracts or government contracting regulations, our business could be adversely affected.
Contracts with many of our customers include unique and specialized performance requirements. In particular, our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business and affect our ability to compete for new contracts. In the ordinary course of business, we also receive inquiries from and have ongoing discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. In June 2015, we reached an agreement with the Department of Justice ("DOJ") and the General Services Administration ("GSA") to pay $76 million to resolve allegations that our government sales practices between 2006 and 2013 had violated the federal False Claims Act. As set forth in the settlement agreement, VMware denied the allegations and did not admit liability. A failure in the future to comply with federal and state governmental contracting requirements could result in the termination of customer contracts, our suspension from government work, the imposition of fines or other government sanctions or an inability to compete for new contracts, any of which could adversely affect our business, operating results or financial condition.
Acquisitions and dispositions could harm our business and operating results.
We have acquired in the past, and plan to acquire in the future, other businesses, products or technologies, and from time to time we dispose of businesses, products and technologies. These transactions involve significant risks and uncertainties, which include:

•	disrupting our ongoing operations, diverting management from day-to-day responsibilities, increasing our expenses, and adversely impacting our business, financial condition and operating results;

•	failure of an acquired business to further our business strategy;

•	uncertainties in achieving the expected benefits of an acquisition or disposition, including enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies;

•	reducing cash available for operations, stock repurchase programs and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;

•	incurring amortization expense related to identifiable intangible assets acquired that could impact our operating results;

•	difficulty integrating the operations, systems, technologies, products and personnel of acquired businesses effectively;

•	the need to provide transition services in connection with a disposition, which may result in the diversion of resources and focus;

•	difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors;

•	retaining and motivating key personnel from acquired companies;

•
declining employee morale and retention issues affecting employees of businesses that we acquire or dispose of, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired or disposed business;

•
assuming the liabilities of an acquired business, including acquired litigation-related liabilities and regulatory compliance issues, and potential litigation or regulatory action arising from a proposed or completed acquisition;

•	lawsuits resulting from an acquisition or disposition;

•	maintaining good relationships with customers or business partners of an acquired business or our own customers as a result of any integration of operations;

•
unidentified issues not discovered during the diligence process, including issues with the acquired business’s intellectual property, product quality, security, privacy practices, accounting practices, regulatory compliance or legal contingencies;

•	maintaining or establishing acceptable standards, controls, procedures or policies with respect to an acquired business;

•	risks relating to the challenges and costs of closing a transaction; and

•	the need to later divest acquired assets at a loss if an acquisition does not meet our expectations.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. As of March 31, 2016, goodwill and amortizable intangible assets were $3,993 million and $582 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to income and indirect tax examinations. The EMC consolidated group is routinely under audit by the Internal Revenue Service (the "IRS"). All U.S. federal income tax matters have been concluded for years through 2010, except for any matters under appeal. The IRS is currently auditing the EMC consolidated group's federal tax returns for tax year 2011. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions. While we believe we have complied with all applicable income tax laws, a governing tax authority could have a different interpretation of the law and assess us with additional taxes. Any assessment of additional taxes could materially affect our financial condition and operating results.
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
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard is effective for us in the first quarter of 2018 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted, but not earlier than the first quarter of 2017. We have not selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
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

•
With respect to our stock repurchase program, we are currently subject to a number of legal and regulatory constraints resulting from the proposed Dell Acquisition, which impacts the timing and ability to execute repurchases of our shares and may continue to curtail our ability to repurchase our shares throughout the pendency of the Dell Acquisition.

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
As of March 31, 2016, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 80.9% of the total outstanding shares of common stock or 97.4% of the voting power of outstanding common stock. Through its ownership of the Class B common stock, which is generally entitled to 10 votes per share, EMC controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
Prior to a distribution by EMC to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended (a "355 Distribution"), shares of Class B common stock transferred to any party other than a successor-in-interest (such as Denali, if the Dell Acquisition is completed) or a subsidiary of EMC automatically convert into Class A common stock. EMC’s voting control over VMware will continue so long as the shares of Class B common stock it owns continue to represent at least 20% of our outstanding stock. If EMC’s ownership falls below 20% of the outstanding shares of our common stock, all outstanding shares of Class B common stock will automatically convert to Class A common stock. If EMC effects a 355 Distribution at a time when it holds shares of Class B common stock, its shareholders will receive Class B common stock. These shares will remain entitled to 10 votes per share, holders of these shares will remain entitled to elect 80% of the total number of directors on our board of directors and the holders of our Class A common stock will continue to have limited ability to influence matters requiring stockholder approval and have limited ability to elect members of our board of directors. Following a 355 distribution, shares of Class B common stock may convert to Class A common stock if such conversion is approved by VMware stockholders after the 355 distribution and we have obtained a private letter ruling from the Internal Revenue Service. In January 2014, the IRS announced in Revenue Procedure 2014-3 that, generally, it would no longer issue private letter rulings on 355 distributions.
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
As of March 31, 2016, EMC held approximately 80.9% of VMware’s outstanding common stock, and EMC’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of our Class A common stock or purchases by EMC (or Denali, if the Dell Acquisition is completed). Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary's stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary's board or stockholders. Accordingly, if EMC or Denali (after the Dell Acquisition is completed) becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware's board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Denali (the "short-form merger"). Moreover, a short-form merger is not subject to the stringent "entire fairness" standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm's length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Denali has publicly stated that from the completion of the Dell Acquisition through the two-year anniversary of its completion, it will not acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Denali.
We engage in related persons transactions with EMC that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with EMC (and, if the Dell Acquisition is completed, we may in the future engage in related persons transactions with Dell) that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services. Additionally, we contributed technology and transferred employees to Pivotal Software, Inc. ("Pivotal") in 2013 and continue to hold a significant ownership interest in Pivotal. For more information, refer to Note K of the "Notes to Condensed Consolidated Financial Statements" and "Our Relationship with EMC" in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this periodic report and "Transactions with Related Persons" in the proxy statement for our 2016 annual meeting of stockholders.
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
Our CEO, our CFO and some of our directors have potential conflicts of interest with EMC.
Our CEO, our CFO and some of our directors own EMC common stock or equity awards to purchase EMC common stock that will accelerate upon completion of the Dell Acquisition. In addition, some of our directors are executive officers or directors of EMC, and EMC, as the sole holder of our Class B common stock, is entitled to elect 7 of our 8 directors. Ownership of EMC common stock and equity awards to purchase EMC common stock by our directors and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC or, if the Dell Acquisition is completed, Denali, and we may be precluded from pursuing certain growth initiatives.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. If EMC were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to VMware, including the fact that VMware could lose the benefit of these arrangements with EMC. There can be no assurance that VMware would be able to renegotiate these arrangements with EMC or its successor-in-interest (including Denali, if the Dell Acquisition is completed) or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with EMC. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. During the first quarter of 2016, we recognized revenues of $111 million, and as of March 31, 2016, $282 million of sales were included in unearned revenues from such transactions with EMC. For additional information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our condensed consolidated financial statements and notes thereto.
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
EMC, which holds 80.9% of our outstanding stock is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to EMC stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser
In April 2016, VMware's board of directors authorized the repurchase of up to an aggregate of $1,200 million of VMware's Class A common stock through the end of 2016. The April 2016 stock repurchase authorization includes the amount remaining from VMware's previous stock repurchase authorization announced in January 2015, which was $835 million as of March 31, 2016. VMware’s Class A common stock has been, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.
VMware did not repurchase any shares of its Class A common stock as part of its publicly announced share repurchase program during the three months ended March 31, 2016.

ITEM 6.	EXHIBITS
See the Exhibit Index following the signature page of this Quarterly Report on Form 10-Q for a list of exhibits.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	May 5, 2016	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.27+	Letter Agreement between VMware, Inc. and Zane Rowe dated January 26, 2016	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement