Form 10-Q
period 2016-06-30
VMWARE, INC.
filed 2016-08-08
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 424,408,248 of which 124,408,248 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, vSphere, NSX, vCloud, vCloud Air, Workspace ONE, AirWatch, Horizon, VMware Virtual SAN, VSAN, vRealize and Horizon Suite are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
License	$644	$638	$1,216	$1,214
Services	1,049	959	2,066	1,894
GSA settlement	—	(76)	—	(76)
Total revenues	1,693	1,521	3,282	3,032
Operating expenses(1):
Cost of license revenues	40	46	81	96
Cost of services revenues	221	204	432	397
Research and development	363	322	720	627
Sales and marketing	580	565	1,144	1,100
General and administrative	167	180	338	367
Realignment charges	(1)	(2)	52	21
Operating income	323	206	515	424
Investment income	19	13	35	25
Interest expense with EMC	(7)	(7)	(13)	(13)
Other income (expense), net	2	1	—	—
Income before income taxes	337	213	537	436
Income tax provision	72	41	111	68
Net income	$265	$172	$426	$368
Net income per weighted-average share, basic for Class A and Class B	$0.62	$0.41	$1.00	$0.86
Net income per weighted-average share, diluted for Class A and Class B	$0.62	$0.40	$1.00	$0.86
Weighted-average shares, basic for Class A and Class B	425,107	424,169	424,169	426,055
Weighted-average shares, diluted for Class A and Class B	427,102	426,797	425,729	428,772
__________
(1) Includes stock-based compensation as follows:
Cost of license revenues	$—	$—	$1	$1
Cost of services revenues	13	10	25	22
Research and development	74	53	144	107
Sales and marketing	47	43	95	81
General and administrative	18	17	36	31
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$265	$172	$426	$368
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $6, $(4), $15 and $0	10	(5)	24	1
Reclassification of (gains) losses realized during the period, net of taxes of $0, $0, $2 and $0	—	—	3	—
Net change in market value of available-for-sale securities	10	(5)	27	1
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of taxes of $0 for all periods	(3)	5	—	(3)
Reclassification of (gains) losses realized during the period, net of taxes of $0 for all periods	1	(2)	1	—
Net change in market value of effective foreign currency forward contracts	(2)	3	1	(3)
Total other comprehensive income (loss)	8	(2)	28	(2)
Total comprehensive income (loss), net of taxes	$273	$170	$454	$366
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,991	$2,493
Short-term investments	5,674	5,016
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,215	1,633
Due from related parties, net	96	74
Other current assets	167	144
Total current assets	10,143	9,360
Property and equipment, net	1,073	1,128
Other assets	218	193
Deferred tax assets	442	456
Intangible assets, net	577	616
Goodwill	4,031	3,993
Total assets	$16,484	$15,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115	$138
Accrued expenses and other	735	746
Unearned revenues	3,276	3,245
Total current liabilities	4,126	4,129
Notes payable to EMC	1,500	1,500
Unearned revenues	1,846	1,831
Other liabilities	376	363
Total liabilities	7,848	7,823
Contingencies (refer to Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 125,792 and 121,947 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	2,991	2,728
Accumulated other comprehensive income (loss)	20	(8)
Retained earnings	5,621	5,195
Total VMware, Inc.’s stockholders’ equity	8,636	7,919
Non-controlling interests	—	4
Total stockholders’ equity	8,636	7,923
Total liabilities and stockholders’ equity	$16,484	$15,746
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income	$426	$368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174	159
Stock-based compensation	301	242
Excess tax benefits from stock-based compensation	(1)	(26)
Deferred income taxes, net	(5)	(22)
Impairment of strategic investments	5	—
Gain on sales of strategic investments	(1)	(1)
Other	5	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	417	305
Other assets	(23)	(13)
Due to/from related parties, net	(18)	63
Accounts payable	(10)	(33)
Accrued expenses	18	27
Income taxes payable	(36)	(49)
Unearned revenues	45	(21)
Net cash provided by operating activities	1,297	999
Investing activities:
Additions to property and equipment	(79)	(184)
Purchases of available-for-sale securities	(2,211)	(2,095)
Sales of available-for-sale securities	979	1,373
Maturities of available-for-sale securities	619	524
Proceeds from disposal of assets	3	—
Purchases of strategic investments	(27)	(4)
Sales of strategic investments	1	2
Business acquisitions, net of cash acquired	(59)	(21)
Decrease (increase) in restricted cash	(2)	1
Net cash used in investing activities	(776)	(404)
Financing activities:
Proceeds from issuance of common stock	52	69
Proceeds from non-controlling interests	—	4
Payment to acquire non-controlling interests	(4)	—
Repurchase of common stock	—	(850)
Excess tax benefits from stock-based compensation	1	26
Shares repurchased for tax withholdings on vesting of restricted stock	(72)	(124)
Net cash provided by (used in) financing activities	(23)	(875)
Net increase (decrease) in cash and cash equivalents	498	(280)
Cash and cash equivalents at beginning of the period	2,493	2,071
Cash and cash equivalents at end of the period	$2,991	$1,791
Supplemental disclosures of cash flow information:
Cash paid for interest	$14	$14
Cash paid for taxes, net	135	136
Non-cash items:
Changes in capital additions, accrued but not paid	$(19)	$(22)
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
As of June 30, 2016, EMC Corporation (“EMC”) held 80.6% of VMware’s outstanding common stock and 97.4% of the combined voting power of VMware’s outstanding common stock, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock. VMware is a majority-owned and controlled subsidiary of EMC, and its results of operations and financial position are consolidated with EMC’s financial statements. On October 12, 2015, Dell Inc. (“Dell”), Denali Holding Inc. (“Denali”) and EMC entered into a definitive merger agreement under which Denali has agreed to acquire EMC (the “Dell Acquisition”). On July 19, 2016, EMC shareholders approved the Dell Acquisition. The closing of the transaction remains subject to certain regulatory approvals.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. Non-controlling interests are presented as a separate component within total stockholders’ equity and represent the equity and cumulative pro-rata share of the results of operations attributable to the non-controlling interests. The portion of results of operations attributable to the non-controlling interests is eliminated in other income (expense), net on the condensed consolidated statements of income and is not presented separately as the amount was not material for the periods presented. During the second quarter of 2016, VMware acquired all of the non-controlling interests previously presented as a separate component within total stockholders’ equity. Refer to Note B for further discussion. All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with EMC and its subsidiaries are generally settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying transaction.
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
New Accounting Pronouncements
During March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718), which impacts the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated standard is effective for interim and annual periods beginning after December 15, 2016 and permits early adoption in any interim or annual period. The Company is currently evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.
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
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, which provide interpretive clarifications on the new guidance in Topic 606. The updates are effective for the Company in the first quarter of 2018 and permit the use of either the retrospective or cumulative effect transition method. Early adoption is permitted, but not earlier than the first quarter of 2017. The Company has not selected a transition method and is currently evaluating the effect that the updates will have on its consolidated financial statements and related disclosures.
B. Business Combination, Definite-Lived Intangible Assets, Net, Goodwill and Joint Venture
Business Combination
On June 21, 2016, VMware acquired all of the outstanding shares of Arkin Net, Inc. (“Arkin”) for approximately $67 million of cash, net of liabilities assumed. VMware acquired Arkin, a provider of software-defined data center security and operations, as part of a strategy to accelerate customers’ adoption of VMware NSX and software-defined data centers. The pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the current year, were not material for disclosure purposes.
The following table summarizes the preliminary allocation of the consideration to the fair value of the assets acquired and liabilities assumed (table in millions):

Cash	$7
Intangible assets	26
Goodwill	38
Deferred tax assets	5
Other acquired assets	1
Total assets acquired	77
Deferred tax liabilities	(10)
Total liabilities assumed	(10)
Fair value of assets acquired and liabilities assumed	$67
The identifiable intangible assets acquired were primarily related to purchased technology with estimated useful lives of four to five years. Goodwill is not expected to be deductible for U.S. income tax purposes.
Prior to the closing of the acquisition on June 21, 2016, EMC owned approximately 16% of the outstanding shares of Arkin. As a result of the acquisition, cash paid to EMC was approximately $13 million.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Definite-Lived Intangible Assets, Net
As of June 30, 2016 and December 31, 2015, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	June 30, 2016
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$672	$(345)	$327
Leasehold interest	34.9	149	(22)	127
Customer relationships and customer lists	8.3	135	(56)	79
Trademarks and tradenames	8.6	61	(20)	41
Other	5.4	5	(2)	3
Total definite-lived intangible assets		$1,022	$(445)	$577

	December 31, 2015
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$648	$(298)	$350
Leasehold interest	34.9	149	(20)	129
Customer relationships and customer lists	8.4	148	(62)	86
Trademarks and tradenames	8.6	61	(16)	45
Other	2.9	20	(14)	6
Total definite-lived intangible assets		$1,026	$(410)	$616
Amortization expense on definite-lived intangible assets was $32 million and $65 million during the three and six months ended June 30, 2016, respectively, and $37 million and $74 million during the three and six months ended June 30, 2015, respectively.
Based on intangible assets recorded as of June 30, 2016 and assuming no subsequent additions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in millions):

Remainder of 2016	$66
2017	127
2018	115
2019	93
2020	43
Thereafter	133
Total	$577
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the six months ended June 30, 2016 (table in millions):

Balance, January 1, 2016	3,993
Increase in goodwill related to a business combination	38
Balance, June 30, 2016	$4,031

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Joint Venture
During the year ended December 31, 2014, VMware established a joint venture intended to expand VMware vCloud Air services in Japan. At December 31, 2015, VMware had a controlling interest in the joint venture and approximately 51% of the ownership. Accordingly, VMware consolidated the financial results of the joint venture. During the second quarter of 2016, VMware acquired all of the remaining non-controlling interests in the joint venture for $4 million.
C. Realignment Charges
On January 22, 2016, VMware approved a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the six months ended June 30, 2016. VMware recognized $49 million of severance-related realignment charges during the six months ended June 30, 2016 on the condensed consolidated statements of income. Additionally, VMware is in the process of consolidating certain facilities as part of this plan, which resulted in the recognition of $3 million of related charges during the six months ended June 30, 2016 on the condensed consolidated statements of income. As of June 30, 2016, $5 million remained in accrued expenses and other on the condensed consolidated balance sheets, which is generally expected to be paid during 2016. Actions associated with the plan were substantially completed by June 30, 2016.
During the first quarter of 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. As a result of these actions, $21 million of realignment charges were recognized during the six months ended June 30, 2015, which consisted of severance-related costs. An immaterial credit was recognized during the three months ended June 30, 2015.
The following table summarizes the activity for the accrued realignment charges for the six months ended June 30, 2016 and June 30, 2015 (tables in millions):

	For the Six Months Ended June 30, 2016
	Balance as of January 1, 2016	Realignment Charges	Utilization	Balance as of June 30, 2016
Severance-related costs	$3	$49	$(50)	$2
Costs to exit facilities	—	3	—	3
Total	$3	$52	$(50)	$5

	For the Six Months Ended June 30, 2015
	Balance as of January 1, 2015	Realignment Charges	Utilization	Balance as of June 30, 2015
Severance-related costs	$8	21	(27)	$2
D. Net Income per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, including performance stock units, and stock options, including purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computations of basic and diluted net income per share during the three and six months ended June 30, 2016 and 2015 (net income in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$265	$172	$426	$368
Weighted-average shares, basic for Class A and Class B	425,107	424,169	424,169	426,055
Effect of dilutive securities	1,995	2,628	1,560	2,717
Weighted-average shares, diluted for Class A and Class B	427,102	426,797	425,729	428,772
Net income per weighted-average share, basic for Class A and Class B	$0.62	$0.41	$1.00	$0.86
Net income per weighted-average share, diluted for Class A and Class B	$0.62	$0.40	$1.00	$0.86
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the three and six months ended June 30, 2016 and 2015, because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Anti-dilutive securities:
Employee stock options	2,065	2,100	2,207	2,206
Restricted stock units	3,315	90	9,512	399
Total	5,380	2,190	11,719	2,605

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of June 30, 2016 and December 31, 2015 consisted of the following (tables in millions):

	June 30, 2016
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$542	$—	$—	$542
Cash equivalents:
Money-market funds	$2,374	$—	$—	$2,374
Time deposits	13	—	—	13
Municipal obligations	62	—	—	62
Total cash equivalents	$2,449	$—	$—	$2,449
Short-term investments:
U.S. Government and agency obligations	$956	$5	$—	$961
U.S. and foreign corporate debt securities	3,936	24	(1)	3,959
Foreign governments and multi-national agency obligations	29	—	—	29
Municipal obligations	500	—	—	500
Asset-backed securities	8	—	—	8
Mortgage-backed securities	216	1	—	217
Total short-term investments	$5,645	$30	$(1)	$5,674
Other assets:
Marketable available-for-sale equity securities	$15	$2	$—	$17

	December 31, 2015
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$725	$—	$—	$725
Cash equivalents:
Money-market funds	$1,763	$—	$—	$1,763
Time deposits	5	—	—	5
Total cash equivalents	$1,768	$—	$—	$1,768
Short-term investments:
Time deposits	$12	$—	$—	$12
U.S. Government and agency obligations	753	—	(3)	750
U.S. and foreign corporate debt securities	3,263	1	(12)	3,252
Foreign governments and multi-national agency obligations	35	—	—	35
Municipal obligations	705	1	—	706
Asset-backed securities	20	—	—	20
Mortgage-backed securities	243	—	(2)	241
Total short-term investments	$5,031	$2	$(17)	$5,016
Other assets:
Marketable available-for-sale equity securities	$15	$3	$—	$18
Refer to Note F for further information regarding the fair value of VMware’s cash equivalents and investments.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware evaluated its available-for-sale investments as of June 30, 2016 and December 31, 2015 to determine whether or not any security had experienced an other-than-temporary decline in fair value. As of June 30, 2016 and December 31, 2015, VMware did not consider any of its available-for-sale investments to be other-than-temporarily impaired. The realized gains and losses on investments during the three and six months ended June 30, 2016 and 2015 were not material.
Unrealized losses on cash equivalents and available-for-sale investments as of June 30, 2016 and December 31, 2015, which have been in a net loss position for less than twelve months, were classified by asset class as follows (table in millions):

	June 30, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$24	$—	$657	$(3)
U.S. and foreign corporate debt securities	385	(1)	2,564	(11)
Mortgage-backed securities	67	—	171	(1)
Total	$476	$(1)	$3,392	$(15)
As of June 30, 2016 and December 31, 2015, unrealized losses on cash equivalents and available-for-sale investments in the other investment categories, which have been in a net loss position for less than twelve months, were not material. Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for twelve months or greater, were not material as of June 30, 2016 and December 31, 2015.
Contractual Maturities
The contractual maturities of short-term investments held at June 30, 2016 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,947	$1,947
Due after 1 year through 5 years	3,427	3,453
Due after 5 years through 10 years	109	111
Due after 10 years	162	163
Total short-term investments	$5,645	$5,674
F. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

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
VMware’s fixed income securities are primarily classified as Level 2, with the exception of some of the U.S. Government and agency obligations which are classified as Level 1. Additionally, VMware’s Level 2 classification includes forward contracts and notes payable to EMC. At June 30, 2016 and December 31, 2015, VMware’s Level 2 securities were generally priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
VMware did not have any material assets or liabilities that fell into Level 3 of the fair value hierarchy as of June 30, 2016 and December 31, 2015, and there have been no transfers between fair value measurement levels during the three and six months ended June 30, 2016 and 2015.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s cash equivalents, available-for-sale securities, and forward contracts that were required to be measured at fair value as of June 30, 2016 and December 31, 2015 (tables in millions):

	June 30, 2016
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,374	$—	$2,374
Time deposits	—	13	13
Municipal obligations	—	62	62
Total cash equivalents	$2,374	$75	$2,449
Short-term investments:
U.S. Government and agency obligations	$667	$294	$961
U.S. and foreign corporate debt securities	—	3,959	3,959
Foreign governments and multi-national agency obligations	—	29	29
Municipal obligations	—	500	500
Asset-backed securities	—	8	8
Mortgage-backed securities	—	217	217
Total short-term investments	$667	$5,007	$5,674
Other assets:
Marketable available-for-sale equity securities	$17	$—	$17
Other current assets:
Forward contracts	$—	$2	$2

	December 31, 2015
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,763	$—	$1,763
Time deposits	—	5	5
Total cash equivalents	$1,763	$5	$1,768
Short-term investments:
Time deposits	$—	$12	$12
U.S. Government and agency obligations	543	207	750
U.S. and foreign corporate debt securities	—	3,252	3,252
Foreign governments and multi-national agency obligations	—	35	35
Municipal obligations	—	706	706
Asset-backed securities	—	20	20
Mortgage-backed securities	—	241	241
Total short-term investments	$543	$4,473	$5,016
Other assets:
Marketable available-for-sale equity securities	$18	$—	$18
Accrued expenses and other:
Forward contracts	$—	$(1)	$(1)
VMware has elected not to record its notes payable to EMC at fair value, but has measured the notes at fair value for disclosure purposes. As of June 30, 2016, the fair value of the notes payable to EMC approximated its carrying value due to the minimal difference between the fair market interest rate as of June 30, 2016 and the fixed interest rate for the notes payable to

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

EMC. As of December 31, 2015, the fair value of the notes payable to EMC was approximately $1,474 million. Fair value was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees that allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets and liabilities associated with this plan were both approximately $27 million and $20 million as of June 30, 2016 and December 31, 2015, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
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
During the six months ended June 30, 2016, VMware recognized charges of approximately $5 million, as a result of determining that certain strategic investments were considered to be other-than-temporarily impaired. There was no impairment charge during the three months ended June 30, 2016 and the three and six months ended June 30, 2015. All other realized gains and losses on investments during the three and six months ended June 30, 2016 and 2015 were not material. Strategic investments are included in other assets on the condensed consolidated balance sheets. The carrying value of VMware’s strategic investments accounted for under the cost method was $125 million and $103 million as of June 30, 2016 and December 31, 2015, respectively.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and six months ended June 30, 2016 and 2015, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not material. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the condensed consolidated statements of income as incurred.
VMware enters into forward contracts annually, which have maturities of twelve months or less. As of June 30, 2016 and December 31, 2015, VMware had forward contracts designated as cash flow hedges with a total notional value of $109 million and $213 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and six months ended June 30, 2016 and 2015, all cash flow hedges were considered effective.
Forward Contracts Not Designated as Hedges
VMware has established a program that utilizes forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. These forward contracts are not designated as hedging instruments under

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net on the condensed consolidated statements of income.
VMware enters into forward contracts on a monthly basis, which typically have a contractual term of one month. As of June 30, 2016 and December 31, 2015, VMware had outstanding forward contracts with a total notional value of $641 million and $721 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and six months ended June 30, 2016, VMware recognized a gain of $11 million and a loss of $12 million, respectively, relating to the settlement of forward contracts. During the three and six months ended June 30, 2015, VMware recognized a loss of $20 million and a gain of $21 million, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses derived from the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net loss of $1 million and $3 million, respectively, during the three and six months ended June 30, 2016. The combined gains and losses derived from the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net loss of $3 million and $9 million during the three and six months ended June 30, 2015, respectively. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
H. Unearned Revenues
Unearned revenues as of June 30, 2016 and December 31, 2015 consisted of the following (table in millions):

	June 30, 2016	December 31, 2015
Unearned license revenues	$455	$428
Unearned software maintenance revenues	4,189	4,174
Unearned professional services revenues	478	474
Total unearned revenues	$5,122	$5,076
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
Unearned software maintenance revenues are attributable to VMware’s maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at June 30, 2016 was approximately two years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
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
On March 4, 2015, Christoph Hellwig, a software developer who alleges that software code he wrote is used in a component of the Company’s vSphere product, filed a lawsuit against VMware in the Hamburg Regional Court in Germany

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

alleging copyright infringement for failing to comply with the terms of an open source General Public License v.2 (“GPL v.2”) and seeking an order requiring VMware to comply with the GPL v.2 or cease distribution of any affected code within Germany. On July 8, 2016, the German court issued a written decision dismissing Mr. Hellwig’s lawsuit because he failed to show that his protectable software code had been used in VMware’s product.
While VMware believes that it has valid defenses against each of the above legal matters, given the unpredictable nature of legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a material adverse effect on VMware’s condensed consolidated financial statements.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of June 30, 2016, amounts accrued relating to these other matters arising as part of the ordinary course of business were not considered material. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
J. Stockholders’ Equity
VMware Stock Repurchases
During April 2016, VMware’s board of directors authorized the repurchase of up to an aggregate of $1,200 million of VMware’s Class A common stock through the end of 2016. The aggregate authorized stock repurchase amount of $1,200 million includes the amount remaining from VMware’s previous stock repurchase authorization announced on January 27, 2015, which was $835 million as of June 30, 2016. Stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate, legal and regulatory requirements and other market and economic conditions. VMware is not obligated to purchase any shares under its stock repurchase programs. Purchases can be discontinued at any time VMware believes additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no repurchases of our Class A common stock during the three and six months ended June 30, 2016. The following table summarizes stock repurchase activity during the three and six months ended June 30, 2015 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2015
Aggregate purchase price	$412	$850
Class A common shares repurchased	4,750	10,116
Weighted-average price per share	$86.71	$84.02
The aggregate purchase price of repurchased shares includes commissions and is classified as a reduction to additional paid-in capital.
VMware Stock Options
Stock option activity was not material during the six months ended June 30, 2016. As of June 30, 2016, there were 2.6 million stock options outstanding. The stock options outstanding as of June 30, 2016 had an aggregate intrinsic value of $37 million based on VMware’s closing stock price as of June 30, 2016.
VMware Restricted Stock
VMware’s restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. RSUs are valued based on VMware’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware’s restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain of VMware’s executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued.
The following table summarizes restricted stock activity since January 1, 2016 (units in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2016	18,693	$77.29
Granted	9,974	56.28
Vested	(3,719)	80.94
Forfeited	(2,310)	79.31
Outstanding, June 30, 2016	22,638	67.22
The total fair value of VMware restricted stock that vested during the six months ended June 30, 2016 was $113 million. As of June 30, 2016, restricted stock representing 22.6 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,295 million based on VMware’s closing stock price as of June 30, 2016.
As of June 30, 2016, the total unrecognized compensation cost for stock options and restricted stock was $1,197 million and will be recognized through 2020 with a weighted-average remaining period of 1.5 years.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the six months ended June 30, 2016 and 2015 were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2016	$(7)	$(1)	$(8)
Unrealized gains (losses), net of taxes of $15, $0 and $15	24	—	24
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income, net of taxes of $2, $0 and $2	3	1	4
Balance, June 30, 2016	$20	$—	$20

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2015	$—	$(1)	$(1)
Unrealized gains (losses), net of taxes of $0	1	(3)	(2)
Balance, June 30, 2015	$1	$(4)	$(3)
Unrealized gains on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income in the period that such gains are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense functional line items on the condensed consolidated statements of income during the three and six months ended June 30, 2016 and 2015 were not material to the individual functional line items.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Information about VMware’s revenues and receipts from such arrangements during the three and six months ended June 30, 2016 and 2015 and unearned revenues from such arrangements as of June 30, 2016 and December 31, 2015 consisted of the following (table in millions):

	Revenues and Receipts				Unearned Revenues
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Reseller revenues	$85	$69	$163	$131	$313	$292
Internal-use revenues	14	6	19	9	18	11
Professional services revenues	26	24	51	48	—	3
Agency fee revenues	1	3	2	4	—	—
Reimbursement for services to Pivotal	—	1	1	2	n/a	n/a
VMware and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from EMC.

•	From time to time, VMware and EMC enter into agreements to collaborate on technology projects, and VMware pays EMC for services provided to VMware by EMC related to such projects.

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
Information about VMware’s costs from such arrangements for the three and six months ended June 30, 2016 and 2015 consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Purchases and leases of products and purchases of services	$17	$12	$34	$31
Collaborative technology project costs	—	1	—	3
EMC subsidiary support and administrative costs	21	26	44	54
VMware also purchases EMC products through EMC’s channel partners. Purchases of EMC products through EMC’s channel partners were not material during the three and six months ended June 30, 2016. Purchases of EMC products through EMC’s channel partners were $18 million and $26 million during the three and six months ended June 30, 2015, respectively.
Tax Sharing Agreement with EMC
VMware has made payments to EMC pursuant to a tax sharing agreement. The following table summarizes the payments made during the three and six months ended June 30, 2016 and 2015 (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Payments from VMware to EMC	$54	$43	$95	$92
Payments from VMware to EMC under the tax sharing agreement relate to VMware’s portion of federal income taxes on EMC’s consolidated tax return as well as the state payments for combined states. The amounts that VMware pays to EMC for

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

its portion of federal income taxes on EMC’s consolidated tax return differ from the amounts VMware would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. During the three and six months ended June 30, 2016, the difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was $14 million and $15 million, respectively. During the three and six months ended June 30, 2015, the difference was not material.
Due To/From Related Parties, Net
As a result of the related party transactions with EMC described above, amounts due to and from related parties, net as of June 30, 2016 and December 31, 2015 consisted of the following (table in millions):

	June 30,	December 31,
	2016	2015
Due (to) related parties	$(49)	$(68)
Due from related parties	145	142
Due (to) from related parties, net	$96	$74

Income tax due (to) from related parties	$10	$(18)
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
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and six months ended June 30, 2016, $7 million and $13 million, respectively, of interest expense was recognized. During the three and six months ended June 30, 2015, $7 million and $13 million, respectively, of interest expense was recognized.
Pivotal
During 2013, VMware transferred certain assets and liabilities to Pivotal in exchange for preferred equity interests in Pivotal’s outstanding shares. As of December 31, 2015, VMware’s ownership interest in Pivotal was 28%.
In April 2016, VMware contributed $20 million in cash to Pivotal in exchange for additional preferred equity interests in Pivotal. As of June 30, 2016, VMware’s ownership interest in Pivotal was 17% and continued to be accounted for under the cost method. The decrease in VMware’s ownership interest was a result of investments made by other investors.
L. Segment Information
VMware operates in one reportable operating segment, thus all required financial segment information can be found on the condensed consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues by geographic area for the three and six months ended June 30, 2016 and 2015 were as follows (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$870	$742	$1,671	$1,504
International	823	779	1,611	1,528
Total	$1,693	$1,521	$3,282	$3,032
Revenues by geographic area are based on the ship-to addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenues for the three and six months ended June 30, 2016 and 2015.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of June 30, 2016 and December 31, 2015 were as follows (table in millions):

	June 30, 2016	December 31, 2015
United States	$817	$831
International	134	148
Total	$951	$979
No individual country other than the United States accounted for 10% or more of these assets as of June 30, 2016 and December 31, 2015, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of June 30, 2016 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2015 contained in our Form 10-K filed on February 25, 2016.
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
SDDC or Software-Defined Data Center
Our SDDC technologies are the basis for the private cloud environment and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. Historically, the majority of our license sales have been from VMware vSphere, which is included in our compute product category within our SDDC product group. However, the market for our compute products is reaching maturity, and VMware vSphere license sales have been declining. As the transformation of the IT industry continues, we expect that our growth of license sales within the SDDC product group will be increasingly derived from sales of our newer products and services solutions across our SDDC portfolio. We have experienced continued growth in sales volume of VMware NSX (“NSX”), our network virtualization solution, through the first half of 2016. We also continue to see growth in sales volume of our Virtual SAN (“VSAN”) products as well as other newer offerings.
Hybrid Cloud Computing
Our cloud strategy has three components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud, and (iii) connect and secure endpoints across a range of public clouds.
Hybrid cloud computing is comprised of VMware vCloud Air Network (“vCAN”) Service Providers Program and VMware vCloud Air (“vCloud Air”) offerings. Revenues derived from vCAN continued to grow during the second quarter of 2016. We have narrowed the focus of vCloud Air to provide specialized cloud software and services unique to VMware that are distinct from those offered by other cloud providers.
End-User Computing
End-user computing includes VMware Workspace ONE, which consists primarily of VMware AirWatch (“AirWatch”) and Horizon desktop and application virtualization (“Horizon”). Our AirWatch business model includes an on-premise solution that we offer through the sale of perpetual licenses and an off-premise solution that we offer as software-as-a-service (“SaaS”). AirWatch products and services continued to contribute to the growth of our end-user computing product group during the three and six months ended June 30, 2016.
Business Realignment Plan
On January 22, 2016, we approved a plan to streamline our operations with plans to reinvest the associated savings in field, technical and support resources associated with growth products. We eliminated approximately 800 positions and personnel and recognized $52 million of realignment charges during the six months ended June 30, 2016. Actions associated with this plan were substantially completed as of June 30, 2016.

Dell and EMC Merger
We are a majority-owned and controlled subsidiary of EMC Corporation (“EMC”). As of June 30, 2016, EMC held 80.6% of our outstanding common stock and 97.4% of the combined voting power of our outstanding common stock, including 43 million shares of our Class A common stock and all of our Class B common stock.
On October 12, 2015, Dell Inc. (“Dell”), Denali Holding Inc. (“Denali”) and EMC entered into a definitive merger agreement under which Denali has agreed to acquire EMC (the “Dell Acquisition”). Under the terms of the agreement, we will continue to operate as a publicly traded company. Upon closing of the transaction, a portion of the merger consideration that EMC shareholders will receive will include shares of Class V common stock that will be registered with the Securities and Exchange Commission and issued by Denali. Pursuant to the terms of the agreement, it is expected that approximately 0.111 shares of Class V common stock will be issued by Denali for each EMC share. Denali has also disclosed that the Class V common stock will be a publicly traded tracking stock that, upon issuance, is intended to track the performance of an approximately 53% economic interest in our business. On July 19, 2016, EMC shareholders approved the Dell Acquisition. The closing of the transaction remains subject to certain regulatory approvals.
Results of Operations
Approximately 70% of our sales are denominated in the U.S. dollar, however, we also invoice and collect in the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi in their respective regions. In addition, we incur and pay operating expenses in currencies other than the U.S. dollar. As a result, our financial statements, including our revenues, operating expenses, unearned revenues, and the resulting cash flows derived from the U.S. dollar equivalent of foreign currency transactions are impacted by foreign exchange fluctuations.
Revenues
Our revenues during the three and six months ended June 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended					Six Months Ended
	June 30,		$ Change	% Change		June 30,		$ Change	% Change
	2016	2015	Actual	Actual	Constant Currency	2016	2015	Actual	Actual	Constant Currency
Revenues:
License	$644	$638	$6	1%	1%	$1,216	$1,214	$2	—%	1%
Services:
Software maintenance	915	829	86	10		1,806	1,641	165	10
Professional services	134	130	4	3		260	253	8	3
Total services	1,049	959	91	9		2,066	1,894	173	9
GSA settlement	—	(76)	76	(100)		—	(76)	76	(100)
Total revenues	$1,693	$1,521	$172	11	11	$3,282	$3,032	$250	8	9

Revenues:
United States	$870	$742	$128	17%		$1,671	$1,504	$167	11%
International	823	779	44	6		1,611	1,528	84	5
Total revenues	$1,693	$1,521	$172	11	11	$3,282	$3,032	$250	8	9
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

Hybrid cloud, including vCAN and vCloud Air, and our SaaS offerings, including our AirWatch mobile solutions, increased to approximately 8% of our total revenues during the three and six months ended June 30, 2016. vCAN revenues are generally included in license revenues and our SaaS revenues, including vCloud Air and our AirWatch mobile solutions, are included in both license and services revenues.
While we are seeing strong growth across our portfolio of emerging products, our compute products are reaching maturity and the sales of these products are expected to represent a decreasing percentage of our total business going forward. Taking this into account, we expect our total revenue growth in 2016 to slow as sales transition to our emerging products.
License Revenues
Overall license revenues during the three and six months ended June 30, 2016 increased slightly when compared with the same periods in 2015. While we experienced increased sales in our emerging products, including NSX and VSAN, as well as our vCAN offering, our license revenue growth rate was negatively impacted by certain factors, including lower license sales of our core compute products and increased growth derived from our hybrid cloud and SaaS offerings. Perpetual license revenues that are part of a multi-year arrangement are generally recognized upon delivery of the underlying license using the residual method, whereas revenues derived from our hybrid cloud and SaaS offerings are recognized over a period of time.
During 2016, we expect sales of our emerging products to continue to increase as a percentage of total revenues, and we expect overall license revenue growth in 2016 to be flat when compared with 2015.
Services Revenues
During the three and six months ended June 30, 2016, software maintenance revenues benefited from renewals of our software maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers bought, on a weighted-average basis, more than 24 months of support and maintenance with each new license purchased.
Professional services revenues increased slightly during the three and six months ended June 30, 2016 when compared to the same period in 2015. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our offerings to independently provide professional services to our customers, our professional services revenues will vary based on the delivery channels used in any given period as well as the timing of engagements.
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
Unearned Revenues
Our unearned revenues as of June 30, 2016 and December 31, 2015 were as follows (table in millions):

	June 30, 2016	December 31, 2015
Unearned license revenues	$455	$428
Unearned software maintenance revenues	4,189	4,174
Unearned professional services revenues	478	474
Total unearned revenues	$5,122	$5,076
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
Unearned software maintenance revenues are attributable to our maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at June 30, 2016 was approximately two years. Unearned professional services revenues result primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.

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
Cost of License Revenues, Cost of Services Revenues and Operating Expenses
Our cost of services revenues and operating expenses were primarily impacted by increasing employee-related expenses including salaries, bonuses, commissions and stock-based compensation across most of our income statement expense categories, net of realignment activities, when compared to the same period in 2015. We expect this trend to continue. As part of the realignment plan approved in January 2016, we expect to reinvest the associated savings primarily in research and development as well as sales and marketing.
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
Our cost of license revenues during the three and six months ended June 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of license revenues	$40	$46	$(6)	(13)%	$80	$95	$(16)	(17)%
Stock-based compensation	—	—	—	4	1	1	—	5
Total expenses	$40	$46	$(6)	(12)	$81	$96	$(16)	(16)
% of License revenues	6%	7%			7%	8%
Cost of license revenues decreased during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to a decrease in royalty costs of $3 million and $9 million, respectively. In addition, amortization of intangible assets decreased by $3 million and $5 million during the three and six months ended June 30, 2016, respectively.
Cost of Services Revenues
Our cost of services revenues primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products and to provide professional services. Additionally, our cost of services revenues includes depreciation on equipment supporting our service offerings.
Our cost of services revenues during the three and six months ended June 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of services revenues	$208	$194	$15	8%	$407	$375	$31	8%
Stock-based compensation	13	10	2	21	25	22	3	15
Total expenses	$221	$204	$17	8	$432	$397	$34	9
% of Services revenues	21%	21%			21%	21%
Cost of services revenues increased during the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase was primarily due to growth in cash-based employee-related expenses of $11 million and $29 million during the three and six months ended June 30, 2016, respectively. Additionally, during the six months ended June 30, 2016, equipment and depreciation increased by $9 million. These increases were partially offset by the favorable impact of $6 million during the six months ended June 30, 2016 resulting from fluctuations in the exchange rates between the U.S. dollar and the foreign currencies in which we incur expenses.
Research and Development Expenses
Our research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.
Our research and development expenses during the three and six months ended June 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$289	$269	$20	7%	$576	$520	$56	11%
Stock-based compensation	74	53	21	39	144	107	37	35
Total expenses	$363	$322	$41	13	$720	$627	$93	15
% of Total revenues	21%	21%			22%	21%
Research and development expenses increased during the three and six months ended June 30, 2016 compared to the same periods in 2015. These increases were primarily driven by growth in cash-based employee-related expenses of $21 million and $48 million during the three and six months ended June 30, 2016, respectively. In addition, stock-based compensation increased by $21 million and $37 million during the three and six months ended June 30, 2016, respectively, primarily driven by an increase in restricted stock awards granted to existing employees. Equipment and depreciation costs also increased by $7 million during the six months ended June 30, 2016.
Sales and Marketing Expenses
Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches. Sales commissions are generally earned and expensed when a firm order is received from the customer.
Our sales and marketing expenses during the three and six months ended June 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$533	$522	$10	2%	$1,049	$1,019	$30	3%
Stock-based compensation	47	43	5	12	95	81	14	17
Total expenses	$580	$565	$15	3	$1,144	$1,100	$44	4
% of Total revenues	34%	37%			35%	36%
Sales and marketing expenses increased during the three and six months ended June 30, 2016 compared to the same periods in 2015. These increases were primarily driven by growth in cash-based employee-related expenses of $24 million and $57 million during the three and six months ended June 30, 2016, respectively, due primarily to higher commission expense resulting from increased sales volume. In addition, stock-based compensation increased by $14 million during the six months ended June 30, 2016 primarily driven by an increase in restricted stock awards granted to existing employees. These increases were partially offset by the favorable impact of $4 million and $17 million during the three and six months ended June 30, 2016, respectively, resulting from fluctuations in the exchange rates between the U.S. dollar and the foreign currencies in which we incur expenses, as well as decreases in costs incurred for marketing programs and related initiatives of $4 million and $12 million during the three and six months ended June 30, 2016, respectively. Equipment, depreciation and facilities-related costs also decreased by $4 million during the three months ended June 30, 2016.

General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
Our general and administrative expenses during the three and six months ended June 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative	$149	$163	$(14)	(8)%	$302	$336	$(33)	(10)%
Stock-based compensation	18	17	—	2	36	31	5	16
Total expenses	$167	$180	$(13)	(7)	$338	$367	$(28)	(8)
% of Total revenues	10%	12%			10%	12%
General and administrative expenses decreased during the three and six months ended June 30, 2016 compared to the same periods in 2015. These decreases were primarily driven by a decrease in installment payments to certain key employees of AirWatch subject to the achievement of specified employment conditions. Compensation expense relating to these installment payments decreased by $41 million and $68 million during the three and six months ended June 30, 2016. The final payment was made during the first quarter of 2016. These decreases were partially offset by an increase in charitable donations of $9 million and $14 million and an increase in equipment and depreciation-related costs of $8 million and $15 million during the three and six months ended June 30, 2016, respectively. Cash-based employee-related expenses also increased by $8 million during the three and six months ended June 30, 2016.
Realignment Charges
Our realignment charges during the three and six months ended June 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Realignment charges	$(1)	$(2)	$1	(57)%	$52	$21	$32	154%
% of Total revenues	—%	—%			2%	1%
On January 22, 2016, we approved a plan to streamline our operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the six months ended June 30, 2016. We recognized $49 million of severance-related realignment charges during the six months ended June 30, 2016 on the condensed consolidated statements of income. Additionally, we are in the process of consolidating certain facilities as part of this plan, which resulted in the recognition of $3 million of related charges during the six months ended June 30, 2016 on the condensed consolidated statements of income. As of June 30, 2016, $5 million remained in accrued expenses and other on the condensed consolidated balance sheets, which is generally expected to be paid during 2016. Actions associated with the plan were substantially completed by June 30, 2016.
During the first quarter of 2015, we eliminated approximately 350 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $21 million of realignment charges were recognized during the six months ended June 30, 2015, which consisted of severance-related costs. An immaterial credit was recognized during the three months ended June 30, 2015.
Income Tax Provision
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete items. Our quarterly effective income tax rate was 21.4% and 20.7% during the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, our effective tax rate was 19.3% and 15.5%, respectively. Our estimated annual effective tax rate increased primarily as a result of the shift in the mix of our earnings from our lower tax non-U.S.

jurisdictions to the U.S. During the three and six months ended June 30, 2015, discrete items included a $19 million benefit recognized in connection with the GSA settlement which occurred during the second quarter of 2015.
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
The EMC consolidated group is routinely under audit by the Internal Revenue Service (“IRS”). All U.S. federal income tax matters have been concluded for years through 2010, except for any matters under appeal. The IRS is currently auditing the EMC consolidated group’s federal tax returns for tax year 2011. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions.
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
Our Relationship with EMC
As of June 30, 2016, EMC owned 43 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 80.6% of our total outstanding shares of common stock and 97.4% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with EMC and the Dell Acquisition” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Information about our revenues and receipts from such arrangements during the three and six months ended June 30, 2016 and 2015 and unearned revenues from such arrangements as of June 30, 2016 and December 31, 2015 consisted of the following (table in millions):

	Revenues and Receipts				Unearned Revenues
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Reseller revenues	$85	$69	$163	$131	$313	$292
Internal-use revenues	14	6	19	9	18	11
Professional services revenues	26	24	51	48	—	3
Agency fee revenues	1	3	2	4	—	—
Reimbursement for services to Pivotal	—	1	1	2	n/a	n/a
We and EMC engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from EMC.

•	From time to time, we and EMC enter into agreements to collaborate on technology projects, and we pay EMC for services provided to us by EMC related to such projects.

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
Information about our costs from such arrangements for the three and six months ended June 30, 2016 and 2015 consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Purchases and leases of products and purchases of services	$17	$12	$34	$31
Collaborative technology project costs	—	1	—	3
EMC subsidiary support and administrative costs	21	26	44	54
We also purchase EMC products through EMC’s channel partners. Purchases of EMC products through EMC’s channel partners were not material during the three and six months ended June 30, 2016. Purchases of EMC products through EMC’s channel partners were $18 million and $26 million during the three and six months ended June 30, 2015, respectively.
Tax Sharing Agreement with EMC
We have made payments to EMC pursuant to a tax sharing agreement. The following table summarizes the payments made during the three and six months ended June 30, 2016 and 2015 (table in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Payments from us to EMC	$54	$43	$95	$92
Payments from us to EMC under the tax sharing agreement relate to our portion of federal income taxes on EMC’s consolidated tax return as well as the state payments for combined states. The amounts that we pay to EMC for our portion of federal income taxes on EMC’s consolidated tax return differ from the amounts we would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. During the three and six months ended June 30, 2016, the difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was $14 million and $15 million, respectively. During the three and six months ended June 30, 2015, the difference was not material.
Due To/From Related Parties, Net
As a result of the related party transactions with EMC described above, amounts due to and from related parties, net as of June 30, 2016 and December 31, 2015 consisted of the following (table in millions):

	June 30,	December 31,
	2016	2015
Due (to) related parties	$(49)	$(68)
Due from related parties	145	142
Due (to) from related parties, net	$96	$74

Income tax due (to) from related parties	$10	$(18)
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
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and six months ended June 30, 2016, $7 million and $13 million, respectively, of interest expense was recognized. During the three and six months ended June 30, 2015, $7 million and $13 million, respectively, of interest expense was recognized.
Pivotal
During 2013, we transferred certain assets and liabilities to Pivotal in exchange for preferred equity interests in Pivotal’s outstanding shares. As of December 31, 2015, our ownership interest in Pivotal was 28%.
In April 2016, we contributed $20 million in cash to Pivotal in exchange for additional preferred equity interests in Pivotal. As of June 30, 2016, our ownership interest in Pivotal was 17% and continued to be accounted for under the cost method. The decrease in our ownership interest was a result of investments made by other investors.
Liquidity and Capital Resources
At June 30, 2016 and 2015, we held cash, cash equivalents and short-term investments as follows (table in millions):

	June 30,
	2016	2015
Cash and cash equivalents	$2,991	$1,791
Short-term investments	5,674	5,205
Total cash, cash equivalents and short-term investments	$8,665	$6,996
As of June 30, 2016, we held a diversified portfolio of money market funds, time deposits and fixed income securities totaling $8,123 million. Our fixed income securities are denominated in U.S. dollars and primarily consist of highly liquid debt instruments of the U.S. Government and its agencies, municipal obligations, mortgage-backed securities and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk. As of June 30, 2016, our total cash, cash equivalents and short-term investments were $8,665 million, of which $6,599 million was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on substantially all of the undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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
Our cash flows summarized for the six months ended June 30, 2016 and 2015 were as follows (table in millions):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$1,297	$999
Investing activities	(776)	(404)
Financing activities	(23)	(875)
Net increase (decrease) in cash and cash equivalents	$498	$(280)
Operating Activities
Cash provided by operating activities increased $298 million during the six months ended June 30, 2016 as compared to the same period in 2015, driven by changes in accounts receivable resulting from increased cash collections during the six months ended June 30, 2016. Additionally, cash provided by operating activities during the six months ended June 30, 2015 reflects payments for legal settlements, primarily $76 million for the GSA settlement. These increases were partially offset by an increase in cash payments for employee-related expenses including salaries, bonuses and commissions, resulting primarily from growth in headcount, and increased severance payments as part of our realignment plan.
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
Cash used in investing activities increased $372 million during the six months ended June 30, 2016 as compared to the same period in 2015 primarily as a result of the increase in net cash used related to net purchases of our available-for-sale securities and an increase in cash used in business acquisitions of $38 million. These increases were partially offset by a decrease in additions to property and equipment.
Financing Activities
Cash used in financing activities decreased $852 million during the six months ended June 30, 2016 as compared to the same period in 2015 primarily because we did not execute any repurchases of shares of our Class A common stock during the six months ended June 30, 2016 due to legal and regulatory constraints resulting from the proposed Dell Acquisition.
Notes Payable to EMC
As of June 30, 2016, $1,500 million remained outstanding on notes payable to EMC, with interest payable quarterly in arrears.
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

Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions or privately negotiated transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. All shares repurchased under our stock repurchase programs are retired. During the six months ended June 30, 2016, we did not repurchase any shares of our Class A common stock as we were subject to a number of legal and regulatory constraints resulting from the proposed Dell Acquisition, which impacted the timing and ability to execute repurchases of our shares.
During April 2016, our board of directors authorized the repurchase of up to an aggregate of $1,200 million of our Class A common stock through the end of 2016. The aggregate authorized stock repurchase amount of $1,200 million includes the amount remaining from our previous stock repurchase authorization announced on January 27, 2015, which was $835 million as of June 30, 2016. Refer to Note J of the “Notes to Condensed Consolidated Financial Statements” for further discussion. We expect to repurchase the authorized $1,200 million of our Class A common stock during the remainder of 2016, following the EMC shareholder vote on the proposed Dell Acquisition which occurred on July 19, 2016.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth within Item 7 of our 2015 Annual Report on Form 10-K involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: the IT industry transformation and our related strategic positioning; expected benefits to customers of our product and service offerings; sales growth in our newer products and services solutions; reinvestment of realignment-related savings; the impact of Denali’s proposed acquisition of EMC; slowing of total revenue growth in 2016 as sales transition to emerging products; the level of overall license revenues growth in 2016; impact on professional services revenues of expanding our ecosystem of third-party professionals with expertise in our offerings; impacts of employee-related expenses; continuing to be included in the consolidated tax group of EMC; indefinitely reinvesting our overseas earnings outside of the U.S. and not repatriating them to the U.S.; the sufficiency of our liquidity and capital reserves to fund our normal operating requirements; our ability to generate positive cash flows from operations; our ability to obtain liquidity, arrange debt financing or enter into credit facilities, should additional liquidity be required; the effect on us of the resolutions of pending claims, legal proceedings and investigations and other matters described in Note I of the “Notes to Condensed Consolidated Financial Statements”; and the level of expected stock repurchases in 2016.
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

•	announcements of investor conferences, speeches and events at which our executives discuss our products, services and competitive strategies;

•	webcasts of our quarterly earnings calls and links to webcasts of investor conferences at which our executives appear (archives of these events are also available for a limited time);

•	additional information on financial metrics, including reconciliations of non-GAAP financial measures discussed in our presentations to the nearest comparable GAAP measure;

•	press releases on quarterly earnings, product and service announcements, legal developments and international news;

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
There were no material changes to our market risk exposures during the six months ended June 30, 2016. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2015 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

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
Changes in Internal Controls Over Financial Reporting
During the second quarter of 2016, we completed the first phase of a new enterprise resource planning system implementation which included the general ledger, asset accounting, accounts payable, cash management and purchasing modules.
There were no other changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Note I of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings

ITEM 1A.	RISK FACTORS
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of EMC Corporation (“EMC”), including, among other things, Denali’s proposed acquisition of EMC (the “Dell Acquisition”), overlapping business opportunities, EMC’s ability to control certain transactions and resource allocations and related persons transactions with EMC and its other affiliated companies, are set forth below under the heading “Risks Related to Our Relationship with EMC and the Dell Acquisition.”
Risks Related to Our Business
Our success depends increasingly on customer acceptance of our emerging products and services.
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premise data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, sales of our vSphere hypervisor product have begun to decline, and we are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based software-defined data center (“SDDC”) products such as our management and automation and network virtualization (“NSX”) offerings, our Horizon client virtualization offerings, our AirWatch mobile device management offerings and VMware Virtual SAN (“VSAN”) storage virtualization offerings. We have also been introducing software-as-a-service (“SaaS”) versions of our on-premises products, including VMware Horizon Suite and certain AirWatch offerings, and are working to extend our SDDC and NSX offerings into the public cloud. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business has increased, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our emerging products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially and our operating results could be materially adversely affected.
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

We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises IT resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If we fail to develop products and services that address evolving customer requirements and that complement and or compete with off-premises compute resources offered by competitors, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, vCloud Air Network offerings from our partners and certain vCloud Air offerings may compete directly with infrastructure-as-a service (“IaaS”) offerings from various public cloud providers such as Amazon and Microsoft.
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
Our business depends on the overall demand for information technology (“IT”) and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and operating results in a number of ways, including by lengthening sales cycles, affecting the size of enterprise agreements (“EAs”) that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe, repercussions from the vote by the United Kingdom to exit the European Union or that region’s failure to recover from recession would threaten to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. In addition, recent economic instability in Brazil, China and Russia has adversely affected our operating results in these countries, and our operating results may be further adversely affected if this economic instability continues or spreads to neighboring markets. In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. During the six months ended June 30, 2016, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenues in 2015 and early 2016 due to exchange rate fluctuations. Any further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenues.
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
For example, recent economic instability in Brazil, China and Russia has adversely affected our operating results in these countries, and our operating results may be further adversely affected if this economic instability continues or spreads to neighboring markets. Additionally, the Chinese government is working to implement new network security standards that will require IT systems being sold into certain key sectors to be certified as “secure and controllable.” As part of that effort, in December 2014, standards were implemented in the banking sector requiring IT companies selling to Chinese banks to submit their software and other technology to intrusive security testing, include indigenous Chinese intellectual property and encryption technology in their software and disclose source code and other proprietary information to the Chinese government. Implementation of these standards was subsequently suspended in light of concerns communicated by banks and other parties. However, in 2015 and 2016, the government has continued to enact or propose additional laws and regulations to address information and network security. For example, in July 2015, China enacted a State Security Law authorizing the government to implement a system for maintaining the security of networks and information, and it also published a draft cyber security law that proposed various specific information security and network security measures to enhance “cyber sovereignty.” In

November 2015, the insurance regulator in China issued draft insurance cyber rules that would require insurance companies to have compliant encryption tools, secure and compliant hardware and software products, and data storage. In December 2015, China enacted an Anti-Terrorism Law that gives local public security and state security authorities the broad discretionary authority to require companies to provide access to their equipment and decryption support in particular cases. Failure to comply with such requests can result in fines and imprisonment. In addition, a broad range of businesses will be required to verify the identities of customers and prohibit the provision of services to customers whose identities are unclear or who refuse to cooperate in the verification process. In June 2016, China’s legislature tabled a second draft of a Network Security Law that contemplates data localization measures and other network security measures relevant to a vaguely defined scope of “key information infrastructure.” If we are not able to, or choose not to, comply with these and other information and network security standards that the Chinese government might implement in the future, our business in China may suffer.
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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our VMware NSX virtual networking and VSAN virtual storage initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenues than we anticipate. Our research and development expenses were approximately 22% of our total revenues during the six months ended June 30, 2016. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
In March 2015, a software developer who alleges that software code he wrote is used in a component of our vSphere product filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of an open source license General Public License v.2 (“GPL v.2”) and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. On July 8, 2016, the German court issued a written decision dismissing the lawsuit that is subject to possible appeal. An adverse outcome to this claim on appeal or to other claims could have a material adverse impact on our intellectual property rights, our operating results and financial condition.
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
The success of our products depends upon the cooperation of hardware and software vendors to ensure interoperability with our products and offer compatible products and services to end users. In addition, we intend to extend the functionality of various products to work with native public cloud applications, which may require the cooperation of public cloud vendors. To the extent that hardware, software and public cloud vendors perceive that their products and services compete with ours or those of our controlling stockholder, EMC or Dell Inc. (“Dell”), which is in the process of completing its acquisition of EMC, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats, or engage in practices to actively limit the functionality, compatibility and certification of our products. In addition, vendors may fail to certify or support or continue to certify or support our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and it may be difficult and more costly for us to achieve functionality and service levels that would make our services attractive to end users, any of which could negatively impact our business and operating results.
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
Three of our distributors each accounted for 10% or more of our consolidated revenues during the six months ended June 30, 2016. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenues from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
As we expand our offerings into new technologies such as the public cloud and seek more efficient methods of marketing our products and services in regions where local partners can operate more easily, we sometimes rely upon joint ventures with established providers of IT products and services in particular regions, for example as go-to-market and channel partners. Joint ventures are inherently risky and the requirements for close ongoing cooperation and commitments from the joint venture partners to devote adequate resources often present significant challenges. Joint ventures can also be difficult to manage, given the potentially different interests of joint venture partners. Accordingly, there can be no guarantee that our joint ventures will achieve their intended objectives. If we are unable to continue our strategic alignment with joint venture partners or obtain the cooperation and commitments we are relying upon, our ability to successfully expand our offerings globally and in certain regions may diminish.
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
Refer to Note I of the “Notes to Condensed Consolidated Financial Statements” for a description of certain claims and litigation.
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
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. As of June 30, 2016, goodwill and amortizable intangible assets were $4,031 million and $577 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to income and indirect tax examinations. The EMC consolidated group is routinely under audit by the Internal Revenue Service (the “IRS”). All U.S. federal income tax matters have been concluded for years through 2010, except for any matters under appeal. The IRS is currently auditing the EMC consolidated group’s federal tax returns for tax year 2011. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions. While we believe we have complied with all applicable income tax laws, a governing tax authority could have a different interpretation of the law and assess us with additional taxes. Any assessment of additional taxes could materially affect our financial condition and operating results.
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
Risks Related to Our Relationship with EMC and the Dell Acquisition
Our stock price has fluctuated significantly since the announcement of the Dell Acquisition, and its expected completion may adversely impact our business and stock price in the future.
On October 12, 2015, EMC and Dell announced the Dell Acquisition, pursuant to which Dell’s parent company, Denali, would acquire EMC while maintaining VMware as an independent publicly traded company and issuing a tracking stock, Class V common stock, intended to reflect VMware’s economic performance as partial consideration to the EMC shareholders. On July 19, 2016, EMC’s shareholders voted to approve the acquisition, but the transaction has not yet closed. Upon issuance, the Class V common stock is expected to track the performance of an approximately 53% economic interest in the VMware business.
Our stock price has fluctuated significantly since the announcement of the Dell Acquisition. A number of factors relating to the Dell Acquisition could adversely affect our business or our stock price during the pendency or following the closing of the Dell Acquisition, including:

•
Once the Dell Acquisition is completed, Denali will be able to control matters requiring our stockholders’ approval, including the election of a majority of our directors and the other matters over which EMC currently has control, as described in the risk factors below.

•
Following the closing of the acquisition, Denali could implement changes to our business, including changing our commercial relationship with EMC or taking other corporate actions that our other stockholders may not view as beneficial.

•
We have arrangements with a number of companies that compete with Dell, and the expected completion of the Dell Acquisition could adversely affect our relationship with these companies or other customers, suppliers and partners.

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

•
The Class V common stock to be issued by Denali, while not a VMware issued security, would increase the supply of publicly traded securities that track VMware’s economic performance and could create the perception that the Class V common stock dilutes the holdings of our public stockholders, both of which could put downward pressure on our stock price. The price of Class V common stock may be volatile immediately following its issuance as investors in EMC adjust their holdings and a consistent trading market in Class V common stock is established. Any volatility in the market for Class V common stock could contribute to volatility in the price of VMware Class A common stock.

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

•	Some of our products compete directly with products sold or distributed by Dell, which could result in reduced sales during or following the expected closing of the Dell Acquisition.

•	The pendency and expected consummation of the Dell Acquisition creates uncertainty for our employees, which could make it difficult to attract and retain employees.

•	The pendency and expected consummation of the Dell Acquisition could distract management’s focus from executing on other strategic initiatives.

•
The Dell Acquisition creates potential litigation risk. Various lawsuits have been filed against EMC and others in connection with the Dell Acquisition, including two in which the Company and our directors are named as defendants. It is possible that we or our Company’s directors may be named in other lawsuits.

Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.
As of June 30, 2016, EMC owned 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 80.6% of the total outstanding shares of common stock or 97.4% of the voting power of outstanding common stock. Through its ownership of the Class B common stock, which is generally entitled to 10 votes per share, EMC controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
Prior to a distribution by EMC to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended (a “355 Distribution”), shares of Class B common stock transferred to any party other than a successor-in-interest (such as Denali, after the Dell Acquisition is completed) or a subsidiary of EMC automatically convert into Class A common stock. EMC’s voting control over VMware will continue so long as the shares of Class B common stock it owns continue to represent at least 20% of our outstanding stock. If EMC’s ownership falls below 20% of the outstanding shares of our common stock, all outstanding shares of Class B common stock will automatically convert to Class A common stock. If EMC effects a 355 Distribution at a time when it holds shares of Class B common stock, its shareholders will receive Class B common stock. These shares will remain entitled to 10 votes per share, holders of these shares will remain entitled to elect 80% of the total number of directors on our board of directors and the holders of our Class A common stock will continue to have limited ability to influence matters requiring stockholder approval and have limited ability to elect members of our board of directors. Following a 355 distribution, shares of Class B common stock may convert to Class A common stock if such conversion is approved by VMware stockholders after the 355 distribution and we have obtained a private letter ruling from the Internal Revenue Service. In January 2014, the IRS announced in Revenue Procedure 2014-3 that, generally, it would no longer issue private letter rulings on 355 distributions.
EMC or, following the expected close of the Dell Acquisition, Denali, has the ability to prevent us from taking actions that might be in our best interest.
Under our certificate of incorporation and the master transaction agreement we entered into with EMC, we must (subject to certain exceptions) obtain the consent of EMC or its successor-in-interest (including Denali, when the Dell Acquisition is completed), as the holder of our Class B common stock, prior to taking specified actions, such as acquiring other companies for consideration in excess of $100 million, issuing stock or other VMware securities, except pursuant to employee benefit plans (provided that we obtain Class B common stockholder approval of the aggregate annual number of shares to be granted under such plans), paying dividends, entering into any exclusive or exclusionary arrangement with a third party involving, in whole or in part, products or services that are similar to EMC’s or amending certain provisions of our charter documents. In addition, we have agreed that for so long as EMC or its successor-in-interest (including Denali, after the Dell Acquisition is completed) continues to own greater than 50% of the voting control of our outstanding common stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude the ability of EMC or its successor-in-interest (including Denali, after the Dell Acquisition is completed) to undertake a tax-free spin-off. Denali, after the Dell Acquisition is completed, or another acquirer or successor, if the Dell Acquisition is not completed and EMC is subsequently acquired or otherwise undergoes a change of control, will be entitled to exercise the voting control and contractual rights of EMC, and may do so in a manner that could vary significantly from EMC’s historic practice. If EMC or its successor-in-interest (including Denali, after the Dell Acquisition is completed) does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities. As a result, we may have to forgo capital raising or acquisition opportunities that would otherwise be available to us, and we may be precluded from pursuing certain growth initiatives.
By becoming a stockholder in our company, holders of our Class A common stock are deemed to have notice of and have consented to the provisions of our certificate of incorporation and the master transaction agreement with respect to the limitations that are described above.
EMC or, following the expected close of the Dell Acquisition, Denali has the ability to prevent a change in control transaction and may sell control of VMware without benefiting other stockholders.
EMC’s voting control and its additional rights described above gives EMC (or Denali, after the Dell Acquisition is completed) the ability to prevent transactions that would result in a change of control of VMware, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. In addition, EMC (or Denali, after the Dell Acquisition is completed) is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of our Class A common stock and without providing for a purchase of any shares of Class A common stock held by persons other than EMC. Accordingly, shares of Class A common stock may be worth less than they would be if EMC did not maintain voting control over us or if EMC did not have the additional rights described above.
If EMC’s level of ownership significantly increases, EMC (or Denali, after the Dell acquisition is completed) could unilaterally effect a merger of VMware into EMC without a vote of VMware stockholders or the VMware Board of Directors at a price per share that might not reflect a premium to then-current market prices.
As of June 30, 2016, EMC held approximately 80.6% of VMware’s outstanding common stock, and EMC’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of our Class A common stock or purchases by EMC (or Denali, after the Dell Acquisition is completed). Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if EMC or Denali (after the Dell Acquisition is completed) becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Denali (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Denali has publicly stated that from the completion of the Dell Acquisition through the two-year anniversary of its completion, it will not acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Denali.
We engage in related persons transactions with EMC and, following the expected close of the Dell Acquisition, we expect to engage in related persons transactions with Dell, that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with EMC (and, after the Dell Acquisition is completed, we expect in the future to engage in related persons transactions with Dell) that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services. Additionally, we contributed technology and transferred employees to Pivotal Software, Inc. (“Pivotal”) in 2013 and continue to hold a significant ownership interest in Pivotal. For more information, refer to Note K of the “Notes to Condensed Consolidated Financial Statements” and “Our Relationship with EMC” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this periodic report and “Transactions with Related Persons” in the proxy statement for our 2016 annual meeting of stockholders.
We believe that these related persons transactions provide us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of EMC and its subsidiaries for the benefit of our customers and stockholders while enabling us to compete more effectively with competitors who are much larger than us. However, these transactions (or other transactions we may enter into with Dell after the Dell Acquisition is completed) may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Negotiating and implementing these arrangements can be time consuming and cause delays in the introduction of joint product and service offerings and disruptions to VMware’s business. We cannot predict whether our stockholders and industry or securities analysts who cover us will react positively to announcements of new related persons transactions with EMC (or other transactions we may enter into with Dell after the Dell Acquisition is completed), and such announcements could have a negative impact on our stock price. Our participation in these transactions may also cause certain of our other vendors and ecosystem partners who compete with EMC and its subsidiaries (or, after the Dell Acquisition is completed, Denali and its subsidiaries) to also view us as their competitors. Additionally, if Pivotal requires additional funding, we may be asked to contribute capital resources to Pivotal or accept dilution in our ownership interest, and we may be unable to realize any value from the technology and resources that we contributed to Pivotal.
Our business and EMC’s and Dell’s businesses overlap, and EMC and Dell may compete with us, which could reduce our market share.
We and EMC are IT infrastructure companies providing products and services that overlap in various areas, including software-based storage, hyper-converged infrastructure products and cloud computing services. Dell, which will indirectly control our company after the Dell Acquisition is completed, also provides products and services that overlap with ours in various areas, including in management and hyper-converged infrastructure products. EMC and Dell compete with us in these areas now and may engage in increased competition with us in the future. In addition, the intellectual property agreement that we have entered into with EMC provides EMC the ability to use our source code and intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. EMC’s rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where EMC holds a majority position and one or more of our competitors hold minority positions.
EMC or, after the Dell Acquisition is completed, Denali could assert control over us in a manner that could impede our growth or our ability to enter new markets or otherwise adversely affect our business. Further, EMC or, after the Dell Acquisition is completed, Denali could utilize its control over us to cause us to take or refrain from taking certain actions, including entering into relationships with channel, technology and other marketing partners, enforcing our intellectual property rights or pursuing business combinations, other corporate opportunities (which EMC is expressly permitted to pursue under the circumstances set forth in our certificate of incorporation) or product development initiatives that could adversely affect our competitive position, including our competitive position relative to that of EMC and Dell in markets where we compete with them. In addition, EMC and Dell maintain significant partnerships with certain of our competitors, including Microsoft.
EMC’s and Dell’s competition in certain markets may affect our ability to build and maintain partnerships.
Our existing and potential partner relationships may be negatively affected by our relationship with EMC and by the Dell Acquisition. We partner with a number of companies that compete with EMC or Dell in certain markets in which EMC or Dell participate. EMC’s majority ownership in us, and Denali’s majority ownership in us when the Dell Acquisition is completed, may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with EMC and our potential relationship with Dell.
EMC and Dell compete with certain of our significant channel, technology and other marketing partners, including IBM and Hewlett-Packard. Pursuant to our certificate of incorporation and other agreements that we have with EMC, EMC and, after the Dell Acquisition is completed, Dell may have the ability to impact our relationship with those of our partners that compete with EMC or Dell, which could have a material adverse effect on our operating results and our ability to pursue opportunities which may otherwise be available to us.
We could be held liable for the tax liabilities of other members of EMC’s consolidated tax group.
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation or certain of its subsidiaries for state and local income tax purposes. Pursuant to our agreement with EMC, we and EMC generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in EMC’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain consolidated return adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. When we become subject to federal income tax audits as a member of EMC’s consolidated group, the tax sharing agreement provides that EMC has authority to control the audit and represent EMC and VMware’s interests to the IRS. Accordingly, if we and EMC or its successor-in-interest (including Denali, after the Dell Acquisition is completed) differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired. In addition, if EMC effects a 355 Distribution or other transaction that is subsequently determined to be taxable, VMware could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.

We have been included in the EMC consolidated group for U.S. federal income tax purposes since our acquisition by EMC, and expect to continue to be included in such consolidated group for periods in which EMC or its successor-in-interest (including Denali, after the Dell Acquisition is completed) owns at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the EMC consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of EMC Corporation and its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.
We are still evaluating the potential impact of the pending Dell Acquisition on our tax sharing agreement with EMC and expect to amend the agreement following or in conjunction with the completion of the acquisition. Once the pending Dell Acquisition is completed, if it is subsequently determined that the tracking stock issued in connection with the Dell Acquisition constitutes a taxable distribution, VMware could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.
We have limited ability to resolve favorably any disputes that arise between us and EMC.
Disputes may arise between EMC and us in a number of areas relating to our ongoing relationships, including our reseller, technology and other business agreements with EMC, areas of competitive overlap, strategic initiatives, requests for consent to activities specified in our certificate of incorporation and the terms of our intercompany agreements. We may not be able to resolve any potential conflicts with EMC or its successor-in-interest (including Denali, after the Dell Acquisition is completed), and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
The agreements we enter into with EMC may be amended upon agreement between the parties, and then in some cases only with the consent of Denali under the terms of the Dell Acquisition Agreement. While we are controlled by EMC and after the closing of the Dell Acquisition, Denali, we may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those we would negotiate with an unaffiliated third party, if at all.
Our CEO, our CFO and some of our directors have potential conflicts of interest with EMC.
Our CEO, our CFO and some of our directors own EMC common stock or equity awards to purchase EMC common stock that will accelerate upon completion of the Dell Acquisition and will receive shares of Denali Class V common stock in partial consideration for their EMC common stock when the Dell Acquisition closes. In addition, some of our directors are executive officers or directors of EMC, and EMC, as the sole holder of our Class B common stock, is entitled to elect 8 of our 9 directors. Ownership of EMC common stock and equity awards to purchase EMC common stock by our directors and the presence of executive officers or directors of EMC on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and EMC that could have different implications for EMC than they do for us. Under certain circumstances, ownership of Denali Class V common stock could also create, or appear to create, conflicts of interest with respect to matters involving us and Denali. Provisions of our certificate of incorporation and the master transaction agreement between EMC and us address corporate opportunities that are presented to our directors or officers that are also directors or officers of EMC. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and EMC or, after the Dell Acquisition is completed, Denali, and we may be precluded from pursuing certain growth initiatives.
EMC’s ability to control our board of directors may make it difficult for us to recruit independent directors.
So long as EMC or, after the Dell Acquisition is completed, Denali beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, EMC or, after the Dell Acquisition is completed, Denali can effectively control and direct our board of directors. Further, the interests of EMC, Denali and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.
Our historical financial information as a majority-owned subsidiary of EMC may not be representative of the results of a completely independent public company.
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with EMC subsidiaries for support services and EMC personnel who are managed by us. The costs incurred by EMC on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we and EMC engage in intercompany transactions, including agreements regarding the use of EMC’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and an agreement for EMC to resell our products and services to third party customers. If EMC were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to VMware, including the fact that VMware could lose the benefit of these arrangements with EMC. There can be no assurance that VMware would be able to renegotiate these arrangements with EMC or its successor-in-interest (including Denali, after the Dell Acquisition is completed) or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with EMC. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows will be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from EMC. During the three and six months ended June 30, 2016, we recognized revenues of $126 million and $236 million, respectively, and as of June 30, 2016, $331 million of sales were included in unearned revenues from such transactions with EMC. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated significantly in recent years and may fluctuate significantly in the future.
The trading price of our Class A common stock has fluctuated significantly in the past and could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this report. In particular, our stock price has fluctuated significantly following the announcement of the Dell Acquisition. Future announcements concerning these matters, the issuance of Denali Class V common stock upon the expected closing of the Dell Acquisition that is expected to track the performance of VMware, as well as continuing volatility in technology company share prices, could also lead to volatility in our stock price.
EMC, which holds 80.6% of our outstanding stock is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to EMC stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
Broad market and industry factors may also decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general and technology companies in particular have often experienced extreme price and volume fluctuations. Our public float is also relatively small due to EMC’s holdings, which can result in greater volatility in our stock compared to that of other companies with a market capitalization similar to ours. It is also uncertain what impact the issuance and trading of Denali Class V common stock, which will represent approximately 53% of the economic interest in VMware, will have on the volatility and the liquidity of VMware Class A common stock and how the Denali Class V common stock will trade in relation to the VMware Class A common stock. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.
If securities or industry analysts change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us or who will cover the Denali Class V common stock change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.
Anti-takeover provisions in Delaware law and our charter documents could discourage takeover attempts.
As our controlling stockholder, EMC (and after the expected close of the Dell Acquisition, Denali) has the ability to prevent a change in control of VMware. Provisions in our certificate of incorporation and bylaws may also have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

•
the ability of the board of directors to issue, without stockholder approval, up to 100,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and

•
in the event that EMC or its successor-in-interest (including Denali, after the Dell Acquisition is completed) no longer owns shares of our common stock representing at least a majority of the votes entitled to be cast in the election of directors, stockholders may not act by written consent and may not call special meetings of the stockholders.

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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser
In April 2016, VMware’s board of directors authorized the repurchase of up to an aggregate of $1,200 million of VMware’s Class A common stock through the end of 2016. The April 2016 stock repurchase authorization includes the amount remaining from VMware’s previous stock repurchase authorization announced in January 2015, which was $835 million as of June 30, 2016. VMware’s Class A common stock has been, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.
VMware did not repurchase any shares of its Class A common stock as part of its publicly announced share repurchase program during the six months ended June 30, 2016.

ITEM 6.	EXHIBITS
See the Exhibit Index following the signature page of this Quarterly Report on Form 10-Q for a list of exhibits.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	August 8, 2016	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.28+	Consulting Agreement between VMware, Inc. and Carl Eschenbach effective as of April 11, 2016	X
10.29+	Executive Retention Plan, adopted June 15, 2016		8-K	6/17/2016
10.30+	Letter Agreement between VMware, Inc. and Maurizio Carli effective as of April 1, 2016	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement