Form 10-Q
period 2016-09-30
VMWARE, INC.
filed 2016-11-07
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2016, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 411,565,890 of which 111,565,890 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, vSphere, NSX, vCloud, vCloud Air, vCloud Air Network, Workspace ONE, AirWatch, vSAN, VMworld, and Horizon are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
License	$691	$681	$1,907	$1,896
Services	1,087	991	3,153	2,883
GSA settlement	—	—	—	(76)
Total revenue	1,778	1,672	5,060	4,703
Operating expenses(1):
Cost of license revenue	40	46	121	142
Cost of services revenue	226	212	658	609
Research and development	389	331	1,109	958
Sales and marketing	564	556	1,708	1,656
General and administrative	178	201	516	568
Realignment	—	—	52	20
Operating income	381	326	896	750
Investment income	21	13	56	38
Interest expense with Dell	(7)	(7)	(20)	(20)
Other income (expense), net	(8)	(7)	(8)	(8)
Income before income taxes	387	325	924	760
Income tax provision	68	69	179	137
Net income	$319	$256	$745	$623
Net income per weighted-average share, basic for Class A and Class B	$0.76	$0.61	$1.76	$1.47
Net income per weighted-average share, diluted for Class A and Class B	$0.75	$0.60	$1.75	$1.46
Weighted-average shares, basic for Class A and Class B	421,704	422,329	423,341	424,799
Weighted-average shares, diluted for Class A and Class B	425,008	423,981	425,851	427,466
__________
(1) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$2	$1
Cost of services revenue	13	11	38	32
Research and development	80	56	224	164
Sales and marketing	51	43	146	124
General and administrative	26	16	62	47
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$319	$256	$745	$623
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of taxes of $(2), $1, $12 and $1	(4)	1	19	2
Reclassification of (gains) losses realized during the period, net of taxes of $0, $0, $3 and $0	—	—	4	—
Net change in market value of available-for-sale securities	(4)	1	23	2
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of taxes of $0 for all periods	—	1	—	(4)
Reclassification of (gains) losses realized during the period, net of taxes of $0 for all periods	—	(2)	1	—
Net change in market value of effective foreign currency forward contracts	—	(1)	1	(4)
Total other comprehensive income (loss)	(4)	—	24	(2)
Total comprehensive income (loss), net of taxes	$315	$256	$769	$621
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,654	$2,493
Short-term investments	5,600	5,016
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,119	1,633
Due from related parties, net	23	74
Other current assets	159	144
Total current assets	9,555	9,360
Property and equipment, net	1,050	1,128
Other assets	232	193
Deferred tax assets	462	456
Intangible assets, net	538	616
Goodwill	4,032	3,993
Total assets	$15,869	$15,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104	$138
Accrued expenses and other	649	746
Unearned revenue	3,279	3,245
Total current liabilities	4,032	4,129
Notes payable to Dell	1,500	1,500
Unearned revenue	1,815	1,831
Other liabilities	388	363
Total liabilities	7,735	7,823
Contingencies (refer to Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 113,870 and 121,947 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	2,174	2,728
Accumulated other comprehensive income (loss)	16	(8)
Retained earnings	5,940	5,195
Total VMware, Inc.’s stockholders’ equity	8,134	7,919
Non-controlling interests	—	4
Total stockholders’ equity	8,134	7,923
Total liabilities and stockholders’ equity	$15,869	$15,746
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income	$745	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261	246
Stock-based compensation	472	368
Excess tax benefits from stock-based compensation	(7)	(27)
Deferred income taxes, net	(24)	(44)
Impairment of strategic investments	12	5
Gain on sales of strategic investments	(1)	—
Loss on disposal of assets	12	—
Other	(1)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	513	508
Other assets	(22)	14
Due to/from related parties, net	55	31
Accounts payable	(26)	(36)
Accrued expenses	(64)	(153)
Income taxes payable	(26)	24
Unearned revenue	18	(148)
Net cash provided by operating activities	1,917	1,411
Investing activities:
Additions to property and equipment	(109)	(274)
Purchases of available-for-sale securities	(3,337)	(2,675)
Sales of available-for-sale securities	1,769	1,700
Maturities of available-for-sale securities	1,015	840
Proceeds from disposal of assets	3	—
Purchases of strategic investments	(33)	(11)
Sales of strategic investments	1	2
Business acquisitions, net of cash acquired	(59)	(21)
Decrease (increase) in restricted cash	(2)	77
Net cash used in investing activities	(752)	(362)
Financing activities:
Proceeds from issuance of common stock	106	123
Proceeds from non-controlling interests	—	4
Payment to acquire non-controlling interests	(4)	—
Repurchase of common stock	(1,016)	(1,050)
Excess tax benefits from stock-based compensation	7	27
Shares repurchased for tax withholdings on vesting of restricted stock	(97)	(141)
Net cash used in financing activities	(1,004)	(1,037)
Net increase in cash and cash equivalents	161	12
Cash and cash equivalents at beginning of the period	2,493	2,071
Cash and cash equivalents at end of the period	$2,654	$2,083
Supplemental disclosures of cash flow information:
Cash paid for interest	$21	$21
Cash paid for taxes, net	212	155
Non-cash items:
Changes in capital additions, accrued but not paid	$(15)	$(49)
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
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”) which resulted in a change in control of VMware (the “Dell Acquisition”). As a result of the Dell Acquisition, EMC became a wholly-owned subsidiary of Dell and VMware became an indirectly-held, majority-owned subsidiary of Dell. As of September 30, 2016, Dell controlled 82.9% of VMware’s outstanding common stock and 97.7% of the combined voting power of VMware’s outstanding common stock held by EMC, including 43 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
In connection with the Dell Acquisition, Michael S. Dell was elected to the VMware Board of Directors as Chairman and Egon Durban was elected to the VMware Board. Additionally, both Joseph M. Tucci, VMware’s Chairman of the Board, and John R. Egan resigned from the VMware Board.
As VMware is a majority-owned and controlled subsidiary of Dell, its results of operations and financial position are consolidated with Dell’s financial statements. Pushdown accounting was not applied as a result of the Dell Acquisition and consequently no change in basis was reflected in VMware’s condensed consolidated financial statements. References to transactions with Dell within the financial statements and accompanying notes include transactions with EMC prior to September 7, 2016.
Management believes the assumptions underlying the condensed consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with Dell and its consolidated subsidiaries may not be considered arm’s length with an unrelated third party. Therefore, the financial statements included herein may not necessarily reflect the results of operations, financial position and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future if and when VMware contracts at arm’s length with unrelated third parties for the services the Company receives from and provides to Dell.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. Non-controlling interests are presented as a separate component within total stockholders’ equity and represent the equity and cumulative pro-rata share of the results of operations attributable to the non-controlling interests. The portion of results of operations attributable to the non-controlling interests is eliminated in other income (expense), net on the condensed consolidated statements of income and is not presented separately as the amount was not material for the periods presented. During the second quarter of 2016, VMware acquired all of the non-controlling interests previously presented as a separate component within total stockholders’ equity. Refer to Note B for further discussion. All intercompany transactions and

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with Dell and its consolidated subsidiaries are generally settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying transaction.
Use of Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, trade receivable valuation, marketing development funds and rebates, useful lives assigned to fixed assets and intangible assets, valuation of goodwill and definite-lived intangibles, income taxes, stock-based compensation, and contingencies. Actual results could differ from those estimates.
New Accounting Pronouncements
During October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize at the transaction date the income tax consequences of intra-entity asset transfers. Previous guidance requires the tax effects from intra-entity asset transfers to be deferred until that asset is sold to a third party or recovered through use. The updated standard is effective in annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted during the first interim period of a fiscal year, and requires a modified retrospective transition method. The Company is currently evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and related disclosures.
During March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which impacts the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated standard is effective for interim and annual periods beginning after December 15, 2016 and permits early adoption in any interim or annual period. The Company is currently evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.
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
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, which provide interpretive clarifications on the new guidance in Topic 606. The updates are effective for the Company for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company has not selected a transition method and is currently evaluating the effect that the updates will have on its consolidated financial statements and related disclosures.
B. Business Combination, Definite-Lived Intangible Assets, Net, Goodwill and Joint Venture
Business Combination
On June 21, 2016, VMware acquired all of the outstanding shares of Arkin Net, Inc. (“Arkin”) for approximately $67 million of cash, net of liabilities assumed. VMware acquired Arkin, a provider of software-defined data center security and operations, as part of a strategy to accelerate customers’ adoption of VMware NSX and software-defined data centers. The pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenue and earnings generated during the current year, were not material for disclosure purposes.

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
Definite-Lived Intangible Assets, Net
As of September 30, 2016 and December 31, 2015, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	September 30, 2016
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$632	$(337)	$295
Leasehold interest	34.9	149	(23)	126
Customer relationships and customer lists	8.2	135	(60)	75
Trademarks and tradenames	8.6	61	(22)	39
Other	5.4	5	(2)	3
Total definite-lived intangible assets		$982	$(444)	$538

	December 31, 2015
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$648	$(298)	$350
Leasehold interest	34.9	149	(20)	129
Customer relationships and customer lists	8.4	148	(62)	86
Trademarks and tradenames	8.6	61	(16)	45
Other	2.9	20	(14)	6
Total definite-lived intangible assets		$1,026	$(410)	$616
Amortization expense on definite-lived intangible assets was $33 million and $99 million during the three and nine months ended September 30, 2016, respectively, and $36 million and $110 million during the three and nine months ended September 30, 2015, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Based on intangible assets recorded as of September 30, 2016 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense is expected to be as follows (table in millions):

Remainder of 2016	$32
2017	125
2018	115
2019	92
2020	42
Thereafter	132
Total	$538
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the nine months ended September 30, 2016 (table in millions):

Balance, January 1, 2016	3,993
Increase in goodwill related to a business combination	39
Balance, September 30, 2016	$4,032
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
C. Realignment
On January 22, 2016, VMware approved a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the nine months ended September 30, 2016. VMware recognized $49 million of severance-related realignment expenses during the nine months ended September 30, 2016 on the condensed consolidated statements of income. Additionally, VMware consolidated certain facilities as part of this plan, which resulted in the recognition of $3 million of related expenses during the nine months ended September 30, 2016 on the condensed consolidated statements of income. Actions associated with this plan were substantially completed by June 30, 2016.
During fiscal 2015, VMware eliminated approximately 350 positions across all major functional groups and geographies to streamline its operations. As a result of these actions, $20 million of realignment expenses were recognized during the nine months ended September 30, 2015, which consisted of severance-related costs.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the activity for the accrued realignment expenses for the nine months ended September 30, 2016 and September 30, 2015 (tables in millions):

	For the Nine Months Ended September 30, 2016
	Balance as of January 1, 2016	Realignment	Utilization	Balance as of September 30, 2016
Severance-related costs	$3	$49	$(51)	$1
Costs to exit facilities	—	3	(1)	2
Total	$3	$52	$(52)	$3

	For the Nine Months Ended September 30, 2015
	Balance as of January 1, 2015	Realignment	Utilization	Balance as of September 30, 2015
Severance-related costs	$8	20	(27)	$1
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
The following table sets forth the computations of basic and diluted net income per share during the three and nine months ended September 30, 2016 and 2015 (net income in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$319	$256	$745	$623
Weighted-average shares, basic for Class A and Class B	421,704	422,329	423,341	424,799
Effect of dilutive securities	3,304	1,652	2,510	2,667
Weighted-average shares, diluted for Class A and Class B	425,008	423,981	425,851	427,466
Net income per weighted-average share, basic for Class A and Class B	$0.76	$0.61	$1.76	$1.47
Net income per weighted-average share, diluted for Class A and Class B	$0.75	$0.60	$1.75	$1.46
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the three and nine months ended September 30, 2016 and 2015, because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Anti-dilutive securities:
Employee stock options	1,655	2,129	2,027	2,173
Restricted stock units	3,632	365	2,416	58
Total	5,287	2,494	4,443	2,231

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of September 30, 2016 and December 31, 2015 consisted of the following (tables in millions):

	September 30, 2016
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$565	$—	$—	$565
Cash equivalents:
Money-market funds	$2,015	$—	$—	$2,015
Time deposits	35	—	—	35
Municipal obligations	39	—	—	39
Total cash equivalents	$2,089	$—	$—	$2,089
Short-term investments:
U.S. Government and agency obligations	$818	$2	$—	$820
U.S. and foreign corporate debt securities	4,109	19	(2)	4,126
Foreign governments and multi-national agency obligations	35	—	—	35
Municipal obligations	401	—	—	401
Asset-backed securities	5	—	—	5
Mortgage-backed securities	213	1	(1)	213
Total short-term investments	$5,581	$22	$(3)	$5,600
Other assets:
Marketable available-for-sale equity securities	$15	$7	$—	$22

	December 31, 2015
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$725	$—	$—	$725
Cash equivalents:
Money-market funds	$1,763	$—	$—	$1,763
Time deposits	5	—	—	5
Total cash equivalents	$1,768	$—	$—	$1,768
Short-term investments:
Time deposits	$12	$—	$—	$12
U.S. Government and agency obligations	753	—	(3)	750
U.S. and foreign corporate debt securities	3,263	1	(12)	3,252
Foreign governments and multi-national agency obligations	35	—	—	35
Municipal obligations	705	1	—	706
Asset-backed securities	20	—	—	20
Mortgage-backed securities	243	—	(2)	241
Total short-term investments	$5,031	$2	$(17)	$5,016
Other assets:
Marketable available-for-sale equity securities	$15	$3	$—	$18
Refer to Note F for further information regarding the fair value of VMware’s cash equivalents and investments.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware evaluated its available-for-sale investments as of September 30, 2016 and December 31, 2015 to determine whether or not any security had experienced an other-than-temporary decline in fair value. As of September 30, 2016 and December 31, 2015, VMware did not consider any of its available-for-sale investments to be other-than-temporarily impaired. The realized gains and losses on investments during the three and nine months ended September 30, 2016 and 2015 were not significant.
Unrealized losses on cash equivalents and available-for-sale investments as of September 30, 2016 and December 31, 2015, which have been in a net loss position for less than twelve months, were classified by asset class as follows (table in millions):

	September 30, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$170	$—	$657	$(3)
U.S. and foreign corporate debt securities	915	(2)	2,564	(11)
Mortgage-backed securities	88	(1)	171	(1)
Total	$1,173	$(3)	$3,392	$(15)
As of September 30, 2016 and December 31, 2015, unrealized losses on cash equivalents and available-for-sale investments in the other investment categories, which have been in a net loss position for less than twelve months, were not significant. Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for twelve months or greater, were not significant as of September 30, 2016 and December 31, 2015.
Contractual Maturities
The contractual maturities of short-term investments held at September 30, 2016 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,693	$1,694
Due after 1 year through 5 years	3,545	3,562
Due after 5 years through 10 years	111	112
Due after 10 years	232	232
Total short-term investments	$5,581	$5,600
F. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

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
VMware’s fixed income securities are primarily classified as Level 2, with the exception of some of the U.S. Government and agency obligations which are classified as Level 1. Additionally, VMware’s Level 2 classification includes forward contracts and notes payable to Dell. At September 30, 2016 and December 31, 2015, VMware’s Level 2 securities were generally priced using non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware did not have any significant assets or liabilities that fell into Level 3 of the fair value hierarchy as of September 30, 2016 and December 31, 2015, and there have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2016 and 2015.
The following tables set forth the fair value hierarchy of VMware’s cash equivalents, available-for-sale securities, and forward contracts that were required to be measured at fair value as of September 30, 2016 and December 31, 2015 (tables in millions):

	September 30, 2016
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,015	$—	$2,015
Time deposits	—	35	35
Municipal obligations	—	39	39
Total cash equivalents	$2,015	$74	$2,089
Short-term investments:
U.S. Government and agency obligations	$485	$335	$820
U.S. and foreign corporate debt securities	—	4,126	4,126
Foreign governments and multi-national agency obligations	—	35	35
Municipal obligations	—	401	401
Asset-backed securities	—	5	5
Mortgage-backed securities	—	213	213
Total short-term investments	$485	$5,115	$5,600
Other assets:
Marketable available-for-sale equity securities	$22	$—	$22

	December 31, 2015
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,763	$—	$1,763
Time deposits	—	5	5
Total cash equivalents	$1,763	$5	$1,768
Short-term investments:
Time deposits	$—	$12	$12
U.S. Government and agency obligations	543	207	750
U.S. and foreign corporate debt securities	—	3,252	3,252
Foreign governments and multi-national agency obligations	—	35	35
Municipal obligations	—	706	706
Asset-backed securities	—	20	20
Mortgage-backed securities	—	241	241
Total short-term investments	$543	$4,473	$5,016
Other assets:
Marketable available-for-sale equity securities	$18	$—	$18
Accrued expenses and other:
Forward contracts	$—	$(1)	$(1)
VMware has elected not to record its notes payable to Dell at fair value, but has measured the notes at fair value for disclosure purposes. As of September 30, 2016, the fair value of the notes payable to Dell approximated its carrying value due to the minimal difference between the fair market interest rate as of September 30, 2016 and the fixed interest rate for the notes

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

payable to Dell. As of December 31, 2015, the fair value of the notes payable to Dell was approximately $1,474 million. Fair value was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees that allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income is not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets and liabilities associated with this plan were both approximately $33 million and $20 million as of September 30, 2016 and December 31, 2015, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
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
During the three and nine months ended September 30, 2016, VMware determined that certain strategic investments were considered to be other-than-temporarily impaired and accordingly, approximately $7 million and $12 million, respectively, was recognized as an impairment charge. During the three and nine months ended September 30, 2015, approximately $5 million was recognized as an impairment charge. All other realized gains and losses on investments during the three and nine months ended September 30, 2016 and 2015 were not significant. Strategic investments are included in other assets on the condensed consolidated balance sheets. The carrying value of VMware’s strategic investments was $124 million and $103 million as of September 30, 2016 and December 31, 2015, respectively.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from operating expenses denominated in certain foreign currencies, VMware enters into forward contracts. The Company designates these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and nine months ended September 30, 2016 and 2015, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the condensed consolidated statements of income as incurred.
VMware enters into forward contracts annually, which have maturities of twelve months or less. As of September 30, 2016 and December 31, 2015, VMware had forward contracts designated as cash flow hedges with a total notional value of $54 million and $213 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and nine months ended September 30, 2016 and 2015, all cash flow hedges were considered effective.
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
VMware enters into forward contracts on a monthly basis, which typically have a contractual term of one month. As of September 30, 2016 and December 31, 2015, VMware had outstanding forward contracts with a total notional value of $539 million and $721 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
VMware recognized a loss of $12 million during the nine months ended September 30, 2016 relating to the settlement of forward contracts. During the three and nine months ended September 30, 2015, VMware recognized gains of $12 million and $33 million, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses derived from the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net loss of $10 million during the nine months ended September 30, 2015, respectively, and were not significant for all other periods presented. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
H. Unearned Revenue
Unearned revenue as of September 30, 2016 and December 31, 2015 consisted of the following (table in millions):

	September 30, 2016	December 31, 2015
Unearned license revenue	$425	$428
Unearned software maintenance revenue	4,201	4,174
Unearned professional services revenue	468	474
Total unearned revenue	$5,094	$5,076
Unearned license revenue is generally recognized upon delivery of existing or future products or services, or are otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services, unearned license revenue may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and are generally recognized ratably over the contract period. The weighted-average remaining term at September 30, 2016 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services, including training, and are generally recognized as the services are delivered.
Unearned license and software maintenance revenue will fluctuate based upon a variety of factors including sales volume, the timing of both product promotion offers and delivery of the future products offered, and the amount of arrangements sold with ratable revenue recognition. Additionally, the amount of unearned revenue derived from transactions denominated in a foreign currency is impacted by fluctuations in the foreign currencies in which VMware invoices.
I. Contingencies
Litigation
On March 27, 2015, Phoenix Technologies (“Phoenix”) filed a complaint against VMware in the U.S. District Court for the Northern District of California asserting claims for copyright infringement and breach of contract relating to a version of Phoenix’s BIOS software that VMware licensed from Phoenix. In the lawsuit, Phoenix is seeking injunctive relief and monetary damages. Trial is in process of being rescheduled to 2017. VMware believes that it has meritorious defenses in connection with this lawsuit, and currently a reasonably possible loss or range of loss cannot be estimated.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On July 8, 2016, the German court issued a written decision dismissing Mr. Hellwig’s lawsuit because he failed to show that his protectable software code had been used in VMware’s product. On August 9, 2016, a Notice of Appeal was filed.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of September 30, 2016, amounts accrued relating to these other matters arising as part of the ordinary course of business were not considered material. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
J. Stockholders’ Equity
VMware Stock Repurchases
During April 2016, VMware’s board of directors authorized the repurchase of up to an aggregate of $1,200 million of VMware’s Class A common stock through the end of 2016. The aggregate authorized stock repurchase amount of $1,200 million included the amount remaining from VMware’s previous stock repurchase authorization announced on January 27, 2015 of $835 million. All shares repurchased under VMware’s stock repurchase programs are retired. The cumulative authorized amount remaining for stock repurchases as of September 30, 2016 was utilized during the fourth quarter of fiscal 2016.
The following table summarizes stock repurchase activity during the three and nine months ended September 30, 2016 and 2015 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Aggregate purchase price	$1,016	$200	$1,016	$1,050
Class A common shares repurchased	13,999	2,408	13,999	12,524
Weighted-average price per share	$72.57	$83.06	$72.57	$83.84
The aggregate purchase price of repurchased shares includes commissions and is classified as a reduction to additional paid-in capital.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware Stock Options
Stock option activity was not significant during the nine months ended September 30, 2016. As of September 30, 2016, there were 2.2 million stock options outstanding. The stock options outstanding as of September 30, 2016 had an aggregate intrinsic value of $43 million based on VMware’s closing stock price as of September 30, 2016.
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
The following table summarizes restricted stock activity during the nine months ended September 30, 2016 (units in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2016	18,693	$77.29
Granted	11,008	57.73
Vested	(4,660)	79.72
Forfeited	(2,916)	77.01
Outstanding, September 30, 2016	22,125	67.08
The total fair value of VMware restricted stock that vested during the nine months ended September 30, 2016 was $272 million. As of September 30, 2016, restricted stock representing 22.1 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,623 million based on VMware’s closing stock price as of September 30, 2016.
As of September 30, 2016, the total unrecognized compensation cost for stock options and restricted stock was $1,080 million and will be recognized through 2020 with a weighted-average remaining period of 1.4 years.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the nine months ended September 30, 2016 and 2015 were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2016	$(7)	$(1)	$(8)
Unrealized gains (losses), net of taxes of $12, $0 and $12	19	—	19
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income, net of taxes of $3, $0 and $3	4	1	5
Balance, September 30, 2016	$16	$—	$16

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2015	$—	$(1)	$(1)
Unrealized gains (losses), net of taxes of $1, $0 and $1	2	(4)	(2)
Balance, September 30, 2015	$2	$(5)	$(3)
Unrealized gains on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income in the period that such gains are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments are reclassified to its related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense functional line items on the condensed consolidated statements of income during the three and nine months ended September 30, 2016 and 2015 were not significant to the individual functional line items.
K. Related Parties
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries including EMC (collectively “Dell”) from the effective date of the Dell Acquisition through September 30, 2016. References to transactions with Dell include transactions with EMC prior to September 7, 2016.
Transactions with Dell
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in revenue and receipts and unearned revenue for VMware:

•	Pursuant to ongoing reseller arrangements with Dell, Dell bundles VMware’s products and services with Dell’s products and sells them to end users.

•	Dell purchases products and services from VMware for internal use.

•	VMware provides professional services to end users based upon contractual agreements with Dell.

•
Pursuant to an ongoing distribution agreement, VMware acts as the selling agent for certain products and services of Pivotal Software, Inc. (“Pivotal”), a subsidiary of Dell, in exchange for an agency fee. Under this agreement, cash is collected from the end user by VMware and remitted to Pivotal, net of the contractual agency fee.

•	VMware provides various services to Pivotal. Support costs incurred by VMware are reimbursed to VMware and are recorded as a reduction to the costs incurred by VMware.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Information about VMware’s revenue and receipts from such arrangements during the three and nine months ended September 30, 2016 and 2015 and unearned revenue from such arrangements as of September 30, 2016 and December 31, 2015 consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Reseller revenue	$98	$68	$261	$199	$553	$292
Internal-use revenue	5	4	24	13	17	11
Professional services revenue	28	20	79	68	—	3
Agency fee revenue	1	1	3	4	—	—
Reimbursement for services to Pivotal	—	2	1	3	n/a	n/a
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•	From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with Dell subsidiaries for support services and Dell personnel who are managed by VMware. The costs incurred by Dell on VMware’s behalf related to these employees are charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs are included as expenses on VMware’s condensed consolidated statements of income and primarily include salaries, benefits, travel and rent expenses. Dell also incurs certain administrative costs on VMware’s behalf in the U.S. that are recorded as expenses on VMware’s condensed consolidated statements of income.

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
Information about VMware’s costs from such arrangements for the three and nine months ended September 30, 2016 and 2015 consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Purchases and leases of products and purchases of services	$24	$14	$58	$45
Collaborative technology project costs	—	1	—	4
Dell subsidiary support and administrative costs	30	24	74	79
VMware also purchases Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the three and nine months ended September 30, 2016. Purchases of Dell products through Dell’s channel partners were $7 million and $33 million during the three and nine months ended September 30, 2015, respectively.
Dell Financial Services (“DFS”)
DFS provides financing to certain of VMware’s end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both VMware’s end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties on the condensed consolidated balance sheets. Amounts due from DFS as of September 30, 2016 were not significant.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Tax Sharing Agreement with Dell
On September 6, 2016, VMware entered into an amended tax sharing agreement with Dell, in connection with, and effective as of, the Dell Acquisition. The amended tax sharing agreement amends and restates the tax sharing agreement dated August 13, 2007 between VMware and EMC. Key contractual terms of the amended tax sharing agreement are substantially unchanged from the original agreement with EMC.
VMware has made payments to Dell pursuant to the tax sharing agreement. The following table summarizes the payments made during the three and nine months ended September 30, 2016 and 2015 (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Payments from VMware to Dell	$54	$—	$148	$92
Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as the state payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was not significant during the three months ended September 30, 2016 and was $13 million during the nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, the difference was not significant.
EMC Equity Awards Held by VMware Employees
In connection with the Dell Acquisition, vesting was accelerated for all outstanding EMC stock options and restricted stock units and stock options were automatically exercised on the last trading day prior to the effective date of the merger. VMware’s portion of the expense associated with accelerated EMC equity awards held by VMware employees was $7 million and was included within stock-based compensation expense on the condensed consolidated statement of income during the three and nine months ended September 30, 2016.
Due To/From Related Parties, Net
As a result of the related party transactions with Dell described above, amounts due to and from related parties, net as of September 30, 2016 and December 31, 2015 consisted of the following (table in millions):

	September 30,	December 31,
	2016	2015
Due (to) related parties	$(54)	$(68)
Due from related parties	77	142
Due (to) from related parties, net	$23	$74

Income tax due (to) from related parties	$—	$(18)
Balances due to and from related parties, which are unrelated to DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
VMware and Dell entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million includes $450 million that was exchanged for the $450 million promissory note issued to Dell in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and nine months ended September 30, 2016, $7 million and $20 million, respectively, of interest expense was recognized. During the three and nine months ended September 30, 2015, $7 million and $20 million, respectively, of interest expense was recognized.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pivotal
During 2013, VMware transferred certain assets and liabilities to Pivotal in exchange for preferred equity interests in Pivotal’s outstanding shares. As of December 31, 2015, VMware’s ownership interest in Pivotal was 28%.
In April 2016, VMware contributed $20 million in cash to Pivotal in exchange for additional preferred equity interests in Pivotal. After VMware’s contribution, VMware’s ownership interest in Pivotal was 17% and the cost method is being applied to this strategic investment. The decrease in VMware’s ownership interest was a result of investments made by other investors.
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
Revenue by geographic area for the three and nine months ended September 30, 2016 and 2015 were as follows (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$916	$861	$2,587	$2,364
International	862	811	2,473	2,339
Total	$1,778	$1,672	$5,060	$4,703
Revenue by geographic area are based on the ship-to addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenue for the three and nine months ended September 30, 2016 and 2015.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of September 30, 2016 and December 31, 2015 were as follows (table in millions):

	September 30, 2016	December 31, 2015
United States	$793	$831
International	128	148
Total	$921	$979
No individual country other than the United States accounted for 10% or more of these assets as of September 30, 2016 and December 31, 2015, respectively.
M. Subsequent Events
On October 25, 2016, the VMware Board of Directors approved a change to VMware’s fiscal year (which currently ends on December 31 of each calendar year) whereby each fiscal year will consist of a 52- or 53-week period ending on the Friday nearest to January 31 of each year. The change in VMware’s fiscal year will be effective January 1, 2017 with the period ending on February 3, 2017, which will be reported as a transition period. Accordingly, VMware’s first full fiscal year under the revised fiscal calendar will begin on February 4, 2017 and end on February 2, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of September 30, 2016 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2015 contained in our Form 10-K filed on February 25, 2016.
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
We sell our solutions using enterprise agreements (“EAs”) or as part of our non-EA, or transactional, business. EAs are comprehensive volume license offerings, offered both directly by us and through certain channel partners that also provide for multi-year maintenance and support. We continue to experience strong renewals, including our EAs, resulting in additional license sales of both our existing and newer products and solutions.
SDDC or Software-Defined Data Center
Our SDDC technologies are the basis for the private cloud environment and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. Historically, the majority of our license sales have been from VMware vSphere, which is included in our compute product category within our SDDC product group. However, the market for our compute products is reaching maturity, and VMware vSphere license sales have been declining. As the transformation of the IT industry continues, we expect that our growth of license sales within the SDDC product group will be increasingly derived from sales of our newer products and services solutions across our SDDC portfolio. We have experienced continued growth in sales volume of VMware NSX (“NSX”), our network virtualization solution. We also continue to see growth in sales volume of our VMware vSAN (“vSAN”) products as well as other newer offerings.
Hybrid Cloud Computing
Our cloud strategy has three components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud, and (iii) connect and secure endpoints across a range of public clouds.
Hybrid cloud computing is comprised of VMware vCloud Air Network (“vCAN”) Service Providers Program and VMware vCloud Air (“vCloud Air”) offerings. We continue to see growth in revenue derived from vCAN. We have narrowed the focus of vCloud Air to provide specialized cloud software and services unique to VMware that are distinct from those offered by other cloud providers.
End-User Computing
End-user computing includes VMware Workspace ONE, which consists primarily of VMware AirWatch (“AirWatch”) and Horizon desktop and application virtualization (“Horizon”). Our AirWatch business model includes an on-premise solution that we offer through the sale of perpetual licenses and an off-premise solution that we offer as software-as-a-service (“SaaS”). AirWatch products and services continued to contribute to the growth of our end-user computing product group during the three and nine months ended September 30, 2016.
Dell and EMC Merger
In October 2015, EMC Corporation (“EMC”) and Dell Technologies Inc. (“Dell”) (formerly Denali Holdings Inc.) entered into a definitive merger agreement, pursuant to which Dell acquired EMC in a transaction that closed on September 7, 2016 (the “Dell Acquisition”).

As a result of the Dell Acquisition, VMware became a majority-owned subsidiary of Dell. As of September 30, 2016, Dell controlled 82.9% of our outstanding common stock and 97.7% of the combined voting power of our outstanding common stock, including 43 million shares of our Class A common stock and all of our Class B common stock. We will continue to operate as a publicly traded company.
On October 25, 2016, our Board of Directors approved a change to our fiscal year (which currently ends on December 31 of each calendar year) whereby each fiscal year will consist of a 52- or 53-week period ending on the Friday nearest to January 31 of each year. The change in our fiscal year will be effective January 1, 2017 with the period ending on February 3, 2017, which will be reported as a transition period. Accordingly, our first full fiscal year under our revised fiscal calendar will begin on February 4, 2017 and end on February 2, 2018.
Results of Operations
Approximately 70% of our sales are denominated in the U.S. dollar, however, we also invoice and collect in the euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi in their respective regions. In addition, we incur and pay operating expenses in currencies other than the U.S. dollar. As a result, our financial statements, including our revenue, operating expenses, unearned revenue, and the resulting cash flows derived from the U.S. dollar equivalent of foreign currency transactions are impacted by foreign exchange fluctuations.
Revenue
Our revenue during the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended					Nine Months Ended
	September 30,		$ Change	% Change		September 30,		$ Change	% Change
	2016	2015	Actual	Actual	Constant Currency	2016	2015	Actual	Actual	Constant Currency
Revenue:
License	$691	$681	$10	1%	1%	$1,907	$1,896	$12	1%	1%
Services:
Software maintenance	947	863	84	10		2,753	2,505	249	10
Professional services	140	128	14	11		400	378	21	6
Total services	1,087	991	97	10		3,153	2,883	270	9
GSA settlement	—	—	—	n/a		—	(76)	76	(100)
Total revenue	$1,778	$1,672	$107	6	7	$5,060	$4,703	$357	8	8

Revenue:
United States	$916	$861	$56	6%		$2,587	$2,364	$223	9%
International	862	811	51	6		2,473	2,339	135	6
Total revenue	$1,778	$1,672	$107	6	7	$5,060	$4,703	$357	8	8
In order to provide a comparable framework for assessing how our business performed, adjusted for the impact of foreign currency fluctuations, management analyzed year-over-year license and total revenue growth on a constant currency basis. License and total revenue growth in constant currency are non-GAAP financial measures that are calculated by converting license and total revenue recognized during the current period derived from non-U.S. dollar based transactions into U.S. dollars using the exchange rates that were effective in the comparable prior year period. The calculated current period license and total revenue, adjusted for foreign currency fluctuations, is compared to the license and total revenue of the comparable prior year period, as reported, in calculating license and total revenue growth in constant currency. We believe this information is useful to investors to facilitate comparisons of operating results and better identify trends in our business. These constant currency performance measures should be viewed in addition to, and not in lieu of or superior to, our operating performance measures calculated in accordance with GAAP.
Hybrid cloud, including vCAN and vCloud Air, and our SaaS offerings, including our AirWatch mobile solutions, increased to approximately 8% of our total revenue during the three and nine months ended September 30, 2016. vCAN revenue is generally included in license revenue and our SaaS revenue, including vCloud Air and our AirWatch mobile solutions, is included in both license and services revenue.

While we are seeing strong growth across our portfolio of emerging products, our compute products are reaching maturity and the sales of these products are expected to represent a decreasing percentage of our total business going forward. Our total revenue growth has slowed in 2016 as sales continue to transition to our emerging products.
License Revenue
License revenue increased slightly during the three months ended September 30, 2016 when compared with the same period in 2015. While we experienced stronger than expected sales of our compute products during the three months ended September 30, 2016, we continue to expect a decline in compute license sales over the longer-term as the market is reaching maturity. Strong sales of our compute and management offerings as well as our install base continue to enable sales of our newer offerings, including NSX and vSAN. Additionally, we continue to experience growth in our vCAN offering while sales of our end-user computing desktop products declined.
While license revenue increased slightly during the nine months ended September 30, 2016, we experienced a decline both in sales of our compute products and end-user computing desktop products as compared to the same period in 2015. Offsetting this decline was increased sales in our emerging products and increased growth derived from our hybrid cloud and SaaS offerings.
Services Revenue
During the three and nine months ended September 30, 2016, software maintenance revenue benefited from renewals of our software enterprise agreements, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, more than 24 months of support and maintenance with each new license purchased.
Professional services revenue increased during the three and nine months ended September 30, 2016 when compared to the same period in 2015. As we continue to invest in our partners and expand our ecosystem of third-party professionals with expertise in our offerings to independently provide professional services to our customers, our professional services revenue will vary based on the delivery channels used in any given period as well as the timing of service engagements.
GSA Settlement
During June 2015, we reached an agreement with the Department of Justice (“DOJ”) and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that our government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction of our total revenue during the nine months ended September 30, 2015.
Unearned Revenue
Our unearned revenue as of September 30, 2016 and December 31, 2015 were as follows (table in millions):

	September 30, 2016	December 31, 2015
Unearned license revenue	$425	$428
Unearned software maintenance revenue	4,201	4,174
Unearned professional services revenue	468	474
Total unearned revenue	$5,094	$5,076
Unearned license revenue is generally recognized upon delivery of existing or future products or services, or is otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services, unearned license revenue may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract period. The weighted-average remaining term at September 30, 2016 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services, including training, and is generally recognized as the services are delivered.
Unearned license and software maintenance revenue will fluctuate based upon a variety of factors including sales volume, the timing of both product promotion offers and delivery of the future products offered, and the amount of arrangements sold with ratable revenue recognition. Additionally, the amount of unearned revenue derived from transactions denominated in a foreign currency is impacted by fluctuations in the foreign currencies in which we invoice.
Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses were primarily impacted by increasing employee-related expenses including salaries, bonuses, commissions and stock-based compensation across most of our income statement expense categories, net of realignment activities, when compared to the same period in 2015. We expect this trend to continue. As part of the realignment plan approved in January 2016, we have been reinvesting the associated savings primarily in research and development as well as sales and marketing.
In calculating the impact of foreign currency fluctuations on cost of license revenue, cost of services revenue and operating expenses, we converted expenses recognized during the current period derived from non-U.S. dollar based transactions into U.S. dollars using the exchange rates that were effective in the comparable prior year period and compared the calculated amount to the amount, as reported, in the comparable prior year period.
Cost of License Revenue
Our cost of license revenue principally consists of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software includes personnel costs and related overhead associated with the physical and electronic delivery of our software products.
Our cost of license revenue during the three and nine months ended September 30, 2016 and 2015 was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of license revenue	$40	$46	$(6)	(13)%	$119	$141	$(22)	(15)%
Stock-based compensation	—	—	—	4	2	1	—	5
Total expenses	$40	$46	$(6)	(13)	$121	$142	$(22)	(15)
% of License revenue	6%	7%			6%	8%
Cost of license revenue decreased during the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to a decrease in royalty costs of $4 million and $13 million, respectively. In addition, amortization of intangible assets decreased by $6 million during the nine months ended September 30, 2016 due to certain intangible assets becoming fully amortized.
Cost of Services Revenue
Our cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products and to provide professional services. Additionally, our cost of services revenue includes depreciation on equipment supporting our service offerings.
Our cost of services revenue during the three and nine months ended September 30, 2016 and 2015 was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of services revenue	$213	$201	$11	6%	$620	$577	$43	7%
Stock-based compensation	13	11	3	25	38	32	6	18
Total expenses	$226	$212	$14	7	$658	$609	$48	8
% of Services revenue	21%	21%			21%	21%
Cost of services revenue increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase was primarily due to growth in cash-based employee-related expenses of $17 million and $45 million during the three and nine months ended September 30, 2016, respectively.

Research and Development Expenses
Our research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.
Our research and development expenses during the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$309	$275	$34	13%	$885	$794	$90	11%
Stock-based compensation	80	56	24	42	224	164	61	37
Total expenses	$389	$331	$58	18	$1,109	$958	$151	16
% of Total revenue	22%	20%			22%	20%
Research and development expenses increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. These increases were primarily driven by growth in cash-based employee-related expenses of $32 million and $80 million during the three and nine months ended September 30, 2016, respectively. In addition, stock-based compensation increased by $24 million and $61 million during the three and nine months ended September 30, 2016, respectively, primarily driven by an increase in restricted stock awards granted. Equipment and depreciation costs also increased by $10 million during the nine months ended September 30, 2016.
Sales and Marketing Expenses
Our sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches. Sales commissions for our license offerings are generally earned and expensed when a firm order is received from the customer.
Our sales and marketing expenses during the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$513	$513	$—	—%	$1,562	$1,532	$30	2%
Stock-based compensation	51	43	8	20	146	124	22	18
Total expenses	$564	$556	$8	1	$1,708	$1,656	$52	3
% of Total revenue	32%	33%			34%	35%
Sales and marketing expense increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. These increases were primarily driven by growth in cash-based employee-related expenses of $23 million and $80 million during the three and nine months ended September 30, 2016, respectively, partially due to higher sales commission expense resulting from increased sales volume. In addition, stock-based compensation increased by $8 million and $22 million during the three and nine months ended September 30, 2016 primarily driven by an increase in restricted stock awards granted. These increases were partially offset by decreases in costs incurred for marketing programs and related initiatives of $18 million and $30 million during the three and nine months ended September 30, 2016, respectively. In addition, sales and marketing expenses decreased by $3 million and $20 million during the three and nine months ended September 30, 2016, respectively, due to fluctuations in the exchange rates for foreign currencies in which we incur expenses.

General and Administrative Expenses
Our general and administrative expenses include personnel and related overhead costs to support the overall business. These expenses include the costs associated with our finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
Our general and administrative expenses during the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative	$152	$185	$(33)	(18)%	$454	$521	$(66)	(13)%
Stock-based compensation	26	16	10	59	62	47	14	31
Total expenses	$178	$201	$(23)	(12)	$516	$568	$(51)	(9)
% of Total revenue	10%	12%			10%	12%
General and administrative expenses decreased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. These decreases were primarily driven by a decrease in installment payments to certain key employees of AirWatch that were subject to the achievement of specified employment conditions. Compensation expense relating to these installment payments decreased by $36 million and $103 million during the three and nine months ended September 30, 2016, respectively. The final installment payment to key employees of AirWatch occurred during the first quarter of 2016.
These decreases in general and administrative expenses were partially offset by an increase in cash-based employee-related expenses of $10 million and $17 million and stock-based compensation of $10 million and $14 million during the three and nine months ended September 30, 2016, respectively. Equipment, depreciation and facilities-related costs also increased by $14 million during the nine months ended September 30, 2016. Charitable contributions decreased by $7 million and increased by $7 million during the three and nine months ended September 30, 2016, respectively.
Realignment
Our realignment expenses during the nine months ended September 30, 2016 and 2015 were as follows (dollars in millions):

	Nine Months Ended
	September 30,
	2016	2015	$ Change	% Change
Realignment	$52	$20	$32	159%
% of Total revenue	1%	—%
On January 22, 2016, we approved a plan to streamline our operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the nine months ended September 30, 2016. We recognized $49 million of severance-related realignment expenses during the nine months ended September 30, 2016 on the condensed consolidated statements of income. Additionally, we consolidated certain facilities as part of this plan, which resulted in the recognition of $3 million of related expenses during the nine months ended September 30, 2016 on the condensed consolidated statements of income. Actions associated with this plan were substantially completed by June 30, 2016.
During fiscal 2015, we eliminated approximately 350 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $20 million of realignment expenses were recognized during the nine months ended September 30, 2015, which consisted of severance-related costs.
Realignment expenses during the three months ended September 30, 2016 and 2015 were not significant.
Income Tax Provision
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete items. Our quarterly effective income tax rate was 17.6% and 19.4% during the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, our effective income tax rate was 21.4% and 18.0%, respectively. Our estimated annual effective income tax rate forecast increased during 2016 primarily as a result of a shift in the mix of our earnings from our lower tax non-U.S. jurisdictions to the U.S. Our quarterly effective income tax rate decreased for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to discrete items which included a $12 million tax benefit recognized in connection with a lapse of the statute of limitations.
Our rate of taxation in non-U.S. jurisdictions is lower than our U.S. tax rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland, and as such, our annual effective tax rate can be significantly impacted by the composition of our earnings in the U.S. and non-U.S. jurisdictions.
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, and with the closing of the Dell Acquisition, we are now included in Dell’s consolidated tax group. We will continue to be included in Dell’s consolidated group for periods in which Dell beneficially owns at least 80% of the total voting power and value of our combined outstanding Class A and Class B common stock as calculated for U.S. federal income tax purposes. The percentage of voting power and value calculated for U.S. federal income tax purposes may differ from the percentage of outstanding shares beneficially owned by Dell due to the greater voting power of our Class B common stock as compared to our Class A common stock and other factors. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Should Dell’s ownership fall below 80% of the total voting power or value of our outstanding stock in any period, then we would no longer be included in the Dell consolidated group for U.S. federal income tax purposes, and our U.S. federal income tax would be reported separately from that of the Dell consolidated group.
Although our results are included in the Dell consolidated return for U.S. federal income tax purposes, our income tax provision is calculated primarily as though we were a separate taxpayer. However, certain transactions that we and Dell are parties to are assessed using consolidated tax return rules.
The Dell-owned EMC consolidated group is routinely under audit by the Internal Revenue Service (“IRS”). All U.S. federal income tax matters have been concluded for years through 2010, except for any matters under appeal. The IRS is currently auditing the Dell-owned EMC consolidated group’s federal tax returns for tax year 2011. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions.
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
Our Relationship with Dell
As of September 30, 2016, Dell controlled 43 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 82.9% of our total outstanding shares of common stock and 97.7% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell and the Dell Acquisition” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries including EMC (collectively “Dell”) from the effective date of the Dell Acquisition through September 30, 2016. References to transactions with Dell include transactions with EMC prior to September 7, 2016.
Transactions with Dell
We and Dell engaged in the following ongoing intercompany transactions, which resulted in revenue and receipts and unearned revenue for us:

•	Pursuant to ongoing reseller arrangements with Dell, Dell bundles our products and services with Dell’s products and sells them to end users.

•	Dell purchases products and services from us for internal use.

•	We provide professional services to end users based upon contractual agreements with Dell.

•
Pursuant to an ongoing distribution agreement, we act as the selling agent for certain products and services of Pivotal Software, Inc. (“Pivotal”), a subsidiary of Dell, in exchange for an agency fee. Under this agreement, cash is collected from the end user by us and remitted to Pivotal, net of the contractual agency fee.

•	We provide various services to Pivotal. Support costs incurred by us are reimbursed to us and are recorded as a reduction to the costs incurred by us.

Information about our revenue and receipts from such arrangements during the three and nine months ended September 30, 2016 and 2015 and unearned revenue from such arrangements as of September 30, 2016 and December 31, 2015 consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Reseller revenue	$98	$68	$261	$199	$553	$292
Internal-use revenue	5	4	24	13	17	11
Professional services revenue	28	20	79	68	—	3
Agency fee revenue	1	1	3	4	—	—
Reimbursement for services to Pivotal	—	2	1	3	n/a	n/a
We and Dell engaged in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects.

•
In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income and primarily include salaries, benefits, travel and rent expenses. Dell also incurs certain administrative costs on our behalf in the U.S. that are recorded as expenses on our condensed consolidated statements of income.

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
Information about our costs from such arrangements for the three and nine months ended September 30, 2016 and 2015 consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Purchases and leases of products and purchases of services	$24	$14	$58	$45
Collaborative technology project costs	—	1	—	4
Dell subsidiary support and administrative costs	30	24	74	79
We also purchase Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the three and nine months ended September 30, 2016. Purchases of Dell products through Dell’s channel partners were $7 million and $33 million during the three and nine months ended September 30, 2015, respectively.
Dell Financial Services (“DFS”)
DFS provides financing to certain of our end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both our end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties on the condensed consolidated balance sheets. Amounts due from DFS as of September 30, 2016 were not significant.
Tax Sharing Agreement with Dell
On September 6, 2016, we entered into an amended tax sharing agreement with Dell, in connection with, and effective as of, the Dell Acquisition. The amended tax sharing agreement amends and restates the tax sharing agreement dated August 13, 2007 between us and EMC. Key contractual terms of the amended tax sharing agreement are substantially unchanged from the original agreement with EMC.

We have made payments to Dell pursuant to the tax sharing agreement. The following table summarizes the payments made during the three and nine months ended September 30, 2016 and 2015 (table in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Payments from us to Dell	$54	$—	$148	$92
Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as the state payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. The amounts that we pay to Dell for our portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate return basis and the difference is presented as a component of stockholders’ equity. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was not significant during the three months ended September 30, 2016 and was $13 million during the nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, the difference was not significant.
EMC Equity Awards Held by Our Employees
In connection with the Dell Acquisition, vesting was accelerated for all outstanding EMC stock options and restricted stock units and stock options were automatically exercised on the last trading day prior to the effective date of the merger. Our portion of the expense associated with accelerated EMC awards held by our employees was $7 million and was included within stock-based compensation expense on the condensed consolidated statement of income during the three and nine months ended September 30, 2016.
Due To/From Related Parties, Net
As a result of the related party transactions with Dell described above, amounts due to and from related parties, net as of September 30, 2016 and December 31, 2015 consisted of the following (table in millions):

	September 30,	December 31,
	2016	2015
Due (to) related parties	$(54)	$(68)
Due from related parties	77	142
Due (to) from related parties, net	$23	$74

Income tax due (to) from related parties	$—	$(18)
Balances due to and from related parties, which are unrelated to DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
We and Dell entered into a note exchange agreement on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million includes $450 million that was exchanged for the $450 million promissory note issued to Dell in April 2007, as amended and restated in June 2011.
The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and nine months ended September 30, 2016, $7 million and $20 million, respectively, of interest expense was recognized. During the three and nine months ended September 30, 2015, $7 million and $20 million, respectively, of interest expense was recognized.
Pivotal
During 2013, we transferred certain assets and liabilities to Pivotal in exchange for preferred equity interests in Pivotal’s outstanding shares. As of December 31, 2015, our ownership interest in Pivotal was 28%.
In April 2016, we contributed $20 million in cash to Pivotal in exchange for additional preferred equity interests in Pivotal. After our contribution, our ownership interest in Pivotal was 17% and the cost method is being applied to this strategic investment. The decrease in our ownership interest was a result of investments made by other investors.

Liquidity and Capital Resources
At September 30, 2016 and 2015, we held cash, cash equivalents and short-term investments as follows (table in millions):

	September 30,
	2016	2015
Cash and cash equivalents	$2,654	$2,083
Short-term investments	5,600	5,139
Total cash, cash equivalents and short-term investments	$8,254	$7,222
As of September 30, 2016, we held a diversified portfolio of money market funds, time deposits and fixed income securities totaling $7,689 million. Our fixed income securities are denominated in U.S. dollars and primarily consist of highly liquid debt instruments of the U.S. Government and its agencies, municipal obligations, mortgage-backed securities and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk. As of September 30, 2016, our total cash, cash equivalents and short-term investments were $8,254 million, of which $6,659 million was held outside the U.S. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on substantially all of the undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
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
Our cash flows summarized for the nine months ended September 30, 2016 and 2015 were as follows (table in millions):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$1,917	$1,411
Investing activities	(752)	(362)
Financing activities	(1,004)	(1,037)
Net increase (decrease) in cash and cash equivalents	$161	$12
Operating Activities
Cash provided by operating activities increased $506 million during the nine months ended September 30, 2016 as compared to the same period in 2015, driven by increased cash collections during the nine months ended September 30, 2016. Additionally, cash provided by operating activities during the nine months ended September 30, 2015 reflects payments for legal settlements, including $76 million for the GSA settlement. These increases were partially offset by an increase in cash payments for employee-related expenses including salaries, bonuses and commissions, resulting primarily from growth in headcount, and increased severance payments as part of our realignment plan.
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
Cash used in investing activities increased $390 million during the nine months ended September 30, 2016 as compared to the same period in 2015 primarily as a result of the increase in net cash used for net purchases of our available-for-sale securities and an increase in cash used in business acquisitions of $38 million. These increases were partially offset by a decrease in property and equipment additions.

The decrease in restricted cash during the nine months ended September 30, 2015 includes $75 million released from escrow and paid to certain employees of AirWatch. The release from escrow was reflected as an inflow within investing activities while the payment to the employees was reflected as an outflow within operating activities.
Financing Activities
Cash used in financing activities decreased $32 million during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of a decrease in our repurchase of common stock.
Notes Payable to Dell
As of September 30, 2016, $1,500 million remained outstanding on notes payable to Dell, with interest payable quarterly in arrears.
In connection with our acquisition of AirWatch, we entered into a note exchange agreement with Dell on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million included $450 million that was exchanged for the $450 million promissory note issued to Dell in April 2007, as amended and restated in June 2011.
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
During April 2016, our board of directors authorized the repurchase of up to an aggregate of $1,200 million of our Class A common stock through the end of 2016. The aggregate authorized stock repurchase amount of $1,200 million included the $835 million remaining from our previous stock repurchase authorization announced on January 27, 2015. During the three months ended September 30, 2016, we repurchased 14.0 million shares for an aggregate purchase price of $1,016 million. Domestic cash was used to fund repurchases of our Class A common stock. The cumulative authorized amount remaining for stock repurchases as of September 30, 2016 was utilized during the fourth quarter of 2016. Refer to Note J of the “Notes to Condensed Consolidated Financial Statements” for further discussion.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: the IT industry transformation and our related strategic positioning; expected benefits to customers of our product and service offerings; sales growth in our newer products and services solutions; slowing of total revenue growth in 2016 as sales transition to emerging products; the level of overall license revenue growth in 2016; impact on professional services revenue of expanding our ecosystem of third-party professionals with expertise in our offerings; impact of fluctuations in unearned license and software maintenance revenues and in the foreign currencies in which we invoice; impacts of employee-related expenses; continuing to be included in the consolidated tax group of Dell; indefinitely reinvesting our overseas earnings outside of the U.S. and not repatriating them to the U.S.; the sufficiency of our liquidity and capital reserves to fund our normal operating requirements; our ability to generate positive cash flows from operations; our ability to obtain liquidity, arrange debt financing or enter into credit facilities, should additional liquidity be required; and the effect on us of the resolutions of pending claims, legal proceedings and investigations and other matters described in Note I of the “Notes to Condensed Consolidated Financial Statements.”
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
There were no material changes to our market risk exposures during the nine months ended September 30, 2016. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2015 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) following Dell’s acquisition of our majority stockholder EMC Corporation (“EMC”) on September 7, 2016 (the “Dell Acquisition”), including, among other things, overlapping business opportunities, Dell’s ability to control certain transactions and resource allocations and related persons transactions with Dell and its other affiliated companies, are set forth below under the heading “Risks Related to Our Relationship with Dell and the Dell Acquisition.”
Risks Related to Our Business
Our success depends increasingly on customer acceptance of our emerging products and services.
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premise data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, sales of our vSphere hypervisor product have begun to decline. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based software-defined data center (“SDDC”) products such as our management and automation and network virtualization (“NSX”) offerings, our Horizon client virtualization offerings, our AirWatch mobile device management offerings and VMware vSAN (“vSAN”) storage virtualization offerings. We have also been introducing software-as-a-service (“SaaS”) versions of our on-premises products, including VMware Horizon Suite and certain AirWatch offerings, and are working to extend our SDDC and NSX offerings into the public cloud and to introduce cross-cloud products and services. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business has increased, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our emerging products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially and our operating results could be materially adversely affected.
A significant decrease in demand for our server virtualization products would adversely affect our operating results.
The large majority of our revenue is derived, and will for the foreseeable future continue to be derived, from our server virtualization products. As more and more businesses achieve high levels of virtualization in their data centers, the market for our VMware vSphere product has matured. Additionally, as businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads to public cloud providers, thereby limiting growth, and potentially reducing, the market for on-premises deployments of VMware vSphere. Although sales of VMware vSphere have declined as a portion of our overall business, and we expect this trend to continue, VMware vSphere remains key to our future growth, as it serves as the foundation for our newer SDDC and network virtualization offerings. Although we are developing products to extend our vSphere-based SDDC offerings to the public cloud due to our product concentration, a significant decrease in demand for our server virtualization products would adversely affect our operating results.
We face intense competition that could adversely affect our operating results.
The virtualization, cloud computing, end-user computing and software-defined data center industries are inter-related and rapidly evolving, and we face intense competition across all the markets for our products and services. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Additionally, the adoption of public cloud, micro-services, containers, and open source technologies has the potential to erode our profitability.
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises IT resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If we fail to develop products and services that address evolving customer requirements and that complement and or compete with off-premises compute resources offered by competitors, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, vCloud Air Network offerings from our partners and certain vCloud Air offerings may compete directly with infrastructure-as-a service (“IaaS”) offerings from various public cloud providers such as Amazon and Microsoft. In October 2016, we and Amazon announced a strategic alliance to deliver a vSphere-based cloud service running on Amazon Web Services. Although we expect our strategic alliance to provide significant advantages to customers when it is generally available, our strategic alliance with Amazon and our vCloud Air Network offerings from our other partners may not prevent or completely offset a decline in demand for our virtualization products and services. Our strategic alliance with Amazon may also be seen as competitive with other vCloud Air Network offerings and adversely affect our relationship with other vCloud Air Network partners.
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
Regional economic uncertainty can also result in general and ongoing tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and significant volatility in the credit, equity and fixed income markets. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or unearned revenue or recognize revenue from these customers until we receive payment, which could adversely affect the amount of revenue we are able to recognize and our cash flows in a particular period.
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

Our ability to react quickly to new technology trends and customer requirements is negatively impacted by the length of our development cycle for new products and services and product and service enhancements, which has frequently been longer than we originally anticipated. This is due in part to the increasing complexity of our product offerings as we increase their interoperability, introduce them into product suites and maintain their compatibility with multiple IT resources utilized by our customers, which can significantly increase the development time and effort necessary to achieve the interoperability of product suite components while maintaining product quality. If we are unable to evolve our solutions and offerings in time to respond to and remain ahead of new technological developments, our ability to retain or increase market share and revenue in the virtualization, cloud computing, end-user computing and SDDC industries could be materially adversely affected. With respect to our SDDC products, if we fail to introduce compelling new features in future upgrades to our VMware vSphere product line, manage the transition to hybrid cloud platforms, develop new or tightly integrate existing applications for our virtualization technology that address customer requirements for integration, automation and management of their IT systems with public cloud resources, overall demand for products and services based on VMware vSphere may decline.
We are exposed to foreign exchange risks.
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. During the nine months ended September 30, 2016, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 and early 2016 due to exchange rate fluctuations. Any further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
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

•
the timing of recognizing revenue in any given quarter, which can be affected by a number of factors, including product announcements, beta programs and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the timing of announcements or releases of new or upgraded products and services by us or by our competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	credit risks of our distributors, who account for a significant portion of product revenue and accounts receivable;

•	our ability to process sales at the end of quarter;

•	seasonal factors such as the end of fiscal period budget expenditures by our customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for EAs as original EA terms expire;

•	the timing and amount of internally developed software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and

•	our ability to accurately predict the degree to which customers will elect to purchase our subscription-based offerings in place of licenses to our on-premises offerings.
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
Our international activities account for a substantial portion of our revenue and profits, and we plan to further expand internationally. In addition, our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions, including European institutions. In addition to the risks described elsewhere in these risk factors, our international operations subject us to a variety of risks, including:

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
Our current research and development efforts may not produce significant revenue for several years, if at all.
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our VMware NSX virtual networking and vSAN virtual storage initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 22% of our total revenue during the nine months ended September 30, 2016. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
In March 2015, a software developer who alleges that software code he wrote is used in a component of our vSphere product filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of an open source license General Public License v.2 (“GPL v.2”) and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. On July 8, 2016, the German court issued a written decision dismissing the lawsuit. On August 9, 2016, a Notice of Appeal was filed. An adverse outcome to this claim on appeal or to other claims could have a material adverse impact on our intellectual property rights, our operating results and financial condition.
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
If we cannot adapt our business models to keep pace with industry trends, including the industry-wide transition to cloud-based computing, our revenue could be negatively impacted. Certain of our new product initiatives, such as our vCloud Air and SaaS offerings, have a subscription model. As we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. In addition, we may fail to accurately predict subscription renewal rates or their impact on operating results, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. Additionally, as customers transition to our hybrid cloud and SaaS products and services, our revenue growth rate may be adversely impacted during the period of transition as we will recognize less revenue up front than we would otherwise recognize as part of the multi-year license arrangements through which we typically sell our established offerings. Finally, as we offer more services that depend on converting users of free services to users of premium services and converting purchasers of our on-premises products to our SaaS offerings, and as such services grow in size, our ability to maintain or improve and to predict conversion rates will become more important.
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
The success of our products depends upon the cooperation of hardware and software vendors to ensure interoperability with our products and offer compatible products and services to end users. In addition, we intend to extend the functionality of various products to work with native public cloud applications, which may require the cooperation of public cloud vendors. To the extent that hardware, software and public cloud vendors perceive that their products and services compete with ours or those of our controlling stockholder, Dell, which completed its acquisition of EMC in September 2016, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats, or engage in practices to actively limit the functionality, compatibility and certification of our products. In addition, vendors may fail to certify or support or continue to certify or support our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and it may be difficult and more costly for us to achieve functionality and service levels that would make our services attractive to end users, any of which could negatively impact our business and operating results.
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
Three of our distributors each accounted for 10% or more of our consolidated revenue during the nine months ended September 30, 2016. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Improper disclosure and use of personal data could result in liability and impact our business.
Our business is subject to a wide variety of laws and regulations regarding privacy and protection of personal data. Federal, state and foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use and disclosure of this information. We collect contact and other personal or identifying information from our customers, and our customers increasingly use our services to store and process personal information and other regulated data, including protected health information subject to stringent data privacy laws. In the course of providing employee compensation and benefits, we also maintain personal data of our employees and share that information with third party payroll and benefits providers. Our hybrid cloud computing service offerings, pursuant to which we offer hybrid cloud services and enable third-party service providers to offer hybrid cloud services built on our technology, expose us to particularly significant risks. We rely on the contractual representations of these third parties that they do not violate any applicable privacy laws and regulations or their own privacy policies.
Any failure or perceived failure by us or our business partners to comply with posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in contracts could result in proceedings against us by governmental entities or others and significant fines, which could have a material adverse effect on our business and operating results and harm our reputation. Further, any systems failure, unauthorized access or other compromise of our security that results in the release of our customers’ or employees’ data could (i) subject us to substantial damage claims, (ii) expose us to costly regulatory remediation, (iii) harm our reputation and brand, and (iv) disrupt our business activities. The application of U.S. and international data privacy laws and regulations to cloud computing vendors is evolving and uncertain, and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against cloud computing providers with whom we may partner. Additionally, privacy laws and regulations could negatively affect demand for our services, thereby reducing our revenue.
A new European Union data protection law, the General Data Protection Regulation, which will become effective in May 2018, is wide-ranging in scope. In order to meet the new EU requirements, we will have to invest resources necessary to implement policy changes across our business units and services relating to how we collect and use personal data relating to customers, employees and vendors. Failure to comply may lead to sizeable fines. EU data protection regulators are expected to publish guidance for compliance with the new law which may further impact our information processing activities. In parallel, with the advent of the EU-US Privacy Shield (the new framework agreement between the US Department of Commerce and the European Commission for transferring personal data from the European Union to the US), we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions as we negotiate and implement suitable arrangements with international customers and international and domestic vendors. In addition, countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our services. Our current arrangements for the transfer of personal data will also need to continue to adapt to future judicial decisions and future rulemaking activity as laws on privacy and the protection of personal data continue to evolve in the countries in which we do business.
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
We have acquired in the past, and plan to acquire in the future, other businesses, products or technologies, and from time to time we dispose of businesses, products and technologies. These transactions involve significant risks and uncertainties, which include:

•	disrupting our ongoing operations, diverting management from day-to-day responsibilities, increasing our expenses, and adversely impacting our business, financial condition and operating results;

•	failure of an acquired business to further our business strategy;

•	uncertainties in achieving the expected benefits of an acquisition or disposition, including enhanced revenue, technology, human resources, cost savings, operating efficiencies and other synergies;

•	reducing cash available for operations, stock repurchase programs and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;

•	incurring amortization expense related to identifiable intangible assets acquired that could impact our operating results;

•	difficulty integrating the operations, systems, technologies, products and personnel of acquired businesses effectively;

•	the need to provide transition services in connection with a disposition, which may result in the diversion of resources and focus;

•	difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors;

•	retaining and motivating key personnel from acquired companies;

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
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. As of September 30, 2016, goodwill and amortizable intangible assets were $4,032 million and $538 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to income and indirect tax examinations. The Dell-owned EMC consolidated group is routinely under audit by the Internal Revenue Service (the “IRS”). All U.S. federal income tax matters have been concluded for years through 2010, except for any matters under appeal. The IRS is currently auditing the Dell-owned EMC consolidated group’s federal tax returns for tax year 2011. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions. While we believe we have complied with all applicable income tax laws, a governing tax authority could have a different interpretation of the law and assess us with additional taxes. Any assessment of additional taxes could materially affect our financial condition and operating results.
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
Our rate of taxation in foreign jurisdictions is lower than our U.S. tax rate. Our international income is primarily earned by our subsidiaries organized in Ireland, and, as such, our effective tax rate can be impacted by the composition of our earnings in the U.S. and foreign jurisdictions. During October 2014, Ireland announced revisions to its tax regulations that will require foreign earnings of our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax laws in Ireland beginning in 2021. Prior to this date, we may proactively make structural changes in Ireland that may reduce the impact to our future tax rates. Currently, there are certain structural changes in Ireland that may be available to multi-national companies. However, due to the Dell Acquisition, we could be subject to higher tax obligations in the event we executed similar structural changes.
Numerous other countries have recently enacted or are considering enacting changes to tax laws, administrative interpretations, decisions, policies and positions. The Organisation for Economic Cooperation and Development issued guidelines and proposals during October 2015 that may change how our tax obligations are determined in many of the countries in which we do business. These changes could adversely affect our effective tax rate or result in higher cash tax liabilities.
Catastrophic events or geo-political conditions could disrupt our business.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or other act of God, could have a material adverse impact on our business and operating results. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, and disease pandemics could temporarily sideline a substantial part of our or our customers’ workforce at any particular time, any of which could disrupt our business. Furthermore, some of our new product initiatives and business functions are hosted and carried out by third parties that may be vulnerable to disruptions of these sorts, many of which may be beyond our control. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, can curtail the functioning of local offices as well as critical components of our information systems, and adversely affect our ability to process orders, provide services, respond to customer requests and maintain local and global business continuity. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment or availability of our products and services, our revenue would be adversely affected. Additionally, any such catastrophic event could cause us to incur significant costs to repair damages to our facilities, equipment and infrastructure.
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
Risks Related to Our Relationship with Dell and the Dell Acquisition
Our stock price has fluctuated significantly since the announcement of the Dell Acquisition, and the Dell Acquisition may adversely impact our business and stock price in the future.

In October 2015, EMC and Dell announced the Dell Acquisition, pursuant to which Dell acquired EMC in a transaction that closed on September 7, 2016. In connection with the Dell Acquisition, Dell issued a tracking stock to EMC shareholders, Class V common stock, that is intended to reflect our economic performance as partial consideration to the EMC shareholders. The Class V common stock tracks the performance of an approximately 53% economic interest in our business.
Our stock price has fluctuated significantly since the announcement of the Dell Acquisition. A number of factors relating to the Dell Acquisition could adversely affect our business or our stock price during the pendency or following the closing of the Dell Acquisition, including:

•
Dell is able to control matters requiring our stockholders’ approval, including the election of a majority of our directors and the other matters over which EMC formerly had control, as described in the risk factors below.

•	Dell could implement changes to our business, including changing our commercial relationship with Dell and EMC or taking other corporate actions that our other stockholders may not view as beneficial.

•
We have arrangements with a number of companies that compete with Dell, and the completion of the Dell Acquisition could adversely affect our relationship with these companies or other customers, suppliers and partners.

•
Dell has a right of consent to matters formerly requiring EMC’s approval under our certificate of incorporation, including acquisitions or investments in excess of $100 million, and Dell may choose not to consent to matters that our board of directors believes are in the best interests of VMware.

•	We anticipate certain synergies and benefits from the Dell Acquisition that may not be realized.

•
The Class V common stock issued by Dell on September 7, 2016, while not a VMware issued security, increases the supply of publicly traded securities that track VMware’s economic performance and may create the perception that the Class V common stock dilutes the holdings of our public stockholders, both of which may put downward pressure on our stock price. While the price of Class V common stock was initially relatively stable, it may be volatile from time-to-time as a consistent trading market in Class V common stock is established. Any volatility in the market for Class V common stock could contribute to volatility in the price of VMware Class A common stock.

•
With the closing of the Dell Acquisition, Dell has become more highly leveraged and may be required to commit a substantial portion of its cash flows to servicing its indebtedness. While Dell has publicly stated that it plans to leave VMware free to use its cash to invest in the VMware business, Dell’s significant debt could create the perception that Dell may exercise its control over us to limit our growth in favor of its other businesses or cause us to transfer cash to Dell. In addition, if Dell defaults, or appears in danger of defaulting, on its indebtedness, the trading price of the Class V common stock issued by Dell would be adversely affected, which could negatively impact the price of our Class A common stock, and uncertainty as to the impact of such a default on VMware could disrupt our business.

•	Some of our products compete directly with products sold or distributed by Dell, which could result in reduced sales.

•	The consummation of the Dell Acquisition creates uncertainty for our employees, which could make it difficult to attract and retain employees.

•	The consummation of the Dell Acquisition could distract management’s focus from executing on other strategic initiatives.

•
The Dell Acquisition creates potential litigation risk. Various lawsuits have been filed against EMC and others in connection with the Dell Acquisition, including two in which the Company and our directors are named as defendants. It is possible that we or our directors may be named in other lawsuits.

Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.
As of September 30, 2016, Dell controlled 43,025,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 82.9% of the total outstanding shares of common stock or 97.7% of the voting power of outstanding common stock held by EMC. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
Prior to a distribution by Dell to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended (a “355 Distribution”), shares of Class B common stock transferred to any party other than a successor-in-interest or a subsidiary of EMC automatically convert into Class A common stock. Dell’s voting control over VMware will continue so long as the shares of Class B common stock it controls continue to represent at least 20% of our outstanding stock. If its ownership falls below 20% of the outstanding shares of our common stock, all outstanding shares of Class B common stock will automatically convert to Class A common stock. If Dell effects a 355 Distribution at a time when it holds shares of Class B common stock, its stockholders will receive Class B common stock. These shares will remain entitled to 10 votes per share, holders of these shares will remain entitled to elect 80% of the total number of directors on our board of directors and the holders of our Class A common stock will continue to have limited ability to influence matters requiring stockholder approval and have limited ability to elect members of our board of directors. Following a 355 Distribution, shares of Class B common stock may convert to Class A common stock if such conversion is approved by VMware stockholders after the 355 Distribution and we have obtained a private letter ruling from the Internal Revenue Service. In January 2014, the IRS announced in Revenue Procedure 2014-3 that, generally, it would no longer issue private letter rulings on 355 Distributions.
Dell has the ability to prevent us from taking actions that might be in our best interest.
Under our certificate of incorporation and the master transaction agreement we entered into with EMC, we must (subject to certain exceptions) obtain the consent of EMC (which is now controlled by Dell) or its successor-in-interest, as the holder of our Class B common stock, prior to taking specified actions, such as acquiring other companies for consideration in excess of $100 million, issuing stock or other VMware securities, except pursuant to employee benefit plans (provided that we obtain Class B common stockholder approval of the aggregate annual number of shares to be granted under such plans), paying dividends, entering into any exclusive or exclusionary arrangement with a third party involving, in whole or in part, products or services that are similar to EMC’s or amending certain provisions of our charter documents. In addition, we have agreed that for so long as EMC or its successor-in-interest continues to own greater than 50% of the voting control of our outstanding common stock, we will not knowingly take or fail to take any action that could reasonably be expected to preclude the ability of EMC or its successor-in-interest (including Dell) to undertake a tax-free spin-off. Dell is entitled to exercise the voting control and contractual rights of EMC, and may do so in a manner that could vary significantly from EMC’s historic practice. If Dell does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities. As a result, we may have to forgo capital raising or acquisition opportunities that would otherwise be available to us, and we may be precluded from pursuing certain growth initiatives.
By becoming a stockholder in our company, holders of our Class A common stock are deemed to have notice of and have consented to the provisions of our certificate of incorporation and the master transaction agreement with respect to the limitations that are described above.
Dell has the ability to prevent a change-in-control transaction and may sell control of VMware without benefiting other stockholders.
Dell’s voting control and its additional rights described above give Dell the ability to prevent transactions that would result in a change of control of VMware, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. In addition, Dell is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of our Class A common stock and without providing for a purchase of any shares of Class A common stock held by persons other than Dell. Accordingly, shares of Class A common stock may be worth less than they would be if Dell did not maintain voting control over us or if Dell did not have the additional rights described above.
If Dell’s level of ownership significantly increases, Dell could unilaterally effect a merger of VMware into Dell without a vote of VMware stockholders or the VMware Board of Directors at a price per share that might not reflect a premium to then-current market prices.
As of September 30, 2016, Dell controlled 82.9% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of our Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Dell has publicly stated that from the completion of the Dell Acquisition through the two-year anniversary of its completion, it will not acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.

We engage in related persons transactions with Dell that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with Dell that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services, and we expect to engage in additional related persons transactions with Dell to leverage the benefits of our strategic alignment. Additionally, we contributed technology and transferred employees to Pivotal Software, Inc. (“Pivotal”) in 2013 and continue to hold a significant ownership interest in Pivotal. For more information, refer to Note K of the “Notes to Condensed Consolidated Financial Statements” and “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this periodic report and “Transactions with Related Persons” in the proxy statement for our 2016 annual meeting of stockholders.
We believe that these related persons transactions provide us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of Dell and its subsidiaries for the benefit of our customers and stockholders while enabling us to compete more effectively with competitors who are much larger than us. However, these transactions may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Negotiating and implementing these arrangements can be time consuming and cause delays in the introduction of joint product and service offerings and disruptions to VMware’s business. We cannot predict whether our stockholders and industry or securities analysts who cover us will react positively to announcements of new related persons transactions with Dell, and such announcements could have a negative impact on our stock price. Our participation in these transactions may also cause certain of our other vendors and ecosystem partners who compete with Dell and its subsidiaries to also view us as their competitors. Additionally, if Pivotal requires additional funding, we may be asked to contribute capital resources to Pivotal or accept dilution in our ownership interest, and we may be unable to realize any value from the technology and resources that we contributed to Pivotal.
Our business and Dell’s businesses overlap, and Dell may compete with us, which could reduce our market share.
We and Dell are IT infrastructure companies providing products and services that overlap in various areas, including software-based storage, management, hyper-converged infrastructure and cloud computing. Dell competes with us in these areas now and may engage in increased competition with us in the future. In addition, the intellectual property agreement that we have entered into with EMC (which is controlled by Dell) provides EMC the ability to use our source code and intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. EMC’s rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where EMC holds a majority position and one or more of our competitors hold minority positions.
Dell could assert control over us in a manner that could impede our growth or our ability to enter new markets or otherwise adversely affect our business. Further, Dell could utilize its control over us to cause us to take or refrain from taking certain actions, including entering into relationships with channel, technology and other marketing partners, enforcing our intellectual property rights or pursuing business combinations, other corporate opportunities (which EMC is expressly permitted to pursue under the circumstances set forth in our certificate of incorporation) or product development initiatives that could adversely affect our competitive position, including our competitive position relative to that of Dell in markets where we compete with Dell. In addition, Dell maintains significant partnerships with certain of our competitors, including Microsoft.
Dell’s competition in certain markets may affect our ability to build and maintain partnerships.
Our existing and potential partner relationships may be negatively affected by our relationship with Dell. We partner with a number of companies that compete with Dell in certain markets in which Dell participates. Dell’s control of EMC’s majority ownership in us may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with Dell.
Dell competes with certain of our significant channel, technology and other marketing partners, including IBM and Hewlett-Packard. Pursuant to our certificate of incorporation and other agreements that we have with EMC, EMC and Dell may have the ability to impact our relationship with those of our partners that compete with EMC or Dell, which could have a material adverse effect on our operating results and our ability to pursue opportunities which may otherwise be available to us.
The realignment of our fiscal calendar to coincide with Dell’s and Dell’s reporting on our financial results may result in fluctuations in our stock price, and errors in our implementation of the realignment could adversely impact our business operations and financial results.
EMC previously provided segment reporting on VMware in EMC’s public reports of its financial results, and it is expected that Dell will do the same. However, the fiscal calendars for Dell and VMware do not currently align. VMware reports on a calendar year basis whereas Dell reports on a 52- or 53-week fiscal year basis ending on the Friday nearest to January 31 of each year. On October 25, 2016, our Board of Directors approved a change to VMware’s fiscal calendar effective January 1, 2017 so that our fiscal calendar will align with Dell’s.

The change in VMware’s fiscal year will be effective January 1, 2017, and the period beginning on January 1, 2017 and ending on February 3, 2017 will be reported as a transition period (the “Transition Period”). Accordingly, VMware’s first full fiscal year under its revised fiscal calendar will begin on February 4, 2017 and end on February 2, 2018. As a result of the change, the Company’s fiscal periods will correspond with Dell’s.
VMware will include results for the Transition Period in the first Form 10-Q that it will file in fiscal year 2018 for the fiscal quarter ending May 5, 2017. VMware will not file a separate transition report. Following the change in its fiscal calendar, VMware will compare results from each fiscal period under its new fiscal calendar to the corresponding period under its prior fiscal calendar.
Additionally, VMware’s third fiscal quarter for the current fiscal year ended September 30, 2016 and its current fiscal year will end on December 31, 2016. Dell’s third fiscal quarter for the current fiscal year ended on October 28, 2016 and its current fiscal year will end on February 3, 2017. Accordingly, until VMware’s and Dell’s fiscal periods align, public reports filed by Dell will include results for its VMware business segment that will not coincide with the periods included in VMware’s public reports. The financial results for Dell’s VMware business segment may also differ from the financial results reported by VMware due to the impact of intercompany transactions, purchase accounting, and accounting practices. These differences in the timing and reporting of VMware’s financial results by VMware and Dell could result in volatility and fluctuations in the price of VMware’s Class A common stock until the fiscal calendars become aligned in fiscal 2018.
Further, the process of implementing the fiscal calendar transition requires us to make adjustments to many of the critical business processes and data systems that our management and personnel rely upon to conduct our business operations and coordinate our worldwide activities.  Although we are undertaking a thorough programmatic approach to transition our processes and systems to the new fiscal calendar, there can be no assurance that errors and failures will not occur that could temporarily impair our ability to conduct our operations efficiently and effectively.  Any such failures to our critical business processes and data systems could adversely impair our results of operations and financial results until such failures can be successfully remediated.
We could be held liable for the tax liabilities of other members of Dell’s consolidated tax group.
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation or certain of its subsidiaries for state and local income tax purposes, and with the closing of the Dell Acquisition, we are now included in Dell’s consolidated tax group. Effective as of the close of the Dell Acquisition, we amended our tax sharing agreement with EMC to include Dell. Pursuant to our agreement, we and Dell generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in Dell’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain consolidated return adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. When we become subject to federal income tax audits as a member of Dell’s consolidated group, the tax sharing agreement provides that Dell has authority to control the audit and represent Dell and VMware’s interests to the IRS. Accordingly, if we and Dell or its successor-in-interest differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired. In addition, if Dell effects a 355 Distribution or other transaction that is subsequently determined to be taxable, VMware could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.
We have been included in the EMC consolidated group for U.S. federal income tax purposes since our acquisition by EMC, and will continue to be included in Dell’s consolidated group for periods in which Dell or its successor-in-interest beneficially owns at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the Dell consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell and its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.
Additionally, under the tax sharing agreement, if it is subsequently determined that the tracking stock issued in connection with the Dell Acquisition constitutes a taxable distribution, VMware could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.

We have limited ability to resolve favorably any disputes that arise between us and Dell.
Disputes may arise between Dell and us in a number of areas relating to our ongoing relationships, including our reseller, technology and other business agreements with Dell, areas of competitive overlap, strategic initiatives, requests for consent to activities specified in our certificate of incorporation and the terms of our intercompany agreements. We may not be able to resolve any potential conflicts with Dell, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
While we are controlled by Dell, we may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those we would negotiate with an unaffiliated third party, if at all.
Our CEO, our CFO and some of our directors have potential conflicts of interest with Dell.
Our CEO, our CFO and some of our directors received shares of Dell Class V common stock in partial consideration for their EMC common stock when the Dell Acquisition closed. In addition, some of our directors are executive officers or directors of Dell, and Dell, through its control of EMC, which is the sole holder of our Class B common stock, is entitled to elect 8 of our 9 directors. Ownership of Dell Class V common stock by our directors and the presence of executive officers or directors of Dell on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Dell that could have different implications for Dell than they do for us. Our Board has approved resolutions that address corporate opportunities that are presented to our directors or officers that are also directors or officers of Dell. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and Dell and we may be precluded from pursuing certain growth initiatives.
Dell’s ability to control our board of directors may make it difficult for us to recruit independent directors.
So long as Dell beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, Dell can effectively control and direct our board of directors. Further, the interests of Dell and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.
Our historical financial information as a majority-owned subsidiary may not be representative of the results of a completely independent public company.
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in intercompany transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three and nine months ended September 30, 2016, we recognized revenue of $132 million and $368 million, respectively, and as of September 30, 2016, $570 million of sales were included in unearned revenue from such transactions with Dell. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and notes thereto.
Risks Related to Owning Our Class A Common Stock
The price of our Class A common stock has fluctuated significantly in recent years and may fluctuate significantly in the future.
The trading price of our Class A common stock has fluctuated significantly in the past and could fluctuate substantially in the future due to the factors discussed in this Risk Factors section and elsewhere in this report. In particular, our stock price has fluctuated significantly following the announcement of the Dell Acquisition. The trading market for Dell Class V common stock that was issued upon the closing of the Dell Acquisition that is expected to track the performance of VMware, as well as continuing volatility in technology company share prices, could also lead to volatility in our stock price.

Dell, which beneficially owned 82.9% of our outstanding stock as of September 30, 2016, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
Broad market and industry factors may also decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general and technology companies in particular have often experienced extreme price and volume fluctuations. Our public float is also relatively small due to Dell’s holdings, which can result in greater volatility in our stock compared to that of other companies with a market capitalization similar to ours. It is also uncertain what impact the trading of Dell Class V common stock, which represents approximately 53% of the economic interest in us, will have on the volatility and the liquidity of our Class A common stock and how the Dell Class V common stock will trade in relation to our Class A common stock over time. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.
If securities or industry analysts change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us or who cover the Dell Class V common stock change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.
Anti-takeover provisions in Delaware law and our charter documents could discourage takeover attempts.
As our controlling stockholder, Dell has the ability to prevent a change in control of VMware. Provisions in our certificate of incorporation and bylaws may also have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•
the division of our board of directors into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at any annual meeting;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•
following a 355 Distribution of Class B common stock by Dell to its stockholders, the restriction that a beneficial owner of 10% or more of our Class B common stock may not vote in any election of directors unless such person or group also owns at least an equivalent percentage of Class A common stock or obtains approval of our board of directors prior to acquiring beneficial ownership of at least 5% of Class B common stock;

•	the prohibition of cumulative voting in the election of directors or any other matters, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•
the ability of the board of directors to issue, without stockholder approval, up to 100,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and

•
in the event that Dell or its successor-in-interest no longer owns shares of our common stock representing at least a majority of the votes entitled to be cast in the election of directors, stockholders may not act by written consent and may not call special meetings of the stockholders.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser
Purchases of equity securities during the three months ended September 30, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)(3)
July 1 – July 31, 2016	2,255,341	$71.48	2,255,341	$1,039,204,591
August 1 – August 31, 2016	5,260,322	71.87	5,260,322	661,142,285
September 1 – September 30, 2016	6,483,541	73.47	6,483,541	184,771,879
	13,999,204	$72.55	13,999,204	184,771,879

(1)
In April 2016, VMware’s board of directors authorized the repurchase of up to an aggregate of $1,200 million of VMware’s Class A common stock through the end of 2016. The April 2016 stock repurchase authorization includes the $835 million remaining from VMware’s previous stock repurchase authorization announced in January 2015. VMware’s Class A common stock has been, and may in the future be, purchased pursuant to our stock repurchase authorizations, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under our stock repurchase program. Subject to applicable laws, repurchases under our stock repurchase program may be made at such times and in such amounts as we deem appropriate. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases under our stock repurchase program can be discontinued at any time that we feel additional purchases are not warranted.

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

VMWARE, INC.

Dated:	November 7, 2016	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

3.1	Amended and Restated Certificate of Incorporation		S-1/A-2	7/9/2007
3.2	Amended and Restated Bylaws		8-K	3/8/2011
10.10+	Form of Restricted Stock Unit Agreement, as amended August 12, 2016	X
10.31+	Form of Restricted Stock Unit Agreement for U.K. Participants, as amended September 1, 2016	X
10.32	Amended and Restated Tax Sharing Agreement between VMware, Inc. and Dell Technologies Inc. effective as of September 6, 2016	X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
+ Management contract or compensatory plan or arrangement