Form 10-Q
period 2017-05-05
VMWARE, INC.
filed 2017-06-09
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 2, 2017, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 408,423,739, of which 108,423,739 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, vCloud, vCloud Air, vCloud Air Network, Cross-Cloud Services, vSphere, NSX, VMware vSAN, AirWatch, Workspace ONE, Horizon, Horizon Suite, Photon, Photon OS and vSphere Integrated Containers are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
Revenue:
License	$610	$572	$125
Services	1,126	1,017	371
Total revenue	1,736	1,589	496
Operating expenses(1):
Cost of license revenue	39	40	13
Cost of services revenue	250	211	80
Research and development	421	356	150
Sales and marketing	586	565	231
General and administrative	151	172	63
Realignment and loss on disposition	51	53	—
Operating income (loss)	238	192	(41)
Investment income	23	16	8
Interest expense with Dell	(7)	(7)	(2)
Other income (expense), net	4	(1)	1
Income (loss) before income tax	258	200	(34)
Income tax provision (benefit)	26	39	(26)
Net income (loss)	$232	$161	$(8)
Net income (loss) per weighted-average share, basic for Class A and Class B	$0.57	$0.38	$(0.02)
Net income (loss) per weighted-average share, diluted for Class A and Class B	$0.56	$0.38	$(0.02)
Weighted-average shares, basic for Class A and Class B	408,431	423,230	408,625
Weighted-average shares, diluted for Class A and Class B	414,018	424,180	408,625
__________
(1) Includes stock-based compensation as follows:
Cost of license revenue	$1	$1	$—
Cost of services revenue	14	12	5
Research and development	82	70	31
Sales and marketing	48	49	19
General and administrative	18	18	7
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
Net income (loss)	$232	$161	$(8)
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of tax provision (benefit) of $5, $11 and $1	8	18	2
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $— for all periods	1	—	—
Net change in market value of available-for-sale securities	9	18	2
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— for all periods	5	2	3
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $— for all periods	1	—	—
Net change in market value of effective foreign currency forward contracts	6	2	3
Total other comprehensive income (loss)	15	20	5
Total comprehensive income (loss), net of taxes	$247	$181	$(3)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

			Transition Period
	May 5,	December 31,	February 3,
	2017	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,864	$2,790	$3,220
Short-term investments	4,748	5,195	5,173
Accounts receivable, net of allowance for doubtful accounts of $2, $2 and $2	867	1,856	1,192
Due from related parties, net	127	132	93
Other current assets	172	362	173
Total current assets	9,778	10,335	9,851
Property and equipment, net	993	1,049	1,042
Other assets	240	248	249
Deferred tax assets	724	462	716
Intangible assets, net	474	517	507
Goodwill	4,032	4,032	4,032
Total assets	$16,241	$16,643	$16,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116	$125	$53
Accrued expenses and other	897	898	887
Note payable to Dell	680	—	—
Unearned revenue	3,317	3,531	3,349
Total current liabilities	5,010	4,554	4,289
Notes payable to Dell	820	1,500	1,500
Unearned revenue	1,918	2,093	1,991
Other liabilities	425	399	401
Total liabilities	8,173	8,546	8,181
Contingencies (refer to Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 108,409, 108,351 and 110,060 shares	1	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3	3
Additional paid-in capital	1,448	1,721	1,843
Accumulated other comprehensive income (loss)	11	(9)	(4)
Retained earnings	6,605	6,381	6,373
Total stockholders’ equity	8,068	8,097	8,216
Total liabilities and stockholders’ equity	$16,241	$16,643	$16,397
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
Operating activities:
Net income (loss)	$232	$161	$(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85	88	29
Stock-based compensation	163	150	62
Excess tax benefits from stock-based compensation	—	—	(5)
Deferred income taxes, net	(8)	(18)	(254)
Loss on disposition	49	—	—
(Gain) loss on Dell stock purchase	2	—	(1)
Impairment of strategic investments	2	5	—
Other	1	1	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	325	544	664
Other assets	(12)	(5)	190
Due to/from related parties, net	(34)	63	39
Accounts payable	59	(28)	(68)
Accrued expenses	(34)	(118)	(41)
Income taxes payable	15	(23)	38
Unearned revenue	(70)	(100)	(284)
Net cash provided by operating activities	775	720	361
Investing activities:
Additions to property and equipment	(49)	(41)	(18)
Purchases of available-for-sale securities	(506)	(1,124)	(38)
Sales of available-for-sale securities	548	420	43
Maturities of available-for-sale securities	418	286	20
Proceeds from disposal of assets	—	3	—
Purchases of strategic investments	(6)	(2)	—
Decrease in restricted cash	2	2	—
Net cash provided by (used in) investing activities	407	(456)	7
Financing activities:
Proceeds from issuance of common stock	7	52	61
Repurchase of common stock	(425)	—	—
Excess tax benefits from stock-based compensation	—	—	5
Shares repurchased for tax withholdings on vesting of restricted stock	(120)	(24)	(4)
Net cash provided by (used in) financing activities	(538)	28	62
Net increase in cash and cash equivalents	644	292	430
Cash and cash equivalents at beginning of the period	3,220	2,493	2,790
Cash and cash equivalents at end of the period	$3,864	$2,785	$3,220
Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$7	$—
Cash paid for taxes, net	27	63	3
Non-cash items:
Changes in capital additions, accrued but not paid	$5	$(3)	$(6)
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
Change in Fiscal Year End
On October 25, 2016, the VMware Board of Directors approved a change to VMware’s fiscal year from a fiscal year ending on December 31 of each calendar year to a fiscal year consisting of a 52- or 53-week period ending on the Friday nearest to January 31 of each year. The change in VMware’s fiscal year was effective January 1, 2017. The period that began on January 1, 2017 and ended on February 3, 2017 is reflected as a transition period (the “Transition Period”). VMware’s first full fiscal year 2018 under the revised fiscal calendar is a 52-week year that began on February 4, 2017 and will end on February 2, 2018.
The Company has included its unaudited condensed consolidated financial statements for the Transition Period in this report on Form 10-Q. As permitted under SEC rules, prior-period financial statements have not been recast as management believes (i) the three months ended March 31, 2016 are comparable to the three months ended May 5, 2017; and (ii) recasting prior-period results was not practicable or cost justified.
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full fiscal year 2018. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s 2016 Annual Report on Form 10-K.
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), including EMC’s majority control of VMware (the “Dell Acquisition”). As a result of the Dell Acquisition, EMC became a wholly-owned subsidiary of Dell and VMware became an indirectly-held, majority-owned subsidiary of Dell. As of May 5, 2017, Dell controlled 81.8% of VMware’s outstanding common stock and 97.6% of the combined voting power of VMware’s outstanding common stock, including 34 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of VMware and its subsidiaries. All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with Dell and its consolidated subsidiaries are generally settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying transaction.
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
VMware plans to adopt Topic 606 using the full retrospective transition method when it becomes effective for the Company in the first quarter of fiscal 2019. While the Company is continuing to assess the potential impacts of Topic 606, VMware currently expects unearned license revenue related to the sale of perpetual licenses will decline significantly upon adoption. Currently, VMware defers all license revenue related to the sale of its perpetual licenses in the event certain revenue recognition criteria are not met. However, under Topic 606, the Company would generally expect that substantially all license revenue related to the sale of its perpetual licenses will be recognized upon delivery. Topic 606 is also expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions. Under the new standard, incremental costs to obtain contracts with customers are deferred and recognized over the expected period of benefit. As a result, VMware expects deferred commission costs to increase. The Company is continuing to evaluate the effect that Topic 606 will have on its consolidated financial statements and related disclosures, and preliminary assessments are subject to change.
ASU No. 2016-02, Leases
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The updated standard also requires additional disclosure regarding leasing arrangements. It is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures, and expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.
ASU No. 2016-16, Income Taxes
During October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize at the transaction date the income tax consequences of intra-entity asset transfers. Previous guidance required the tax effects from intra-entity asset transfers to be deferred until that asset is sold to a third party or recovered through use. The updated standard is effective for annual and interim periods beginning after December 15, 2017 and requires a modified retrospective transition method. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
ASU No. 2016-09, Compensation
VMware adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), on a prospective basis, effective February 4, 2017. Prior periods have not been reclassified to conform to the fiscal 2018 presentation. Net excess tax benefits

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

recognized in connection with stock-based awards are now included in the income tax provision on the condensed consolidated statements of income. Net excess tax benefits recognized during the three months ended May 5, 2017 were $31 million. Prior to adopting the updated standard, such amounts were recognized in additional paid-in capital on the Company’s condensed consolidated balance sheets.
Additionally, all tax-related cash flows resulting from stock-based awards are reported as operating activities in the statement of cash flows. Prior to adopting the updated standard, excess tax benefits were reported as a cash inflow from financing activities in the statement of cash flows.
B. Related Parties
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries including EMC (collectively, “Dell”). Transactions prior to September 7, 2016 reflect transactions only with EMC and its consolidated subsidiaries.
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
Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts			Unearned Revenue
			Transition Period	As of
	Three Months Ended		January 1 to			Transition Period
	May 5,	March 31,	February 3,	May 5,	December 31,	February 3,
	2017	2016	2017	2017	2016	2017
Reseller revenue	$223	$79	$44	$652	$637	$616
Internal-use revenue	5	5	7	11	15	18
Professional services revenue	29	25	3	—	—	—
Agency fee revenue	—	1	—	—	—	—
Reimbursement for services to Pivotal	—	1	—	n/a	n/a	n/a
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with Dell subsidiaries for support services and Dell personnel who are managed by VMware. The costs incurred by Dell on VMware’s behalf related to these employees are charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs are included as expenses on VMware’s condensed consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on VMware’s behalf in the United States that are recorded as expenses on VMware’s condensed consolidated statements of income.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
Information about VMware’s costs from such arrangements during the periods presented consisted of the following (table in millions):

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
Purchases and leases of products and purchases of services	$36	$17	$14
Dell subsidiary support and administrative costs	29	23	13
VMware also purchases Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both VMware’s end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Financing fees recognized on these arrangements were not significant during the three months ended May 5, 2017 and the Transition Period.
Tax Sharing Agreement with Dell
VMware has made payments to Dell pursuant to a tax sharing agreement. The following table summarizes the payments made during the periods presented (table in millions):

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
Payments from VMware to Dell	$—	$40	$—
The timing of the tax payments due to and from related parties is governed by a tax sharing agreement. Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is presented as a component of stockholders’ equity. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was not significant during the three months ended May 5, 2017 and March 31, 2016 and the Transition Period.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

			Transition Period
	May 5,	December 31,	February 3,
	2017	2016	2017
Due (to) related parties	$(73)	$(71)	$(85)
Due from related parties	200	203	178
Due from related parties, net	$127	$132	$93

Income tax related asset, net	$—	$181	$—
Income tax due (to) related parties	(26)	—	(21)
Amounts included in due from related parties, net, which are unrelated to DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stock Purchase Agreements with Dell
On March 29, 2017, VMware entered into a stock purchase agreement with Dell to purchase $300 million of VMware Class A common stock. During the three months ended May 5, 2017, VMware paid Dell $300 million in exchange for an initial delivery of shares of 2.7 million shares, or approximately 80% of the expected total shares to be received and retired under the arrangement. On May 10, 2017, the stock purchase agreement with Dell was completed and VMware received an additional 0.7 million shares. The aggregate number of shares of 3.4 million purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
On December 15, 2016, VMware entered into a stock purchase agreement with Dell to purchase $500 million of VMware Class A common stock. VMware purchased 4.8 million shares for $375 million through December 31, 2016. On February 15, 2017, the stock purchase agreement with Dell was completed. A total of $500 million was paid in exchange for 6.2 million shares. The aggregate number of shares purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
Notes Payable to Dell
VMware entered into a note exchange agreement with its Parent on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. As of May 5, 2017, $680 million was classified as a current liability.
The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three months ended May 5, 2017 and March 31, 2016 and the Transition Period, $7 million, $7 million and $2 million, respectively, of interest expense was recognized.
C. Definite-Lived Intangible Assets, Net
Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	May 5, 2017
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$638	$(390)	$248
Leasehold interest	34.9	149	(25)	124
Customer relationships and customer lists	8.3	132	(67)	65
Trademarks and tradenames	8.7	61	(25)	36
Other	5.7	4	(3)	1
Total definite-lived intangible assets		$984	$(510)	$474

	December 31, 2016
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$641	$(358)	$283
Leasehold interest	34.9	149	(24)	125
Customer relationships and customer lists	8.3	132	(62)	70
Trademarks and tradenames	8.7	61	(23)	38
Other	5.7	4	(3)	1
Total definite-lived intangible assets		$987	$(470)	$517

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Transition Period February 3, 2017
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$641	$(366)	$275
Leasehold interest	34.9	149	(24)	125
Customer relationships and customer lists	8.3	132	(64)	68
Trademarks and tradenames	8.7	61	(23)	38
Other	5.7	4	(3)	1
Total definite-lived intangible assets		$987	$(480)	$507
Amortization expense on definite-lived intangible assets was $32 million, $34 million and $10 million during the three months ended May 5, 2017 and March 31, 2016 and the Transition Period, respectively.
Based on intangible assets recorded as of May 5, 2017 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2018	$96
2019	117
2020	93
2021	39
2022	24
Thereafter	105
Total	$474
D. Realignment and Loss on Disposition
Disposition of VMware vCloud Air Business
On April 4, 2017, VMware announced the sale of its VMware vCloud Air business (“vCloud Air”) to OVH US LLC (“OVH”). In connection with the transaction, the fair value of the fixed assets of $3 million identified as part of the sale was reclassified to assets held for sale in other current assets on the condensed consolidated balance sheets as of May 5, 2017. The initial loss recognized in connection with this transaction was $51 million and is included in realignment and loss on disposition on the condensed consolidated statements of income. In addition, the unearned revenue of $35 million associated with vCloud Air will be assumed by OVH and has been reclassified to accrued expenses and other on the condensed consolidated balance sheets as of May 5, 2017.
Realignment
On January 22, 2016, VMware approved a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the three months ended March 31, 2016. VMware recognized $50 million of severance-related realignment expenses during the three months ended March 31, 2016 on the condensed consolidated statements of income. Additionally, VMware consolidated certain facilities as part of this plan, which resulted in the recognition of $3 million of related expenses during the three months ended March 31, 2016.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the activity for the accrued realignment expenses for the period presented (table in millions):

	Three Months Ended March 31, 2016
	Balance as of January 1, 2016	Realignment	Utilization	Balance as of March 31, 2016
Severance-related costs	$3	$50	$(26)	$27
Costs to exit facilities	—	3	—	3
Total	$3	$53	$(26)	$30
E. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, including performance stock units, and stock options, including purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computations of diluted net income (loss) per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income (loss) per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.
The following table sets forth the computations of basic and diluted net income (loss) per share during the periods presented (table in millions, shares in thousands):

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
Net income (loss)	$232	$161	$(8)
Weighted-average shares, basic for Class A and Class B	408,431	423,230	408,625
Effect of other dilutive securities	5,587	950	—
Weighted-average shares, diluted for Class A and Class B	414,018	424,180	408,625
Net income (loss) per weighted-average share, basic for Class A and Class B	$0.57	$0.38	$(0.02)
Net income (loss) per weighted-average share, diluted for Class A and Class B(1)	$0.56	$0.38	$(0.02)
(1) During the Transition Period, VMware incurred a net loss. As a result, all potentially dilutive securities were anti-dilutive and excluded from the computation of diluted net loss per share.
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income (loss) per share calculations during the periods presented, because their effect would have been anti-dilutive (shares in thousands):

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
Anti-dilutive securities:
Employee stock options	895	2,352	2,353
Restricted stock units	44	15,491	3,259
Total	939	17,843	5,612

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

F. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of the periods presented consisted of the following (tables in millions):

	May 5, 2017
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$427	$—	$—	$427
Cash equivalents:
Money-market funds	$3,422	$—	$—	$3,422
Municipal obligations	15	—	—	15
Total cash equivalents	$3,437	$—	$—	$3,437
Short-term investments:
U.S. Government and agency obligations	$733	$—	$(3)	$730
U.S. and foreign corporate debt securities	3,607	5	(10)	3,602
Foreign governments and multi-national agency obligations	24	—	—	24
Municipal obligations	207	—	—	207
Mortgage-backed securities	157	—	(1)	156
Marketable available-for-sale equity securities	15	14	—	29
Total short-term investments	$4,743	$19	$(14)	$4,748

	December 31, 2016
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$512	$—	$—	$512
Cash equivalents:
Money-market funds	$2,235	$—	$—	$2,235
Time deposits	26	—	—	26
Municipal obligations	17	—	—	17
Total cash equivalents	$2,278	$—	$—	$2,278
Short-term investments:
U.S. Government and agency obligations	$734	$—	$(3)	$731
U.S. and foreign corporate debt securities	3,885	2	(18)	3,869
Foreign governments and multi-national agency obligations	32	—	—	32
Municipal obligations	365	—	—	365
Asset-backed securities	4	—	—	4
Mortgage-backed securities	196	—	(2)	194
Total short-term investments	$5,216	$2	$(23)	$5,195
Other assets:
Marketable available-for-sale equity securities	$15	$7	$—	$22

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Transition Period February 3, 2017
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$720	$—	$—	$720
Cash equivalents:
Money-market funds	$2,471	$—	$—	$2,471
Time deposits	26	—	—	26
Municipal obligations	3	—	—	3
Total cash equivalents	$2,500	$—	$—	$2,500
Short-term investments:
U.S. Government and agency obligations	$733	$—	$(3)	$730
U.S. and foreign corporate debt securities	3,884	3	(16)	3,871
Foreign governments and multi-national agency obligations	32	—	—	32
Municipal obligations	350	—	—	350
Asset-backed securities	4	—	—	4
Mortgage-backed securities	188	—	(2)	186
Total short-term investments	$5,191	$3	$(21)	$5,173
Other assets:
Marketable available-for-sale equity securities	$15	$7	$—	$22
VMware evaluated its available-for-sale investments as of May 5, 2017, December 31, 2016 and February 3, 2017 for other-than-temporary declines in fair value and did not consider any to be other-than-temporarily impaired. The realized gains and losses on investments during the three months ended May 5, 2017 and March 31, 2016 and the Transition Period were not significant.
Unrealized losses on cash equivalents and available-for-sale investments as of the periods presented, which have been in a net loss position for less than twelve months, were classified by sector as follows (table in millions):

					Transition Period
	May 5, 2017		December 31, 2016		February 3, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$681	$(3)	$608	$(3)	$527	$(3)
U.S. and foreign corporate debt securities	1,864	(10)	2,595	(18)	2,287	(16)
Mortgage-backed securities	121	(1)	164	(2)	151	(2)
Total	$2,666	$(14)	$3,367	$(23)	$2,965	$(21)
As of May 5, 2017, December 31, 2016 and February 3, 2017, unrealized losses on cash equivalents and available-for-sale investments in the other investment categories, which have been in a net loss position for less than twelve months, were not significant. Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for twelve months or greater, were not significant for the periods presented.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Contractual Maturities
The contractual maturities of fixed income securities held as of May 5, 2017 consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,445	$1,445
Due after 1 year through 5 years	2,916	2,908
Due after 5 years through 10 years	116	116
Due after 10 years	251	250
Total fixed income securities	$4,728	$4,719
G. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

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
VMware’s fixed income securities are primarily classified as Level 2, with the exception of some of the U.S. Government and agency obligations that are classified as Level 1. Additionally, VMware’s Level 2 classification includes forward contracts, notes payable to Dell and the estimated fair value of assets held for sale in connection with the disposition of vCloud Air. As of May 5, 2017, December 31, 2016 and February 3, 2017, VMware’s Level 2 investment securities were generally priced using non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. The fair value of assets held for sale in connection with the disposition of vCloud Air was based upon the terms of the sale between VMware and OVH and was immaterial as of May 5, 2017.
VMware did not have any significant assets or liabilities that fell into Level 3 of the fair value hierarchy for the periods presented, and there have been no transfers between fair value measurement levels during the periods presented.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s cash equivalents, available-for-sale securities and derivatives that were required to be measured at fair value as of the periods presented (tables in millions):

	May 5, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$3,422	$—	$3,422
Municipal obligations	—	15	15
Total cash equivalents	$3,422	$15	$3,437
Short-term investments:
U.S. Government and agency obligations	$455	$275	$730
U.S. and foreign corporate debt securities	—	3,602	3,602
Foreign governments and multi-national agency obligations	—	24	24
Municipal obligations	—	207	207
Mortgage-backed securities	—	156	156
Marketable available-for-sale equity securities	29	—	29
Total short-term investments	$484	$4,264	$4,748
Other current assets:
Forward contracts	$—	$10	$10

	December 31, 2016
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,235	$—	$2,235
Time deposits	—	26	26
Municipal obligations	—	17	17
Total cash equivalents	$2,235	$43	$2,278
Short-term investments:
U.S. Government and agency obligations	$441	$290	$731
U.S. and foreign corporate debt securities	—	3,869	3,869
Foreign governments and multi-national agency obligations	—	32	32
Municipal obligations	—	365	365
Asset-backed securities	—	4	4
Mortgage-backed securities	—	194	194
Total short-term investments	$441	$4,754	$5,195
Other current assets:
Derivative due to stock purchase with Dell	$—	$8	$8
Other assets:
Marketable available-for-sale equity securities	$22	$—	$22

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Transition Period February 3, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,471	$—	$2,471
Time deposits	—	26	26
Municipal obligations	—	3	3
Total cash equivalents	$2,471	$29	$2,500
Short-term investments:
U.S. Government and agency obligations	$445	$285	$730
U.S. and foreign corporate debt securities	—	3,871	3,871
Foreign governments and multi-national agency obligations	—	32	32
Municipal obligations	—	350	350
Asset-backed securities	—	4	4
Mortgage-backed securities	—	186	186
Total short-term investments	$445	$4,728	$5,173
Other current assets:
Derivative due to stock purchase with Dell	$—	$9	$9
Other assets:
Marketable available-for-sale equity securities	$22	$—	$22
Marketable available-for-sale equity securities were classified as short-term investments as of May 5, 2017 as restrictions on the Company’s ability to sell the common stock lapse within twelve months of May 5, 2017. As of December 31, 2016 and February 3, 2017, these securities were classified as other assets.
Notes payable to Dell are not adjusted to fair value. The fair value of the notes payable to Dell was approximately $1,497 million, $1,489 million and $1,492 million as of May 5, 2017, December 31, 2016 and February 3, 2017, respectively. Fair value was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income is not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets and liabilities associated with this plan were the same at approximately $45 million, $35 million and $36 million as of May 5, 2017, December 31, 2016 and February 3, 2017, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
VMware holds strategic investments in its portfolio accounted for using the cost method. These strategic investments are periodically assessed for other-than-temporary impairment. VMware uses Level 3 inputs as part of its impairment analysis, including pre- and post-money valuations of recent financing events, the impact of financing events on its ownership percentages, and other available information relevant to the issuer’s historical and forecasted performance. The estimated fair value of these investments is considered in VMware’s impairment review if any events or changes in circumstances occur that might have a significant adverse effect on their value. If VMware determines that an other-than-temporary impairment has occurred, VMware writes down the investments to their fair value.
During the three months ended March 31, 2016, certain strategic investments were considered to be other-than-temporarily impaired and accordingly, an impairment charge of approximately $5 million was recognized. The impairment charge for the three months ended May 5, 2017 was not significant. Strategic investments are included in other assets on the condensed consolidated balance sheets. The carrying value of VMware’s strategic investments was $142 million, $139 million and $139 million as of May 5, 2017, December 31, 2016 and February 3, 2017, respectively.
H. Derivatives and Hedging Activities
VMware conducts business on a global basis in multiple foreign currencies, subjecting the Company to foreign currency risk. To mitigate a portion of this risk, VMware utilizes hedging contracts as described below, which potentially expose the

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation have been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three months ended May 5, 2017 and March 31, 2016 and the Transition Period, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the condensed consolidated statements of income as incurred.
These forward contracts have contractual maturities of twelve months or less, and as of May 5, 2017, December 31, 2016 and February 3, 2017, outstanding forward contracts had a total notional value of $193 million, $22 million and $250 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended May 5, 2017 and March 31, 2016 and the Transition Period, all cash flow hedges were considered effective.
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
These forward contracts have a contractual maturity of one month, and as of May 5, 2017, December 31, 2016 and February 3, 2017, outstanding forward contracts had a total notional value of $687 million, $875 million and $834 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended May 5, 2017, March 31, 2016 and the Transition Period, VMware recognized a loss of $8 million, $23 million and $18 million, respectively, relating to the settlement of forward contracts. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net gain of $4 million during the three months ended May 5, 2017, and net losses of $2 million and $1 million during the three months ended March 31, 2016 and the Transition Period, respectively. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
I. Contingencies
Litigation
On March 27, 2015, Phoenix Technologies (“Phoenix”) filed a complaint against VMware in the U.S. District Court for the Northern District of California asserting claims for copyright infringement and breach of contract relating to a version of Phoenix’s BIOS software that VMware licensed from Phoenix. In the lawsuit, Phoenix is seeking injunctive relief and monetary damages. On January 6, 2017, the court granted VMware’s motion for summary judgment on the contract statute of limitations issues, which removed Phoenix’s breach of contract claim from the lawsuit. No other claims were removed from the lawsuit on summary judgment and trial began on May 30, 2017, but has not yet concluded. VMware believes that it has meritorious defenses in connection with this lawsuit. A possible range of loss is between zero (if VMware is found not liable) and $110 million, with the high end of the range based on claims made by Phoenix during trial.
On March 4, 2015, Christoph Hellwig, a software developer who alleges that software code he wrote is used in a component of the Company’s vSphere product, filed a lawsuit against VMware in the Hamburg Regional Court in Germany alleging copyright infringement for failing to comply with the terms of the open source General Public License v.2 (“GPL v.2”)

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and seeking an order requiring VMware to comply with the GPL v.2 or cease distribution of any affected code within Germany. On July 8, 2016, the German court issued a written decision dismissing Mr. Hellwig’s lawsuit. Mr. Hellwig has appealed the Regional Court’s decision and has filed his opening appellate brief and VMware has filed its responsive appellate brief. No further briefing or hearing schedule has yet been set by the appellate court.
While VMware believes that it has valid defenses against each of the above legal matters, given the unpredictable nature of legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a material adverse effect on VMware’s condensed consolidated financial statements.
Former employee Dane Smith filed a lawsuit against the Company alleging (i) wrongful retaliation in violation of the False Claims Act and (ii) wrongful termination in violation of public policy. As of May 2, 2017, the parties had completed an arbitration hearing. The results of the arbitration hearing were immaterial to VMware’s consolidated financial statements.
On November 17, 2015, Francis M. Ford, a VMware Class A stockholder, filed an action in the Delaware Chancery Court against certain current and former VMware directors, among others (collectively, the “Defendants”), alleging that the Defendants breached their fiduciary duties in connection with the Dell Acquisition, and the proposed issuance of tracking stock that is intended to track the performance of VMware. The plaintiff did not assert claims directly against VMware, but purported to bring class claims on behalf of other VMware Class A stockholders and derivative claims on behalf of VMware. On May 2, 2017, the Delaware Chancery Court granted Defendants’ motion to dismiss without leave to amend, dismissing all claims against all Defendants. The time limitation for the plaintiff to file an appeal lapsed on June 1, 2017. While VMware does not believe that the Ford case represents material adverse exposures, no assurances can be given that the litigation will not have any adverse consequences for the company or the directors named in the suits.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of May 5, 2017, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered immaterial. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
J. Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

			Transition Period
	May 5,	December 31,	February 3,
	2017	2016	2017
Unearned license revenue	$472	$503	$484
Unearned software maintenance revenue	4,323	4,628	4,405
Unearned professional services revenue	440	493	451
Total unearned revenue	$5,235	$5,624	$5,340
Unearned license revenue is generally recognized upon delivery of existing or future products or services, or is otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services, unearned license revenue may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist. Unearned license revenue derived from commitments to

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

future products that have not been delivered represents a significant portion of total unearned license revenue as of May 5, 2017. VMware expects unearned license revenue to substantially decline upon the adoption of Topic 606.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract period. The weighted-average remaining term as of May 5, 2017 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services, including training, and is generally recognized as the services are delivered.
Unearned license and software maintenance revenue will fluctuate based upon a variety of factors including sales volume, the timing of both product promotion offers and delivery of the future products offered, and the amount of arrangements sold with ratable revenue recognition. Additionally, the amount of unearned revenue derived from transactions denominated in a foreign currency is affected by fluctuations in the foreign currencies in which VMware invoices.
In connection with the sale of vCloud Air, approximately $18 million of unearned license revenue and $35 million of total unearned revenue were reclassified to accrued expenses and other on the condensed consolidated balance sheets as of May 5, 2017. Refer to Note D for further information.
K. Stockholders’ Equity
VMware Stock Repurchases
During January 2017, VMware’s board of directors authorized the repurchase of up to $1,200 million of VMware’s Class A common stock through the end of fiscal 2018. Stock will be purchased from time to time in open market transactions, subject to market conditions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate, legal and regulatory requirements and other market and economic conditions. VMware is not obligated to purchase any shares under its stock repurchase programs. Purchases can be discontinued at any time VMware believes additional purchases are not warranted. From time to time, VMware also purchases stock in private transactions, such as with Dell. All shares repurchased under VMware’s stock repurchase programs are retired. As of May 5, 2017, the cumulative authorized amount remaining for stock repurchases under the January 2017 authorization was $900 million.
The following table summarizes stock repurchase activity, including shares purchased from Dell, during the period presented (aggregate purchase price in millions, shares in thousands):

Three Months Ended
May 5, 2017
Aggregate purchase price(1)(2)	$357
Class A common shares repurchased	4,161
Weighted-average price per share	$85.85
(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital.
(2) The aggregate purchase price of $357 million includes the purchase price associated with the final delivery of 1.4 million shares under the December 15, 2016 agreement with Dell and the initial delivery of 2.7 million shares under the March 29, 2017 agreement with Dell.
During the three months ended March 31, 2016 and the Transition Period, VMware did not repurchase any shares of its Class A common stock.
VMware Restricted Stock
VMware’s restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware’s restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain VMware executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. Upon vesting, PSU awards will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes restricted stock activity since January 1, 2017 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2017	20,866	$67.54
Vested	(256)	77.07
Forfeited	(159)	68.11
Outstanding, February 3, 2017	20,451	67.41
Granted	813	89.87
Vested	(3,750)	66.05
Forfeited	(448)	70.62
Outstanding, May 5, 2017	17,066	68.70
The total fair value of VMware restricted stock that vested during the three months ended May 5, 2017 and the Transition Period was $350 million and $21 million, respectively. As of May 5, 2017, restricted stock representing 17.1 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,604 million based on VMware’s closing stock price as of May 5, 2017.
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2017	$(8)	$(1)	$(9)
Unrealized gains (losses), net of tax provision (benefit) of $1, $— and $1	2	3	5
Balance, February 3, 2017	$(6)	$2	$(4)
Unrealized gains (losses), net of tax provision (benefit) of $5, $— and $5	8	5	13
Amounts reclassified from accumulated other comprehensive income to the consolidated statement of income, net of taxes of $—	1	1	2
Other comprehensive income (loss), net	9	6	15
Balance, May 5, 2017	$3	$8	$11

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2016	$(7)	$(1)	$(8)
Unrealized gain (loss), net of tax provision (benefit) of $11, $— and $11	18	2	20
Balance, March 31, 2016	$11	$1	$12
Unrealized gains on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income in the period that such gains are realized.
The effective portion of gains (losses) resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments is reclassified to its related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

functional line items on the condensed consolidated statements of income were not significant to the individual functional line items during the periods presented.
L. Segment Information
VMware operates in one reportable operating segment, thus all required financial segment information is included in the condensed consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Revenue by geographic area during the periods presented was as follows (table in millions):

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
United States	$860	$800	$248
International	876	789	248
Total	$1,736	$1,589	$496
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenue during the three months ended May 5, 2017 and March 31, 2016 and the Transition Period.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

			Transition Period
	May 5,	December 31,	February 3,
	2017	2016	2017
United States	$728	$784	$777
International	121	132	131
Total	$849	$916	$908
No individual country other than the United States accounted for 10% or more of these assets as of May 5, 2017, December 31, 2016 and February 3, 2017.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

M. Transition Period
Comparable Financial Information
In conjunction with VMware’s change in fiscal year end, the Company had a Transition Period of 34 days that began on January 1, 2017 and ended on February 3, 2017. The most comparable prior-year period, the one month ended January 31, 2016, had a duration of 31 days.
The following table presents certain financial information during the periods presented (table in millions, shares in thousands):

	Transition Period	Comparable Period
	January 1 to	January 1 to
	February 3,	January 31,
	2017	2016
Total revenue	$496	$470
Operating income (loss)	(41)	22
Income tax provision (benefit)	(26)	4
Net income (loss)	(8)	22

Net income (loss) per weighted-average share, basic for Class A and Class B	$(0.02)	$0.05
Net income (loss) per weighted-average share, diluted for Class A and Class B	$(0.02)	$0.05

Weighted-average shares, basic for Class A and Class B	408,625	422,067
Weighted-average shares, diluted for Class A and Class B(1)	408,625	423,092
(1) During the Transition Period, VMware incurred a net loss. As a result, all potentially dilutive securities were anti-dilutive and excluded from the computation of diluted net loss per share.
Income Taxes
The Company’s net deferred tax assets were $462 million and $716 million as of December 31, 2016 and February 3, 2017, respectively. The increase from December 31, 2016 to February 3, 2017 primarily resulted from higher deferred tax assets related to unearned revenue which were $324 million and $566 million as of December 31, 2016 and February 3, 2017, respectively. The increase in deferred tax assets was a result of the Dell Acquisition and VMware’s new fiscal year calendar. VMware believes it is more-likely-than-not that the net deferred tax assets as of December 31, 2016 and February 3, 2017 will be realized in the foreseeable future as VMware believes that it will generate sufficient taxable income in future years. VMware's ability to generate sufficient taxable income in future years in appropriate tax jurisdictions will determine the amount of net deferred tax asset balances to be realized in future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of May 5, 2017 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2016 contained in our Form 10-K filed on February 24, 2017.
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
Over the years, we have increased our product offerings beyond compute virtualization to include offerings that allow organizations to manage IT resources across private clouds and complex multi-cloud, multi-device environments by leveraging synergies across three product categories: Software-Defined Data Center (“SDDC”), Hybrid Cloud Computing and End-User Computing. Our portfolio supports and addresses the four key IT priorities of our customers: modernizing data centers, integrating public clouds, empowering digital workspaces and transforming security.
We sell our solutions using enterprise agreements (“EAs”) or as part of our non-EA, or transactional, business. EAs are comprehensive volume license offerings, offered both directly by us and through certain channel partners that also provide for multi-year maintenance and support. We continue to experience strong renewals, including renewals of our EAs, resulting in additional license sales of both our existing and newer products and solutions.
SDDC or Software-Defined Data Center
Our SDDC technologies are the basis for the private cloud environment and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. While overall sales of our VMware vSphere (“vSphere”) offerings have remained strong, the majority of our license sales originate from products and services solutions across our portfolio beyond our compute products. We continue to experience growth in sales of VMware NSX (“NSX”), our network virtualization solution, and VMware vSAN (“vSAN”) products.
Hybrid Cloud Computing
Our overarching cloud strategy contains three key components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud and (iii) connect and secure endpoints across a range of public clouds. During the three months ended May 5, 2017, hybrid cloud computing was comprised of VMware vCloud Air Network (“vCAN”) and VMware vCloud Air (“vCloud Air”) offerings. On April 4, 2017, we announced that OVH US LLC (“OVH”) intends to acquire our vCloud Air business. The transaction is expected to be completed during the second quarter of fiscal 2018.
We continue to see revenue growth derived from our vCAN offering. We also expect VMware Cloud on Amazon Web Services (“VMware Cloud on AWS”) and Cross-Cloud offerings to become generally available in the second half of fiscal 2018, expanding our hybrid cloud computing offerings in fiscal 2018.
End-User Computing
Our End-User Computing solution consists of VMware Workspace ONE (“Workspace ONE”), our digital workspace platform, which includes VMware AirWatch (“AirWatch”) and VMware Horizon (“Horizon”). Our AirWatch business model includes an on-premises solution that we offer through the sale of perpetual licenses and an off-premises solution that we offer as SaaS. Our mobile and desktop products and services within Workspace ONE continued to contribute to the growth of our end-user computing product group during the first quarter of fiscal 2018.
Change in Fiscal Year End
As a result of the change to our fiscal year from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Friday nearest to January 31 of each year, the period that began on January 1, 2017 and ended on February 3, 2017 was a transition period (the “Transition Period”). Our first full fiscal year 2018 is a 52-week year that began on February 4, 2017 and will end on February 2, 2018. As permitted under SEC rules, prior-period financial statements have not been recast as we believe (i) the three months ended March 31, 2016 are comparable to the three months ended May 5, 2017;

and (ii) recasting prior-period results was not practicable or cost justified. We have included certain unaudited condensed consolidated financial statements for the Transition Period in this Form 10-Q and will include audited financial statements for the Transition Period in the Form 10-K filed for the fiscal year ended February 2, 2018.
Results of Operations
Approximately 70% of our sales are denominated in the U.S. dollar, however, in certain countries we also invoice and collect in the following currencies: euro; British pound; Japanese yen; Australian dollar; and Chinese renminbi. In addition, we incur and pay operating expenses in currencies other than the U.S. dollar. As a result, our financial statements, including our revenue, operating expenses, unearned revenue and the resulting cash flows derived from the U.S. dollar equivalent of foreign currency transactions are affected by foreign exchange fluctuations.
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 5,	March 31,
	2017	2016	$ Change	% Change
Revenue:
License	$610	$572	$37	7%
Services:
Software maintenance	974	891	82	9
Professional services	152	126	28	22
Total services	1,126	1,017	110	11
Total revenue	$1,736	$1,589	$147	9

Revenue:
United States	$860	$800	$59	7%
International	876	789	88	11
Total revenue	$1,736	$1,589	$147	9
Hybrid cloud, including vCAN and vCloud Air, and our SaaS offerings, including our AirWatch mobile solutions, increased to over 9% of our total revenue during the three months ended May 5, 2017 from greater than 7% during the three months ended March 31, 2016. vCAN revenue is included in license revenue, and SaaS revenue, including vCloud Air and our AirWatch mobile solutions, is included in both license and services revenue. We expect to complete our sale of vCloud Air during the second quarter of fiscal 2018.
License revenue relating to the sale of perpetual licenses that are part of a multi-year arrangement is generally recognized upon delivery of the underlying license, whereas revenue derived from our hybrid cloud and SaaS offerings is recognized based on consumption or over a period of time.
License Revenue
License revenue growth during the three months ended May 5, 2017 compared to the three months ended March 31, 2016 continues to be driven by increasing sales of our emerging product solution offerings, as well as growth in our end-user computing offerings and vCAN. Strength in renewals of our EAs contributed to license revenue growth during the three months ended May 5, 2017 compared to the three months ended March 31, 2016.
We are also seeing continued sales momentum early in the second quarter of fiscal 2018 and are expecting both license and total revenue growth of approximately 10% when comparing the three months ended August 4, 2017 to the three months ended June 30, 2016.
Services Revenue
During the three months ended May 5, 2017, software maintenance revenue benefited from strong renewals of our EAs, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, more than two and a half years of support and maintenance with each new license purchased.

Professional services revenue increased 22% during the three months ended May 5, 2017 as compared to the three months ended March 31, 2016. We have continued our focus on solution deployments, including our emerging products such as NSX and vSAN, which attributed to the increase in professional services revenue. Our professional services revenue will vary based on the delivery channels used in any given period as well as the timing of service engagements.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	May 5,	December 31,
	2017	2016
Unearned license revenue	$472	$503
Unearned software maintenance revenue	4,323	4,628
Unearned professional services revenue	440	493
Total unearned revenue	$5,235	$5,624
Unearned license revenue is generally recognized upon delivery of existing or future products or services, or is otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until such time as all product delivery obligations have been fulfilled. If the arrangement does not include professional services, unearned license revenue may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist. Unearned license revenue derived from commitments to future products that have not been delivered represents a significant portion of total unearned license revenue as of May 5, 2017. We expect unearned license revenue to substantially decline upon the adoption of Topic 606.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract period. The weighted-average remaining term as of May 5, 2017 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services, including training, and is generally recognized as the services are delivered.
Unearned license and software maintenance revenue will fluctuate based upon a variety of factors including sales volume, the timing of both product promotion offers and delivery of the future products offered, and the amount of arrangements sold with ratable revenue recognition. Additionally, the amount of unearned revenue derived from transactions denominated in a foreign currency is affected by fluctuations in the foreign currencies in which we invoice.
Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in headcount and annual merit increases, across most of our income statement expense categories during the three months ended May 5, 2017, and we expect increases in cash-based employee-related expenses to continue.
Cost of License Revenue
Cost of license revenue principally consists of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software includes personnel costs and related overhead associated with the physical and electronic delivery of our software products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 5,	March 31,
	2017	2016	$ Change	% Change
Cost of license revenue	$38	$39	$(2)	(4)%
Stock-based compensation	1	1	—	(2)
Total expenses	$39	$40	$(2)	(4)
% of License revenue	6%	7%
Cost of license revenue was flat during the three months ended May 5, 2017 compared to the three months ended March 31, 2016.

Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products and to provide professional services. Additionally, cost of services revenue includes depreciation on equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 5,	March 31,
	2017	2016	$ Change	% Change
Cost of services revenue	$236	$199	$38	19%
Stock-based compensation	14	12	2	13
Total expenses	$250	$211	$39	19
% of Services revenue	22%	21%
Cost of services revenue increased during the three months ended May 5, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to growth in cash-based employee-related expenses of $23 million, driven by incremental growth in headcount and salaries. In addition, an increase in IT development costs of $6 million contributed to the increase in cost of services revenue.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 5,	March 31,
	2017	2016	$ Change	% Change
Research and development	$339	$286	$53	18%
Stock-based compensation	82	70	12	17
Total expenses	$421	$356	$65	18
% of Total revenue	24%	22%
Research and development expenses increased during the three months ended May 5, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to growth in cash-based employee-related expenses of $45 million, driven by incremental growth in headcount and salaries. In addition, stock-based compensation increased by $12 million, primarily driven by an increase in restricted stock unit awards granted after the first quarter of 2016. An increase of $8 million in equipment, depreciation and facilities-related costs also contributed to the increase in research and development expenses. These increases were partially offset by an increase in capitalized internal-use software development costs of $16 million during the three months ended May 5, 2017.
Sales and Marketing Expenses
Sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and marketing initiatives. Sales commissions for our license offerings are generally earned and expensed when a firm order is received from the customer. In the event of a multi-year EA or our SaaS offerings, sales commissions are generally expensed over the term of the arrangement.

Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 5,	March 31,
	2017	2016	$ Change	% Change
Sales and marketing	$538	$516	$23	4%
Stock-based compensation	48	49	—	—
Total expenses	$586	$565	$23	4
% of Total revenue	34%	35%
Sales and marketing expenses increased during the three months ended May 5, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to growth in cash-based employee-related expenses of $32 million, driven by incremental growth in headcount and salaries.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to VMware’s Foundation.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 5,	March 31,
	2017	2016	$ Change	% Change
General and administrative	$133	$154	$(20)	(13)%
Stock-based compensation	18	18	(1)	(4)
Total expenses	$151	$172	$(21)	(12)
% of Total revenue	9%	11%
General and administrative expenses decreased during the three months ended May 5, 2017 compared to the three months ended March 31, 2016. The decrease was primarily driven by compensation expenses of approximately $14 million that were incurred during the three months ended March 31, 2016 but were not incurred during the three months ended May 5, 2017. These compensation expenses related to payments made to certain individuals in connection with the acquisition of AirWatch. A decrease in IT development costs of $10 million and a decrease in charitable contributions of $7 million also contributed to lower costs during the three months ended May 5, 2017. These decreases were partially offset by an increase of $9 million in cash-based employee-related expenses, driven by incremental growth in headcount and salaries.
Realignment and Loss on Disposition
On April 4, 2017, we announced the sale of our vCloud Air business. The transaction is expected to be completed during the second quarter of fiscal 2018. The initial loss recognized in connection with this transaction was $51 million and was included in realignment and loss on disposition on the condensed consolidated statements of income during the three months ended May 5, 2017. An additional loss on the sale of our vCloud Air business is expected in the second quarter of fiscal 2018.
Realignment expenses and loss on disposition during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 5,	March 31,
	2017	2016	$ Change	% Change
Realignment and loss on disposition	$51	$53	$(3)	(5)%
% of Total revenue	3%	3%
On January 22, 2016, we approved a plan to streamline our operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the three months ended March 31, 2016. We recognized $50 million of severance-related realignment expenses during the three months ended March 31, 2016 on the condensed consolidated statements of income. Additionally, we consolidated certain facilities as part of this plan, which resulted in the recognition of $3 million of related expenses during the three months ended March 31, 2016.
Transition Period
In conjunction with our change in fiscal year end, we had a Transition Period of 34 days that began on January 1, 2017 and ended on February 3, 2017. The most comparable prior-year period, the one month ended January 31, 2016, had a duration of 31 days.
The following table presents certain financial information during the periods presented (table in millions, shares in thousands):

	Transition Period	Comparable Period
	January 1 to	January 1 to
	February 3,	January 31,
	2017	2016
Total revenue	$496	$470
Operating income (loss)	(41)	22
Income tax provision (benefit)	(26)	4
Net income (loss)	(8)	22
During the Transition Period, total revenue increased and license sales declined when compared to the one-month period ended January 31, 2016. Operating loss during the Transition Period reflected costs related to our global sales event, as well as increases in employee-related expenses compared to the one month ended January 31, 2016. Factors contributing to the increase in employee-related expenses include both incremental headcount and costs associated with three additional days of expense included in the Transition Period.
The income tax benefit recognized during the Transition Period was driven by the pre-tax loss incurred during the period and our Internal Revenue Code Section 199 deduction (“Deduction”), which reflected the impact of claiming a higher Deduction for two of our U.S. tax return periods compared to the Deduction for the year ended December 31, 2016, which was calculated on a stand-alone basis. We were required to file two U.S. tax returns covering the period prior to the Dell Acquisition from January 1, 2016 to September 7, 2016 and the period following the Dell Acquisition through Dell’s fiscal year ended February 3, 2017. The Deduction was greater during the two U.S tax return periods due to higher taxable income resulting from the acceleration of income recognized from unearned revenue for tax purposes.
Income Tax Provision
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. Our quarterly effective income tax rate was 10.1% and 19.5% during the three months ended May 5, 2017 and March 31, 2016, respectively. Our estimated annual effective income tax rate for fiscal 2018 increased slightly when compared to the annual effective tax rate for the year ended December 31, 2016. However, our effective income tax rate for the three months ended May 5, 2017 declined primarily due to the recognition of certain discrete tax items, including the recognition of excess tax benefits of $31 million in connection with our adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718). Prior to adopting the updated standard, such amounts were recognized in additional paid-in capital on the condensed consolidated balance sheets.
Our rate of taxation in non-U.S. jurisdictions is lower than our U.S. tax rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland, and as such, our annual effective tax rate can be significantly affected by the composition of our earnings in the U.S. and non-U.S. jurisdictions.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business or statutory rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, shifts in the amount of earnings in the United States compared with other regions in the world and overall levels of income before tax, changes in our international organization, as well as the expiration of statute of limitations and settlements of audits.
Our Relationship with Dell
As of May 5, 2017, Dell controlled 34 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 81.8% of our total outstanding shares of common stock and 97.6% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries including EMC (collectively, “Dell”). Transactions prior to September 7, 2016 reflect transactions only with EMC and its consolidated subsidiaries (“Parent”).
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
Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts			Unearned Revenue
			Transition Period	As of
	Three Months Ended		January 1 to			Transition Period
	May 5,	March 31,	February 3,	May 5,	December 31,	February 3,
	2017	2016	2017	2017	2016	2017
Reseller revenue	$223	$79	$44	$652	$637	$616
Internal-use revenue	5	5	7	11	15	18
Professional services revenue	29	25	3	—	—	—
Agency fee revenue	—	1	—	—	—	—
Reimbursement for services to Pivotal	—	1	—	n/a	n/a	n/a
We engaged with Dell in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•
In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on our behalf in the United States that are recorded as expenses on our condensed consolidated statements of income.

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
Information about our costs from such arrangements during the periods presented consisted of the following (table in millions):

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
Purchases and leases of products and purchases of services	$36	$17	$14
Dell subsidiary support and administrative costs	29	23	13
We also purchase Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
Dell Financial Services (“DFS”)
DFS provided financing to certain of our end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both our end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Financing fees recognized on these arrangements were not significant during the three months ended May 5, 2017 and the Transition Period.
Tax Sharing Agreement with Dell
We have made payments to Dell pursuant to a tax sharing agreement. The following table summarizes the payments made during the periods presented (table in millions):

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
Payments from us to Dell	$—	$40	$—
The timing of the tax payments due to and from related parties is governed by a tax sharing agreement. Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The amounts that we pay to Dell for our portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is presented as a component of stockholders’ equity. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated per the tax sharing agreement was not significant during the three months ended May 5, 2017 and March 31, 2016 and the Transition Period.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

			Transition Period
	May 5,	December 31,	February 3,
	2017	2016	2017
Due (to) related parties	$(73)	$(71)	$(85)
Due from related parties	200	203	178
Due from related parties, net	$127	$132	$93

Income tax related asset, net	$—	$181	$—
Income tax due (to) related parties	(26)	—	(21)

Amounts included in due from related parties, net, which are unrelated to DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Stock Purchase Agreements with Dell
On March 29, 2017, we entered into a stock purchase agreement with Dell to purchase $300 million of our Class A common stock. During the three months ended May 5, 2017, we paid Dell $300 million in exchange for an initial delivery of shares of 2.7 million shares, or approximately 80% of the expected total shares to be received and retired under the arrangement. On May 10, 2017, the stock purchase agreement with Dell was completed and we received an additional 0.7 million shares. The aggregate number of shares of 3.4 million purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
On December 15, 2016, we entered into a stock purchase agreement with Dell to purchase $500 million of our Class A common stock. We purchased 4.8 million shares for $375 million through December 31, 2016. On February 15, 2017, the stock purchase agreement with Dell was completed. A total of $500 million was paid in exchange for 6.2 million shares. The aggregate number of shares purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
Notes Payable to Dell
We entered into a note exchange agreement with our Parent on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. As of May 5, 2017, $680 million was classified as a current liability.
The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three months ended May 5, 2017 and March 31, 2016 and the Transition Period, $7 million, $7 million and $2 million, respectively, of interest expense was recognized.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

			Transition Period
	May 5,	December 31,	February 3,
	2017	2016	2017
Cash and cash equivalents	$3,864	$2,790	$3,220
Short-term investments	4,748	5,195	5,173
Total cash, cash equivalents and short-term investments	$8,612	$7,985	$8,393
We hold a diversified portfolio of money market funds and fixed income securities. Our fixed income securities are denominated in U.S. dollars and primarily consist of highly liquid debt instruments of the U.S. Government and its agencies, municipal obligations, mortgage-backed securities and U.S. and foreign corporate debt securities. We limit the amount of our investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk.
As of May 5, 2017, our cash, cash equivalents and short-term investments held outside the United States were $7,684 million. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on substantially all of the undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We expect that cash generated by operations will be our primary source of liquidity. We also believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet normal operating requirements for at least the next twelve months. While we believe our existing cash and cash equivalents and cash to be generated by operations will be sufficient to meet our normal operating requirements, our overall level of cash needs may be affected by the number and size of acquisitions, investments and stock repurchases. Should we require additional liquidity, we may seek to arrange debt financing or enter into credit facilities.

Our cash flows summarized for the periods presented were as follows (table in millions):

			Transition Period
	Three Months Ended		January 1 to
	May 5,	March 31,	February 3,
	2017	2016	2017
Net cash provided by (used in):
Operating activities	$775	$720	$361
Investing activities	407	(456)	7
Financing activities	(538)	28	62
Net increase in cash and cash equivalents	$644	$292	$430
Operating Activities
Cash provided by operating activities increased $55 million during the three months ended May 5, 2017 compared to the three months ended March 31, 2016. Cash provided by operating activities was negatively affected by a net decrease in cash collections and higher employee-related expenses. Although sales increased during the three months ended May 5, 2017 compared to the three months ended March 31, 2016, cash collections decreased as a result of the change in our fiscal year end. Cash collected from sales made in our seasonally strong fourth quarter of 2016 were partially collected during the Transition Period. These negative impacts were offset by lower cash outflows related to operating expenses, federal tax payments and our employee stock purchase plan. Purchases under our employee stock purchase plan occurred during the three months ended March 31, 2016 and the Transition Period.
Cash provided by operating activities of $361 million during the Transition Period primarily reflected cash provided by cash collections, partially offset by cash payments for employee-related expenses including salaries, bonuses and commissions, and other operating expenses.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities is affected by the sales and maturities of our available-for-sale securities.
Cash provided by investing activities increased $863 million during the three months ended May 5, 2017 compared to the three months ended March 31, 2016, driven primarily by the net cash provided by our available-for-sale securities.
Financing Activities
Cash used in financing activities increased $566 million during the three months ended May 5, 2017 compared to the three months ended March 31, 2016, primarily as a result of the increase in our repurchase of common stock during the first quarter of 2018. During the first quarter of 2016, we did not repurchase any shares of our common stock as we were subject to a number of legal and regulatory constraints related to the then proposed Dell Acquisition.
Cash provided by financing activities of $62 million during the Transition Period was driven by cash proceeds from the issuance of common stock of $61 million, resulting primarily from our employee stock purchase plan.
Notes Payable to Dell
We entered into a note exchange agreement with our Parent on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. As of May 5, 2017, $680 million was classified as a current liability.
The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three months ended May 5, 2017 and March 31, 2016 and the Transition Period, $7 million, $7 million and $2 million, respectively, of interest expense was recognized.
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired.
During January 2017, our board of directors authorized the repurchase of up to $1,200 million of our Class A common stock through the end of fiscal 2018. As of May 5, 2017, the cumulative authorized amount remaining for repurchase under an authorized program was $900 million. Refer to Note K to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth within Item 7 of our 2016 Annual Report on Form 10-K involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including, without limitation, statements regarding expectations of, or our plans for: the IT industry transformation and our strategic positioning; continued strength in renewals; continued growth in sales of our NSX, vSAN and vCAN offerings; anticipated completion of the sale of vCloud Air; availability and anticipated benefits to customers of VMware Cloud on AWS and Cross-Cloud Services; filing of financial statements for the Transition Period; continued sales momentum and expected license and total revenue growth when compared year-over-year for the second quarter of fiscal 2018; unearned license and software maintenance revenue fluctuations; increases in cash-based employee-related expense; continued tax consolidation with Dell; indefinitely reinvesting our overseas earnings outside of the U.S. and not repatriating them to the U.S.; our ability to generate positive cash flows from operations; sufficiency of our liquidity and capital reserves; our product development and marketing strategies; extent to which our revenue is derived from our server virtualization products; advantages to customers of our strategic alliance offerings; impact of a growing number of partnerships among our competitors; increasing competition with companies in our developer and technology partner ecosystem; challenges in hiring and retaining highly skilled and qualified employees; increasing dependence upon IT systems for business operations; plans to further expand our international activities and the resulting increased risks; anticipated involvement in intellectual property infringement claims; intent to extend product functionality to work with native public cloud applications and the related dependence on the cooperation of public cloud vendors; investments required to expand SaaS and related cross-cloud offerings; increasing customer use of our services to store and process personal information and other regulated data; anticipated investments in privacy and data protection compliance; intent to acquire other businesses, products and technologies; enhancements to our information systems; impact of changes in Irish tax laws; impact on our business and financial reporting from changes in accounting rules, including Topic 606; synergies and benefits resulting from the acquisition of EMC by Dell and the strategic alignment we have with Dell; financial reporting for our revised fiscal calendar; and impacts of the tax sharing agreement with Dell.
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
There were no material changes to our market risk exposures during the three months ended May 5, 2017 or the Transition Period. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, amended (the "Exchange Act"), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the periods covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the periods covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended May 5, 2017 or the Transition Period that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If we fail to develop products and services that address evolving customer requirements for hybrid cloud computing, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, vCloud Air Network offerings from our partners may compete directly with infrastructure-as-a service (“IaaS”) offerings from various public cloud providers such as AWS and Microsoft. In October 2016, we announced a strategic alliance with AWS to deliver a vSphere-based cloud service running on AWS. Although we expect our strategic alliance to provide significant advantages to customers when it is generally available, our strategic alliance with Amazon and our vCloud Air Network offerings from our other partners may not prevent or completely offset a decline in demand for our virtualization products and services. Our strategic alliance with Amazon may also be seen as competitive with vCloud Air Network offerings and adversely affect our relationship with vCloud Air Network partners.
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
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, Rocket, OpenShift, Mesos, Kubernetes and OpenStack appear to provide pricing competition and enable competing vendors to leverage these open source technologies to compete directly with our SDDC initiative. Enterprises and service providers have shown interest in building their own clouds based on open source projects such as OpenStack, and other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, a number of enterprise IT hardware vendors have released solutions based on OpenStack, including IBM and Cisco. VMware is delivering container technologies such as Photon OS™ and vSphere Integrated Containers designed to help customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition.
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
To execute on our strategy, we must continue to attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with significant experience designing and developing software and cloud offerings. We may not be successful in attracting and retaining qualified personnel. We have in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Research and development personnel are also aggressively recruited by startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product and service development. Competition for our key personnel results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could suffer.
Adverse economic conditions may harm our business.
Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and operating results in a number of ways, including by lengthening sales cycles, affecting the size of enterprise agreements (“EAs”) that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe, repercussions from the vote by the United Kingdom to exit the European Union or that region’s failure to recover from recession would threaten to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services. In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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

•	the timing of announcements or releases of new or upgraded products and services by us or by our competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	credit risks of our distributors, who account for a significant portion of product revenue and accounts receivable;

•	the timing of when sales orders are processed, which can cause fluctuations in our backlog and impact our bookings and timing of revenue recognition;

•	seasonal factors such as the end of fiscal period budget expenditures by our customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for EAs as original EA terms expire;

•	the timing and amount of internally developed software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions;

•
the impact of new accounting pronouncements, for example, the adoption of ASU 2016-09, which will likely result in increased volatility in the provision for income taxes because excess tax benefits and tax deficiencies are now recognized within the income tax provision in the period in which they occur;

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
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. During the quarter ended May 5, 2017, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 due to exchange rate fluctuations. Any further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
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
An example is the ongoing efforts of the Chinese government to more closely regulate network security. A new Cyber Security Law was enacted in November 2016 and came into effect on June 1, 2017, which promotes utilization of “secure and reliable” network products and services, requires the sale of certain key network equipment and network security products to be subject to security certification, and imposes data localization measures and various network security measures relevant to a vaguely defined scope of “key information infrastructure.” Among those network security measures is a requirement that certain network products and services procured by operators of “key information infrastructure” undergo a formal security assessment in order to evaluate their “security” and “controllability.” The specific technical requirements of the security assessment have not yet been clarified. In December 2015, China enacted an Anti-Terrorism Law that gives local public security and state security authorities the broad discretionary authority to require companies to provide access to their equipment and decryption support in particular cases. Failure to comply with such requests can result in fines and imprisonment. In addition, a broad range of businesses will be required to verify the identities of customers and prohibit the provision of services to customers whose identities are unclear or who refuse to cooperate in the verification process. If we are not able to, or choose not to, comply with these and other information and network security standards that the Chinese government might implement in the future, our business in China may suffer.
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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our VMware NSX virtual networking, vSAN virtual storage, cross-cloud and SaaS initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 24% of our total revenue during the quarter ended May 5, 2017. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
We have been, and expect to continue to be, subject to intellectual property infringement claims, including claims by entities that do not have operating businesses of their own and therefore may limit our ability to seek counterclaims for damages and injunctive relief. In addition to monetary judgments, a judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Third parties may also assert infringement claims against our customers and channel partners, which could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties in connection with the use of our products. These matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by an unfavorable resolution of one or more of these proceedings, claims, demands or investigations.
Refer to Note I to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of certain claims and litigation.
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
In March 2015, a software developer who alleges that software code he wrote is used in a component of our vSphere product filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of the open source General Public License v.2 (“GPL v.2”) and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. On July 8, 2016, the German court issued a written decision dismissing the lawsuit. On August 9, 2016, a Notice of Appeal was filed. We have filed our responsive appellate brief. An adverse outcome to this claim on appeal or to other claims could have a material adverse impact on our intellectual property rights, our operating results and financial condition.
The evolution of our business requires more complex go-to-market strategies, which involve significant risk.
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking, vCloud Air Network-integrated virtual desktop and mobile device, cross-cloud and SaaS) offerings that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings. Additionally, the duration of sales cycles for our offerings has increased as our customers’ purchasing decisions become more complex and require additional levels of approval. In addition, marketing and selling new technologies to enterprises requires significant investment of time and resources in order to educate customers on the benefits of our new product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from their efforts to sell existing products and services.
Our success depends upon our ability to develop appropriate business and pricing models.
If we cannot adapt our business models to keep pace with industry trends, including the industry-wide transition to cloud-based computing, our revenue could be negatively impacted. Certain of our new product initiatives, such as our vCloud Air Network and SaaS offerings, have a subscription model. As we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. In addition, we may fail to accurately predict subscription renewal rates or their impact on operating results, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. Additionally, as customers transition to our hybrid cloud and SaaS products and services, our revenue growth rate may be adversely impacted during the period of transition as we will recognize less revenue up front than we would otherwise recognize as part of the multi-year license arrangements through which we typically sell our established offerings. Finally, as we offer more services that depend on converting users of free services to users of premium services and converting purchasers of our on-premises products to our SaaS offerings, and as such services grow in size, our ability to maintain or improve and to predict conversion rates will become more important.
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
Three of our distributors each accounted for 10% or more of our consolidated revenue during the quarter ended May 5, 2017. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Our SaaS offerings rely on third-party providers for data center space and colocation services.
Our SaaS offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services. Although we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to the contractual obligations under those agreements. The failure of a third-party provider to prevent service disruptions, data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us and our ability to maintain and expand our SaaS offerings would be impaired.
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
The European Union data protection law, the General Data Protection Regulation (“GDPR”), which will become effective in May 2018, is wide-ranging in scope. In order to meet the new EU requirements, we will have to invest resources necessary to implement policy changes across our business units and services relating to how we collect and use personal data relating to customers, employees and vendors. Failure to comply may lead to sizable fines. EU data protection regulators are expected to publish guidance for compliance with the law which may further impact our information processing activities. In parallel, the European Commission has published a new draft Regulation on Privacy and Electronic Communications which is designed to align with the GDPR and certain other EU privacy rules like e-marketing, the use of cookies on websites, and preserving the confidentiality of communications. In order to adapt to these new requirements, we will likely have to invest resources necessary to implement internal and policy changes across our business units and services. Additionally, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions as we negotiate and implement suitable arrangements with international customers and international and domestic vendors. In addition, countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our services. Our current arrangements for the transfer of personal data will also need to continue to adapt to future judicial decisions and future rulemaking activity as laws on privacy and the protection of personal data continue to evolve in the countries in which we do business.
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
We have acquired in the past, and plan to acquire in the future, other businesses, products or technologies, and from time to time we dispose of businesses, products and technologies. For instance, in April 2017, we announced the sale of our VMware vCloud Air business (“vCloud Air”) to OVH US LLC. These transactions involve significant risks and uncertainties, which include:

•	disrupting our ongoing operations, diverting management from day-to-day responsibilities, increasing our expenses, and adversely impacting our business, financial condition and operating results;

•	failure of an acquired business to further our business strategy;

•	uncertainties in achieving the expected benefits of an acquisition or disposition, including enhanced revenue, technology, human resources, cost savings, operating efficiencies and other synergies;

•	reducing cash available for operations, stock repurchase programs and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;

•	incurring amortization expense related to identifiable intangible assets acquired that could impact our operating results;

•	difficulty integrating the operations, systems, technologies, products and personnel of acquired businesses effectively;

•	the need to provide transition services in connection with a disposition, such as the sale of our vCloud Air business, which may result in the diversion of resources and focus;

•	difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors;

•	retaining and motivating key personnel from acquired companies;

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

•
maintaining good relationships with customers or business partners of an acquired business or our own customers as a result of any integration of operations or the divestiture of a business upon which our customers rely, such as our recent divestiture of our vCloud Air business;

•
unidentified issues not discovered during the diligence process, including issues with the acquired or divested business’s intellectual property, product quality, security, privacy practices, accounting practices, regulatory compliance or legal contingencies;

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
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. As of May 5, 2017, goodwill and amortizable intangible assets were $4,032 million and $474 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business or statutory rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, shifts in the amount of earnings in the United States compared with other regions in the world and overall levels of income before tax, changes in our international organization, as well as the expiration of statute of limitations and settlements of audits.
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
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We plan to adopt Topic 606 using the full retrospective transition method when it becomes effective for us in the first fiscal quarter of 2019, under the Company’s new fiscal calendar. While we are continuing to assess the potential impacts of Topic 606, we currently expect unearned license revenue related to the sale of perpetual licenses will decline significantly upon adoption. Currently, we defer all license revenue related to the sale of perpetual licenses in the event certain revenue recognition criteria are not met. However, under Topic 606, we would generally expect that substantially all license revenue related to sale of perpetual licenses will be recognized upon delivery. Topic 606 is also expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions. Under the new standard, incremental costs to obtain contracts with customers are deferred and recognized over the expected period of benefit. As a result, we expect deferred commission costs to increase. We are continuing to evaluate the effect that Topic 606 will have on our financial statements and related disclosures, and preliminary assessments are subject to change.
Risks Related to Our Relationship with Dell
Our stock price fluctuated significantly following the announcement of the Dell Acquisition, and our future relationship with Dell may adversely impact our business and stock price in the future.
In October 2015, EMC and Dell announced the Dell Acquisition, pursuant to which Dell acquired EMC in a transaction that closed on September 7, 2016. In connection with the Dell Acquisition, Dell issued a tracking stock to EMC shareholders, Class V common stock, that is intended to reflect our economic performance as partial consideration to the EMC shareholders. The Class V common stock tracks the performance of an approximately 50% economic interest in our business.
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
As of May 5, 2017, Dell controlled 34,089,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 81.8% of the total outstanding shares of common stock or 97.6% of the voting power of outstanding common stock held by EMC. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of May 5, 2017, Dell controlled 81.8% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders.

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
We currently engage in a number of related persons transactions with Dell that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services, and we expect to engage in additional related persons transactions with Dell to leverage the benefits of our strategic alignment. Additionally, in 2013 we contributed technology and transferred employees to Pivotal Software, Inc. (“Pivotal”). We continue to hold a significant ownership interest in Pivotal after contributing $20 million in cash to Pivotal in exchange for additional preferred equity interests in Pivotal.
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
The realignment of our fiscal calendar to coincide with Dell’s and Dell’s reporting on our financial results may make it more difficult to compare our year-over-year performance and identify changes in business trends and conditions.
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
The change in our fiscal year was effective January 1, 2017, and the period beginning on January 1, 2017 and ending on February 3, 2017 is being reported as a transition period (the “Transition Period”). Accordingly, our first full fiscal year under our revised fiscal calendar began on February 4, 2017 and will end on February 2, 2018. As a result of the change, our fiscal periods will correspond with Dell’s.
We are including certain unaudited condensed consolidated financial statements for the Transition Period in this Form 10-Q and will include audited financial statements for the Transition Period in the Form 10-K for the fiscal year ended February 2, 2018. Following the change in our fiscal calendar and for the first fiscal year, we will compare results from each fiscal period under our new fiscal calendar to the corresponding period under our prior calendar. For example, this Form 10-Q compares the results of the first quarter of our 2018 fiscal year running from February 4, 2017 through May 5, 2017 to the results of the first quarter of our 2016 fiscal year which ran from January 1, 2016 through March 31, 2016, and in accordance with generally accepted accounting practices, we will not denote any full fiscal quarters or a fiscal year as a “2017” fiscal period.
Our fiscal year transition may also distort the impact of seasonal factors that we have observed in our business, such as the end of fiscal period budget expenditures by our customers and the timing of holiday and vacation periods on our quarterly results. Consequently, it may be difficult to accurately determine the extent to which year-over-year changes in our financial results represent actual changes to business conditions and trends or are instead artifacts of our fiscal period transition.
Additionally, the financial results for Dell’s VMware business segment may differ from the financial results reported by us due to the impact of intercompany transactions, purchase accounting, and reporting practices. These differences in the reporting of VMware’s financial results by us and Dell could result in volatility and fluctuations in the price of our Class A common stock.
Further, the process of implementing a fiscal calendar transition required us to make adjustments to many of the critical business processes and data systems that our management and personnel rely upon to conduct our business operations and coordinate our worldwide activities. Although we believe that we have successfully managed the transition of our processes and systems to the new fiscal calendar, there can be no assurance that errors and failures will not occur that could impact comparisons of our year-over-year results.
We could be held liable for the tax liabilities of other members of Dell’s consolidated tax group, and compared to our historical results as a member of the EMC consolidated tax group, our tax liabilities may increase, fluctuate more widely and be less predictable.
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation or certain of its subsidiaries for state and local income tax purposes, and with the closing of the Dell Acquisition, we are now included in Dell’s consolidated tax group. Effective as of the close of the Dell Acquisition, we amended our tax sharing agreement with EMC to include Dell. Although our tax sharing agreement provides that our tax liability is calculated primarily as though VMware were a separate taxpayer, certain tax attributes and transactions are assessed using consolidated tax return rules as applied to the Dell consolidated tax group and are subject to other specialized terms under the tax sharing agreement. Pursuant to our agreement, we and Dell generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in Dell’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain consolidated return adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. Consequently, compared to our historical results as a member of the EMC consolidated tax group, the amount of our tax sharing payment compared to our separate stand alone liability may increase, vary more widely from period to period and be less predictable.
When we become subject to federal income tax audits as a member of Dell’s consolidated group, the tax sharing agreement provides that Dell has authority to control the audit and represent Dell and our interests to the IRS. Accordingly, if we and Dell or its successor-in-interest differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired. In addition, if Dell effects a 355 Distribution or other transaction that is subsequently determined to be taxable, we could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.
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
Also, under the tax sharing agreement, if it is subsequently determined that the tracking stock issued in connection with the Dell Acquisition constitutes a taxable distribution, we could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in intercompany transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the quarter ended May 5, 2017, we recognized revenue of $257 million and as of May 5, 2017, $663 million of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note B to the consolidated financial statements in Part I, Item 1 of this Quarterly report on Form 10-Q.
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
Dell, which beneficially owned 81.8% of our outstanding stock as of May 5, 2017, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
Broad market and industry factors may also decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general and technology companies in particular have often experienced extreme price and volume fluctuations. Our public float is also relatively small due to Dell’s holdings, which can result in greater volatility in our stock compared to that of other companies with a market capitalization similar to ours. It is also uncertain what impact the trading of Dell Class V common stock, which represents approximately 50% of the economic interest in us, will have on the volatility and the liquidity of our Class A common stock and how the Dell Class V common stock will trade in relation to our Class A common stock over time. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.
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
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser
Purchases of equity securities during the Transition Period and the three months ended May 5, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
January 1 – February 3, 2017	—	$—	—	$1,325,000,000
February 4 – March 3, 2017	1,461,514	80.17	1,461,514	1,200,000,000
March 4 – March 31, 2017	—	—	—	1,200,000,000
April 1 – May 5, 2017	2,699,204	88.92	2,699,204	900,000,000
	4,160,718	$85.85	4,160,718	900,000,000

(1)	During January 2017, VMware’s board of directors authorized the repurchase of up to $1,200 million of VMware’s Class A common stock through the end of fiscal 2018.
On March 29, 2017, VMware entered into a stock purchase agreement with Dell to purchase $300 million of VMware Class A common stock. During the three months ended May 5, 2017, VMware paid Dell $300 million in exchange for an initial delivery of shares of 2.7 million shares, or approximately 80% of the expected total shares to be received and retired under the arrangement. On May 10, 2017, the stock purchase agreement with Dell was completed and VMware received an additional 0.7 million shares. The aggregate number of shares of 3.4 million purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
On December 15, 2016, VMware entered into a stock purchase agreement with Dell to purchase $500 million of VMware Class A common stock. VMware purchased 4.8 million shares for $375 million through December 31, 2016. On February 15, 2017, the stock purchase agreement with Dell was completed. A total of $500 million was paid in exchange for 6.2 million shares. The aggregate number of shares purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.

(2)	The average price paid per share excludes commissions.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.

ITEM 5.	OTHER INFORMATION
VMware held its Annual Meeting of Stockholders on June 8, 2017 (the “Annual Meeting”). At the Annual Meeting, the stockholders of the Company (1) elected the two Class I, Group I director nominees and the one Class I, Group II director nominee to each serve a three-year term expiring at the 2020 Annual Meeting of Stockholders; (2) approved, on an advisory basis, the compensation of the Company’s named executive officers; (3) selected, on an advisory basis, one year as the frequency with which stockholders are provided future advisory votes on executive compensation; (4) approved the Amended and Restated 2007 Equity and Incentive Plan (the “Incentive Plan”); (5) approved the Amended and Restated 2007 Employee

Stock Purchase Plan (the “Purchase Plan”); (6) approved the Amended and Restated Certificate of Incorporation; and (7) ratified the selection by the Audit Committee of the Company’s Board of Directors of PricewaterhouseCoopers LLP to serve as the Company’s independent auditor for the fiscal year ending February 2, 2018.
The Incentive Plan, a plan in which the named executive officers of the Company may participate, includes amendments that, among other things, (1) increase in the number of shares of Class A common stock authorized for issuance by 4,500,000 to 126,050,000 shares; (2) extend the term of the plan to June 5, 2027; and (3) provide maximum annual limits on the combined value of awards granted under the plan and cash fees paid in a single fiscal year to each of our non-employee directors and our lead director. In approving the Incentive Plan, stockholders also approved the material terms of the Incentive Plan such that the Company retains the ability to grant awards under the Incentive Plan that may be exempt from the deduction limitations under Section 162(m) of the Internal Revenue Code.
The Purchase Plan, a plan in which the named executive officers of the Company may participate, includes amendments that, among other things, increase the number of shares of Class A common stock authorized for issuance by 9,000,000 to 23,300,000 shares.
The Amended and Restated Certificate of Incorporation includes amendments that provide more flexibility with respect to Class B common stock and certain other clarifying changes, and no longer includes certain obsolete provisions.
The results of the voting for each of the above proposals is as follows:
1.    Election of Class I, Group I directors and Class I, Group II director:

	Class	For	Against	Abstain	Broker Non-Votes
Class I, Group I
Michael Dell	Class B	3,000,000,000	—	—	—
Egon Durban	Class B	3,000,000,000	—	—	—

Class I, Group II
Anthony Bates	Class A	78,117,080	1,698,787	41,394	13,159,733
	Class B	300,000,000	—	—	—
2.    Non-binding advisory vote on the compensation of the Company’s named executive officers:

Class	For	Against	Abstain	Broker Non-Votes
Class A	72,622,990	5,870,780	1,363,491	13,159,733
Class B	3,000,000,000	—	—	—
3.    Non-binding advisory vote on the frequency of advisory votes on executive compensation:

Class	One Year	Two Years	Three Years	Abstain	Broker Non-Votes
Class A	78,526,354	40,635	1,239,882	50,390	13,159,733
Class B	3,000,000,000	—	—	—	—
4.    Approval of the Amended and Restated 2007 Equity and Incentive Plan, which is attached hereto as Exhibit 10.6 and is incorporated herein by reference:

Class	For	Against	Abstain	Broker Non-Votes
Class A	73,613,540	6,193,964	49,757	13,159,733
Class B	3,000,000,000	—	—	—

5.    Approval of the Amended and Restated 2007 Employee Stock Purchase Plan, which is attached hereto as Exhibit 10.11 and is incorporated herein by reference:

Class	For	Against	Abstain	Broker Non-Votes
Class A	79,620,743	194,292	42,226	13,159,733
Class B	3,000,000,000	—	—	—
6.    Approval of the Amended and Restated Certificate of Incorporation, which is attached hereto as Exhibit 3.1 and is incorporated herein by reference:

Class	For	Against	Abstain	Broker Non-Votes
Class A	92,705,474	126,121	185,399	—
Class B	3,000,000,000	—	—	—
7.    Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending February 2, 2018:

Class	For	Against	Abstain	Broker Non-Votes
Class A	92,234,883	720,725	61,386	—
Class B	3,000,000,000	—	—	—
In connection with the stockholder vote on Proposal No. 3, the Board determined that the Company will hold an annual advisory vote on the compensation of the Company's named executive officers as disclosed in the proxy statement in accordance with the compensation disclosure rules of the Securities and Exchange Commission, until such time as the next advisory vote is submitted to the stockholders of the Company with regard to the frequency of future advisory votes on the compensation of the Company's named executive officers, or the Board of Directors otherwise determines that a different frequency for such advisory votes is in the best interests of the stockholders of the Company.

ITEM 6.	EXHIBITS
See the Exhibit Index following the signature page of this Quarterly Report on Form 10-Q for a list of exhibits.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	June 9, 2017	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1*	Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
10.6+*	2007 Equity and Incentive Plan, as amended and restated June 8, 2017
10.7+	Form of Indemnification Agreement for VMware, Inc. Directors and Executive Officers, as approved April 5, 2017
10.11+*	2007 Employee Stock Purchase Plan, as amended and restated June 8, 2017
10.12+*	Executive Bonus Program, as amended and restated February 10, 2017
10.34	Stock Purchase Agreement, dated as of March 29, 2017, by and among Dell Technologies Inc., EMC Equity Assets LLC and VMware, Inc.	8-K	001-33622	10.1	3/30/17
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith