Form 10-Q
period 2017-08-04
VMWARE, INC.
filed 2017-09-07
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 1, 2017, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 408,947,278, of which 108,947,278 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, vCloud, vCloud Air, vCloud Air Network, NSX, VMware vSAN, VMware Cloud, Workspace ONE, AirWatch, Horizon, Horizon Suite, vSphere, Photon, Photon OS and vSphere Integrated Containers are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

					Transition Period
	Three Months Ended		Six Months Ended		January 1 to
	August 4,	June 30,	August 4,	June 30,	February 3,
	2017	2016	2017	2016	2017
Revenue:
License	$732	$644	$1,342	$1,216	$125
Services	1,168	1,049	2,294	2,066	371
Total revenue	1,900	1,693	3,636	3,282	496
Operating expenses(1):
Cost of license revenue	39	40	78	81	13
Cost of services revenue	231	221	481	432	80
Research and development	428	363	849	720	150
Sales and marketing	668	580	1,255	1,144	231
General and administrative	160	167	311	338	63
Realignment and loss on disposition	36	(1)	86	52	—
Operating income (loss)	338	323	576	515	(41)
Investment income	25	19	48	35	8
Interest expense with Dell	(7)	(7)	(13)	(13)	(2)
Other income (expense), net	51	2	54	—	1
Income (loss) before income tax	407	337	665	537	(34)
Income tax provision (benefit)	73	72	99	111	(26)
Net income (loss)	$334	$265	$566	$426	$(8)
Net income (loss) per weighted-average share, basic for Class A and Class B	$0.82	$0.62	$1.39	$1.00	$(0.02)
Net income (loss) per weighted-average share, diluted for Class A and Class B	$0.81	$0.62	$1.37	$1.00	$(0.02)
Weighted-average shares, basic for Class A and Class B	408,399	425,107	408,415	424,169	408,625
Weighted-average shares, diluted for Class A and Class B	412,768	427,102	413,920	425,729	408,625
__________
(1) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$1	$—
Cost of services revenue	12	13	25	25	5
Research and development	89	74	170	144	31
Sales and marketing	48	47	98	95	19
General and administrative	20	18	37	36	7
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

					Transition Period
	Three Months Ended		Six Months Ended		January 1 to
	August 4,	June 30,	August 4,	June 30,	February 3,
	2017	2016	2017	2016	2017
Net income (loss)	$334	$265	$566	$426	$(8)
Other comprehensive income:
Changes in market value of available-for-sale securities:
Unrealized gains, net of tax provision of $5, $6, $9, $15 and $1	8	10	15	24	2
Reclassification of losses realized during the period, net of tax benefit of $—, $—, $1, $2, and $—	—	—	2	3	—
Net change in market value of available-for-sale securities	8	10	17	27	2
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision of $3, $—, $3, $—, and $—	(5)	(3)	1	—	3
Reclassification of losses realized during the period, net of tax benefit of $— for all periods	2	1	2	1	—
Net change in market value of effective foreign currency forward contracts	(3)	(2)	3	1	3
Total other comprehensive income	5	8	20	28	5
Total comprehensive income (loss), net of taxes	$339	$273	$586	$454	$(3)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

			Transition Period
	August 4,	December 31,	February 3,
	2017	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,552	$2,790	$3,220
Short-term investments	5,350	5,195	5,173
Accounts receivable, net of allowance for doubtful accounts of $2, $2 and $2	1,189	1,856	1,192
Due from related parties, net	207	132	93
Other current assets	173	362	173
Total current assets	10,471	10,335	9,851
Property and equipment, net	1,005	1,049	1,042
Other assets	262	248	249
Deferred tax assets	691	462	716
Intangible assets, net	476	517	507
Goodwill	4,270	4,032	4,032
Total assets	$17,175	$16,643	$16,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116	$125	$53
Accrued expenses and other	1,016	898	887
Note payable to Dell	680	—	—
Unearned revenue	3,464	3,531	3,349
Total current liabilities	5,276	4,554	4,289
Notes payable to Dell	820	1,500	1,500
Unearned revenue	2,040	2,093	1,991
Other liabilities	440	399	401
Total liabilities	8,576	8,546	8,181
Contingencies (refer to Note I)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 109,651, 108,351 and 110,060 shares	1	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3	3
Additional paid-in capital	1,640	1,721	1,843
Accumulated other comprehensive income (loss)	16	(9)	(4)
Retained earnings	6,939	6,381	6,373
Total stockholders’ equity	8,599	8,097	8,216
Total liabilities and stockholders’ equity	$17,175	$16,643	$16,397
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

			Transition Period
	Six Months Ended		January 1 to
	August 4,	June 30,	February 3,
	2017	2016	2017
Operating activities:
Net income (loss)	$566	$426	$(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	165	174	29
Stock-based compensation	331	301	62
Excess tax benefits from stock-based compensation	—	(1)	(5)
Deferred income taxes, net	35	(5)	(254)
Loss on disposition	79	—	—
(Gain) loss on Dell stock purchase	2	—	(1)
Impairment of strategic investments	2	5	—
Gain on disposition of strategic investments	(38)	(1)	—
Other	1	5	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4	417	664
Other assets	(27)	(23)	190
Due to/from related parties, net	(114)	(18)	39
Accounts payable	60	(10)	(68)
Accrued expenses	122	18	(41)
Income taxes payable	8	(36)	38
Unearned revenue	199	45	(284)
Net cash provided by operating activities	1,395	1,297	361
Investing activities:
Additions to property and equipment	(105)	(79)	(18)
Purchases of available-for-sale securities	(2,152)	(2,211)	(38)
Sales of available-for-sale securities	1,253	979	43
Maturities of available-for-sale securities	770	619	20
Proceeds from disposition of assets	—	3	—
Purchases of strategic investments	(32)	(27)	—
Proceeds from sales of strategic investments	6	1	—
Business combinations, net of cash acquired	(236)	(59)	—
Net cash paid on disposition of business	(41)	—	—
Increase in restricted cash	—	(2)	—
Net cash provided by (used in) investing activities	(537)	(776)	7
Financing activities:
Proceeds from issuance of common stock	76	52	61
Payment to acquire non-controlling interests	—	(4)	—
Repurchase of common stock	(425)	—	—
Excess tax benefits from stock-based compensation	—	1	5
Shares repurchased for tax withholdings on vesting of restricted stock	(177)	(72)	(4)
Net cash provided by (used in) financing activities	(526)	(23)	62
Net increase in cash and cash equivalents	332	498	430
Cash and cash equivalents at beginning of the period	3,220	2,493	2,790
Cash and cash equivalents at end of the period	$3,552	$2,991	$3,220
Supplemental disclosures of cash flow information:
Cash paid for interest	$16	$14	$—
Cash paid for taxes, net	63	135	3
Non-cash items:
Changes in capital additions, accrued but not paid	$6	$(19)	$(6)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) is a leader in virtualization and cloud infrastructure solutions that enable businesses to transform the way they build, deliver and consume information technology resources in a manner that is based on their specific needs. VMware’s virtualization infrastructure solutions, which include a suite of products and services designed to deliver a software-defined data center, run on industry-standard desktop computers, servers and mobile devices and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
Change in Fiscal Year End
Effective January 1, 2017, VMware’s fiscal year changed from a fiscal year ending on December 31 of each calendar year to a fiscal year consisting of a 52- or 53-week period ending on the Friday nearest to January 31 of each year. The period that began on January 1, 2017 and ended on February 3, 2017 is reflected as a transition period (the “Transition Period”). VMware’s first full fiscal year 2018 under the revised fiscal calendar is a 52-week year that began on February 4, 2017 and will end on February 2, 2018.
The Company has included its unaudited condensed consolidated financial statements for the Transition Period in this report on Form 10-Q. As permitted under SEC rules, prior-period financial statements have not been recast, as management believes (i) the three and six months ended June 30, 2016 are comparable to the three and six months ended August 4, 2017 and (ii) recasting prior-period results was not practicable or cost justified.
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
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), including EMC’s majority control of VMware (the “Dell Acquisition”). As a result of the Dell Acquisition, EMC became a wholly-owned subsidiary of Dell and VMware became an indirectly held, majority-owned subsidiary of Dell. As of August 4, 2017, Dell controlled 81.4% of VMware’s outstanding common stock and 97.5% of the combined voting power of VMware’s outstanding common stock, including 33 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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
VMware plans to adopt Topic 606 using the full retrospective transition method when it becomes effective for the Company in the first quarter of fiscal 2019. While the Company is continuing to assess the potential impacts of Topic 606, VMware currently expects unearned license revenue related to the sale of perpetual licenses will decline significantly upon adoption. Currently, VMware defers all license revenue related to the sale of its perpetual licenses in the event certain revenue recognition criteria are not met. However, under Topic 606, the Company would generally expect that substantially all license revenue related to the sale of its perpetual licenses will be recognized upon delivery. Topic 606 is also expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions. Under the new standard, incremental costs to obtain contracts with customers are deferred and recognized over the expected period of benefit. As a result, VMware expects deferred commission costs to increase. The Company is continuing to evaluate the effects that Topic 606 will have on its consolidated financial statements and related disclosures, and its preliminary assessments are subject to change.
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
ASU No. 2016-09, Compensation
VMware adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718), on a prospective basis, effective February 4, 2017. Prior periods have not been reclassified to conform to the fiscal 2018 presentation. Net excess tax benefits

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

recognized in connection with stock-based awards are now included in the income tax provision on the condensed consolidated statements of income. Net excess tax benefits recognized during the three and six months ended August 4, 2017 were $13 million and $44 million, respectively. Prior to adopting the updated standard, such amounts were recognized in additional paid-in capital on the Company’s consolidated balance sheets.
Additionally, all tax-related cash flows resulting from stock-based awards are reported as operating activities in the statements of cash flows. Prior to adopting the updated standard, excess tax benefits were reported as a cash inflow from financing activities in the statements of cash flows.
B. Related Parties
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries, including EMC. Transactions prior to September 7, 2016 reflect transactions only with EMC and its consolidated subsidiaries.
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
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts					Unearned Revenue
					Transition Period	As of
	Three Months Ended		Six Months Ended		January 1 to			Transition Period
	August 4,	June 30,	August 4,	June 30,	February 3,	August 4,	December 31,	February 3,
	2017	2016	2017	2016	2017	2017	2016	2017
Reseller revenue	$282	$85	$505	$163	$44	$806	$637	$616
Internal-use revenue	4	14	9	19	7	9	15	18
Professional services revenue	26	26	55	51	3	—	—	—
Agency fee revenue	—	1	1	2	—	—	—	—
Reimbursement for services to Pivotal	—	—	—	1	—	n/a	n/a	n/a
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
Information about VMware’s costs from such arrangements during the periods presented consisted of the following (table in millions):

					Transition Period
	Three Months Ended		Six Months Ended		January 1 to
	August 4,	June 30,	August 4,	June 30,	February 3,
	2017	2016	2017	2016	2017
Purchases and leases of products and purchases of services	$32	$17	$68	$34	$14
Dell subsidiary support and administrative costs	33	21	62	44	13
VMware also purchases Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
During the second quarter of fiscal 2018, VMware acquired Wavefront, Inc. (“Wavefront”). Upon closing of the acquisition, Dell was paid $20 million in cash for its ownership interest in Wavefront.
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both VMware’s end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $7 million and $9 million during the three and six months ended August 4, 2017, respectively. Financing fees during the Transition Period were not significant.
Tax Sharing Agreement with Dell
VMware has made payments to Dell pursuant to a tax sharing agreement. The following table summarizes the payments made during the periods presented (table in millions):

					Transition Period
	Three Months Ended		Six Months Ended		January 1 to
	August 4,	June 30,	August 4,	June 30,	February 3,
	2017	2016	2017	2016	2017
Payments from VMware to Dell	$12	$54	$12	$95	$—
The timing of the tax payments due to and from related parties is governed by a tax sharing agreement. Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is presented as a component of stockholders’ equity. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated pursuant to the tax sharing agreement was not significant during the three and six months ended August 4, 2017 and the Transition Period, and was $14 million and $15 million during the three and six months ended June 30, 2016, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

			Transition Period
	August 4,	December 31,	February 3,
	2017	2016	2017
Due (to) related parties	$(67)	$(71)	$(85)
Due from related parties	274	203	178
Due from related parties, net	$207	$132	$93

Income tax related asset, net	$—	$181	$—
Income tax due (to) related parties	(14)	—	(21)
Amounts included in due from related parties, net, which are unrelated to DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Stock Purchase Agreements with Dell
On March 29, 2017, VMware entered into a stock purchase agreement to purchase $300 million of VMware Class A common stock from Dell. During the first quarter of fiscal 2018, VMware paid Dell $300 million in exchange for an initial delivery of 2.7 million shares, or approximately 80% of the expected total shares to be received and retired under the arrangement. On May 10, 2017, the stock purchase agreement with Dell was completed and VMware received an additional 0.7 million shares. The aggregate number of 3.4 million shares purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
On December 15, 2016, VMware entered into a stock purchase agreement to purchase $500 million of VMware Class A common stock from Dell. VMware purchased 4.8 million shares for $375 million through December 31, 2016. On February 15, 2017, the stock purchase agreement with Dell was completed. A total of $500 million was paid in exchange for 6.2 million shares. The aggregate number of shares purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
On August 23, 2017, VMware entered into a stock purchase agreement to purchase $300 million of VMware Class A common stock from Dell. Purchases under this agreement are expected to occur during fiscal 2018. The aggregate number of shares purchased will be determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
Notes Payable to Dell
VMware entered into a note exchange agreement with its Parent on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. As of August 4, 2017, $680 million was classified as a current liability.
The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and six months ended August 4, 2017, $7 million and $13 million, respectively, of interest expense was recognized. During the three and six months ended June 30, 2016 and the Transition Period, $7 million, $13 million and $2 million, respectively, of interest expense was recognized.
On August 21, 2017, VMware repaid certain of the notes payable to Dell in the aggregate principal amount of $1,230 million. The aggregate principal amount included repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. Refer to Note N for further information regarding subsequent events.
C. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
During the second quarter of fiscal 2018, VMware completed the acquisitions of Wavefront and Apteligent, Inc., which were not material to the condensed consolidated financial statements. These acquisitions are part of a strategy to accelerate the development of VMware’s Cloud services and other technologies. The aggregate purchase price for the two acquisitions was $238 million, net of cash acquired of $35 million. The aggregate purchase price included $36 million of identifiable intangible

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

assets and $238 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily relate to purchased technology, with estimated useful lives of five years. The fair value of assumed unvested equity attributed to post-combination services was $37 million and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.
Prior to the closing of the acquisition, VMware held an ownership interest in Wavefront. Upon completion of the step acquisition, VMware recognized a gain of $34 million in other income (expense), net for the remeasurement of its ownership interest to fair value, which was $49 million. The gain recognized on the step acquisition is not expected to be taxable and resulted in a discrete tax benefit of $13 million during the second quarter of fiscal 2018. Upon closing of the acquisition, Dell was paid $20 million in cash for its ownership interest in Wavefront.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	August 4, 2017
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$663	$(412)	$251
Leasehold interest	34.9	149	(26)	123
Customer relationships and customer lists	8.2	135	(71)	64
Trademarks and tradenames	8.5	63	(27)	36
Other	5.7	5	(3)	2
Total definite-lived intangible assets		$1,015	$(539)	$476

	December 31, 2016
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$641	$(358)	$283
Leasehold interest	34.9	149	(24)	125
Customer relationships and customer lists	8.3	132	(62)	70
Trademarks and tradenames	8.7	61	(23)	38
Other	5.7	4	(3)	1
Total definite-lived intangible assets		$987	$(470)	$517

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
Amortization expense on definite-lived intangible assets was $34 million and $66 million during the three and six months ended August 4, 2017, respectively, and $32 million and $65 million during the three and six months ended June 30, 2016, respectively. Amortization expense on definite-lived intangible assets was $10 million during the Transition Period.
Based on intangible assets recorded as of August 4, 2017 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2018	$67
2019	124
2020	100
2021	46
2022	31
Thereafter	108
Total	$476
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the six months ended August 4, 2017 (table in millions):

Balance, February 3, 2017	$4,032
Increase in goodwill related to business combinations	238
Balance, August 4, 2017	$4,270
D. Realignment and Loss on Disposition
Disposition of VMware vCloud Air Business
During the second quarter of fiscal 2018, VMware completed the sale of its VMware vCloud Air business (“vCloud Air”) to OVH US LLC (“OVH”). Losses recognized in connection with this transaction were $36 million and $86 million during the three and six months ended August 4, 2017, respectively, and were recorded in realignment and loss on disposition on the condensed consolidated statements of income. Losses recognized on the disposition of vCloud Air include the impairment of fixed assets identified as part of the sale, as well as the costs associated with certain transition services, which primarily include employee-related expenses and costs associated with data-center colocation services. Transition services are to be provided over a period of 18 months, starting from the date of the sale. The losses recognized on the disposition of vCloud Air are deductible for tax purposes and resulted in a discrete tax benefit of $12 million during the second quarter of fiscal 2018.
In connection with the disposition of vCloud Air, approximately $35 million of total unearned revenue, including $18 million of unearned license revenue, was transferred to OVH during the second quarter of fiscal 2018.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Realignment
On January 22, 2016, VMware approved a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the six months ended June 30, 2016. VMware recognized $49 million of severance-related realignment expenses during the six months ended June 30, 2016 on the condensed consolidated statements of income. Additionally, VMware consolidated certain facilities as part of this plan, which resulted in the recognition of $3 million of related expenses during the six months ended June 30, 2016. Actions associated with this plan were substantially completed by December 31, 2016.
The following table summarizes the activity for the accrued realignment expenses for the period presented (table in millions):

	Six Months Ended June 30, 2016
	Balance as of January 1, 2016	Realignment	Utilization	Balance as of June 30, 2016
Severance-related costs	$3	$49	$(50)	$2
Costs to exit facilities	—	3	—	3
Total	$3	$52	$(50)	$5
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
The following table sets forth the computations of basic and diluted net income (loss) per share during the periods presented (table in millions, except per share amounts and shares in thousands):

					Transition Period
	Three Months Ended		Six Months Ended		January 1 to
	August 4,	June 30,	August 4,	June 30,	February 3,
	2017	2016	2017	2016	2017
Net income (loss)	$334	$265	$566	$426	$(8)
Weighted-average shares, basic for Class A and Class B	408,399	425,107	408,415	424,169	408,625
Effect of other dilutive securities	4,369	1,995	5,505	1,560	—
Weighted-average shares, diluted for Class A and Class B	412,768	427,102	413,920	425,729	408,625
Net income (loss) per weighted-average share, basic for Class A and Class B	$0.82	$0.62	$1.39	$1.00	$(0.02)
Net income (loss) per weighted-average share, diluted for Class A and Class B(1)	$0.81	$0.62	$1.37	$1.00	$(0.02)
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income (loss) per share calculations during the periods presented, because their effect would have been anti-dilutive (shares in thousands):

					Transition Period
	Three Months Ended		Six Months Ended		January 1 to
	August 4,	June 30,	August 4,	June 30,	February 3,
	2017	2016	2017	2016	2017
Anti-dilutive securities:
Employee stock options	845	2,065	870	2,207	2,353
Restricted stock units	499	3,315	250	9,512	3,259
Total	1,344	5,380	1,120	11,719	5,612
F. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of the periods presented consisted of the following (tables in millions):

	August 4, 2017
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$473	$—	$—	$473
Cash equivalents:
Money-market funds	$2,848	$—	$—	$2,848
U.S. Government and agency obligations	45	—	—	45
U.S. and foreign corporate debt securities	183	—	—	183
Foreign governments and multi-national agency obligations	3	—	—	3
Total cash equivalents	$3,079	$—	$—	$3,079
Short-term investments:
U.S. Government and agency obligations	$940	$—	$(2)	$938
U.S. and foreign corporate debt securities	4,170	8	(5)	4,173
Foreign governments and multi-national agency obligations	74	—	—	74
Mortgage-backed securities	134	—	(1)	133
Marketable available-for-sale equity securities	15	17	—	32
Total short-term investments	$5,333	$25	$(8)	$5,350

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
VMware evaluated its available-for-sale investments as of August 4, 2017, December 31, 2016 and February 3, 2017 for other-than-temporary declines in fair value and did not consider any to be other-than-temporarily impaired. The realized gains and losses on investments during the three and six months ended August 4, 2017 and June 30, 2016 and the Transition Period were not significant.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for less than twelve months as of the periods presented, were classified by sector as follows (table in millions):

					Transition Period
	August 4, 2017		December 31, 2016		February 3, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$720	$(2)	$608	$(3)	$527	$(3)
U.S. and foreign corporate debt securities	1,587	(5)	2,595	(18)	2,287	(16)
Mortgage-backed securities	102	(1)	164	(2)	151	(2)
Total	$2,409	$(8)	$3,367	$(23)	$2,965	$(21)
As of the periods presented, unrealized losses on cash equivalents and available-for-sale investments in the other investment categories, which have been in a net loss position for less than twelve months, were not significant. Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for twelve months or greater, were not significant for the periods presented.
Contractual Maturities
The contractual maturities of fixed income securities included in short-term investments on the condensed consolidated balance sheets and held as of August 4, 2017, consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,990	$1,989
Due after 1 year through 5 years	3,138	3,140
Due after 5 years through 10 years	95	95
Due after 10 years	95	94
Total fixed income securities	$5,318	$5,318
G. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

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
VMware’s fixed income securities are primarily classified as Level 2, with the exception of some of the U.S. Government and agency obligations that are classified as Level 1. Additionally, VMware’s Level 2 classification includes forward contracts and notes payable to Dell. As of August 4, 2017, December 31, 2016 and February 3, 2017, VMware’s Level 2 investment securities were generally priced using non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
VMware did not have any significant assets or liabilities that fell into Level 3 of the fair value hierarchy for the periods presented, and there have been no transfers between fair value measurement levels during the periods presented.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s cash equivalents, short-term investments and derivatives that were required to be measured at fair value as of the periods presented (tables in millions):

	August 4, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,848	$—	$2,848
U.S. Government and agency obligations	—	45	45
U.S. and foreign corporate debt securities	—	183	183
Foreign governments and multi-national agency obligations	—	3	3
Total cash equivalents	$2,848	$231	$3,079
Short-term investments:
U.S. Government and agency obligations	$659	$279	$938
U.S. and foreign corporate debt securities	—	4,173	4,173
Foreign governments and multi-national agency obligations	—	74	74
Mortgage-backed securities	—	133	133
Marketable available-for-sale equity securities	32	—	32
Total short-term investments	$691	$4,659	$5,350
Other current assets:
Forward contracts	$—	$10	$10

	December 31, 2016
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,235	$—	$2,235
Time deposits	—	26	26
Municipal obligations	—	17	17
Total cash equivalents	$2,235	$43	$2,278
Short-term investments:
U.S. Government and agency obligations	$441	$290	$731
U.S. and foreign corporate debt securities	—	3,869	3,869
Foreign governments and multi-national agency obligations	—	32	32
Municipal obligations	—	365	365
Asset-backed securities	—	4	4
Mortgage-backed securities	—	194	194
Total short-term investments	$441	$4,754	$5,195
Other current assets:
Derivative due to stock purchase with Dell	$—	$8	$8
Other assets:
Marketable available-for-sale equity securities	$22	$—	$22

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
During the first quarter of 2018, marketable available-for-sale equity securities were reclassified to short-term investments on the condensed consolidated balance sheets, as restrictions on the Company’s ability to sell the common stock lapse within twelve months of the balance sheet date. As of December 31, 2016 and February 3, 2017, these securities were classified as other assets.
Notes payable to Dell are not adjusted to fair value. The fair value of the notes payable to Dell was approximately $1,477 million, $1,489 million and $1,492 million as of August 4, 2017, December 31, 2016 and February 3, 2017, respectively. Fair value was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income is not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets and liabilities associated with this plan were the same at approximately $48 million, $35 million and $36 million as of August 4, 2017, December 31, 2016 and February 3, 2017, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
VMware holds strategic investments in its portfolio accounted for using the cost method. These strategic investments are periodically assessed for other-than-temporary impairment. VMware uses Level 3 inputs as part of its impairment analysis, including pre- and post-money valuations of recent financing events, the impact of financing events on its ownership percentages, and other available information relevant to the issuer’s historical and forecasted performance. The estimated fair value of these investments is considered in VMware’s impairment review if any events or changes in circumstances occur that might have a significant adverse effect on their value. If VMware determines that an other-than-temporary impairment has occurred, VMware writes down the investment to its fair value.
Strategic investments are included in other assets on the condensed consolidated balance sheets. The carrying value of VMware’s strategic investments was $151 million, $139 million and $139 million as of August 4, 2017, December 31, 2016 and February 3, 2017, respectively.
H. Derivatives and Hedging Activities
VMware conducts business on a global basis in multiple foreign currencies, subjecting the Company to foreign currency risk. To mitigate a portion of this risk, VMware utilizes hedging contracts as described below, which potentially expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. VMware

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

manages counterparty risk by seeking counterparties of high credit quality, by monitoring credit ratings and credit spreads of, and other relevant public information about its counterparties. VMware does not, and does not intend to, use derivative instruments for trading or speculative purposes.
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation have been met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and six months ended August 4, 2017 and June 30, 2016 and the Transition Period, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the condensed consolidated statements of income as incurred.
These forward contracts have contractual maturities of twelve months or less, and as of August 4, 2017, December 31, 2016 and February 3, 2017, outstanding forward contracts had a total notional value of $134 million, $22 million and $250 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and six months ended August 4, 2017 and June 30, 2016 and the Transition Period, all cash flow hedges were considered effective.
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
These forward contracts have a contractual maturity of one month, and as of August 4, 2017, December 31, 2016 and February 3, 2017, outstanding forward contracts had a total notional value of $854 million, $875 million and $834 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and six months ended August 4, 2017, VMware recognized losses of $27 million and $35 million, respectively, relating to the settlement of forward contracts. During the three and six months ended June 30, 2016 and the Transition Period, VMware recognized a gain of $11 million, and losses of $12 million and $18 million, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to forward contracts and the underlying foreign currency denominated assets and liabilities resulted in net gains of $10 million and $13 million during the three and six months ended August 4, 2017, respectively. Net losses during the three and six months ended June 30, 2016 and the Transition Period were not significant. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
I. Contingencies
Litigation
On March 27, 2015, Phoenix Technologies (“Phoenix”) filed a complaint against VMware in the U.S. District Court for the Northern District of California asserting claims for copyright infringement and breach of contract relating to a version of Phoenix’s BIOS software that VMware licensed from Phoenix. Following trial, the jury issued its verdict on June 12, 2017, finding that VMware did not infringe on any of the four bases asserted by Phoenix. The Court entered judgment in VMware’s favor, and the parties are in the post-trial briefing stage. The Company intends to continue vigorously defending itself against this lawsuit.
On March 4, 2015, Christoph Hellwig, a software developer who alleged that software code he wrote is used in a component of the Company’s vSphere product, filed a lawsuit against VMware in the Hamburg Regional Court in Germany alleging copyright infringement for failing to comply with the terms of the open source General Public License v.2 (“GPL v.2”). On July 8, 2016, the German court issued a written decision dismissing Mr. Hellwig’s lawsuit. Mr. Hellwig has appealed the Regional Court’s decision. No hearing schedule has yet been set by the appellate court.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of August 4, 2017, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered immaterial. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
J. Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

			Transition Period
	August 4,	December 31,	February 3,
	2017	2016	2017
Unearned license revenue	$519	$503	$484
Unearned software maintenance revenue	4,522	4,628	4,405
Unearned professional services revenue	463	493	451
Total unearned revenue	$5,504	$5,624	$5,340
Unearned license revenue is generally recognized upon delivery of existing or future products or services, or is otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services, unearned license revenue may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist. Unearned license revenue derived from commitments to future products that have not been delivered represents a significant portion of total unearned license revenue as of August 4, 2017. VMware expects unearned license revenue to substantially decline upon the adoption of Topic 606.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract period. The weighted-average remaining term as of August 4, 2017 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services, including training, and is generally recognized as the services are delivered.
Unearned license and software maintenance revenue will fluctuate based upon a variety of factors including sales volume, the timing of both product promotion offers and delivery of the future products offered, and the amount of arrangements sold

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

with ratable revenue recognition. Additionally, the amount of unearned revenue derived from transactions denominated in a foreign currency is affected by fluctuations in the foreign currencies in which VMware invoices.
In connection with the disposition of vCloud Air, approximately $35 million of total unearned revenue, including $18 million of unearned license revenue, was transferred to OVH during the second quarter of fiscal 2018. Refer to Note D for further information.
K. Stockholders’ Equity
VMware Stock Repurchases
During January 2017, VMware’s board of directors authorized the repurchase of up to $1,200 million of VMware’s Class A common stock through the end of fiscal 2018. Subsequent to the fiscal quarter ended August 4, 2017, VMware’s board of directors authorized the repurchase of up to an additional $1,000 million of Class A common stock through August 31, 2018. The $1,000 million authorization is in addition to VMware’s ongoing $1,200 million stock repurchase program authorized in January 2017, of which $900 million remained available for repurchase as of August 4, 2017.
Stock will be purchased from time to time in open market transactions, subject to market conditions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate, legal and regulatory requirements and other market and economic conditions. VMware is not obligated to purchase any shares under its stock repurchase programs. Purchases can be discontinued at any time VMware believes additional purchases are not warranted. From time to time, VMware also purchases stock in private transactions, such as those with Dell. All shares repurchased under VMware’s stock repurchase programs are retired.
The following table summarizes stock repurchase activity, including shares purchased from Dell, during the period presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended	Six Months Ended
	August 4,	August 4,
	2017	2017
Aggregate purchase price(1)(2)(3)	$60	$425
Class A common shares repurchased	666	4,827
Weighted-average price per share	$90.04	$88.05
(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital.
(2) The aggregate purchase price of $60 million during the three months ended August 4, 2017 includes the purchase price associated with the final delivery of 0.7 million shares under the March 29, 2017 agreement with Dell.
(3) The aggregate purchase price of $425 million during the six months ended August 4, 2017 includes the purchase price associated with the final delivery of 1.4 million shares under the December 15, 2016 agreement with Dell, as well as the delivery of 3.4 million shares under the March 29, 2017 agreement with Dell.
During the three and six months ended June 30, 2016 and the Transition Period, VMware did not repurchase any shares of its Class A common stock.
VMware Restricted Stock
VMware’s restricted stock primarily consists of restricted stock unit (“RSU”) awards granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware’s restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain VMware executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based or market-based vesting component. Upon vesting, PSU awards will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance or market-based target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes restricted stock activity since January 1, 2017 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2017	20,866	$67.54
Vested	(256)	77.07
Forfeited	(159)	68.11
Outstanding, February 3, 2017	20,451	67.41
Granted	6,474	89.15
Vested	(5,191)	66.16
Forfeited	(1,056)	71.00
Outstanding, August 4, 2017	20,678	74.43
The total fair value of VMware restricted stock that vested during the six months ended August 4, 2017 and the Transition Period was $488 million and $21 million, respectively. As of August 4, 2017, restricted stock representing 20.7 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1,925 million based on VMware’s closing stock price as of August 4, 2017.
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2017	$(8)	$(1)	$(9)
Unrealized gains, net of tax provision of $1, $— and $1	2	3	5
Balance, February 3, 2017	$(6)	$2	$(4)
Unrealized gains, net of tax provision of $9, $3, and $12	15	1	16
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income, net of tax provision of $1, $— and $1	2	2	4
Other comprehensive income, net	17	3	20
Balance, August 4, 2017	$11	$5	$16

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2016	$(7)	$(1)	$(8)
Unrealized gain, net of tax provision of $15, $—, and $15	24	—	24
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income, net of tax provision of $2, $—, and $2	3	1	4
Balance, June 30, 2016	$20	$—	$20
Unrealized gains and losses on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income in the period that such gains and losses are realized.
The effective portion of gains or losses resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments is reclassified to its related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

functional line items on the condensed consolidated statements of income were not significant to the individual functional line items during the periods presented.
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
Revenue by geographic area during the periods presented was as follows (table in millions):

					Transition Period
	Three Months Ended		Six Months Ended		January 1 to
	August 4,	June 30,	August 4,	June 30,	February 3,
	2017	2016	2017	2016	2017
United States	$963	$870	$1,823	$1,671	$248
International	937	823	1,813	1,611	248
Total	$1,900	$1,693	$3,636	$3,282	$496
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenue during the three and six months ended August 4, 2017 and June 30, 2016 and the Transition Period.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

			Transition Period
	August 4,	December 31,	February 3,
	2017	2016	2017
United States	$727	$784	$777
International	123	132	131
Total	$850	$916	$908
No individual country other than the United States accounted for 10% or more of these assets as of August 4, 2017, December 31, 2016 and February 3, 2017.

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
The following table presents certain financial information during the periods presented (table in millions, except per share amounts and shares in thousands):

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
N. Subsequent Events
Debt Offering
On August 21, 2017, VMware issued three unsecured senior notes pursuant to a public debt offering in the aggregate amount of $4,000 million, consisting of outstanding principal due on the following dates: $1,250 million due August 21, 2020, $1,500 million due August 21, 2022 and $1,250 million due August 21, 2027. The notes bear interest, payable semi-annually, at annual rates of 2.30%, 2.95% and 3.90%, respectively, and contain restrictive covenants that, in certain circumstances, limit VMware’s ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of VMware’s assets.
Upon closing, a portion of the net proceeds from the offering was used to repay certain promissory notes previously issued to the Company’s Parent in the aggregate principal amount of $1,230 million. The aggregate principal amount included repayment of the note due May 1, 2018 at par value and the repayment of the note due May 1, 2020 at a discount. The Company intends to use the remaining net proceeds to fund additional repurchases of up to $1,000 million of its Class A common stock through August 31, 2018 and for general corporate purposes, including mergers and acquisitions and repaying other indebtedness. Refer to Note B for further information regarding notes payable to Dell and Note K for further information regarding VMware common stock repurchases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of August 4, 2017 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2016 contained in our Form 10-K filed on February 24, 2017.
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
SDDC or Software-Defined Data Center
Our SDDC technologies are the basis for the private cloud environment and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. While overall sales of our VMware vSphere (“vSphere”) offerings have remained strong, the majority of our license sales originate from products and services solutions across our portfolio beyond our compute products. We continue to experience growth in sales of VMware NSX (“NSX”), our network virtualization solution, and VMware vSAN (“vSAN”) products. We expect compute license sales to remain stable, while total compute sales are expected to grow slightly over the next few years.
Hybrid Cloud Computing
Our overarching cloud strategy contains three key components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud and (iii) connect and secure endpoints across a range of public clouds. During the first half of fiscal 2018, hybrid cloud computing was comprised of VMware vCloud Air Network (“vCAN”) and VMware vCloud Air (“vCloud Air”) offerings. During the second quarter of fiscal 2018, we completed the sale of our vCloud Air business to OVH US LLC (“OVH”). We continue to see revenue growth derived from our vCAN offering.
End-User Computing
Our End-User Computing solution consists of VMware Workspace ONE (“Workspace ONE”), our digital workspace platform, which includes VMware AirWatch (“AirWatch”) and VMware Horizon (“Horizon”). Our AirWatch business model includes an on-premises solution that we offer through the sale of perpetual licenses and an off-premises solution that we offer as software-as-a-service (“SaaS”). Our mobile and desktop products and services within Workspace ONE continued to contribute to the growth of our End-User Computing product group during the first half of fiscal 2018.
Change in Fiscal Year End
As a result of the change to our fiscal year from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Friday nearest to January 31 of each year, the period that began on January 1, 2017 and ended on February 3, 2017 was a transition period (the “Transition Period”). Our first full fiscal year 2018 is a 52-week year that began on February 4, 2017 and will end on February 2, 2018. As permitted under SEC rules, prior-period financial statements have not been recast as we believe (i) the three and six months ended June 30, 2016 are comparable to the three and six months ended August 4, 2017; and (ii) recasting prior-period results was not practicable or cost justified. We have included certain unaudited condensed consolidated financial statements for the Transition Period in this Form 10-Q and will include audited financial statements for the Transition Period in the Form 10-K filed for the fiscal year ended February 2, 2018.

Results of Operations
Approximately 70% of our sales are denominated in the U.S. dollar, however, in certain countries we also invoice and collect in the following currencies: euro; British pound; Japanese yen; Australian dollar; and Chinese renminbi. In addition, we incur and pay operating expenses in currencies other than the U.S. dollar. As a result, our financial statements, including our revenue, operating expenses, unearned revenue and the resulting cash flows derived from the U.S. dollar equivalent of foreign currency transactions, are affected by foreign exchange fluctuations.
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	June 30,			August 4,	June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue:
License	$732	$644	$88	14%	$1,342	$1,216	$125	10%
Services:
Software maintenance	1,015	915	100	11	1,988	1,806	182	10
Professional services	153	134	19	14	306	260	47	18
Total services	1,168	1,049	119	11	2,294	2,066	229	11
Total revenue	$1,900	$1,693	$207	12	$3,636	$3,282	$354	11

Revenue:
United States	$963	$870	$93	11%	$1,823	$1,671	$152	9%
International	937	823	114	14	1,813	1,611	202	13
Total revenue	$1,900	$1,693	$207	12	$3,636	$3,282	$354	11
Hybrid cloud, including vCAN and vCloud Air, and our SaaS offerings, which include our AirWatch mobile solutions, increased to approximately 9% of our total revenue during the three and six months ended August 4, 2017 from approximately 8% during the three and six months ended June 30, 2016. vCAN revenue is included in license revenue, and SaaS revenue, including vCloud Air and our AirWatch mobile solutions, is included in both license and services revenue. We completed our sale of vCloud Air business during the second quarter of fiscal 2018.
License revenue relating to the sale of perpetual licenses that are part of a multi-year arrangement is generally recognized upon delivery of the underlying license, whereas revenue derived from our hybrid cloud and SaaS offerings is recognized based on consumption or over a period of time.
License Revenue
During the three and six months ended August 4, 2017, license revenue benefited from balanced performance in all major geographies and broad strength across our product portfolio. License revenue growth during the three and six months ended August 4, 2017 compared to the three and six months ended June 30, 2016 continued to be driven by sales of our NSX and vSAN offerings, as well as growth in our End-User Computing and vCAN offerings. Strength in renewals of our EAs also contributed to license revenue growth during the three and six months ended August 4, 2017 compared to the three and six months ended June 30, 2016.
Services Revenue
During the three and six months ended August 4, 2017, software maintenance revenue benefited from strong renewals of our EAs, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, more than two and a half years of support and maintenance with each new license purchased.
Professional services revenue increased 14% and 18% during the three and six months ended August 4, 2017, respectively, as compared to the three and six months ended June 30, 2016. We have continued our focus on solution deployments, including our products such as NSX and vSAN, which attributed to the increase in professional services revenue. Our professional services revenue will vary based on the delivery channels used in any given period as well as the timing of service engagements.

Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	August 4,	December 31,
	2017	2016
Unearned license revenue	$519	$503
Unearned software maintenance revenue	4,522	4,628
Unearned professional services revenue	463	493
Total unearned revenue	$5,504	$5,624
Unearned license revenue is generally recognized upon delivery of existing or future products or services, or is otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, the revenue for the entire order is deferred until all product delivery obligations have been fulfilled. If the arrangement does not include professional services, unearned license revenue may also be recognized ratably, if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist. Unearned license revenue derived from commitments to future products that have not been delivered represents a significant portion of total unearned license revenue as of August 4, 2017. We expect unearned license revenue to substantially decline upon the adoption of Topic 606.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract period. The weighted-average remaining term as of August 4, 2017 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services, including training, and is generally recognized as the services are delivered.
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
In connection with the disposition of vCloud Air, approximately $35 million of total unearned revenue, including $18 million of unearned license revenue, was transferred to OVH during the second quarter of fiscal 2018. Refer to Note D to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in headcount and increasing compensation across most of our income statement expense categories during the three and six months ended August 4, 2017. We expect increases in cash-based employee-related expenses to continue.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software includes personnel costs and related overhead associated with the physical and electronic delivery of our software products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	June 30,			August 4,	June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of license revenue	$39	$40	$(1)	(2)%	$77	$80	$(3)	(3)%
Stock-based compensation	—	—	—	1	1	1	—	(1)
Total expenses	$39	$40	$(1)	(2)	$78	$81	$(3)	(3)
% of License revenue	5%	6%			6%	7%

Cost of license revenue was flat during the three and six months ended August 4, 2017 compared to the three and six months ended June 30, 2016.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products and to provide professional services. Additionally, cost of services revenue includes depreciation on equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	June 30,			August 4,	June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of services revenue	$219	$208	$11	5%	$456	$407	$49	12%
Stock-based compensation	12	13	(1)	(9)	25	25	—	2
Total expenses	$231	$221	$10	5	$481	$432	$49	11
% of Services revenue	20%	21%			21%	21%
Cost of services revenue increased during the three and six months ended August 4, 2017 compared to the three and six months ended June 30, 2016. The increase was primarily due to growth in cash-based employee-related expenses of $23 million and $46 million during the three and six months ended August 4, 2017, respectively, driven by incremental growth in headcount and salaries, as well as increased IT development costs of $11 million during the six months ended August 4, 2017. These increased costs were offset in part by a decrease in equipment, depreciation and facilities-related costs of $15 million and $16 million during the three and six months ended August 4, 2017, respectively.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	June 30,			August 4,	June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$339	$289	$50	17%	$679	$576	$103	18%
Stock-based compensation	89	74	15	20	170	144	26	18
Total expenses	$428	$363	$65	18	$849	$720	$129	18
% of Total revenue	23%	21%			23%	22%
Research and development expenses increased during the three and six months ended August 4, 2017 compared to the three and six months ended June 30, 2016. The increase was primarily due to growth in cash-based employee-related expenses of $69 million and $114 million during the three and six months ended August 4, 2017, respectively, driven by incremental growth in headcount and salaries. In addition, stock-based compensation increased by $15 million and $26 million, respectively, primarily driven by an increase in restricted stock unit awards granted after the second quarter of 2016. These increases were partially offset by an increase in capitalized internal-use software development costs of $18 million and $34 million during the three and six months ended August 4, 2017, respectively.
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

Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	June 30,			August 4,	June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing	$620	$533	$86	16%	$1,157	$1,049	$109	10%
Stock-based compensation	48	47	1	3	98	95	2	2
Total expenses	$668	$580	$87	15	$1,255	$1,144	$111	10
% of Total revenue	35%	34%			35%	35%
Sales and marketing expenses increased during the three and six months ended August 4, 2017 compared to the three and six months ended June 30, 2016. The increase was primarily due to growth in cash-based employee-related expenses of $92 million and $122 million during the three and six months ended August 4, 2017, respectively, driven by incremental growth in headcount and salaries, as well as higher commission expense resulting from increased sales volume.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to VMware’s Foundation.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	June 30,			August 4,	June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative	$140	$149	$(9)	(6)%	$274	$302	$(29)	(10)%
Stock-based compensation	20	18	2	12	37	36	1	4
Total expenses	$160	$167	$(7)	(4)	$311	$338	$(28)	(8)
% of Total revenue	8%	10%			9%	10%
General and administrative expenses were relatively flat during the three months ended August 4, 2017 compared to the three months ended June 30, 2016. During the six months ended August 4, 2017, general and administrative expenses decreased compared to the six months ended June 30, 2016. The decrease was primarily driven by decreased contractor spending of $15 million, as well as decreased IT development costs of $20 million. These decreases were partially offset by decreased capitalization of internal-use software development costs of $24 million, as well as increased cash-based employee-related expenses of $18 million, resulting primarily from incremental growth in headcount and salaries during the six months ended August 4, 2017.
Realignment and Loss on Disposition
Realignment expenses and loss on disposition during the periods presented were as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	August 4,	June 30,		August 4,	June 30,
	2017	2016	$ Change	2017	2016	$ Change
Realignment and loss on disposition	$36	$(1)	$37	$86	$52	$34
% of Total revenue	2%	—%		2%	2%
During the second quarter of fiscal 2018, we completed the sale of vCloud Air to OVH. Losses recognized in connection with this transaction were $36 million and $86 million during the three and six months ended August 4, 2017, respectively. Losses recognized on the disposition of vCloud Air include the impairment of fixed assets identified as part of the sale, as well as the costs associated with certain transition services, which primarily include employee-related expenses and costs associated with data-center colocation services. Transition services are to be provided over a period of 18 months, starting from the date of the sale.
On January 22, 2016, we approved a plan to streamline our operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the six months ended June 30, 2016. We recognized $49 million of severance-related realignment expenses during the six months ended June 30, 2016 on the condensed consolidated statements of income. Additionally, we consolidated certain facilities as part of this plan, which resulted in the recognition of $3 million of related expenses during the six months ended June 30, 2016. Actions associated with this plan were substantially completed by December 31, 2016.
Interest expense with Dell
On August 21, 2017, we issued three unsecured senior notes pursuant to a public debt offering in the aggregate amount of $4,000 million. Upon closing, a portion of the net proceeds from the offering was used to repay certain promissory notes payable to Dell in the aggregate principal amount of $1,230 million. We expect interest expense to increase by approximately $50 million during the second half of fiscal 2018 compared to the second half of 2016 due to the issuance of public debt, partially offset by a reduction in interest expense with Dell.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	August 4,	June 30,		August 4,	June 30,
	2017	2016	$ Change	2017	2016	$ Change
Other income (expense), net	$51	$2	$48	$54	$—	$54
% of Total revenue	3%	—%		1%	—%
During the second quarter of fiscal 2018, we acquired all of the outstanding shares of Wavefront, Inc. (“Wavefront”). Prior to the closing of the acquisition, we held an ownership interest in Wavefront. Upon completion of the step acquisition, we recognized a gain of $34 million in other income (expense), net for the remeasurement of our ownership interest to fair value.
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
Income Tax Provision
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. Our effective income tax rate was 17.9% and 14.9% during the three and six months ended August 4, 2017, respectively. For the three and six months ended June 30, 2016, our effective tax rate was 21.4% and 20.7%, respectively. Our estimated annual effective income tax rate for fiscal 2018 decreased slightly when compared to the annual effective tax rate for the year ended December 31, 2016.
Our effective income tax rate for the three and six months ended August 4, 2017 declined primarily due to certain discrete tax items, including $25 million related to a non-taxable gain recognized on the step acquisition of one of our strategic investments and deductible losses from the disposition of vCloud Air during the second quarter of fiscal 2018. In addition, we recognized excess tax benefits of $13 million and $44 million for the three and six months ended August 4, 2017, respectively, in connection with our adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718) during the first quarter of fiscal 2018. Prior to adopting the updated standard, such amounts were recognized in additional paid-in capital on the condensed consolidated balance sheets. We expect upcoming reductions in unrecognized tax benefits resulting from expiration of statutes of limitation during fiscal 2018, which would reduce our fiscal 2018 annual income tax rate.
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
Our Relationship with Dell
As of August 4, 2017, Dell controlled 33 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 81.4% of our total outstanding shares of common stock and 97.5% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries including EMC. Transactions prior to September 7, 2016 reflect transactions only with EMC and its consolidated subsidiaries (“Parent”).

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
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts					Unearned Revenue
					Transition Period	As of
	Three Months Ended		Six Months Ended		January 1 to			Transition Period
	August 4,	June 30,	August 4,	June 30,	February 3,	August 4,	December 31,	February 3,
	2017	2016	2017	2016	2017	2017	2016	2017
Reseller revenue	$282	$85	$505	$163	$44	$806	$637	$616
Internal-use revenue	4	14	9	19	7	9	15	18
Professional services revenue	26	26	55	51	3	—	—	—
Agency fee revenue	—	1	1	2	—	—	—	—
Reimbursement for services to Pivotal	—	—	—	1	—	n/a	n/a	n/a
We engaged with Dell in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

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

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.

Information about our costs from such arrangements during the periods presented consisted of the following (table in millions):

					Transition Period
	Three Months Ended		Six Months Ended		January 1 to
	August 4,	June 30,	August 4,	June 30,	February 3,
	2017	2016	2017	2016	2017
Purchases and leases of products and purchases of services	$32	$17	$68	$34	$14
Dell subsidiary support and administrative costs	33	21	62	44	13
We also purchase Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
During the second quarter of fiscal 2018, we acquired Wavefront. Upon closing of the acquisition, Dell was paid $20 million in cash for its ownership interest in Wavefront.
Dell Financial Services (“DFS”)
DFS provided financing to certain of our end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both our end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $7 million and $9 million during the three and six months ended August 4, 2017, respectively. Financing fees during the Transition Period were not significant.
Tax Sharing Agreement with Dell
We have made payments to Dell pursuant to a tax sharing agreement. The following table summarizes the payments made during the periods presented (table in millions):

					Transition Period
	Three Months Ended		Six Months Ended		January 1 to
	August 4,	June 30,	August 4,	June 30,	February 3,
	2017	2016	2017	2016	2017
Payments from us to Dell	$12	$54	$12	$95	$—
The timing of the tax payments due to and from related parties is governed by a tax sharing agreement. Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The amounts that we pay to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is presented as a component of stockholders’ equity. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated pursuant to the tax sharing agreement was not significant during the three and six months ended August 4, 2017 and the Transition Period, and was $14 million and $15 million during the three and six months ended June 30, 2016, respectively.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

			Transition Period
	August 4,	December 31,	February 3,
	2017	2016	2017
Due (to) related parties	$(67)	$(71)	$(85)
Due from related parties	274	203	178
Due from related parties, net	$207	$132	$93

Income tax related asset, net	$—	$181	$—
Income tax due (to) related parties	(14)	—	(21)

Amounts included in due from related parties, net, which are unrelated to DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Stock Purchase Agreements with Dell
On March 29, 2017, we entered into a stock purchase agreement to purchase $300 million of our Class A common stock from Dell. During the first quarter of fiscal 2018, we paid Dell $300 million in exchange for an initial delivery of 2.7 million shares, or approximately 80% of the expected total shares to be received and retired under the arrangement. On May 10, 2017, the stock purchase agreement with Dell was completed and we received an additional 0.7 million shares. The aggregate number of 3.4 million shares purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
On December 15, 2016, we entered into a stock purchase agreement to purchase $500 million of our Class A common stock from Dell. We purchased 4.8 million shares for $375 million through December 31, 2016. On February 15, 2017, the stock purchase agreement with Dell was completed. A total of $500 million was paid in exchange for 6.2 million shares. The aggregate number of shares purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
On August 23, 2017, we entered into a stock purchase agreement to purchase $300 million of our Class A common stock from Dell. Purchases under this agreement are expected to occur during fiscal 2018. The aggregate number of shares purchased will be determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
Notes Payable to Dell
We entered into a note exchange agreement with our Parent on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. As of August 4, 2017, $680 million was classified as a current liability.
The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the three and six months ended August 4, 2017, $7 million and $13 million, respectively, of interest expense was recognized. During the three and six months ended June 30, 2016 and the Transition Period, $7 million, $13 million and $2 million, respectively, of interest expense was recognized.
On August 21, 2017, we repaid certain of the notes payable to Dell in the aggregate principal amount of $1,230 million. The aggregate principal amount included repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. Refer to Note N in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding subsequent events.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

			Transition Period
	August 4,	December 31,	February 3,
	2017	2016	2017
Cash and cash equivalents	$3,552	$2,790	$3,220
Short-term investments	5,350	5,195	5,173
Total cash, cash equivalents and short-term investments	$8,902	$7,985	$8,393
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
As of August 4, 2017, our cash, cash equivalents and short-term investments held outside the United States were $7,967 million. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on substantially all of the undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
We expect that cash generated by operations will be our primary source of liquidity. We also believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by the number and size of acquisitions, investments and stock repurchases.
On August 21, 2017, we issued three unsecured senior notes pursuant to a public debt offering in the aggregate amount of $4,000 million, consisting of outstanding principal due on the following dates: $1,250 million due August 21, 2020, $1,500 million due August 21, 2022, and $1,250 million due August 21, 2027. The notes bear interest, payable semi-annually, at annual rates of 2.30%, 2.95% and 3.90%, respectively. In aggregate, the annual interest expense related to the three notes is expected to be approximately $130 million. We used a portion of the net proceeds from the offering to repay certain notes payable to Dell due May 1, 2018 and May 1, 2020, and intend to use the remaining proceeds to fund additional purchases of up to $1,000 million of our Class A common stock through August 31, 2018, and for general corporate purposes, including mergers and acquisitions and repaying other indebtedness.
Our cash flows summarized for the periods presented were as follows (table in millions):

			Transition Period
	Six Months Ended		January 1 to
	August 4,	June 30,	February 3,
	2017	2016	2017
Net cash provided by (used in):
Operating activities	$1,395	$1,297	$361
Investing activities	(537)	(776)	7
Financing activities	(526)	(23)	62
Net increase in cash and cash equivalents	$332	$498	$430
Operating Activities
Cash provided by operating activities increased $98 million during the six months ended August 4, 2017 compared to the six months ended June 30, 2016. Cash provided by operating activities benefited from a net increase in cash collections due to increased sales, a decrease in federal tax payments and the absence of severance payments related to the January 2016 realignment plan. These positive impacts were partially offset by an increase in cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount.
Cash provided by operating activities of $361 million during the Transition Period primarily reflected cash provided by cash collections, partially offset by cash payments for employee-related expenses.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities is affected by the sales and maturities of our available-for-sale securities.
Cash used in investing activities decreased $239 million during the six months ended August 4, 2017 compared to the six months ended June 30, 2016, driven primarily by the increase in net cash provided by our available-for-sale securities, partially offset by the increase in cash used in business combinations, as well as the disposition of vCloud Air.
Financing Activities
Cash used in financing activities increased $503 million during the six months ended August 4, 2017 compared to the six months ended June 30, 2016, primarily as a result of the increase in our repurchase of common stock. During the first half of 2016, we did not repurchase any shares of our common stock.
Cash provided by financing activities of $62 million during the Transition Period was driven by cash proceeds from the issuance of common stock of $61 million, resulting primarily from our employee stock purchase plan.

Disposition of our vCloud Air Business
As a part of the sale of vCloud Air, we agreed to provide certain transition services to OVH. Transition services consist primarily of payroll-related support services covering the migration of our vCloud Air customers to OVH. We expect to continue to make payments related to these transition services over the next 18 months from the date of the sale. In addition, we expect to make payments associated with the settlement of certain leases related to vCloud Air. Costs associated with transition services were included in the losses recognized in connection with the sale of vCloud Air recorded in realignment and loss on disposition on the condensed consolidated statements of income during the three and six months ended August 4, 2017.
Notes Payable to Dell
We entered into a note exchange agreement with our Parent on January 21, 2014 providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The three notes issued may be prepaid without penalty or premium, and outstanding principal is due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. The notes bear interest, payable quarterly in arrears, at the annual rate of 1.75%. During the six months ended August 4, 2017 and June 30, 2016, $16 million and $13 million, respectively, was paid for interest related to these notes. As of August 4, 2017, $680 million was classified as a current liability.
On August 21, 2017, we repaid certain of the notes payable to Dell in the aggregate principal amount of $1,230 million. The aggregate principal amount included repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount.
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
During January 2017, our board of directors authorized the repurchase of up to $1,200 million of our Class A common stock through the end of fiscal 2018. Subsequent to the fiscal quarter ended August 4, 2017, our board of directors authorized the repurchase of up to an additional $1,000 million of Class A common stock through August 31, 2018. The authorization is in addition to our $1,200 million stock repurchase program authorized in January 2017, of which $900 million remained available for repurchase as of August 4, 2017. Refer to Note K to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
On August 23, 2017, we entered into a stock purchase agreement to purchase $300 million of our Class A common stock from Dell. Purchases under this agreement are expected to occur during fiscal 2018. The aggregate number of shares purchased will be determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may”, “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for and anticipated benefits of corporate transaction and investment activities; the outcome or impact of pending litigation, claims or disputes; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
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
There were no material changes to our market risk exposures during the six months ended August 4, 2017 or the Transition Period. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Annual Report on Form 10-K for a detailed discussion of our market risk exposures.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended August 4, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of our vSphere hypervisor product has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based software-defined data center (“SDDC”) products such as our management and automation and network virtualization (“NSX”) offerings, our Horizon client virtualization offerings, VMware AirWatch (“AirWatch”) mobile device management offerings and VMware vSAN (“vSAN”) storage virtualization offerings. We have also been introducing software-as-a-service (“SaaS”) versions of our on-premises products, including VMware Horizon Suite and certain AirWatch offerings, and are working to extend our SDDC and NSX offerings into the public cloud and to introduce cloud products and services by investing in cloud and SaaS initiatives and partnering with public cloud providers such as Amazon Web Services (“AWS”) and IBM. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business has increased, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our emerging products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
A significant decrease in demand for our server virtualization products would adversely affect our operating results.
A significant portion of our revenue is derived, and will for the foreseeable future continue to be derived, from our server virtualization products. As more and more businesses achieve high levels of virtualization in their data centers, the market for our VMware vSphere product continues to mature. Additionally, as businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads to public cloud providers, thereby limiting growth, and potentially reducing, the market for on-premises deployments of VMware vSphere. Although sales of VMware vSphere have declined as a portion of our overall business, and we expect this trend to continue, VMware vSphere remains key to our future growth, as it serves as the foundation for our newer SDDC, network virtualization and our planned new cloud offerings. Although we are developing products to extend our vSphere-based SDDC offerings to the public cloud due to our product concentration, a significant decrease in demand for our server virtualization products would adversely affect our operating results.
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
Our ability to react quickly to new technology trends and customer requirements is negatively impacted by the length of our development cycle for new products and services and product and service enhancements, which has frequently been longer than we originally anticipated. This is due in part to the increasing complexity of our product offerings as we increase their interoperability, introduce them into product suites and maintain their compatibility with multiple IT resources utilized by our customers, which can significantly increase the development time and effort necessary to achieve the interoperability of product suite components while maintaining product quality. If we are unable to evolve our solutions and offerings in time to respond to and remain ahead of new technological developments, our ability to retain or increase market share and revenue in the virtualization, cloud computing, end-user computing and SDDC industries could be materially adversely affected. With respect to our SDDC products, if we fail to introduce compelling new features in future upgrades to our VMware vSphere product line, manage the transition to hybrid cloud platforms, develop new or tightly integrate existing applications for our virtualization technology that address customer requirements for integration, automation and management of their IT systems with public cloud resources, overall demand for products and services based on VMware vSphere may decline. Additionally, if we fail to realize returns on investments in our newer SaaS and cloud initiatives, our operating margins and results of operations will be adversely impacted.
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

•
the impact of new accounting pronouncements, for example, the adoption of Accounting Standards Update (“ASU”) 2016-09, which will likely result in increased volatility in the provision for income taxes because excess tax benefits and tax deficiencies are now recognized within the income tax provision in the period in which they occur;

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
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. During the six months ended August 4, 2017, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 due to exchange rate fluctuations. Any further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
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
An example is the ongoing efforts of the Chinese government to more closely regulate network security. A new Cyber Security Law was enacted in November 2016 and came into effect on June 1, 2017, which promotes utilization of “secure and reliable” network products and services, requires the sale of certain key network equipment and network security products to be subject to security certification, and imposes data localization measures and various network security measures relevant to a vaguely defined scope of “critical information infrastructure.” Among those network security measures is a requirement that certain network products and services procured by operators of “critical information infrastructure” undergo a formal security assessment in order to evaluate their “security” and “controllability.” The specific technical requirements of the security assessment have not yet been clarified. In December 2015, China enacted an Anti-Terrorism Law that gives local public security and state security authorities the broad discretionary authority to require companies to provide access to their equipment and decryption support in particular cases. Failure to comply with such requests can result in fines and imprisonment. In addition, a broad range of businesses will be required to verify the identities of customers and prohibit the provision of services to customers whose identities are unclear or who refuse to cooperate in the verification process. If we are not able to, or choose not to, comply with these and other information and network security standards that the Chinese government might implement in the future, our business in China may suffer.
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
We have outstanding indebtedness in the form of unsecured notes and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
On August 21, 2017, we issued $4,000 million in unsecured notes through a debt offering and repaid $1,230 million of the notes payable to Dell, utilizing a portion of the proceeds from the offering. An additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell remains outstanding. We also plan to enter into a $1,000 million unsecured revolving credit facility during fiscal 2018. Our debt may adversely affect our financial condition and future financial results by, among other things:

•
requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.
Our unsecured notes impose restrictions on us and require us to maintain compliance with specified covenants. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If we breach any of the covenants and do not obtain a waiver from the lenders or note holders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also affect the terms of any such financing and restrict our ability to obtain additional financing in the future.
Additionally, our parent company, Dell, currently has a significant level of debt financing. Accordingly, negative changes to Dell’s credit rating could also negatively impact our credit rating and the value and liquidity of any future debt we might raise.
Our current research and development efforts may not produce significant revenue for several years, if at all.
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our VMware NSX virtual networking, vSAN virtual storage, cloud and SaaS initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 23% of our total revenue during the six months ended August 4, 2017. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking, vCloud Air Network-integrated virtual desktop and mobile device, cloud and SaaS) offerings that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings. Additionally, the duration of sales cycles for our offerings has increased as our customers’ purchasing decisions become more complex and require additional levels of approval. In addition, marketing and selling new technologies to enterprises requires significant investment of time and resources in order to educate customers on the benefits of our new product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from their efforts to sell existing products and services.
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
Three of our distributors each accounted for 10% or more of our consolidated revenue during the six months ended August 4, 2017. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
As we continue to develop and offer SaaS versions of our products, we will need to continue to evolve our processes to meet a number of regulatory, intellectual property, contractual and service compliance challenges. These challenges include compliance with licenses for open source and third-party software embedded in our SaaS offerings, maintaining compliance with export control and privacy regulations, including HIPAA, protecting our services from external threats, maintaining the continuous service levels and data security expected by our customers, preventing the inappropriate use of our services and adapting our go-to-market efforts. The expansion of our SaaS and related cloud offerings will also require significant investments, and our operating margins, results of operations and operating cash flows may be adversely affected if our new offerings are not widely adopted by customers.
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
Acquisitions and divestitures could harm our business and operating results.
We have acquired in the past, and plan to acquire in the future, other businesses, products or technologies. We also from time to time sell or divest businesses, products and technologies. For instance, in May 2017, we sold the VMware vCloud Air business (“vCloud Air”) to OVH US LLC. Acquisitions and divestitures involve significant risks and uncertainties, which include:

•	disrupting our ongoing operations, diverting management from day-to-day responsibilities, increasing our expenses, and adversely impacting our business, financial condition and operating results;

•	failure of an acquired business to further our business strategy;

•	uncertainties in achieving the expected benefits of an acquisition or disposition, including enhanced revenue, technology, human resources, cost savings, operating efficiencies and other synergies;

•	reducing cash available for operations, stock repurchase programs and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;

•	incurring amortization expense related to identifiable intangible assets acquired that could impact our operating results;

•	difficulty integrating the operations, systems, technologies, products and personnel of acquired businesses effectively;

•	the need to provide transition services in connection with a disposition, such as the sale of vCloud Air, which may result in the diversion of resources and focus;

•	difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors;

•	retaining and motivating key personnel from acquired companies;

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
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. As of August 4, 2017, goodwill and amortizable intangible assets were $4,270 million and $476 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
Problems with our information systems could interfere with our business and could adversely impact our operations.
We rely on our information systems and those of third parties for processing customer orders, delivering products, providing services and support to our customers, billing and tracking our customer orders, fulfilling contractual obligations, performing accounting operations and otherwise running our business. If our systems fail, our disaster and data recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we continuously work to enhance our information systems, such as our enterprise resource planning software. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our business. Implementation may disrupt internal controls and business processes and could introduce unintended vulnerability to error. Additionally, our information systems may not support new business models and initiatives and significant investments could be required in order to upgrade them. For example, in February 2017 we implemented a change in our fiscal calendar, which required us to make adjustments to our critical business processes and data systems. In addition, in connection with our adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), we plan to implement new revenue accounting software, utilizing internal and third party resources. Delays in adapting our information systems to address new business models could limit the success or result in the failure of such initiatives and impair the effectiveness of our internal controls. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our operating results could be negatively impacted.
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
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). We plan to adopt Topic 606 using the full retrospective transition method when it becomes effective for us in the first fiscal quarter of 2019, under the Company’s new fiscal calendar. While we are continuing to assess the potential impacts of Topic 606, we currently expect unearned license revenue related to the sale of perpetual licenses will decline significantly upon adoption. Currently, we defer all license revenue related to the sale of perpetual licenses in the event certain revenue recognition criteria are not met. However, under Topic 606, we would generally expect that substantially all license revenue related to sale of perpetual licenses will be recognized upon delivery. Topic 606 is also expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions. Under the new standard, incremental costs to obtain contracts with customers are deferred and recognized over the expected period of benefit. As a result, we expect deferred commission costs to increase. We are continuing to evaluate the effect that Topic 606 will have on our financial statements and related disclosures, and preliminary assessments are subject to change.
Risks Related to Our Relationship with Dell
Our stock price fluctuated significantly following the announcement of the Dell Acquisition, and our future relationship with Dell may adversely impact our business and stock price in the future.
Dell acquired EMC on September 7, 2016. In connection with the Dell Acquisition, Dell issued a tracking stock to EMC shareholders, Class V common stock, that is intended to reflect our economic performance as partial consideration to the EMC shareholders. The Class V common stock tracks the performance of an approximately 50% economic interest in our business.
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
As of August 4, 2017, Dell controlled 33,423,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 81.4% of the total outstanding shares of common stock or 97.5% of the voting power of outstanding common stock held by EMC. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of August 4, 2017, Dell controlled 81.4% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Dell is prohibited through September 7, 2018 under its charter from purchasing or otherwise acquiring any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
We engage in related persons transactions with Dell that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with Dell that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services, and we expect to engage in additional related persons transactions with Dell to leverage the benefits of our strategic alignment. Additionally, in 2013 we contributed technology and transferred employees to Pivotal Software, Inc. (“Pivotal”). We continue to hold a significant ownership interest in Pivotal after contributing $20 million in cash to Pivotal during 2016, in exchange for additional preferred equity interests in Pivotal.
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
Dell provides segment reporting on VMware in its public reports on financial results. However, prior to February 2017, the fiscal calendars for Dell and VMware did not align. VMware reported on a calendar year basis through December 31, 2016, whereas Dell reports on a 52- or 53-week fiscal year basis ending on the Friday nearest to January 31 of each year. Effective January 1, 2017, our fiscal calendar changed to align with Dell’s.
The period beginning on January 1, 2017 and ending on February 3, 2017 is being reported as a transition period (the “Transition Period”). Accordingly, our first full fiscal year under our revised fiscal calendar began on February 4, 2017 and will end on February 2, 2018.
We are including certain unaudited condensed consolidated financial statements for the Transition Period in this Form 10-Q and will include audited financial statements for the Transition Period in the Form 10-K for the fiscal year ended February 2, 2018. Following the change in our fiscal calendar and for the first fiscal year, we will compare results from each fiscal period under our new fiscal calendar to the corresponding period under our prior calendar. For example, this Form 10-Q compares the results of the first and second quarter of our 2018 fiscal year running from February 4, 2017 through August 4, 2017 to the results of the first and second quarter of our 2016 fiscal year which ran from January 1, 2016 through June 30, 2016, and in accordance with generally accepted accounting practices, we will not denote any full fiscal quarters or a fiscal year as a “2017” fiscal period.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in intercompany transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three and six months ended August 4, 2017, we recognized revenue of $312 million and $570 million, respectively, and as of August 4, 2017, $815 million of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note B to the consolidated financial statements in Part I, Item 1 of this Quarterly report on Form 10-Q.
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
Dell, which beneficially owned 81.4% of our outstanding stock as of August 4, 2017, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser
Purchases of equity securities during the three months ended August 4, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
May 6 – June 2, 2017	666,354	90.04	666,354	900,000,000
June 3 – June 30, 2017	—	—	—	—
July 1 – August 4, 2017	—	—	—	—
	666,354	$90.04	666,354	900,000,000

(1)	During January 2017, VMware’s board of directors authorized the repurchase of up to $1,200 million of VMware’s Class A common stock through the end of fiscal 2018.
On March 29, 2017, VMware entered into a stock purchase agreement with Dell to purchase $300 million of VMware Class A common stock. During the first quarter of fiscal 2018, VMware paid Dell $300 million in exchange for an initial delivery of shares of 2.7 million shares, or approximately 80% of the expected total shares to be received and retired under the arrangement. On May 10, 2017, the stock purchase agreement with Dell was completed and VMware received an additional 0.7 million shares. The aggregate number of shares of 3.4 million purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.

(2)	The average price paid per share excludes commissions.

(3)	Represents the amounts remaining in the VMware stock repurchase authorizations.
Subsequent to the fiscal quarter ended August 4, 2017, VMware’s board of directors authorized the repurchase of up to an additional $1,000 million of Class A common stock through August 31, 2018. The authorization is in addition to VMware’s $1,200 million stock repurchase program authorized in January 2017, of which $900 million remained available for repurchase as of August 4, 2017.

ITEM 6.	EXHIBITS
See the Exhibit Index following the signature page of this Quarterly Report on Form 10-Q for a list of exhibits.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	September 7, 2017	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-33622	3.1	6/9/17
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
10.10+*	Form of Restricted Stock Unit Agreement, as amended June 2017
10.16+*	Form of Performance Stock Unit Agreement, as amended June 2017
10.30+*	Form of Restricted Stock Unit Agreement for U.K. Participants, as amended June 2017
10.34+*	Form of Performance Stock Unit Agreement for Non-U.S. Participants
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith