Form 10-Q
period 2017-11-03
VMWARE, INC.
filed 2017-12-11
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of December 1, 2017, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 403,138,064, of which 103,138,064 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, vCloud, vCloud Air, NSX, VMware vSAN, VMware Cloud, Workspace ONE, AirWatch, Horizon, Horizon Suite, vSphere, vRealize, Photon, Photon OS and vSphere Integrated Containers are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

					Transition Period
	Three Months Ended		Nine Months Ended		January 1 to
	November 3,	September 30,	November 3,	September 30,	February 3,
	2017	2016	2017	2016	2017
Revenue:
License	$785	$691	$2,127	$1,907	$125
Services	1,191	1,087	3,485	3,153	371
Total revenue	1,976	1,778	5,612	5,060	496
Operating expenses(1):
Cost of license revenue	38	40	116	121	13
Cost of services revenue	240	226	721	658	80
Research and development	449	389	1,298	1,109	150
Sales and marketing	607	564	1,862	1,708	231
General and administrative	175	178	486	516	63
Realignment and loss on disposition	2	—	88	52	—
Operating income (loss)	465	381	1,041	896	(41)
Investment income	33	21	82	56	8
Interest expense	(28)	(7)	(41)	(20)	(2)
Other income (expense), net	(2)	(8)	51	(8)	1
Income (loss) before income tax	468	387	1,133	924	(34)
Income tax provision (benefit)	25	68	124	179	(26)
Net income (loss)	$443	$319	$1,009	$745	$(8)
Net income (loss) per weighted-average share, basic for Classes A and B	$1.09	$0.76	$2.47	$1.76	$(0.02)
Net income (loss) per weighted-average share, diluted for Classes A and B	$1.07	$0.75	$2.44	$1.75	$(0.02)
Weighted-average shares, basic for Classes A and B	406,733	421,704	407,856	423,341	408,625
Weighted-average shares, diluted for Classes A and B	413,013	425,008	413,957	425,851	408,625
__________
(1) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$2	$—
Cost of services revenue	13	13	38	38	5
Research and development	96	80	266	224	31
Sales and marketing	52	51	150	146	19
General and administrative	21	26	58	62	7
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

					Transition Period
	Three Months Ended		Nine Months Ended		January 1 to
	November 3,	September 30,	November 3,	September 30,	February 3,
	2017	2016	2017	2016	2017
Net income (loss)	$443	$319	$1,009	$745	$(8)
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of tax provision (benefit) of ($3), ($2), $5, $12 and $1	(6)	(4)	9	19	2
Reclassification of losses realized during the period, net of tax benefit of $—, $—, $2, $3 and $—	—	—	3	4	—
Net change in market value of available-for-sale securities	(6)	(4)	12	23	2
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision of $— for all periods	(1)	—	3	—	3
Reclassification of (gains) losses realized during the period, net of tax benefit of $3, $—, $—, $— and $—	(1)	—	(2)	1	—
Net change in market value of effective foreign currency forward contracts	(2)	—	1	1	3
Total other comprehensive income (loss)	(8)	(4)	13	24	5
Total comprehensive income (loss), net of taxes	$435	$315	$1,022	$769	$(3)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

			Transition Period
	November 3,	December 31,	February 3,
	2017	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,012	$2,790	$3,220
Short-term investments	5,600	5,195	5,173
Accounts receivable, net of allowance for doubtful accounts of $2, $2 and $2	900	1,856	1,192
Due from related parties, net	254	132	93
Other current assets	160	362	173
Total current assets	12,926	10,335	9,851
Property and equipment, net	1,031	1,049	1,042
Other assets	282	248	249
Deferred tax assets	641	462	716
Intangible assets, net	443	517	507
Goodwill	4,271	4,032	4,032
Total assets	$19,594	$16,643	$16,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99	$125	$53
Accrued expenses and other	926	898	887
Unearned revenue	3,500	3,531	3,349
Total current liabilities	4,525	4,554	4,289
Notes payable to Dell	270	1,500	1,500
Long-term debt	3,962	—	—
Unearned revenue	2,147	2,093	1,991
Other liabilities	416	399	401
Total liabilities	11,320	8,546	8,181
Contingencies (refer to Note J)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 103,819, 108,351 and 110,060 shares	1	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3	3
Additional paid-in capital	879	1,721	1,843
Accumulated other comprehensive income (loss)	9	(9)	(4)
Retained earnings	7,382	6,381	6,373
Total stockholders’ equity	8,274	8,097	8,216
Total liabilities and stockholders’ equity	$19,594	$16,643	$16,397
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

			Transition Period
	Nine Months Ended		January 1 to
	November 3,	September 30,	February 3,
	2017	2016	2017
Operating activities:
Net income (loss)	$1,009	$745	$(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	246	261	29
Stock-based compensation	513	472	62
Excess tax benefits from stock-based compensation	—	(7)	(5)
Deferred income taxes, net	100	(24)	(254)
Amortization of debt discount and debt issuance costs	1	—	—
Loss on disposition	80	—	—
Gain on disposition of strategic investments	(38)	(1)	—
Impairment of strategic investments	5	12	—
Gain on extinguishment of debt	(6)	—	—
(Gain) loss on Dell stock purchase	2	—	(1)
Loss on disposal of assets	1	12	—
Other	2	(1)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	293	513	664
Other assets	(27)	(22)	190
Due to/from related parties, net	(162)	55	39
Accounts payable	39	(26)	(68)
Accrued expenses and other liabilities	27	(64)	(41)
Income taxes payable	(63)	(26)	38
Unearned revenue	342	18	(284)
Net cash provided by operating activities	2,364	1,917	361
Investing activities:
Additions to property and equipment	(164)	(109)	(18)
Purchases of available-for-sale securities	(3,339)	(3,337)	(38)
Sales of available-for-sale securities	1,745	1,769	43
Maturities of available-for-sale securities	1,207	1,015	20
Proceeds from disposition of assets	—	3	—
Purchases of strategic investments	(33)	(33)	—
Proceeds from sales of strategic investments	6	1	—
Business combinations, net of cash acquired	(236)	(59)	—
Net cash paid on disposition of a business	(47)	—	—
Increase in restricted cash	—	(2)	—
Net cash provided by (used in) investing activities	(861)	(752)	7
Financing activities:
Proceeds from issuance of common stock	104	106	61
Net proceeds from issuance of long-term debt	3,961	—	—
Repayment of notes payable to Dell	(1,225)	—	—
Payment to acquire non-controlling interests	—	(4)	—
Repurchase of common stock	(1,280)	(1,016)	—
Excess tax benefits from stock-based compensation	—	7	5
Shares repurchased for tax withholdings on vesting of restricted stock	(271)	(97)	(4)
Net cash provided by (used in) financing activities	1,289	(1,004)	62
Net increase in cash and cash equivalents	2,792	161	430
Cash and cash equivalents at beginning of the period	3,220	2,493	2,790
Cash and cash equivalents at end of the period	$6,012	$2,654	$3,220
Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$21	$—
Cash paid for taxes, net	87	212	3
Non-cash items:
Changes in capital additions, accrued but not paid	$19	$(15)	$(6)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) is a leader in virtualization and cloud infrastructure and business mobility solutions that enable businesses to transform the way they build, deliver and consume information technology resources in a manner that is based on their specific needs. VMware’s virtualization infrastructure solutions, which include a suite of products and services designed to deliver a software-defined data center, run on industry-standard desktop computers, servers and mobile devices and support a wide range of operating system and application environments, as well as networking and storage infrastructures.
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
The Company has included its unaudited condensed consolidated financial statements for the Transition Period in this report on Form 10-Q. As permitted under SEC rules, prior-period financial statements have not been recast, as management believes (i) the three and nine months ended September 30, 2016 are comparable to the three and nine months ended November 3, 2017 and (ii) recasting prior-period results was not practicable or cost justified.
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full fiscal year 2018. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s Form 10-K filed on February 24, 2017.
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), including EMC’s majority control of VMware (the “Dell Acquisition”). As a result of the Dell Acquisition, EMC became a wholly-owned subsidiary of Dell and VMware became an indirectly held, majority-owned subsidiary of Dell. As of November 3, 2017, Dell controlled 81.9% of VMware’s outstanding common stock and 97.6% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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
New Accounting Pronouncements
Topic 606, Revenue from Contracts with Customers
During May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, which provide interpretive clarifications on the guidance in Topic 606 (collectively, “Topic 606”). The updated revenue standard replaces all existing revenue recognition guidance under GAAP and establishes common principles for recognizing revenue for all industries. It also provides guidance on the accounting for costs to fulfill or obtain a customer contract. The core principle underlying the updated standard is the recognition of revenue based on consideration expected to be entitled from the transfer of goods or services to a customer. The updated standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the full retrospective or cumulative effect transition method.
VMware plans to adopt Topic 606 using the full retrospective transition method when it becomes effective for the Company in the first quarter of fiscal 2019. Currently, VMware defers all license revenue related to the sale of its perpetual licenses in the event certain revenue recognition criteria are not met. This would include transactions that offer undelivered future products including emerging products that are offered as part of product promotions where vendor-specific objective evidence (“VSOE”) of fair value has not been established. However, under Topic 606, the Company would generally expect that substantially all license revenue related to the sale of its perpetual licenses will be recognized upon delivery, including arrangements that also include offers of future products, such as emerging products that are offered as part of product promotions. Topic 606 is also expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions. Under the updated standard, incremental costs to obtain contracts with customers are deferred and recognized over the expected period of benefit. As a result, VMware expects deferred commission costs recognized on the consolidated balance sheets to be material upon adoption. The Company is continuing to evaluate the effects that Topic 606 will have on its consolidated financial statements and related disclosures, and its preliminary assessments are subject to change.
ASU No. 2016-02, Leases
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The updated standard also requires additional disclosure regarding leasing arrangements. It is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures, and expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.
ASU No. 2016-16, Income Taxes
During October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize at the transaction date the income tax consequences of intra-entity asset transfers. Previous guidance required the tax effects from intra-entity asset transfers to be deferred until that asset is sold to a third party or recovered through use. The updated standard is effective for annual and interim periods beginning after December 15, 2017 and requires a modified retrospective transition method. While the Company is continuing to assess the potential effects, the updated standard could have a material impact on the Company’s consolidated financial statements due to the changed treatment of the income tax consequences of business combinations and asset transfers with the Company’s international entities.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ASU No. 2016-09, Compensation
VMware adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718), on a prospective basis, effective February 4, 2017. Prior periods have not been reclassified to conform to the fiscal 2018 presentation. Net excess tax benefits recognized in connection with stock-based awards are now included in the income tax provision on the condensed consolidated statements of income (loss). Net excess tax benefits recognized during the three and nine months ended November 3, 2017 were $32 million and $76 million, respectively. Prior to adopting the updated standard, such amounts were recognized in additional paid-in capital on the Company’s consolidated balance sheets.
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
Transactions with Dell
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in revenue and receipts and unearned revenue for VMware:

•
Pursuant to reseller arrangements with Dell, Dell bundles VMware’s products and services with Dell’s products and sells them to end users. Dell also resells VMware’s standalone products and services to end users and other VMware-authorized resellers. Reseller revenue is presented net of related marketing development funds and rebates paid to Dell.

•	Dell purchases products and services from VMware for its internal use.

•	VMware provides professional services to end users based upon contractual agreements with Dell.

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
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts					Unearned Revenue
					Transition Period	As of
	Three Months Ended		Nine Months Ended		January 1 to			Transition Period
	November 3,	September 30,	November 3,	September 30,	February 3,	November 3,	December 31,	February 3,
	2017	2016	2017	2016	2017	2017	2016	2017
Reseller revenue	$294	$98	$799	$261	$44	$911	$637	$616
Internal-use revenue	16	5	25	24	7	19	15	18
Professional services revenue	27	28	82	79	3	—	—	—
Agency fee revenue	—	1	1	3	—	—	—	—
Reimbursement for services to Pivotal	—	—	—	1	—	n/a	n/a	n/a

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with Dell subsidiaries for support services and support from Dell personnel who are managed by VMware. The costs incurred by Dell on VMware’s behalf related to these employees are charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs are included as expenses on VMware’s condensed consolidated statements of income (loss) and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on VMware’s behalf in the United States that are recorded as expenses on VMware’s condensed consolidated statements of income (loss).

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
Information about VMware’s costs from such arrangements during the periods presented consisted of the following (table in millions):

					Transition Period
	Three Months Ended		Nine Months Ended		January 1 to
	November 3,	September 30,	November 3,	September 30,	February 3,
	2017	2016	2017	2016	2017
Purchases and leases of products and purchases of services	$34	$24	$103	$58	$14
Dell subsidiary support and administrative costs	30	30	92	74	13
VMware also purchases Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
During the second quarter of fiscal 2018, VMware acquired Wavefront, Inc. (“Wavefront”). Upon closing of the acquisition, Dell was paid $20 million in cash for its ownership interest in Wavefront.
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both VMware’s end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $6 million and $15 million during the three and nine months ended November 3, 2017, respectively. Financing fees during the three and nine months ended September 30, 2016 and the Transition Period were not significant.
Tax Sharing Agreement with Dell
VMware has made payments to Dell pursuant to a tax sharing agreement. The following table summarizes the payments made during the periods presented (table in millions):

					Transition Period
	Three Months Ended		Nine Months Ended		January 1 to
	November 3,	September 30,	November 3,	September 30,	February 3,
	2017	2016	2017	2016	2017
Payments from VMware to Dell	$—	$54	$12	$148	$—
The timing of the tax payments due to and from related parties is governed by a tax sharing agreement. Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is presented as a component of stockholders’ equity. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated pursuant to the tax sharing agreement was estimated at up to $14 million and $16 million during the three and nine months ended November 3, 2017, respectively, subject to final verification, and was

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

$13 million during the nine months ended September 30, 2016. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated pursuant to the tax sharing agreement was not significant during the three months ended September 30, 2016 and the Transition Period.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

			Transition Period
	November 3,	December 31,	February 3,
	2017	2016	2017
Due (to) related parties	$(84)	$(71)	$(85)
Due from related parties	338	203	178
Due from related parties, net	$254	$132	$93

Income tax related asset, net	$—	$181	$—
Income tax due (to) related parties	(17)	—	(21)
Amounts included in due from related parties, net, which are unrelated to DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Stock Purchase Arrangements with Dell
On March 29, 2017, VMware and Dell entered into a stock purchase agreement (the “2017 Purchase Agreement”) pursuant to which VMware and Dell may commit to purchases by VMware of VMware Class A common stock from Dell.
On August 23, 2017, VMware entered into a stock purchase commitment pursuant to the 2017 Purchase Agreement to purchase $300 million of VMware Class A common stock from Dell. During the third quarter of fiscal 2018, VMware paid Dell $300 million in exchange for 2.7 million shares. The aggregate number of shares purchased was determined based upon a volume-weighted average price during a defined period, less an agreed upon discount. On November 3, 2017, the stock purchase with Dell was completed.
On March 29, 2017, VMware entered into a stock purchase commitment pursuant to the 2017 Purchase Agreement to purchase $300 million of VMware Class A common stock from Dell. During the first quarter of fiscal 2018, VMware paid Dell $300 million in exchange for an initial delivery of 2.7 million shares, or approximately 80% of the expected total shares to be received and retired under the arrangement. On May 10, 2017, the stock purchase with Dell was completed and VMware received an additional 0.7 million shares. The aggregate number of 3.4 million shares purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
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
Notes Payable to Dell
On January 21, 2014, VMware entered into a note exchange agreement with Dell providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.
On August 21, 2017, VMware repaid two of the notes payable to Dell in the aggregate principal amount of $1,230 million, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. During the three and nine months ended November 3, 2017, VMware recognized a gain on extinguishment of debt of $6 million, which was recorded in other income (expense), net on the condensed consolidated statements of income (loss). The remaining note payable of $270 million due December 1, 2022 may be prepaid without penalty or premium.
Interest is payable quarterly in arrears, at the annual rate of 1.75%. During the three and nine months ended November 3, 2017, $2 million and $15 million, respectively, of interest expense was recognized. During the three and nine months ended September 30, 2016 and the Transition Period, $7 million, $20 million and $2 million, respectively, of interest expense was recognized.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

C. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
During the second quarter of fiscal 2018, VMware completed the acquisitions of Wavefront and Apteligent, Inc., which were not material to the condensed consolidated financial statements. These acquisitions are a part of a strategy to accelerate the development of VMware’s Cloud services and other technologies. The aggregate purchase price for the two acquisitions was $238 million, net of cash acquired of $35 million. The aggregate purchase price included $36 million of identifiable intangible assets and $238 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily relate to purchased technology, with estimated useful lives of five years. The fair value of assumed unvested equity attributed to post-combination services was $37 million and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.
Prior to the closing of the acquisition, VMware held an ownership interest in Wavefront. Upon completion of the step acquisition, VMware recognized a gain of $34 million in other income (expense), net for the remeasurement of its ownership interest to fair value, which was $49 million. The gain recognized in the step acquisition is not expected to be taxable and resulted in a discrete tax benefit of $13 million during the second quarter of fiscal 2018. Upon closing of the acquisition, Dell was paid $20 million in cash for its ownership interest in Wavefront.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	November 3, 2017
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$663	$(438)	$225
Leasehold interest	34.9	149	(27)	122
Customer relationships and customer lists	8.2	135	(75)	60
Trademarks and tradenames	8.5	63	(29)	34
Other	5.7	5	(3)	2
Total definite-lived intangible assets		$1,015	$(572)	$443

	December 31, 2016
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.6	$641	$(358)	$283
Leasehold interest	34.9	149	(24)	125
Customer relationships and customer lists	8.3	132	(62)	70
Trademarks and tradenames	8.7	61	(23)	38
Other	5.7	4	(3)	1
Total definite-lived intangible assets		$987	$(470)	$517

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
Amortization expense on definite-lived intangible assets was $34 million and $100 million during the three and nine months ended November 3, 2017, respectively, and $33 million and $99 million during the three and nine months ended September 30, 2016, respectively. Amortization expense on definite-lived intangible assets was $10 million during the Transition Period.
Based on intangible assets recorded as of November 3, 2017 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2018	$34
2019	124
2020	100
2021	46
2022	31
Thereafter	108
Total	$443
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the nine months ended November 3, 2017 (table in millions):

Balance, February 3, 2017	$4,032
Increase in goodwill related to business combinations	239
Balance, November 3, 2017	$4,271

VMware previously evaluated goodwill for impairment during the fourth quarter of each year. Effective January 1, 2017, the Company changed its fiscal year end from December 31 of each calendar year to a 52- or 53-week period ending on the Friday nearest to January 31 of each year. During the third quarter of fiscal 2018, VMware changed the date of its annual goodwill impairment test from the fourth quarter to the third quarter. Management believes this voluntary change is preferable as the timing of its annual goodwill impairment test during the third quarter aligns with Dell’s. The goodwill impairment test date change was applied prospectively for the fiscal year beginning February 3, 2017 and had no effect on the Company’s condensed consolidated financial statements as of November 3, 2017 and December 31, 2016.
D. Realignment and Loss on Disposition
Disposition of VMware vCloud Air Business
During the second quarter of fiscal 2018, VMware completed the sale of its VMware vCloud Air business (“vCloud Air”) to OVH US LLC (“OVH”). Losses recognized in connection with this transaction were $2 million and $88 million during the three and nine months ended November 3, 2017, respectively, and were recorded in realignment and loss on disposition on the condensed consolidated statements of income (loss). Losses recognized on the disposition of vCloud Air include the impairment of fixed assets identified as part of the sale, as well as the costs associated with certain transition services, which primarily

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

include employee-related expenses and costs associated with data-center colocation services. Transition services are to be provided over a period of 18 months, starting from the date of the sale. The losses recognized on the disposition of vCloud Air are deductible for tax purposes and resulted in a discrete tax benefit of $12 million during the second quarter of fiscal 2018.
In connection with the disposition of vCloud Air, approximately $35 million of total unearned revenue, which included $18 million of unearned license revenue, was transferred to OVH during the second quarter of fiscal 2018.
Realignment
On January 22, 2016, VMware approved a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources related to growth products. As a result of these actions, approximately 800 positions were eliminated during the nine months ended September 30, 2016. VMware recognized $49 million of severance-related realignment expenses during the nine months ended September 30, 2016 on the condensed consolidated statements of income. Additionally, VMware consolidated certain facilities as part of this plan, which resulted in the recognition of $3 million of related expenses during the nine months ended September 30, 2016. Actions associated with this plan were substantially completed by December 31, 2016.
The following table summarizes the activity for the accrued realignment expenses for the period presented (table in millions):

	Nine Months Ended September 30, 2016
	Balance as of January 1, 2016	Realignment	Utilization	Balance as of September 30, 2016
Severance-related costs	$3	$49	$(51)	$1
Costs to exit facilities	—	3	(1)	2
Total	$3	$52	$(52)	$3
E. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, including performance stock units, and stock options, including purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income (loss) per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computations of basic and diluted net income (loss) per share during the periods presented (table in millions, except per share amounts and shares in thousands):

					Transition Period
	Three Months Ended		Nine Months Ended		January 1 to
	November 3,	September 30,	November 3,	September 30,	February 3,
	2017	2016	2017	2016	2017
Net income (loss)	$443	$319	$1,009	$745	$(8)
Weighted-average shares, basic for Classes A and B	406,733	421,704	407,856	423,341	408,625
Effect of other dilutive securities	6,280	3,304	6,101	2,510	—
Weighted-average shares, diluted for Classes A and B	413,013	425,008	413,957	425,851	408,625
Net income (loss) per weighted-average share, basic for Classes A and B	$1.09	$0.76	$2.47	$1.76	$(0.02)
Net income (loss) per weighted-average share, diluted for Classes A and B (1)	$1.07	$0.75	$2.44	$1.75	$(0.02)
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
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income (loss) per share calculations during the periods presented, because their effect would have been anti-dilutive (shares in thousands):

					Transition Period
	Three Months Ended		Nine Months Ended		January 1 to
	November 3,	September 30,	November 3,	September 30,	February 3,
	2017	2016	2017	2016	2017
Anti-dilutive securities:
Employee stock options	—	1,655	585	2,027	2,353
Restricted stock units	—	3,632	109	2,416	3,259
Total	—	5,287	694	4,443	5,612
During the three months ended November 3, 2017, there were no anti-dilutive shares.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

F. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of the periods presented consisted of the following (tables in millions):

	November 3, 2017
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$415	$—	$—	$415
Cash equivalents:
Money-market funds	$5,503	$—	$—	$5,503
U.S. Government and agency obligations	5	—	—	5
U.S. and foreign corporate debt securities	89	—	—	89
Total cash equivalents	$5,597	$—	$—	$5,597
Short-term investments:
U.S. Government and agency obligations	$1,000	$—	$(4)	$996
U.S. and foreign corporate debt securities	4,347	5	(8)	4,344
Foreign governments and multi-national agency obligations	95	—	—	95
Mortgage-backed securities	134	—	(1)	133
Marketable available-for-sale equity securities	15	17	—	32
Total short-term investments	$5,591	$22	$(13)	$5,600

	December 31, 2016
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$512	$—	$—	$512
Cash equivalents:
Money-market funds	$2,235	$—	$—	$2,235
Time deposits	26	—	—	26
Municipal obligations	17	—	—	17
Total cash equivalents	$2,278	$—	$—	$2,278
Short-term investments:
U.S. Government and agency obligations	$734	$—	$(3)	$731
U.S. and foreign corporate debt securities	3,885	2	(18)	3,869
Foreign governments and multi-national agency obligations	32	—	—	32
Municipal obligations	365	—	—	365
Asset-backed securities	4	—	—	4
Mortgage-backed securities	196	—	(2)	194
Total short-term investments	$5,216	$2	$(23)	$5,195
Other assets:
Marketable available-for-sale equity securities	$15	$7	$—	$22

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
VMware evaluated its available-for-sale investments as of November 3, 2017, December 31, 2016 and February 3, 2017 for other-than-temporary declines in fair value and did not consider any to be other-than-temporarily impaired. The realized gains and losses on investments during the three and nine months ended November 3, 2017 and September 30, 2016 and the Transition Period were not significant.
Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for less than twelve months as of the periods presented, were classified by sector as follows (table in millions):

					Transition Period
	November 3, 2017		December 31, 2016		February 3, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$2,236	$(5)	$2,595	$(18)	$2,287	$(16)
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
Contractual Maturities
The contractual maturities of fixed income securities included in short-term investments on the condensed consolidated balance sheets and held as of November 3, 2017, consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$1,978	$1,976
Due after 1 year through 5 years	3,406	3,400
Due after 5 years through 10 years	98	98
Due after 10 years	94	94
Total fixed income securities	$5,576	$5,568

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

G. Debt
Long-term Debt
On August 21, 2017, VMware issued three unsecured senior notes (“Senior Notes”) pursuant to a public debt offering. The proceeds from the issuance were $3,961 million, net of debt discount of $9 million and debt issuance costs of $30 million.
The carrying value of the Senior Notes as of November 3, 2017 was as follows (amounts in millions):

	November 3,	Effective Interest Rate
	2017
Long-term debt:
2.30% Senior Note Due August 21, 2020	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	4.05%
Total principal amount	4,000
Less: unamortized discount	(9)
Less: unamortized debt issuance costs	(29)
Net carrying amount	$3,962
Interest is payable semiannually in arrears, on February 21 and August 21 of each year. During the three and nine months ended November 3, 2017, $26 million of interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income (loss). The discount and issuance costs are amortized over the term of the Senior Notes.
The Senior Notes are redeemable in whole at any time or in part from time to time at VMware’s option, subject to a make-whole premium. In addition, upon the occurrence of certain change-of-control triggering events and certain downgrades of the ratings on the Senior Notes, VMware may be required to repurchase the notes at a repurchase price equal to 101% of the aggregate principal plus any accrued and unpaid interest on the date of purchase. The Senior Notes rank equally in right of payment with VMware’s other unsecured and unsubordinated indebtedness. The Senior Notes also include restrictive covenants that, in certain circumstances, limit VMware’s ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of VMware’s assets.
Refer to Note B for information regarding the notes payable to Dell.
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides the company with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of November 3, 2017, there were no outstanding borrowings under the Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the Credit Facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three and nine months ended November 3, 2017.
H. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are noted as being active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
VMware’s fixed income securities were primarily classified as Level 2, with the exception of some of the U.S. Government and agency obligations that were classified as Level 1. Additionally, VMware’s Level 2 classification included forward contracts, notes payable to Dell and the Senior Notes.
As of November 3, 2017, December 31, 2016 and February 3, 2017, VMware’s Level 2 investment securities were generally priced using non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
VMware did not have any significant assets or liabilities that were classified as Level 3 of the fair value hierarchy for the periods presented, and there have been no transfers between fair value measurement levels during the periods presented.
The following tables set forth the fair value hierarchy of VMware’s cash equivalents, short-term investments and derivatives that were required to be measured at fair value as of the periods presented (tables in millions):

	November 3, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$5,503	$—	$5,503
U.S. Government and agency obligations	5	—	5
U.S. and foreign corporate debt securities	—	89	89
Total cash equivalents	$5,508	$89	$5,597
Short-term investments:
U.S. Government and agency obligations	$728	$268	$996
U.S. and foreign corporate debt securities	—	4,344	4,344
Foreign governments and multi-national agency obligations	—	95	95
Mortgage-backed securities	—	133	133
Marketable available-for-sale equity securities	32	—	32
Total short-term investments	$760	$4,840	$5,600
Other current assets:
Forward contracts	$—	$5	$5

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
During the first quarter of fiscal 2018, marketable available-for-sale equity securities were reclassified to short-term investments on the condensed consolidated balance sheets, as restrictions on the Company’s ability to sell the common stock lapse within twelve months of the balance sheet date. As of December 31, 2016 and February 3, 2017, these securities were classified as other assets on the condensed consolidated balance sheets.
The notes payable to Dell and the Senior Notes were not adjusted to fair value. The fair value of the notes payable to Dell was approximately $255 million, $1,489 million and $1,492 million as of November 3, 2017, December 31, 2016 and February 3, 2017, respectively. The fair value of the Senior Notes was approximately $4,008 million as of November 3, 2017.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Fair value for both the notes payable to Dell and the Senior Notes was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income (loss) is not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at approximately $57 million, $35 million and $36 million as of November 3, 2017, December 31, 2016 and February 3, 2017, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
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
During the three and nine months ended September 30, 2016, VMware determined that certain strategic investments were considered to be other-than-temporarily impaired and accordingly, approximately $7 million and $12 million, respectively, was recognized as an impairment charge. Impairment charges recognized during the three and nine months ended November 3, 2017 and the Transition Period were not significant. Strategic investments are included in other assets on the condensed consolidated balance sheets. The carrying value of VMware’s strategic investments was $148 million, $139 million and $139 million as of November 3, 2017, December 31, 2016 and February 3, 2017, respectively.
I. Derivatives and Hedging Activities
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income (loss) in the same period that the underlying expenses are incurred. During the three and nine months ended November 3, 2017 and September 30, 2016 and the Transition Period, the effective portion of gains or losses reclassified to the condensed consolidated statements of income (loss) was not significant. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the condensed consolidated statements of income (loss) as incurred.
These forward contracts have contractual maturities of twelve months or less, and as of November 3, 2017, December 31, 2016 and February 3, 2017, outstanding forward contracts had a total notional value of $67 million, $22 million and $250 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and nine months ended November 3, 2017 and September 30, 2016 and the Transition Period, all cash flow hedges were considered effective.
Forward Contracts Not Designated as Hedges
VMware has established a program that utilizes forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. These forward contracts are not designated as hedging instruments under

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net on the condensed consolidated statements of income (loss).
These forward contracts have a contractual maturity of one month, and as of November 3, 2017, December 31, 2016 and February 3, 2017, outstanding forward contracts had a total notional value of $722 million, $875 million and $834 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the nine months ended November 3, 2017 and September 30, 2016 and the Transition Period, VMware recognized losses of $33 million, $12 million and $18 million, respectively, relating to the settlement of forward contracts. Losses recognized during the three months ended November 3, 2017 and September 30, 2016 were not significant. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income (loss).
The combined gains and losses related to forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net loss of $6 million and a net gain of $8 million during the three and nine months ended November 3, 2017, respectively. Net losses during the three and nine months ended September 30, 2016 and the Transition Period were not significant. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income (loss).
J. Contingencies
Litigation
On March 27, 2015, Phoenix Technologies (“Phoenix”) filed a complaint against VMware in the U.S. District Court for the Northern District of California asserting claims for copyright infringement and breach of contract relating to a version of Phoenix’s BIOS software that VMware licensed from Phoenix. Following trial, the jury issued its verdict on June 12, 2017, finding that VMware did not infringe on any of the four bases asserted by Phoenix. The Court entered judgment in VMware’s favor, and the parties have filed post-trial motions. The Company intends to continue vigorously defending itself against this lawsuit.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of November 3, 2017, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered immaterial. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

K. Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

			Transition Period
	November 3,	December 31,	February 3,
	2017	2016	2017
Unearned license revenue	$503	$503	$484
Unearned software maintenance revenue	4,623	4,628	4,405
Unearned professional services revenue	521	493	451
Total unearned revenue	$5,647	$5,624	$5,340
Unearned license revenue is generally recognized upon delivery of existing or future products or services, or is otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and VSOE of fair value cannot be established, revenue for the entire order is deferred until all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services and if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist, then unearned license revenue may also be recognized ratably. Unearned license revenue derived from commitments to future products that have not been delivered represents a significant portion of total unearned license revenue as of November 3, 2017. Upon adoption of Topic 606, VMware expects total unearned revenue to decline as a result of transactions that include offers for future products, such as emerging products that are offered as part of VMware’s product promotions.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract period. The weighted-average remaining term as of November 3, 2017 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services, including training, and is generally recognized as the services are delivered.
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
In connection with the disposition of vCloud Air, approximately $35 million of total unearned revenue, which included $18 million of unearned license revenue, was transferred to OVH during the second quarter of fiscal 2018. Refer to Note D for further information.
L. Stockholders’ Equity
VMware Stock Repurchases
During January 2017, VMware’s board of directors authorized the repurchase of up to $1,200 million of VMware’s Class A common stock through the end of fiscal 2018. During August 2017, VMware’s board of directors authorized the repurchase of up to an additional $1,000 million of Class A common stock through August 31, 2018. The $1,000 million authorization is in addition to VMware’s ongoing $1,200 million stock repurchase program authorized in January 2017. As of November 3, 2017, the cumulative authorized amount remaining for stock repurchases was $1,045 million.
VMware purchases stock from time to time in open market transactions, subject to market conditions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate, legal and regulatory requirements and other market and economic conditions. VMware is not obligated to purchase any shares under its stock repurchase programs. Purchases can be discontinued at any time VMware believes additional purchases are not warranted. From time to time, VMware also purchases stock in private transactions, such as those with Dell. All shares repurchased under VMware’s stock repurchase programs are retired.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes stock repurchase activity, including shares purchased from Dell, during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	November 3,	September 30,	November 3,	September 30,
	2017	2016	2017	2016
Aggregate purchase price(1)(2)(3)	$855	$1,016	$1,280	$1,016
Class A common shares repurchased	7,771	13,999	12,598	13,999
Weighted-average price per share	$110.00	$72.57	$101.59	$72.57
(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital.
(2) The aggregate purchase price of $855 million during the three months ended November 3, 2017 includes the purchase price associated with the delivery of 2.7 million shares under the August 23, 2017 purchase commitment with Dell.
(3) The aggregate purchase price of $1,280 million during the nine months ended November 3, 2017 includes the purchase price associated with the final delivery of 1.4 million shares under the December 15, 2016 stock purchase agreement with Dell and 3.4 million and 2.7 million shares under the March 29, 2017 and August 23, 2017 purchase commitments pursuant to the 2017 Purchase Agreement with Dell, respectively.
VMware did not repurchase any shares of its Class A common stock during the Transition Period.
VMware Restricted Stock
VMware’s restricted stock primarily consists of restricted stock unit (“RSU”) awards, which have been granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock.
VMware’s restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain VMware executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based or market-based vesting component. Upon vesting, PSU awards convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance or market-based target designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.
The following table summarizes restricted stock activity since January 1, 2017 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2017	20,866	$67.54
Vested	(256)	77.07
Forfeited	(159)	68.11
Outstanding, February 3, 2017	20,451	67.41
Granted	7,000	90.45
Vested	(7,603)	67.39
Forfeited	(1,471)	71.80
Outstanding, November 3, 2017	18,377	75.93
The total fair value of VMware restricted stock that vested during the nine months ended November 3, 2017 and the Transition Period was $764 million and $21 million, respectively. As of November 3, 2017, restricted stock representing 18.4 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2,167 million based on VMware’s closing stock price as of November 3, 2017.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2017	$(8)	$(1)	$(9)
Unrealized gains, net of tax provision of $1, $— and $1	2	3	5
Balance, February 3, 2017	$(6)	$2	$(4)
Unrealized gains, net of tax provision of $5, $—, and $5	9	3	12
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income, net of tax benefit of $2, $— and $2	3	(2)	1
Other comprehensive income, net	12	1	13
Balance, November 3, 2017	$6	$3	$9

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2016	$(7)	$(1)	$(8)
Unrealized gains, net of tax provision of $12, $—, and $12	19	—	19
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income, net of tax (provision) of ($3), $—, and ($3)	4	1	5
Balance, September 30, 2016	$16	$—	$16
Unrealized gains and losses on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income (loss) in the period that such gains and losses are realized.
The effective portion of gains or losses resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments is reclassified to its related operating expense line item on the condensed consolidated statements of income (loss) in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense functional line items on the condensed consolidated statements of income (loss) were not significant to the individual functional line items during the periods presented.
M. Segment Information
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
Revenue by geographic area during the periods presented was as follows (table in millions):

					Transition Period
	Three Months Ended		Nine Months Ended		January 1 to
	November 3,	September 30,	November 3,	September 30,	February 3,
	2017	2016	2017	2016	2017
United States	$978	$916	$2,800	$2,587	$248
International	998	862	2,812	2,473	248
Total	$1,976	$1,778	$5,612	$5,060	$496

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the United States accounted for 10% or more of revenue during the three and nine months ended November 3, 2017 and September 30, 2016 and the Transition Period.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

			Transition Period
	November 3,	December 31,	February 3,
	2017	2016	2017
United States	$744	$784	$777
International	122	132	131
Total	$866	$916	$908
No individual country other than the United States accounted for 10% or more of these assets as of November 3, 2017, December 31, 2016 and February 3, 2017.
N. Transition Period
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
The following table presents certain financial information during the periods presented (table in millions, except per share amounts and shares in thousands):

	Transition Period	Comparable Period
	January 1 to	January 1 to
	February 3,	January 31,
	2017	2016
Total revenue	$496	$470
Operating income (loss)	(41)	22
Income tax provision (benefit)	(26)	4
Net income (loss)	(8)	22

Net income (loss) per weighted-average share, basic for Classes A and B	$(0.02)	$0.05
Net income (loss) per weighted-average share, diluted for Classes A and B	$(0.02)	$0.05

Weighted-average shares, basic for Classes A and B	408,625	422,067
Weighted-average shares, diluted for Classes A and B (1)	408,625	423,092
(1) During the Transition Period, VMware incurred a net loss. As a result, all potentially dilutive securities were anti-dilutive and excluded from the computation of diluted net loss per share.
Income Taxes
The Company’s net deferred tax assets were $462 million and $716 million as of December 31, 2016 and February 3, 2017, respectively. The increase from December 31, 2016 to February 3, 2017 primarily resulted from higher deferred tax assets related to unearned revenue which were $324 million and $566 million as of December 31, 2016 and February 3, 2017, respectively. The increase in deferred tax assets was a result of the Dell Acquisition and VMware’s new fiscal year calendar. VMware believes it is more-likely-than-not that the net deferred tax assets as of December 31, 2016 and February 3, 2017 will be realized in the foreseeable future, as VMware believes that it will generate sufficient taxable income in future years. VMware's ability to generate sufficient taxable income in future years in appropriate tax jurisdictions will determine the amount of net deferred tax asset balances to be realized in future periods.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

O. Subsequent Event
During November 2017, VMware entered into a definitive agreement to acquire VeloCloud Networks, Inc. (“VeloCloud”), a provider of cloud-delivered software-defined wide-area network (SD-WAN) technology for enterprises and service providers. The acquisition of VeloCloud will enable VMware to build on its network virtualization platform, VMware NSX, and to expand its networking portfolio. The cash payment upon the closing of the transaction is estimated to be approximately $470 million; however, the determination of the purchase price is dependent upon various factors at the date of closing and cannot be reasonably estimated until such time. The transaction is expected to close during the fourth quarter of fiscal 2018 and is subject to regulatory approvals and customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of November 3, 2017 should be read in conjunction with our consolidated financial statements for the year ended December 31, 2016 contained in our Form 10-K filed on February 24, 2017.
Period-over-period changes are calculated based upon the respective underlying, non-rounded data. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
Overview
The information technology (“IT”) industry is transforming, moving from a hardware-based traditional model to one of a software-defined infrastructure. We are a leader in virtualization and cloud infrastructure and business mobility solutions utilized by organizations to help transform the way they build, deliver and consume IT resources.
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
Hybrid Cloud Computing
Our overarching cloud strategy contains three key components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud and (iii) connect and secure endpoints across a range of public clouds. During the nine months ended November 3, 2017, hybrid cloud computing was comprised of VMware Cloud Provider Program (previously referred to as VMware vCloud Air Network) and VMware vCloud Air (“vCloud Air”) offerings. During the second quarter of fiscal 2018, we completed the sale of our vCloud Air business to OVH US LLC (“OVH”). We continued to see revenue growth derived from our VMware Cloud Provider Program offering during the third quarter of fiscal 2018.
End-User Computing
Our End-User Computing solution consists of VMware Workspace ONE (“Workspace ONE”), our digital workspace platform, which includes VMware AirWatch (“AirWatch”) and VMware Horizon (“Horizon”). Our AirWatch business model includes an on-premises solution that we offer through the sale of perpetual licenses and an off-premises solution that we offer as software-as-a-service (“SaaS”). Our mobile and desktop products and services within Workspace ONE continued to contribute to the growth of our End-User Computing product group during the three and nine months ended November 3, 2017.
Change in Fiscal Year End
As a result of the change to our fiscal year from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Friday nearest to January 31 of each year, the period that began on January 1, 2017 and ended on February 3, 2017 was a transition period (the “Transition Period”). Our first full fiscal year 2018 is a 52-week year that began on February 4, 2017 and will end on February 2, 2018. As permitted under SEC rules, prior-period financial statements have not been recast as we believe (i) the three and nine months ended September 30, 2016 are comparable to the three and nine months ended November 3, 2017 and (ii) recasting prior-period results was not practicable or cost justified. We have included certain unaudited condensed consolidated financial statements for the Transition Period in this Form 10-Q and will include audited financial statements for the Transition Period in the Form 10-K filed for the fiscal year ended February 2, 2018.

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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 3,	September 30,			November 3,	September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue:
License	$785	$691	$94	14%	$2,127	$1,907	$219	12%
Services:
Software maintenance	1,023	947	76	8	3,011	2,753	258	9
Professional services	168	140	28	20	474	400	75	19
Total services	1,191	1,087	104	10	3,485	3,153	333	11
Total revenue	$1,976	$1,778	$198	11	$5,612	$5,060	$552	11

Revenue:
United States	$978	$916	$61	7%	$2,800	$2,587	$213	8%
International	998	862	137	16	2,812	2,473	339	14
Total revenue	$1,976	$1,778	$198	11	$5,612	$5,060	$552	11
Hybrid cloud, including VMware Cloud Provider Program and vCloud Air, and our SaaS offerings, which include our AirWatch mobile solutions, increased to greater than 8% of our total revenue during the three and nine months ended November 3, 2017 from approximately 8% during the three and nine months ended September 30, 2016. VMware Cloud Provider Program revenue is included in license revenue, and SaaS revenue, including vCloud Air and our AirWatch mobile solutions, is included in both license and services revenue. We completed our sale of the vCloud Air business during the second quarter of fiscal 2018.
License revenue relating to the sale of perpetual licenses that are part of a multi-year arrangement is generally recognized upon delivery of the underlying license, whereas revenue derived from our hybrid cloud and SaaS offerings is recognized based on consumption or over a period of time.
License Revenue
During the three and nine months ended November 3, 2017, license revenue benefited from balanced performance in all major geographies and broad strength across our product portfolio. License revenue growth during the three and nine months ended November 3, 2017 compared to the three and nine months ended September 30, 2016 continued to be driven by sales of our NSX and vSAN offerings, as well as growth in our End-User Computing and VMware Cloud Provider Program offerings. Strength in renewals of our EAs also contributed to license revenue growth during the three and nine months ended November 3, 2017 compared to the three and nine months ended September 30, 2016.
Services Revenue
During the three and nine months ended November 3, 2017, software maintenance revenue benefited from strong renewals of our EAs, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, more than two and a half years of support and maintenance with each new license purchased.
Professional services revenue increased 20% and 19% during the three and nine months ended November 3, 2017, respectively, as compared to the three and nine months ended September 30, 2016. We have continued our focus on solution deployments, including our products such as NSX and vSAN, which attributed to the increase in professional services revenue.

Our professional services revenue will vary based on the delivery channels used in any given period as well as the timing of service engagements.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	November 3,	December 31,
	2017	2016
Unearned license revenue	$503	$503
Unearned software maintenance revenue	4,623	4,628
Unearned professional services revenue	521	493
Total unearned revenue	$5,647	$5,624
Unearned license revenue is generally recognized upon delivery of existing or future products or services, or is otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, revenue for the entire order is deferred until all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services and if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist, then unearned license revenue may also be recognized ratably. Unearned license revenue derived from commitments to future products that have not been delivered represents a significant portion of total unearned license revenue as of November 3, 2017. Upon adoption of Topic 606, we expect total unearned revenue to decline as a result of transactions that include offers for future products, such as emerging products that are offered as part of our product promotions.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract period. The weighted-average remaining term as of November 3, 2017 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services, including training, and is generally recognized as the services are delivered.
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
In connection with the disposition of vCloud Air, approximately $35 million of total unearned revenue, which included $18 million of unearned license revenue, was transferred to OVH during the second quarter of fiscal 2018. Refer to Note D to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Backlog
Backlog is comprised of unfulfilled orders against purchase orders or executed agreements received at the end of the period and is presented net of related estimated rebates and marketing development funds. As of November 3, 2017, our total backlog was approximately $210 million, generally consisting of licenses, maintenance and services. Our backlog related to licenses was approximately $90 million, which we expect to ship and recognize as revenue or unearned revenue during the fourth quarter of fiscal 2018. Total and license backlog at the beginning and end of the quarter were comparable. We do not believe that the amount of backlog, as of any particular date, is indicative of future sales.
Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in headcount and increasing compensation across most of our income statement expense categories during the three and nine months ended November 3, 2017. We expect increases in cash-based employee-related expenses to continue.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software includes personnel costs and related overhead associated with the physical and electronic delivery of our software products.

Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 3,	September 30,			November 3,	September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of license revenue	$38	$40	$(2)	(5)%	$115	$119	$(5)	(4)%
Stock-based compensation	—	—	—	(33)	1	2	—	(11)
Total expenses	$38	$40	$(2)	(6)	$116	$121	$(5)	(4)
% of License revenue	5%	6%			5%	6%
Cost of license revenue remained relatively flat during the three and nine months ended November 3, 2017 compared to the three and nine months ended September 30, 2016.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products and to provide professional services. Additionally, cost of services revenue includes depreciation on equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 3,	September 30,			November 3,	September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of services revenue	$227	$213	$14	7%	$683	$620	$63	10%
Stock-based compensation	13	13	—	(1)	38	38	—	1
Total expenses	$240	$226	$14	6	$721	$658	$63	10
% of Services revenue	20%	21%			21%	21%
Cost of services revenue increased during the three and nine months ended November 3, 2017 compared to the three and nine months ended September 30, 2016. The increase was primarily due to growth in cash-based employee-related expenses of $15 million and $60 million during the three and nine months ended November 3, 2017, respectively, driven by incremental growth in headcount and salaries, as well as increased IT development costs of $17 million during the nine months ended November 3, 2017. These increased costs were offset in part by a decrease in equipment, depreciation and facilities-related costs of $27 million during the nine months ended November 3, 2017.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 3,	September 30,			November 3,	September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$353	$309	$45	15%	$1,032	$885	$148	17%
Stock-based compensation	96	80	15	19	266	224	42	19
Total expenses	$449	$389	$60	15	$1,298	$1,109	$190	17
% of Total revenue	23%	22%			23%	22%

Research and development expenses increased during the three and nine months ended November 3, 2017 compared to the three and nine months ended September 30, 2016. The increase was primarily due to growth in cash-based employee-related expenses of $36 million and $150 million during the three and nine months ended November 3, 2017, respectively, driven by incremental growth in headcount and salaries. In addition, stock-based compensation increased by $15 million and $42 million, respectively, primarily driven by an increase in restricted stock unit awards granted after the third quarter of 2016. Research and development expenses also increased due to higher equipment, depreciation and facilities-related costs of $11 million and $19 million during the three and nine months ended November 3, 2017, respectively. These increases were offset in part by an increase in capitalized internal-use software development costs of $14 million and $48 million during the three and nine months ended November 3, 2017, respectively.
Sales and Marketing Expenses
Sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and marketing initiatives. Sales commissions for our license offerings are generally earned and expensed when a firm order is received from the customer. In the event of an EA with multi-year support and maintenance or our SaaS offerings, sales commissions are generally expensed over the term of the arrangement.
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 3,	September 30,			November 3,	September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing	$555	$513	$42	8%	$1,712	$1,562	$151	10%
Stock-based compensation	52	51	1	2	150	146	3	2
Total expenses	$607	$564	$43	8	$1,862	$1,708	$154	9
% of Total revenue	31%	32%			33%	34%
Sales and marketing expenses increased during the three and nine months ended November 3, 2017 compared to the three and nine months ended September 30, 2016. The increase was primarily due to growth in cash-based employee-related expenses of $32 million and $154 million during the three and nine months ended November 3, 2017, respectively, driven by incremental growth in headcount and salaries. The increase in cash-based employee-related expenses was also driven by higher commission costs during the nine months ended November 3, 2017, resulting from increased sales volume.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 3,	September 30,			November 3,	September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative	$154	$152	$2	1%	$428	$454	$(27)	(6)%
Stock-based compensation	21	26	(5)	(19)	58	62	(3)	(6)
Total expenses	$175	$178	$(3)	(2)	$486	$516	$(31)	(6)
% of Total revenue	9%	10%			9%	10%
General and administrative expenses were relatively flat during the three months ended November 3, 2017 compared to the three months ended September 30, 2016. During the nine months ended November 3, 2017, general and administrative expenses decreased compared to the nine months ended September 30, 2016. The decrease was primarily driven by a decrease in: IT development costs of $27 million; equipment, depreciation and facilities-related costs of $20 million; contractor spending of $11 million; and telecom costs of $10 million. These decreases were offset in part by decreased capitalization of internal-use software development costs of $26 million, as well as increased cash-based employee-related expenses of $23 million, resulting primarily from incremental growth in headcount and salaries during the nine months ended November 3, 2017.
Realignment and Loss on Disposition
Realignment expenses and loss on disposition during the periods presented were as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	November 3,	September 30,		November 3,	September 30,
	2017	2016	$ Change	2017	2016	$ Change
Realignment and loss on disposition	$2	$—	$2	$88	$52	$36
% of Total revenue	—%	—%		2%	1%
During the second quarter of fiscal 2018, we completed the sale of vCloud Air to OVH. Losses recognized in connection with this transaction were $2 million and $88 million during the three and nine months ended November 3, 2017, respectively. Losses recognized on the disposition of vCloud Air include the impairment of fixed assets identified as part of the sale, as well as the costs associated with certain transition services, which primarily include employee-related expenses and costs associated with data-center colocation services. Transition services are to be provided over a period of 18 months, starting from the date of the sale.
On January 22, 2016, we approved a plan to streamline our operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during the nine months ended September 30, 2016. We recognized $49 million of severance-related realignment expenses during the nine months ended September 30, 2016 on the condensed consolidated statements of income. Additionally, we consolidated certain facilities as part of this plan, which resulted in the recognition of $3 million of related expenses during the nine months ended September 30, 2016. Actions associated with this plan were substantially completed by December 31, 2016.
Interest expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	November 3,	September 30,		November 3,	September 30,
	2017	2016	$ Change	2017	2016	$ Change
Interest expense	$(28)	$(7)	$(21)	$(41)	$(20)	$(21)
% of Total revenue	(1)%	—%		(1)%	—%
On August 21, 2017, we issued three unsecured senior notes (“Senior Notes”) pursuant to a public debt offering in the aggregate amount of $4,000 million. Upon closing, a portion of the net proceeds from the offering was used to repay two of the notes payable to Dell in the aggregate principal amount of $1,230 million. Interest expense increased by $21 million during the three and nine months ended November 3, 2017 compared to the three and nine months ended September 30, 2016, due to the issuance of the Senior Notes, offset in part by a reduction in interest expense with Dell. We expect interest expense for the fiscal year 2018 to be approximately $75 million.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	November 3,	September 30,		November 3,	September 30,
	2017	2016	$ Change	2017	2016	$ Change
Other income (expense), net	$(2)	$(8)	$6	$51	$(8)	$59
% of Total revenue	—%	(1)%		1%	—%
During the third quarter of fiscal 2018, we repaid two of the notes payable to Dell in the aggregate principal amount of $1,230 million, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. During the three and nine months ended November 3, 2017, we recognized a gain on extinguishment of debt of $6 million, which was recorded in other income (expense), net.

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
The income tax benefit recognized during the Transition Period was driven by the pre-tax loss incurred during the period and our Internal Revenue Code Section 199 deduction (“Deduction”), which reflected the impact of claiming a higher Deduction for two of our U.S. tax return periods compared to the Deduction for the year ended December 31, 2016, which was calculated on a standalone basis. We were required to file two U.S. tax returns covering the period prior to the Dell Acquisition from January 1, 2016 to September 7, 2016 and the period following the Dell Acquisition through Dell’s fiscal year ended February 3, 2017. The Deduction was greater during the two U.S tax return periods due to higher taxable income resulting from the acceleration of income recognized from unearned revenue for tax purposes.
Income Tax Provision
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. Our effective income tax rate was 5.4% and 10.9% during the three and nine months ended November 3, 2017, respectively. For the three and nine months ended September 30, 2016, our effective tax rate was 17.6% and 19.4%, respectively. Our estimated annual effective income tax rate for fiscal 2018 increased slightly when compared to the annual effective tax rate for the year ended December 31, 2016.
Our effective income tax rate for the three and nine months ended November 3, 2017 declined primarily due to the recognition of excess tax benefits of $32 million and $76 million for the three and nine months ended November 3, 2017, respectively, in connection with our adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718), during the first quarter of fiscal 2018. Prior to adopting the updated standard, such amounts were recognized in additional paid-in capital on the consolidated balance sheets. In addition, during the three and nine months ended November 3, 2017, we reduced our unrecognized tax benefits by $22 million due to the expiration of statutes of limitations during the third quarter of fiscal 2018. Our effective income tax rate for the nine months ended November 3, 2017 also benefited from certain discrete tax items, including $25 million related to a non-taxable gain recognized on the step acquisition of one of our strategic investments and deductible losses from the disposition of vCloud Air during the second quarter of fiscal 2018.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business or statutory rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, shifts in the amount of earnings in the United States compared with other regions in the world and overall levels of income before tax, changes in our international organization, as well as the expiration of statute of limitations and settlements of audits. U.S. tax reform legislation, if enacted on terms similar to current proposals, would significantly change the U.S. taxation of multinational businesses and could have a material impact on our result of operations, effective tax rate, financial position and timing and amount of tax payments.
Our Relationship with Dell
As of November 3, 2017, Dell controlled 31 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 81.9% of our total outstanding shares of common stock and 97.6% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Transactions with Dell
We engaged with Dell in the following ongoing intercompany transactions, which resulted in revenue and receipts and unearned revenue for us:

•
Pursuant to reseller arrangements with Dell, Dell bundles our products and services with Dell’s products and sells them to end users. Dell also resells our standalone products and services to end users and other VMware-authorized resellers. Reseller revenue is presented net of related marketing development funds and rebates paid to Dell.

•	Dell purchases products and services from us for its internal use.

•	We provide professional services to end users based upon contractual agreements with Dell.

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

Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts					Unearned Revenue
					Transition Period	As of
	Three Months Ended		Nine Months Ended		January 1 to			Transition Period
	November 3,	September 30,	November 3,	September 30,	February 3,	November 3,	December 31,	February 3,
	2017	2016	2017	2016	2017	2017	2016	2017
Reseller revenue	$294	$98	$799	$261	$44	$911	$637	$616
Internal-use revenue	16	5	25	24	7	19	15	18
Professional services revenue	27	28	82	79	3	—	—	—
Agency fee revenue	—	1	1	3	—	—	—	—
Reimbursement for services to Pivotal	—	—	—	1	—	n/a	n/a	n/a
We engaged with Dell in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•
In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and support from Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on our behalf in the United States that are recorded as expenses on our condensed consolidated statements of income.

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
Information about our costs from such arrangements during the periods presented consisted of the following (table in millions):

					Transition Period
	Three Months Ended		Nine Months Ended		January 1 to
	November 3,	September 30,	November 3,	September 30,	February 3,
	2017	2016	2017	2016	2017
Purchases and leases of products and purchases of services	$34	$24	$103	$58	$14
Dell subsidiary support and administrative costs	30	30	92	74	13
We also purchase Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
During the second quarter of fiscal 2018, we acquired Wavefront. Upon closing of the acquisition, Dell was paid $20 million in cash for its ownership interest in Wavefront.
Dell Financial Services (“DFS”)
DFS provided financing to certain of our end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both our end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $6 million and $15 million during the three and nine months ended November 3, 2017, respectively. Financing fees during the three and nine months ended September 30, 2016 and the Transition Period were not significant.
Tax Sharing Agreement with Dell
We have made payments to Dell pursuant to a tax sharing agreement. The following table summarizes the payments made during the periods presented (table in millions):

					Transition Period
	Three Months Ended		Nine Months Ended		January 1 to
	November 3,	September 30,	November 3,	September 30,	February 3,
	2017	2016	2017	2016	2017
Payments from us to Dell	$—	$54	$12	$148	$—
The timing of the tax payments due to and from related parties is governed by a tax sharing agreement. Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The amounts that we pay to Dell for our portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is presented as a component of stockholders’ equity. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated pursuant to the tax sharing agreement was estimated at up to $14 million and $16 million during the three and nine months ended November 3, 2017, respectively, subject to final verification, and was $13 million during the nine months ended September 30, 2016. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated pursuant to the tax sharing agreement was not significant during the three months ended September 30, 2016 and the Transition Period.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

			Transition Period
	November 3,	December 31,	February 3,
	2017	2016	2017
Due (to) related parties	$(84)	$(71)	$(85)
Due from related parties	338	203	178
Due from related parties, net	$254	$132	$93

Income tax related asset, net	$—	$181	$—
Income tax due (to) related parties	(17)	—	(21)
Amounts included in due from related parties, net, which are unrelated to DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Stock Purchase Arrangements with Dell
On March 29, 2017, we entered into a stock purchase agreement with Dell (the “2017 Purchase Agreement”) pursuant to which we and Dell may commit to purchases by us of our Class A common stock from Dell.
On August 23, 2017, we entered into a stock purchase commitment pursuant to the 2017 Purchase Agreement to purchase $300 million of our Class A common stock from Dell. During the third quarter of fiscal 2018, we paid Dell $300 million in exchange for 2.7 million shares. The aggregate number of shares purchased was determined based upon a volume-weighted average price during a defined period, less an agreed upon discount. On November 3, 2017, the stock purchase with Dell was completed.
On March 29, 2017, we entered into a stock purchase commitment pursuant to the 2017 Purchase Agreement to purchase $300 million of our Class A common stock from Dell. During the first quarter of fiscal 2018, we paid Dell $300 million in exchange for an initial delivery of 2.7 million shares, or approximately 80% of the expected total shares to be received and retired under the arrangement. On May 10, 2017, the stock purchase with Dell was completed and we received an additional 0.7 million shares. The aggregate number of 3.4 million shares purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.
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
Notes Payable to Dell
On January 21, 2014, we entered into a note exchange agreement with Dell providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.
On August 21, 2017, we repaid two of the notes payable to Dell in the aggregate principal amount of $1,230 million, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. During the three and nine months ended November 3, 2017, we recognized a gain on extinguishment of debt of $6 million, which was recorded in other income (expense), net on the condensed consolidated statements of income (loss). The remaining note payable of $270 million due December 1, 2022 may be prepaid without penalty or premium.
Interest is payable quarterly in arrears, at the annual rate of 1.75%. During the three and nine months ended November 3, 2017, $2 million and $15 million, respectively, of interest expense was recognized. During the three and nine months ended September 30, 2016 and the Transition Period, $7 million, $20 million and $2 million, respectively, of interest expense was recognized.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

			Transition Period
	November 3,	December 31,	February 3,
	2017	2016	2017
Cash and cash equivalents	$6,012	$2,790	$3,220
Short-term investments	5,600	5,195	5,173
Total cash, cash equivalents and short-term investments	$11,612	$7,985	$8,393
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
As of November 3, 2017, our cash, cash equivalents and short-term investments held outside the United States were $8,232 million. If these overseas funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes on substantially all of the undistributed earnings to repatriate these funds. However, our intent is to indefinitely reinvest our non-U.S. earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
During the nine months ended November 3, 2017, our cash, cash equivalents, and short-term investments increased primarily driven by the issuance of long-term debt and cash generated from operations, offset in part by the repayment of two of the notes payable to Dell and repurchases of our Class A common stock. We expect that cash generated by operations will be our primary source of liquidity. We also believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by the number and size of acquisitions, investments and stock repurchases.

Our cash flows summarized for the periods presented were as follows (table in millions):

			Transition Period
	Nine Months Ended		January 1 to
	November 3,	September 30,	February 3,
	2017	2016	2017
Net cash provided by (used in):
Operating activities	$2,364	$1,917	$361
Investing activities	(861)	(752)	7
Financing activities	1,289	(1,004)	62
Net increase in cash and cash equivalents	$2,792	$161	$430
Operating Activities
Cash provided by operating activities increased $447 million during the nine months ended November 3, 2017 compared to the nine months ended September 30, 2016. Cash provided by operating activities benefited from a net increase in cash collections due to increased sales, decrease in tax payments related to the tax sharing agreement with Dell, and the absence of severance payments related to the January 2016 realignment plan. These positive impacts were partially offset by an increase in cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount.
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
Cash used in investing activities increased $109 million during the nine months ended November 3, 2017 compared to the nine months ended September 30, 2016, driven primarily by the increase in net cash used in business combinations, capital additions and the disposition of vCloud Air, offset in part by the increase in net cash provided by our available-for-sale securities.
Financing Activities
Cash provided by financing activities increased $2,293 million during the nine months ended November 3, 2017 compared to the nine months ended September 30, 2016, driven primarily by the net cash proceeds received from the issuance of long-term debt of $3,961 million, partially offset by the repayment of two of our outstanding notes payable to Dell of $1,225 million.
Cash provided by financing activities of $62 million during the Transition Period was driven by cash proceeds from the issuance of common stock of $61 million, resulting primarily from our employee stock purchase plan.
Long-term Debt
On August 21, 2017, we issued Senior Notes pursuant to a public debt offering in the aggregate amount of $4,000 million, which consisted of outstanding principal due on the following dates: $1,250 million due August 21, 2020, $1,500 million due August 21, 2022 and $1,250 million due August 21, 2027. The notes bear interest, payable semi-annually in arrears on February 21 and August 21 of each year, at annual rates of 2.30%, 2.95% and 3.90%, respectively. In aggregate, the annual interest expense related to the three notes is expected to be approximately $130 million. We used a portion of the net proceeds from the offering to repay certain notes payable to Dell due May 1, 2018 and May 1, 2020, and intend to use the remaining proceeds to fund additional purchases of up to $1,000 million of our Class A common stock through August 31, 2018, and for general corporate purposes, including mergers and acquisitions and repaying other indebtedness.
The Senior Notes also include restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement, establishing a revolving credit facility (“Credit Facility”), with a syndicate of lenders that provides the company with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of November 3, 2017, there were no outstanding borrowings under the Credit Facility. The credit agreement contains certain representations, warranties and covenants.
Notes Payable to Dell
On January 21, 2014, we entered into a note exchange agreement with Dell providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.
On August 21, 2017, we repaid two of the notes payable to Dell in the aggregate principal amount of $1,230 million, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount.
Interest is payable quarterly in arrears, at the annual rate of 1.75%. During the nine months ended November 3, 2017 and September 30, 2016, $18 million and $20 million, respectively, was paid for interest related to these notes.
Disposition of our vCloud Air Business
As a part of the sale of vCloud Air, we agreed to provide certain transition services to OVH. Transition services consist primarily of payroll-related support services covering the migration of our vCloud Air customers to OVH. We will continue to make payments related to these transition services through the next 18 months from the date of the sale. In addition, we will make payments associated with the settlement of certain leases related to vCloud Air. Costs associated with transition services were included in the losses recognized in connection with the sale of vCloud Air recorded in realignment and loss on disposition on the condensed consolidated statements of income (loss) during the three and nine months ended November 3, 2017.
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
During January 2017, our board of directors authorized the repurchase of up to $1,200 million of our Class A common stock through the end of fiscal 2018. During August 2017, our board of directors authorized the repurchase of up to an additional $1,000 million of Class A common stock through August 31, 2018. The authorization is in addition to our $1,200 million stock repurchase program authorized in January 2017, of which $1,045 million remained available for repurchase as of November 3, 2017. Refer to Note L to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth within Item 7 of our Form 10-K filed on February 24, 2017 involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may”, “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for and anticipated benefits of corporate transaction, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
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
There were no material changes to our market risk exposures during the nine months ended November 3, 2017 or the Transition Period. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K filed on February 24, 2017 for a detailed discussion of our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended November 3, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Note J of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

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
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of our vSphere hypervisor product has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based software-defined data center (“SDDC”) products such as our vRealize management and automation offerings, VMware vSAN (“vSAN”) storage virtualization offerings, and network virtualization (“NSX”) offerings, as well as our Horizon client virtualization offerings, VMware AirWatch (“AirWatch”) mobile device management offerings and our VMware Cloud on AWS offering, which became initially available in August 2017. We have also been introducing software-as-a-service (“SaaS”) versions of our on-premises products, including VMware Horizon Suite and certain AirWatch offerings, and are working to extend our SDDC and NSX offerings and management software into the public cloud and to introduce cloud products and services by investing in cloud and SaaS initiatives and partnering with public cloud providers such as Amazon Web Services (“AWS”) and IBM. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business has increased, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our emerging products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If we fail to develop products and services that address evolving customer requirements for hybrid cloud computing, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, VMware Cloud Provider Program offerings from our partners may compete directly with infrastructure-as-a service (“IaaS”) offerings from various public cloud providers such as AWS and Microsoft. In October 2016, we announced a strategic alliance with AWS to deliver a vSphere-based cloud service running on AWS. Although we expect our strategic alliance to provide significant advantages to customers when it is generally available, our strategic alliance with Amazon and our VMware Cloud Provider Program offerings from our other partners may not prevent or completely offset a decline in demand for our virtualization products and services. Our strategic alliance with Amazon may also be seen as competitive with VMware Cloud Provider Program offerings and adversely affect our relationship with VMware Cloud Provider Program partners.
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
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. During the nine months ended November 3, 2017, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 due to exchange rate fluctuations. Any further weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.

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
An example is the ongoing efforts of the Chinese government to more closely regulate network security. A new Cyber Security Law was enacted in November 2016 and came into effect on June 1, 2017, which promotes utilization of “secure and reliable” network products and services, requires the sale of certain key network equipment and network security products to be subject to security certification, and imposes data localization measures and various network security measures relevant to a vaguely defined scope of “critical information infrastructure.” Among those network security measures is a requirement that certain network products and services procured by operators of “critical information infrastructure” undergo a formal security assessment in order to evaluate their “security” and “controllability.” The specific technical requirements of the security assessment have not yet been clarified. In December 2015, China enacted an Anti-Terrorism Law that gives local public security and state security authorities the broad discretionary authority to require companies to provide access to their equipment and decryption support in particular cases. Failure to comply with such requests can result in fines and imprisonment. In addition, a broad range of businesses will be required to verify the identities of customers and are prohibited from providing services to customers whose identities are unclear or who refuse to cooperate in the verification process. If we are not able to, or choose not to, comply with these and other information and network security standards that the Chinese government might implement in the future, our business in China may suffer.
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
On August 21, 2017, we issued $4,000 million in unsecured notes through a debt offering and repaid $1,230 million of the notes payable to Dell, utilizing a portion of the proceeds from the offering. An additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell remains outstanding. On September 12, 2017, we entered into a $1,000 million unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) that is currently undrawn. Our current and any future debt may adversely affect our financial condition and future financial results by, among other things:

•
requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.
The terms of our unsecured notes and Credit Facility impose restrictions on us and require us to maintain compliance with specified and customary covenants. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If we breach any of the covenants and do not obtain a waiver from the lenders or note holders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
In addition, any actual or anticipated changes to our credit ratings, including any announcement that our credit ratings are under review, by any rating agency may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us and the cost of borrowing under our Credit Facility could increase. Downgrades in our credit ratings could also affect the terms of and restrict our ability to obtain additional financing in the future. In addition, upon the occurrence of certain downgrades of the ratings of our unsecured notes, we may be required to repurchase our unsecured notes at a repurchase price equal to 101% of the aggregate principal plus any accrued and unpaid interest on the date of purchase.
Additionally, our parent company, Dell, currently has a significant level of debt financing. Accordingly, negative changes to Dell’s credit rating could also negatively impact our credit rating and the value and liquidity of any future debt we might raise.
Our current research and development efforts may not produce significant revenue for several years, if at all.
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our VMware NSX virtual networking, vSAN virtual storage, cloud and SaaS initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 23% of our total revenue during the nine months ended November 3, 2017. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking, VMware Cloud Provider Program-integrated virtual desktop and mobile device, cloud and SaaS) offerings that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings. Additionally, the duration of sales cycles for our offerings has increased as our customers’ purchasing decisions become more complex and require additional levels of approval. In addition, marketing and selling new technologies to enterprises requires significant investment of time and resources in order to educate customers on the benefits of our new product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from their efforts to sell existing products and services.
Our success depends upon our ability to develop appropriate business and pricing models.
If we cannot adapt our business models to keep pace with industry trends, including the industry-wide transition to cloud-based computing, our revenue could be negatively impacted. Certain of our new product initiatives, such as our VMware Cloud Provider Program and SaaS offerings, have a subscription model. As we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. In addition, we may fail to accurately predict subscription renewal rates or their impact on operating results, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. Additionally, as customers transition to our hybrid cloud and SaaS products and services, our revenue growth rate may be adversely impacted during the period of transition as we will recognize less revenue up front than we would otherwise recognize as part of the multi-year license arrangements through which we typically sell our established offerings. Finally, as we offer more services that depend on converting users of free services to users of premium services and converting purchasers of our on-premises products to our SaaS offerings, and as such services grow in size, our ability to maintain or improve and to predict conversion rates will become more important.
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
Three of our distributors each accounted for 10% or more of our consolidated revenue during the nine months ended November 3, 2017. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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
The European Union data protection law, the General Data Protection Regulation (“GDPR”), which will become effective in May 2018, is wide-ranging in scope. In order to adapt to these new requirements, we are investing resources necessary to enhance our policies and controls across our business units and services relating to how we collect and use personal data relating to customers, employees and vendors. Additionally, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions as we negotiate and implement suitable arrangements with international customers and international and domestic vendors. Failure to comply may lead to fines of up to

€20 million or up to 4% of the annual global revenues of the infringer, whichever is greater. EU data protection laws and their interpretations continue to develop, and may be inconsistent from jurisdiction to jurisdiction, which may further impact our information processing activities. Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. In addition, countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our services. Our current arrangements for the transfer of personal data will need to continue to adapt to future judicial decisions and regulatory activity as laws on privacy and the protection of personal data continue to evolve in the countries in which we do business.
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
We may not realize all the economic benefit from our acquisitions of other companies, which could result in an impairment of goodwill or intangibles. As of November 3, 2017, goodwill and amortizable intangible assets were $4,271 million and $443 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to income and indirect tax examinations. The Dell-owned EMC consolidated group is routinely under audit by the Internal Revenue Service (the “IRS”). All U.S. federal income tax matters have been concluded for years through 2011, except for any matters under appeal. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions. While we believe we have complied with all applicable income tax laws, a governing tax authority could have a different interpretation of the law and assess us with additional taxes. Any assessment of additional taxes could materially affect our financial condition and operating results.
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
The U.S. House of Representatives (the “House”) and the U.S. Senate (the “Senate”) have each passed versions of legislation that would significantly change the U.S. taxation of multinational businesses, such as VMware. Although the House and Senate versions differ in certain respects, each includes provisions that would, if enacted, reduce U.S. corporate tax rates, change how U.S. multinational corporations are taxed on international earnings, immediately impose tax on our current foreign cash holdings, limit certain deductions for executive compensation and place certain limitations on interest deductions and other tax benefits. Any significant change to U.S. or international tax laws could have a material impact on our effective tax rate, financial condition, operating results and timing and amount of tax payments.
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
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). We plan to adopt Topic 606 using the full retrospective transition method when it becomes effective for us in the first fiscal quarter of 2019, under the Company’s new fiscal calendar. Currently, we defer all license revenue related to the sale of perpetual licenses in the event certain revenue recognition criteria are not met. This would include transactions that offer undelivered future products including emerging products that are offered as part of product promotions where vendor-specific objective evidence of fair value has not been established. However, under Topic 606, we would generally expect that substantially all license revenue related to sale of perpetual licenses will be recognized upon delivery, including arrangements that also include offers of future products, such as emerging products that are offered as part of product promotions. Topic 606 is also expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions. Under the new standard, incremental costs to obtain contracts with customers are deferred and recognized over the expected period of benefit. As a result, we expect deferred commission costs to increase.

We are continuing to evaluate the effect that Topic 606 will have on our financial statements and related disclosures, and preliminary assessments are subject to change.
Additionally, during October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers or Assets Other Than Inventory (Topic 740), which changes the timing of recognition of the income tax consequences of intra-entity asset transfers. The updated standard is effective for annual and interim periods beginning after December 15, 2017 and could have a material impact on the consolidated financial statements due to the changed treatment of the income tax consequences of business combinations and asset transfers with our international entities.
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
As of November 3, 2017, Dell controlled 30,679,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 81.9% of the total outstanding shares of common stock or 97.6% of the voting power of outstanding common stock held by EMC. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of November 3, 2017, Dell controlled 81.9% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Dell is prohibited through September 7, 2018 under its charter from purchasing or otherwise acquiring any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.

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

We are including certain unaudited condensed consolidated financial statements for the Transition Period in this Form 10-Q and will include audited financial statements for the Transition Period in the Form 10-K for the fiscal year ended February 2, 2018. Following the change in our fiscal calendar and for the first fiscal year, we will compare results from each fiscal period under our new fiscal calendar to the corresponding period under our prior calendar. For example, this Form 10-Q compares the results of the first, second and third quarter of our 2018 fiscal year running from February 4, 2017 through November 3, 2017 to the results of the first, second and third quarter of our 2016 fiscal year which ran from January 1, 2016 through September 30, 2016, and in accordance with generally accepted accounting practices, we will not denote any full fiscal quarters or a fiscal year as a “2017” fiscal period.
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
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation or certain of its subsidiaries for state and local income tax purposes, and with the closing of the Dell Acquisition, we are now included in Dell’s consolidated tax group. Effective as of the close of the Dell Acquisition, we amended our tax sharing agreement with EMC to include Dell. Although our tax sharing agreement provides that our tax liability is calculated primarily as though VMware were a separate taxpayer, certain tax attributes and transactions are assessed using consolidated tax return rules as applied to the Dell consolidated tax group and are subject to other specialized terms under the tax sharing agreement. Pursuant to our agreement, we and Dell generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in Dell’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain consolidated return adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. Consequently, compared to our historical results as a member of the EMC consolidated tax group, the amount of our tax sharing payment compared to our separate standalone liability may increase, vary more widely from period to period and be less predictable.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in intercompany transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three and nine months ended November 3, 2017, we recognized revenue of $337 million and $907 million, respectively, and as of November 3, 2017, $930 million of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note B to the consolidated financial statements in Part I, Item 1 of this Quarterly report on Form 10-Q.

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
Dell, which beneficially owned 81.9% of our outstanding stock as of November 3, 2017, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser
Purchases of equity securities during the three months ended November 3, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (3)
August 5 – September 1, 2017	623,700	104.55	623,700	1,834,792,596
September 2 – September 29, 2017	4,944,895	108.65	4,944,895	1,297,553,604
September 30 – November 3, 2017	2,202,741	114.54	2,202,741	1,045,244,983
	7,771,336	$109.99	7,771,336	1,045,244,983

(1)
During January 2017, VMware’s board of directors authorized the repurchase of up to $1,200 million of VMware’s Class A common stock through the end of fiscal 2018. During August 2017, VMware’s board of directors authorized the repurchase of up to an additional $1,000 million of Class A common stock through August 31, 2018. The authorization is in addition to VMware’s $1,200 million stock repurchase program authorized in January 2017. On August 23, 2017, VMware entered into a stock purchase commitment with Dell to purchase $300 million of VMware Class A common stock. During the third quarter of fiscal 2018, VMware paid Dell $300 million in exchange for 2.7 million shares. The aggregate number of shares purchased was determined based upon the volume-weighted average price during a defined period, less an agreed upon discount.

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

VMWARE, INC.

Dated:	December 11, 2017	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-33622	3.1	6/9/17
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
4.2	Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.1	8/21/17
4.3	First Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.2	8/21/17
4.4	Second Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.3	8/21/17
4.5	Third Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.4	8/21/17
10.36	Purchase Commitment Supplement No. 2, dated as of August 23, 2017, by and among Dell Technologies Inc., EMC Equity Assets LLC and VMware, Inc.	8-K	001-33622	99.1	8/24/17
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith
ǂ Furnished herewith