Form 10-K
period 2018-02-02
VMWARE, INC.
filed 2018-03-29
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At August 4, 2017, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on August 4, 2017) was approximately $7,052,590,001. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of August 4, 2017 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 20, 2018, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 405,290,870, of which 105,290,870 shares were Class A common stock and 300,000,000 were Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2018. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended February 2, 2018.

VMware, vSphere, vCloud, vCloud Suite, vSphere with Operations Management, VMware vSAN, vSAN, vCenter, vCenter Site Recovery Manager, NSX, AppDefense, VeloCloud, VMware Cloud Foundation, vRealize, vRealize Operations, vRealize Automation, vRealize Suite, vCloud NFV, Pulse, Pulse IoT Center, AirWatch, Photon, Photon OS, Horizon, Workspace ONE, VMware Partner Network, VMworld, vFabric, and VMware View are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may”, “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; VMware’s expectations regarding the timing of tax payments; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for and anticipated benefits of corporate transaction, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

PART I

ITEM 1.	BUSINESS
Overview
VMware, Inc. (“VMware”) pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology (“IT”) driven innovation is disrupting markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. To take on this challenge, businesses need a flexible and secure digital foundation. We provide compute, cloud, mobility, networking and security infrastructure software to businesses that provides a flexible digital foundation for the applications that empower businesses to serve their customers globally.
We continue to broaden our product and solution offerings beyond compute virtualization to include offerings that allow organizations to manage IT resources across private clouds and complex multi-cloud, multi-device environments by leveraging synergies across three categories: Software-Defined Data Center (“SDDC”), Hybrid Cloud Computing and End-User Computing (“EUC”). Our portfolio supports and addresses the four key IT priorities of our customers: modernizing data centers, integrating public clouds, empowering digital workspaces and transforming security. We create solutions that enable the digital transformation our customers need as they ready their applications, infrastructure and devices for their future business needs.
We incorporated in Delaware in 1998, were acquired by EMC Corporation (“EMC”) in 2004 and conducted our initial public offering of our Class A common stock in August 2007. Effective September 7, 2016, Dell Technologies Inc. (“Dell”) acquired EMC. As a result, EMC became a wholly-owned subsidiary of Dell, and VMware became an indirectly-held, majority-owned subsidiary of Dell. We are considered a “controlled company” under the rules of the New York Stock Exchange. As of February 2, 2018, Dell controlled approximately 81.9% of our outstanding common stock, including 31 million shares of our Class A common stock and all of our Class B common stock.
Effective January 1, 2017, our fiscal year changed from a fiscal year ending on December 31 of each calendar year to a fiscal year consisting of a 52- or 53-week period ending on the Friday nearest to January 31 of each year. The period that began on January 1, 2017 and ended on February 3, 2017 is reflected as a transition period (the “Transition Period”). Our first full fiscal year under the revised fiscal calendar began on February 4, 2017 and ended on February 2, 2018. We refer to our fiscal years ended February 1, 2019, February 2, 2018 and December 31, 2016 as “fiscal 2019,” “fiscal 2018” and “fiscal 2016,” respectively.
Total revenue in fiscal 2018 increased 12% to $7,922 million. Total revenue is comprised of license revenue of $3,195 million and services revenue of $4,727 million. While sales of our VMware vSphere (“vSphere”) product have remained strong, the majority of our license sales originate from solutions across our broad portfolio beyond our compute products.
We operate in one reportable operating segment, thus all required financial segment information can be found in our consolidated financial statements. For financial information on our business, including by geography, refer to Note P to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California, and we have 117 offices worldwide.
Products and Technology Solutions
Software-Defined Data Center
We were the first company to articulate a vision for SDDC, whereby increasingly infrastructure is virtualized and delivered as a service, enabling data center management to be entirely automated by software, from one unified platform. Traditional data centers are collections of technology silos where each application type has its own vertical stack consisting of a CPU and operating system, storage pool, networking and security, and management systems. Over time, costs to maintain the data center infrastructure have been increasing because the data center environment has become more heterogeneous, leading to higher complexity. The increasing complexity of the data center demands constantly increasing resources to manage and maintain the IT infrastructure. SDDC is designed to transform and modernize the data center into an on-demand service that addresses application requirements by abstracting, pooling and automating the services that are required from the underlying hardware. SDDC dramatically simplifies data center operations and lower costs.

Our SDDC architecture consists of four main product categories:

•	Compute

•	Storage and Availability

•	Network and Security

•	Cloud Management and Automation
Compute
vSphere, our flagship data center platform, provides the fundamental compute layer for VMware environments. A “hypervisor” is a layer of software that resides between the operating system and system hardware to enable compute virtualization. Users deploy the vSphere hypervisor when they purchase vSphere, Cloud Foundation or suite versions that include vSphere, such as VMware vCloud Suite and vSphere with Operations Management (“vSOM”).
We have continued to develop vSphere solutions to be compatible with new technologies and tools utilized by software developers and enterprises. During fiscal 2016, we introduced our VMware vSphere Integrated Containers solution that allows customers to deploy containerized and traditional applications side-by-side on a common platform, without re-architecting their existing infrastructure. During fiscal 2018, we expanded our container solutions by announcing Pivotal Container Services (“PKS”), a new jointly developed, marketed, sold and supported Kubernetes container solution with Pivotal Software, Inc. (“Pivotal”), an indirect majority-owned subsidiary of Dell, and in which VMware has an ownership interest.
Storage and Availability
We provide many storage and availability products to offer cost-effective, holistic data storage and protection options to all applications running on the vSphere platform. These products serve as hyper-converged infrastructure solutions designed to enable customers to deploy a broad range of hardware solutions. Key hyper-converged infrastructure solutions in this area include:

•	VMware vSAN (“vSAN”)—clusters server disks to create radically simple, shared storage designed for virtual machines.

•	VxRail—a fully integrated and pre-configured Dell EMC Appliance powered by vSAN and vSphere software that extends the VMware environment.

•	vSphere Replication—provides a cost-efficient and simple way to manage replication.

•	vCenter Site Recovery Manager—leverages vSphere and vSphere Replication to protect applications against site failures and to streamline planned migrations.
We experienced growth in both customer count and sales of our vSAN offerings during fiscal 2018.
Network and Security
Our network virtualization solution, VMware NSX (“NSX”), abstracts physical networks and greatly simplifies the provisioning and consumption of networking resources. In addition, our security services are built-in, do not require purpose-built hardware and can scale with the network. AppDefense and Network Insight further broaden our network and security portfolio. AppDefense is a data center endpoint security product that protects applications running in virtualized environments. Network Insight delivers intelligent operations for software defined networking and security across virtual, physical and multi-cloud environments.
During the fourth quarter of fiscal 2018, we acquired Velocloud Networks, Inc. (“Velocloud”), the market leader in cloud-delivered SD-WAN that enables enterprises and service providers to deploy flexible and secure WAN connectivity.
VMware networking and security services enable our customers to connect, secure and operate their network consistently from the data center to the cloud and to the edges of their network. This includes providing networking and security capabilities to virtual machines, containers and public cloud workloads. NSX integrates with many automation, security and container solutions and is an integral part of our key offerings including VMware Cloud Foundation, VMware Cloud on AWS and PKS.
Cloud Management and Automation
Our cloud management and automation products move beyond core compute infrastructure to manage and automate overarching IT processes involved in provisioning IT services and resources to users from initial infrastructure deployment to retirement. These IT processes manage virtualized and non-virtualized infrastructure resources and private and public cloud infrastructures, including hybrid cloud services. Examples of products in the cloud management and automation product portfolio include:

•	vRealize Operations—provides performance, capacity and configuration management for virtual or physical infrastructure.

•	vRealize Automation—enables customers to rapidly deploy and provision cloud services.

•	vRealize Business—provides transparency and control over the costs and quality of IT services.
We acquired Wavefront, Inc. (“Wavefront”) during fiscal 2018 to enhance our cloud management and Software-as-a-Service (“SaaS”) portfolio. Wavefront by VMware is a SaaS-based metrics monitoring and analytics platform for modern cloud-native applications.
Software-Defined Data Center Suites
Our SDDC products are available separately or our compute and management and automation products may be acquired as part of a broader offering. The VMware vCloud Suite, vSOM and VMware vRealize Suite are packaged solutions for building and managing a complete cloud infrastructure optimized for use with the vSphere platform:

•	VMware vCloud Suite—an integrated offering that brings together our vSphere hypervisor and our vRealize Suite multi-vendor hybrid cloud management platform.

•	vSOM—allows users to optimize capacity and monitor the workload performance of their vSphere environments.

•	VMware vRealize Suite—an enterprise-ready cloud management platform that enables customers to manage heterogeneous, hybrid cloud environments.
Software-Defined Data Center Platform—On Premise
During fiscal 2016, we introduced VMware Cloud Foundation, a unified platform that brings together our compute, storage and networking technologies into a natively integrated stack that delivers enterprise-ready cloud infrastructure for private and public clouds. The combined offering includes lifecycle management capabilities to span the full stack. SDDC products can also be delivered through our VMware vCloud NFV, which is a fully integrated, modular, multi-tenant network functions virtualization (“NFV”) platform. It provides the compute, storage, networking and operations management and service assurance capabilities to enable operators to provide virtualized network services and drive NFV deployments with an architecture that will support 5G and Internet of Things (“IoT”) services in the future.
During fiscal 2018, we introduced VMware Pulse IoT Center, an IoT device management and monitoring solution that helps both IT and Operational Technology (“OT”) organizations to onboard, manage, monitor and secure their IoT use cases from the edge to the cloud. This new solution has been built to meet the needs of IoT for both IT and OT teams, while supporting a broad range of edge systems and their connected devices.
Hybrid Cloud Computing
Our cross-cloud architecture enables consistent deployment models, security policies, visibility and governance for all applications, running on-premises and off-premises, regardless of the underlying cloud, hardware platform or hypervisor. It builds on our private and hybrid cloud capabilities by offering customers the freedom to innovate in multiple clouds, and is delivered through Cloud Foundation, the VMware vRealize cloud management platform and a new set of VMware Cloud Services that we are developing. Our overarching cloud strategy contains three key components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud and (iii) connect and secure endpoints across a range of public clouds. Our cloud strategy is designed to provide organizations with solutions that work across all clouds and all devices.
VMware Cloud Provider Program Services
We currently enable our customers to utilize off-premises, vSphere-based hybrid cloud computing capacity through our VMware Cloud Provider Program (“VCPP”) offering (previously referred to as VMware vCloud Air Network). Our VCPP offering, a key component of our strategic priority to integrate with public clouds, is a global ecosystem of over 4,000 cloud providers in more than 100 countries providing VMware-based cloud services. Our VCPP offering is directed at hosting and cloud computing vendors, enabling organizations to choose between running applications in virtual machines on their own private clouds inside their data center or on public clouds hosted by a service provider.
Hybrid VMware Cloud Foundation
VMware Cloud Foundation can be used for on-premises private clouds and also can be extended to hybrid cloud environments using VMware Cloud on AWS or VCPP. VMware Cloud on AWS, which became available in fiscal 2018, is an on-demand service that enables customers to run applications across vSphere-based cloud environments and provides access to a broad range of AWS services. This hybrid offering, a strategic alliance with AWS, integrates vSphere, vSAN and NSX along with VMware vCenter management and is optimized to run on dedicated, elastic, bare-metal AWS infrastructure. VMware Cloud on AWS is currently available in certain geographies, and we expect to continue expanding into additional regions in fiscal 2019.
VMware Cloud Foundation is also offered as a service platform to a global ecosystem of service providers through a select number of our VCPP partners. For example, IBM, OVH and Rackspace are VCPP partners who leverage our SDDC technologies to create cloud services addressing the needs of customers around the world. IBM was our first VCPP partner to offer VMware Cloud Foundation as a service, which enables their customers to leverage our SDDC technologies on IBM’s Cloud in their worldwide cloud data centers.
VMware Cloud Services
VMware Cloud Services are new SaaS offerings that enable visibility into cloud usage and costs, enhance consistent networking and security policies and automate the deployment, management and migration of applications and data across vSphere and non-vSphere private and public clouds. VMware Cloud Services include discovery and analytics, compliance and security, networking and deployment and migration. VMware Cloud Services enable our customers to run, manage, connect and secure their applications across private and public clouds, including AWS, Azure, Google Cloud Platform and IBM Cloud, as well as all devices in a common operating environment, regardless whether the underlying infrastructure is VMware-based.
End-User Computing
Our EUC portfolio offers a digital workspace to enable our customers to securely deliver access to applications and data for their end users from any device of the user’s choice and from any location. Our EUC solutions are designed to optimize simplicity and choice for end users, while providing security and control to corporate IT organizations. IT organizations are able to enhance their enterprise security for corporate applications, data and endpoints utilizing our EUC solutions.
Our complete EUC solution consists of VMware Workspace ONE (“Workspace ONE”), our digital workspace platform. Workspace ONE is an integrated platform that securely delivers and manages any application, including legacy applications, on any device by integrating access control, application management and multi-platform endpoint management. Workspace ONE is powered by VMware AirWatch (“AirWatch”), which delivers unified endpoint management, and VMware Horizon (“Horizon”) application and desktop virtualization, tied together with a common access control layer:

•
AirWatch—a unified endpoint management platform built to manage and secure endpoints across all major operating systems from a single management console, enabling deployment of native, web or remote applications through an application catalog across every device with built-in single sign-on. It provides the core foundation to support an increasingly mobile workforce and customer base, enabling customers to take advantage of “bring your own device” initiatives.

•
Horizon—a virtual platform that provides a streamlined approach to delivering, protecting and managing virtual desktops and applications from one digital workspace, while containing costs and allowing end users to work anytime, anywhere and across any device.

While AirWatch and Horizon are also offered separately, together this solution provides customers with a complete digital workspace solution that combines identity, mobile management, and application and desktop virtualization solutions. These technologies leverage our SDDC solutions, allowing customers to extend the value of virtualization and management from their data center to their devices. While many of these technologies are in use today, they are often deployed in silos across enterprise IT. Workspace ONE, which is offered as both an on-premises installed platform or as-a-service, integrates these silos to streamline the delivery of new applications and experiences. Workspace ONE continued to be our primary growth driver within EUC during fiscal 2018.
As we continue to expand our virtual desktop offering, we plan to offer customers the opportunity to run virtual desktops as-a-service through multiple environments including the Azure platform.
Technology Alliances
We have more than 1,000 technology partners with whom we bring joint offerings to the marketplace and over 4,000 active service provider partners. We classify our partners as follows:
Independent Hardware Vendors (“IHVs”) We have established relationships with large system vendors, including Cisco, Fujitsu, HPE, IBM, Lenovo and NEC for joint certification and co-development, and we continue to work closely with Dell. We also work closely with AMD, Intel and other IHVs to provide input on product development to enable them to deliver hardware advancements that benefit virtualization users. We coordinate with the leading storage and networking vendors to ensure joint interoperability and enable our software to access their differentiated functionality.
Independent Software Vendors (“ISVs”) We partner with leading systems management, infrastructure software and application software vendors-including healthcare, telecom, finance and retail leaders to deliver value-added products that integrate with our products.
VMware Service Providers We have established partnerships with over 4,000 active VCPP service providers including CenturyLink, Fujitsu, IBM, KPN, Macquarie, Navisite, NTT, OVH, Rackspace, Softbank, Telefonica, Tieto, T-Systems, UOL Diveo and Virtustream, to enable them to host and deliver enterprise-class hybrid clouds as a way for enterprises to extend their data centers to external clouds, while preserving security, compliance and quality of service.

In addition to our base of active service provider partnerships, our strategic alliance with AWS to build and deliver an integrated hybrid offering, VMware Cloud on AWS, enables customers to run applications across vSphere-based private, public and hybrid cloud environments. VMware Cloud on AWS became available in fiscal 2018.
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
Our ISVs and other alliance partners, developers and additional VMware community members continue to distribute software applications as virtual appliances. We invest significant capital in testing and certification of infrastructure to rigorously ensure our software is compatible with major hardware and software products.
Research and Development
We have made, and expect to continue to make, significant investments in research and development (“R&D”). We have assembled an experienced group of developers with systems management, public and private cloud, desktop, digital mobility, security, applications, software-as-a-service, networking, storage and open source software expertise. We also have strong ties to leading academic institutions around the world, and we invest in joint research with academia.
We prioritize our product development efforts through a combination of engineering-driven innovation and customer- and market-driven feedback. Our R&D culture places a high value on innovation, quality and open collaboration with our partners. We currently participate in numerous standards groups, and VMware employees hold a variety of standards organization leadership positions.
Our R&D expenses totaled $1,755 million, $1,503 million, $1,300 million and $150 million during the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period, respectively. We continue to invest in our key growth products, including NSX and vSAN, while also investing in areas that we expect to be significant growth drivers in future periods.
Sales and Marketing
We have a highly leveraged go-to-market strategy that includes a direct sales force, including a specialist sales force for our key growth products, and our channel partners.
We have established ongoing business relationships with our distributors. Our distributors purchase software licenses and software support from us for resale to end-user customers via resellers. These resellers are part of our VMware Partner Network (“VPN”), which offers resellers pricing incentives, rebates, sales and product training through the VMware Partner Central Web portal, and access to the worldwide network of VMware distributors. In addition, our channel partner network includes certain systems integrators and resellers trained and certified to deliver consulting services and solutions leveraging our products.
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
Our marketing efforts focus on communicating the benefits of our solutions and educating our customers, distributors, resellers, system vendors, systems integrators, the media and analysts about the advantages of our innovative virtualization technology, cloud services and digital workspace solutions. We raise awareness of our company and brands, market our products and generate sales leads through VMware and industry events, public relations efforts, marketing materials, advertising, direct marketing, social media initiatives, free downloads and our website. We have invested in multiple online communities that enable customers and partners to share and discuss sales and development resources, best practices implementation and industry trends among other topics. Our annual user conference, VMworld, is held in both the United States (“U.S.”) and Europe, while our vForum events are held in the Asia Pacific and Japan region. We also offer management presentations, seminars and webinars on our products of virtualization, end-user computing and cloud services. We believe the combination of these activities strengthens our brand and enhances our leading positions in our industry.

During fiscal 2018, we continued joint marketing, sales, branding and product development efforts with Dell and other Dell Technologies companies to enhance the collective value we deliver to our mutual customers. As a result of these joint efforts, we have experienced significant synergies with Dell benefiting our sales during fiscal 2018. We also have strategic partnerships with AWS and IBM to jointly provide the expertise, solutions and go-to-market capabilities to help our customers efficiently and securely extend their proven software-defined solutions into public clouds, utilizing the tools and processes with which our customers are already familiar.
Our business is subject to seasonality in the sale of our products and services. For example, our fourth quarter revenue is affected by a number of seasonal factors, including year-end spending trends which impact the timing of renewals of our EAs and support and maintenance contracts.
Backlog
Backlog is comprised of unfulfilled orders against purchase orders or executed agreements received at the end of the period and is presented net of related estimated rebates and marketing development funds. As of February 2, 2018, our total backlog was approximately $285 million, generally consisting of licenses, maintenance and services. Our backlog related to licenses was approximately $99 million, which we expect to deliver and recognize as revenue during the first quarter or fiscal 2019. As of December 31, 2016, total backlog was approximately $78 million and backlog related to licenses was approximately $27 million. We do not believe that the amount of backlog, as of any particular date, is indicative of future sales.
Customers
Our product offerings allow customers to manage IT resources across private clouds and complex multi-cloud, multi-device environments. Customer deployments range in size from a single virtualized server for small businesses to thousands of virtual machines and managed devices for our largest enterprise customers.
During fiscal 2018, three distributors, who purchased software licenses and software support from us for resale to end-user customers directly or via resellers, each accounted for over 10% of our consolidated revenue. Arrow Electronics, Inc., Tech Data Corporation and Ingram Micro, Inc. accounted for 15%, 11% and 10%, respectively, of our consolidated revenue in fiscal 2018. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement.
During fiscal 2018, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 17% of our consolidated revenue.
Competition
We face intense competition across all markets for our products and services. We believe that the key factors in our ability to successfully compete include the level of reliability, interoperability and new functionality of our product and service offerings; the ability of our product offerings to support multiple hardware platforms, operating systems, applications frameworks and public cloud platforms; our ability to anticipate customer needs in rapidly evolving markets for IT resources; the pricing of our product and service offerings; the ability to integrate open source technologies that are critical in private and public cloud computing architectures; the ability to attract and retain key employees; and the ability to maintain and expand our ecosystem of technology partners, service providers and sales channel partners. While we believe that we are a technology leader in virtualization and cloud infrastructure solutions and have a strong, favorable image with our customers, many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Additionally, the adoption of public cloud, micro-services, containers and open source technologies has the potential to erode our profitability.
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises IT resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If our private, hybrid and public cloud products and services fail to address evolving customer requirements, the demand for our virtualization products and services may decline, and we could experience lower growth. Additionally, VCPP offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers such as AWS and Microsoft. In fiscal 2018, we made VMware Cloud on AWS, a strategic alliance with AWS to deliver a vSphere-based cloud service running in AWS data centers, available in certain geographies. Our strategic alliance with Amazon may also be seen as competitive with VCPP offerings and adversely affect our relationship with VCPP partners, while some VCPP partners may elect to include VMware Cloud on AWS as part of their managed services provider offerings.
Large, diversified enterprise software and hardware companies. These competitors supply a wide variety of products and services to, and have well-established relationships with, our current and prospective end users. For example, small- to medium-sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products and services less attractive to our end users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. In addition, these competitors could integrate competitive capabilities into their existing products and services and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, Microsoft offers its own server, network, and storage virtualization software packaged with its Windows Server product, as well as built-in virtualization in the client version of Windows and Cisco includes network virtualization technology in many of their data center networking platforms. As a result, existing and prospective VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required.
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, Rocket, OpenStack, Mesos, Kubernetes appear to provide pricing competition and enable competing vendors to leverage these open source technologies to compete directly with our SDDC initiative. Enterprises and service providers have shown interest in building their own clouds based on open source projects such as OpenStack, and other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, a number of enterprise IT hardware vendors have released solutions based on OpenStack including IBM and Cisco. VMware is delivering container technologies such as PKS, which we co-developed and market in partnership with Pivotal, and vSphere Integrated Containers that are designed to help customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition.
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
Intellectual Property
As of February 2, 2018, over 1,800 patents issued by the U.S. Patent and Trademark Office have been granted or assigned to us. We also have been granted or assigned patents from other countries. These patents cover various aspects of our server virtualization and other technologies. The granted U.S. patents expire beginning in 2018, with the last of the expiration dates being in 2036. We also have numerous pending U.S. provisional and non-provisional patent applications, and numerous pending foreign and international patent applications, that cover other aspects of our virtualization and other technologies.
We have federal trademark registrations in the U.S. for “VMWARE,” “VMWORLD,” “VSPHERE,” “VMWARE VCLOUD,” “VMWARE VIEW,” “VMOTION,” “HORIZON,” “AIRWATCH,” “VREALIZE,” “VFABRIC,” “VCLOUD,” “VMWARE NSX” and numerous other trademarks. We have also registered trademarks in a number of foreign countries.
We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights and our brand.
We enforce our intellectual property rights in the U.S. and a number of foreign countries. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, offering to sell, selling or importing into the U.S. products covered by the claims of granted patents.

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
Employees
As of February 2, 2018, we had approximately 21,700 employees in 117 offices worldwide, less than 5% of which were contracted through Dell. None of our employees are represented by labor unions, and we consider current employee relations to be good.
We contract with Dell subsidiaries for support from Dell personnel who are managed by VMware on a full-time basis. These individuals are located in countries in which we do not currently have an operating subsidiary and are predominantly dedicated to our sales and marketing efforts. We use contractors from time to time for temporary assignments and in locations in which we do not currently have operating subsidiaries. In the event that these contractor resources were not available, we do not believe that this would have a material adverse effect on our operations.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
The names of our executive officers and their ages as of March 20, 2018, are as follows:

Name	Age	Position(s)
Patrick Gelsinger	57	Chief Executive Officer and Director
Zane Rowe	47	Chief Financial Officer and Executive Vice President
Maurizio Carli	59	Executive Vice President, Worldwide Sales and Services
Amy Fliegelman Olli	54	Senior Vice President, General Counsel and Secretary
Sanjay Poonen	48	Chief Operating Officer, Customer Operations
Rangarajan (Raghu) Raghuram	55	Chief Operating Officer, Products and Cloud Services
Rajiv Ramaswami	52	Chief Operating Officer, Products and Cloud Services
Patrick Gelsinger has served as Chief Executive Officer and a director of VMware since September 2012. Prior to joining VMware, he served as President and Chief Operating Officer, EMC Information Infrastructure Products at EMC from

September 2009 to August 2012. Mr. Gelsinger joined EMC from Intel Corporation, where he was Senior Vice President and Co-General Manager of Intel Corporation’s Digital Enterprise Group from 2005 to September 2009 and served as Intel’s Senior Vice President, Chief Technology Officer from 2002 to 2005. Prior to this, Mr. Gelsinger led Intel’s Desktop Products Group.
Zane Rowe has served as VMware’s Chief Financial Officer and Executive Vice President since March 2016. Prior to joining VMware, he was EMC’s Executive Vice President and Chief Financial Officer from October 2014 until February 2016. Prior to joining EMC, Mr. Rowe was Vice President of North American Sales of Apple Inc., a technology company that designs, develops, and sells consumer electronics, computer software, online services, and personal computers, from May 2012 until May 2014. He was Executive Vice President and Chief Financial Officer of United Continental Holdings, Inc., an airline holdings company, from October 2010 until April 2012 and was Executive Vice President and Chief Financial Officer of Continental Airlines from August 2008 to September 2010. Mr. Rowe joined Continental in 1993. Mr. Rowe currently serves on the board of Sabre Corporation and Pivotal Software, Inc., an indirect majority-owned subsidiary of VMware’s parent company, Dell Technologies, and in which VMware has an ownership interest.
Maurizio Carli has served as VMware’s Executive Vice President, Worldwide Sales and Services since February 2017. Mr. Carli previously served as VMware’s Executive Vice President, Worldwide Sales since April 2016, Corporate Senior Vice President and General Manager, Americas from April 2015 to March 2016, and as Senior Vice President and General Manager, EMEA from December 2008 to April 2015. Before joining VMware, Mr. Carli held executive sales management positions at Google Inc., where he served as Managing Director, Enterprise Business, EMEA from June 2008 to November 2008; Business Objects S.A., where he served as Senior Vice President & General Manager, EMEA from December 2002 to December 2007; and at IBM Corporation, where he spent 19 years, from 1984 to 2002, serving in a variety of sales, marketing and leadership positions, including Vice President Software Group from 2000 to 2002 and General Manager and Vice President Tivoli EMEA from 1998 to 2000.
Amy Fliegelman Olli joined VMware as Senior Vice President and General Counsel in August 2017, and was appointed as Secretary in October 2017. Prior to joining VMware, Ms. Fliegelman Olli served as Senior Vice President and General Counsel of Avaya, Inc., a provider of contact center, unified communications and networking products, from June 2014 through August 2017. Previously, she was the General Counsel of CA, Inc., from September 2006 to June 2014 where her responsibilities covered all legal, governance, compliance, internal audit, security, risk management and controls matters. Ms. Fliegelman Olli also spent 18 years with IBM Corporation, ultimately serving as Vice President and General Counsel for the Americas and Europe.
Sanjay Poonen has served as VMware’s Chief Operating Officer, Customer Operations since October 2016. Prior to that he served as Executive Vice President and General Manager, End-User Computing, Head of Global Marketing from April 2016 to October 2016. He joined VMware as Executive Vice President and General Manager, End-User Computing in August 2013. Prior to joining VMware, he spent more than seven years at SAP AG, an enterprise application software and services company, serving as President and Corporate Officer of Platform Solutions and the Mobile Division from April 2012 to July 2013, prior to that as President of Global Solutions from November 2010 to March 2012, as Executive Vice President of Performance Optimization Apps from June 2008 to September 2009 and Senior Vice President of Analytics from April 2006 to May 2008. Mr. Poonen's over 20 years of technology industry experience also included executive-level positions with Symantec and Veritas, and product management and engineering positions with Alphablox Corporation, Apple, Inc. and Microsoft Corporation.
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
Rajiv Ramaswami has served as VMware’s Chief Operating Officer, Products and Cloud Services since October 2016. Mr. Ramaswami joined VMware in April 2016 and served as VMware’s Executive Vice President and General Manager of its Networking and Security business. Prior to joining VMware, he was Executive Vice President and General Manager of the Infrastructure & Networking Group of Broadcom Corporation, a semiconductor company, from 2010. Prior to that he was Vice President and General Manager of the Cloud Services and Switching Technology Group at Cisco Systems, Inc., where he also served as Vice President and General Manager for a variety of business units in Optical, Switching and Storage Networking. Prior to joining Cisco, he served in various technical and leadership positions at Xros, Tellabs Inc. and IBM’s Thomas J. Watson Research Center. Mr. Ramaswami is a member of the board of directors of NeoPhotonics Corporation.

ITEM 1A.	RISK FACTORS
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of Dell following Dell’s acquisition of our former majority stockholder EMC on September 7, 2016 (the “Dell Acquisition”), including, among other things, the uncertainty arising from Dell’s Schedule 13D/A filing of February 2, 2018, overlapping business opportunities, Dell’s ability to control certain transactions and resource allocations and related persons transactions with Dell and its other affiliated companies are set forth below under the heading “Risks Related to Our Relationship with Dell.”
Risks Related to Our Business
Our success depends increasingly on customer acceptance of our newer products and services.
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of our vSphere hypervisor product has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based SDDC products such as our vRealize management and automation offerings, vSAN storage virtualization offerings, and NSX offerings, as well as our Horizon client virtualization offerings, AirWatch mobile device management offerings and our VMware Cloud on AWS offering, which became available in certain geographies in fiscal 2018. We have also been introducing SaaS versions of our on-premises products, including VMware Horizon Suite and certain AirWatch offerings, and are working to extend our SDDC and NSX offerings and management software into the public cloud and to introduce cloud products and services by investing in cloud and SaaS initiatives and partnering with public cloud providers such as Amazon Web Services (“AWS”) and IBM. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business has increased, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our newer products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
A significant decrease in demand for our server virtualization products would adversely affect our operating results.
A significant portion of our revenue is derived, and will for the foreseeable future continue to be derived, from our server virtualization products. As more businesses achieve high levels of virtualization in their data centers, the market for our VMware vSphere product continues to mature. Additionally, as businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and are increasingly shifting some of their existing and many of their new workloads to public cloud providers, thereby limiting growth, and potentially reducing, the market for on-premises deployments of VMware vSphere. Although sales of VMware vSphere have declined as a portion of our overall business, and we expect this trend to continue, VMware vSphere remains key to our future growth, as it serves as the foundation for our newer SDDC, network virtualization and our newer cloud and SaaS offerings. Although we have launched, and are continuing to develop products to extend our vSphere-based SDDC offerings to the public cloud, due to our product concentration a significant decrease in demand for our server virtualization products would adversely affect our operating results.
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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises IT resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If our private, hybrid and public cloud products and services fail to address evolving customer requirements, the demand for

VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, VCPP offerings from our partners may compete directly with IaaS offerings from various public cloud providers such as AWS and Microsoft. In fiscal 2018, we made VMware Cloud on AWS, a strategic alliance with AWS to deliver a vSphere-based cloud service running in AWS data centers, available in certain geographies. Our strategic alliance with Amazon may also be seen as competitive with VCPP offerings and adversely affect our relationship with VCPP partners, while some VCPP partners may elect to include VMware Cloud on AWS as part of their managed services provider offerings.
Large, diversified enterprise software and hardware companies. These competitors supply a wide variety of products and services to, and have well-established relationships with, our current and prospective end users. For example, small- to medium-sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products and services less attractive to our end users. Other competitors have limited or denied support for their applications running in VMware virtualization environments. In addition, these competitors could integrate competitive capabilities into their existing products and services and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, Microsoft offers its own server, network, and storage virtualization software packaged with its Windows Server product as well as built-in virtualization in the client version of Windows and Cisco includes network virtualization technology in many of their data center networking platforms. As a result, existing and prospective VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required.
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, Rocket, OpenShift, Mesos, Kubernetes and OpenStack appear to provide pricing competition and enable competing vendors to leverage these open source technologies to compete directly with our SDDC initiative. Enterprises and service providers have shown interest in building their own clouds based on open source projects such as OpenStack, and other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, a number of enterprise IT hardware vendors have released solutions based on OpenStack, including IBM and Cisco. VMware is delivering container technologies such as Pivotal Container Services, which we co-developed and market in partnership with Pivotal, and vSphere Integrated Containers that are designed to help customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition.
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
The final impact of the 2017 Tax Cuts and Jobs Act on our tax liabilities is highly uncertain, may differ substantially from our provisional estimates and may adversely impact our operating results.
The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted on December 22, 2017, significantly affects U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations.
The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The 2017 Tax Act also imposes additional changes in the taxation of consolidated tax groups, such as the consolidated tax group of which Dell is the parent and of which VMware is a member, which we must then interpret in the context of our tax sharing agreement with Dell to determine our actual tax liability. Furthermore, the IRS has yet to issue guidance on certain issues that could be material to us.
As such, the application of accounting guidance for significant items under the 2017 Tax Act is highly uncertain. Further, the U.S. Treasury Department and other standard-setting bodies will continue to issue guidance and interpret how provisions of the Tax Act will be administered and applied to specific situations important to us that is different from our interpretations and expectations.
Based upon the guidance issued thus far by U.S. tax and accounting authorities, we have provided a provisional estimate of the effect of the 2017 Tax Act in our consolidated financial statements for fiscal 2018. Our final analysis, which will be recorded in the period completed, may differ significantly from our current provisional estimates. Accordingly, our final analysis may show that our tax obligations and our effective tax rate are higher than our provisional estimates, which could have a material adverse effect on our financial condition and our operating results.
Adverse economic conditions may harm our business.
Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and operating results in a number of ways, including by lengthening sales cycles, affecting the size of EAs that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe, repercussions from the United Kingdom’s planned exit from the European Union or that region’s failure to sustain its recovery from recession would threaten to suppress demand and our customers’ access to credit in that region which is an important market for our products and services. In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
Regional economic uncertainty can also result in general and ongoing tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and significant volatility in the credit, equity and fixed income markets. Changes in governmental fiscal, monetary and tax policies may also impact interest rates on credit and debt, which have been at relatively low levels for several years. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Increases in our cost of borrowing could also impact our ability to access capital markets should we wish to raise additional funding for business investments, which could adversely affect our ability to repay or refinance our outstanding indebtedness, fund future product development and acquisitions or conduct stock buybacks.

We may not be able to respond to rapid technological changes with new solutions and services offerings.
The virtualization, cloud computing, end-user computing and SDDC industries are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing has proven to be a disruptive technology that is altering the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to establish or sustain our thought leadership in the cloud computing and enterprise software fields, and our customers may not view our products and services as cost effective, innovative and best-of-breed, which could result in a reduction in market share and our inability to command a pricing premium over competitor products and services. We may not be able to develop updated products and services that keep pace with technological developments and emerging industry standards, that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices. We may also fail to adequately anticipate and prepare for the commercialization of emerging technologies such as blockchain and the IoT and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets.
Our ability to react quickly to new technology trends and customer requirements is negatively impacted by the length of our development cycle for new products and services and product and service enhancements, which has frequently been longer than we originally anticipated. This is due in part to the increasing complexity of our product offerings as we increase their interoperability, and enable and maintain their compatibility with multiple IT resources such as public clouds utilized by our customers, which can significantly increase the development time and effort necessary to achieve the interoperability of our offerings while maintaining product quality. When we release significant new versions of our existing offerings, the complexity of our products may require existing customers to remove and replace prior versions in order to take full advantage of substantial new features and capabilities, which may subdue initial demand for the new versions or, conversely, depress demand for existing versions until the customer is ready to purchase and install the newest release. If we are unable to evolve our solutions and offerings in time to respond to and remain ahead of new technological developments, our ability to retain or increase market share and revenue in the virtualization, cloud computing, end-user computing and SDDC industries could be materially adversely affected. With respect to our SDDC products, if we fail to introduce compelling new features in future upgrades to our VMware vSphere product line, manage the transition to hybrid cloud platforms, develop new or tightly integrate existing applications for our virtualization technology that address customer requirements for integration, automation and management of their IT systems with public cloud resources, overall demand for products and services based on VMware vSphere may decline. Additionally, if we fail to realize returns on investments in our newer SaaS and cloud initiatives, our operating margins and results of operations will be adversely impacted.
Breaches of our cybersecurity systems or the systems of our vendors, partners and suppliers could seriously harm our business.
We increasingly depend upon our IT systems and the IT systems of key SaaS providers to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Unauthorized parties (which may have included nation states and individuals sponsored by them) have penetrated our network security and our website in the past and such unauthorized parties may do so in the future. Employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments in the past and may do so in the future. These cyber-attacks threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems and processes. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as our customers conduct more purchase and service transactions online, and as we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments. Additionally, as we increasingly market the security features in our products, our products may be targeted by computer hackers seeking to compromise product security.
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

•
defects and security vulnerabilities could be exploited or introduced into our software products or our hybrid cloud and SaaS offerings and impair or disrupt their availability, thereby damaging the reputation and perceived reliability and security of our products and services and potentially making the data systems of our customers vulnerable to further data loss and cyber incidents; and

•	personally identifiable or confidential data of our customers, employees and business partners could be stolen or lost.
Should any of the above events occur, or are perceived to have occurred, we could be subject to significant claims for liability from our customers, we could face regulatory actions and sanctions from governmental agencies, our ability to protect our intellectual property rights could be compromised, our reputation and competitive position could be materially harmed and we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our business, financial condition and operating results could be materially adversely affected.
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

•
the impact of new accounting pronouncements, for example, the adoption of Accounting Standards Update (“ASU”) 2016-16, which could result in increased volatility in the provision for income taxes in periods in which transfers of intellectual property between our legal entities occur; and

•	our ability to accurately predict the degree to which customers will elect to purchase our subscription-based offerings in place of licenses to our on-premises offerings.
We are exposed to foreign exchange risks.
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. During fiscal 2018, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 due to exchange rate fluctuations. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
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

•
tariffs and trade barriers, which could increase due to the current geopolitical climate, and other regulatory or contractual limitations on our ability to sell or develop our products and services in certain foreign markets;

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
An example is the ongoing efforts of the Chinese government to more closely regulate network security. In that respect, the Chinese government enacted a new Cyber Security Law in November 2016 that came into effect on June 1, 2017. The new Cyber Security Law promotes utilization of “secure and reliable” network products and services, requires the sale of certain key network equipment and network security products to be subject to security certification, and imposes data localization measures and various network security measures relevant to a vaguely defined scope of “critical information infrastructure.” Among those network security measures is a requirement that certain network products and services procured by operators of “critical information infrastructure” undergo a formal security assessment in order to evaluate their “security” and “controllability.” The specific technical requirements of the security assessment have not yet been clarified.
Also, in December 2015, China enacted an Anti-Terrorism Law that gives local public security and state security authorities the broad discretionary authority to require companies to provide access to their equipment and decryption support in particular cases. Failure to comply with such requests can result in fines and imprisonment. In addition, a broad range of businesses will be required to verify the identities of customers and are prohibited from providing services to customers whose identities are unclear or who refuse to cooperate in the verification process. If we are not able to, or choose not to, comply with these and other information and network security standards that the Chinese government might implement in the future, our business in China may suffer.
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
During fiscal 2018, we issued $4,000 million in unsecured notes through a debt offering and repaid $1,230 million of the notes payable to Dell, utilizing a portion of the proceeds from the offering. An additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell remains outstanding. We also entered into a $1,000 million unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) that is currently undrawn. Our current and any future debt may adversely affect our financial condition and future financial results by, among other things:

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
Additionally, our parent company, Dell, currently has a significant level of debt financing. Accordingly, negative changes to Dell’s credit rating could also negatively impact our credit rating and the value and liquidity of any future debt we might raise. Refer to “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for more information on our outstanding indebtedness.
Our current research and development efforts may not produce significant revenue for several years, if at all.
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our VMware NSX virtual networking, vSAN virtual storage, cloud and SaaS initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 22% of our total revenue during fiscal 2018. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. As such, despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the U.S. In addition, we rely on confidentiality or license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely on “click-wrap” and “shrink-wrap” licenses in some instances.
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
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking, VCPP-integrated virtual desktop and mobile device, cloud and SaaS) offerings that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings. In addition, marketing and selling new technologies to enterprises requires significant investment of time and resources in order to educate customers on the benefits of our new product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from their efforts to sell existing products and services.
Our success depends upon our ability to develop appropriate business and pricing models.
If we cannot adapt our business models to keep pace with industry trends, including the industry-wide transition to cloud-based computing, our revenue could be negatively impacted. Certain of our product initiatives, such as our VCPP and SaaS offerings, have a subscription model. As we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. In addition, we may fail to accurately predict subscription renewal rates or their impact on operating results, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. Additionally, as customers transition to our hybrid cloud and SaaS products and services, our revenue growth rate may be adversely impacted during the period of transition as we will recognize less revenue up front than we would otherwise recognize as part of the multi-year license arrangements through which we typically sell our established offerings. Finally, as we offer more services that depend on converting users of free services to users of premium services and converting purchasers of our on-premises products to our SaaS offerings, and as such services grow in size, our ability to maintain or improve and to predict conversion rates will become more important.
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
The success of our products depends upon the cooperation of hardware and software vendors to ensure interoperability with our products and offer compatible products and services to end users. In addition, we have begun to extend the functionality of various products to work with native public cloud applications, which may require the cooperation of public cloud vendors. To the extent that hardware, software and public cloud vendors perceive that their products and services compete with ours or those of our controlling stockholder, Dell, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats, or engage in practices to actively limit the functionality, compatibility and certification of our products. In addition, vendors may fail to certify or support or continue to certify or support our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and it may be difficult and more costly for us to achieve functionality and service levels that would make our services attractive to end users, any of which could negatively impact our business and operating results.

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
Three of our distributors each accounted for 10% or more of our consolidated revenue during fiscal 2018. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
As we continue to develop and offer SaaS versions of our products, we will need to continue to evolve our processes to meet a number of regulatory, intellectual property, contractual and service compliance challenges. These challenges include compliance with licenses for open source and third-party software embedded in our SaaS offerings, maintaining compliance with export control and privacy regulations, including HIPAA, protecting our services from external threats, maintaining the continuous service levels and data security expected by our customers, preventing the inappropriate use of our services and adapting our go-to-market efforts. The expansion of our SaaS and related cloud offerings also requires significant investments, and our operating margins, results of operations and operating cash flows may be adversely affected if our new offerings are not widely adopted by customers.
Improper disclosure and use of personal data could result in liability and impact our business.
Our business is subject to a wide variety of laws and regulations regarding privacy and protection of personal data. Federal, state and foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use, processing and disclosure of this information. We collect contact and other personal or identifying information from our customers, and our customers increasingly use our services to store and process personal information and other regulated data, including protected health information subject to stringent data privacy laws. As an employer, we also maintain personal data of our employees and share that information with third party service providers, such as payroll and benefits providers. Our cloud computing service offerings, pursuant to which we offer cloud services and enable third-party service providers to offer cloud services built on our technology, expose us to particularly significant risks. We rely on the contractual representations of these third parties that they do not violate any applicable privacy laws and regulations or their own privacy policies and in some cases covenants requiring them to maintain certain security measures and protections.
Any failure or perceived failure by us or our business partners to comply with posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in contracts could result in proceedings against us by governmental entities or others and significant fines, which could have a material adverse effect on our business and operating results and harm our reputation. Further, any systems failure, unauthorized access or other compromise of our security that results in the release of our customers’ or employees’ data could (i) subject us to substantial damage claims, (ii) expose us to significant fines and costly regulatory remediation, (iii) harm our reputation and brand, and (iv) disrupt our business activities. The application of U.S. and international data privacy laws and regulations to cloud computing vendors is evolving and uncertain, and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against cloud computing providers with whom we may partner. Additionally, privacy laws and regulations could negatively affect demand for our services, thereby reducing our revenue.
Our ability to collect and use data could be restricted by laws and regulations as well as by consumers’ rights to opt out. Restrictions on our ability to collect data or the ability of our customers to collect data utilizing our products and services could negatively impact our business.
The European Union (“EU”) data protection law, the General Data Protection Regulation (“GDPR”), which will become effective in May 2018, is wide-ranging in scope. In order to adapt to these new requirements, we are investing resources necessary to enhance our policies and controls across our business units and services relating to how we collect and use personal data relating to customers, employees and vendors. Additionally, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions as we negotiate and implement suitable arrangements with international customers and international and domestic vendors. As a result, our data transfers could require us to implement additional costly measures and require similar adjustments by our customers in order to continue utilizing our products and services. Failure to comply may lead to fines of up to €20 million or up to 4% of the annual global revenues of the infringer, whichever is greater. EU data protection laws and their interpretations continue to develop, and may be inconsistent from jurisdiction to jurisdiction, which may further impact our information processing activities.
Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The currently proposed e-Privacy Regulation may change significantly before it is adopted, making its future scope and impact uncertain, and therefore require us to alter our current preparations for the GDPR. Once finalized, revised e-Privacy Regulation may impact our use of cookies and tracking technologies inside products and online, which could hamper our ability to collect and use data to monitor and improve the performance of our products and services. The final regulation may also change the rules around e-marketing and online tracking which could harm our ability to run promotions and effectively market our offerings. In addition, countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our services. Our current arrangements for the transfer of personal data will need to continue to adapt to future judicial decisions and regulatory activity as laws on privacy and the protection of personal data continue to evolve in the countries in which we do business.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of February 2, 2018, goodwill and amortizable intangible assets were $4,597 million and $548 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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

Additionally, our information systems may not support new business models and initiatives and significant investments could be required in order to upgrade them. For example, in February 2017 we implemented a change in our fiscal calendar, which required us to make adjustments to our critical business processes and data systems, and in February 2018 we implemented new revenue accounting software.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business or statutory rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, shifts in the amount of earnings in the U.S. compared with other regions in the world and overall levels of income before tax, changes in our international organization, as well as the expiration of statute of limitations and settlements of audits.
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
Any other significant changes to U.S. or international tax laws could have a material impact on our effective tax rate, financial condition, operating results and timing and amount of tax payments.
In addition, numerous other countries have recently enacted or are considering enacting changes to tax laws, administrative interpretations, decisions, policies and positions. The Organisation for Economic Co-operation and Development issued guidelines and proposals during October 2015 that may change how our tax obligations are determined in many of the countries in which we do business. These changes could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). We will adopt Topic 606 using the full retrospective transition method, effective the first quarter of fiscal 2019. Prior to adoption, we deferred all license revenue related to the sale of perpetual licenses in the event certain revenue recognition criteria were not met. However, under Topic 606, substantially all license revenue related to sale of perpetual licenses is generally expected to be recognized upon delivery. Topic 606 is also expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions. Under the updated standard, incremental costs to obtain contracts with customers are deferred and recognized over the expected period of benefit. As a result, additional commission costs will be deferred and amortized over a longer duration. We are continuing to evaluate the effect that Topic 606 will have on our financial statements and related disclosures, and preliminary assessments are subject to change.
Additionally, during October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize at the transaction date the income tax consequences of intra-entity asset transfers. The updated standard is effective for annual and interim periods beginning after December 15, 2017 and could have a material impact on the Company’s consolidated financial statements due to the changed treatment of the income tax consequences of business combinations and asset transfers with the Company’s international entities.
SEC rules require that when we release our quarterly financial results, we must provide year-over-year comparisons to results for the corresponding quarter of the previous fiscal year. Accordingly, following each quarter of fiscal 2019, we will present quarterly results for the corresponding period of fiscal 2018 that retrospectively apply Topic 606 to our fiscal 2018 results which were originally prepared utilizing the prior accounting guidance. Additionally, we have provided financial guidance for fiscal 2019 and plan to continue to provide guidance for each quarter of fiscal 2019 utilizing comparisons against preliminary retrospective presentations of fiscal 2018 results. These retrospective fiscal 2018 presentations are considered to be preliminary, and are subject to the final retrospective presentations of fiscal 2018 results that we will provide with our annual report on Form 10-K for fiscal 2019. If the final retrospective presentation of our financial statements for fiscal 2018 is perceived by investors to differ significantly from our previously provided preliminary presentations, it may result in fluctuations in our stock price.
Risks Related to Our Relationship with Dell
Our stock price has fluctuated significantly following the announcement of the Dell Acquisition, and our relationship with Dell may adversely impact our business and stock price in the future.
Our stock price has fluctuated significantly following the announcement of Dell’s acquisition of EMC Corporation, our parent company, in September 2016. Our stock price has been particularly volatile following press reports, subsequently confirmed by Dell in a Schedule 13D/A filing on February 2, 2018, that Dell is evaluating potential business opportunities, including a public offering of Dell, a potential business combination between Dell and VMware, or maintaining the status quo. Speculation regarding the outcome of Dell’s evaluation creates uncertainty for our customers, partners and employees, which could negatively impact sales, make it difficult to attract and retain employees and distract management’s focus from executing on other strategic initiatives.
A number of other factors relating to our future relationship with Dell could adversely affect our business or our stock price in the future, including:

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

•
We have arrangements with a number of companies that compete with Dell, and our relationship with Dell could adversely affect our relationships with these companies or other customers, suppliers and partners.

•
Dell has a right to approve certain matters under our certificate of incorporation, including acquisitions or investments in excess of $100 million, and Dell may choose not to consent to matters that our board of directors believes are in the best interests of VMware.

•	We anticipate certain synergies and benefits from the Dell Acquisition that may not be realized.

•
In connection with the Dell Acquisition, Dell issued a tracking stock to EMC shareholders, Class V common stock, that is intended to reflect our economic performance as partial consideration to the EMC shareholders. The Class V common stock tracks the performance of an approximately 50% economic interest in our business. The Class V common stock, while not a VMware issued security, increases the supply of publicly traded securities that track VMware’s economic performance and may create the perception that the Class V common stock dilutes the holdings of our public stockholders, both of which may put downward pressure on our stock price. Any volatility in the market for Class V common stock could contribute to volatility in the price of VMware Class A common stock.

•
Dell is highly leveraged and commits a substantial portion of its cash flows to servicing its indebtedness. Dell’s significant debt could create the perception that Dell may exercise its control over us to limit our growth in favor of its other businesses or cause us to transfer cash to Dell. In addition, if Dell defaults, or appears in danger of defaulting, on its indebtedness, the trading price of the Class V common stock issued by Dell would be adversely affected, which could negatively impact the price of our Class A common stock, and uncertainty as to the impact of such a default on VMware could disrupt our business.

•	Investor perceptions of Dell’s performance, future plans and prospects could contribute to volatility in the price of our Class A common stock

•	Some of our products compete directly with products sold or distributed by Dell, which could result in reduced sales.
Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.
As of February 2, 2018, Dell controlled 30,679,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 81.9% of the total outstanding shares of common stock or 97.6% of the voting power of outstanding common stock held by EMC. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of February 2, 2018, Dell controlled 81.9% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Dell is prohibited through September 7, 2018 under its charter from purchasing or otherwise acquiring any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
We engage in related persons transactions with Dell that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with Dell that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services, and we expect to engage in additional related persons transactions with Dell to leverage the benefits of our strategic alignment. Additionally, in 2013 we contributed technology and transferred employees to Pivotal. We continue to hold a significant ownership interest in Pivotal after contributing $20 million in cash to Pivotal during 2016, in exchange for additional preferred equity interests in Pivotal.
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
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation or certain of its subsidiaries for state and local income tax purposes, and since the Dell Acquisition, we have been included in Dell’s consolidated tax group. Effective as of the close of the Dell Acquisition, we amended our tax sharing agreement with EMC to include Dell. Although our tax sharing agreement provides that our tax liability is calculated primarily as though VMware were a separate taxpayer, certain tax attributes and transactions are assessed using consolidated tax return rules as applied to the Dell consolidated tax group and are subject to other specialized terms under the tax sharing agreement. Pursuant to our agreement, we and Dell generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in Dell’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain consolidated return adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. Consequently, compared to our historical results as a member of the EMC consolidated tax group, the amount of our tax sharing payment compared to our separate return basis liability may increase, vary more widely from period to period and be less predictable. Additionally, the impact of the 2017 Tax Act upon consolidated groups is highly complex and uncertain and its impact must be further interpreted in the context of the tax sharing agreement to determine VMware’s tax sharing payment. VMware and Dell are reviewing the tax sharing agreement in connection with the enactment of the 2017 Tax Act.
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
We have been included in the EMC consolidated group for U.S. federal income tax purposes since our acquisition by EMC in 2004, and will continue to be included in Dell’s consolidated group for periods in which Dell or its successor-in-interest beneficially owns at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the Dell consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell and its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.

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
While we are controlled by Dell, we may not have the leverage to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party, if at all.
Our CEO, our CFO and some of our directors have potential conflicts of interest with Dell.
Our CEO, our CFO and some of our directors received shares of Dell Class V common stock in partial consideration for their EMC common stock when the Dell Acquisition closed. In addition, some of our directors are executive officers or directors of Dell, and Dell, through its control of EMC, which is the sole holder of our Class B common stock, is entitled to elect 7 of our 8 directors and possesses sufficient voting control to elect the remaining director. Ownership of Dell Class V common stock by our directors and the presence of executive officers or directors of Dell on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Dell that could have different implications for Dell than they do for us. Our Board has approved resolutions that address corporate opportunities that are presented to our directors or officers that are also directors or officers of Dell. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and Dell and we may be precluded from pursuing certain growth initiatives.
We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are relying on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are not “controlled companies.”
Dell owns more than 50% of the total voting power of our common stock and, as a result, we are a “controlled company” under the New York Stock Exchange corporate governance standards. As a controlled company, we are exempt under the New York Stock Exchange standards from the obligation to comply with certain New York Stock Exchange corporate governance requirements, including the requirements:

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
So long as Dell beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, Dell can effectively control and direct our board of directors. Further, the interests of Dell and our other stockholders may diverge. Under these circumstances, it may become difficult for us to recruit independent directors.
Our historical financial information as a majority-owned subsidiary may not be representative of the results of a completely independent public company.
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our consolidated statements of income (loss). Additionally, we engage with Dell in intercompany transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During fiscal 2018, we recognized revenue of $1,367 million and as of February 2, 2018, $1,258 million of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note B to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
The period beginning on January 1, 2017 and ending on February 3, 2017 is being reported as a transition period. Accordingly, our first full fiscal year under our revised fiscal calendar began on February 4, 2017 and ended February 2, 2018.
We have included audited financial statements for the Transition Period in this Form 10-K for fiscal 2018. Following the change in our fiscal calendar and for the first fiscal year, we will compare results from each fiscal period under our new fiscal calendar to the corresponding period under our prior calendar. For example, this Form 10-K compares the results of the first, second, third and fourth quarter of our 2018 fiscal year running from February 4, 2017 through February 2, 2018 to the results of the first, second, third and fourth quarter of our 2016 fiscal year which ran from January 1, 2016 through December 31, 2016, and in accordance with generally accepted accounting practices, we will not denote any full fiscal quarters or a fiscal year as a “2017” fiscal period.
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
Dell, which beneficially owned 81.9% of our outstanding stock as of February 2, 2018, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of February 2, 2018, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.		Principal Use(s)
Palo Alto, CA	owned:	1,592,802	(1)	Executive and administrative offices, sales and marketing, and R&D
North and Latin American region	leased:	1,155,810	(2)	Administrative offices, sales and marketing, R&D and data center
Asia Pacific region	leased:	1,295,871		Administrative offices, sales and marketing, R&D and data center
Europe, Middle East and Africa region	leased:	631,593		Administrative offices, sales and marketing, R&D and data center
____________________________

(1)
Represents all of the right, title and interest purchased in ground leases, which expire in fiscal 2047, covering the property and improvements located at VMware’s Palo Alto, California campus. Of the total square feet owned, approximately 186,000 square feet were under construction as of February 2, 2018.

(2)	Includes leased space for a Washington data center facility, for which VMware is considered to be the owner for accounting purposes.
We believe that our current facilities are suitable for our current employee headcount and will sustain us through fiscal 2019, but we intend to add new facilities or expand existing facilities as needed as we add employees and expand our operations. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

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
The following table sets forth the range of high and low sales prices of our Class A common stock on the New York Stock Exchange during the fiscal periods shown. Our Class B common stock is not publicly traded.

	Market Prices
	High	Low
Year ended February 2, 2018
First Quarter	$94.58	$88.86
Second Quarter	97.40	85.89
Third Quarter	120.97	91.95
Fourth Quarter	150.00	114.54

Transition period
January 1, 2017 to February 3, 2017	$88.95	$78.88

Year ended December 31, 2016
First Quarter	$57.27	$43.25
Second Quarter	65.31	49.76
Third Quarter	76.99	56.09
Fourth Quarter	83.00	72.05
Holders
We had 28 holders of record of our Class A common stock, and one holder of record, EMC Corporation, of our Class B common stock as of March 20, 2018.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Issuer purchases of Class A common stock during the quarter ended February 2, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (2)
November 4 – December 1, 2017	1,378,436	$122.58	1,378,436	$876,272,615
December 2 – December 29, 2017	—	—	—	876,272,615
December 30 – February 2, 2018	—	—	—	876,272,615
	1,378,436	$122.58	1,378,436	876,272,615

(1)	The average price paid per share excludes commissions.
(2) Represents the amounts remaining from VMware’s $1,000 million stock repurchase authorization announced on August 14, 2017 that expires on August 31, 2018.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on December 31, 2012 through February 2, 2018, assuming an initial investment of $100. Historically, we have not declared or paid cash dividends on our common stock, while the data for the S&P 500 Index and the S&P 500 Systems Software Index assume reinvestment of dividends.

	Base Period 12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	2/3/2017	2/2/2018
VMware, Inc.	$100.00	$95.29	$87.66	$60.09	$83.63	$94.49	$130.36
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	175.57	215.31
S&P 500 Systems Software Index	100.00	132.90	163.47	180.59	204.49	211.80	300.25
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

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(amounts in millions, except per share amounts, and shares in thousands)

						Transition Period
	For the Year Ended					January 1 to
	February 2,	December 31,	December 31,	December 31,	December 31,	February 3,
	2018	2016	2015	2014	2013	2017
Results of Operations Data:
Revenue:
License	$3,195	$2,794	$2,720	$2,591	$2,270	$125
Services	4,727	4,299	3,927	3,444	2,937	371
GSA settlement	—	—	(76)	—	—	—
Total revenue	$7,922	$7,093	$6,571	$6,035	$5,207	$496
Operating income (loss)	1,689	1,439	1,197	1,027	1,093	(41)
Net income (loss)	570	1,186	997	886	1,014	(8)
Net income (loss) per weighted average share, basic, for Classes A and B	$1.40	$2.82	$2.35	$2.06	$2.36	$(0.02)
Net income (loss) per weighted average share, diluted, for Classes A and B	$1.38	$2.78	$2.34	$2.04	$2.34	$(0.02)
Weighted average shares, basic, for Classes A and B	406,738	420,520	424,003	430,355	429,093	408,625
Weighted average shares, diluted, for Classes A and B	413,368	423,994	426,547	434,513	433,415	408,625
Cash Flow Data:
Net cash provided by operating activities	$3,211	$2,381	$1,899	$2,180	$2,535	$361

	February 2,	February 3,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$11,653	$8,393	$7,985	$7,509	$7,075	$6,175
Working capital	8,701	5,562	5,781	5,231	4,886	4,198
Total assets	20,622	16,397	16,643	15,746	15,216	12,327
Total unearned revenue	6,250	5,340	5,624	5,076	4,833	4,092
Long-term obligations(1)(2)	4,234	1,500	1,500	1,500	1,500	450
Total stockholders’ equity	7,776	8,216	8,097	7,923	7,586	6,816
____________________________

(1)
On January 21, 2014, in connection with our agreement to acquire A.W.S. Holding, LLC, the sole member and equity holder of AirWatch LLC, we entered into a note exchange agreement with Dell (formerly EMC Corporation) providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million. The total debt of $1,500 million includes $450 million that was exchanged for the $450 million promissory note outstanding in prior years. Refer to Note B to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

(2)
On August 21, 2017, we issued three series of unsecured senior notes pursuant to a public debt offering in an aggregate amount of $4,000 million, which consisted of outstanding principal due on the following dates: $1,250 million due August 21, 2020, $1,500 million due August 21, 2022 and $1,250 million due August 21, 2027. Upon closing, a portion of the net proceeds from the offering was used to repay two of the notes payable to Dell due May 1, 2018 and May 1, 2020 in the aggregate principal amount of $1,230 million. Refer to Note G to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist in understanding our results of operations and financial condition.
Period-over-period changes are calculated based upon the respective underlying, non-rounded data. We refer to our fiscal years ended February 1, 2019, February 2, 2018, December 31, 2016 and December 31, 2015 as “fiscal 2019,” “fiscal 2018,” “fiscal 2016” and “fiscal 2015,” respectively. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
Overview
We pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology (“IT”) driven innovation is disrupting markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. To take on this challenge, businesses need a flexible and secure digital foundation. We provide compute, cloud, mobility, networking and security infrastructure software to businesses that provides a flexible digital foundation for the applications that empower businesses to serve their customers globally.
Over the years, we have increased our product and solution offerings beyond compute virtualization to include offerings that allow organizations to manage information technology resources across private clouds and complex multi-cloud, multi-device environments by leveraging synergies across three product categories: Software-Defined Data Center (“SDDC”), Hybrid Cloud Computing and End-User Computing (“EUC’). Our portfolio supports and addresses the four key IT priorities of our customers: modernizing data centers, integrating public clouds, empowering digital workspaces and transforming security.
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
SDDC or Software-Defined Data Center
Our SDDC technologies form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During fiscal 2018, we continued to see broad-based strength of our SDDC solutions. While our compute license sales remained stable, sales of our VMware NSX (“NSX”) and VMware vSAN (“vSAN”), including VxRail offerings, continued to grow during fiscal 2018. While sales from our management products increased during fiscal 2018, the sales growth rate fluctuated period to period, depending largely upon the extent to which management products were included in our particular larger EAs. Future growth rates for our management products may be subject to similar variability.
Hybrid Cloud Computing
Our overarching cloud strategy contains three key components: (i) continue to expand beyond compute virtualization in the private cloud, (ii) extend the private cloud into the public cloud and (iii) connect and secure endpoints across a range of public clouds. During fiscal 2018, Hybrid Cloud Computing was comprised of VMware Cloud Provider Program (“VCPP”) (previously referred to as VMware vCloud Air Network) and VMware Cloud Services, which enable customers to run, manage, connect and secure their applications across private and public clouds, including Amazon Web Services (“AWS”), Azure, Google Cloud Platform and IBM Cloud. During fiscal 2018, revenue growth in our Hybrid Cloud Computing offerings was primarily driven by our VCPP offerings. VMware Cloud on AWS is currently available in certain geographies, and we expect to continue expanding into additional regions in fiscal 2019.
During the second quarter of fiscal 2018, we completed the sale of our vCloud Air business (“vCloud Air”) to OVH US LLC (“OVH”).
End-User Computing
Our EUC solution consists of VMware Workspace ONE (“Workspace ONE”), our digital workspace platform, which includes VMware AirWatch (“AirWatch”) and VMware Horizon. Our AirWatch business model includes an on-premises solution that we offer through the sale of perpetual licenses and an off-premises solution that we offer as software-as-a-service (“SaaS”). Workspace ONE continued to be our primary growth driver within our EUC product group during fiscal 2018.

Dell Synergies
During fiscal 2018, we continued joint marketing, sales, branding and product development efforts with Dell Technologies Inc. (“Dell”) and other Dell Technologies companies to enhance the collective value we deliver to our mutual customers. As a result of our collective business built with Dell, we have experienced significant synergies benefiting our sales during fiscal 2018.
Change in Fiscal Year End
As a result of the change to our fiscal year from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Friday nearest to January 31 of each year, the period that began on January 1, 2017 and ended on February 3, 2017 was a transition period (the “Transition Period”). Our first full fiscal year 2018 is a 52-week year that began on February 4, 2017 and ended on February 2, 2018. Prior-period financial statements have not been recast as we believe (i) the year ended December 31, 2016 is comparable to the year ended February 2, 2018 and (ii) recasting prior-period results was not practicable or cost justified. We have included audited consolidated financial statements for the Transition Period in Part II, Item 8 of this Annual Report on Form 10-K.
Results of Operations
Approximately 70% of our sales are denominated in the United States (“U.S.”) dollar, however, in certain countries we also invoice and collect in the following currencies: euro; British pound; Japanese yen; Australian dollar; and Chinese renminbi. In addition, we incur and pay operating expenses in currencies other than the U.S. dollar. As a result, our financial statements, including our revenue, operating expenses, unearned revenue and the resulting cash flows derived from the U.S. dollar equivalent of foreign currency transactions, are affected by foreign exchange fluctuations.
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 2,	December 31,	December 31,	2018 vs. 2016		2016 vs. 2015
	2018	2016	2015	$ Change	% Change	$ Change	% Change
Revenue:
License	$3,195	$2,794	$2,720	$401	14%	$74	3%
Services:
Software maintenance	4,088	3,740	3,405	348	9	335	10
Professional services	639	559	522	80	14	37	7
Total services	4,727	4,299	3,927	428	10	372	9
GSA settlement	—	—	(76)	—	n/a	76	n/a
Total revenue	$7,922	$7,093	$6,571	$829	12	$522	8

Revenue:
United States	$3,911	$3,588	$3,311	$323	9%	$277	8%
International	4,011	3,505	3,260	506	14	245	8
Total revenue	$7,922	$7,093	$6,571	$829	12	$522	8
Revenue from our Hybrid Cloud Computing offerings consisted primarily of VCPP, and revenue from our SaaS offerings consisted primarily of our AirWatch mobile solution within Workspace ONE. VCPP revenue is included in license revenue and SaaS revenue is included in both license and services revenue. Hybrid Cloud Computing, together with our SaaS offerings, accounted for approximately 8% of our total revenue during fiscal years 2018 and 2016.
License revenue relating to the sale of perpetual licenses that are part of a multi-year arrangement is generally recognized upon delivery of the underlying license, whereas revenue derived from our Hybrid Cloud Computing and SaaS offerings is recognized on a consumption basis or over a period of time.
License Revenue
During fiscal 2018, license revenue benefited from broad-based growth across our diverse portfolio and solid performance in all geographies. Drivers of license revenue growth during fiscal 2018 compared to fiscal 2016 included continued scale and growth of our NSX and vSAN offerings. EUC growth driven in part by sales of Workspace ONE and continued strength of our VCPP offerings were also key factors contributing to license growth. Strength in our renewal business, including EAs, also contributed to license revenue growth during fiscal 2018 compared to fiscal 2016.
License revenue growth in fiscal 2016 compared to fiscal 2015 was largely driven by license sales of NSX, vSAN and AirWatch mobile solutions, as well as growth in our VCPP offering. We experienced stronger than expected sales of our compute products, in part due to strong renewals of our EAs, which also contributed to the license revenue growth in fiscal 2016 compared to fiscal 2015.
Services Revenue
During fiscal 2018 and fiscal 2016, software maintenance revenue benefited from strong renewals of our EAs, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, more than two and a half years of support and maintenance with each new license purchased.
Professional services revenue increased 14% in fiscal 2018 and 7% in fiscal 2016. We have continued our focus on solution deployments, including our products such as NSX and vSAN, which attributed to the increase in professional services revenue. Our professional services revenue will vary based on the delivery channels used in any given period as well as the timing of service engagements.
GSA Settlement
During fiscal 2015, we reached an agreement with the Department of Justice and the General Services Administration (“GSA”) to pay $76 million to resolve allegations that our government sales practices between 2006 and 2013 had violated the federal False Claims Act. The settlement was paid and recorded as a reduction of our total revenue during fiscal 2015.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	February 2,	February 3,
	2018	2017
Unearned license revenue	$523	$484
Unearned software maintenance revenue	5,141	4,405
Unearned professional services revenue	586	451
Total unearned revenue	$6,250	$5,340
Unearned license revenue is generally recognized upon delivery of existing or future products or services, or is otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and vendor-specific objective evidence (“VSOE”) of fair value cannot be established, revenue for the entire order is deferred until all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services and if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist, then unearned license revenue may also be recognized ratably. Unearned license revenue derived from commitments to future products that have not been delivered represents a significant portion of total unearned license revenue as of February 2, 2018 and February 3, 2017. Upon adoption of Topic 606, unearned license revenue is expected to substantially decline primarily due to the acceleration of revenue recognition for on-premise license sales that were deferred under current accounting guidance and due to customer prepayments on contracts with various cancellation rights.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract period. The weighted-average remaining term as of February 2, 2018 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services, including training, and is generally recognized as the services are delivered. The amount of unearned revenue derived from transactions denominated in a foreign currency is affected by fluctuations in the foreign currencies in which we invoice.
In connection with the disposition of vCloud Air, $35 million of total unearned revenue, which included $18 million of unearned license revenue, was transferred to OVH during the second quarter of fiscal 2018. Refer to Note D to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in headcount and increasing compensation across most of our income statement expense categories during fiscal 2018. We expect increases in cash-based employee-related expenses to continue.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software includes personnel costs and related overhead associated with the physical and electronic delivery of our software products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 2,	December 31,	December 31,	2018 vs. 2016		2016 vs. 2015
	2018	2016	2015	$ Change	% Change	$ Change	% Change
Cost of license revenue	$155	$157	$184	$(2)	(1)%	$(27)	(15)%
Stock-based compensation	2	2	2	—	(21)	—	5
Total expenses	$157	$159	$186	$(2)	(1)	$(27)	(14)
% of License revenue	5%	6%	7%
Cost of license revenue decreased in fiscal 2016 compared to fiscal 2015 primarily due to a decrease in royalty costs of $16 million and amortization of intangible assets of $7 million.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products and to provide professional services. Additionally, cost of services revenue includes depreciation on equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 2,	December 31,	December 31,	2018 vs. 2016		2016 vs. 2015
	2018	2016	2015	$ Change	% Change	$ Change	% Change
Cost of services revenue	$934	$842	$788	$91	11%	$54	7%
Stock-based compensation	50	52	44	(1)	(2)	8	19
Total expenses	$984	$894	$832	$90	10	$63	8
% of Services revenue	21%	21%	21%
Cost of services revenue increased in fiscal 2018 compared to fiscal 2016, but remained consistent as a percentage of revenue. The increase was primarily due to growth in cash-based employee-related expenses of $81 million during fiscal 2018, driven by incremental growth in headcount and salaries, as well as increased IT development costs of $24 million. These increased costs were offset in part by a decrease in equipment, depreciation and facilities-related costs of $33 million.
Cost of services revenue increased in fiscal 2016 compared to fiscal 2015. The increase was primarily due to growth in cash-based employee-related expenses of $69 million, driven by incremental growth in headcount and salaries. In addition, stock-based compensation increased by $8 million, primarily driven by an increase in restricted stock unit awards granted.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in our key growth areas, including NSX and vSAN, while also investing in areas that we expect to be significant growth drivers in future periods.

Research and development expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 2,	December 31,	December 31,	2018 vs. 2016		2016 vs. 2015
	2018	2016	2015	$ Change	% Change	$ Change	% Change
Research and development	$1,400	$1,198	$1,074	$203	17%	$124	12%
Stock-based compensation	355	305	226	49	16	80	35
Total expenses	$1,755	$1,503	$1,300	$252	17	$203	16
% of Total revenue	22%	21%	20%
Research and development expenses increased in fiscal 2018 compared to fiscal 2016. The increase was primarily due to growth in cash-based employee-related expenses of $194 million, driven by incremental growth in headcount and salaries. In addition, stock-based compensation increased by $49 million, primarily driven by an increase in restricted stock unit awards and performance stock unit awards granted after the fourth quarter of fiscal 2016. Research and development expenses also increased due to higher equipment, depreciation and facilities-related costs of $34 million. These increases were offset in part by an increase in capitalized internal-use software development costs of $55 million.
Research and development expenses increased in fiscal 2016 compared to fiscal 2015. The increase was primarily due to growth in cash-based employee-related expenses of $120 million, driven by incremental growth in headcount and salaries. In addition, stock-based compensation increased by $80 million, primarily driven by an increase in restricted stock unit awards granted.
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
The adoption of Topic 606 is expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions. Incremental costs to obtain contracts with customers are deferred and recognized over the expected period of benefit. As a result, additional commission costs will be deferred and amortized over a longer duration.
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 2,	December 31,	December 31,	2018 vs. 2016		2016 vs. 2015
	2018	2016	2015	$ Change	% Change	$ Change	% Change
Sales and marketing	$2,396	$2,162	$2,099	$235	11%	$61	3%
Stock-based compensation	197	195	168	1	1	28	16
Total expenses	$2,593	$2,357	$2,267	$236	10	$88	4
% of Total revenue	33%	33%	35%
Sales and marketing expenses increased in fiscal 2018 compared to fiscal 2016. The increase was primarily due to growth in cash-based employee-related expenses of $233 million, driven by incremental growth in headcount and salaries, as well as higher commission costs, resulting from increased sales volume.
Sales and marketing expenses increased in fiscal 2016 compared to fiscal 2015. The increase was primarily due to growth in cash-based employee-related expenses of $134 million, driven by incremental growth in headcount and salaries, as well as higher sales commission expense resulting from increased sales volume. In addition, stock-based compensation increased by $28 million, primarily driven by an increase in restricted stock unit awards granted. These increases were partially offset by decreases in costs incurred for marketing programs and related initiatives of $45 million. In addition, sales and marketing expenses decreased by $28 million due to fluctuations in the exchange rates for foreign currencies in which we incur expenses.

General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 2,	December 31,	December 31,	2018 vs. 2016		2016 vs. 2015
	2018	2016	2015	$ Change	% Change	$ Change	% Change
General and administrative	$575	$607	$702	$(32)	(5)%	$(94)	(13)%
Stock-based compensation	79	82	64	(2)	(3)	17	27
Total expenses	$654	$689	$766	$(35)	(5)	$(77)	(10)
% of Total revenue	8%	10%	12%
General and administrative expenses decreased in fiscal 2018 compared to fiscal 2016. The decrease was primarily driven by a decrease in IT-related costs, including telecommunication, equipment and depreciation, of $73 million, offset in part by decreased capitalization of internal-use software development costs of $27 million, as well as increased cash-based employee-related expenses of $33 million, resulting primarily from incremental growth in headcount and salaries.
General and administrative expenses decreased in fiscal 2016 compared to fiscal 2015. The decrease was primarily driven by a decrease in installment payments to certain key employees of AirWatch that were subject to the achievement of specified employment conditions, with the final installment payment occurring during the first quarter of 2016. As a result, compensation expense relating to these installment payments decreased by $132 million in 2016. These decreases in general and administrative expenses were partially offset by an increase in equipment, depreciation and facilities-related costs of $36 million. In addition, cash-based employee-related expenses increased by $32 million, driven by incremental growth in headcount and salaries, and stock-based compensation increased by $17 million, primarily due to an increase in restricted stock unit awards granted.
Realignment and Loss on Disposition
Realignment expenses and loss on disposition during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 2,	December 31,	December 31,	2018 vs. 2016		2016 vs. 2015
	2018	2016	2015	$ Change	% Change	$ Change	% Change
Realignment and loss on disposition	$90	$52	$23	$38	73%	$29	126%
% of Total revenue	1%	1%	—%
During the second quarter of fiscal 2018, we completed the sale of vCloud Air to OVH. Losses recognized in connection with this transaction were $90 million during fiscal 2018. Losses recognized on the disposition of vCloud Air include the impairment of fixed assets identified as part of the sale, as well as the costs associated with certain transition services, which primarily include employee-related expenses and costs associated with data-center colocation services. Transition services are to be provided over a period of 18 months, starting from the date of the sale.
On January 22, 2016, we approved a plan to streamline our operations, with plans to reinvest the associated savings in field, technical and support resources associated with growth products. As a result of these actions, approximately 800 positions were eliminated during fiscal 2016. We recognized $50 million of severance-related realignment expenses during fiscal 2016 on the consolidated statements of income (loss). Additionally, we consolidated certain facilities as part of this plan, which resulted in the recognition of $2 million of related expenses during fiscal 2016. Actions associated with this plan were substantially completed by December 31, 2016.
During fiscal 2015, we eliminated approximately 380 positions across all major functional groups and geographies to streamline our operations. As a result of these actions, $23 million of realignment expenses were recognized during fiscal 2015.

Investment Income
Investment income during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 2,	December 31,	December 31,	2018 vs. 2016		2016 vs. 2015
	2018	2016	2015	$ Change	% Change	$ Change	% Change
Investment income	$120	77	$49	$42	55%	$28	57%
% of Total revenue	2%	1%	1%
Investment income increased in fiscal 2018 compared to fiscal 2016 and fiscal 2016 compared to fiscal 2015, primarily as a result of increased interest income earned on our short-term investments resulting from both higher yields and higher invested balances.
Interest expense
Interest expense during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 2,	December 31,	December 31,	2018 vs. 2016		2016 vs. 2015
	2018	2016	2015	$ Change	% Change	$ Change	% Change
Interest expense	$(74)	$(26)	$(26)	$(48)	183%	$—	$—
% of Total revenue	1%	—%	—%
On August 21, 2017, we issued three series of unsecured senior notes (“Senior Notes”) pursuant to a public debt offering in the aggregate amount of $4,000 million. Upon closing, a portion of the net proceeds from the offering was used to repay two of the notes payable to Dell in the aggregate principal amount of $1,230 million. Interest expense increased by $48 million in fiscal 2018 compared to fiscal 2016, due to the issuance of the Senior Notes, offset in part by a reduction in interest expense on the notes payable to Dell. We expect interest expense for fiscal 2019 to be approximately $130 million.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 2,	December 31,	December 31,	2018 vs. 2016		2016 vs. 2015
	2018	2016	2015	$ Change	% Change	$ Change	% Change
Other income (expense), net	$66	$(17)	$(7)	$84	(479)%	$(11)	166%
% of Total revenue	1%	—%	—%
During fiscal 2018, we completed two step acquisitions, Wavefront, Inc. (“Wavefront”) and Velocloud Networks, Inc., which resulted in an aggregate gain of $42 million reported in other income (expense), net for the remeasurement of our respective ownership interest in each company.
During the third quarter of fiscal 2018, we repaid two of the notes payable to Dell in the aggregate principal amount of $1,230 million, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. During fiscal 2018, we recognized a gain on extinguishment of debt of $6 million, which was recorded in other income (expense), net.
The increase in other income (expense), net during fiscal 2018 as compared to fiscal 2016 was also driven by gains and losses on foreign currency exchange.
Transition Period
In conjunction with our change in fiscal year end, we had a Transition Period of 34 days that began on January 1, 2017 and ended on February 3, 2017. The most comparable prior-year period, the one month ended January 31, 2016, had a duration of 31 days.

The following table presents certain financial information during the periods presented (table in millions):

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
The income tax benefit recognized during the Transition Period was driven by the pre-tax loss incurred during the period and our Internal Revenue Code Section 199 deduction (“Deduction”), which reflected the impact of claiming a higher Deduction for two of our U.S. tax return periods compared to the Deduction for fiscal 2016, which was calculated on a separate return basis. Two tax returns were required, with the first covering the period prior to the Dell acquisition from January 1, 2016 to September 7, 2016 and the second covering the period following the Dell Acquisition through Dell’s fiscal 2017 which ended on February 3, 2017. The Deduction was greater during the two U.S tax return periods due to higher taxable income resulting from the acceleration of income recognized from unearned revenue for tax purposes.
Income Tax Provision
Our annual effective income tax rate was 68.4%, 19.5%, and 17.8% during fiscal 2018, 2016 and 2015, respectively. Our effective income tax rate in fiscal 2018 was substantially higher primarily due to approximately $970 million relating to the estimated effects of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”).
Key components of the tax expense relating to the 2017 Tax Act included provisional estimates for the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries of approximately $800 million, and the remeasurement of our deferred tax assets and liabilities of approximately $170 million resulting from the reduction in the U.S. statutory corporate tax rate from 35% to 21%, effective January 1, 2018. The reduction in the U.S. statutory corporate tax rate resulted in a blended U.S. statutory corporate tax rate of 34% during fiscal 2018.
Our tax expense in fiscal 2018 benefited from the recognition of excess tax benefits of $106 million, in connection with our adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718) during the first quarter of fiscal 2018. Previously, the excess tax benefits were recognized in additional paid-in capital on the consolidated balance sheets.
Our effective income tax rate in fiscal 2016 was higher than in fiscal 2015 primarily as a result of a shift in mix of earnings from our lower tax non-U.S. jurisdictions to the U.S. This impact from the shift in mix of earnings was partially offset by the favorable impact of lower unrecognized tax benefit additions recorded in fiscal 2016 as compared to fiscal 2015.
For the periods presented, our rate of taxation in non-U.S. jurisdictions was lower than our U.S. tax rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland, and as such, our annual effective tax rate can be significantly affected by the composition of our earnings in the U.S. and non-U.S. jurisdictions.
We are included in Dell’s consolidated tax group for U.S. federal income tax purposes and will continue to be included in Dell’s consolidated group for periods in which Dell beneficially owns at least 80% of the total voting power and value of our combined outstanding Class A and Class B common stock as calculated for U.S. federal income tax purposes. The percentage of voting power and value calculated for U.S. federal income tax purposes may differ from the percentage of outstanding shares beneficially owned by Dell due to the greater voting power of our Class B common stock as compared to our Class A common stock and other factors. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Should Dell’s ownership fall below 80% of the total voting power or value of our outstanding stock in any period, then we would no longer be included in the Dell consolidated group for U.S. federal income tax purposes, and our U.S. federal income tax would be reported separately from that of the Dell consolidated group.

Although our results are included in the Dell consolidated return for U.S. federal income tax purposes, our income tax provision, including provisional estimates of taxes relating to the 2017 Tax Act, is calculated primarily as though we were a separate taxpayer. However, under certain circumstances, transactions between us and Dell are assessed using consolidated tax return rules.
Our future effective tax rate will benefit significantly from certain provisions of the 2017 Tax Act, including the reduction in the U.S. statutory corporate tax rate. However, the effect of the Global Intangible Low-Taxed Income tax and the base erosion tax, as well as changes to our provisional accounting for the effects of the 2017 Tax Act during the measurement period, on our future effective tax rate is uncertain. Our future effective tax rate may also be affected by such factors as changes in tax laws, changes in our business or statutory rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, changes in the composition of earnings in the U.S. compared with other regions in the world and overall levels of income before tax, changes in our international organization, as well as the expiration of statute of limitations and settlements of audits.
Our Relationship with Dell
As of February 2, 2018, Dell controlled 31 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 81.9% of our total outstanding shares of common stock and 97.6% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell” in Part I, Item 1A of this Annual Report on Form 10-K.
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries, including EMC (collectively, “Dell”) from the effective date of the Dell Acquisition through February 2, 2018. Transactions prior to the effective date of the Dell Acquisition reflect transactions only with EMC and its consolidated subsidiaries.
Transactions with Dell
We engaged with Dell in the following ongoing intercompany transactions, which resulted in revenue and receipts and unearned revenue for us:

•
Pursuant to OEM and reseller arrangements, Dell integrates or bundles our products and services with Dell’s products and sells them to end users. Dell also acts as a distributor, purchasing our standalone products and services for resale to end-user customers through VMware-authorized resellers. Revenue under these arrangements is presented net of related marketing development funds and rebates paid to Dell.

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

Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
				Transition Period
	For the Year Ended			January 1 to	As of
	February 2,	December 31,	December 31,	February 3,	February 2,	February 3,
	2018	2016	2015	2017	2018	2017
Reseller revenue	$1,220	$508	$301	$44	$1,248	$616
Internal-use revenue	40	35	17	7	10	18
Professional services revenue	105	115	100	3	—	—
Agency fee revenue	2	4	6	—	—	—
Reimbursement for services to Pivotal	—	1	4	—	n/a	n/a
We engaged with Dell in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects.

•
In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and support from Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third party. These costs are included as expenses on our consolidated statements of income (loss) and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on our behalf in the U.S. that are recorded as expenses on our consolidated statements of income (loss).

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
Information about our costs from such arrangements during the periods presented consisted of the following (table in millions):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Purchases and leases of products and purchases of services	$142	$97	$63	$14
Collaborative technology project costs	—	—	5	—
Dell subsidiary support and administrative costs	123	105	100	13
We also purchase Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
From time to time, we and Dell also enter into joint marketing and development arrangements, for which both parties may incur costs.
During the second quarter of fiscal 2018, we acquired Wavefront. Upon closing of the acquisition, Dell was paid $20 million in cash for its non-controlling ownership interest in Wavefront.
Dell Financial Services (“DFS”)
DFS provided financing to certain of our end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both our end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $25 million during fiscal 2018 and were not significant during fiscal 2016 and the Transition Period.
EMC Equity Awards Held by VMware Employees
In connection with the Dell Acquisition, vesting was accelerated for all outstanding EMC stock options and restricted stock units and stock options were automatically exercised on the last trading day prior to the effective date of the merger. Our portion of the expense associated with accelerated EMC equity awards held by our employees was $7 million and was included within stock-based compensation expense on the consolidated statements of income (loss) during fiscal 2016.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	February 2,	February 3,
	2018	2017
Due (to) related parties	$(106)	$(85)
Due from related parties	638	178
Due from related parties, net	$532	$93
Amounts included in due from related parties, net, excluding DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Stock Purchase Arrangements with Dell
From time to time, we enter into stock purchase arrangements with Dell. The following table summarizes purchases of our Class A common stock from Dell, pursuant to stock purchase agreements entered into on December 15, 2016 and March 29, 2017 (aggregate purchase price in millions, shares in thousands):

	For the Year Ended
	February 2,	December 31,
	2018	2016
Aggregate purchase price	$725	$375
Class A common shares repurchased(1)	7,572	4,775
Weighted-average price per share	$95.75	$78.53
(1) The aggregate number of shares purchased was determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
We did not repurchase any shares of our Class A common stock from Dell during the Transition Period.
Notes Payable to Dell
On January 21, 2014, we entered into a note exchange agreement with Dell providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.
On August 21, 2017, we repaid two of the notes payable to Dell in the aggregate principal amount of $1,230 million, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. During fiscal 2018, we recognized a gain on extinguishment of debt of $6 million, which was recorded in other income (expense), net on the consolidated statements of income (loss). The remaining note payable of $270 million due December 1, 2022 may be prepaid without penalty or premium.
Interest is payable quarterly in arrears, at the annual rate of 1.75%. During fiscal years 2018, 2016 and 2015, interest expense of $16 million, $26 million and $26 million, respectively, was recognized. Interest expense during the Transition Period was not significant.
Pivotal
In April 2016, VMware contributed $20 million in cash to Pivotal in exchange for additional preferred equity interests in Pivotal. VMware’s ownership interest in Pivotal was 20% and 21% as of February 2, 2018 and February 3, 2017, respectively. This strategic investment is accounted for using the cost method.

Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	February 2,	February 3,
	2018	2017
Cash and cash equivalents	$5,971	$3,220
Short-term investments	5,682	5,173
Total cash, cash equivalents and short-term investments	$11,653	$8,393
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
As of February 2, 2018, our cash, cash equivalents and short-term investments held outside the U.S. were $8,609 million. We expect to repatriate a substantial portion of our foreign earnings over time as a result of the enactment of the 2017 Tax Act, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. We do not expect the composition of our cash, cash equivalents and short-term investments to change materially as a consequence of any repatriation.
The 2017 Tax Act imposes a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries and eliminates U.S. Federal taxes on foreign subsidiary distributions. As a result of the transition tax, we recorded a provisional estimate for income tax expense of approximately $800 million that was calculated on a separate tax return basis.
Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The 2017 Tax Act includes a deferral election for an eight-year installment payment method on such transition tax obligations. We currently expect to pay our transition tax obligation over a period of eight years.
During fiscal 2018, our cash, cash equivalents, and short-term investments increased primarily driven by the issuance of long-term debt and cash generated from operations, offset in part by the repayment of two of the notes payable to Dell and acquisitions. We expect that cash generated by operations will be our primary source of liquidity. We also believe that existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by the number and size of acquisitions, investments and stock repurchases, among other things.
Our cash flows summarized for the periods presented were as follows (table in millions):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Net cash provided by (used in):
Operating activities	$3,211	$2,381	$1,899	$361
Investing activities	(1,518)	(465)	(336)	7
Financing activities	1,058	(1,619)	(1,141)	62
Net increase in cash and cash equivalents	$2,751	$297	$422	$430
Operating Activities
Cash provided by operating activities increased $830 million in fiscal 2018 compared to fiscal 2016. Cash provided by operating activities benefited from increased cash collections due to increased sales and improved linearity due to the fiscal year change in fiscal 2018, and a decrease in tax payments as a result of significant tax payments made during fiscal 2016. These positive impacts were partially offset by higher cash outflows related to operating expenses, as well as increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount.

Cash provided by operating activities of $361 million during the Transition Period primarily reflected cash provided by cash collections, partially offset by cash payments for employee-related expenses.
Cash provided by operating activities increased $482 million in fiscal 2016 compared to fiscal 2015, driven primarily by increased cash collections due to growth in sales during fiscal 2016. Additionally, cash provided by operating activities in fiscal 2015 reflects payments for legal settlements, including $76 million for the GSA settlement, and approximately $185 million of installment payments made to certain key employees of AirWatch, with the final installment payment of $29 million paid during the first quarter of fiscal 2016. Cash provided by operating activities was partially offset by increases in cash payments for employee-related expenses including salaries, bonuses and commissions due to incremental growth in headcount and salaries. Cash paid for taxes under our tax sharing arrangement with Dell also increased from $144 million in fiscal 2015 to $373 million in fiscal 2016.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities is affected by the sales and maturities of our available-for-sale securities.
Cash used in investing activities increased $1,053 million in fiscal 2018 compared to fiscal 2016, driven primarily by an increase in net cash used in business combinations of $597 million, property and equipment additions of $110 million, and net purchases of available-for-sale securities of $311 million.
Cash used in investing activities increased $129 million in fiscal 2016 compared to fiscal 2015, driven primarily by increased cash used for net purchases of our available-for-sale securities. In addition, in fiscal 2015, we released $75 million from escrow related to payments made to certain employees of AirWatch, which was reflected as an inflow within investing activities. These increases were partially offset by a decrease in property and equipment additions of $180 million.
Financing Activities
Cash provided by financing activities increased $2,677 million in fiscal 2018 compared to fiscal 2016, driven primarily by the net cash proceeds received from the issuance of long-term debt of $3,961 million, partially offset by the repayment of two of our outstanding notes payable to Dell of $1,225 million.
Cash provided by financing activities of $62 million during the Transition Period was driven by cash proceeds from the issuance of common stock of $61 million, resulting primarily from our employee stock purchase plan.
Cash used in financing activities increased $478 million in fiscal 2016 compared to fiscal 2015, primarily as a result of an increase in our repurchase of our common stock.
Long-term Debt
On August 21, 2017, we issued Senior Notes pursuant to a public debt offering in the aggregate amount of $4,000 million, which consisted of outstanding principal due on the following dates: $1,250 million due August 21, 2020, $1,500 million due August 21, 2022 and $1,250 million due August 21, 2027. The notes bear interest, payable semi-annually in arrears on February 21 and August 21 of each year, at annual rates of 2.30%, 2.95% and 3.90%, respectively. In future periods, the annual interest expense related to the three notes is expected to be approximately $130 million in the aggregate. We used a portion of the net proceeds from the offering to repay certain notes payable to Dell due May 1, 2018 and May 1, 2020, and intend to use the remaining proceeds to fund additional purchases of up to $1,000 million of our Class A common stock through August 31, 2018 and for general corporate purposes, including mergers and acquisitions and repaying other indebtedness.
The Senior Notes also include restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of February 2, 2018, there were no outstanding borrowings under the Credit Facility. The credit agreement contains certain representations, warranties and covenants.

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
Interest is payable quarterly in arrears, at the annual rate of 1.75%. During fiscal 2018, $19 million was paid for interest related to these notes. During fiscal 2016 and 2015, $26 million was paid for interest related to these notes.
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired. During August 2017, our board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018. As of February 2, 2018, the cumulative authorized amount remaining for repurchase under an authorize program was $876 million. Refer to Note O to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
While we have temporarily suspended our stock repurchase program in light of the Schedule 13D/A filed by Dell on February 2, 2018 (the “13D/A”), we continue to see stock repurchases as a key component of our capital allocation program. The 13D/A stated that Dell’s board of directors is evaluating potential business opportunities that include continuing with their existing ownership structure, a public offering of Dell Common Stock, or a business combination with us.
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
We are unable to determine the maximum potential amount under these indemnification agreements due to our limited history with prior indemnification claims and the unique facts and circumstances involved in each particular situation. Historically, costs related to these indemnification provisions have not been significant.

Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of February 2, 2018 (table in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Notes(1)	$4,796	$122	$1,494	$1,686	$1,494
Note payable to Dell(2)	293	5	9	279	—
Operating leases(3)	860	87	141	87	545
Purchase obligations	73	45	26	2	—
Other contractual commitments(4)	24	4	8	5	7
Sub-Total	6,046	263	1,678	2,059	2,046
Uncertain tax positions(5)	302
Total	$6,348

(1)
Consists of principal and interest payments on the Senior Notes. Refer to “Liquidity and Capital Resources” for a discussion of the public debt offering we issued on August 21, 2017 in the aggregate amount of $4,000 million.

(2)
Consists of principal and interest payments on the outstanding note payable to Dell. Refer to “Liquidity and Capital Resources” for a discussion of the $270 million note payable we entered into with Dell per the note exchange agreement from January 21, 2014.

(3)	Our operating leases are primarily for facility space and land, and amounts in the table above exclude expected sublease income.

(4)	Consisting of various contractual agreements, which include commitments on the lease for our Washington data center facility and asset retirement obligations.

(5)
As of February 2, 2018, we had $302 million of gross uncertain tax benefits, excluding interest and penalties. The timing of future payments relating to these obligations is highly uncertain. Based on the timing and outcome of examinations of our subsidiaries, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that within the next 12 months total net unrecognized tax benefits could be potentially reduced by approximately $23 million.

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
Revenue Recognition
We derive revenue primarily from licensing our software under perpetual licenses and based on consumption, related software maintenance and support, training, consulting services and hosted services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been provided, the sales price is fixed or determinable, and collectibility is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue recognized.
We enter into multiple-element revenue arrangements in which a customer may purchase a combination of software, maintenance and support, training, consulting services and hosted services. If a product or service included in a software-

related multiple-element arrangement has not been delivered, and is not considered essential to the functionality of the delivered products or services, we must determine the fair value of each undelivered product or service using VSOE. Absent VSOE, revenue is deferred until VSOE of fair value exists for each of the undelivered products or services, or until all elements of the arrangement have been delivered. However, if the only undelivered element without VSOE is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.
VSOE of fair value for an undelivered element is generally based on historical stand-alone sales to third parties. In limited instances, for an offering that is not yet sold, VSOE is the price established by management, including contractual renewal rate, if it is probable that the price will not change when introduced to the marketplace. In determining VSOE of fair value, we require that the selling prices for a product or service fall within a reasonable pricing range. For multiple-element arrangements that contain software and non-software elements, we allocate revenue to software or software-related elements as a group and any non-software elements separately based on relative selling prices using the selling price hierarchy. The relative selling price for each deliverable is determined using VSOE, if it exists, or third-party evidence (“TPE”) of selling price. TPE of selling price is based on evaluation of prices charged for competitor products or services sold to similarly situated customers. As our offerings contain significant proprietary technology and provide different features and functionality, comparable prices of similar products typically cannot be obtained and relied upon. If neither VSOE nor TPE of selling price exist for a deliverable, best estimate of selling price (“BESP”) is used for that deliverable. We use BESP in allocation of arrangement consideration. We determine BESP by considering our overall pricing objectives and practices across different sales channels.
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
Rebate Reserves
We offer rebates to certain channel partners, which are recognized as a reduction to revenue or unearned revenue. Rebates based on actual partner sales are recognized as a reduction to revenue as the underlying revenue is recognized. Rebates earned based upon partner achievement of cumulative level of sales are recognized as a reduction of revenue proportionally for each sale that is required to achieve the target.
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
Accounting for Income Taxes
We are included in Dell’s consolidated tax group for U.S. federal income tax purposes, and will continue to be included in Dell’s consolidated group for periods in which Dell beneficially owns at least 80% of the total voting power and value of our combined outstanding Class A and Class B common stock as calculated for U.S. federal income tax purposes. The percentage of voting power and value calculated for U.S. federal income tax purposes may differ from the percentage of outstanding shares beneficially owned by Dell due to the greater voting power of our Class B common stock as compared to our Class A common stock and other factors. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon.
Our income tax expense and the related income tax balance sheet accounts, including estimated effect resulting from the 2017 Tax Act, is calculated primarily as though we were a separate taxpayer. However, under certain circumstances, transactions between us and Dell are assessed using consolidated tax return rules. The difference between the income taxes payable that is calculated on a separate tax return basis and the amount paid to Dell pursuant to our tax sharing agreement with Dell is presented as a component of additional paid-in capital, generally in the period in which the consolidated return is filed. Our assumptions, judgments and estimates used to calculate our income tax expense considers current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.
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
The 2017 Tax Act introduces significant changes to U.S. income tax law including a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries and a reduction of the U.S. statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows recognition of provisional tax amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we have made reasonable estimates for these effects and recorded provisional amounts on our consolidated financial statements for fiscal 2018. We have not yet finalized our calculation of the total foreign earnings and profits for our respective foreign subsidiaries. In addition, we do not have sufficient information available, prepared or analyzed to develop a reasonable estimate of the deferred tax liability related to remaining outside basis differences, withholding taxes, certain state taxes, and other items; as such, we have not estimated these impacts as permitted by SAB 118.
Provisional taxes relating to the effect of the tax law changes, including the estimated transition tax and the remeasurement of U.S. deferred tax assets and liabilities, among others, were recognized during fiscal 2018. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies and relevant authorities, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. We expect to complete our analysis within the measurement period permitted under SAB 118.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Act require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. GAAP allows us to choose between an accounting policy which treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. Due to the timing of the enactment and the complexity involved in applying the GILTI provisions, we do not have sufficient information available, prepared or analyzed to develop a reasonable estimate or establish an accounting policy for GILTI; therefore, we have not recorded any tax impacts associated with GILTI on our consolidated financial statements for fiscal 2018.
We are subject to tax in the U.S. and in multiple foreign tax jurisdictions. Our U.S. liquidity needs are currently satisfied using cash flows generated from our U.S. operations, borrowings, or both. We also utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed. Prior to fiscal 2018, we did not recognize a deferred tax liability related to undistributed foreign earnings of our subsidiaries because such earnings were considered to be indefinitely reinvested in our foreign operations, or were remitted substantially free of U.S. tax. Under the 2017 Tax Act, all foreign earnings are subject to U.S. taxation. As a result, we expect to repatriate a substantial portion of our foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. The Company has recorded a provisional estimate for the transition tax on these earnings.
Our deferred tax assets reflect our estimates of the amount and category of future taxable income, such as income from operations and capital gains, and also take into account valuation allowances that consider other key factors that might restrict our ability to realize the deferred tax assets. In addition, our deferred tax assets reflect a provisional estimate relating to the reduction of the U.S. statutory corporate income tax rate under the 2017 Tax Act. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate.

New Accounting Pronouncements
Topic 606, Revenue from Contracts with Customers
During May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, which provide interpretive clarifications on the guidance in Topic 606 (collectively, “Topic 606”). The updated revenue standard replaces all existing revenue recognition guidance under GAAP and establishes common principles for recognizing revenue for all industries. It also provides guidance on the accounting for costs to fulfill or obtain a customer contract. The core principle underlying the updated standard is the recognition of revenue based on consideration expected to be entitled from the transfer of goods or services to a customer. The updated standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the full retrospective or cumulative effect transition method.
We plan to adopt Topic 606 using the full retrospective transition method when it becomes effective for us in the first quarter of fiscal 2019. Currently, we defer license revenue related to the sale of perpetual licenses in the event certain revenue recognition criteria are not met. This would include transactions that offer undelivered future products including emerging products that are offered as part of product promotions, where VSOE of fair value has not been established. However, under Topic 606, we would generally expect that substantially all license revenue related to the sale of perpetual licenses will be recognized upon delivery. In addition, under Topic 606, revenue from on-premise license sales to original equipment manufacturers (“OEMs”) or rental of on-premise licenses to our VCPP partners will be recognized when the sale or usage occurs. As a result, for periods where reporting of sales or consumption by OEMs or VCPP partners, respectively, are not available, revenue will be recognized based on estimated sales or usage.
The net impact of adopting Topic 606 to license and total revenue is not expected to be material for fiscal 2018. Deferred license revenue as of February 2, 2018 is expected to decrease by approximately $350 million, primarily due to the acceleration of revenue recognition for on-premise license sales that were deferred under previous accounting guidance, and due to prepayments on contracts with various cancellation rights. In limited situations, our contracts include termination clauses allowing customers to terminate without penalty. Under Topic 606, prepayments received from customers for contracts, or a portion of a contract, subject to termination without penalty will be recorded as a customer deposit in accrued expenses and other on the consolidated balance sheets. Under previous guidance, prepayments received from customers were recorded in unearned revenue on the consolidated balance sheets.
Topic 606 is also expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions. Incremental costs to obtain contracts with customers are deferred and recognized over the expected period of benefit. As a result, additional commission costs will be deferred and amortized over a longer duration. Other assets on the consolidated balance sheets are expected to increase by approximately $600 million as of February 2, 2018 due to the treatment of commission costs under Topic 606. In addition, sales and marketing expense under Topic 606 is expected to decrease by approximately $90 million for fiscal 2018, primarily due to the treatment of commission costs.
We are continuing to evaluate the effect that Topic 606 will have on our consolidated financial statements, including the impact on income tax expense and related balance sheet accounts. In preparation for the adoption of the updated standard, we have implemented a new revenue recognition software to enable us to perform the accounting assessment related to the standard and are in the process of implementing internal controls. The preliminary adjustments under Topic 606 may differ from the final adjusted consolidated financial statements for fiscal 2018.
ASU No. 2016-02, Leases
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The updated standard also requires additional disclosure regarding leasing arrangements. It is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, and we expect that most of our lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.
ASU No. 2016-16, Income Taxes
During October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize at the transaction date the income tax consequences of intra-entity asset transfers. Previous guidance required the tax effects from intra-entity asset transfers to be deferred until that asset is sold to a third party or recovered through use. The updated standard is effective for annual and interim periods beginning after December 15, 2017 and requires a modified retrospective transition method. Historically, we have transferred intellectual property between our legal entities. While we are continuing to assess the potential effects, transfers of intellectual property between our legal entities occurring after the adoption of this updated standard could have a material impact on our consolidated statements of income (loss) in the period that the transfer occurs.

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
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, we enter into forward contracts. We enter into forward contracts annually, which have maturities of twelve months or less. As of February 2, 2018 and February 3, 2017, we had outstanding forward contracts with a total notional value of $318 million and $250 million, respectively. The fair value of these forward contracts was not significant as of February 2, 2018 and February 3, 2017.
Forward Contracts Not Designated as Hedges. We enter into forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. Our forward contracts are traded on a monthly basis and typically have a contractual term of one month. As of February 2, 2018 and February 3, 2017, we had outstanding forward contracts with a total notional value of $1,020 million and $834 million, respectively. The fair value of these forward contracts was not significant as of February 2, 2018 and February 3, 2017.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss of $131 million in fair value of our forward contracts as of February 2, 2018. This sensitivity analysis disregards any offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not, and do not intend to use derivative financial instruments for trading or speculative purposes. Refer to Note I to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Interest Rate Risk
Fixed Income Securities
Our fixed income investment portfolio is denominated in U.S. dollars and consists of various sectors at different maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk.
Sensitivity Analysis. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. Hypothetical increases in interest rates of 50 basis points and 100 basis points would have decreased the fair value of our fixed income investment portfolio as of February 2, 2018 by $40 million and $79 million, respectively. Hypothetical decreases in interest rates of 50 basis points and 100 basis points would have increased the fair value of our fixed income investment portfolio as of February 2, 2018 by $40 million and $79 million, respectively.
This sensitivity analysis assumes a parallel shift of all interest rates; however, interest rates do not always move in such a manner and actual results may differ significantly. We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. These instruments are not leveraged and we do not intend to use them for speculative purposes. Refer to Notes F and H to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Equity Price Risk
Strategic Investments
Our strategic investments include privately held companies which are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. The carrying values of our strategic investments were accounted for under the cost method. We evaluate the strategic investments in our portfolio to assess whether they are other-than-temporarily impaired. The evaluation is based on information provided by these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided. The carrying value of VMware’s strategic investments was $146 million and $139 million as of February 2, 2018 and February 3, 2017, respectively.
Marketable Equity Securities
Our marketable equity investment in a publicly traded company is subject to market price risk. As of February 2, 2018 and February 3, 2017, our total investment was $33 million and $22 million, respectively. At any time, a fluctuation in the price of each equity security could have an adverse impact on the fair value of our investment. A hypothetical adverse price change of 10% would not materially decrease the fair value of our marketable equity security as of February 2, 2018. Refer to Notes F and H to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
VMware, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Income (Loss) for the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period from January 1, 2017 to February 3, 2017	59
Consolidated Statements of Comprehensive Income (Loss) for the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period from January 1, 2017 to February 3, 2017	60
Consolidated Balance Sheets at February 2, 2018 and February 3, 2017	61
Consolidated Statements of Cash Flows for the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period from January 1, 2017 to February 3, 2017	62
Consolidated Statements of Stockholders’ Equity for the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period from January 1, 2017 to February 3, 2017	63
Notes to Consolidated Financial Statements	64
Schedule:
Schedule II—Valuation and Qualifying Accounts for the years ended February 2, 2018, December 31, 2016, December 31, 2015 and the Transition Period from January 1, 2017 to February 3, 2017	107
Note: All other financial statement schedules are omitted because they are not applicable or the required information is included on the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of VMware, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of VMware, Inc. and its subsidiaries as of February 2, 2018 and February 3, 2017, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for the year ended February 2, 2018, the period from January 1, 2017 to February 3, 2017, and for each of the two years in the period ended December 31, 2016, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2018 and February 3, 2017, and the results of their operations and their cash flows for the year ended February 2, 2018, the period from January 1, 2017 to February 3, 2017, and for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 29, 2018

We have served as the Company’s auditor since 2007.

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(amounts in millions, except per share amounts, and shares in thousands)

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Revenue:
License(1)	$3,195	$2,794	$2,720	$125
Services(2)	4,727	4,299	3,927	371
GSA settlement	—	—	(76)	—
Total revenue	7,922	7,093	6,571	496
Operating expenses(3):
Cost of license revenue	157	159	186	13
Cost of services revenue	984	894	832	80
Research and development	1,755	1,503	1,300	150
Sales and marketing	2,593	2,357	2,267	231
General and administrative	654	689	766	63
Realignment and loss on disposition	90	52	23	—
Operating income (loss)	1,689	1,439	1,197	(41)
Investment income	120	77	49	8
Interest expense	(74)	(26)	(26)	(2)
Other income (expense), net	66	(17)	(7)	1
Income (loss) before income tax	1,801	1,473	1,213	(34)
Income tax provision (benefit)	1,231	287	216	(26)
Net income (loss)	$570	$1,186	$997	$(8)
Net income (loss) per weighted-average share, basic for Classes A and B	$1.40	$2.82	$2.35	$(0.02)
Net income (loss) per weighted-average share, diluted for Classes A and B	$1.38	$2.78	$2.34	$(0.02)
Weighted-average shares, basic for Classes A and B	406,738	420,520	424,003	408,625
Weighted-average shares, diluted for Classes A and B	413,368	423,994	426,547	408,625
__________
(1) Includes related party license revenue of $722 million for the year ended February 2, 2018 (refer to Note B).
(2) Includes related party services revenue of $645 million for the year ended February 2, 2018 (refer to Note B).
(3) Includes stock-based compensation as follows:
Cost of license revenue	$2	$2	$2	$—
Cost of services revenue	50	52	44	5
Research and development	355	305	226	31
Sales and marketing	197	195	168	19
General and administrative	79	82	64	7
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Net income (loss)	$570	$1,186	$997	$(8)
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of tax provision (benefit) of ($5), ($4), ($4) and $1	(12)	(6)	(7)	2
Reclassification of (gains) losses realized during the period, net of tax benefit of $2, $3, $— and $—	3	5	—	—
Net change in market value of available-for-sale securities	(9)	(1)	(7)	2
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision of $— for all periods	1	1	—	3
Reclassification of (gains) losses realized during the period, net of tax provision of $— for all periods	(3)	(1)	—	—
Net change in market value of effective foreign currency forward contracts	(2)	—	—	3
Total other comprehensive income (loss)	(11)	(1)	(7)	5
Total comprehensive income (loss), net of taxes	$559	$1,185	$990	$(3)
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)

	February 2,	February 3,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,971	$3,220
Short-term investments	5,682	5,173
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,312	1,192
Due from related parties, net	532	93
Other current assets	237	173
Total current assets	13,734	9,851
Property and equipment, net	1,074	1,042
Other assets	323	249
Deferred tax assets	346	716
Intangible assets, net	548	507
Goodwill	4,597	4,032
Total assets	$20,622	$16,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$53
Accrued expenses and other	1,241	887
Unearned revenue	3,777	3,349
Total current liabilities	5,033	4,289
Notes payable to Dell	270	1,500
Long-term debt	3,964	—
Unearned revenue	2,473	1,991
Income tax payable	954	281
Other liabilities	152	120
Total liabilities	12,846	8,181
Contingencies (refer to Note K)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 103,776 and 110,060 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	844	1,843
Accumulated other comprehensive loss	(15)	(4)
Retained earnings	6,943	6,373
Total stockholders’ equity	7,776	8,216
Total liabilities and stockholders’ equity	$20,622	$16,397
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Operating activities:
Net income (loss)	$570	$1,186	$997	$(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	336	345	335	29
Stock-based compensation	683	636	504	62
Excess tax benefits from stock-based compensation	—	(15)	(28)	(5)
Deferred income taxes, net	386	(8)	(31)	(254)
Loss on disposition	82	—	—	—
(Gain) loss on disposition of assets, revaluation and impairment	(45)	30	5	—
Gain on extinguishment of debt	(6)	—	—	—
(Gain) loss on Dell stock purchase	2	(8)	—	(1)
Other	3	(2)	(1)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(113)	(224)	(114)	664
Other assets	(136)	(215)	32	190
Due to/from related parties, net	(440)	(54)	(21)	39
Accounts payable	(35)	(9)	(35)	(68)
Accrued expenses and other liabilities	324	187	1	(41)
Income taxes payable	660	(15)	13	38
Unearned revenue	940	547	242	(284)
Net cash provided by operating activities	3,211	2,381	1,899	361
Investing activities:
Additions to property and equipment	(263)	(153)	(333)	(18)
Purchases of available-for-sale securities	(4,269)	(3,725)	(3,323)	(38)
Sales of available-for-sale securities	2,195	2,227	2,193	43
Maturities of available-for-sale securities	1,573	1,307	1,100	20
Purchases of strategic investments	(37)	(49)	(14)	—
Proceeds from disposition of assets	13	4	4	—
Business combinations, net of cash acquired	(671)	(74)	(38)	—
Net cash paid on disposition of a business	(53)	—	—	—
Decrease (increase) in restricted cash	(6)	(2)	75	—
Net cash provided by (used in) investing activities	(1,518)	(465)	(336)	7
Financing activities:
Proceeds from issuance of common stock	122	109	126	61
Net proceeds from issuance of long-term debt	3,961	—	—	—
Repayment of notes payable to Dell	(1,225)	—	—	—
Proceeds from (payment to acquire) non-controlling interests	—	(4)	4	—
Repurchase of common stock	(1,449)	(1,575)	(1,125)	—
Excess tax benefits from stock-based compensation	—	15	28	5
Shares repurchased for tax withholdings on vesting of restricted stock	(351)	(164)	(174)	(4)
Net cash provided by (used in) financing activities	1,058	(1,619)	(1,141)	62
Net increase in cash and cash equivalents	2,751	297	422	430
Cash and cash equivalents at beginning of the period	3,220	2,493	2,071	2,790
Cash and cash equivalents at end of the period	$5,971	$2,790	$2,493	$3,220
Supplemental disclosures of cash flow information:
Cash paid for interest	$21	$29	$28	$—
Cash paid for taxes, net	177	467	231	3
Non-cash items:
Changes in capital additions, accrued but not paid	$10	$(7)	$(49)	$(6)
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2015	129	$1	300	$3	$3,380	$4,198	$(1)	$5	$7,586
Proceeds from issuance of common stock	4	—	—	—	126	—	—	—	126
Repurchase and retirement of common stock	(13)	—	—	—	(1,125)	—	—	—	(1,125)
Issuance of restricted stock, net of cancellations	5	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(173)	—	—	—	(173)
Stock-based compensation	—	—	—	—	504	—	—	—	504
Excess tax benefits from stock-based compensation	—	—	—	—	3	—	—	—	3
Credit from tax sharing arrangement	—	—	—	—	13	—	—	—	13
Total other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	(7)
Activities with non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	997	—	—	997
Balance, December 31, 2015	122	1	300	3	2,728	5,195	(8)	4	7,923
Proceeds from issuance of common stock	3	—	—	—	109	—	—	—	109
Repurchase and retirement of common stock	(21)	—	—	—	(1,575)	—	—	—	(1,575)
Issuance of restricted stock, net of cancellations	7	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(167)	—	—	—	(167)
Stock-based compensation	—	—	—	—	636	—	—	—	636
Tax shortfall from stock-based compensation	—	—	—	—	(24)	—	—	—	(24)
Credit from tax sharing arrangement	—	—	—	—	15	—	—	—	15
Total other comprehensive income (loss)	—	—	—	—	—	—	(1)	—	(1)
Activities with non-controlling interests	—	—	—	—	(1)	—	—	(4)	(5)
Net income	—	—	—	—	—	1,186	—	—	1,186
Balance, December 31, 2016	108	1	300	3	1,721	6,381	(9)	—	8,097
Proceeds from issuance of common stock	2	—	—	—	61	—	—	—	61
Shares withheld for tax withholdings on vesting of restricted stock	—	—	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	—	—	62	—	—	—	62
Excess tax benefits from stock-based compensation	—	—	—	—	2	—	—	—	2
Credit from tax sharing arrangement	—	—	—	—	4	—	—	—	4
Total other comprehensive income (loss)	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	(8)	—	—	(8)
Balance, February 3, 2017	110	1	300	3	1,843	6,373	(4)	—	8,216
Proceeds from issuance of common stock	2	—	—	—	122	—	—	—	122
Issuance of stock-based awards in acquisition	—	—	—	—	4	—	—	—	4
Repurchase and retirement of common stock	(14)	—	—	—	(1,456)	—	—	—	(1,456)
Issuance of restricted stock, net of cancellations	9	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(348)	—	—	—	(348)
Stock-based compensation	—	—	—	—	683	—	—	—	683
Credit from tax sharing arrangement	—	—	—	—	(4)	—	—	—	(4)
Total other comprehensive income (loss)	—	—	—	—	—	—	(11)	—	(11)
Net income	—	—	—	—	—	570	—	—	570
Balance, February 2, 2018	104	$1	300	$3	$844	$6,943	$(15)	$—	$7,776
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology (“IT”) driven innovation is disrupting markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. To take on this challenge, businesses need a flexible and secure digital foundation. VMware provides compute, cloud, mobility, networking and security infrastructure software to businesses that provides a flexible digital foundation for the applications that empower businesses to serve their customers globally.
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual financial reporting.
VMware was incorporated as a Delaware corporation in 1998, was acquired by EMC Corporation (“EMC”) in 2004 and conducted its initial public offering of VMware’s Class A common stock in August 2007. Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC, including EMC’s majority control of VMware (the “Dell Acquisition”). As a result of the Dell Acquisition, EMC became a wholly-owned subsidiary of Dell and VMware became an indirectly held, majority-owned subsidiary of Dell. As of February 2, 2018, Dell controlled 81.9% of VMware’s outstanding common stock and 97.6% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
As VMware is a majority-owned and controlled subsidiary of Dell, its results of operations and financial position are consolidated with Dell’s financial statements. Transactions prior to the effective date of Dell’s Acquisition represent transactions only with EMC and its consolidated subsidiaries.
Effective January 1, 2017, VMware’s fiscal year changed from a fiscal year ending on December 31 of each calendar year to a fiscal year consisting of a 52- or 53-week period ending on the Friday nearest to January 31 of each year. The period that began on January 1, 2017 and ended on February 3, 2017 is reflected as a transition period (the “Transition Period”). VMware’s first full fiscal year 2018 under the revised fiscal calendar is a 52-week year that began on February 4, 2017 and ended on February 2, 2018. The Company has included its audited consolidated financial statements for the Transition Period in this Annual Report on Form 10-K. Prior-period financial statements have not been recast.
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
Principles of Consolidation
The consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. Non-controlling interests are presented as a separate component within total stockholders’ equity and represent the equity and cumulative pro-rata share of the results of operations attributable to the non-controlling interests. The portion of results of operations attributable to the non-controlling interests is eliminated in other income (expense), net on the consolidated statements of income (loss) and is not presented separately as the amount was not material for the periods presented. During 2016, VMware acquired all of the non-controlling interests previously presented as a separate component within total stockholders’ equity.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to, trade receivable valuation, marketing development funds and rebates, useful lives assigned to fixed assets and intangible assets, valuation of goodwill and definite-lived intangibles, income taxes, stock-based compensation and contingencies. Actual results could differ from those estimates.
Revenue Recognition
VMware derives revenue primarily from licensing software under perpetual licenses and based on consumption, related software maintenance and support, training, consulting services and hosted services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been provided, the sales price is fixed or determinable and collectibility is probable.
License Revenue
VMware sells most of its license software through distributors, resellers, system vendors, systems integrators and through its direct sales force. VMware recognizes revenue from the sale of its software licenses upon shipment, provided all other revenue recognition criteria have been met. VMware also rents its software to customers using a pay-as-you-go consumption model. Revenue from this selling model is generally recognized based upon the customer’s reported usage. When software license arrangements are offered with new products that become available on a when-and-if-available basis, revenue associated with these arrangements is recognized ratably over the subscription period.
For software sold by system vendors that is bundled with their hardware, unless VMware has a separate license agreement which governs the transaction, revenue is recognized in arrears upon the receipt of royalty reports.
Services Revenue
VMware’s services revenue generally consists of software maintenance and support, training, consulting services and hosted services. Software maintenance and support offerings entitle customers to receive major and minor product upgrades on a when-and-if-available basis and technical support. Revenue from software maintenance and support offerings is generally recognized ratably over the contract period.
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
VMware’s hosted services consist of certain software offerings sold as a service without the customer’s ability to take possession of the software over the subscription term. These arrangements are offered to VMware’s customers over a specified period of time and revenue is recognized equally in both license and services revenue ratably over the subscription term commencing upon delivery of the service. Hosted services are also provided on a consumption basis with revenue recognized commensurate with the customer’s usage of the related services.
Rebate Reserves and Marketing Development Funds
Rebates are offered to certain channel partners, which are recognized as a reduction to revenue or unearned revenue. Rebates based on actual partner sales are recognized as a reduction to revenue as the underlying revenue is recognized. Rebates earned based upon partner achievement of cumulative level of sales are recognized as a reduction of revenue proportionally for eligible sales required to achieve the target.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
VSOE of fair value for an undelivered element is generally based on historical stand-alone sales to third parties. In limited instances, for an offering that is not yet sold, VSOE is the price established by management, including contractual renewal rate, if it is probable that the price will not change when introduced to the marketplace. In determining VSOE of fair value, VMware requires that the selling prices for a product or service fall within a reasonable pricing range. VMware has established VSOE for its software maintenance and technical support services, consulting services and training.
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
Unearned revenue substantially consists of customer billings and payments received in advance of revenue recognition for products and services described above.
Foreign Currency Remeasurement
The United States (“U.S.”) dollar is the functional currency of VMware’s foreign subsidiaries. VMware records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange gains and losses in other income (expense), net on the consolidated statements of income (loss). These gains and losses are net of those recognized on foreign currency forward contracts (“forward contracts”) not designated as hedges that VMware enters into to partially mitigate its exposure to foreign currency fluctuations. A net gain of $10 million and a net loss of $11 million were recognized during the years ended February 2, 2018 and December 31, 2015, respectively. Net gains and losses during the year ended December 31, 2016 and the Transition Period were not significant.
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
Fixed income investments are reported at market value and unrealized gains and losses on these investments, net of taxes, are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains or losses

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are included on the consolidated statements of income (loss). Gains and losses on the sale of fixed income securities issued by the same issuer and of the same type are determined using the first-in first-out (“FIFO”) method. When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included on the consolidated statements of income (loss).
Cash balances that are restricted pursuant to the terms of various agreements are classified as restricted cash and included in other current assets and other assets in the accompanying consolidated balance sheets. As of February 2, 2018 and February 3, 2017, the total amount of VMware’s restricted cash was $32 million and $19 million, respectively.
As of February 2, 2018, VMware’s total cash, cash equivalents and short-term investments were $11,653 million, of which $8,609 million was held outside the U.S.
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
Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized on the consolidated statements of income (loss). Repair and maintenance costs that do not extend the economic life of the underlying assets are expensed as incurred.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Measurement period adjustments are recorded during the period in which the adjustment amount is determined. All other adjustments are recorded to the consolidated statements of income (loss).
Costs to effect an acquisition are recorded in general and administrative expenses on the consolidated statements of income (loss) as the expenses are incurred. Gains recognized for the remeasurement of ownership interest to fair value upon completion of a step acquisition are recorded in other income (expense), net on the consolidated statements of income (loss).
Purchased Intangible Assets and Goodwill
Goodwill is evaluated for impairment during the third quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. VMware elected to perform a quantitative assessment of goodwill with respect to its one reporting unit. In doing so, VMware compared the enterprise fair value to the carrying amount of the reporting unit, including goodwill. VMware concluded that, to date, there have been no impairments of goodwill.
Purchased intangible assets with finite lives are generally amortized over their estimated useful lives using the straight-line method. VMware reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
VMware previously evaluated goodwill for impairment during the fourth quarter of each year. Effective January 1, 2017, the Company changed its fiscal year end from December 31 of each calendar year to a 52- or 53-week period ending on the Friday nearest to January 31 of each year. During the third quarter of fiscal 2018, VMware changed the date of its annual goodwill impairment test from the fourth quarter to the third quarter. Management believes this voluntary change is preferable as the timing of its annual goodwill impairment test during the third quarter aligns with Dell’s. The goodwill impairment test date change was applied prospectively for the fiscal year beginning February 3, 2017 and had no effect on the Company’s consolidated financial statements as of February 2, 2018 and February 3, 2017.
Derivative Instruments and Hedging Activities
Derivative instruments are measured at fair value and reported as current assets and current liabilities on the consolidated balance sheets, as applicable.
To manage VMware’s exposure to foreign currency fluctuations, VMware enters into forward contracts to hedge a portion of VMware’s net outstanding monetary asset or liability positions. These forward contracts are generally entered into on a monthly basis, with a typical contractual term of one month. These forward contracts are not designated as hedging instruments under applicable accounting guidance and therefore are adjusted to fair value through other income (expense), net on the consolidated statements of income (loss).
Additionally, VMware enters into forward contracts which it designates as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain foreign currencies. These forward contracts are entered into annually, have maturities of twelve months or less, and are adjusted to fair value through accumulated other comprehensive income (loss), net of tax, on the consolidated balance sheets. When the underlying expense transaction occurs, the gains or losses on the forward contract are subsequently reclassified from accumulated other comprehensive loss to the related operating expense line item on the consolidated statements of income (loss).
The Company does not, and does not intend to, use derivative financial instruments for trading or speculative purposes.
Employee Benefit Plans
The Company has a defined contribution program for U.S. employees that complies with Section 401(k) of the Internal Revenue Code. In addition, the Company offers defined contribution plans to employees in certain countries outside the U.S. During the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period, the Company contributed $98 million, $86 million, $78 million and $12 million, respectively, to its defined contribution plans.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $36 million, $21 million and $22 million during the years ended February 2, 2018, December 31, 2016 and December 31, 2015, respectively. Advertising expense during the Transition Period was not significant.
Income Taxes
Income taxes as presented herein are calculated on a separate tax return basis, although VMware is included in the consolidated tax return of Dell. However, under certain circumstances, transactions between VMware and Dell are assessed using consolidated tax return rules. Deferred tax assets and liabilities are recognized for the expected future tax consequences of

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) introduces significant changes to U.S. income tax law including a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries and a reduction of the U.S. statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows recognition of provisional tax amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, the Company has made reasonable estimates for these effects and recorded provisional amounts on its consolidated financial statements for fiscal 2018. The Company has not yet finalized its calculation of the total foreign earnings and profits for its respective foreign subsidiaries. In addition, the Company does not have sufficient information available, prepared or analyzed to develop a reasonable estimate of the deferred tax liability related to remaining outside basis differences, withholding taxes, certain state taxes, and other items; as such, the Company has not estimated these impacts as permitted by SAB 118.
Provisional taxes relating to the effect of the tax law changes, including the estimated transition tax and the remeasurement of U.S. deferred tax assets and liabilities, among others, were recognized during fiscal 2018. As the Company completes its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies and relevant authorities, it may make adjustments to provisional amounts that it has recorded that may materially impact its provision for income taxes in the period in which the adjustments are made. The Company expects to complete its analysis within the measurement period permitted under SAB 118.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. GAAP allows the Company to choose between an accounting policy which treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. Due to the timing of the enactment and the complexity involved in applying the GILTI provisions, the Company does not have sufficient information available, prepared or analyzed to develop a reasonable estimate or establish an accounting policy for GILTI; therefore, it has not recorded any tax impacts associated with GILTI on its consolidated financial statements for fiscal 2018.
VMware is subject to tax in the U.S. and in multiple foreign tax jurisdictions. VMware’s U.S. liquidity needs are currently satisfied using cash flows generated from the Company’s U.S. operations, borrowings, or both. The Company also utilizes a variety of tax planning strategies in an effort to ensure that its worldwide cash is available in locations in which it is needed. Prior to the year ended February 2, 2018, the Company did not recognize a deferred tax liability related to undistributed foreign earnings of its subsidiaries because such earnings were considered to be indefinitely reinvested in its foreign operations, or were remitted substantially free of U.S. tax. Under the 2017 Tax Act, all foreign earnings are subject to U.S. taxation. As a result, the Company now expects to repatriate a substantial portion of its foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. The Company has recorded a provisional estimate for the transition tax on these earnings.
The difference between the income taxes payable or receivable that is calculated on a separate return basis and the amount paid to or received from Dell pursuant to VMware’s tax sharing agreement is presented as a component of additional paid-in capital, generally in the period in which the consolidated return is filed. Refer to Note N for further information.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated using the weighted-average number of shares of VMware’s common stock outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average number of common shares, including the dilutive effect of equity awards as determined under the treasury stock method. VMware has two classes of common stock, Classes A and B. For purposes of calculating net income (loss) per share, VMware uses the two-class method. As both classes share the same rights in dividends, basic and diluted net income (loss) per share are the same for both classes.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
VMware manages counterparty risk through necessary diversification of the investment portfolio among various financial institutions and by entering into derivative contracts with financial institutions that are of high credit quality.
VMware provides credit to its customers, including distributors, original equipment manufacturers (“OEMs”), resellers, and end-user customers, in the normal course of business. To reduce credit risk, VMware performs periodic credit evaluations, which consider the customer’s payment history and financial stability.
As of February 2, 2018 and February 3, 2017, one distributor accounted for 18% and 20%, respectively, of VMware’s accounts receivable balance, and another distributor accounted for 17% and 13%, respectively, of VMware’s accounts receivable balance. A third distributor accounted for 11% of VMware’s accounts receivable balance as of February 2, 2018 and February 3, 2017.
One distributor accounted for 15% of revenue in each of the years ended February 2, 2018, December 31, 2016 and December 31, 2015, respectively, and 16% of revenue during the Transition Period. Another distributor accounted for 11% of revenue during the year ended February 2, 2018 and 12% of revenue in each of the years ended December 31, 2016 and December 31, 2015 and the Transition Period, respectively. A third distributor accounted for 10% of revenue in each of the years ended February 2, 2018 and December 31, 2016 and the Transition Period, respectively, and 11% of revenue during the year ended December 31, 2015.
Accounting for Stock-Based Compensation
VMware restricted stock, including performance stock unit (“PSU”) awards, are valued based on the Company’s stock price on the date of grant. For those awards expected to vest which only contain a service vesting feature, compensation cost is recognized on a straight-line basis over the awards’ requisite service periods.
PSU awards will vest if certain VMware-designated performance targets, including in certain cases a time-based or market-based vesting component, are achieved. All PSU awards also include a time-based vesting component. If minimum performance thresholds are achieved, each PSU award will convert into VMware’s Class A common stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the PSUs’ requisite service periods. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted and recorded on the consolidated statements of income (loss) and the remaining unrecognized stock-based compensation is recognized over the remaining requisite service period.
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
VMware plans to adopt Topic 606 using the full retrospective transition method when it becomes effective for the Company in the first quarter of fiscal 2019. Currently, VMware defers license revenue related to the sale of perpetual licenses in the event certain revenue recognition criteria are not met. This would include transactions that offer undelivered future products including emerging products that are offered as part of product promotions, where VSOE of fair value has not been established. However, under Topic 606, VMware would generally expect that substantially all license revenue related to the sale of perpetual licenses

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

will be recognized upon delivery. In addition, under Topic 606, revenue from on-premise license sales to OEMs or rental of on-premise licenses to the Company’s VMware Cloud Provider Program (“VCPP”) partners will be recognized when the sale or usage occurs. As a result, for periods where reporting of sales or consumption by OEMs or VCPP partners, respectively, are not available, revenue will be recognized based on estimated sales or usage.
The net impact of adopting Topic 606 to license and total revenue is not expected to be material for the year ended February 2, 2018. Deferred license revenue as of February 2, 2018 is expected to decrease by approximately $350 million, primarily due to the acceleration of revenue recognition for on-premise license sales that were deferred under previous accounting guidance, and due to prepayments on contracts with various cancellation rights. In limited situations, VMware’s contracts include termination clauses allowing customers to terminate without penalty. Under Topic 606, prepayments received from customers for contracts, or a portion of a contract, subject to termination without penalty will be recorded as a customer deposit in accrued expenses and other on the consolidated balance sheets. Under previous guidance, prepayments received from customers were recorded in unearned revenue on the consolidated balance sheets.
Topic 606 is also expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions. Incremental costs to obtain contracts with customers are deferred and recognized over the expected period of benefit. As a result, additional commission costs will be deferred and amortized over a longer duration. Other assets are expected to increase by approximately $600 million as of February 2, 2018 due to the treatment of commission costs under Topic 606. In addition, sales and marketing expense under Topic 606 is expected to decrease by approximately $90 million for the year ended February 2, 2018, primarily due to the treatment of commission costs.
VMware is continuing to evaluate the effect that Topic 606 will have on its consolidated financial statements, including the impact on income tax expense and related balance sheet accounts. In preparation for the adoption of the updated standard, VMware has implemented a new revenue recognition software to enable the Company to perform the accounting assessment related to the standard and is in the process of implementing internal controls. The preliminary adjustments under Topic 606 may differ from the final adjusted consolidated financial statements for fiscal 2018.
ASU No. 2016-02, Leases
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The updated standard also requires additional disclosure regarding leasing arrangements. It is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. VMware is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures, and expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.
ASU No. 2016-16, Income Taxes
During October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize at the transaction date the income tax consequences of intra-entity asset transfers. Previous guidance required the tax effects from intra-entity asset transfers to be deferred until that asset is sold to a third party or recovered through use. The updated standard is effective for annual and interim periods beginning after December 15, 2017 and requires a modified retrospective transition method. Historically, VMware transferred intellectual property between its legal entities. While VMware is continuing to assess the potential effects, transfers of intellectual property between its legal entities occurring after the adoption of the updated standard could have a material impact on the Company’s consolidated statements of income (loss) in the period that the transfer occurs.
ASU No. 2016-09, Compensation
VMware adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718), on a prospective basis, effective February 4, 2017. Prior periods have not been reclassified to conform to the fiscal 2018 presentation. Net excess tax benefits recognized in connection with stock-based awards are included in the income tax provision on the consolidated statements of income (loss). Net excess tax benefits recognized during the year ended February 2, 2018 were $106 million. Prior to adopting the updated standard, such amounts were recognized in additional paid-in capital on the Company’s consolidated balance sheets.
Additionally, all tax-related cash flows resulting from stock-based awards are reported as operating activities in the statements of cash flows. Prior to adopting the updated standard, excess tax benefits were reported as a cash inflow from financing activities in the statements of cash flows.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B. Related Parties
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries, including EMC (collectively, “Dell”) from the effective date of the Dell Acquisition through February 2, 2018. Transactions prior to the effective date of the Dell Acquisition reflect transactions only with EMC and its consolidated subsidiaries.
Transactions with Dell
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in revenue and receipts and unearned revenue for VMware:

•
Pursuant to OEM and reseller arrangements, Dell integrates or bundles VMware’s products and services with Dell’s products and sells them to end users. Dell also acts as a distributor, purchasing VMware’s standalone products and services for resale to end-user customers through VMware-authorized resellers. Revenue under these arrangements is presented net of related marketing development funds and rebates paid to Dell.

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
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
				Transition Period
	For the Year Ended			January 1 to	As of
	February 2,	December 31,	December 31,	February 3,	February 2,	February 3,
	2018	2016	2015	2017	2018	2017
Reseller revenue	$1,220	$508	$301	$44	$1,248	$616
Internal-use revenue	40	35	17	7	10	18
Professional services revenue	105	115	100	3	—	—
Agency fee revenue	2	4	6	—	—	—
Reimbursement for services to Pivotal	—	1	4	—	n/a	n/a
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•	From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with Dell subsidiaries for support services and support from Dell personnel who are managed by VMware. The costs incurred by Dell on VMware’s behalf related to these employees are charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs are included as expenses on VMware’s consolidated statements of income (loss) and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on VMware’s behalf in the U.S. that are recorded as expenses on VMware’s consolidated statements of income (loss).

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information about VMware’s costs from such arrangements during the periods presented consisted of the following (table in millions):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Purchases and leases of products and purchases of services	$142	$97	$63	$14
Collaborative technology project costs	—	—	5	—
Dell subsidiary support and administrative costs	123	105	100	13
VMware also purchases Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
From time to time, VMware and Dell also enter into joint marketing and development arrangements, for which both parties may incur costs.
During the second quarter of fiscal 2018, VMware acquired Wavefront, Inc. (“Wavefront”). Upon closing of the acquisition, Dell was paid $20 million in cash for its non-controlling ownership interest in Wavefront.
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both VMware’s end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $25 million during the year ended February 2, 2018 and were not significant during the year ended December 31, 2016 and the Transition Period.
EMC Equity Awards Held by VMware Employees
In connection with the Dell Acquisition, vesting was accelerated for all outstanding EMC stock options and restricted stock units and stock options were automatically exercised on the last trading day prior to the effective date of the merger. VMware’s portion of the expense associated with accelerated EMC equity awards held by VMware employees was $7 million and was included within stock-based compensation expense on the consolidated statements of income (loss) during the year ended December 31, 2016.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	February 2,	February 3,
	2018	2017
Due (to) related parties	$(106)	$(85)
Due from related parties	638	178
Due from related parties, net	$532	$93
Amounts included in due from related parties, net, excluding DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Purchase Arrangements with Dell
From time to time, VMware enters into stock purchase arrangements with Dell. The following table summarizes purchases of VMware Class A common stock from Dell, pursuant to stock purchase agreements entered into on December 15, 2016 and March 29, 2017 (aggregate purchase price in millions, shares in thousands):

	For the Year Ended
	February 2,	December 31,
	2018	2016
Aggregate purchase price	$725	$375
Class A common shares repurchased(1)	7,572	4,775
Weighted-average price per share	$95.75	$78.53
(1) The aggregate number of shares purchased was determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
VMware did not repurchase any shares of its Class A common stock from Dell during the Transition Period.
Notes Payable to Dell
On January 21, 2014, VMware entered into a note exchange agreement with Dell providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.
On August 21, 2017, VMware repaid two of the notes payable to Dell in the aggregate principal amount of $1,230 million, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. During the year ended February 2, 2018, VMware recognized a gain on extinguishment of debt of $6 million, which was recorded in other income (expense), net on the consolidated statements of income (loss). The remaining note payable of $270 million due December 1, 2022 may be prepaid without penalty or premium.
Interest is payable quarterly in arrears, at the annual rate of 1.75%. During the years ended February 2, 2018, December 31, 2016 and December 31, 2015, interest expense of $16 million, $26 million and $26 million, respectively, was recognized. Interest expense during the Transition Period was not significant.
Pivotal
In April 2016, VMware contributed $20 million in cash to Pivotal in exchange for additional preferred equity interests in Pivotal. VMware’s ownership interest in Pivotal was 20% and 21% as of February 2, 2018 and February 3, 2017, respectively. This strategic investment is accounted for using the cost method.
C. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
Fiscal 2018
Acquisition of Velocloud Networks, Inc.
During the fourth quarter of fiscal 2018, VMware completed the acquisition of Velocloud Networks, Inc. (“Velocloud”), a provider of cloud-delivered software-defined wide-area network (SD-WAN) technology for enterprises and service providers. VMware acquired Velocloud to build on its network virtualization platform, VMware NSX, and to expand its networking portfolio. The total purchase price was $449 million, net of cash acquired of $24 million. The purchase price primarily included $142 million of identifiable intangible assets and $326 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily include completed technology of $87 million and customer contracts of $44 million, with estimated useful lives of six to seven years.
The fair value of assumed unvested equity awards attributed to post-combination services was $30 million and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.
The initial allocation of the purchase price was based on a preliminary valuation and assumptions and is subject to change within the measurement period. VMware expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to the closing of the acquisition, VMware held an ownership interest in Velocloud. Upon completion of the step acquisition, VMware recognized a gain of $8 million in other income (expense), net for the remeasurement of its previously held ownership interest to fair value, which was $12 million.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Other 2018 Business Combinations
During the second quarter of fiscal 2018, VMware completed the acquisitions of Wavefront and Apteligent, Inc., which were not material to the consolidated financial statements. The aggregate purchase price for the two acquisitions was $238 million, net of cash acquired of $35 million. The aggregate purchase price included $36 million of identifiable intangible assets and $238 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily relate to purchased technology, with estimated useful lives of five years. The fair value of assumed unvested equity awards attributed to post-combination services was $37 million and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.
Prior to the closing of the acquisition, VMware held an ownership interest in Wavefront. Upon completion of the step acquisition, VMware recognized a gain of $34 million in other income (expense), net for the remeasurement of its previously held ownership interest to fair value, which was $49 million. Upon closing of the acquisition, Dell was paid $20 million in cash for its non-controlling ownership interest in Wavefront.
The initial allocation of the purchase price was based on a preliminary valuation and assumptions and is subject to change within the measurement period. VMware expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Fiscal 2016
Acquisition of Arkin Net, Inc.
On June 21, 2016, VMware acquired all of the outstanding shares of Arkin Net, Inc. (“Arkin”) for approximately $67 million of cash, net of liabilities assumed. VMware acquired Arkin, a provider of software-defined data center security and operations, as part of a strategy to accelerate customers’ adoption of VMware NSX and software-defined data centers. The aggregate purchase price included $39 million of goodwill and $25 million of identifiable intangible assets. The identifiable intangible assets acquired were primarily related to purchased technology with estimated useful lives of four to five years. Goodwill was not deductible for U.S. income tax purposes.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenue and earnings generated during the current year, were not material for disclosure purposes.
Prior to the closing of the acquisition on June 21, 2016, Dell owned approximately 16% of the outstanding shares of Arkin. As a result of the acquisition, cash paid to Dell was approximately $13 million.
Definite-Lived Intangible Assets, Net
The following table summarizes the changes in the carrying amount of definite-lived intangible assets during the periods presented (table in millions):

	February 2,	February 3,
	2018	2017
Balance, beginning of the year	$507	$517
Additions to intangible assets related to business combinations	178	—
Amortization expense	(137)	(10)
Balance, end of the year	$548	$507

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	February 2, 2018
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.4	$750	$(466)	$284
Leasehold interest	34.9	149	(29)	120
Customer relationships and customer lists	7.8	177	(74)	103
Trademarks and tradenames	8.4	70	(31)	39
Other	5.7	5	(3)	2
Total definite-lived intangible assets		$1,151	$(603)	$548

	February 3, 2017
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.5	$641	$(366)	$275
Leasehold interest	34.9	149	(24)	125
Customer relationships and customer lists	8.3	132	(64)	68
Trademarks and tradenames	8.7	61	(23)	38
Other	5.7	4	(3)	1
Total definite-lived intangible assets		$987	$(480)	$507
Amortization expense on definite-lived intangible assets was $137 million, $129 million, $145 million and $10 million during the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period, respectively.
Based on intangible assets recorded as of February 2, 2018 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

2019	148
2020	123
2021	69
2022	53
2023	30
Thereafter	125
Total	$548
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the during the periods presented (table in millions):

	February 2,	February 3,
	2018	2017
Balance, beginning of the year	$4,032	$4,032
Increase in goodwill related to business combinations	565	—
Balance, end of the year	$4,597	$4,032

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D. Realignment and Loss on Disposition
Disposition of VMware vCloud Air Business
During the second quarter of fiscal 2018, VMware completed the sale of its VMware vCloud Air business (“vCloud Air”) to OVH US LLC (“OVH”). Losses recognized in connection with this transaction were $90 million during the year ended February 2, 2018 and were recorded in realignment and loss on disposition on the consolidated statements of income (loss). Losses recognized on the disposition of vCloud Air include the impairment of fixed assets identified as part of the sale, as well as the costs associated with certain transition services, which primarily include employee-related expenses and costs associated with data-center colocation services. Transition services are to be provided over a period of 18 months, starting from the date of the sale.
In connection with the disposition of vCloud Air, $35 million of total unearned revenue, which included $18 million of unearned license revenue, was transferred to OVH during the second quarter of fiscal 2018.
Realignment
On January 22, 2016, VMware approved a plan to streamline its operations, with plans to reinvest the associated savings in field, technical and support resources related to growth products. As a result of these actions, approximately 800 positions were eliminated during the year ended December 31, 2016. VMware recognized $50 million of severance-related realignment expenses during the year ended December 31, 2016 on the consolidated statements of income (loss). Additionally, VMware consolidated certain facilities as part of this plan, which resulted in the recognition of $2 million of related expenses during the year ended December 31, 2016 on the consolidated statements of income (loss). Actions associated with this plan were substantially completed by December 31, 2016.
During the year ended December 31, 2015, VMware eliminated approximately 380 positions across all major functional groups and geographies to streamline its operations. As a result of these actions, $23 million of realignment expenses were recognized during the year ended December 31, 2015 on the consolidated statements of income (loss).
The following table summarizes the activity for the accrued realignment expenses for the period presented (table in millions):

	For the Year Ended December 31, 2016
	Balance as of January 1, 2016	Realignment	Utilization	Balance as of December 31, 2016
Severance-related costs	$3	$50	$(52)	$1
Costs to exit facilities	—	2	(1)	1
Total	$3	$52	$(53)	$2

	For the Year Ended December 31, 2015
	Balance as of January 1, 2015	Realignment	Utilization	Balance as of December 31, 2015
Severance-related costs	$8	$23	$(28)	$3

E. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, including performance stock units, and stock options, including purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income (loss) per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computations of basic and diluted net income (loss) per share during the periods presented (table in millions, except per share amounts and shares in thousands):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Net income (loss)	$570	$1,186	$997	$(8)
Gain on stock purchase with Dell, net of tax	—	(8)	—	—
Net income (loss), as adjusted	$570	$1,178	$997	$(8)
Weighted-average shares, basic for Classes A and B	406,738	420,520	424,003	408,625
Effect of stock purchase with Dell	—	7	—	—
Effect of other dilutive securities	6,630	3,467	2,544	—
Weighted-average shares, diluted for Classes A and B	413,368	423,994	426,547	408,625
Net income (loss) per weighted-average share, basic for Classes A and B	$1.40	$2.82	$2.35	$(0.02)
Net income (loss) per weighted-average share, diluted for Classes A and B (1)	$1.38	$2.78	$2.34	$(0.02)
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
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income (loss) per share calculations during the periods presented, because their effect would have been anti-dilutive (shares in thousands):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Anti-dilutive securities:
Employee stock options	51	1,817	2,219	2,353
Restricted stock units	140	652	249	3,259
Total	191	2,469	2,468	5,612

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of the periods presented consisted of the following (tables in millions):

	February 2, 2018
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$423	$—	$—	$423
Cash equivalents:
Money-market funds	$5,460	$—	$—	$5,460
U.S. and foreign corporate debt securities	88	—	—	88
Total cash equivalents	$5,548	$—	$—	$5,548
Short-term investments:
U.S. Government and agency obligations	$965	$—	$(8)	$957
U.S. and foreign corporate debt securities	4,503	1	(31)	4,473
Foreign governments and multi-national agency obligations	99	—	(1)	98
Mortgage-backed securities	123	—	(2)	121
Marketable available-for-sale equity securities	15	18	—	33
Total short-term investments	$5,705	$19	$(42)	$5,682

	February 3, 2017
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$720	$—	$—	$720
Cash equivalents:
Money-market funds	$2,471	$—	$—	$2,471
Time deposits	26	—	—	26
Municipal obligations	3	—	—	3
Total cash equivalents	$2,500	$—	$—	$2,500
Short-term investments:
U.S. Government and agency obligations	$733	$—	$(3)	$730
U.S. and foreign corporate debt securities	3,884	3	(16)	3,871
Foreign governments and multi-national agency obligations	32	—	—	32
Municipal obligations	350	—	—	350
Asset-backed securities	4	—	—	4
Mortgage-backed securities	188	—	(2)	186
Total short-term investments	$5,191	$3	$(21)	$5,173
Other assets:
Marketable available-for-sale equity securities	$15	$7	$—	$22
During the first quarter of fiscal 2018, marketable available-for-sale equity securities were reclassified to short-term investments on the consolidated balance sheets, as restrictions on the Company’s ability to sell the common stock lapsed within twelve months of the balance sheet date. As of February 3, 2017, these securities were classified as other assets on the consolidated balance sheets.
VMware evaluated its available-for-sale investments as of February 2, 2018 and February 3, 2017 for other-than-temporary declines in fair value and did not consider any to be other-than-temporarily impaired. The realized gains and losses on

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

investments during the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period were not significant.
Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for less than twelve months as of the periods presented, were classified by sector as follows (table in millions):

	February 2, 2018		February 3, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$3,100	$(22)	$2,287	$(16)
As of the periods presented, unrealized losses on cash equivalents and available-for-sale investments in the other investment categories, which have been in a net loss position for less than twelve months, were not significant. Unrealized losses on cash equivalents and available-for-sale investments, which have been in a net loss position for twelve months or greater, were not significant as of February 2, 2018 and February 3, 2017.
Contractual Maturities
The contractual maturities of fixed income securities included in short-term investments on the consolidated balance sheets and held as of February 2, 2018, consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,164	$2,160
Due after 1 year through 5 years	3,351	3,318
Due after 5 years through 10 years	95	93
Due after 10 years	80	78
Total fixed income securities	$5,690	$5,649
G. Debt
Long-term Debt
On August 21, 2017, VMware issued three series of unsecured senior notes (“Senior Notes”) pursuant to a public debt offering. The proceeds from the issuance were $3,961 million, net of debt discount of $9 million and debt issuance costs of $30 million.
The carrying value of the Senior Notes as of February 2, 2018 was as follows (amounts in millions):

	February 2,	Effective Interest Rate
	2018
Long-term debt:
2.30% Senior Note Due August 21, 2020	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	4.05%
Total principal amount	4,000
Less: unamortized discount	(8)
Less: unamortized debt issuance costs	(28)
Net carrying amount	$3,964
Interest is payable semiannually in arrears, on February 21 and August 21 of each year. During the year ended February 2, 2018, $58 million of interest expense, which included amortization of discount and issuance costs, was recognized on the consolidated statements of income (loss). The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
The Senior Notes are redeemable in whole at any time or in part from time to time at VMware’s option, subject to a make-whole premium. In addition, upon the occurrence of certain change-of-control triggering events and certain downgrades of the

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of February 2, 2018, there were no outstanding borrowings under the Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the Credit Facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the year ended February 2, 2018.
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
As of February 2, 2018 and February 3, 2017, VMware’s Level 2 investment securities were generally priced using non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables set forth the fair value hierarchy of VMware’s cash equivalents, short-term investments and derivatives that were required to be measured at fair value as of the periods presented (tables in millions):

	February 2, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$5,460	$—	$5,460
U.S. and foreign corporate debt securities	—	88	88
Total cash equivalents	$5,460	$88	$5,548
Short-term investments:
U.S. Government and agency obligations	$684	$273	$957
U.S. and foreign corporate debt securities	—	4,473	4,473
Foreign governments and multi-national agency obligations	—	98	98
Mortgage-backed securities	—	121	121
Marketable available-for-sale equity securities	33	—	33
Total short-term investments	$717	$4,965	$5,682

	February 3, 2017
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,471	$—	$2,471
Time deposits	—	26	26
Municipal obligations	—	3	3
Total cash equivalents	$2,471	$29	$2,500
Short-term investments:
U.S. Government and agency obligations	$445	$285	$730
U.S. and foreign corporate debt securities	—	3,871	3,871
Foreign governments and multi-national agency obligations	—	32	32
Municipal obligations	—	350	350
Asset-backed securities	—	4	4
Mortgage-backed securities	—	186	186
Total short-term investments	$445	$4,728	$5,173
Other current assets:
Derivative due to stock purchase with Dell	$—	$9	$9
Other assets:
Marketable available-for-sale equity securities	$22	$—	$22
The notes payable to Dell and the Senior Notes were not adjusted to fair value. The fair value of the notes payable to Dell was approximately $246 million and $1,492 million as of February 2, 2018 and February 3, 2017, respectively. The fair value of the Senior Notes was approximately $3,863 million as of February 2, 2018. Fair value for both the notes payable to Dell and the Senior Notes was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. The net impact to the consolidated statements of income (loss) is not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at approximately $60 million and $36 million as of February 2, 2018 and February 3, 2017, respectively, and are included in other assets and other liabilities on the consolidated balance sheets.

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
During the years ended February 2, 2018 and December 31, 2015 and the Transition Period, VMware determined that certain strategic investments were considered to be other-than-temporarily impaired and the impairment charges were not significant. During the year ended December 31, 2016, VMware recognized approximately $14 million as an impairment charge for certain strategic investments that were considered to be other-than-temporarily impaired. Strategic investments are included in other assets on the consolidated balance sheets. The carrying value of VMware’s strategic investments was $146 million and $139 million as of February 2, 2018 and February 3, 2017, respectively.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the consolidated statements of income (loss) in the same period that the underlying expenses are incurred. During the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period, the effective portion of gains or losses reclassified to the consolidated statements of income (loss) was not significant. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the consolidated statements of income (loss) as incurred.
These forward contracts have contractual maturities of twelve months or less, and as of February 2, 2018 and February 3, 2017, outstanding forward contracts had a total notional value of $318 million and $250 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period, all cash flow hedges were considered effective.
Forward Contracts Not Designated as Hedges
VMware has established a program that utilizes forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in other income (expense), net on the consolidated statements of income (loss).
These forward contracts have a contractual maturity of one month, and as of February 2, 2018 and February 3, 2017, outstanding forward contracts had a total notional value of $1,020 million and $834 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the year ended February 2, 2018 and the Transition Period, VMware recognized losses of $97 million and $18 million, respectively, and gains of $23 million and $36 million during the years ended December 31, 2016 and December 31, 2015, respectively, related to the settlement of forward contracts. Gains and losses are recorded in other income (expense), net on the consolidated statements of income (loss).

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the years ended February 2, 2018 and December 31, 2016 and the Transition Period. During the year ended December 31, 2015, combined gains and losses related to forward contracts and the underlying foreign currency denominated assets and liabilities resulted in a net loss of $14 million. Net gains and losses are recorded in other income (expense), net on the consolidated statements of income (loss).
J. Property and Equipment, Net
Property and equipment, net, as of the periods presented consisted of the following (table in millions):

	February 2,	February 3,
	2018	2017
Equipment and software	$1,262	$1,273
Buildings and improvements	824	814
Furniture and fixtures	101	101
Construction in progress	129	38
Total property and equipment	2,316	2,226
Accumulated depreciation	(1,242)	(1,184)
Total property and equipment, net	$1,074	$1,042
As of February 2, 2018, construction in progress primarily represented buildings and site improvements related to VMware’s Palo Alto campus expansion that had not yet been placed into service.
Depreciation expense was $195 million, $215 million, $190 million and $18 million during the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period, respectively.
K. Commitments and Contingencies
Litigation
On August 10, 2015, the Company received a subpoena from the California Attorney General’s office (“California AG”), following the Company’s settlement with the Department of Justice and the General Services Administration during June 2015. In this matter, the California AG is investigating the accuracy of the Company’s sales practices with departments and agencies within the State of California. The Company held an initial meeting with the California AG’s representatives on November 5, 2015, and thereafter provided certain requested documents to the California AG. The Company did not receive any further communications from the California AG until the fall of 2017. Since then, the California AG and the Company have exchanged communications regarding the allegations at issue in the investigation and the Company has provided additional information requested by the California AG. In January 2018, the California AG advised the Company that it was ready to further discuss the matter. The Company is unable at this time to reasonably assess whether or to what extent it may be found liable and believes a loss is not considered probable and is not estimable.
On March 27, 2015, Phoenix Technologies (“Phoenix”) filed a complaint against VMware in the U.S. District Court for the Northern District of California asserting claims for breach of contract and copyright infringement relating to a version of Phoenix’s BIOS software that the Company licensed from Phoenix. The jury trial ran from May 30, 2017, through June 12, 2017, ending with a jury verdict on June 12, 2017, finding that VMware did not infringe on any of the four bases asserted by Phoenix. The Court subsequently entered judgment in VMware’s favor, following which the parties filed various post-trial motions. On February 12, 2018, the Court denied Phoenix’s post-trial motion seeking a judgment as a matter of law and a new trial, as well as the Company’s motion for attorneys’ fees pursuant to the federal copyright statute. Neither party filed a notice of appeal. As a result, the only remaining open issue is the Company’s Bill of Costs, which has been fully briefed by the parties and awaits a ruling from the Court.
On March 4, 2015, Christoph Hellwig, a software developer who alleged that software code he wrote is used in a component of the Company’s vSphere product, filed a lawsuit against VMware in the Hamburg Regional Court in Germany alleging copyright infringement for failing to comply with the terms of the open source General Public License v.2 (“GPL v.2”). On July 8, 2016, the German court issued a written decision dismissing Mr. Hellwig’s lawsuit. Mr. Hellwig has appealed this decision and both parties have filed their initial opening appellate briefs. No hearing schedule has yet been set by the appellate court. The Company intends to continue vigorously defending itself against this lawsuit.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of February 2, 2018, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.
Operating Leases and Other Contractual Commitments
VMware leases office facilities and equipment under various operating arrangements. Rent expense for the years ended February 2, 2018, December 31, 2016, and December 31, 2015 was $116 million, $112 million and $105 million, respectively. Rent expense for the Transition Period was $9 million. VMware’s minimum future lease commitments and other contractual commitments at February 2, 2018 were as follows (table in millions):

	Future Lease Commitments(1)	Purchase Obligations	Other Contractual Commitments(2)	Total
2019	$87	$45	$4	$136
2020	82	16	5	103
2021	59	10	3	72
2022	47	1	2	50
2023	40	1	3	44
Thereafter	545	—	7	552
Total	$860	$73	$24	$957

(1)	Amounts in the table above exclude expected sublease income.

(2)	Consisting of various contractual agreements, which include commitments on the lease for VMware’s Washington data center facility and asset retirement obligations.
The amount of the future lease commitments after fiscal 2023 is primarily for the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in fiscal 2047. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with prior indemnification claims and the unique facts and circumstances involved in each particular situation. Historically, payments made by the Company under these agreements have not had a material effect on the Company’s consolidated results of operations, financial position, or cash flows.
L. Accrued Expenses and Other
Accrued expenses and other as of the periods presented consisted of the following (table in millions):

	February 2,	February 3,
	2018	2017
Accrued employee related expenses	$634	$443
Accrued partner liabilities	251	249
Other	356	195
Total	$1,241	$887
Accrued partner liabilities primarily relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators. Accrued partner liabilities also include accruals for professional service arrangements for which VMware intends to leverage channel partners to directly fulfill the obligation to its customers.
M. Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	February 2,	February 3,
	2018	2017
Unearned license revenue	$523	$484
Unearned software maintenance revenue	5,141	4,405
Unearned professional services revenue	586	451
Total unearned revenue	$6,250	$5,340
Unearned license revenue is generally recognized upon delivery of existing or future products or services, or is otherwise recognized ratably over the term of the arrangement. Future products include, in some cases, emerging products that are offered as part of product promotions where the purchaser of an existing product is entitled to receive the future product at no additional charge. To the extent the future product has not been delivered and VSOE of fair value cannot be established, revenue for the entire order is deferred until all product delivery obligations have been fulfilled. In the event the arrangement does not include professional services and if the customer is granted the right to receive unspecified future products or VSOE of fair value on the software maintenance element of the arrangement does not exist, then unearned license revenue may also be

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recognized ratably. Unearned license revenue derived from commitments to future products that have not been delivered represents a significant portion of total unearned license revenue as of February 2, 2018 and February 3, 2017. Upon adoption of Topic 606, unearned license revenue is expected to substantially decline primarily due to the acceleration of revenue recognition for on-premise license sales that were deferred under current accounting guidance and due to customer prepayments on contracts with various cancellation rights.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract period. The weighted-average remaining term as of February 2, 2018 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services, including training, and is generally recognized as the services are delivered. The amount of unearned revenue derived from transactions denominated in a foreign currency is affected by fluctuations in the foreign currencies in which VMware invoices.
In connection with the disposition of vCloud Air, $35 million of total unearned revenue, which included $18 million of unearned license revenue, was transferred to OVH during the second quarter of fiscal 2018. Refer to Note D for further information.
N. Income Taxes
The domestic and foreign components of income (loss) before provisions (benefits) for income taxes were as follows (table in millions):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Domestic	$676	$478	$257	$(51)
Foreign	1,125	995	956	17
Total income (loss) before income tax	$1,801	$1,473	$1,213	$(34)
VMware’s provision (benefit) for income taxes consisted of the following (table in millions):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Federal:
Current	$690	$153	$142	$207
Deferred	373	5	(33)	(234)
	1,063	158	109	(27)
State:
Current	6	14	9	16
Deferred	12	(5)	(1)	(21)
	18	9	8	(5)
Foreign:
Current	151	128	96	6
Deferred	(1)	(8)	3	—
	150	120	99	6
Total provision (benefit) for income taxes	$1,231	$287	$216	$(26)
The 2017 Tax Act introduces significant changes to U.S. income tax law including a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries and a reduction of the U.S. statutory corporate income tax rate from 35% to 21%, effective January 1, 2018, which resulted in a blended rate of 34% during the year ended February 2, 2018. During December 2017, the SEC staff issued SAB 118, which allows recognition of provisional tax amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

applying the provisions of the 2017 Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its consolidated financial statements for the year ended February 2, 2018.
Federal income tax increased during the year ended February 2, 2018, primarily due to the 2017 Tax Act. As a result of the transition tax, VMware recorded a provisional estimate for income tax expense of approximately $800 million that was calculated on a separate tax return basis. In addition, the Company recorded a provisional estimate for tax expense of approximately $170 million related to the remeasurement of its deferred tax assets and liabilities, which resulted from the reduction of the U.S. statutory corporate income tax rate.
Provisional taxes relating to the effect of the tax law changes, including the estimated transition tax and the remeasurement of U.S. deferred tax assets and liabilities, among others, were recognized during the year ended February 2, 2018. As VMware completes its analysis of the 2017 Tax Act, collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies and relevant authorities, the Company may make adjustments to provisional amounts that it has recorded that may materially impact its provision for income taxes in the period in which the adjustments are made. VMware expects to complete its analysis within the measurement period permitted under SAB 118.
A reconciliation of VMware’s income tax rate to the statutory federal tax rate is as follows:

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Statutory federal tax rate(1)	34%	35%	35%	35%
State taxes, net of federal benefit	1%	1%	1%	13%
Tax rate differential for non-U.S. jurisdictions	(13)%	(16)%	(20)%	(1)%
U.S. tax credits	(4)%	(3)%	(2)%	—%
Excess tax benefits from stock-based compensation(2)	(6)%	—%	—%	—%
Transition Tax due to 2017 Tax Act(3)	44%	—%	—%	—%
Rate Change due to 2017 Tax Act(3)	10%	—%	—%	—%
Permanent items	2%	4%	3%	27%
Other	—%	(2)%	1%	2%
Effective tax rate	68%	19%	18%	76%
(1) The 2017 Tax Act reduced the U.S. statutory corporate income tax rate from 35% to 21%, effective January 1, 2018, which resulted in a blended U.S. statutory corporate tax rate of 34% during the year ended February 2, 2018.

(2)
VMware adopted ASU No. 2016-09 during the first quarter of fiscal 2018. As a result, net excess tax benefits recognized in connection with stock-based awards are included in the income tax provision on the consolidated statements of income (loss). Prior to adopting the updated standard, such amounts were recognized in additional paid-in capital on the Company’s consolidated balance sheets.

(3) The effective tax rate was impacted by key components of the 2017 Tax Act, including the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries, and the remeasurement of VMware’s deferred tax assets and liabilities due to the reduction in the U.S. statutory corporate tax rate.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities are recognized for future tax consequences resulting from differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consisted of the following (table in millions):

	February 2,	February 3,
	2018	2017
Deferred tax assets:
Unearned revenue	$223	$566
Accruals and other	48	63
Stock-based compensation	52	85
Tax credit and net operating loss carryforwards	254	169
Other assets, net	27	34
Intangible and other non-current assets	—	58
Basis difference on investment in business	13	20
Gross deferred tax assets	617	995
Valuation allowance	(200)	(161)
Total deferred tax assets	417	834
Deferred tax liabilities:
Property, plant and equipment, net	(67)	(118)
Intangibles and other assets, net	(4)	—
Total deferred tax liabilities	(71)	(118)
Net deferred tax assets	$346	$716
The decrease in net deferred tax assets from February 3, 2017 to February 2, 2018 was driven in part by the remeasurement of the deferred tax balances resulting from the reduction in the U.S. statutory corporate income tax rate under the 2017 Tax Act. In addition, deferred tax assets related to unearned revenue were higher as of February 3, 2017, primarily due to the Dell Acquisition and VMware’s change in fiscal year.
VMware has U.S. federal net operating loss carryforwards of $195 million and $90 million as of February 2, 2018 and February 3, 2017, respectively, from acquisitions made since 2007. These operating loss carryforwards expire at different periods through 2037. Portions of these carryforwards are subject to annual limitations. VMware expects to be able to fully utilize these net operating losses against future income. VMware also has state net operating loss carryforwards of $187 million and $116 million as of February 2, 2018 and February 3, 2017, respectively, resulting from acquisitions since 2007, expiring at different periods through 2037.
VMware has California research and development (“R&D”) credit carryforwards for income tax purposes of $168 million and $110 million as of February 2, 2018 and February 3, 2017, respectively, that can be carried over indefinitely. VMware also has R&D credit carryforwards for Massachusetts and Georgia which were not material as of February 2, 2018 and February 3, 2017 and expire at different periods through 2032. In addition, VMware has foreign tax credit carryforwards of $10 million as of February 2, 2018 which expire in 2029. There were no foreign tax credit carryforwards as of February 3, 2017. VMware has non-U.S. net operating losses of $16 million as of February 3, 2017 resulting from certain foreign operations and non-U.S. acquisitions in 2014. The non-U.S. net operating losses as of February 2, 2018 were not material. These net operating losses have various carryforward periods, including certain portions that can be carried over indefinitely.
VMware determined that the realization of deferred tax assets relating to portions of the state net operating loss carryforwards, state R&D tax credits and capital losses did not meet the more-likely-than-not threshold. Accordingly, a valuation allowance of $183 million and $134 million was recorded as of February 2, 2018 and February 3, 2017, respectively. If, in the future, new evidence supports the realization of the deferred tax assets related to these items, the valuation allowance will be reversed and a tax benefit will be recorded accordingly.
VMware believes it is more-likely-than-not that the net deferred tax assets as of February 2, 2018 and February 3, 2017, will be realized in the foreseeable future as VMware believes that it will generate sufficient taxable income in future years. VMware's ability to generate sufficient taxable income in future years in appropriate tax jurisdictions will determine the amount

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of net deferred tax asset balances to be realized in future periods. During the year ended February 2, 2018, the total change in the valuation allowance was $39 million, which was primarily due to California R&D credits generated during the year ended February 2, 2018.
For the periods presented, VMware’s rate of taxation in non-U.S. jurisdictions was lower than the U.S. tax rate. VMware’s non-U.S. earnings are primarily earned by its subsidiaries organized in Ireland, where the statutory rate is 12.5%. Prior to the year ended February 2, 2018, the Company did not recognize a deferred tax liability related to undistributed foreign earnings of its subsidiaries because such earnings were considered to be indefinitely reinvested in its foreign operations, or were remitted substantially free of U.S. tax. Under the 2017 Tax Act, all foreign earnings are subject to U.S. taxation. As a result, the Company expects to repatriate a substantial portion of its foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. The Company has recorded a provisional estimate for the transition tax on these earnings. Further developments in non-U.S. tax jurisdictions and unfavorable changes in non-U.S. tax laws and regulations, such as foreign tax laws enacted in response to the 2017 Tax Act, could result in adverse changes to global taxation and materially affect VMware’s financial position, results of operations, or annual effective tax rate.
Tax Sharing Agreement with Dell
On September 6, 2016, VMware entered into an amended tax sharing agreement with Dell, in connection with, and effective as of, the Dell Acquisition.
Although VMware’s results are included in the Dell consolidated return for U.S. federal income tax purposes, VMware’s income tax provision is calculated primarily as though VMware were a separate taxpayer. However, under certain circumstances, transactions between VMware and Dell are assessed using consolidated tax return rules.
VMware has made payments to Dell pursuant to the tax sharing agreement. The following table summarizes the payments made during the periods presented (table in millions):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Payments from VMware to Dell, net	$54	$373	$144	$—
Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated return is filed. The difference between the amount of tax calculated on a separate return basis and the amount of tax calculated pursuant to the tax sharing agreement was not significant during the year ended February 2, 2018 and during the Transition Period. During the years ended December 31, 2016 and December 31, 2015, the difference between the amount of tax calculated on a separate return basis and the amount of tax calculated pursuant to the tax sharing agreement was recorded in additional paid-in capital as an increase of $15 million and $13 million, respectively.
As a result of the activity under the tax sharing agreement with Dell, amounts due to and from Dell, net as of the periods presented consisted of the following (table in millions):

	February 2,	February 3,
	2018	2017
Income tax due to Dell	$781	$21
Income tax due to Dell as of February 2, 2018, primarily related to VMware’s estimated tax obligation resulting from the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries under the 2017 Tax Act. The 2017 Tax Act includes a deferral election for an eight-year installment payment method on transition tax obligations. The Company currently expects to pay its transition tax obligation over a period of eight years.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties associated with unrecognized tax benefits, is as follows (table in millions):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Balance, beginning of the year/period	$263	$245	$190	$260
Tax positions related to current year/period:
Additions	63	45	41	3
Tax positions related to prior years/period:
Additions	1	9	54	—
Reductions	(2)	(8)	(14)	(1)
Settlements	(9)	(16)	(12)	—
Reductions resulting from a lapse of the statute of limitations	(24)	(14)	(11)	—
Foreign currency effects	10	(1)	(3)	1
Balance, end of the year/period	$302	$260	$245	$263
Of the net unrecognized tax benefits, including interest and penalties, of $208 million and $281 million as of February 2, 2018 and February 3, 2017, respectively, approximately $185 million and $263 million, respectively, would, if recognized, benefit VMware's annual effective income tax rate. The $208 million and $281 million of net unrecognized tax benefits are included in income tax payable on the consolidated balance sheets as of February 2, 2018 and February 3, 2017, respectively. VMware includes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $41 million and $45 million of interest and penalties associated with unrecognized tax benefits as of February 2, 2018 and of February 3, 2017, respectively. Income tax expense included interest and penalties associated with uncertain tax positions, which were not significant during the year ended February 2, 2018 and the Transition Period, and were $10 million and $13 million during the years ended December 31, 2016 and December 31, 2015, respectively.
The Dell-owned EMC consolidated group is routinely under audit by the Internal Revenue Service (“IRS”). All U.S. federal income tax matters have been concluded for years through 2011, except for any matters under appeal. In addition, VMware is under corporate income tax audits in various states and non-U.S. jurisdictions. Consistent with the Company’s historical practices under the tax sharing agreement with EMC, when VMware becomes subject to federal tax audits as a member of Dell’s consolidated group, the tax sharing agreement provides that Dell has authority to control the audit and represent Dell’s and VMware’s interests to the IRS.
Open tax years subject to examinations for larger non-U.S. jurisdictions vary beginning in 2008. Open tax years for Ireland, the largest non-U.S. jurisdiction, begin in 2010. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. When considering the outcomes and the timing of tax examinations, the expiration of statutes of limitations for specific jurisdictions, or the timing and result of ruling requests from taxing authorities, it is reasonably possible that total net unrecognized tax benefits could be potentially reduced by approximately $23 million within the next 12 months.
O. Stockholders’ Equity
VMware Class B Common Stock Conversion Rights
Each share of Class B common stock is convertible into one share of Class A common stock. If VMware’s Class B common stock is distributed to security holders of Dell in a qualified distribution, the Class B shares will no longer be convertible into shares of Class A common stock unless a stockholder vote is obtained after certain conditions are satisfied. Prior to any such distribution, all Class B shares automatically convert into shares of Class A common stock if Dell transfers such shares to a third party that is not a successor or a Dell subsidiary or at such time as the number of shares of common stock owned by Dell or its successor falls below 20% of the outstanding shares of VMware’s common stock. As of February 2, 2018, 300.0 million shares of Class A common stock were reserved for conversion.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware Equity Plan
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). As of February 2, 2018, the number of authorized shares under the 2007 Plan was 126.1 million. The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 5.6 million shares, which accordingly have been added to authorized shares under the 2007 Plan reserve.
Awards under the 2007 Plan may be in the form of stock-based awards, such as restricted stock units, or stock options. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. Generally, restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and semi-annually thereafter. The per share exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the per share fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. As of February 2, 2018, there were an aggregate of 15.8 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.
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
During January 2017, VMware’s board of directors authorized the repurchase of up to $1,200 million of VMware’s Class A common stock through the end of fiscal 2018. During August 2017, VMware’s board of directors authorized the repurchase of up to an additional $1,000 million of Class A common stock through August 31, 2018. As of February 2, 2018, the cumulative authorized amount remaining for stock repurchases was $876 million.
The following table summarizes stock repurchase authorizations approved by VMware’s board of directors, which were open or completed during the years ended February 2, 2018, December 31, 2016 and December 31, 2015 (amounts in table in millions):

Authorization Date	Amount Authorized	Expiration Date	Status
August 14, 2017	$1,000	August 31, 2018	Open
January 26, 2017	1,200	February 2, 2018	Completed in fiscal 2018
April 18, 2016	1,200	December 31, 2016	Completed in fiscal 2016
January 27, 2015	1,000	December 31, 2017	Completed in fiscal 2016
August 6, 2014	1,000	December 31, 2016	Completed in fiscal 2015
The following table summarizes stock repurchase activity, including shares purchased from Dell, during the periods presented (aggregate purchase price in millions, shares in thousands):

	For the Year Ended
	February 2,	December 31,	December 31,
	2018	2016	2015
Aggregate purchase price(1)	$1,449	$1,575	$1,125
Class A common shares repurchased	13,977	21,281	13,495
Weighted-average price per share	$103.66	$73.99	$83.36
(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital.
VMware did not repurchase any shares of its Class A common stock during the Transition Period.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table summarizes restricted stock activity since January 1, 2015 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 1, 2015	12,585	$88.88
Granted	12,787	72.42
Vested	(4,855)	90.72
Forfeited	(1,824)	87.39
Outstanding, December 31, 2015	18,693	77.29
Granted	12,742	60.90
Vested	(7,188)	77.18
Forfeited	(3,381)	75.93
Outstanding, December 31, 2016	20,866	67.54
Vested	(256)	77.07
Forfeited	(159)	68.11
Outstanding, February 3, 2017	20,451	67.41
Granted	7,838	93.84
Vested	(9,070)	67.89
Forfeited	(1,859)	72.68
Outstanding, February 2, 2018	17,360	78.62
As of February 2, 2018, the 17.4 million units outstanding included 16.7 million of RSUs and 0.7 million of PSUs. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations.
Restricted stock that is expected to vest as of February 2, 2018 was as follows (units in thousands, aggregate intrinsic value in millions):

	Number of Units	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Expected to vest	15,115	2.51	$1,855

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic values based on VMware's closing stock price of $122.72 as of February 2, 2018, which would have been received by the RSU holders had the RSUs been issued as of February 2, 2018.

The aggregate vesting date fair value of VMware restricted stock that vested during the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period was $946 million, $468 million, $379 million and $21 million, respectively. As of February 2, 2018, restricted stock representing 17.4 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2,130 million based on VMware’s closing stock price as of February 2, 2018.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware Employee Stock Purchase Plan
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. As of February 2, 2018, the number of authorized shares under the ESPP was a total of 23.3 million shares. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. The option period is generally twelve months and includes two embedded six-month option periods. Options are exercised at the end of each embedded option period. If the fair market value of the stock is lower on the first day of the second embedded option period than it was at the time of grant, then the twelve-month option period expires and each enrolled participant is granted a new twelve-month option. As of February 2, 2018, 8.7 million shares of VMware Class A common stock were available for issuance under the ESPP.
The following table summarizes ESPP activity during the periods presented (cash proceeds in millions, shares in thousands):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Cash proceeds	$65	$103	$98	$60
Class A common shares purchased	903	2,657	1,495	1,468
Weighted-average price per share	$72.40	$38.78	$65.54	$40.65
As of February 2, 2018, $80 million of ESPP withholdings were recorded as a liability in accrued expenses and other on the consolidated balance sheets for the purchase that occurred on February 28, 2018.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware Stock Options
The following table summarizes stock option activity since January 1, 2015 (shares in thousands):

	VMware Stock Options		EMC Stock Options
	Number of Shares	Weighted-Average Exercise Price (per share)	Number of Shares	Weighted-Average Exercise Price (per share)
Outstanding, January 1, 2015	5,869	$50.54	1,271	$16.08
Options relating to employees transferred (to) from EMC	—	—	8	20.23
Granted	21	54.23	—	—
Forfeited	(322)	70.42	(1)	19.37
Expired	—	—	(14)	14.21
Exercised	(2,404)	29.44	(201)	13.96
Outstanding, December 31, 2015	3,164	64.56	1,063	16.54
Options relating to employees transferred (to) from EMC	—	—	19	15.90
Granted	66	6.53	—	—
Forfeited	(259)	77.42	—	—
Expired	(476)	80.52	(17)	14.44
Exercised	(418)	13.41	(1,065)	16.56
Outstanding, December 31, 2016	2,077	67.75	—	—
Forfeited	(9)	79.45	—	—
Exercised	(77)	23.72	—	—
Outstanding, February 3, 2017	1,991	69.38	—	—
Granted	745	13.79	—	—
Forfeited	(36)	55.44	—	—
Expired	(3)	93.87	—	—
Exercised	(1,050)	53.50	—	—
Outstanding, February 2, 2018	1,647	54.63	—	—
The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.
The stock options outstanding as of February 2, 2018 had an aggregate intrinsic value of $112 million based on VMware’s closing stock price as of February 2, 2018.
Options outstanding that are exercisable and that have vested and are expected to vest as of February 2, 2018 were as follows (outstanding options in thousands, aggregate intrinsic value in in millions):

	VMware Stock Options
	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value(1)
Exercisable	1,020	$73.60	3.34	$50
Vested and expected to vest	1,644	54.56	5.11	112

(1)
The aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware's closing stock price of $122.72 as of February 2, 2018, which would have been received by the option holders had all in-the-money options been exercised as of that date.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total fair value of VMware stock options that vested during the years ended February 2, 2018, December 31, 2016 and December 31, 2015 was $32 million, $29 million and $60 million, respectively, and was not material during the Transition Period.
The options exercised during the years ended February 2, 2018, December 31, 2016 and December 31, 2015 had a pre-tax intrinsic value of $62 million, $22 million and $136 million, respectively, and was not material during the Transition Period.
The pre-tax intrinsic value of EMC stock options held by VMware employees that were exercised during the years ended December 31, 2016 and December 31, 2015 was $13 million and $3 million, respectively.
VMware Shares Repurchased for Tax Withholdings
During the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period, VMware repurchased and retired or withheld 3.3 million, 2.6 million, 2.6 million and 0.1 million shares, respectively, of Class A common stock, for $348 million, $167 million, $173 million and $7 million, respectively, to cover tax withholding obligations in connection with such equity awards. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units (including PSUs) during the period. The value of the withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.
Stock-Based Compensation
The following table summarizes the components of total stock-based compensation included in VMware’s consolidated statements of income (loss) during the periods presented (table in millions):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
Cost of license revenue	$2	$2	$2	$—
Cost of services revenue	50	52	44	5
Research and development	355	305	226	31
Sales and marketing	197	195	168	19
General and administrative	79	82	64	7
Stock-based compensation	683	636	504	62
Income tax benefit	(232)	(183)	(144)	(19)
Total stock-based compensation, net of tax	$451	$453	$360	$43
As of February 2, 2018, the total unrecognized compensation cost for stock options and restricted stock was $1,052 million and will be recognized through fiscal 2022 with a weighted-average remaining period of 1.5 years. Stock-based compensation related to VMware equity awards held by VMware employees is recognized on VMware’s consolidated statements of income (loss) over the awards’ requisite service periods.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of VMware Options
The fair value of each option to acquire VMware Class A common stock granted during the periods presented was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended
	February 2,	December 31,	December 31,
VMware Stock Options	2018	2016	2015
Dividend yield	None	None	None
Expected volatility	29.1%	31.9%	32.0%
Risk-free interest rate	1.7%	0.9%	1.1%
Expected term (in years)	3.3	3.1	3.3
Weighted-average fair value at grant date	$83.62	$49.64	$27.16

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
VMware Employee Stock Purchase Plan	2018	2016	2015	2017
Dividend yield	None	None	None	None
Expected volatility	22.6%	38.3%	30.1%	25.0%
Risk-free interest rate	1.2%	0.5%	0.1%	0.8%
Expected term (in years)	0.9	0.7	0.5	0.8
Weighted-average fair value at grant date	$21.93	$13.57	$20.59	$21.18
There were no options to acquire VMware Class A common stock granted during the Transition Period.
The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.
For equity awards granted during the years ended February 2, 2018, December 31, 2016 and December 31, 2015, volatility was based on an analysis of historical stock prices and implied volatilities of VMware’s Class A common stock. The expected term is based on historical exercise patterns and post-vesting termination behavior, the term of the option period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, January 1, 2016	$(7)	$(1)	$(8)
Unrealized gains (losses), net of tax (benefit) of ($4), $—, and ($3)	(6)	1	(5)
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income (loss), net of tax benefit of $3, $—, and $3	5	(1)	4
Other comprehensive loss, net	(1)	—	(1)
Balance, December 31, 2016	(8)	(1)	(9)
Unrealized gains, net of tax provision of $1, $— and $1	2	3	5
Balance, February 3, 2017	(6)	2	(4)
Unrealized gains (losses), net of tax (benefit) of ($5), $—, and ($5)	(12)	1	(11)
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income (loss), net of tax benefit of $2, $— and $2	3	(3)	—
Other comprehensive loss, net	(9)	(2)	(11)
Balance, February 2, 2018	$(15)	$—	$(15)
Unrealized gains and losses on VMware’s available-for-sale securities are reclassified to investment income on the consolidated statements of income (loss) in the period that such gains and losses are realized.
The effective portion of gains or losses resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments is reclassified to its related operating expense line item on the consolidated statements of income (loss) in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense functional line items on the consolidated statements of income (loss) were not significant to the individual functional line items during the periods presented.
P. Segment Information
VMware operates in one reportable operating segment, thus all required financial segment information is included in the consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Revenue by geographic area during the periods presented was as follows (table in millions):

				Transition Period
	For the Year Ended			January 1 to
	February 2,	December 31,	December 31,	February 3,
	2018	2016	2015	2017
United States	$3,911	$3,588	$3,311	$248
International	4,011	3,505	3,260	248
Total	$7,922	$7,093	$6,571	$496
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the years ended February 2, 2018, December 31, 2016 and December 31, 2015 and the Transition Period.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	February 2,	February 3,
	2018	2017
United States	$784	$777
International	117	131
Total	$901	$908
No individual country other than the U.S. accounted for 10% or more of these assets as of February 2, 2018 and February 3, 2017.
VMware’s product and service solutions are organized into three main product groups:

•	Software-Defined Data Center

•	Hybrid Cloud Computing

•	End-User Computing
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
Q. Transition Period
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
The following table presents certain financial information during the periods presented (table in millions, except per share amounts and shares in thousands):

		Comparable Period
	Transition Period	January 1 to
	January 1 to	January 31,
	February 3,	2016
	2017	(Unaudited)
Total revenue	$496	$470
Operating income (loss)	(41)	22
Income tax provision (benefit)	(26)	4
Net income (loss)	(8)	22

Net income (loss) per weighted-average share, basic for Classes A and B	$(0.02)	$0.05
Net income (loss) per weighted-average share, diluted for Classes A and B	$(0.02)	$0.05

Weighted-average shares, basic for Classes A and B	408,625	422,067
Weighted-average shares, diluted for Classes A and B(1)	408,625	423,092
(1) During the Transition Period, VMware incurred a net loss. As a result, all potentially dilutive securities were anti-dilutive and excluded from the computation of diluted net loss per share.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

R. Selected Quarterly Financial Data (unaudited)
Quarterly financial data for fiscal 2018 and 2016 were as follows (tables in millions, except per share amounts):

Fiscal 2018	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Revenue	$1,736	$1,900	$1,976	$2,309
Net income (loss)	232	334	443	(440)
Net income (loss) per share, basic	$0.57	$0.82	$1.09	$(1.09)
Net income (loss) per share, diluted	$0.56	$0.81	$1.07	$(1.09)

Fiscal 2016	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Revenue	$1,589	$1,693	$1,778	$2,032
Net income	161	265	319	441
Net income per share, basic	$0.38	$0.62	$0.76	$1.07
Net income per share, diluted	$0.38	$0.62	$0.75	$1.04

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of February 2, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of February 2, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of February 2, 2018 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended February 2, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended February 2, 2018. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
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
The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Ratification of Selection of Independent Auditor.”

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
3.Exhibits: The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-33622	3.1	6/9/17
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
4.1	Form of Specimen Common Stock Certificate	S-1/A-4	333-142368	4.1	7/27/07
4.2	Indenture by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.1	8/21/17
4.3	First Supplemental Indenture by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.2	8/21/17
4.4	Second Supplemental Indenture by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.3	8/21/17
4.5	Third Supplemental Indenture by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.4	8/21/17
10.1*	Amended and Restated Master Transaction Agreement between VMware, Inc., Dell Technologies Inc. and EMC Corporation dated January 9, 2018
10.2*	Amended and Restated Administrative Services Agreement between VMware, Inc., Dell Technologies Inc. and EMC Corporation dated January 9, 2018
10.3	Amended and Restated Tax Sharing Agreement between VMware, Inc. and Dell Technologies Inc. effective as of September 6, 2016	10-Q	001-33622	10.32	11/7/16
10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC Corporation	S-1/A-1	333-142368	10.4	6/11/07
10.5	Amended and Restated Real Estate License Agreement between VMware, Inc. and EMC Corporation dated September 21, 2015	10-Q	001-33622	10.5	11/9/15
10.6+	2007 Equity and Incentive Plan, as amended and restated June 8, 2017	10-Q	001-33622	10.6	6/9/17
10.7+	Form of Indemnification Agreement for VMware, Inc. Directors and Executive Officers, as approved April 5, 2017	10-Q	001-33622	10.7	6/9/17
10.8*	Amended and Restated Insurance Matters Agreement between VMware, Inc., Dell Technologies Inc. and EMC Corporation dated January 9, 2018
10.9+	Form of Stock Option Agreement, as amended May 13, 2015	10-Q	001-33622	10.9	8/5/15
10.10+	Form of Restricted Stock Unit Agreement, as amended June 2017	10-Q	001-33622	10.10	9/7/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11+	2007 Employee Stock Purchase Plan, as amended and restated June 8, 2017	10-Q	001-33622	10.11	6/9/17
10.12+	Executive Bonus Program, as amended and restated February 10, 2017	10-Q	001-33622	10.12	6/9/17
10.13	Agreement of Purchase and Sale between Roche Palo Alto LLC and VMware, Inc. dated March 16, 2011	10-Q	001-33622	10.24	8/3/11
10.14	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)	10-Q	001-33622	10.25	8/3/11
10.15	Ground Lease between 3401 Hillview LLC. and the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006	10-Q	001-33622	10.26	8/3/11
10.16+	Form of Performance Stock Unit Agreement, as amended June 2017	10-Q	001-33622	10.16	9/7/17
10.17+	Non-Qualified Deferred Compensation Plan, effective as of January 1, 2014	10-K	001-33622	10.26	2/25/14
10.18+	Non-Qualified Deferred Compensation Plan Adoption Agreement, effective as of January 1, 2014	10-K	001-33622	10.27	2/25/14
10.19+	Letter Agreement between VMware, Inc. and Sanjay Poonen effective as of October 26, 2016	10-K	001-33622	10.19	2/24/17
10.20	Third Amendment to Ground Lease by and between the Board of Trustees of the Leland Stanford Junior University and 3401 Hillview LLC dated as of January 1, 2014	10-Q	001-33622	10.30	5/1/14
10.21	Promissory Note for $270 million due and payable on December 1, 2022, issued to EMC Corporation dated January 31, 2014	10-Q	001-33622	10.34	5/1/14
10.22+	Change in Control Retention Plan, adopted February 25, 2015	10-K	001-33622	10.28	2/26/15
10.23+	Letter Agreement between VMware, Inc. and Maurizio Carli effective as of April 1, 2016	10-Q	001-33622	10.30	8/8/16
10.24+	Form of Restricted Stock Unit Agreement for U.K. Participants, as amended June 2017	10-Q	001-33622	10.30	9/7/17
10.25+	Letter Agreement between VMware, Inc. and Raghu Raghuram effective as of October 26, 2016	10-K	001-33622	10.32	2/24/17
10.26+	Letter Agreement between VMware, Inc. and Rajiv Ramaswami effective as of October 26, 2016	10-K	001-33622	10.33	2/24/17
10.27	Stock Purchase Agreement, dated as of March 29, 2017, by and among Dell Technologies Inc., EMC Equity Assets LLC and VMware, Inc.	8-K	001-33622	10.1	3/30/17
10.28+	Form of Performance Stock Unit Agreement for Non-U.S. Participants	10-Q	001-33622	10.34	9/7/17
10.29	Purchase Commitment Supplement No. 2, dated as of August 23, 2017, by and among Dell Technologies Inc., EMC Equity Assets LLC and VMware, Inc.	8-K	001-33622	99.1	8/24/17
12*	Computation of Ratio of Earnings (Losses) to Fixed Charges
21*	List of subsidiaries
23*	Consent of PricewaterhouseCoopers LLP

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	March 29, 2018	By:	/s/ Patrick Gelsinger
Patrick Gelsinger Chief Executive Officer

Dated:	March 29, 2018	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Patrick Gelsinger, Amy Olli and Zane Rowe, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Date	Signature	Title

March 29, 2018	/s/ Patrick Gelsinger	Chief Executive Officer and Director (Principal Executive Officer)
Patrick Gelsinger

March 29, 2018	/s/ Zane Rowe	Chief Financial Officer and Executive Vice President (Principal Financial Officer)
Zane Rowe

March 29, 2018	/s/ Michael Dell	Chairman
Michael Dell

March 29, 2018	/s/ Anthony Bates	Director
Anthony Bates

March 29, 2018	/s/ Michael Brown	Director
Michael Brown

March 29, 2018	/s/ Donald Carty	Director
Donald Carty

March 29, 2018	/s/ Egon Durban	Director
Egon Durban

March 29, 2018	/s/ Karen Dykstra	Director
Karen Dykstra

March 29, 2018	/s/ Paul Sagan	Director
Paul Sagan

VMWARE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended February 2, 2018 income tax valuation allowance	$161	$68	$(29)	$200
Transition Period from January 1, 2017 to February 3, 2017 income tax valuation allowance	166	1	(6)	161
Year ended December 31, 2016 income tax valuation allowance	144	31	(9)	166
Year ended December 31, 2015 income tax valuation allowance	106	47	(9)	144