Form 10-Q
period 2018-05-04
VMWARE, INC.
filed 2018-06-11
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 1, 2018, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 406,861,758, of which 106,861,758 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, vCloud, vSphere, NSX, VMware vSAN, VMware Cloud, Workspace ONE, Horizon, AirWatch, vRealize and VMware Cloud Foundation are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended
	May 4,	May 5,
	2018	2017(1)
Revenue(2):
License	$774	$641
Services	1,234	1,124
Total revenue	2,008	1,765
Operating expenses(3):
Cost of license revenue	45	39
Cost of services revenue	251	250
Research and development	453	421
Sales and marketing	706	579
General and administrative	169	151
Realignment and loss on disposition	2	64
Operating income	382	261
Investment income	48	23
Interest expense	(34)	(7)
Other income (expense), net	779	4
Income before income tax	1,175	281
Income tax provision	233	36
Net income	$942	$245
Net income per weighted-average share, basic for Classes A and B	$2.33	$0.60
Net income per weighted-average share, diluted for Classes A and B	$2.29	$0.59
Weighted-average shares, basic for Classes A and B	404,968	408,431
Weighted-average shares, diluted for Classes A and B	410,932	414,018
__________
(1) Adjusted to reflect the retrospective adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”).
(2)   Includes related party license revenue of $167 million and $113 million and related party services revenue of $204 million and $140 million during the three months ended May 4, 2018 and May 5, 2017, respectively (refer to Note C).

(3) Includes stock-based compensation as follows:
Cost of license revenue	$—	$1
Cost of services revenue	11	14
Research and development	84	82
Sales and marketing	46	48
General and administrative	20	18
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	May 4,	May 5,
	2018	2017(1)
Net income	$942	$245
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of tax provision (benefit) of ($5) and $5	(15)	8
Reclassification of (gains) losses realized during the period, net of tax benefit of $— for all periods	—	1
Net change in market value of available-for-sale securities	(15)	9
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision of $— for all periods	(9)	5
Reclassification of (gains) losses realized during the period, net of tax provision of $— for all periods	—	1
Net change in market value of effective foreign currency forward contracts	(9)	6
Total other comprehensive income (loss)	(24)	15
Total comprehensive income, net of taxes	$918	$260
__________
(1) Adjusted to reflect the retrospective adoption of Topic 606.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	May 4,	February 2,
	2018	2018(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,101	$5,971
Short-term investments	5,529	5,682
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,001	1,394
Due from related parties, net	181	532
Other current assets	289	257
Total current assets	14,101	13,836
Property and equipment, net	1,098	1,074
Other assets	1,710	924
Deferred tax assets	48	227
Intangible assets, net	535	548
Goodwill	4,596	4,597
Total assets	$22,088	$21,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126	$15
Accrued expenses and other	1,141	1,357
Unearned revenue	3,370	3,438
Total current liabilities	4,637	4,810
Notes payable to Dell	270	270
Long-term debt	3,966	3,964
Unearned revenue	2,386	2,401
Income tax payable	957	954
Other liabilities	212	183
Total liabilities	12,428	12,582
Contingencies (refer to Note K)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 106,434 and 103,776 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	992	844
Accumulated other comprehensive loss	(54)	(15)
Retained earnings	8,718	7,791
Total stockholders’ equity	9,660	8,624
Total liabilities and stockholders’ equity	$22,088	$21,206
__________
(1) Adjusted to reflect the retrospective adoption of Topic 606.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	May 4,	May 5,
	2018	2017(1)
Operating activities:
Net income	$942	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	136
Stock-based compensation	161	163
Deferred income taxes, net	180	2
Unrealized (gain) loss on equity securities, net	(776)	—
Loss on disposition	1	63
Loss on disposition of assets, revaluation and impairment	—	3
Loss on Dell stock purchase	—	2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	393	321
Other current assets and other assets	(136)	(66)
Due to/from related parties, net	351	(34)
Accounts payable	101	59
Accrued expenses and other liabilities	(215)	(42)
Income taxes payable	20	15
Unearned revenue	(83)	(90)
Net cash provided by operating activities	1,095	777
Investing activities:
Additions to property and equipment	(61)	(49)
Purchases of available-for-sale securities	(391)	(506)
Sales of available-for-sale securities	148	548
Maturities of available-for-sale securities	371	418
Purchases of strategic investments	(2)	(6)
Proceeds from disposition of assets	2	—
Business combinations, net of cash acquired	(26)	—
Net cash paid on disposition of a business	(2)	—
Net cash provided by investing activities	39	405
Financing activities:
Proceeds from issuance of common stock	91	7
Repurchase of common stock	—	(425)
Shares repurchased for tax withholdings on vesting of restricted stock	(94)	(120)
Net cash used in financing activities	(3)	(538)
Net increase in cash, cash equivalents and restricted cash	1,131	644
Cash, cash equivalents and restricted cash at beginning of the period	6,003	3,239
Cash, cash equivalents and restricted cash at end of the period	$7,134	$3,883
Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$9
Cash paid for taxes, net	42	27
Non-cash items:
Changes in capital additions, accrued but not paid	$11	$5
__________
(1)   Adjusted to reflect the retrospective adoption of Topic 606 and ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing and financing activities.

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
VMware adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”) and Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), effective February 3, 2018 using retrospective application. As part of the adoption, certain prior period amounts have been adjusted or reclassified within the condensed consolidated financial statements.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full fiscal year 2019. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s Form 10-K filed on March 29, 2018.
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware (the “Dell Acquisition”). As of May 4, 2018, Dell controlled 81.4% of VMware’s outstanding common stock and 97.6% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
As VMware is a majority-owned and controlled subsidiary of Dell, its results of operations and financial position are consolidated with Dell’s financial statements. Transactions prior to the effective date of the Dell Acquisition represent transactions only with EMC and its consolidated subsidiaries.
Management believes the assumptions underlying the condensed consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with Dell and its consolidated subsidiaries may not be considered arm’s length with an unrelated third party. Therefore, the condensed consolidated financial statements included herein may not necessarily reflect the results of operations, financial position and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future if and when VMware contracts at arm’s length with unrelated third parties for products and services the Company receives from and provides to Dell.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with Dell and its consolidated subsidiaries are generally settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying transaction.

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
Significant Accounting Policies
During May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, which provided interpretive clarifications on the guidance in Topic 606 (collectively, “Topic 606”). The updated revenue standard replaced all existing revenue recognition guidance under GAAP and established common principles for recognizing revenue for all industries. It also provided guidance on the accounting for costs to fulfill or obtain a customer contract. The core principle underlying the updated standard is the recognition of revenue based on consideration expected to be entitled from the transfer of goods or services to a customer. VMware adopted Topic 606 on a full retrospective basis effective February 3, 2018, consequently, previously reported amounts were adjusted to reflect the adoption of Topic 606.
Significant accounting policies applicable to revenue recognition and deferred commissions have been updated to reflect the adoption of Topic 606. There were no other changes to the VMware’s significant accounting policies described in the Form 10-K filed on March 29, 2018 that have had a material impact on the Company’s condensed consolidated financial statements and the related notes.
Revenue Recognition
VMware derives revenue primarily from licensing software under perpetual licenses or consumption-based contracts, related software maintenance and support, training, consulting services and hosted services. VMware accounts for a contract with a customer if all criteria defined by the guidance are met, including collectibility of consideration is probable. Revenue is recognized upon transfer of control of licenses or services to the customer in an amount that reflects the consideration VMware expects to receive in exchange for those licenses or services. Control of a promised good or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. VMware’s contracts with customers may include a combination of licenses and services that are accounted for as distinct performance obligations. Certain contracts include third-party offerings and revenue may be recognized net of the third-party costs, based upon an assessment as to whether VMware had control of the underlying third-party offering. Revenue is recognized net of any taxes invoiced to customers, which are subsequently remitted to governmental authorities.
License Revenue
VMware generally sells its license software through distributors, resellers, system vendors, systems integrators and through its direct sales force. Performance obligations related to license revenue, including the license portion of term licenses, represent functional intellectual property under which a customer has the right to use the software license. The license provides significant standalone functionality and is a separate performance obligation from the maintenance and support, and professional services sold by VMware. On-premises license revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer.
License revenue from on-premises license software sold to original equipment manufacturers (“OEMs”) is recognized when the sale occurs. Revenue is recognized upon reporting by the OEMs of their sales, and for the period where information of the underlying sales has not been made available, revenue is recognized based upon estimated sales.
VMware Cloud Provider Program (“VCPP”) partners rent on-premises licenses from VMware, and the rental fee is recognized as license revenue upon consumption. Generally, contracts with VCPP partners include cancellation rights. License revenue is based upon reported consumption by VCPP partners and includes estimates for the period when consumption information has not been made available.
License revenue also includes an allocated portion of hosted services, which is recognized as revenue based on delivery over time.
Services Revenue
VMware’s services revenue generally consists of software maintenance and support, professional services and an allocated portion of hosted services. Software maintenance and support offerings entitle customers to receive major and minor product

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

upgrades on a when-and-if-available basis, and technical support. Maintenance and support services are comprised of multiple performance obligations including updates, upgrades to licenses and technical support. While separate performance obligations are identified within maintenance and support services, the underlying performance obligations generally have a consistent continuous pattern of transfer to a customer during the term of a contract. Maintenance and support services revenue is recognized over time on a ratable basis over the contract duration.
Professional services include design, implementation, training and consulting services. Professional services performed by VMware represent distinct performance obligations as they do not modify or customize licenses sold and such services are not highly interdependent or highly interrelated to licenses sold such that a customer would not be able to use the licenses without the professional services. Revenue from fixed fee professional services engagements is recognized as the project is being completed as progress against the contractual deliverables of the project can be reasonably estimated. As a practical expedient, VMware recognizes revenue from professional services engagements invoiced on a time and materials basis as the hours are incurred based on VMware’s right to invoice amounts for performance completed to date.
VMware’s hosted services consist of certain software offerings sold as a service-based technology without the customer’s ability to take possession of the software over the subscription term. Currently, hosted services are recognized as revenue equally in both license and services over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Contracts with Multiple Performance Obligations
VMware enters into revenue contracts with multiple performance obligations in which a customer may purchase combinations of licenses, maintenance and support, training, consulting services, hosted services and rights to future products and services. For contracts with multiple performance obligations, VMware allocates total transaction value to the identified underlying performance obligations based on relative standalone selling price (“SSP”). VMware typically estimates SSP of services based on observable transactions when the services are sold on a standalone basis and those prices fall within a reasonable range. VMware utilizes the residual approach to estimate SSP of license as the licenses are not sold standalone and the same products are sold to different customers at a broad range of prices which are highly variable.
Deferred Commissions
Sales commissions, including the employer portion of payroll taxes, earned by VMware's sales force are considered incremental and recoverable costs of obtaining a contract, and are deferred and generally amortized on a straight-line basis over the expected period of benefit. The expected period of benefit is determined using the contract term or underlying technology life, if renewals are expected and the renewal commission is not commensurate with the initial commission. Sales commissions related to software maintenance and support renewals are deferred and amortized on a straight-line basis over the contractual renewal period.
U.S. Tax Cuts and Jobs Act
The United States (“U.S.”) Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) introduced significant changes to U.S. income tax law, including a reduction of the U.S. statutory corporate income tax rate from 35% to 21%. During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows recognition of provisional tax amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, VMware has made reasonable estimates for these effects and recorded provisional amounts on its condensed consolidated financial statements for the three months ended May 4, 2018. The Company expects to complete its analysis within the measurement period permitted under SAB 118.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Act require VMware to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. VMware has not elected its accounting policy as to the implementation of the GILTI provisions but plans to do so within the measurement period permitted under SAB 118. VMware recognized the tax impacts associated with GILTI as a current expense on its condensed consolidated statements of income during the three months ended May 4, 2018.
New Accounting Pronouncements
ASU No. 2016-02, Leases
During February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The updated standard also requires additional disclosure regarding leasing

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

arrangements. It is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. VMware is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures, and expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.
B. Revenue
Full Retrospective Adoption
The adoption of Topic 606 impacted VMware’s previously reported results as follows (tables in millions):

	Three Months Ended May 5, 2017
	As Reported	Topic 606 Adjustments	As Adjusted
Selected Captions from the Condensed Consolidated Statements of Income
Revenue:
License	$610	$31	$641
Services	1,126	(2)	1,124
Total revenue	1,736	29	1,765
Operating expenses:
Sales and marketing	586	(7)	579
Realignment and loss on disposition	51	13	64
Operating income	238	23	261
Income before income tax	258	23	281
Income tax provision	26	10	36
Net income	232	13	245

	February 2, 2018
	As Reported	Topic 606 Adjustments	As Adjusted
Selected Captions from the Condensed Consolidated Balance Sheets
Accounts receivable, net of allowance for doubtful accounts	$1,312	$82	$1,394
Other current assets	237	20	257
Other assets	323	601	924
Deferred tax assets	346	(119)	227
Accrued expenses and other	1,241	116	1,357
Unearned revenue	6,250	(411)	5,839
Other liabilities	152	31	183
Retained earnings	6,943	848	7,791
The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing and financing activities on VMware’s condensed consolidated statements of cash flows during the three months ended May 5, 2017.
Receivables
VMware records a receivable when an unconditional right to consideration exists and transfer of control has occurred, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers.
Payment terms vary based on license or service offerings and payment is generally required within 30 to 45 days from date of invoicing. Certain performance obligations may require payment before delivery of the license or service to the customer.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company's right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $20 million and $27 million as of May 4, 2018 and February 2, 2018, respectively. Contract asset balances will fluctuate based upon the timing of transfer of services, billings and customer’s acceptance of contractual milestones.
Contract Liabilities
Contract liabilities consist of unearned revenue, which is generally recorded when VMware has the right to invoice or payments have been received for undelivered products or services. Refer to Note L for further information.
Customer Deposits
Customer deposits include prepayments from customers related to amounts received for contracts that include cancellation rights. Purchased credits eligible for redemption of VMware’s hosted services (“cloud credits”) are included in customer deposits until the cloud credit is consumed or is contractually committed to a specific hosted service. Cloud credits are redeemable by the customer for the gross value of the hosted offering. Upon contractual commitment for a hosted service, the net value of the cloud credits that are expected to be recognized as revenue as the obligation is fulfilled will be classified as unearned revenue.
As of May 4, 2018, customer deposits related to customer prepayments and cloud credits of $186 million were included in accrued expenses and other and $25 million were included in other long-term liabilities on the condensed consolidated balance sheets. As of February 2, 2018, customer deposits related to customer prepayments were $126 million and were included in accrued expenses and other on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including employer portion of payroll taxes, included in other current assets as of May 4, 2018 and February 2, 2018 was not significant. Deferred commissions included in other assets was $650 million and $638 million as of May 4, 2018 and February 2, 2018, respectively.
For the three months ended May 4, 2018 and May 5, 2017, amortization expense for deferred commissions was $67 million and $51 million, respectively, and was included in sales and marketing on the condensed consolidated statements of income.
Upon adoption of Topic 606, VMware recognized an impairment on its deferred commission of $13 million during the three months ended May 5, 2017, relating to the sales of vCloud Air services. VMware completed the sale of its vCloud Air business (“vCloud Air”) to OVH US LLC (“OVH”) during the second quarter of fiscal 2018.
C. Related Parties
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries, including EMC (collectively, “Dell”).
Transactions with Dell
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in revenue and receipts and unearned revenue for VMware:

•
Pursuant to OEM and reseller arrangements, Dell integrates or bundles VMware’s products and services with Dell’s products and sells them to end users. Dell also acts as a distributor, purchasing VMware’s standalone products and services for resale to end-user customers through VMware-authorized resellers. Revenue under these arrangements is presented net of related marketing development funds and rebates paid to Dell. In addition, VMware provides professional services to end users based upon contractual agreements with Dell.

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts		Unearned Revenue
	Three Months Ended		As of
	May 4,	May 5,	May 4,	February 2,
	2018	2017	2018	2018
Reseller revenue	$360	$249	$1,311	$1,236
Internal-use revenue	7	4	6	12
Agency fee revenue	4	—	—	—
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•
From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects and Dell also provides funding for such projects.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with Dell subsidiaries for support services and support from Dell personnel who are managed by VMware. The costs incurred by Dell on VMware’s behalf related to these employees are charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third-party. These costs are included as expenses on VMware’s condensed consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on VMware’s behalf in the U.S. that are recorded as expenses on VMware’s condensed consolidated statements of income.

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
Information about VMware’s costs from such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017
Purchases and leases of products and purchases of services	$49	$36
Dell subsidiary support and administrative costs	28	29
VMware also purchases Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
From time to time, VMware and Dell also enter into joint marketing and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both VMware’s end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $16 million during the three months ended May 4, 2018. Financing fees during the three months ended May 5, 2017 were not significant.
Tax Sharing Agreement with Dell
Payments made to Dell pursuant to a tax sharing agreement were not significant during the three months ended May 4, 2018. There were no payments to Dell pursuant to the tax sharing agreement during the three months ended May 5, 2017.
Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

related parties is governed by the tax sharing agreement. The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement that was recorded in additional paid-in capital during the three months ended May 4, 2018 and May 5, 2017 was not significant.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	May 4,	February 2,
	2018	2018
Due to related parties	$134	$106
Due from related parties	315	638
Due from related parties, net	$181	$532

Income tax due to related parties	$804	$781
Amounts included in due from related parties, net, excluding DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Stock Purchase Arrangements with Dell
From time to time, VMware enters into stock purchase arrangements with Dell. The following table summarizes purchases of VMware Class A common stock from Dell during the three months ended May 5, 2017, pursuant to stock purchase agreements entered into on December 15, 2016 and March 29, 2017 (aggregate purchase price in millions, shares in thousands):

Three Months Ended
May 5,
2017
Aggregate purchase price	$357
Class A common shares repurchased(1)	4,161
Weighted-average price per share	$85.85
(1) The aggregate number of shares purchased was determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
There were no purchases of VMware Class A common stock from Dell during the three months ended May 4, 2018.
Notes Payable to Dell
On January 21, 2014, VMware entered into a note exchange agreement with its parent company providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.
On August 21, 2017, VMware repaid two of the notes payable to Dell in the aggregate principal amount of $1,230 million, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. The remaining note payable of $270 million due December 1, 2022 may be prepaid without penalty or premium.
Interest is payable quarterly in arrears, at the annual rate of 1.75%. Interest expense recognized during the three months ended May 4, 2018 and May 5, 2017 was not significant.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pivotal
As of February 2, 2018, VMware had a 20% ownership interest in Pivotal, and the investment was accounted for using the cost method. The value of the investment included on the condensed consolidated balance sheets was $20 million as of February 2, 2018. Prior to Pivotal’s initial public offering on April 20, 2018, VMware’s previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in VMware having an 18% ownership interest and a 24% voting interest in Pivotal. As a result of Pivotal’s initial public offering, VMware’s investment in Pivotal was adjusted to its fair value of $801 million, and VMware recognized a gain of $781 million in other income (expense), net on the condensed consolidated statements of income. VMware also recognized a discrete tax impact of $179 million related to its book and tax basis difference on the investment in Pivotal, net of the reversal of the previously recorded valuation allowance. Refer to Note I for further discussion.
D. Definite-Lived Intangible Assets, Net
During the first quarter of fiscal 2019, VMware completed four asset acquisitions, in which the Company acquired certain intangible assets classified as completed technology. The aggregate purchase price of the intangible assets acquired was $26 million.
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	May 4, 2018
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.4	$752	$(472)	$280
Leasehold interest	34.9	149	(30)	119
Customer relationships and customer lists	7.8	177	(79)	98
Trademarks and tradenames	8.4	70	(33)	37
Other	7.5	3	(2)	1
Total definite-lived intangible assets		$1,151	$(616)	$535

	February 2, 2018
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.4	$750	$(466)	$284
Leasehold interest	34.9	149	(29)	120
Customer relationships and customer lists	7.8	177	(74)	103
Trademarks and tradenames	8.4	70	(31)	39
Other	5.7	5	(3)	2
Total definite-lived intangible assets		$1,151	$(603)	$548
Amortization expense on definite-lived intangible assets was $39 million and $32 million during the three months ended May 4, 2018 and May 5, 2017, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Based on intangible assets recorded as of May 4, 2018 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2019	$113
2020	128
2021	74
2022	58
2023	36
Thereafter	126
Total	$535
E. Realignment and Loss on Disposition
Disposition of VMware vCloud Air Business
On April 4, 2017, VMware announced the sale of vCloud Air to OVH. The loss recognized in connection with this transaction was $64 million and was included in realignment and loss on disposition on the condensed consolidated statements of income. The loss of $64 million included the impairment of deferred commissions resulting from the retrospective adoption of Topic 606, which was $13 million during the three months ended May 5, 2017. VMware completed the sale of vCloud Air to OVH during the second quarter of fiscal 2018.
F. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, including performance stock units, and stock options, including purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computation of diluted net income per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income per share as both classes share the same rights in dividends, therefore basic and diluted earnings per share are the same for both classes.
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended
	May 4,	May 5,
	2018	2017
Net income	$942	$245
Weighted-average shares, basic for Classes A and B	404,968	408,431
Effect of other dilutive securities	5,964	5,587
Weighted-average shares, diluted for Classes A and B	410,932	414,018
Net income per weighted-average share, basic for Classes A and B	$2.33	$0.60
Net income per weighted-average share, diluted for Classes A and B	$2.29	$0.59

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented, because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended
	May 4,	May 5,
	2018	2017
Anti-dilutive securities:
Employee stock options	—	895
Restricted stock units	177	44
Total	177	939
G. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of the periods presented consisted of the following (tables in millions):

	May 4, 2018
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$413	$—	$—	$413
Cash equivalents:
Money-market funds	$6,621	$—	$—	$6,621
U.S. and foreign corporate debt securities	67	—	—	67
Total cash equivalents	$6,688	$—	$—	$6,688
Short-term investments:
U.S. Government and agency obligations	$956	$—	$(9)	$947
U.S. and foreign corporate debt securities	4,402	1	(48)	4,355
Foreign governments and multi-national agency obligations	97	—	(1)	96
Mortgage-backed securities	107	—	(3)	104
Total short-term investments(1)	$5,562	$1	$(61)	$5,502
(1) Short-term investments on the condensed consolidated balance sheets as of May 4, 2018 includes the marketable equity investment carried at fair value. Refer to Note I for further information.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
VMware evaluated its available-for-sale investments as of May 4, 2018 and February 2, 2018 for other-than-temporary declines in fair value and did not consider any to be other-than-temporarily impaired. The realized gains and losses on investments during the three months ended May 4, 2018 and May 5, 2017 were not significant.
Unrealized losses on available-for-sale investments, which have been in a net loss position for less than twelve months as of the periods presented, were classified by sector as follows (table in millions):

	May 4, 2018		February 2, 2018
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$3,097	$(37)	$3,100	$(22)
As of the periods presented, unrealized losses on available-for-sale investments in the other investment categories, which have been in a net loss position for less than twelve months, were not significant.
Unrealized losses on available-for-sale investments, which have been in a net loss position for twelve months or greater as of the periods presented, were classified by sector as follows (table in millions):

	May 4, 2018		February 2, 2018
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$670	$(11)	$693	$(9)
As of the periods presented, unrealized losses on available-for-sale investments in the other investment categories, which have been in a net loss position for twelve months or greater, were not significant.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Contractual Maturities
The contractual maturities of fixed income securities included in short-term investments on the condensed consolidated balance sheets and held as of May 4, 2018, consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,392	$2,384
Due after 1 year through 5 years	3,010	2,963
Due after 5 years through 10 years	91	88
Due after 10 years	69	67
Total fixed income securities	$5,562	$5,502
Restricted Cash
During November 2016, the FASB issued ASU 2016-18, for which restricted cash or restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The updated standard is effective for interim and annual periods beginning after December 15, 2017 and requires a full retrospective transition method. VMware adopted ASU 2016-18 during the first quarter of fiscal 2019 and has applied the standard retrospectively to all periods presented. The adoption of ASU 2016-18 did not have a significant impact on the condensed consolidated statements of cash flows for the three months ended May 5, 2017.
The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion of restricted cash and non-current portion of restricted cash reported within the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash shown in the Company’s condensed consolidated statements of cash flows for the periods presented (table in millions):

	May 4,	February 2,
	2018	2018
Cash and cash equivalents	$7,101	$5,971
Restricted cash within other current assets	24	22
Restricted cash within other assets	9	10
Total cash, cash equivalents and restricted cash	$7,134	$6,003
Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.
H. Debt
Long-term Debt
On August 21, 2017, VMware issued three series of unsecured senior notes (“Senior Notes”) pursuant to a public debt offering. The proceeds from the issuance were $3,961 million, net of debt discount of $9 million and debt issuance costs of $30 million.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying value of the Senior Notes as of the periods presented were as follows (amounts in millions):

	May 4,	February 2,	Effective Interest Rate
	2018	2018
Long-term debt:
2.30% Senior Note Due August 21, 2020	$1,250	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Total principal amount	4,000	4,000
Less: unamortized discount	(8)	(8)
Less: unamortized debt issuance costs	(26)	(28)
Net carrying amount	$3,966	$3,964
Interest is payable semiannually in arrears, on February 21 and August 21 of each year. During the three months ended May 4, 2018, $32 million of interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
Refer to Note C for information regarding the notes payable to Dell.
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of May 4, 2018, there were no outstanding borrowings under the Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the Credit Facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three months ended May 4, 2018.
I. Fair Value Measurements
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of May 4, 2018 and February 2, 2018, VMware’s Level 2 investment securities were generally priced using non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents, short-term investments and derivatives that were required to be measured at fair value as of the periods presented (tables in millions):

	May 4, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$6,621	$—	$6,621
U.S. and foreign corporate debt securities	—	67	67
Total cash equivalents	$6,621	$67	$6,688
Short-term investments:
U.S. Government and agency obligations	$679	$268	$947
U.S. and foreign corporate debt securities	—	4,355	4,355
Foreign governments and multi-national agency obligations	—	96	96
Mortgage-backed securities	—	104	104
Marketable equity securities	27	—	27
Total short-term investments	$706	$4,823	$5,529

	February 2, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$5,460	$—	$5,460
U.S. and foreign corporate debt securities	—	88	88
Total cash equivalents	$5,460	$88	$5,548
Short-term investments:
U.S. Government and agency obligations	$684	$273	$957
U.S. and foreign corporate debt securities	—	4,473	4,473
Foreign governments and multi-national agency obligations	—	98	98
Mortgage-backed securities	—	121	121
Marketable available-for-sale equity securities	33	—	33
Total short-term investments	$717	$4,965	$5,682
The notes payable to Dell and the Senior Notes were not adjusted to fair value. The fair value of the notes payable to Dell was approximately $245 million and $246 million as of May 4, 2018 and February 2, 2018, respectively. The fair value of the Senior Notes was approximately $3,829 million and $3,863 million as of May 4, 2018 and February 2, 2018, respectively. Fair value for both the notes payable to Dell and the Senior Notes was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income is not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at approximately $66 million and $60 million as of May 4, 2018 and February 2, 2018, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Equity securities
During January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value for certain equity investments recognized in other income (expenses), net on the condensed consolidated statements of income.
Securities Carried at Fair Value
VMware holds an equity security, which is publicly traded and measured at fair value using quoted prices for identical assets in an active market (Level 1). Prior to the adoption of ASU 2016-01, unrealized gains or losses on this equity security were recognized in accumulated other comprehensive income on the condensed consolidated balance sheets. Effective February 3, 2018, VMware adopted ASU 2016-01 and reclassified the unrealized gain on this security of $11 million to retained earnings as a cumulative-effect adjustment on the condensed consolidated balance sheets. Unrealized gains and losses are now recognized in other income (expense), net on the condensed consolidated statements of income. As of May 4, 2018, the fair value of this equity security was $27 million and was included in short-term investments on the condensed consolidated balance sheets. The unrealized loss recognized during the three months ended May 4, 2018 was not significant.
Based upon VMware’s voting interest in Pivotal, VMware elected the fair value option of accounting because it believes that fair value is the most relevant measurement for this investment. Consequently, VMware recognized a gain of $781 million in other income (expense), net on the condensed consolidated statements of income to adjust its investment in Pivotal to its fair value of $801 million. The fair value was determined using the quoted market price of Pivotal’s Class A common stock as of May 4, 2018, adjusted for the impact of lack of marketability and superior voting rights (Level 2). Financial information of Pivotal is made publicly available and is not considered material for purposes of disclosure for the three months ended May 4, 2018.
Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. Prior to the adoption of ASU 2016-01, VMware accounted for these equity securities at cost less impairment and recorded realized gains and losses on securities sold or impaired in other income (expense), net on the condensed consolidated statements of income. As of February 2, 2018, equity securities accounted for under the cost method had a carrying value of $146 million.
Upon adoption of ASU 2016-01, VMware elected to measure these equity securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar security of the same issuer. As of May 4, 2018, these equity securities had a carrying value of $126 million and were included in other assets on the condensed consolidated balance sheets. All gains and losses on these equity securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
J. Derivatives and Hedging Activities
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three months ended May 4, 2018 and May 5, 2017, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the condensed consolidated statements of income as incurred.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

These forward contracts have contractual maturities of twelve months or less, and as of May 4, 2018 and February 2, 2018, outstanding forward contracts had a total notional value of $240 million and $318 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended May 4, 2018 and May 5, 2017, all cash flow hedges were considered effective.
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
These forward contracts have a contractual maturity of one month, and as of May 4, 2018 and February 2, 2018, outstanding forward contracts had a total notional value of $676 million and $1,020 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended May 4, 2018, VMware recognized a gain of $30 million related to the settlement of forward contracts. The loss recognized during the three months ended May 5, 2017 was not significant. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three months ended May 4, 2018 and May 5, 2017. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
K. Contingencies
Litigation
On August 10, 2015, the Company received a subpoena from the California Attorney General’s office (“California AG”), following the Company’s settlement with the Department of Justice and the General Services Administration during June 2015. In this matter, the California AG is investigating the accuracy of the Company’s sales practices with departments and agencies within the State of California. The Company held an initial meeting with the California AG’s representatives on November 5, 2015, and thereafter provided certain requested documents to the California AG. The Company did not receive any further communications from the California AG until the fall of 2017. Since then, the California AG and the Company have exchanged communications regarding the legal bases for the allegations, and the Company has provided additional information requested by the California AG. In January 2018, the California AG advised the Company that it was ready to further discuss the matter. The Company is unable at this time to reasonably assess whether or to what extent it may be found liable and believes a loss is not considered probable and is not estimable.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of May 4, 2018, amounts accrued relating to these other

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
L. Unearned Revenue and Remaining Performance Obligations
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	May 4,	February 2,
	2018	2018
Unearned license revenue	$157	$184
Unearned software maintenance revenue	5,024	5,082
Unearned professional services revenue	575	573
Total unearned revenue	$5,756	$5,839
Unearned license revenue is primarily related to the allocated portion of VMware's SaaS offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining term as of May 4, 2018 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of VMware’s SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Unearned revenue on current quarter billings was $1,210 million and revenue recognized during the three months ended May 4, 2018, from amounts previously classified as unearned revenue, was $1,215 million and did not include revenue for performance obligations that were fully satisfied upon delivery, such as on-premises license.
During the three months ended May 4, 2018, cloud credits totaling $77 million were reclassified from unearned revenue to customer deposits, due to the addition of third-party offerings that would be recognized net of associated cost upon redemption of cloud credits.
Revenue recognized during the three months ended May 5, 2017, from amounts previously classified as unearned revenue, was $1,128 million and did not include revenue for performance obligations that were fully satisfied upon delivery, such as on-premises license.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period.
As of May 4, 2018, the aggregate transaction price allocated to remaining performance obligations was $6,125 million. Approximately 60% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. VMware applied the practical expedient to not disclose the amount of transaction price allocated to remaining performance obligations for periods prior to adoption of Topic 606.
M. Stockholders’ Equity
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During August 2017, VMware’s board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018. As of May 4, 2018, the cumulative authorized amount remaining for stock repurchases was $876 million.
There were no repurchases of VMware Class A common stock during the three months ended May 4, 2018.
The following table summarizes stock repurchase activity, including shares purchased from Dell, during the three months ended May 5, 2017 (aggregate purchase price in millions, shares in thousands):

Three Months Ended
May 5,
2017
Aggregate purchase price(1)	$357
Class A common shares repurchased	4,161
Weighted-average price per share	$85.85
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
The following table summarizes restricted stock activity since February 3, 2018 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, February 3, 2018	17,360	$78.62
Granted	1,263	124.26
Vested	(2,210)	73.38
Forfeited	(504)	77.67
Outstanding, May 4, 2018	15,909	83.00
The aggregate vesting date fair value of VMware restricted stock that vested during the three months ended May 4, 2018 was $290 million. As of May 4, 2018, restricted stock representing 15.9 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2,137 million based on VMware’s closing stock price as of May 4, 2018.
Net excess tax benefits
Net excess tax benefits recognized in connection with stock-based awards are included in the income tax provision on the condensed consolidated statements of income. Net excess tax benefits recognized during the three months ended May 4, 2018 and May 5, 2017 were $27 million and $31 million, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 2, 2018	$(15)	$—	$(15)
Adjustments related to adoption of ASU 2016-01 and 2018-02	(15)	—	(15)
Unrealized gains (losses), net of tax (benefit) of ($5), $— and ($5)	(15)	(9)	(24)
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income, net of tax benefit of $—	—	—	—
Other comprehensive income (loss), net	(15)	(9)	(24)
Balance, May 4, 2018	$(45)	$(9)	$(54)
	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 3, 2017	$(6)	$2	$(4)
Unrealized gains (losses), net of tax provision of $5, $— and $5	8	5	13
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income, net of taxes of $—	1	1	2
Other comprehensive income (loss), net	9	6	15
Balance, May 5, 2017	$3	$8	$11
Unrealized gains and losses on VMware’s available-for-sale securities are reclassified to investment income on the condensed consolidated statements of income in the period that such gains and losses are realized.
The effective portion of gains or losses resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments is reclassified to its related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to their related operating expense functional line items on the condensed consolidated statements of income were not significant to the individual functional line items during the periods presented.
During October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) (“ASU 2016-16”), which requires entities to recognize at the transaction date the income tax consequences of intra-entity asset transfers. The updated standard is effective for annual and interim periods beginning after December 15, 2017 and requires a modified retrospective transition method.
Effective February 3, 2018, VMware adopted ASU 2016-16 on a modified retrospective basis. Historically, VMware transferred intellectual property between its legal entities and the income tax consequences were recorded on the condensed consolidated balance sheets and recognized to tax provision over a period of time. VMware recorded the cumulative-effect adjustment of $27 million to retained earnings on the Company’s condensed consolidated balance sheets as of the beginning of the period of adoption. Subsequent to adoption, any transfers of intellectual property between VMware’s legal entities will be recorded on the condensed consolidated statements of income in the period that the transfer occurs.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act is recognized.
Effective February 3, 2018, VMware early adopted ASU 2018-02 and elected to reclassify income tax effects due to the 2017 Tax Act from accumulated other comprehensive loss to retained earnings on the Company’s condensed consolidated balance sheets in the period of adoption. The impact of the reclassification of stranded tax effects was not significant.
N. Segment Information
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
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017
Revenue:
License	$774	$641
Services:
Software maintenance	1,077	979
Professional services	157	145
Total services	1,234	1,124
Total revenue(1)	$2,008	$1,765
(1) Includes revenue derived from VMware’s Hybrid Cloud computing subscription and SaaS offerings, which was $210 million and $168 million during the three months ended May 4, 2018 and May 5, 2017, respectively. Hybrid Cloud Computing offerings consisted primarily of VCPP revenue.
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017
United States	$938	$890
International	1,070	875
Total	$2,008	$1,765
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three months ended May 4, 2018 and May 5, 2017.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	May 4,	February 2,
	2018	2018
United States	$806	$784
International	114	117
Total	$920	$901

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

No individual country other than the U.S. accounted for 10% or more of these assets as of May 4, 2018 and February 2, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of May 4, 2018 should be read in conjunction with our consolidated financial statements for the year ended February 2, 2018 contained in our Form 10-K filed on March 29, 2018. Multiple accounting standards were adopted during the three months ended May 4, 2018, which resulted in adjustments or reclassifications of amounts previously reported. Refer to the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Period-over-period changes are calculated based upon the respective underlying, non-rounded data. We refer to our fiscal years ended February 1, 2019 and February 2, 2018 as “fiscal 2019” and “fiscal 2018,” respectively. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
Overview
We pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology (“IT”) driven innovation is disrupting markets and industries. Technologies emerge faster than organizations can absorb them, creating increasingly complex environments. To take on this challenge, businesses need a flexible and secure digital foundation. We provide compute, cloud, mobility, networking and security infrastructure software to businesses that provides a flexible digital foundation for the applications that empower businesses to serve their customers globally.
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
SDDC or Software-Defined Data Center
Our SDDC technologies form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During the three months ended May 4, 2018, we continued to see broad-based strength of our SDDC solutions. While sales from our management products increased during the three months ended May 4, 2018, future sales growth rate may fluctuate period to period, depending largely upon the extent to which management products are included in our particular larger EAs.
Hybrid Cloud Computing
Our overarching cloud strategy contains three key components: (i) continue to expand beyond compute virtualization in the private cloud; (ii) extend the private cloud into the public cloud; and (iii) connect and secure endpoints across a range of public clouds. During the three months ended May 4, 2018, Hybrid Cloud Computing was primarily comprised of VMware Cloud Provider Program (“VCPP”) and also includes VMware Cloud Services, which enable customers to run, manage, connect and secure their applications across private and public clouds.
During the three months ended May 4, 2018, revenue growth in our Hybrid Cloud Computing offerings was primarily driven by our VCPP offerings. VMware Cloud on AWS is currently available in certain geographies, and we expect to continue expanding into additional regions.
End-User Computing
Our EUC solution consists of VMware Workspace ONE (“Workspace ONE”), our digital workspace platform, which includes VMware AirWatch (“AirWatch”) and VMware Horizon. Our AirWatch business model includes an on-premises solution that we offer through the sale of perpetual licenses and software-as-a-service (“SaaS”) solutions. Workspace ONE continued to be our primary growth driver within our EUC product group during the three months ended May 4, 2018.

Dell Synergies
During the three months ended May 4, 2018, we continued joint marketing, sales, branding and product development efforts with Dell Technologies Inc. (“Dell”) and other Dell Technologies companies to enhance the collective value we deliver to our mutual customers. As a result of our collective business built with Dell, we have experienced synergies benefiting our sales during the three months ended May 4, 2018.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017(1)	$ Change	% Change
Revenue:
License	$774	$641	$134	21%
Services:
Software maintenance	1,077	979	98	10
Professional services	157	145	11	8
Total services	1,234	1,124	109	10
Total revenue	$2,008	$1,765	$243	14

Revenue:
United States	$938	$890	$48	5%
International	1,070	875	195	22
Total revenue	$2,008	$1,765	$243	14
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), effective February 3, 2018.
Revenue from our Hybrid Cloud Computing offerings consisted primarily of VCPP, and revenue from our SaaS offerings consisted primarily of our AirWatch mobile solution within Workspace ONE. VCPP revenue is included in license revenue and SaaS revenue is allocated equally between license and services revenue. Hybrid Cloud Computing, together with our SaaS offerings, increased to approximately 10% of our total revenue during the three months ended May 4, 2018 from greater than 9% of our total revenue during the three months ended May 5, 2017.
License revenue relating to the sale of perpetual licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our Hybrid Cloud Computing and SaaS offerings is recognized on a consumption basis or over a period of time.
License Revenue
License revenue during the three months ended May 4, 2018 compared to the three months ended May 5, 2017 benefited from broad-based growth across our diverse portfolio, including our core SDCC solutions driven in part by strength in our management products and continued growth of our VCPP offering, and in all geographies. Strength in our renewal business, including EAs, also contributed to license revenue growth during the three months ended May 4, 2018 compared to the three months ended May 5, 2017.
Services Revenue
During the three months ended May 4, 2018, software maintenance revenue continued to benefit from strong renewals of our EAs, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, approximately three years of support and maintenance with each new license purchased.

Professional services revenue increased 8% during the three months ended May 4, 2018 as compared to the three months ended May 5, 2017. We have continued our focus on solution deployments, including our VMware NSX (“NSX”) products, which contributed to the increase in professional services revenue. We continue to focus on enabling our partners to deliver professional services for our solutions and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	May 4,	February 2,
	2018	2018(1)
Unearned license revenue	$157	$184
Unearned software maintenance revenue	5,024	5,082
Unearned professional services revenue	575	573
Total unearned revenue	$5,756	$5,839
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
Unearned license revenue is primarily related to the allocated portion of our SaaS offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining term as of May 4, 2018 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of our SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Remaining Performance Obligations and Backlog
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period.
As of May 4, 2018, the aggregate transaction price allocated to remaining performance obligations was $6,125 million. Approximately 60% is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements received at the end of a given period and is net of related estimated rebates and marketing development funds. As of May 4, 2018, our total backlog was $301 million, generally consisting of licenses, maintenance and services. Our backlog related to licenses was $122 million, which we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $65 million as of May 4, 2018, is excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs. As of February 2, 2018, our total backlog was $285 million, generally consisting of licenses, maintenance and services. Our backlog related to licenses was $99 million.
The amount and composition of backlog will fluctuate period to period, and backlog is managed based upon multiple considerations, including product and geography. We do not believe the amount of backlog is indicative of future sales or revenue or that the mix of backlog at the end of any given period correlates with actual sales performance of a particular geography or particular products and services.
Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in salaries and headcount across most of our income statement expense categories during the three months ended May 4, 2018. We expect increases in cash-based employee-related expenses to continue.

Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software includes personnel costs and related overhead associated with the physical and electronic delivery of our software products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017	$ Change	% Change
Cost of license revenue	$45	$38	$6	17%
Stock-based compensation	—	1	—	(54)
Total expenses	$45	$39	$6	16
% of License revenue	6%	6%
Cost of license revenue increased during the three months ended May 4, 2018 compared to the three months ended May 5, 2017 primarily due to an increase in amortization of intangible assets.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products and hosted services and to provide professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017	$ Change	% Change
Cost of services revenue	$240	$236	$3	1%
Stock-based compensation	11	14	(2)	(17)
Total expenses	$251	$250	$1	—
% of Services revenue	20%	22%
Cost of services revenue was relatively flat during the three months ended May 4, 2018 compared to the three months ended May 5, 2017.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in our key growth areas, including NSX and VMware vSAN, while also investing in areas that we expect to be significant growth drivers in future periods.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017	$ Change	% Change
Research and development	$369	$339	$30	9%
Stock-based compensation	84	82	2	2
Total expenses	$453	$421	$32	7
% of Total revenue	23%	24%
Research and development expenses increased during the three months ended May 4, 2018 compared to the three months ended May 5, 2017. The increase was primarily due to growth in cash-based employee-related expenses of $37 million, driven by incremental growth in headcount and salaries.

Sales and Marketing Expenses
Sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and marketing initiatives. A significant portion of our sales commissions are deferred and recognized over the expected period of benefit.
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017(1)	$ Change	% Change
Sales and marketing	$660	$531	$131	25%
Stock-based compensation	46	48	(4)	(8)
Total expenses	$706	$579	$127	22
% of Total revenue	35%	33%
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
Sales and marketing expenses increased during the three months ended May 4, 2018 compared to the three months ended May 5, 2017. The increase was primarily due to growth in cash-based employee-related expenses of $86 million, driven by incremental growth in headcount and salaries, as well as higher commission costs, resulting from increased sales volume and headcount. The increase was also driven by an increase in costs incurred for sales enablement-based initiatives of $30 million during the three months ended May 4, 2018 and fluctuations in the exchange rates for foreign currencies in which we incur expenses.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017	$ Change	% Change
General and administrative	$149	$133	$16	12%
Stock-based compensation	20	18	3	15
Total expenses	$169	$151	$18	12
% of Total revenue	8%	9%
General and administrative expenses increased during the three months ended May 4, 2018 compared to the three months ended May 5, 2017, but remained relatively consistent as a percentage of total revenue.
Realignment and Loss on Disposition
Realignment expenses and loss on disposition during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017(1)	$ Change	% Change
Realignment and loss on disposition	$2	$64	$(62)	(97)%
% of Total revenue	—%	4%
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
On April 4, 2017, we announced the sale of our vCloud Air business (“vCloud Air”) to OVH US LLC (“OVH”). The loss recognized in connection with this transaction was $64 million and included the impairment of deferred commissions resulting from the retrospective adoption of Topic 606, which was $13 million during the three months ended May 5, 2017. Losses recognized on the disposition of vCloud Air included the impairment of fixed assets identified as part of the sale, as well as the costs associated with certain transition services, which primarily included employee-related expenses and costs associated with data-center colocation services. Transition services are to be provided over a period of 18 months, starting from the date of the sale. We completed the sale of vCloud Air to OVH during the second quarter of fiscal 2018.
Investment Income
Investment income during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017	$ Change	% Change
Investment income	$48	$23	$26	112%
% of Total revenue	2%	1%
Investment income increased during the three months ended May 4, 2018 compared to the three months ended May 5, 2017, primarily driven by increased interest income earned on our short-term investments resulting from higher yields and higher invested balances.
Interest expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017	$ Change	% Change
Interest expense	$34	$7	$27	413%
% of Total revenue	2%	—%
On August 21, 2017, we issued three series of unsecured senior notes (“Senior Notes”) pursuant to a public debt offering in the aggregate amount of $4,000 million. Upon closing, a portion of the net proceeds from the offering was used to repay two of the notes payable to Dell in the aggregate principal amount of $1,230 million. Interest expense increased by $27 million during the three months ended May 4, 2018 compared to the three months ended May 5, 2017, due to the issuance of the Senior Notes, offset in part by a reduction in interest expense on the notes payable to Dell. We expect interest expense for fiscal 2019 to be approximately $130 million.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017	$ Change	% Change
Other income (expense), net	$779	$4	$774	19375%
% of Total revenue	39%	—%
Upon adoption of Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), the carrying value of our non-marketable equity securities is adjusted to fair value based upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income. As a result of Pivotal Software, Inc’s (“Pivotal”) initial public offering, we recognized an unrealized gain of $781 million, during the three months ended May 4, 2018 related to our investment in Pivotal.
The fair value of our investment is determined primarily using the quoted market price of Pivotal’s Class A common stock. As a result, any volatility in Pivotal’s publicly traded Class A common stock introduces a degree of variability to our condensed consolidated statements of income.
Income Tax Provision
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. Our quarterly effective income tax rate was 19.8% and 12.8% during the three months ended

May 4, 2018 and May 5, 2017, respectively. Our effective income tax rate for the three months ended May 4, 2018 increased primarily due to the discrete tax impacts of $179 million related to our book and tax basis difference on the investment in Pivotal, net of the reversal of the previously recorded valuation allowance. Our estimated annual effective income tax rate for fiscal 2019 decreased when compared to the annual effective income tax rate for fiscal 2018 primarily due to the reduction in the U.S. statutory corporate tax rate from 35% to 21% for fiscal 2019 partially offset by the expected increase due to Global Intangible Low-Taxed Income provisions of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”).
Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we made reasonable estimates for the related tax effects and recorded provisional amounts on our consolidated financial statements for fiscal 2018. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies and relevant authorities, we may make adjustments to provisional amounts that we recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
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
Our future effective tax rate will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland where the rate of taxation is lower than our U.S. tax rate, and as such, our annual effective tax rate can be significantly affected by the composition of our earnings in the U.S. and non-U.S. jurisdictions. Our future effective tax rate may also be affected by such factors as changes in tax laws, changes in our business or statutory rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, changes in the composition of earnings in the U.S. compared with other regions in the world and overall levels of income before tax, changes in our international organization, as well as the expiration of statute of limitations and settlements of audits.
Our Relationship with Dell
As of May 4, 2018, Dell controlled 31 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 81.4% of our total outstanding shares of common stock and 97.6% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries, including EMC Corporation (collectively, “Dell”). Transactions prior to September 7, 2016 reflect transactions only with EMC Corporation and its consolidated subsidiaries.
Transactions with Dell
We engaged with Dell in the following ongoing intercompany transactions, which resulted in revenue and receipts and unearned revenue for us:

•
Pursuant to OEM and reseller arrangements, Dell integrates or bundles our products and services with Dell’s products and sells them to end users. Dell also acts as a distributor, purchasing our standalone products and services for resale to end-user customers through VMware-authorized resellers. Revenue under these arrangements is presented net of related marketing development funds and rebates paid to Dell. In addition, we provide professional services to end users based upon contractual agreements with Dell.

•	Dell purchases products and services from us for its internal use.

•
Pursuant to an ongoing distribution agreement, we act as the selling agent for certain products and services of Pivotal, a subsidiary of Dell, in exchange for an agency fee. Under this agreement, cash is collected from the end user by us and remitted to Pivotal, net of the contractual agency fee.

Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts		Unearned Revenue
	Three Months Ended		As of
	May 4,	May 5,	May 4,	February 2,
	2018	2017(1)	2018	2018(1)
Reseller revenue	$360	$249	$1,311	$1,236
Internal-use revenue	7	4	6	12
Agency fee revenue	4	—	—	—
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
We engaged with Dell in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•
From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects and Dell also provides funding for such projects.

•
In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and support from Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third-party. These costs are included as expenses on our condensed consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on our behalf in the U.S. that are recorded as expenses on our condensed consolidated statements of income.

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
Information about our costs from such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017
Purchases and leases of products and purchases of services	$49	$36
Dell subsidiary support and administrative costs	28	29
We also purchase Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
From time to time, we and Dell also enter into joint marketing and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provided financing to certain of our end customers based on the customer’s discretion. Upon acceptance of the financing arrangement by both our end customer and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $16 million during the three months ended May 4, 2018. Financing fees during the three months ended May 5, 2017 were not significant.

Tax Sharing Agreement with Dell
Payments made to Dell pursuant to a tax sharing agreement were not significant during the three months ended May 4, 2018. There were no payments to Dell pursuant to the tax sharing agreement during the three months ended May 5, 2017.
Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. The amounts that we pay to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement that was recorded in additional paid-in capital during the three months ended May 4, 2018 and May 5, 2017 was not significant.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	May 4,	February 2,
	2018	2018
Due to related parties	$134	$106
Due from related parties	315	638
Due from related parties, net	$181	$532

Income tax due to related parties	$804	$781
Amounts included in due from related parties, net, excluding DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Stock Purchase Arrangements with Dell
From time to time, we enter into stock purchase arrangements with Dell. The following table summarizes purchases of our Class A common stock from Dell during the three months ended May 5, 2017, pursuant to stock purchase agreements entered into on December 15, 2016 and March 29, 2017 (aggregate purchase price in millions, shares in thousands):

Three Months Ended
May 5,
2017
Aggregate purchase price	$357
Class A common shares repurchased(1)	4,161
Weighted-average price per share	$85.85
(1) The aggregate number of shares purchased was determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
There were no purchases of our Class A common stock from Dell during the three months ended May 4, 2018.
Notes Payable to Dell
On January 21, 2014, we entered into a note exchange agreement with our parent company providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.
On August 21, 2017, we repaid two of the notes payable to Dell in the aggregate principal amount of $1,230 million, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. The remaining note payable of $270 million due December 1, 2022 may be prepaid without penalty or premium.
Interest is payable quarterly in arrears, at the annual rate of 1.75%. Interest expense recognized during the three months ended May 4, 2018 and May 5, 2017 was not significant.

Pivotal
As of February 2, 2018, we had a 20% ownership interest in Pivotal, and the investment was accounted for using the cost method. The value of the investment included on the condensed consolidated balance sheets was $20 million as of February 2, 2018. Prior to Pivotal’s initial public offering on April 20, 2018, our previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in us having an 18% ownership interest and a 24% voting interest in Pivotal. As a result of Pivotal’s initial public offering, our investment in Pivotal was adjusted to its fair value of $801 million, and we recognized a gain of $781 million in other income (expense), net on the condensed consolidated statements of income. We also recognized a discrete tax impact of $179 million related to our book and tax basis difference on the investment in Pivotal, net of the reversal of the previously recorded valuation allowance. Refer to Note I to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	May 4,	February 2,
	2018	2018
Cash and cash equivalents	$7,101	$5,971
Short-term investments	5,529	5,682
Total cash, cash equivalents and short-term investments	$12,630	$11,653
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
The 2017 Tax Act imposes a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries and eliminates U.S. Federal taxes on foreign subsidiary distributions. As a result of the transition tax, we recorded a provisional estimate for income tax expense of approximately $800 million during fiscal 2018 that was calculated on a separate tax return basis. The 2017 Tax Act includes a deferral election for an eight-year installment payment method on such transition tax obligations. We currently expect to pay our transition tax obligation over a period of eight years. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.
We expect that cash generated by operations will be our primary source of liquidity. We also believe that existing cash and cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. As a result of the enactment of the 2017 Tax Act, we have greater flexibility to repatriate foreign earnings in future periods without significant U.S. tax impact. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Three Months Ended
	May 4,	May 5,
	2018	2017
Net cash provided by (used in):
Operating activities	$1,095	$777
Investing activities	39	405
Financing activities	(3)	(538)
Net increase in cash, cash equivalents and restricted cash	$1,131	$644
Operating Activities
Cash provided by operating activities increased $318 million during the three months ended May 4, 2018 compared to the three months ended May 5, 2017. Cash provided by operating activities benefited from a net increase in cash collections due to increased sales. In addition, the negative affect of the change in our fiscal year end on our cash collections during the three months ended May 5, 2017 also contributed to the increase in cash provided by operating activities. These positive impacts were partially offset by increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount, as well as increased cash payments for our employee stock purchase plan.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities is affected by the sales and maturities of our available-for-sale securities.
Cash provided by investing activities decreased $366 million during the three months ended May 4, 2018 compared to the three months ended May 5, 2017, driven primarily by a net decrease in cash provided by our available-for-sale securities of $331 million, as well as an increase in cash used in business combinations of $26 million.
Financing Activities
Cash used in financing activities decreased $535 million during the three months ended May 4, 2018 compared to the three months ended May 5, 2017 primarily because we did not execute any repurchases of shares of our Class A common stock during the three months ended May 4, 2018 due to the temporary suspension of our stock repurchase program in light of the Schedule 13D/A filed by Dell on February 2, 2018 (“the 13D/A”). In addition, cash proceeds from the issuance of common stock increased by $84 million, which resulted primarily from our employee stock purchase plan.
Long-term Debt
On August 21, 2017, we issued Senior Notes pursuant to a public debt offering in the aggregate amount of $4,000 million, which consisted of outstanding principal due on the following dates: $1,250 million due August 21, 2020, $1,500 million due August 21, 2022 and $1,250 million due August 21, 2027. The notes bear interest, payable semi-annually in arrears on February 21 and August 21 of each year, at annual rates of 2.30%, 2.95% and 3.90%, respectively. During the three months ended May 4, 2018, $61 million was paid for interest related to the Senior Notes. In future periods, the aggregate annual interest expense related to the three notes is expected to be approximately $130 million. We used a portion of the net proceeds from the offering to repay certain notes payable to Dell due May 1, 2018 and May 1, 2020, and intend to use the remaining proceeds to fund additional purchases of up to $1,000 million of our Class A common stock through August 31, 2018 and for general corporate purposes, such as mergers and acquisitions and repaying other indebtedness.
The Senior Notes also include restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of May 4, 2018, there were no outstanding borrowings under the Credit Facility.
Notes Payable to Dell
On January 21, 2014, we entered into a note exchange agreement with Dell providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022. During fiscal 2018, we repaid the notes due May 1, 2018 and May 1, 2020.
Interest is payable quarterly in arrears, at the annual rate of 1.75%. The amount paid for interest related to these notes was not significant during the three months ended May 4, 2018 and May 5, 2017.
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired. During August 2017, our board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018. As of May 4, 2018, the cumulative authorized amount remaining for repurchase under an authorize program was $876 million. Refer to Note M to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
While we have temporarily suspended our stock repurchase program in light of the 13D/A and a subsequent filing by Dell on Form 8-K on May 17, 2018, we continue to see stock repurchases as a key component of our capital allocation program. The 13D/A stated that Dell’s board of directors is evaluating potential business opportunities that include continuing with their existing ownership structure, a public offering of Dell common stock, or a business combination with us.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth within Item 7 of our Form 10-K filed on March 29, 2018 involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Effective February 3, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). As a result, the accounting policies covering revenue recognition and deferred commissions have been updated to reflect the adoption of Topic 606. There were no other changes to the Company's significant accounting policies described in the Form 10-K filed on March 29, 2018 that have had a material impact on our condensed consolidated financial statements and the related notes.
Revenue Recognition
We derive revenue primarily from licensing software under perpetual licenses or consumption-based contracts, related software maintenance and support, training, consulting services and hosted services. We account for a contract with a customer if all criteria defined by the guidance are met, including collectibility of consideration is probable. Revenue is recognized upon transfer of control of licenses or services to our customer in an amount that reflects the consideration we expect to receive in exchange for those licenses or services. Control of a promised good or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. Our contracts with customers may include a combination of licenses and services that are accounted for as distinct performance obligations. Determining whether our licenses and services are considered distinct performance obligations that should be accounted for separately or together often involves assumptions and significant judgments that can have a significant impact on the timing and amount of revenue recognized.
In addition, revenue from on-premises license software sold to original equipment manufacturers (“OEMs”) is recognized when the sale occurs. Revenue is recognized upon reporting by the OEMs of their sales, and for the period where information of the underlying sales has not been made available, revenue is recognized based upon estimated sales. The Company’s VCPP partners rent on-premises licenses from us, and the rental fee is recognized as license revenue upon consumption. License revenue is based upon reported consumption by VCPP partners and includes estimates for the period when consumption information has not been made available. Certain contracts include third-party offerings and revenue may be recognized net of the third-party costs, based upon an assessment as to whether we had control of the underlying third-party offering.
We enter into revenue contracts with multiple performance obligations in which a customer may purchase combinations of licenses, maintenance and support, training, consulting services, hosted services and rights to future products and services. For contracts with multiple performance obligations, we allocate total transaction value to the identified underlying performance obligations based on relative standalone selling price (“SSP”). We typically estimate SSP of services based on observable transactions when the services are sold on a standalone basis and those prices fall within a reasonable range. We utilize the residual approach to estimate SSP of license as the licenses are not sold standalone and the same products are sold to different customers at a broad range of prices which are highly variable. Changes in assumptions or judgments used in determining standalone selling price could have a significant impact on the timing and amount of revenue we report in a particular period.
Professional services include design, implementation, training and consulting services. Professional services performed by us represent distinct performance obligations as they do not modify or customize licenses sold and such services are not highly interdependent or highly interrelated to licenses sold such that a customer would not be able to use the licenses without the professional services. Revenue from professional services engagements performed for a fixed fee, for which we are able to make reasonably dependable estimates of progress toward completion, is recognized based on progress. We believe this method of measurement provides the closest depiction of our performance in transferring control of the professional services.
Deferred Commissions
Sales commissions, including the employer portion of payroll taxes, earned by our sales force are considered incremental and recoverable costs of obtaining a contract, and are deferred and generally amortized on a straight-line basis over the expected period of benefit. The expected period of benefit is determined using the contract term or underlying technology life, if renewals are expected and the renewal commission is not commensurate with the initial commission. The determination of the expected period of benefit requires us to make significant estimates and assumptions, including the life of the underlying technology and the estimated period of contract renewal. We believe the assumptions and estimates we have made are reasonable. Differences in the estimated period of benefit could have a significant impact on the timing and amount of amortization expense recognized.
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
There were no material changes to our market risk exposures during the three months ended May 4, 2018. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K filed on March 29, 2018 for a detailed discussion of our market risk exposures.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2019, we completed the implementation of a new revenue recognition accounting system and related controls to enable us to adopt Topic 606, Revenue from Contracts with Customers.
There were no other changes in our internal control over financial reporting during the most recent fiscal quarter ended May 4, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Note K of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

ITEM 1A.	RISK FACTORS
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of Dell Technologies Inc. (“Dell”) following Dell’s acquisition of our former majority stockholder EMC Corporation (“EMC”) on September 7, 2016 (the “Dell Acquisition”), including, among other things, the uncertainty arising from Dell’s Schedule 13D/A filing of February 2, 2018, overlapping business opportunities, Dell’s ability to control certain transactions and resource allocations and related persons transactions with Dell and its other affiliated companies are set forth below under the heading “Risks Related to Our Relationship with Dell.”
Risks Related to Our Business
Our success depends increasingly on customer acceptance of our newer products and services.
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of VMware vSphere (“vSphere”) has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based software-defined data center (“SDDC”) products such as our vRealize management and automation offerings, VMware vSAN (“vSAN”) storage virtualization offerings, and network virtualization (“NSX”) offerings, as well as our Horizon client virtualization offerings, VMware AirWatch (“AirWatch”) mobile device management offerings and our VMware Cloud on AWS offering, which became available in certain geographies in fiscal 2018. We have also been introducing software-as-a-service (“SaaS”) versions of our on-premises products, including VMware Horizon Suite and certain AirWatch offerings, and are working to extend our SDDC and NSX offerings and management software into the public cloud and to introduce cloud products and services by investing in cloud and SaaS initiatives and partnering with public cloud providers such as Amazon Web Services (“AWS”) and IBM. These initiatives present new and difficult technological and compliance challenges, and significant investments will be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business has increased, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our newer products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
A significant decrease in demand for our server virtualization products would adversely affect our operating results.
A significant portion of our revenue is derived, and will for the foreseeable future continue to be derived, from our server virtualization products. As more businesses achieve high levels of virtualization in their data centers, the market for our vSphere product continues to mature. Additionally, as businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and are increasingly shifting some of their existing and many of their new workloads to public cloud providers, thereby limiting growth, and potentially reducing, the market for on-premises deployments of vSphere. Although sales of vSphere have declined as a portion of our overall business, and we expect this trend to continue, vSphere remains key to our future growth, as it serves as the foundation for our newer SDDC, network virtualization and our newer cloud and SaaS offerings. Although we have launched, and are continuing to develop products to extend our vSphere-based SDDC offerings to the public cloud, due to our product concentration a significant decrease in demand for our server virtualization products would adversely affect our operating results.

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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If our private, hybrid and public cloud products and services fail to address evolving customer requirements, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers such as AWS and Microsoft. In fiscal 2018, we made VMware Cloud on AWS, a strategic alliance with AWS to deliver a vSphere-based cloud service running in AWS data centers, available in certain geographies. Our strategic alliance with Amazon may also be seen as competitive with VCPP offerings and adversely affect our relationship with VCPP partners, while some VCPP partners may elect to include VMware Cloud on AWS as part of their managed services provider offerings.
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
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, Rocket, OpenShift, Mesos, Kubernetes and OpenStack appear to provide pricing competition and enable competing vendors to leverage these open source technologies to compete directly with our SDDC initiative. Enterprises and service providers have shown interest in building their own clouds based on open source projects such as OpenStack, and other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, a number of enterprise IT hardware vendors have released solutions based on OpenStack, including IBM and Cisco. VMware is delivering container technologies such as Pivotal Container Services, which we co-developed and market in partnership with Pivotal Software, Inc. (“Pivotal”), and vSphere Integrated Containers that are designed to help customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition.
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
The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted on December 22, 2017, significantly affects United States (“U.S.”) tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations.
The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The 2017 Tax Act also imposes additional changes in the taxation of consolidated tax groups, such as the consolidated tax group of which Dell is the parent and of which VMware is a member, which we must then interpret in the context of our tax sharing agreement with Dell to determine our actual tax liability. Furthermore, the Internal Revenue Service (the “IRS”) has yet to issue guidance on certain issues that could be material to us and may not do so prior to the time when our next tax filings are due.
As such, the application of accounting guidance for significant items under the 2017 Tax Act is highly uncertain. Further, the U.S. Treasury Department and other standard-setting bodies will continue to issue guidance and interpret how provisions of the 2017 Tax Act will be administered and applied to specific situations important to us that are different from our interpretations and expectations.
Based upon the guidance issued thus far by U.S. tax and accounting authorities, we have provided a provisional estimate of the effect of the 2017 Tax Act in our consolidated financial statements for fiscal 2018 and for fiscal 2019 through the current period. Our analysis, which will be recorded in the period completed, may differ significantly from our current provisional estimates. Furthermore, additional adjustments may become necessary pursuant to any subsequent authoritative guidance issued after such analysis is complete. Accordingly, our final analysis may show that our tax obligations and our effective tax rate are higher than our provisional estimates, which could have a material adverse effect on our financial condition and our operating results.
Adverse economic conditions may harm our business.
Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and operating results in a number of ways, including by lengthening sales cycles, affecting the size of enterprise agreements (“EAs”) that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe, repercussions from the United Kingdom’s planned exit from the European Union (“EU”) or that region’s failure to sustain its recovery from recession would threaten to suppress demand and our customers’ access to credit in that region which is an important market for our products and services. In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
The virtualization, cloud computing, end-user computing and SDDC industries are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing has proven to be a disruptive technology that is altering the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to establish or sustain our thought leadership in the cloud computing and enterprise software fields, and our customers may not view our products and services as cost effective, innovative and best-of-breed, which could result in a reduction in market share and our inability to command a pricing premium over competitor products and services. We may not be able to develop updated products and services that keep pace with technological developments and emerging industry standards, that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices. We may also fail to adequately anticipate and prepare for the commercialization of emerging technologies such as blockchain and the development of new markets and applications for our technology such as the Internet of Things and “edge” computing and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets.
Our ability to react quickly to new technology trends and customer requirements is negatively impacted by the length of our development cycle for new products and services and product and service enhancements, which has frequently been longer than we originally anticipated. This is due in part to the increasing complexity of our product offerings as we increase their interoperability, and enable and maintain their compatibility with multiple IT resources such as public clouds utilized by our customers, which can significantly increase the development time and effort necessary to achieve the interoperability of our offerings while maintaining product quality. When we release significant new versions of our existing offerings, the complexity of our products may require existing customers to remove and replace prior versions in order to take full advantage of substantial new features and capabilities, which may subdue initial demand for the new versions or, conversely, depress demand for existing versions until the customer is ready to purchase and install the newest release. If we are unable to evolve our solutions and offerings in time to respond to and remain ahead of new technological developments, our ability to retain or increase market share and revenue in the virtualization, cloud computing, end-user computing and SDDC industries could be materially adversely affected. With respect to our SDDC products, if we fail to introduce compelling new features in future upgrades to our vSphere product line, manage the transition to hybrid cloud platforms, develop new or tightly integrate existing applications for our virtualization technology that address customer requirements for integration, automation and management of their IT systems with public cloud resources, overall demand for products and services based on vSphere may decline. Additionally, if we fail to realize returns on investments in our newer SaaS and cloud initiatives, our operating margins and results of operations will be adversely impacted.
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
Factors that may cause fluctuations in our operating results include, among others, the factors described elsewhere in this risk factors section and the following:

•	fluctuations in demand, adoption rates, sales cycles and pricing levels for our products and services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	the timing of announcements or releases of new or upgraded products and services by us or by our competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	credit risks of our distributors, who account for a significant portion of product revenue and accounts receivable;

•	the timing of when sales orders are processed, which can cause fluctuations in our backlog and impact our bookings and timing of revenue recognition;

•	seasonal factors such as the end of fiscal period budget expenditures by our customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for EAs as original EA terms expire;

•	the timing and amount of internally developed software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions;

•	fluctuations in the fair value of our investment in Pivotal, which are primarily based on Pivotal’s closing stock price on the last trading day of each fiscal quarter;

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
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. During the three months ended May 4, 2018, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 due to exchange rate fluctuations. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
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
Additionally, our parent company, Dell, currently has a significant level of debt financing. Accordingly, negative changes to Dell’s credit rating could also negatively impact our credit rating and the value and liquidity of any future debt we might raise. Refer to “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information on our outstanding indebtedness.
Our current research and development efforts may not produce significant revenue for several years, if at all.
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our NSX virtual networking, vSAN virtual storage, cloud and SaaS initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 23% of our total revenue during the three months ended May 4, 2018. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.

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
If we cannot adapt our business models to keep pace with industry trends, including the industry-wide transition to cloud-based computing, our revenue could be negatively impacted. Certain of our product initiatives, such as our VCPP and SaaS offerings, have a subscription model. As we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. In addition, we may fail to accurately predict subscription renewal rates or their impact on operating results, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. Additionally, as customers transition to our hybrid cloud and SaaS products and services, our revenue growth rate may be adversely impacted during the period of transition as we will recognize less revenue up front than we would otherwise recognize as part of the multi-year license contracts through which we typically sell our established offerings. Finally, as we offer more services that depend on converting users of free services to users of premium services and converting purchasers of our on-premises products to our SaaS offerings, and as such services grow in size, our ability to maintain or improve and to predict conversion rates will become more important.
Our products and services are highly technical and may contain errors, defects or security vulnerabilities.
Our products and services are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products or services may only be discovered after a product or service has been installed and used by customers. Undiscovered vulnerabilities in our products or services could expose our customers to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products and services that could be exploited by hackers or others. VMware products and services are also subject to known and unknown security vulnerabilities resulting from integration with products or services of other companies (such as applications, operating systems or semi-conductors). For example, vulnerabilities in certain microprocessors were recently publicly announced under the names Spectre and Meltdown. Actual or perceived errors, defects or security vulnerabilities in our products or services could harm our reputation and lead some customers to return products or services, reduce or delay future purchases or use competitive products or services, all of which could negatively impact our business, operating results and stock price.
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
Three of our distributors each accounted for 10% or more of our consolidated revenue during the three months ended May 4, 2018. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Our business is subject to a wide variety of laws and regulations regarding privacy and protection of personal data. Federal, state and foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use, processing and disclosure of this information. We collect contact and other personal or identifying information from our customers, and our customers increasingly use our services to store and process personal information and other regulated data, including protected health information subject to stringent data privacy laws. As an employer, we also maintain personal data of our employees and share that information with third-party service providers, such as payroll and benefits providers. Our cloud computing service offerings, pursuant to which we offer cloud services and enable third-party service providers to offer cloud services built on our technology, expose us to particularly significant risks. We rely on the contractual representations of these third parties that they do not violate any applicable privacy laws and regulations or their own privacy policies and in some cases covenants requiring them to maintain certain security measures and protections.
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
The EU data protection law, the General Data Protection Regulation (“GDPR”), which became effective in May 2018, is wide-ranging in scope. In order to adapt to these new requirements, we have enhanced our policies and controls across our business units and services relating to how we collect and use personal data relating to customers, employees and vendors, and we will continue to invest resources necessary to maintain compliance with GDPR. Additionally, we expect that the international transfer of personal data will present ongoing compliance challenges and complicate our business transactions as we negotiate and implement suitable arrangements with international customers and international and domestic vendors. As a result, our data transfers could require us to implement additional costly measures and require similar adjustments by our customers in order to continue utilizing our products and services. Failure to comply may lead to fines of up to €20 million or up to 4% of the annual global revenues of the infringer, whichever is greater. EU data protection laws and their interpretations continue to develop, and may be inconsistent from jurisdiction to jurisdiction, which may further impact our information processing activities.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of May 4, 2018, goodwill and amortizable intangible assets were $4,596 million and $535 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to income and indirect tax examinations. The Dell-owned EMC consolidated group is routinely under audit by the IRS. All U.S. federal income tax matters have been concluded for years through 2011, except for any matters under appeal. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions. While we believe we have complied with all applicable income tax laws, a governing tax authority could have a different interpretation of the law and assess us with additional taxes. Any assessment of additional taxes could materially affect our financial condition and operating results.
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
Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland where the rate of taxation is lower than our U.S. tax rate, and as such, our annual effective tax rate can be significantly affected by the composition of our earnings in the U.S. and non-U.S. jurisdictions. During October 2014, Ireland announced revisions to its tax regulations that will require foreign earnings of our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax laws in Ireland beginning in 2021. Prior to this date, we may proactively make structural changes in Ireland that may reduce the impact to our future tax rates. Currently, there are certain structural changes in Ireland that may be available to multi-national companies. However, due to the Dell Acquisition, we could be subject to higher tax obligations in the event we executed similar structural changes.
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
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The updated standard also requires additional disclosure regarding leasing arrangements. It is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. VMware is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures, and expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.
Risks Related to Our Relationship with Dell
Our stock price has fluctuated significantly following the announcement of the Dell Acquisition, and our relationship with Dell may adversely impact our business and stock price in the future.
Our stock price has fluctuated significantly following the announcement of Dell’s acquisition of EMC, our parent company, in September 2016. Our stock price has been particularly volatile following press reports, subsequently confirmed by Dell in a Schedule 13D/A filing on February 2, 2018 and a subsequent filing by Dell on Form 8-K on May 17, 2018, that Dell is evaluating potential business opportunities, including a public offering of Dell, a potential business combination between Dell and VMware, or maintaining the status quo and that Dell is considering the conversion of its Class V common stock, that is intended to reflect our economic performance, into shares of its DHI common stock which it is considering offering to the public. Speculation regarding the outcome of Dell’s evaluation creates uncertainty for our customers, partners and employees, which could negatively impact sales, make it difficult to attract and retain employees and distract management’s focus from executing on other strategic initiatives.
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

•
In connection with the Dell Acquisition, Dell issued a tracking stock to EMC shareholders, Class V common stock, that is intended to reflect our economic performance as partial consideration to the EMC shareholders. The Class V common stock tracks the performance of an approximately 50% economic interest in our business. The Class V common stock, while not a VMware issued security, increases the supply of publicly traded securities that track VMware’s economic performance and may create the perception that the Class V common stock dilutes the holdings of our public stockholders, both of which may put downward pressure on our stock price. Prospective changes to the rights and privileges of the Class V common stock, such as a conversion to a different class of Dell common stock which Dell has disclosed it is considering per the Form 8-K filing referenced above, could also impact the market for Class V common stock. Any volatility in the market for Class V common stock could contribute to volatility in the price of VMware Class A common stock.

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
As of May 4, 2018, Dell controlled 30,679,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 81.4% of the total outstanding shares of common stock or 97.6% of the voting power of outstanding common stock held by EMC. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of May 4, 2018, Dell controlled 81.4% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Dell is prohibited through September 7, 2018 under its charter from purchasing or otherwise acquiring any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
We engage in related persons transactions with Dell that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with Dell that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services, and we expect to engage in additional related persons transactions with Dell to leverage the benefits of our strategic alignment. Additionally, in 2013 we contributed technology and transferred employees to Pivotal. We continue to hold a significant ownership interest in Pivotal which was converted from preferred stock to non-trading Class B common stock prior to Pivotal’s initial public offering on April 20, 2018.
We believe that these related persons transactions provide us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of Dell and its subsidiaries for the benefit of our customers and stockholders while enabling us to compete more effectively with competitors who are much larger than us. However, these transactions may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Negotiating and implementing these arrangements can be time consuming and cause delays in the introduction of joint product and service offerings and disruptions to VMware’s business. We cannot predict whether our stockholders and industry or securities analysts who cover us will react positively to announcements of new related persons transactions with Dell, and such announcements could have a negative impact on our stock price. Our participation in these transactions may also cause certain of our other vendors and ecosystem partners who compete with Dell and its subsidiaries to also view us as their competitors. Additionally, following Pivotal’s initial public offering, VMware held a 24% voting interest in Pivotal, which was accounted for using the fair value option. The fair value of VMware’s investment is determined primarily using the quoted market price of Pivotal’s Class A common stock. Any volatility in Pivotal’s publicly traded Class A common stock therefore introduces a degree of variability to our condensed consolidated balance sheets and statements of income, over which we have little control so long as we maintain our ownership interest.

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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in intercompany transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three months ended May 4, 2018, we recognized revenue of $371 million and as of May 4, 2018, $1,317 million of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Dell, which beneficially owned 81.4% of our outstanding stock as of May 4, 2018, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired. During August 2017, our board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018, of which $876 million remained available for repurchase as of May 4, 2018.
We did not repurchase any shares of our Class A common stock as part of our publicly announced share repurchase program during the three months ended May 4, 2018 due to the temporary suspension of our stock repurchase program in light of the 13D/A filed by Dell on February 2, 2018.

ITEM 6.	EXHIBITS
See the Exhibit Index following the signature page of this Quarterly Report on Form 10-Q for a list of exhibits.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	June 11, 2018	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-33622	3.1	6/9/17
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
10.12+*	Executive Bonus Program, as amended and restated April 16, 2018
10.23+*	Letter Agreement between VMware, Inc. and Maurizio Carli effective as of May 1, 2018
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith