Form 10-Q
period 2018-08-03
VMWARE, INC.
filed 2018-09-11
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2018
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 31, 2018, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 408,733,940, of which 108,733,940 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, VMware Cloud, vCloud, vCloud Air, Workspace ONE, AirWatch Horizon, Horizon Suite, vRealize, NSX, VMware vSAN, Wavefront, and vSphere are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017(1)	2018	2017(1)
Revenue(2):
License	$900	$783	$1,674	$1,424
Services	1,274	1,149	2,509	2,274
Total revenue	2,174	1,932	4,183	3,698
Operating expenses(3):
Cost of license revenue	45	39	90	78
Cost of services revenue	260	231	511	481
Research and development	481	428	934	849
Sales and marketing	696	613	1,403	1,195
General and administrative	182	160	351	311
Realignment and loss on disposition	1	36	3	99
Operating income	509	425	891	685
Investment income	57	25	105	48
Interest expense	(34)	(7)	(67)	(13)
Other income (expense), net	240	51	1,018	54
Income before income tax	772	494	1,947	774
Income tax provision	128	88	361	124
Net income	$644	$406	$1,586	$650
Net income per weighted-average share, basic for Classes A and B	$1.58	$0.99	$3.91	$1.59
Net income per weighted-average share, diluted for Classes A and B	$1.56	$0.98	$3.85	$1.57
Weighted-average shares, basic for Classes A and B	407,112	408,399	406,040	408,415
Weighted-average shares, diluted for Classes A and B	413,286	412,768	412,389	413,920
__________
(1) Adjusted to reflect the retrospective adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”).
(2) Includes related party revenue as follows (refer to Note C):
License	$308	$162	$475	$275
Services	228	148	433	289
(3) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$—	$1
Cost of services revenue	12	12	24	25
Research and development	90	89	174	170
Sales and marketing	49	48	95	98
General and administrative	26	20	46	37
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017(1)	2018	2017(1)
Net income	$644	$406	$1,586	$650
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of tax provision (benefit) of $2, $5, ($3) and $9	5	8	(9)	15
Reclassification of (gains) losses realized during the period, net of tax benefit of $—, $—, $— and $1	—	—	—	2
Net change in market value of available-for-sale securities	5	8	(9)	17
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision of $—, $3, $— and $3	1	(5)	(12)	1
Reclassification of (gains) losses realized during the period, net of tax provision of $— for all periods	(3)	2	1	2
Net change in market value of effective foreign currency forward contracts	(2)	(3)	(11)	3
Total other comprehensive income (loss)	3	5	(20)	20
Total comprehensive income, net of taxes	$647	$411	$1,566	$670
__________
(1) Adjusted to reflect the retrospective adoption of Topic 606.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	August 3,	February 2,
	2018	2018(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,121	$5,971
Short-term investments	5,179	5,682
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,222	1,394
Due from related parties, net	488	532
Other current assets	238	257
Total current assets	15,248	13,836
Property and equipment, net	1,105	1,074
Other assets	1,944	924
Deferred tax assets	20	227
Intangible assets, net	496	548
Goodwill	4,596	4,597
Total assets	$23,409	$21,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119	$15
Accrued expenses and other	1,438	1,357
Unearned revenue	3,506	3,438
Total current liabilities	5,063	4,810
Notes payable to Dell	270	270
Long-term debt	3,968	3,964
Unearned revenue	2,524	2,401
Income tax payable	943	954
Other liabilities	249	183
Total liabilities	13,017	12,582
Contingencies (refer to Note K)
Stockholders’ equity:
Class A common stock, par value $.01; authorized 2,500,000 shares; issued and outstanding 107,919 and 103,776 shares	1	1
Class B convertible common stock, par value $.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	1,076	844
Accumulated other comprehensive loss	(50)	(15)
Retained earnings	9,362	7,791
Total stockholders’ equity	10,392	8,624
Total liabilities and stockholders’ equity	$23,409	$21,206
__________
(1) Adjusted to reflect the retrospective adoption of Topic 606.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	August 3,	August 4,
	2018	2017(1)
Operating activities:
Net income	$1,586	$650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	270
Stock-based compensation	339	331
Deferred income taxes, net	225	60
Unrealized (gain) loss on equity securities, net	(1,006)	—
Loss on disposition	2	92
(Gain) loss on disposition of assets, revaluation and impairment, net	(7)	(36)
Loss on Dell stock purchase	—	2
Other	1	1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	172	4
Other current assets and other assets	(173)	(188)
Due to/from related parties, net	44	(114)
Accounts payable	95	60
Accrued expenses and other liabilities	37	115
Income taxes payable	69	8
Unearned revenue	191	143
Net cash provided by operating activities	1,882	1,398
Investing activities:
Additions to property and equipment	(121)	(105)
Purchases of available-for-sale securities	(778)	(2,152)
Sales of available-for-sale securities	161	1,253
Maturities of available-for-sale securities	1,102	770
Purchases of strategic investments	(3)	(32)
Proceeds from disposition of assets	32	6
Business combinations, net of cash acquired, and purchases of intangible assets	(26)	(236)
Net cash paid on disposition of a business	(6)	(41)
Net cash provided by (used in) investing activities	361	(537)
Financing activities:
Proceeds from issuance of common stock	99	76
Repurchase of common stock	—	(425)
Shares repurchased for tax withholdings on vesting of restricted stock	(191)	(177)
Net cash used in financing activities	(92)	(526)
Net increase in cash, cash equivalents and restricted cash	2,151	335
Cash, cash equivalents and restricted cash at beginning of the period	6,003	3,239
Cash, cash equivalents and restricted cash at end of the period	$8,154	$3,574
Supplemental disclosures of cash flow information:
Cash paid for interest	$64	$16
Cash paid for taxes, net	74	63
Non-cash items:
Changes in capital additions, accrued but not paid	$9	$6
__________
(1)   Adjusted to reflect the retrospective adoption of Topic 606 and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing and financing activities.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology driven innovation is disrupting markets and industries. Technologies emerge faster than organizations can absorb them, creating increasingly complex environments. To take on this challenge, businesses need a flexible and secure digital foundation. VMware provides compute, cloud, mobility, networking and security infrastructure software to businesses that provides a flexible digital foundation for the applications that empower businesses to serve their customers globally.
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
VMware adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”) and Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), effective February 3, 2018 using retrospective application. As part of the adoption, certain prior period amounts have been adjusted or reclassified within the condensed consolidated financial statements.
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
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware (the “Dell Acquisition”). As of August 3, 2018, Dell controlled 81.1% of VMware’s outstanding common stock and 97.5% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
As VMware is a majority-owned and controlled subsidiary of Dell, its results of operations and financial position are consolidated with Dell’s financial statements. Transactions prior to the effective date of the Dell Acquisition represent transactions only with EMC and its consolidated subsidiaries.
Management believes the assumptions underlying the condensed consolidated financial statements are reasonable. However, the amounts recorded for VMware’s intercompany transactions with Dell and its consolidated subsidiaries may not be considered arm’s length with an unrelated third party. Therefore, the condensed consolidated financial statements included herein may not necessarily reflect the results of operations, financial position and cash flows had VMware engaged in such transactions with an unrelated third party during all periods presented. Accordingly, VMware’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when VMware contracts at arm’s length with unrelated third parties for products and services the Company receives from and provides to Dell.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Use of Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting periods, and the disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, trade receivable valuation, marketing development funds, expected period of benefit for deferred commissions, useful lives assigned to fixed assets and intangible assets, valuation of goodwill and definite-lived intangibles, income taxes, stock-based compensation and contingencies. Actual results could differ from those estimates.
Significant Accounting Policies
During May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, which provided interpretive clarifications on the guidance in Topic 606. The updated revenue standard replaced all existing revenue recognition guidance under GAAP and established common principles for recognizing revenue for all industries. It also provided guidance on the accounting for costs to fulfill or obtain a customer contract. The core principle underlying the updated standard is the recognition of revenue based on consideration expected to be entitled from the transfer of goods or services to a customer. VMware adopted Topic 606 on a full retrospective basis effective February 3, 2018; consequently, previously reported amounts were adjusted to reflect the adoption of Topic 606.
Significant accounting policies applicable to revenue recognition and deferred commissions have been updated to reflect the adoption of Topic 606. There were no other changes to the VMware’s significant accounting policies described in the Form 10-K filed on March 29, 2018 that have had a material impact on the Company’s condensed consolidated financial statements and the related notes.
Revenue Recognition
VMware derives revenue primarily from licensing software under perpetual licenses or consumption-based contracts and the related software maintenance and support, training, consulting services and hosted services. VMware accounts for a contract with a customer if all criteria defined by the guidance are met, including collectibility of consideration is probable. Revenue is recognized upon transfer of control of licenses or services to the customer in an amount that reflects the consideration VMware expects to receive in exchange for those licenses or services. Control of a promised good or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. VMware’s contracts with customers may include a combination of licenses and services that are accounted for as distinct performance obligations. Certain contracts include third-party offerings and revenue that may be recognized net of the third-party costs, based upon an assessment as to whether VMware had control of the underlying third-party offering. Revenue is recognized net of any taxes invoiced to customers, which are subsequently remitted to governmental authorities.
License Revenue
VMware generally sells its license software through distributors, resellers, system vendors, systems integrators and its direct sales force. Performance obligations related to license revenue, including the license portion of term licenses, represent functional intellectual property under which a customer has the legal right to the on-premises license. The license provides significant standalone functionality and is a separate performance obligation from the maintenance and support and professional services sold by VMware. On-premises license revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer.
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
License revenue also includes an allocated portion of hosted services, which is recognized as revenue over time as the hosted services are consumed.
Services Revenue
VMware’s services revenue generally consists of software maintenance and support, professional services and an allocated portion of hosted services. Software maintenance and support offerings entitle customers to receive major and minor product

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

upgrades, on a when-and-if-available basis, and technical support. Maintenance and support services are comprised of multiple performance obligations including updates, upgrades to licenses and technical support. While separate performance obligations are identified within maintenance and support services, the underlying performance obligations generally have a consistent continuous pattern of transfer to a customer during the term of a contract. Maintenance and support services revenue is recognized over time on a ratable basis over the contract duration.
Professional services include design, implementation, training and consulting services. Professional services performed by VMware represent distinct performance obligations as they do not modify or customize licenses sold and such services are not highly interdependent or highly interrelated to licenses sold such that a customer would not be able to use the licenses without the professional services. Revenue from fixed fee professional services engagements is recognized based on progress made toward the total project effort, which can be reasonably estimated. As a practical expedient, VMware recognizes revenue from professional services engagements invoiced on a time and materials basis as the hours are incurred based on VMware’s right to invoice amounts for performance completed to date.
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
Rebate Reserves and Marketing Development Funds
Rebates, which are offered to certain channel partners and represent a form of variable consideration, are accounted for as a reduction to the transaction price on eligible contracts.
Rebates are determined based on eligible sales during the quarter or based on actual achievement to quarterly target sales. The reduction of the aggregate transaction price against eligible contracts is allocated to the applicable performance obligations. The difference between the rebate reserves recognized and the actual amounts paid has not been material to date.
Certain channel partners are also reimbursed for direct costs related to marketing or other services that are defined under the terms of the marketing development programs. Estimated reimbursements for marketing development funds are accounted for as consideration payable to a customer, reducing the transaction price of the underlying contracts. The most likely amount method is used to estimate the marketing fund reimbursements at the end of the quarter and the reduction of transaction price is allocated to the applicable performance obligations. The difference between the estimated reimbursement and the actual amount paid to channel partners has not been material to date.
Deferred Commissions
Sales commissions, including the employer portion of payroll taxes, earned by VMware’s sales force are considered incremental and recoverable costs of obtaining a contract, and are deferred and generally amortized on a straight-line basis over the expected period of benefit. The expected period of benefit is determined using the contract term or underlying technology life, if renewals are expected and the renewal commissions are not commensurate with the initial commissions. Sales commissions related to software maintenance and support renewals are deferred and amortized on a straight-line basis over the contractual renewal period.
U.S. Tax Cuts and Jobs Act
The United States (“U.S.”) Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) introduced significant changes to U.S. income tax law, including a reduction of the U.S. statutory corporate income tax rate from 35% to 21%. During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows recognition of provisional tax amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, VMware has made reasonable estimates for the related tax effects and recorded provisional

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

amounts on its consolidated financial statements for fiscal 2018. The Company continues to evaluate the impact of the 2017 Tax Act on its consolidated financial statements and expects to complete its analysis within the measurement period permitted under SAB 118.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Act require VMware to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. VMware has not elected its accounting policy as to the implementation of the GILTI provisions but plans to do so within the measurement period permitted under SAB 118. VMware recognized the tax impacts associated with GILTI as a current expense on its condensed consolidated statements of income during the three and six months ended August 3, 2018.
New Accounting Pronouncements
ASU 2016-02, Leases
During February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated standard requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet, and disclosures of key information regarding leasing arrangements. The standard may be early adopted and is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption. VMware will adopt this standard beginning with its first quarter of fiscal 2020 and will apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. VMware is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures but expects that upon adoption most of its lease commitments will be recognized as lease liabilities and right-of-use assets.
B. Revenue
Full Retrospective Adoption
The adoption of Topic 606 impacted VMware’s previously reported results as follows (tables in millions):

	Three Months Ended August 4, 2017
	As Reported	Topic 606 Adjustments	As Adjusted
Selected Captions from the Condensed Consolidated Statements of Income
Revenue:
License	$732	$51	$783
Services	1,168	(19)	1,149
Total revenue	1,900	32	1,932
Operating expenses:
Sales and marketing	668	(55)	613
Operating income	338	87	425
Income before income tax	407	87	494
Income tax provision	73	15	88
Net income	334	72	406

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended August 4, 2017
	As Reported	Topic 606 Adjustments	As Adjusted
Selected Captions from the Condensed Consolidated Statements of Income
Revenue:
License	$1,342	$82	$1,424
Services	2,294	(20)	2,274
Total revenue	3,636	62	3,698
Operating expenses:
Sales and marketing	1,255	(60)	1,195
Realignment and loss on disposition	86	13	99
Operating income	576	109	685
Income before income tax	665	109	774
Income tax provision	99	25	124
Net income	566	84	650

	February 2, 2018
	As Reported	Topic 606 Adjustments	As Adjusted
Selected Captions from the Condensed Consolidated Balance Sheets
Accounts receivable, net of allowance for doubtful accounts	$1,312	$82	$1,394
Other current assets	237	20	257
Other assets	323	601	924
Deferred tax assets	346	(119)	227
Accrued expenses and other	1,241	116	1,357
Unearned revenue	6,250	(411)	5,839
Other liabilities	152	31	183
Retained earnings	6,943	848	7,791
The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing and financing activities on VMware’s condensed consolidated statements of cash flows during the six months ended August 4, 2017.
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
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company's right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $19 million and $27 million as of August 3, 2018 and February 2, 2018, respectively. Contract asset balances will fluctuate based upon the timing of transfer of services, billings and customers’ acceptance of contractual milestones.
Contract Liabilities
Contract liabilities consist of unearned revenue, which is generally recorded when VMware has the right to invoice or payments have been received for undelivered products or services. Refer to Note L for further information.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Customer Deposits
Customer deposits include prepayments from customers related to amounts received for contracts that include cancellation rights. Purchased credits eligible for redemption of VMware’s hosted services (“cloud credits”) are included in customer deposits until the cloud credit is consumed or is contractually committed to a specific hosted service. Cloud credits are redeemable by the customer for the gross value of the hosted offering. Upon contractual commitment for a hosted service, the net value of the cloud credits that are expected to be recognized as revenue when the obligation is fulfilled will be classified as unearned revenue.
As of August 3, 2018, customer deposits related to customer prepayments and cloud credits of $182 million were included in accrued expenses and other and $40 million were included in other long-term liabilities on the condensed consolidated balance sheets. As of February 2, 2018, customer deposits related to customer prepayments were $126 million and were included in accrued expenses and other on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of August 3, 2018 and February 2, 2018 were not significant. Deferred commissions included in other assets were $683 million and $638 million as of August 3, 2018 and February 2, 2018, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $61 million and $128 million during the three and six months ended August 3, 2018, respectively, and $54 million and $105 million during the three and six months ended August 4, 2017, respectively.
Upon adoption of Topic 606, VMware recognized an impairment on its deferred commissions of $13 million during the first quarter of fiscal 2018, relating to the sales of VMware vCloud Air offerings. The impairment was included in realignment and loss on disposition on the condensed consolidated statements of income. VMware completed the sale of its vCloud Air business (“vCloud Air”) to OVH US LLC (“OVH”) during the second quarter of fiscal 2018.
C. Related Parties
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries, including EMC (collectively, “Dell”).
Transactions with Dell
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in revenue and receipts, and unearned revenue for VMware:

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	August 3,	August 4,	August 3,	August 4,	August 3,	February 2,
	2018	2017	2018	2017	2018	2018
Reseller revenue	$531	$306	$892	$555	$1,553	$1,236
Internal-use revenue	5	4	12	8	14	12
Agency fee revenue	—	—	4	1	—	—
Customer deposits resulting from transactions with Dell were $54 million and $37 million as of August 3, 2018 and February 2, 2018, respectively.
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

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

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
Information about VMware’s costs from such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Purchases and leases of products and purchases of services	$42	$32	$91	$68
Dell subsidiary support and administrative costs	26	33	54	62
VMware also purchases Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
From time to time, VMware and Dell also enter into joint marketing and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end user and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $9 million and $25 million during the three and six months ended August 3, 2018, respectively. Financing fees during the three and six months ended August 4, 2017 were not significant.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Tax Sharing Agreement with Dell
The following table summarizes the payments made to Dell pursuant to a tax sharing agreement during the periods presented (table in millions):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Payments from VMware to Dell, net	$—	$12	$3	$12
Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement that was recorded in additional paid-in capital during the three and six months ended August 3, 2018 and August 4, 2017 was not significant.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	August 3,	February 2,
	2018	2018
Due to related parties	$118	$106
Due from related parties	606	638
Due from related parties, net	$488	$532

Income tax due to related parties	$849	$781
Amounts included in due from related parties, net, excluding DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Stock Purchase Arrangements with Dell
From time to time, VMware enters into stock purchase arrangements with Dell. The following table summarizes purchases of VMware’s Class A common stock from Dell during the periods presented, pursuant to stock purchase agreements entered into on December 15, 2016 and March 29, 2017 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended	Six Months Ended
	August 4,	August 4,
	2017	2017
Aggregate purchase price	$60	$425
Class A common shares repurchased(1)	666	4,827
Weighted-average price per share	$90.04	$88.05
(1) The aggregate number of shares purchased was determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
There were no purchases of VMware’s Class A common stock from Dell during the three and six months ended August 3, 2018.
Notes Payable to Dell
On January 21, 2014, VMware entered into a note exchange agreement with its parent company providing for the issuance of three promissory notes in the aggregate principal amount of $1,500 million, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On August 21, 2017, VMware repaid two of the notes payable to Dell in the aggregate principal amount of $1,230 million, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. The remaining note payable of $270 million due December 1, 2022 may be prepaid without penalty or premium.
Interest is payable quarterly in arrears, at the annual rate of 1.75%. Interest expense on the notes payable to Dell was not significant during the three and six months ended August 3, 2018 and the three months ended August 4, 2017. Interest expense recognized during the six months ended August 4, 2017 was $13 million.
Pivotal
As of February 2, 2018, VMware had a 20% ownership interest in Pivotal, and the investment was accounted for using the cost method. The value of the investment was included in other assets on the condensed consolidated balance sheets and was $20 million as of February 2, 2018. Prior to Pivotal’s initial public offering on April 20, 2018, VMware’s previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in VMware having a financial interest of 18% and a voting interest of 24% in Pivotal. VMware recognized gains of $231 million and $1,012 million during the three and six months ended August 3, 2018, respectively, in other income (expense), net on the condensed consolidated statements of income to adjust its investment in Pivotal to its fair value of $1,032 million as of August 3, 2018. VMware also recognized discrete tax impacts of $57 million and $236 million during the three and six months ended August 3, 2018, respectively, related to its book and tax basis difference on the investment in Pivotal, net of the reversal of the previously recorded valuation allowance. Refer to Note I for further discussion.
D. Definite-Lived Intangible Assets, Net
During the first quarter of fiscal 2019, VMware completed four asset acquisitions, in which the Company acquired certain intangible assets classified as completed technology. The aggregate purchase price of the intangible assets acquired was $26 million.
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	August 3, 2018
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.4	$709	$(458)	$251
Leasehold interest	34.9	149	(31)	118
Customer relationships and customer lists	7.8	175	(83)	92
Trademarks and tradenames	8.4	69	(35)	34
Other	7.5	3	(2)	1
Total definite-lived intangible assets		$1,105	$(609)	$496

	February 2, 2018
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.4	$750	$(466)	$284
Leasehold interest	34.9	149	(29)	120
Customer relationships and customer lists	7.8	177	(74)	103
Trademarks and tradenames	8.4	70	(31)	39
Other	5.7	5	(3)	2
Total definite-lived intangible assets		$1,151	$(603)	$548
Amortization expense on definite-lived intangible assets was $39 million and $78 million during the three and six months ended August 3, 2018, respectively, and $34 million and $66 million during the three and six months ended August 4, 2017, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Based on intangible assets recorded as of August 3, 2018 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2019	$74
2020	128
2021	74
2022	58
2023	36
Thereafter	126
Total	$496
E. Realignment and Loss on Disposition
Disposition of VMware vCloud Air Business
During the second quarter of fiscal 2018, VMware completed the sale of vCloud Air to OVH. Losses recognized in connection with this transaction were $36 million and $99 million during the three and six months ended August 4, 2017, respectively, and were recorded in realignment and loss on disposition on the condensed consolidated statements of income. The losses recognized on the disposition of vCloud Air were deductible for tax purposes and resulted in a discrete tax benefit of $12 million during the second quarter of fiscal 2018.
F. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units, including performance stock units, and stock options, including purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computation of diluted net income per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income per share as both classes share the same rights in dividends; therefore, basic and diluted earnings per share are the same for both classes.
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Net income	$644	$406	$1,586	$650
Weighted-average shares, basic for Classes A and B	407,112	408,399	406,040	408,415
Effect of other dilutive securities	6,174	4,369	6,349	5,505
Weighted-average shares, diluted for Classes A and B	413,286	412,768	412,389	413,920
Net income per weighted-average share, basic for Classes A and B	$1.58	$0.99	$3.91	$1.59
Net income per weighted-average share, diluted for Classes A and B	$1.56	$0.98	$3.85	$1.57

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Anti-dilutive securities:
Employee stock options	—	845	—	870
Restricted stock units	606	499	1,046	250
Total	606	1,344	1,046	1,120
G. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of the periods presented consisted of the following (tables in millions):

	August 3, 2018
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$346	$—	$—	$346
Cash equivalents:
Money-market funds	$7,728	$—	$—	$7,728
Demand deposits	39	—	—	39
U.S. Government and agency obligations	8	—	—	8
Total cash equivalents	$7,775	$—	$—	$7,775
Short-term investments:
U.S. Government and agency obligations	$860	$—	$(7)	$853
U.S. and foreign corporate debt securities	4,135	1	(42)	4,094
Foreign governments and multi-national agency obligations	113	—	(1)	112
Mortgage-backed securities	96	—	(3)	93
Total short-term investments(1)	$5,204	$1	$(53)	$5,152
(1) Short-term investments on the condensed consolidated balance sheets as of August 3, 2018 also includes the marketable equity investment carried at fair value. Refer to Note I for further information.

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
VMware evaluated its available-for-sale investments as of August 3, 2018 and February 2, 2018 for other-than-temporary declines in fair value and did not consider any to be other-than-temporarily impaired. The realized gains and losses on investments during the three and six months ended August 3, 2018 and August 4, 2017 were not significant.
Unrealized losses on available-for-sale investments, which have been in a net loss position for less than twelve months as of the periods presented, were classified by sector as follows (table in millions):

	August 3, 2018		February 2, 2018
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$2,783	$(33)	$3,100	$(22)
As of the periods presented, unrealized losses on available-for-sale investments in the other investment categories, which have been in a net loss position for less than twelve months, were not significant. Unrealized losses on available-for-sale investments, which have been in a net loss position for twelve months or greater, were not significant as of the periods presented.
Contractual Maturities
The contractual maturities of fixed income securities included in short-term investments on the condensed consolidated balance sheets and held as of August 3, 2018, consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,511	$2,504
Due after 1 year through 5 years	2,557	2,516
Due after 5 years through 10 years	73	71
Due after 10 years	63	61
Total fixed income securities	$5,204	$5,152
Restricted Cash
During November 2016, the FASB issued ASU 2016-18, for which restricted cash or restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The updated standard is effective for interim and annual periods beginning after December 15, 2017 and requires a full retrospective transition method. VMware adopted ASU 2016-18 during the first quarter of fiscal 2019 and

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

has applied the standard retrospectively to all periods presented. The adoption of ASU 2016-18 did not have a significant impact on the condensed consolidated statements of cash flows during the six months ended August 4, 2017.
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

	August 3,	February 2,
	2018	2018
Cash and cash equivalents	$8,121	$5,971
Restricted cash within other current assets	26	22
Restricted cash within other assets	7	10
Total cash, cash equivalents and restricted cash	$8,154	$6,003
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
The carrying value of the Senior Notes as of the periods presented were as follows (amounts in millions):

	August 3,	February 2,	Effective Interest Rate
	2018	2018
Long-term debt:
2.30% Senior Note Due August 21, 2020	$1,250	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Total principal amount	4,000	4,000
Less: unamortized discount	(7)	(8)
Less: unamortized debt issuance costs	(25)	(28)
Net carrying amount	$3,968	$3,964
Interest is payable semiannually in arrears, on February 21 and August 21 of each year. During the three and six months ended August 3, 2018, interest expense of $32 million and $65 million, respectively, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of August 3, 2018, there were no outstanding borrowings under the Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the Credit Facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three and six months ended August 3, 2018.
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
As of August 3, 2018 and February 2, 2018, VMware’s Level 2 investment securities were generally priced using non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
VMware did not have any significant assets or liabilities that were classified as Level 3 of the fair value hierarchy for the periods presented, and there have been no transfers between fair value measurement levels during the periods presented.
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	August 3, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$7,728	$—	$7,728
Demand deposits	—	39	39
U.S. Government and agency obligations	—	8	8
Total cash equivalents	$7,728	$47	$7,775
Short-term investments:
U.S. Government and agency obligations	$625	$228	$853
U.S. and foreign corporate debt securities	—	4,094	4,094
Foreign governments and multi-national agency obligations	—	112	112
Mortgage-backed securities	—	93	93
Marketable equity securities	27	—	27
Total short-term investments	$652	$4,527	$5,179

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
The notes payable to Dell and the Senior Notes were not adjusted to fair value. The fair value of the notes payable to Dell was approximately $248 million and $246 million as of August 3, 2018 and February 2, 2018, respectively. The fair value of the Senior Notes was approximately $3,859 million and $3,863 million as of August 3, 2018 and February 2, 2018, respectively. Fair value for both the notes payable to Dell and the Senior Notes was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income is not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at approximately $69 million and $60 million as of August 3, 2018 and February 2, 2018, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
Equity securities
During January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value for certain equity investments recognized in other income (expenses), net on the condensed consolidated statements of income.
Securities Carried at Fair Value
VMware holds an equity security, which is publicly traded and measured at fair value using quoted prices for identical assets in an active market (Level 1). Prior to the adoption of ASU 2016-01, unrealized gains or losses on this equity security were recognized in accumulated other comprehensive loss on the condensed consolidated balance sheets. Effective February 3, 2018, VMware adopted ASU 2016-01 and reclassified the unrealized gain on this security of $11 million to retained earnings as a cumulative-effect adjustment on the condensed consolidated balance sheets. Unrealized gains and losses are now recognized in other income (expense), net on the condensed consolidated statements of income. As of August 3, 2018, the fair value of this equity security was $27 million and was included in short-term investments on the condensed consolidated balance sheets. The unrealized loss recognized during the three and six months ended August 3, 2018 was not significant.
Through its ownership in Class B Common Stock, VMware has a financial interest of 18% and a voting interest of 24% in Pivotal. VMware elected the fair value option of accounting because it believes that fair value is the most relevant measurement for this investment. The fair value of VMware’s investment in Pivotal was $1,032 million as of August 3, 2018 and was determined using the quoted market price of Pivotal’s Class A common stock as of each reporting period, adjusted for the impact of lack of marketability and superior voting rights (Level 2).

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Financial information of Pivotal is made publicly available. The following tables include summarized financial information for the first quarter of fiscal 2019 obtained from Pivotal’s most recent Form 10-Q filed with the SEC on June 14, 2018 (tables in millions):

Three Months Ended
May 4,
2018
Results of Operations Data:
Revenue	$156
Gross profit	96
Loss from operations	(34)
Net loss	(33)
Net loss attributable to Pivotal	(33)

May 4,
2018
Balance Sheet Data:
Current assets	$887
Total assets	1,669
Current liabilities	334
Total liabilities	420
Non-controlling interest	1
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
Upon adoption of ASU 2016-01, VMware elected to measure these equity securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar security of the same issuer. As of August 3, 2018, these equity securities had a carrying value of $106 million and were included in other assets on the condensed consolidated balance sheets. All gains and losses on these equity securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and six months ended

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

August 3, 2018 and August 4, 2017, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the condensed consolidated statements of income as incurred.
These forward contracts have contractual maturities of twelve months or less, and as of August 3, 2018 and February 2, 2018, outstanding forward contracts had a total notional value of $174 million and $318 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and six months ended August 3, 2018 and August 4, 2017, all cash flow hedges were considered effective.
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
These forward contracts have a contractual maturity of one month, and as of August 3, 2018 and February 2, 2018, outstanding forward contracts had a total notional value of $966 million and $1,020 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and six months ended August 3, 2018, VMware recognized gains of $29 million and $59 million, respectively, related to the settlement of forward contracts. The losses recognized during the three and six months ended August 4, 2017 were $27 million and $35 million, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not material during the three and six months ended August 3, 2018. The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities during the three and six months ended August 4, 2017 resulted in net gains of $10 million and $13 million, respectively. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
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
On March 4, 2015, Christoph Hellwig, a software developer who alleged that software code he wrote is used in a component of the Company’s vSphere product, filed a lawsuit against VMware in the Hamburg Regional Court in Germany alleging copyright infringement for failing to comply with the terms of the open source General Public License v.2 (“GPL v.2”). On July 8, 2016, the German court issued a written decision dismissing Mr. Hellwig’s lawsuit. Mr. Hellwig has appealed this decision and both parties have filed their initial opening appellate briefs. The appellate court has scheduled a hearing for November 28, 2018. The Company intends to continue vigorously defending itself against this lawsuit.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

that the occurrence of a loss is probable and is reasonably estimable. In making such judgments, VMware considers the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal costs are generally recognized as expense when incurred.
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of August 3, 2018, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
L. Unearned Revenue and Remaining Performance Obligations
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	August 3,	February 2,
	2018	2018
Unearned license revenue	$190	$184
Unearned software maintenance revenue	5,223	5,082
Unearned professional services revenue	617	573
Total unearned revenue	$6,030	$5,839
Unearned license revenue is primarily related to the allocated portion of VMware's software-as-a-service (“SaaS”) offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining term as of August 3, 2018 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of VMware’s SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
During the six months ended August 3, 2018, unearned revenue on current period billings was $2,717 million. Revenue recognized during the six months ended August 3, 2018, from amounts previously classified as unearned revenue, was $2,448 million and did not include revenue for performance obligations that were fully satisfied upon delivery, such as on-premises license.
During the six months ended August 3, 2018, cloud credits totaling $77 million were reclassified from unearned revenue to customer deposits due to the addition of third-party offerings that would be recognized net of associated cost upon redemption of cloud credits.
Revenue recognized during the six months ended August 4, 2017, from amounts previously classified as unearned revenue, was $2,272 million and did not include revenue for performance obligations that were fully satisfied upon delivery, such as on-premises license.
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
As of August 3, 2018, the aggregate transaction price allocated to remaining performance obligations was $6,448 million. Approximately 57% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. VMware applied the practical expedient to not disclose the amount of transaction price allocated to remaining performance obligations for periods prior to adoption of Topic 606.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

M. Stockholders’ Equity
Special Dividend
On July 1, 2018, VMware’s board of directors declared a conditional $11 billion one-time special cash dividend (the “Special Dividend”), payable pro-rata to VMware stockholders as of the record date. The Special Dividend is payable in connection with the closing of a proposed transaction by Dell (the “Dell Class V Transaction”) pursuant to which holders of Dell Class V common stock, which is designed to track the economic performance of VMware, will exchange the Dell Class V common stock for Dell Class C common stock or cash or both, resulting in the elimination of the Dell Class V common stock. Payment of the Special Dividend is conditioned upon approval of the Dell Class V Transaction and the satisfaction of certain other conditions set forth in the current report on Form 8-K filed by VMware on July 2, 2018. The record date for the Special Dividend will follow approval of the Dell Class V Transaction by Dell’s stockholders, and the Special Dividend will be paid in connection with the consummation of the Dell Class V Transaction. The conditions for payment of the Special Dividend must be met no later than January 31, 2019 or the Special Dividend will not be paid.
Stock awards that are outstanding at the time of the Special Dividend will be adjusted pursuant to anti-dilution provisions in the Company’s stock plan documents that provide for equitable adjustments to be determined by the Company’s Compensation and Corporation Governance Committee in the event of an extraordinary cash dividend.
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
During August 2017, VMware’s board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018. On July 1, 2018, VMware’s board of directors extended authorization of the existing stock repurchase program through August 31, 2019. As of August 3, 2018, the cumulative authorized amount remaining for stock repurchases was $876 million.
The following table summarizes stock repurchase activity, including shares purchased from Dell, during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended	Six Months Ended
	August 4,	August 4,
	2017	2017
Aggregate purchase price(1)	$60	$425
Class A common shares repurchased	666	4,827
Weighted-average price per share	$90.04	$88.05
(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital.
There were no repurchases of VMware’s Class A common stock during the three and six months ended August 3, 2018.
VMware Restricted Stock
VMware’s restricted stock primarily consists of restricted stock unit (“RSU”) awards, which have been granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware’s Class A common stock.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes restricted stock activity since February 3, 2018 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, February 3, 2018	17,360	$78.62
Granted	5,151	143.84
Vested	(4,210)	77.29
Forfeited	(903)	81.66
Outstanding, August 3, 2018	17,398	98.27
The aggregate vesting date fair value of VMware’s restricted stock that vested during the six months ended August 3, 2018 was $582 million. As of August 3, 2018, restricted stock representing 17.4 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2,600 million based on VMware’s closing stock price as of August 3, 2018.
Net excess tax benefits
Net excess tax benefits recognized in connection with stock-based awards are included in the income tax provision on the condensed consolidated statements of income. Net excess tax benefits recognized during the three and six months ended August 3, 2018 were $27 million and $53 million, respectively, and were $13 million and $44 million during the three and six months ended August 4, 2017, respectively.
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 2, 2018	$(15)	$—	$(15)
Adjustments related to adoption of ASU 2016-01 and 2018-02	(15)	—	(15)
Unrealized gains (losses), net of tax (benefit) of $2, $— and $2	(9)	(12)	(21)
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income, net of tax benefit of $—	—	1	1
Other comprehensive income (loss), net	(9)	(11)	(20)
Balance, August 3, 2018	$(39)	$(11)	$(50)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 3, 2017	$(6)	$2	$(4)
Unrealized gains (losses), net of tax provision of $9, $3 and $12	15	1	16
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income, net of tax provision of $1, $— and $1	2	2	4
Other comprehensive income (loss), net	17	3	20
Balance, August 4, 2017	$11	$5	$16
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
Effective February 3, 2018, VMware adopted ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), on a modified retrospective basis. The standard requires entities to recognize at the transaction date the income tax consequences of intra-entity asset transfers. VMware recorded a cumulative-effect adjustment of $27 million to retained earnings on the Company’s condensed consolidated balance sheets as of the beginning of the period of adoption. Subsequent to the adoption, any transfers of intellectual property between VMware’s legal entities will be recorded on the condensed consolidated statements of income in the period that the transfer occurs.
Effective February 3, 2018, VMware early adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Act from accumulated other comprehensive income to retained earnings. The Company elected to reclassify income tax effects due to the 2017 Tax Act from accumulated other comprehensive loss to retained earnings on the condensed consolidated balance sheets in the period of adoption. The impact of the reclassification of stranded tax effects was not significant.
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
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Revenue:
License	$900	$783	$1,674	$1,424
Services:
Software maintenance	1,109	994	2,186	1,973
Professional services	165	155	323	301
Total services	1,274	1,149	2,509	2,274
Total revenue(1)	$2,174	$1,932	$4,183	$3,698
(1) Includes revenue derived from VMware’s Hybrid Cloud Computing subscription and SaaS offerings, which was $217 million and $427 million during the three and six months ended August 3, 2018, respectively, and $171 million and $339 million during the three and six months ended August 4, 2017, respectively. Revenue from Hybrid Cloud Computing offerings consisted primarily of VCPP revenue.
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
United States	$1,062	$964	$2,000	$1,854
International	1,112	968	2,183	1,844
Total	$2,174	$1,932	$4,183	$3,698
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three and six months ended August 3, 2018 and August 4, 2017.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	August 3,	February 2,
	2018	2018
United States	$813	$784
International	111	117
Total	$924	$901
No individual country other than the U.S. accounted for 10% or more of these assets as of August 3, 2018 and February 2, 2018.
O. Subsequent Event
During August 2018, VMware entered into a definitive agreement to acquire CloudHealth Technologies, Inc. (“CloudHealth Technologies”). Total consideration for the acquisition, subject to purchase price adjustments, will consist of approximately $500 million in cash and assumed unvested equity awards of the acquiree. CloudHealth Technologies delivers a cloud operations platform that enables customers to help analyze and manage cloud cost, usage, security, and performance centrally for native public clouds. The transaction is expected to close during the third quarter of fiscal 2019 and is subject to regulatory approvals and customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of August 3, 2018 should be read in conjunction with our consolidated financial statements for the year ended February 2, 2018 contained in our Form 10-K filed on March 29, 2018. Multiple accounting standards were adopted during the three months ended May 4, 2018, which resulted in adjustments or reclassifications of amounts previously reported. Refer to the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
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
SDDC or Software-Defined Data Center
Our SDDC technologies form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During the six months ended August 3, 2018, we continued to see broad-based strength of our SDDC solutions. While sales from our management products increased during the six months ended August 3, 2018, future sales growth rate may fluctuate period to period, depending largely upon the extent to which management products are included in our particular larger EAs.
Hybrid Cloud Computing
Our overarching cloud strategy contains three key components: (i) continue to expand beyond compute virtualization in the private cloud; (ii) extend the private cloud into the public cloud; and (iii) connect and secure endpoints across a range of public clouds. During the six months ended August 3, 2018, Hybrid Cloud Computing was primarily comprised of VMware Cloud Provider Program (“VCPP”) and also included VMware Cloud Services, which enable customers to run, manage, connect and secure their applications across private and public clouds.
During the six months ended August 3, 2018, revenue growth in our Hybrid Cloud Computing offerings was primarily driven by our VCPP offerings. VMware Cloud on AWS is currently available in certain geographies, and we expect to continue expanding into additional regions.
End-User Computing
Our EUC solution consists of VMware Workspace ONE (“Workspace ONE”), our digital workspace platform, which includes VMware AirWatch (“AirWatch”) and VMware Horizon. Our AirWatch business model includes an on-premises solution that we offer through the sale of perpetual licenses and software-as-a-service (“SaaS”) solutions. Workspace ONE continued to be our primary growth driver within our EUC product group during the six months ended August 3, 2018.

Dell Synergies
During the six months ended August 3, 2018, we continued joint marketing, sales, branding and product development efforts with Dell Technologies Inc. (“Dell”) and other Dell Technologies companies to enhance the collective value we deliver to our mutual customers. As a result of our collective business built with Dell, we have experienced synergies benefiting our sales during the six months ended August 3, 2018.
Special Dividend
On July 1, 2018, our board of directors declared a conditional $11 billion one-time special cash dividend (the “Special Dividend”), payable pro-rata to our stockholders as of the record date. The Special Dividend is payable in connection with the closing of a proposed transaction by Dell (the “Dell Class V Transaction”) pursuant to which holders of Dell Class V common stock, which is designed to track our economic performance, will exchange the Dell Class V common stock for Dell Class C common stock or cash or both, resulting in the elimination of the Dell Class V common stock. Payment of the Special Dividend is conditioned upon approval of the Dell Class V Transaction and the satisfaction of certain other conditions set forth in the current report on Form 8-K we filed on July 2, 2018. The record date for the Special Dividend will follow approval of the Dell Class V Transaction by Dell’s stockholders, and the Special Dividend will be paid in connection with the consummation of the Dell Class V Transaction. The conditions for payment of the Special Dividend must be met no later than January 31, 2019 or the Special Dividend will not be paid.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 3,	August 4,			August 3,	August 4,
	2018	2017(1)	$ Change	% Change	2018	2017(1)	$ Change	% Change
Revenue:
License	$900	$783	$117	15%	$1,674	$1,424	$250	18%
Services:
Software maintenance	1,109	994	115	12	2,186	1,973	213	11
Professional services	165	155	10	6	323	301	22	7
Total services	1,274	1,149	125	11	2,509	2,274	235	10
Total revenue	$2,174	$1,932	$242	13	$4,183	$3,698	$485	13

Revenue:
United States	$1,062	$964	$98	10%	$2,000	$1,854	$146	8%
International	1,112	968	144	15	2,183	1,844	339	18
Total revenue	$2,174	$1,932	$242	13	$4,183	$3,698	$485	13
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), effective February 3, 2018.
Revenue from our Hybrid Cloud Computing offerings consisted primarily of VCPP, and revenue from our SaaS offerings consisted primarily of our AirWatch mobile solution within Workspace ONE. VCPP revenue is included in license revenue and SaaS revenue is allocated equally between license and services revenue. Hybrid Cloud Computing, together with our SaaS offerings, increased to approximately 10% of our total revenue during the three and six months ended August 3, 2018 from greater than 8% of our total revenue during the three and six months ended August 4, 2017.

License revenue relating to the sale of perpetual licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our Hybrid Cloud Computing and SaaS offerings is recognized on a consumption basis or over a period of time.
License Revenue
License revenue during the three and six months ended August 3, 2018 compared to the three and six months ended August 4, 2017 benefited from broad-based growth across our diverse product portfolio and across our U.S. and international geographies. Our core SDDC solutions, which are generally comprised of our compute and management products, continued to show strength, including growth in our management products and our VCPP offerings. Strength in our renewal business, including EAs, also contributed to license revenue growth during the three and six months ended August 3, 2018 compared to the three and six months ended August 4, 2017.
Services Revenue
During the three and six months ended August 3, 2018, software maintenance revenue continued to benefit from strong renewals of our EAs, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, approximately three years of support and maintenance with each new license purchased.
Professional services revenue increased during the three and six months ended August 3, 2018, respectively, as compared to the three and six months ended August 4, 2017. We have continued our focus on solution deployments, including our VMware NSX (“NSX”) products, which contributed to the increase in professional services revenue. We continue to focus on enabling our partners to deliver professional services for our solutions and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	August 3,	February 2,
	2018	2018(1)
Unearned license revenue	$190	$184
Unearned software maintenance revenue	5,223	5,082
Unearned professional services revenue	617	573
Total unearned revenue	$6,030	$5,839
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
Unearned license revenue is primarily related to the allocated portion of our SaaS offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining term as of August 3, 2018 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of our SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of August 3, 2018, the aggregate transaction price allocated to remaining performance obligations was $6,448 million. Approximately 57% is expected to be recognized as revenue over the next 12 months and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements received at the end of a given period and is net of related estimated rebates and marketing development funds. As of August 3, 2018, our total backlog was $320 million, generally consisting of licenses, maintenance and services. Our backlog related to licenses was $141 million, which we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $71 million as of August 3, 2018, is excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs. As of February 2, 2018, our total backlog was $285 million, generally consisting of licenses, maintenance and services. Our backlog related to licenses was $99 million.
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
Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in salaries and headcount across most of our income statement expense categories during the three and six months ended August 3, 2018. We expect increases in cash-based employee-related expenses to continue.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our software, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software includes personnel costs and related overhead associated with the physical and electronic delivery of our software products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 3,	August 4,			August 3,	August 4,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of license revenue	$45	$39	$6	17%	$90	$77	$13	17%
Stock-based compensation	—	—	—	(66)	—	1	(1)	(60)
Total expenses	$45	$39	$6	16	$90	$78	$12	16
% of License revenue	5%	5%			5%	5%
Cost of license revenue increased during the three and six months ended August 3, 2018 compared to the three and six months ended August 4, 2017, primarily driven by fulfillment-related costs for our SD-WAN offerings.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products and hosted services and to provide professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 3,	August 4,			August 3,	August 4,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of services revenue	$248	$219	$28	13%	$487	$456	$32	7%
Stock-based compensation	12	12	1	5	24	25	(2)	(7)
Total expenses	$260	$231	$29	13	$511	$481	$30	6
% of Services revenue	20%	20%			20%	21%
Cost of services revenue increased during the three and six months ended August 3, 2018 compared to the three and six months ended August 4, 2017. The increase was primarily due to growth in cash-based employee-related expenses of $16 million during the six months ended August 3, 2018, driven by incremental growth in headcount and salaries, as well as an increase in costs associated with third-party hosting services to support our SaaS offerings of $11 million and $14 million during the three and six months ended August 3, 2018, respectively. The increase was also driven by fluctuations in the exchange rates for foreign currencies in which we incur expenses during the six months ended August 3, 2018, as well as higher equipment, depreciation and facilities-related costs during the three months ended August 3, 2018.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in our key growth areas, including NSX and VMware vSAN, while also investing in areas that we expect to be significant growth drivers in future periods.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 3,	August 4,			August 3,	August 4,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$391	$339	$52	15%	$760	$679	$81	12%
Stock-based compensation	90	89	2	2	174	170	4	2
Total expenses	$481	$428	$54	13	$934	$849	$85	10
% of Total revenue	22%	22%			22%	23%
Research and development expenses increased during the three and six months ended August 3, 2018 compared to the three and six months ended August 4, 2017. The increase was primarily due to growth in cash-based employee-related expenses of $14 million and $51 million during the three and six months ended August 3, 2018, respectively, driven by incremental growth in headcount and salaries, as well as increased equipment, depreciation and facilities-related costs of $23 million and $28 million during the three and six months ended August 3, 2018, respectively. The increase was also driven by a decrease in capitalized internal-use software development costs of $14 million during the six months ended August 3, 2018 as compared to the six months ended August 4, 2017.
Sales and Marketing Expenses
Sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and marketing initiatives. A significant portion of our sales commissions are deferred and recognized over the expected period of benefit.
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 3,	August 4,			August 3,	August 4,
	2018	2017(1)	$ Change	% Change	2018	2017(1)	$ Change	% Change
Sales and marketing	$647	$565	$81	14%	$1,308	$1,097	$212	19%
Stock-based compensation	49	48	1	2	95	98	(3)	(3)
Total expenses	$696	$613	$82	13	$1,403	$1,195	$209	18
% of Total revenue	32%	32%			34%	32%
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
Sales and marketing expenses increased during the three and six months ended August 3, 2018 compared to the three and six months ended August 4, 2017. The increase was primarily due to growth in cash-based employee-related expenses of $55 million and $141 million during the three and six months ended August 3, 2018, respectively, driven by incremental growth in headcount and salaries, as well as higher commission costs, resulting from increased sales volume and headcount. Equipment, depreciation and facilities-related costs also contributed to the increase during the three and six months ended August 3, 2018. The increase during the six months ended August 3, 2018 was also driven by an increase in costs incurred for sales enablement-based initiatives of $44 million and fluctuations in the exchange rates for foreign currencies in which we incur expenses.

General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 3,	August 4,			August 3,	August 4,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$156	$140	$16	12%	$305	$274	$31	12%
Stock-based compensation	26	20	6	30	46	37	9	23
Total expenses	$182	$160	$22	14	$351	$311	$40	13
% of Total revenue	8%	8%			8%	8%
General and administrative expenses increased during the three and six months ended August 3, 2018 compared to the three and six months ended August 4, 2017. The increase was primarily driven by an increase in charitable donations of $15 million and $20 million during the three and six months ended August 3, 2018, respectively. Overall, general and administrative expenses remained relatively consistent as a percentage of total revenue.
Realignment and Loss on Disposition
Realignment expenses and loss on disposition during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 3,	August 4,			August 3,	August 4,
	2018	2017(1)	$ Change	% Change	2018	2017(1)	$ Change	% Change
Realignment and loss on disposition	$1	$36	$(35)	(97)%	$3	$99	$(97)	(97)%
% of Total revenue	—%	2%			—%	3%
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
During the second quarter of fiscal 2018, we completed the sale of our VMware vCloud Air business to OVH US LLC. Losses recognized in connection with this transaction were $36 million and $99 million during the three and six months ended August 4, 2017, respectively. The loss recognized during the six months ended August 4, 2017 included the $13 million impairment of deferred commissions resulting from the retrospective adoption of Topic 606.
Investment Income
Investment income during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 3,	August 4,			August 3,	August 4,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Investment income	$57	$25	$31	124%	$105	$48	$57	118%
% of Total revenue	3%	1%			3%	1%
Investment income increased during the three and six months ended August 3, 2018 compared to the three and six months ended August 4, 2017, primarily driven by increased interest income earned on our cash equivalents and short-term investments resulting from higher yields and from higher balances.
In the event that the conditional Special Dividend is paid, our cash, cash equivalent and short-term investment balances will decline significantly, which we expect to result in lower investment income in the future.

Interest expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 3,	August 4,			August 3,	August 4,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$34	$7	$27	414%	$67	$13	$54	414%
% of Total revenue	2%	—%			2%	—%
On August 21, 2017, we issued three series of unsecured senior notes (“Senior Notes”) pursuant to a public debt offering in the aggregate amount of $4,000 million. Upon closing, a portion of the net proceeds from the offering was used to repay two of the notes payable to Dell in the aggregate principal amount of $1,230 million. Interest expense increased by $27 million and $54 million during the three and six months ended August 3, 2018 compared to the three and six months ended August 4, 2017, due to the issuance of the Senior Notes, offset in part by a reduction in interest expense on the notes payable to Dell. We expect interest expense for fiscal 2019 to be approximately $130 million.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 3,	August 4,			August 3,	August 4,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other income (expense), net	$240	$51	$190	371%	$1,018	$54	$964	1,785%
% of Total revenue	11%	3%			24%	1%
Upon adoption of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the carrying value of our non-marketable equity securities is adjusted to fair value based upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income. To adjust our investment in Pivotal Software Inc. (“Pivotal”) to its fair value of $1,032 million as of August 3, 2018, we recognized unrealized gains of $231 million and $1,012 million during the three and six months ended August 3, 2018, respectively.
The fair value of our investment is determined primarily using the quoted market price of Pivotal’s Class A common stock. As a result, any volatility in Pivotal’s publicly traded Class A common stock introduces a degree of variability to our condensed consolidated statements of income.
The unrealized gains related to our investment in Pivotal were partially offset by the absence of a gain recognized on a step acquisition, specifically related to the Wavefront, Inc. acquisition during the second quarter of fiscal 2018, when comparing the three and six months ended August 3, 2018 to the three and six months ended August 4, 2017.
Income Tax Provision
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. Our quarterly effective income tax rate was 16.6% and 18.5% during the three and six months ended August 3, 2018, respectively. For the three and six months ended August 4, 2017, our quarterly effective income tax rate was 17.9% and 16.0%, respectively. Our effective income tax rate for the three months ended August 3, 2018 decreased primarily due to the lower estimated annual effective income tax rate for fiscal 2019 when compared to the annual effective income tax rate for fiscal 2018 as a result of the reduction in the U.S. statutory corporate tax rate from 35% to 21% for fiscal 2019 partially offset by the expected increase due to Global Intangible Low-Taxed Income provisions of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”). Our effective income tax rate for the three months ended August 3, 2018 was also impacted by the unfavorable discrete tax related to our book and tax basis difference on the investment in Pivotal of $57 million during the three months ended August 3, 2018.
Our effective income tax rate for the six months ended August 3, 2018 increased primarily due to the unfavorable discrete tax impacts of $236 million related to our book and tax basis difference on the investment in Pivotal, net of the reversal of the previously recorded valuation allowance.

Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we made reasonable estimates for the related tax effects and recorded provisional amounts on our consolidated financial statements for fiscal 2018. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, including proposed regulations, issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies and relevant authorities, we may make adjustments to provisional amounts that we recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
We are included in Dell’s consolidated tax group for U.S. federal income tax purposes and will continue to be included in Dell’s consolidated tax group for periods in which Dell beneficially owns at least 80% of the total voting power and value of our combined outstanding Class A and Class B common stock as calculated for U.S. federal income tax purposes. The percentage of voting power and value calculated for U.S. federal income tax purposes may differ from the percentage of outstanding shares beneficially owned by Dell due to the greater voting power of our Class B common stock as compared to our Class A common stock and other factors. Each member of a consolidated tax group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Should Dell’s ownership fall below 80% of the total voting power or value of our outstanding stock in any period, then we would no longer be included in the Dell consolidated tax group for U.S. federal income tax purposes, and our U.S. federal income tax would be reported separately from that of the Dell consolidated tax group.
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
Our Relationship with Dell
As of August 3, 2018, Dell controlled 31 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 81.1% of our total outstanding shares of common stock and 97.5% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries, including EMC Corporation (collectively, “Dell”). Transactions prior to September 7, 2016 reflect transactions only with EMC Corporation and its consolidated subsidiaries.
Transactions with Dell
We engaged with Dell in the following ongoing intercompany transactions, which resulted in revenue and receipts, and unearned revenue for us:

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

Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	August 3,	August 4,	August 3,	August 4,	August 3,	February 2,
	2018	2017(1)	2018	2017(1)	2018	2018(1)
Reseller revenue	$531	$306	$892	$555	$1,553	$1,236
Internal-use revenue	5	4	12	8	14	12
Agency fee revenue	—	—	4	1	—	—
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
Customer deposits resulting from transactions with Dell were $54 million and $37 million as of August 3, 2018 and February 2, 2018, respectively.
We engaged with Dell in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

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

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
Information about our costs from such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Purchases and leases of products and purchases of services	$42	$32	$91	$68
Dell subsidiary support and administrative costs	26	33	54	62
We also purchase Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
From time to time, we and Dell also enter into joint marketing and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end user and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $9 million and $25 million during the three and six months ended August 3, 2018, respectively. Financing fees during the three and six months ended August 4, 2017 were not significant.

Tax Sharing Agreement with Dell
The following table summarizes the payments made to Dell pursuant to a tax sharing agreement during the periods presented (table in millions):

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2018	2017	2018	2017
Payments from VMware to Dell	$—	$12	$3	$12
Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. The amounts that we pay to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement that was recorded in additional paid-in capital during the three and six months ended August 3, 2018 and August 4, 2017 was not significant.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	August 3,	February 2,
	2018	2018
Due to related parties	$118	$106
Due from related parties	606	638
Due from related parties, net	$488	$532

Income tax due to related parties	$849	$781
Amounts included in due from related parties, net, excluding DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Stock Purchase Arrangements with Dell
From time to time, we enter into stock purchase arrangements with Dell. The following table summarizes purchases of our Class A common stock from Dell during the periods presented, pursuant to stock purchase agreements entered into on December 15, 2016 and March 29, 2017 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended	Six Months Ended
	August 4,	August 4,
	2017	2017
Aggregate purchase price	$60	$425
Class A common shares repurchased(1)	666	4,827
Weighted-average price per share	$90.04	$88.05
(1) The aggregate number of shares purchased was determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
There were no purchases of our Class A common stock from Dell during the three and six months ended August 3, 2018.
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

Interest is payable quarterly in arrears, at the annual rate of 1.75%. Interest expense on the notes payable to Dell was not significant during the three and six months ended August 3, 2018 and the three months ended August 4, 2017. Interest expense recognized during the six months ended August 4, 2017 was $13 million.
Pivotal
As of February 2, 2018, we had a 20% ownership interest in Pivotal, and the investment was accounted for using the cost method. The value of the investment was included in other assets on the condensed consolidated balance sheets and was $20 million as of February 2, 2018. Prior to Pivotal’s initial public offering on April 20, 2018, our previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in us having a financial interest of 18% and a voting interest of 24% in Pivotal. We recognized gains of $231 million and $1,012 million during the three and six months ended August 3, 2018, respectively, in other income (expense), net on the condensed consolidated statements of income to adjust our investment in Pivotal to its fair value of $1,032 million as of August 3, 2018. We also recognized discrete tax impacts of $57 million and $236 million during the three and six months ended August 3, 2018, respectively, related to our book and tax basis difference on the investment in Pivotal, net of the reversal of the previously recorded valuation allowance. Refer to Note I to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	August 3,	February 2,
	2018	2018
Cash and cash equivalents	$8,121	$5,971
Short-term investments	5,179	5,682
Total cash, cash equivalents and short-term investments	$13,300	$11,653
We hold a diversified portfolio of money-market funds and fixed income securities. Our fixed income securities are denominated in U.S. dollars and primarily consist of highly liquid debt instruments of the U.S. Government and its agencies, municipal obligations, mortgage-backed securities and U.S. and foreign corporate debt securities. We limit the amount of our investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk.
The 2017 Tax Act imposes a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries and eliminates U.S. Federal taxes on foreign subsidiary distributions. As a result of the transition tax, we recorded a provisional estimate for income tax provision of approximately $800 million during fiscal 2018 that was calculated on a separate tax return basis. The 2017 Tax Act includes a deferral election for an eight-year installment payment method on such transition tax obligations. We currently expect to pay our transition tax obligation over a period of eight years. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.
Our cash, cash equivalent and short-term investment balances will decline significantly in the event that conditions for payment of the Special Dividend are satisfied and the Special Dividend is paid. We continue to expect that cash generated by operations will be our primary source of liquidity. We also continue to believe that, despite this decline in cash, cash equivalents and short-term investments, existing cash and cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. As a result of the enactment of the 2017 Tax Act, we have greater flexibility to repatriate foreign earnings in future periods without significant U.S. tax impact. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things.

Our cash flows summarized for the periods presented were as follows (table in millions):

	Six Months Ended
	August 3,	August 4,
	2018	2017
Net cash provided by (used in):
Operating activities	$1,882	$1,398
Investing activities	361	(537)
Financing activities	(92)	(526)
Net increase in cash, cash equivalents and restricted cash	$2,151	$335
Operating Activities
Cash provided by operating activities increased $484 million during the six months ended August 3, 2018 compared to the six months ended August 4, 2017. Cash provided by operating activities benefited from a net increase in cash collections due to increased sales. In addition, the negative affect of the change in our fiscal year end on our cash collections during the six months ended August 4, 2017 also contributed to the increase in cash provided by operating activities. These positive impacts were partially offset by increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount and higher cash outflows related to operating expenses.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities is affected by the sales and maturities of our available-for-sale securities.
Cash provided by investing activities increased $898 million during the six months ended August 3, 2018 compared to the six months ended August 4, 2017, driven primarily by a net increase in cash provided by our available-for-sale securities of $614 million. This increase was also driven by a decrease in cash used in business combinations of $210 million as compared to the six months ended August 4, 2017.
Financing Activities
Cash used in financing activities decreased $434 million during the six months ended August 3, 2018 compared to the six months ended August 4, 2017 primarily because we did not execute any repurchases of shares of our Class A common stock during the six months ended August 3, 2018 due to the temporary suspension of our stock repurchase program in light of Dell’s announcement of their evaluation of strategic business opportunities outlined in their Schedule 13D/A filed February 2, 2018, which concluded upon the announcement of the Dell Class V Transaction on July 2, 2018.
Long-term Debt
On August 21, 2017, we issued Senior Notes pursuant to a public debt offering in the aggregate amount of $4,000 million, which consisted of outstanding principal due on the following dates: $1,250 million due August 21, 2020, $1,500 million due August 21, 2022 and $1,250 million due August 21, 2027. The notes bear interest, payable semiannually in arrears on February 21 and August 21 of each year, at annual rates of 2.30%, 2.95% and 3.90%, respectively. During the six months ended August 3, 2018, $61 million was paid for interest related to the Senior Notes. In future periods, the aggregate annual interest expense related to the Senior Notes is expected to be approximately $130 million. We used a portion of the net proceeds from the offering to repay certain notes payable to Dell due May 1, 2018 and May 1, 2020, and intend to use the remaining proceeds to fund additional purchases of up to $1,000 million of our Class A common stock through August 31, 2018 and for general corporate purposes, such as mergers and acquisitions and repaying other indebtedness.
The Senior Notes also include restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides us with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of August 3, 2018, there were no outstanding borrowings under the Credit Facility.

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
Interest is payable quarterly in arrears, at the annual rate of 1.75%. The amount paid for interest related to these notes was not significant during the six months ended August 3, 2018, and was $16 million during the six months ended August 4, 2017.
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired. During August 2017, our board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018, of which $876 million remained available for repurchase as of August 3, 2018. On July 1, 2018, our board of directors extended authorization of the existing stock repurchase program through August 31, 2019. Refer to Note M to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Special Dividend
Following payment of the Special Dividend, we expect to return to our historical capital allocation policy through investing in our product and solution offerings, acquisitions, and returning capital to stockholders through share repurchases.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth within Part II, Item 7, “Critical Accounting Policies and Estimates” of our Form 10-K filed on March 29, 2018 involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Effective February 3, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). As a result, the accounting policies covering revenue recognition and deferred commissions have been updated to reflect the adoption of Topic 606. There were no other changes to the our significant accounting policies described in the Form 10-K filed on March 29, 2018 that have had a material impact on our condensed consolidated financial statements and the related notes.
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
In addition, revenue from on-premises license software sold to original equipment manufacturers (“OEMs”) is recognized when the sale occurs. Revenue is recognized upon reporting by the OEMs of their sales, and for the period where information of the underlying sales has not been made available, revenue is recognized based upon estimated sales. Our VCPP partners rent on-premises licenses from us, and the rental fee is recognized as license revenue upon consumption. License revenue is based upon reported consumption by VCPP partners and includes estimates for the period when consumption information has not been made available. Certain contracts include third-party offerings and revenue may be recognized net of the third-party costs, based upon an assessment as to whether we had control of the underlying third-party offering.
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
Deferred Commissions
Sales commissions, including the employer portion of payroll taxes, earned by our sales force are considered incremental and recoverable costs of obtaining a contract, and are deferred and generally amortized on a straight-line basis over the expected period of benefit. The expected period of benefit is determined using the contract term or underlying technology life, if renewals are expected and the renewal commissions are not commensurate with the initial commissions. The determination of the expected period of benefit requires us to make significant estimates and assumptions, including the life of the underlying technology and the estimated period of contract renewal. We believe the assumptions and estimates we have made are reasonable. Differences in the estimated period of benefit could have a significant impact on the timing and amount of amortization expense recognized.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may”, “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include statements relating to expected industry trends and conditions; future financial performance, trends or plans; payment of the Special Dividend; anticipated impacts of developments in accounting rules and tax laws and rates; VMware’s expectations regarding the timing of tax payments; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for and anticipated benefits of corporate transaction, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
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
There were no material changes to our market risk exposures during the six months ended August 3, 2018. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K filed on March 29, 2018 for a detailed discussion of our market risk exposures.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended August 3, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Note K of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us.” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

ITEM 1A.	RISK FACTORS
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of Dell Technologies Inc. (“Dell”) following Dell’s acquisition of our former majority stockholder EMC Corporation (“EMC”) on September 7, 2016 (the “Dell Acquisition”), including, among other things, the uncertainty arising from the anticipated transaction pursuant to which Dell intends to exchange Dell Class V common stock for Dell Class C common stock or cash or both (the “Dell Class V Transaction”), overlapping business opportunities, Dell’s ability to control certain transactions and resource allocations and related persons transactions with Dell and its other affiliated companies are set forth below under the heading “Risks Related to Our Relationship with Dell.”
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
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack appear to provide pricing competition and enable competing vendors to leverage these open source technologies to compete directly with our SDDC initiative. Enterprises and service providers have shown interest in building their own clouds based on open source projects such as OpenStack, and other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, a number of enterprise IT hardware vendors have released solutions based on OpenStack, including IBM and Cisco. VMware is delivering container technologies such as Pivotal Container Services, which we co-developed and market in partnership with Pivotal Software, Inc. (“Pivotal”), and vSphere Integrated Containers that are designed to help customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition.
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
Based upon the guidance issued thus far, including by U.S. tax and accounting authorities and in the form of proposed Treasury regulations, we have provided a provisional estimate of the effect of the 2017 Tax Act in our consolidated financial statements for fiscal 2018 and for fiscal 2019 through the current period. Our analysis, which will be recorded in the period completed, may differ significantly from our current provisional estimates. Furthermore, additional adjustments may become necessary pursuant to any subsequent authoritative guidance issued after such analysis is complete. Accordingly, our final analysis may show that our tax obligations and our effective tax rate are higher than our provisional estimates, which could have a material adverse effect on our financial condition and our operating results.
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
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. During the six months ended August 3, 2018, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 due to exchange rate fluctuations. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
Our $11 billion conditional special dividend could limit our ability to fund significant future stock repurchases and strategic investments.
On July 1, 2018, our Board of Directors declared a conditional special dividend of $11 billion (the “Special Dividend”). If conditions for payment of the Special Dividend are met, our cash, cash equivalent and short-term investment balances will decline significantly. While we believe our remaining cash balances and cash generated by our business operations will be sufficient to fund our operations and pursue our existing stock repurchase program and strategic plans, if our business operations do not generate the cash flows we expect, then our ability to fund future stock repurchases, invest in our business and pursue strategic alternatives, including business acquisitions, will be reduced, which could reduce our ability to manage dilution of our stock and limit our future growth.
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

An example is the ongoing efforts of the Chinese government to more closely regulate network security. In that respect, the Chinese government enacted a new Cyber Security Law in November 2016 that came into effect on June 1, 2017. The new Cyber Security Law promotes utilization of “secure and reliable” network products and services, requires the sale of certain key network equipment and network security products to be subject to security certification, and imposes data localization measures and various network security measures relevant to a vaguely defined scope of “critical information infrastructure.” Among those network security measures is a requirement that certain network products and services procured by operators of “critical information infrastructure” undergo a formal security assessment in order to evaluate their “security” and “controllability.” The specific technical requirements of the security assessment have still not been fully defined.
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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our NSX virtual networking, vSAN virtual storage, cloud and SaaS initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 22% of our total revenue during the six months ended August 3, 2018. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us.
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to commercial, product liability, intellectual property, cybersecurity, breach of contract, employment, class action, whistleblower and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations.
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
In March 2015, a software developer who alleges that software code he wrote is used in a component of our vSphere product filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of the open source General Public License v.2 (“GPL v.2”) and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. On July 8, 2016, the German court issued a written decision dismissing the lawsuit. On August 9, 2016, a Notice of Appeal was filed. We have filed our responsive appellate brief, and the appellate court has scheduled a hearing for November 28, 2018. An adverse outcome to this claim on appeal or to other claims could have a material adverse impact on our intellectual property rights, our operating results and financial condition.
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
Our products and services are highly technical and may contain or be subject to other suppliers’ errors, defects or security vulnerabilities.
Our products and services are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products or services may only be discovered after a product or service has been installed and used by customers. Undiscovered vulnerabilities in our products or services could expose our customers to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products and services that could be exploited by hackers or others. VMware products and services are also subject to known and unknown security vulnerabilities resulting from integration with products or services of other companies (such as applications, operating systems or semi-conductors). For example, vulnerabilities in certain microprocessors were recently publicly announced under the names Spectre, Meltdown and Foreshadow. Actual or perceived errors, defects or security vulnerabilities in our products or services could harm our reputation and lead some customers to return products or services, reduce or delay future purchases or use competitive products or services, all of which could negatively impact our business, operating results and stock price.
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
Two of our distributors each accounted for 10% or more of our consolidated revenue during the six months ended August 3, 2018. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The currently proposed e-Privacy Regulation may change significantly before it is adopted, making its future scope and impact uncertain, and therefore require us to alter our current policies and controls enhancements for the GDPR. Once finalized, revised e-Privacy Regulation may impact our use of cookies and tracking technologies inside products and online, which could hamper our ability to collect and use data to monitor and improve the performance of our products and services. The final regulation may also change the rules around e-marketing and online tracking which could harm our ability to run promotions and effectively market our offerings. In addition, countries outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our services. Our current arrangements for the transfer of personal data will need to continue to adapt to future judicial decisions and regulatory activity as laws on privacy and the protection of personal data continue to evolve in the countries in which we do business.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of August 3, 2018, goodwill and amortizable intangible assets were $4,596 million and $496 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The updated standard requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet, and disclosures of key information regarding leasing arrangements. The standard may be early adopted and is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption. We will adopt this standard beginning with our first quarter of fiscal 2020 and will apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures but expect that upon adoption most of our lease commitments will be recognized as lease liabilities and right-of-use assets.
Risks Related to Our Relationship with Dell
Our stock price has fluctuated significantly following the announcement of the Dell Acquisition, and our relationship with Dell may adversely impact our business and stock price in the future.
Our stock price has fluctuated significantly following the announcement of Dell’s acquisition of EMC, our parent company, which was completed in September 2016. Our stock price has been particularly volatile following press reports, subsequently confirmed by Dell in a Schedule 13D/A filing on February 2, 2018 that Dell was evaluating potential business opportunities, including a public offering of Dell, a potential business combination between Dell and VMware, or maintaining the status quo and that Dell was considering an exchange of its Class V common stock, that is intended to reflect our economic performance, for shares of its Class C common stock which Dell was considering offering to the public. On July 2, 2018, Dell announced that it would proceed with the share exchange utilizing Dell’s proceeds from our Special Dividend to fund the Dell Class V Transaction, and that Dell had concluded its review of potential business opportunities and decided not to pursue a business combination with us. The Dell Class V Transaction must be approved by Dell’s stockholders, including by a majority of Dell’s Class V common stockholders, and payment of our Special Dividend is contingent upon Dell’s ability to consummate the Dell Class V Transaction. Speculation regarding the outcome of Dell’s stockholder vote, its impact upon Dell’s future plans and our payment of the Special Dividend, and how our relationship with Dell might be affected when Dell becomes a publicly traded company, creates uncertainty for our stockholders, customers, partners and employees, which could negatively impact sales, make it difficult to attract and retain employees and distract management’s focus from executing on other strategic initiatives.
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

•
In connection with the Dell Acquisition, Dell issued a tracking stock to EMC shareholders, the Class V common stock, that is intended to reflect our economic performance as partial consideration to the EMC shareholders. The Class V common stock tracks the performance of an approximately 50% economic interest in our business. The Class V common stock, while not a VMware issued security, increases the supply of publicly traded securities that track VMware’s economic performance and may create the perception that the Class V common stock dilutes the holdings of our public stockholders, both of which may put downward pressure on our stock price. If the Dell Class V Transaction is approved by Dell stockholders and consummated, Dell will eliminate shares of Dell Class V common stock and exchange them for shares of Dell Class C common stock or cash. Such elimination of the Class V common stock could also increase the volatility in the price of VMware Class A common stock due to our relatively small public float.

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

•	Investor perceptions of Dell’s performance, future plans and prospects could contribute to volatility in the price of our Class A common stock.

•	Some of our products compete directly with products sold or distributed by Dell, which could result in reduced sales.
Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.
As of August 3, 2018, Dell controlled 30,679,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 81.1% of the total outstanding shares of common stock or 97.5% of the voting power of outstanding common stock held by EMC. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of August 3, 2018, Dell controlled 81.1% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Dell is prohibited through September 7, 2018 under its charter from purchasing or otherwise acquiring any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
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
Some of our directors have potential conflicts of interest with Dell.
One of our directors holds shares of Dell Class V common stock received in partial consideration for his EMC common stock when the Dell Acquisition closed. In addition, some of our directors are executive officers or directors of Dell, and Dell, through its control of EMC, which is the sole holder of our Class B common stock, is entitled to elect 7 of our 8 directors and possesses sufficient voting control to elect the remaining director. Ownership of Dell Class V common stock by our directors and the presence of executive officers or directors of Dell on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Dell that could have different implications for Dell than they do for us. Our Board has approved resolutions that address corporate opportunities that are presented to our directors that are also directors or officers of Dell. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are directors of both us and Dell and we may be precluded from pursuing certain growth initiatives.
We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are relying on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are not “controlled companies.”
Dell owns more than 50% of the total voting power of our common stock and, as a result, we are a “controlled company” under the New York Stock Exchange (“NYSE”) corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

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
While we have voluntarily caused our Compensation and Corporate Governance Committee to currently be composed entirely of independent directors, reflecting the requirements of the NYSE, we are not required to maintain the independent composition of the committee. As a result of our use of the “controlled company” exemptions, holders of our Class A common stock will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in intercompany transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three and six months ended August 3, 2018, we recognized revenue of $536 million and $908 million, respectively, and as of August 3, 2018, $1,567 million of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Dell, which beneficially owned 81.1% of our outstanding stock as of August 3, 2018, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
Broad market and industry factors may also decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general and technology companies in particular have often experienced extreme price and volume fluctuations. Our public float is also relatively small due to Dell’s holdings, which can result in greater volatility in our stock compared to that of other companies with a market capitalization similar to ours. It is also uncertain what impact the trading of Dell Class V common stock, which represents approximately 50% of the economic interest in us, will have on the volatility and the liquidity of our Class A common stock and how the Dell Class V common stock will trade in relation to our Class A common stock over time. Conversely, elimination of the trading market for Class V common stock upon completion of the Dell Class V Transaction could increase the volatility in the price of our Class A common stock due to our relatively small public float. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.
The Special Dividend and the related Dell Class V Transaction will cause the trading price of our Class A common stock to fluctuate.
Payment of the Special Dividend will impact the trading price of our Class A common stock. The Special Dividend will be paid pro-rata to all holders of our Class A and Class B common stock so the per share dividend amount will depend upon the number of shares of Class A and Class B common stock outstanding on the record date for the Special Dividend. The NYSE has advised us that the ex-dividend date for our publicly traded Class A common stock will be the first trading day following the date that the Special Dividend is paid, and that the closing trading price for our Class A common stock on the trading day preceding the ex-dividend date will be reduced by the per share dividend amount. For example, if the record date for the Special Dividend had been August 31, 2018 when there were 108,733,940 shares of Class A common stock and 300,000,000 shares of Class B common stock outstanding, then the dividend amount per share would have been $26.91 per share, and the closing trading price for our Class A common stock on the trading day preceding the ex-dividend date would have been reduced by that amount.
Additionally, the Dell Class V Transaction must be approved by Dell’s stockholders, including by a majority of Dell’s Class V common stockholders, and payment of our Special Dividend is contingent upon Dell’s ability to consummate the Dell Class V Transaction. Speculation regarding the outcome of Dell’s stockholder vote and its impact upon Dell’s future plans may also cause the trading price of our Class A common stock to fluctuate.
The after-tax net proceeds of the Special Dividend available to stockholders depend upon whether conditions for its payment are met and will vary depending upon its tax treatment.
Payment of the Special Dividend is conditioned upon the satisfaction of certain conditions detailed in our current report on Form 8-K filed on July 2, 2018. If the conditions, which include Dell’s ability to consummate the Dell Class V Transaction and the satisfaction of other legal requirements, are not met by January 31, 2019, the dividend will not be paid.
Also, although we currently expect that most or all of the Special Dividend will be taxable as an ordinary dividend to our stockholders, a portion of the Special Dividend may instead be taxable as a return of capital, and the final tax treatment may not be determined until after VMware completes its fiscal year 2019. Additionally, the net after-tax proceeds of the Special Dividend to stockholders will vary depending upon each stockholder’s individual tax situation.
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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired. During August 2017, our board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018, of which $876 million remained available for repurchase as of August 3, 2018. On July 1, 2018, our board of directors extended authorization of the existing stock repurchase program through August 31, 2019.
We did not repurchase any shares of our Class A common stock as part of our publicly announced share repurchase program during the three months ended August 3, 2018 due to the temporary suspension of our stock repurchase program in light of Dell’s announcement of their evaluation of strategic business opportunities outlined in their Schedule 13D/A filed on February 2, 2018, through the conclusion of this evaluation, as outlined in Dell’s Form 8-K filed on July 2, 2018.

ITEM 6.	EXHIBITS
See the Exhibit Index following the signature page of this Quarterly Report on Form 10-Q for a list of exhibits.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	September 10, 2018	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-33622	3.1	6/9/17
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
10.30	Governance Letter Agreement, dated as of July 1, 2018, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.1	7/2/18
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith