Form 10-Q
period 2018-11-02
VMWARE, INC.
filed 2018-12-10
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 30, 2018, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 409,891,080, of which 109,891,080 shares were Class A common stock and 300,000,000 were Class B common stock.

VMware, CloudHealth, Heptio, VMware Cloud, vCloud, vCloud Air, Workspace ONE, AirWatch, Horizon, Horizon Suite, VeloCloud, NSX, VMware vSAN, Wavefront, vRealize and vSphere are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017(1)	2018	2017(1)
Revenue(2):
License	$884	$758	$2,558	$2,182
Services	1,316	1,180	3,825	3,454
Total revenue	2,200	1,938	6,383	5,636
Operating expenses(3):
Cost of license revenue	49	38	139	116
Cost of services revenue	266	240	777	721
Research and development	499	449	1,433	1,298
Sales and marketing	707	624	2,110	1,818
General and administrative	178	175	529	486
Realignment and loss on disposition	6	2	9	101
Operating income	495	410	1,386	1,096
Investment income	63	33	168	82
Interest expense	(33)	(28)	(101)	(41)
Other income (expense), net	(180)	(2)	839	51
Income before income tax	345	413	2,292	1,188
Income tax provision	11	18	372	143
Net income	$334	$395	$1,920	$1,045
Net income per weighted-average share, basic for Classes A and B	$0.82	$0.97	$4.72	$2.56
Net income per weighted-average share, diluted for Classes A and B	$0.81	$0.96	$4.64	$2.53
Weighted-average shares, basic for Classes A and B	408,708	406,733	406,929	407,856
Weighted-average shares, diluted for Classes A and B	414,477	413,013	413,378	413,957
__________
(1) Adjusted to reflect the retrospective adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”).
(2) Includes related party revenue as follows (refer to Note C):
License	$290	$172	$765	$447
Services	260	163	694	451
(3) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$1
Cost of services revenue	13	13	37	38
Research and development	98	96	272	266
Sales and marketing	53	52	147	150
General and administrative	28	21	74	58
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017(1)	2018	2017(1)
Net income	$334	$395	$1,920	$1,045
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of tax provision (benefit) of ($1), ($3), ($4) and $5	(2)	(6)	(11)	9
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $—, $—, $— and $2	—	—	—	3
Net change in market value of available-for-sale securities	(2)	(6)	(11)	12
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— for all periods	(4)	(1)	(9)	3
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $—, $3, $—, and $—	5	(1)	(1)	(2)
Net change in market value of effective foreign currency forward contracts	1	(2)	(10)	1
Total other comprehensive income (loss)	(1)	(8)	(21)	13
Total comprehensive income, net of taxes	$333	$387	$1,899	$1,058
__________
(1) Adjusted to reflect the retrospective adoption of Topic 606.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	November 2,	February 2,
	2018	2018(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,189	$5,971
Short-term investments	4,338	5,682
Accounts receivable, net of allowance for doubtful accounts of $5 and $2	1,101	1,394
Due from related parties, net	542	532
Other current assets	248	257
Total current assets	15,418	13,836
Property and equipment, net	1,128	1,074
Other assets	1,810	924
Deferred tax assets	59	227
Intangible assets, net	558	548
Goodwill	4,989	4,597
Total assets	$23,962	$21,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158	$15
Accrued expenses and other	1,328	1,357
Unearned revenue	3,584	3,438
Total current liabilities	5,070	4,810
Notes payable to Dell	270	270
Long-term debt	3,970	3,964
Unearned revenue	2,617	2,401
Income tax payable	878	954
Other liabilities	246	183
Total liabilities	13,051	12,582
Contingencies (refer to Note K)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 109,843 and 103,776 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	1,268	844
Accumulated other comprehensive loss	(51)	(15)
Retained earnings	9,690	7,791
Total stockholders’ equity	10,911	8,624
Total liabilities and stockholders’ equity	$23,962	$21,206
__________
(1) Adjusted to reflect the retrospective adoption of Topic 606.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	November 2,	November 3,
	2018	2017(1)
Operating activities:
Net income	$1,920	$1,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	465	419
Stock-based compensation	531	513
Deferred income taxes, net	163	119
Unrealized (gain) loss on equity securities, net	(837)	—
Loss on disposition	6	94
(Gain) loss on disposition of assets, revaluation and impairment, net	1	(32)
Gain on extinguishment of debt	—	(6)
Loss on Dell stock purchase	—	2
Other	4	2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	297	284
Other current assets and other assets	(264)	(240)
Due to/from related parties, net	(10)	(162)
Accounts payable	125	39
Accrued expenses and other liabilities	(117)	11
Income taxes payable	10	(63)
Unearned revenue	357	342
Net cash provided by operating activities	2,651	2,367
Investing activities:
Additions to property and equipment	(178)	(164)
Purchases of available-for-sale securities	(781)	(3,339)
Sales of available-for-sale securities	186	1,745
Maturities of available-for-sale securities	1,905	1,207
Purchases of strategic investments	(3)	(33)
Proceeds from disposition of assets	35	6
Business combinations, net of cash acquired, and purchases of intangible assets	(519)	(236)
Net cash paid on disposition of a business	(11)	(47)
Net cash provided by (used in) investing activities	634	(861)
Financing activities:
Proceeds from issuance of common stock	181	104
Net proceeds from issuance of long-term debt	—	3,961
Repayment of notes payable to Dell	—	(1,225)
Repurchase of common stock	—	(1,280)
Shares repurchased for tax withholdings on vesting of restricted stock	(228)	(271)
Payment for common control transaction with Dell	(8)	—
Net cash provided by (used in) financing activities	(55)	1,289
Net increase in cash, cash equivalents and restricted cash	3,230	2,795
Cash, cash equivalents and restricted cash at beginning of the period	6,003	3,239
Cash, cash equivalents and restricted cash at end of the period	$9,233	$6,034
Supplemental disclosures of cash flow information:
Cash paid for interest	$126	$19
Cash paid for taxes, net	206	87
Non-cash items:
Changes in capital additions, accrued but not paid	$16	$19
__________
(1)   Adjusted to reflect the retrospective adoption of Topic 606 and Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing and financing activities.

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
VMware adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”) and ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), effective February 3, 2018 using retrospective application. As part of the adoption, certain prior period amounts have been adjusted or reclassified within the condensed consolidated financial statements.
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
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware (the “Dell Acquisition”). As of November 2, 2018, Dell controlled 80.7% of VMware’s outstanding common stock and 97.5% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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
Significant accounting policies applicable to revenue recognition and deferred commissions have been updated to reflect the adoption of Topic 606. There were no other changes to VMware’s significant accounting policies described in the Form 10-K filed on March 29, 2018 that have had a material impact on the Company’s condensed consolidated financial statements and the related notes.
Revenue Recognition
VMware derives revenue primarily from licensing software under perpetual licenses or consumption-based contracts and related software maintenance and support, training, consulting services and hosted services. VMware accounts for a contract with a customer if all criteria defined by the guidance are met, including collectibility of consideration is probable. Revenue is recognized upon transfer of control of licenses or services to the customer in an amount that reflects the consideration VMware expects to receive in exchange for those licenses or services. Control of a promised good or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. VMware’s contracts with customers may include a combination of licenses and services that are accounted for as distinct performance obligations. Certain contracts include third-party offerings and revenue that may be recognized net of the third-party costs, based upon an assessment as to whether VMware had control of the underlying third-party offering. Revenue is recognized net of any taxes invoiced to customers, which are subsequently remitted to governmental authorities.
From time to time, VMware may enter into revenue and purchase contracts with the same customer within a short period of time. VMware evaluates the underlying economics and fair value of the consideration payable to the customer to determine if any portion of the consideration payable to the customer exceeds the fair value of the goods and services received and should be accounted for as a reduction of the transaction price of the revenue contract.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

License revenue also includes an allocated portion of hosted services, which is recognized as revenue over time as the hosted services are consumed.
Services Revenue
VMware’s services revenue generally consists of software maintenance and support, professional services and an allocated portion of hosted services. Software maintenance and support offerings entitle customers to receive major and minor product upgrades, on a when-and-if-available basis, and technical support. Maintenance and support services are comprised of multiple performance obligations including updates, upgrades to licenses and technical support. While separate performance obligations are identified within maintenance and support services, the underlying performance obligations generally have a consistent continuous pattern of transfer to a customer during the term of a contract. Maintenance and support services revenue is recognized over time on a ratable basis over the contract duration.
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
Rebates and Marketing Development Funds
Rebates, which are offered to certain channel partners and represent a form of variable consideration, are accounted for as a reduction to the transaction price on eligible contracts.
Rebates are determined based on eligible sales during the quarter or based on actual achievement to quarterly target sales. The reduction of the aggregate transaction price against eligible contracts is allocated to the applicable performance obligations. The difference between the estimated rebates recognized and the actual amounts paid has not been material to date.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. Tax Cuts and Jobs Act
The United States (“U.S.”) Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) introduced significant changes to U.S. income tax law, including a reduction of the U.S. statutory corporate income tax rate from 35% to 21%. During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows recognition of provisional tax amounts during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, VMware has made reasonable estimates for the related tax effects and recorded provisional amounts on its consolidated financial statements for fiscal 2018. The Company continues to evaluate the impact of the 2017 Tax Act on its consolidated financial statements and expects to complete its analysis within the measurement period permitted under SAB 118.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Act require VMware to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. VMware has not elected its accounting policy as to the implementation of the GILTI provisions but plans to do so within the measurement period permitted under SAB 118. VMware recognized the tax impacts associated with GILTI as a current expense on its condensed consolidated statements of income during the three and nine months ended November 2, 2018.
New Accounting Pronouncements
ASU 2016-02, Leases
During February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The updated standard requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet, and disclosures of key information regarding leasing arrangements. The standard may be early adopted and is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption. VMware will adopt this standard beginning with its first quarter of fiscal 2020 and will apply it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. VMware is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures and expects that upon adoption most of its lease commitments will be recognized as lease liabilities and right-of-use assets.
B. Revenue
Full Retrospective Adoption
The adoption of Topic 606 impacted VMware’s previously reported results as follows (tables in millions):

	Three Months Ended November 3, 2017
	As Reported	Topic 606 Adjustments	As Adjusted
Selected Captions from the Condensed Consolidated Statements of Income
Revenue:
License	$785	$(27)	$758
Services	1,191	(11)	1,180
Total revenue	1,976	(38)	1,938
Operating expenses:
Sales and marketing	607	17	624
Operating income	465	(55)	410
Income before income tax	468	(55)	413
Income tax provision	25	(7)	18
Net income	443	(48)	395

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended November 3, 2017
	As Reported	Topic 606 Adjustments	As Adjusted
Selected Captions from the Condensed Consolidated Statements of Income
Revenue:
License	$2,127	$55	$2,182
Services	3,485	(31)	3,454
Total revenue	5,612	24	5,636
Operating expenses:
Sales and marketing	1,862	(44)	1,818
Realignment and loss on disposition	88	13	101
Operating income	1,041	55	1,096
Income before income tax	1,133	55	1,188
Income tax provision	124	19	143
Net income	1,009	36	1,045

	February 2, 2018
	As Reported	Topic 606 Adjustments	As Adjusted
Selected Captions from the Condensed Consolidated Balance Sheets
Accounts receivable, net of allowance for doubtful accounts	$1,312	$82	$1,394
Other current assets	237	20	257
Other assets	323	601	924
Deferred tax assets	346	(119)	227
Accrued expenses and other	1,241	116	1,357
Unearned revenue	6,250	(411)	5,839
Other liabilities	152	31	183
Retained earnings	6,943	848	7,791
The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing and financing activities on VMware’s condensed consolidated statements of cash flows during the nine months ended November 3, 2017.
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
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company's right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $21 million and $27 million as of November 2, 2018 and February 2, 2018, respectively. Contract asset balances will fluctuate based upon the timing of transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of November 2, 2018, customer deposits related to customer prepayments and cloud credits of $183 million were included in accrued expenses and other and $47 million were included in other long-term liabilities on the condensed consolidated balance sheets. As of February 2, 2018, customer deposits related to customer prepayments were $126 million and were included in accrued expenses and other on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of November 2, 2018 and February 2, 2018 were not significant. Deferred commissions included in other assets were $697 million and $638 million as of November 2, 2018 and February 2, 2018, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $64 million and $193 million during the three and nine months ended November 2, 2018, respectively, and $67 million and $172 million during the three and nine months ended November 3, 2017, respectively.
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

•	Dell purchases products and services from VMware for its internal use.

•	From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and Dell pays VMware for services that VMware provides to Dell in connection with such projects.

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of
	November 2,	November 3,	November 2,	November 3,	November 2,	February 2,
	2018	2017	2018	2017	2018	2018
Reseller revenue	$544	$313	$1,435	$867	$1,803	$1,236
Internal-use revenue	5	22	17	30	16	12
Collaborative technology project receipts	1	—	3	—	n/a	n/a
Agency fee revenue	—	—	4	1	—	—
Customer deposits resulting from transactions with Dell were $44 million and $37 million as of November 2, 2018 and February 2, 2018, respectively.
VMware and Dell engaged in the following ongoing intercompany transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•	From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects.

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

•
In certain geographic regions, Dell files a consolidated indirect tax return, which includes value added taxes and other indirect taxes collected by VMware from its customers. VMware remits the indirect taxes to Dell and Dell remits the tax payment to the foreign governments on VMware’s behalf.

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
Information about VMware’s costs from such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Purchases and leases of products and purchases of services(1)	$38	$34	$129	$103
Dell subsidiary support and administrative costs	25	30	79	92
(1) Amount includes indirect taxes that were remitted to Dell during the periods presented.
VMware also purchases Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
From time to time, VMware and Dell also enter into joint marketing and product development arrangements, for which both parties may incur costs.
During the third quarter of fiscal 2019, VMware acquired technology and employees related to the Dell EMC Service Assurance Suite, which provides root cause analysis management software for communications service providers, from Dell. The purchase of the Dell EMC Service Assurance Suite was accounted for as a transaction by entities under common control.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amount of the purchase price in excess of the historical cost of the acquired assets was recognized as a reduction to retained earnings on the condensed consolidated balance sheets. Transition services are to be provided by Dell over a period of 18 months, starting from the date of the acquisition. Payments for transition services are not expected to be significant.
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end user and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $29 million and $15 million during the nine months ended November 2, 2018 and November 3, 2017, respectively. Financing fees during the three months ended November 2, 2018 and November 3, 2017 were not significant.
Tax Sharing Agreement with Dell
The following table summarizes the payments made to Dell pursuant to a tax sharing agreement during the periods presented (table in millions):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Payments from VMware to Dell, net	$100	$—	$103	$12
Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement that was recorded in additional paid-in capital during the three and nine months ended November 2, 2018 was not significant, and was $14 million and $16 million during the three and nine months ended November 3, 2017, respectively.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	November 2,	February 2,
	2018	2018
Due to related parties	$129	$106
Due from related parties	671	638
Due from related parties, net	$542	$532

Income tax due to related parties	$787	$781
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stock Purchase Arrangements with Dell
From time to time, VMware enters into stock purchase arrangements with Dell. The following table summarizes purchases of VMware’s Class A common stock from Dell during the periods presented, pursuant to stock purchase agreements entered into on December 15, 2016 and March 29, 2017 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended	Nine Months Ended
	November 3,	November 3,
	2017	2017
Aggregate purchase price	$855	$1,280
Class A common shares repurchased(1)	7,771	12,598
Weighted-average price per share	$110.00	$101.59
(1) The aggregate number of shares purchased was determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
There were no purchases of VMware’s Class A common stock from Dell during the three and nine months ended November 2, 2018.
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
Interest is payable quarterly in arrears, at the annual rate of 1.75%. Interest expense on the notes payable to Dell was not significant during the three and nine months ended November 2, 2018 and the three months ended November 3, 2017. Interest expense recognized during the nine months ended November 3, 2017 was $15 million.
Pivotal
As of February 2, 2018, VMware had a 20% ownership interest in Pivotal, and the investment was accounted for using the cost method. The value of the investment was included in other assets on the condensed consolidated balance sheets and was $20 million as of February 2, 2018. Prior to Pivotal’s initial public offering on April 20, 2018, VMware’s previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in VMware having a financial interest of 18% and a voting interest of 24% in Pivotal. VMware recognized an unrealized loss of $161 million during the three months ended November 2, 2018 and an unrealized gain of $851 million during the nine months ended November 2, 2018 in other income (expense), net on the condensed consolidated statements of income to adjust its investment in Pivotal to its fair value of $871 million as of November 2, 2018. A discrete tax benefit of $40 million and discrete tax expense of $196 million was recognized during the three and nine months ended November 2, 2018, respectively, related to its book and tax basis difference on the investment in Pivotal, net of the reversal of the previously recorded valuation allowance. Refer to Note I for further discussion.
D. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
During the third quarter of fiscal 2019, VMware completed the acquisition of CloudHealth Technologies, Inc. (“CloudHealth Technologies”). CloudHealth Technologies delivers a cloud operations platform that enables customers to analyze and manage cloud cost, usage, security, and performance centrally for native public clouds, which will expand VMware’s portfolio of multi-cloud management solutions. The total purchase price was $495 million, net of cash acquired of $26 million. The purchase price primarily included $101 million of identifiable intangible assets and $394 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets included completed technology of $69 million and customer relationships of $18 million, with estimated useful lives of one to five years.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The fair value of assumed unvested equity awards attributed to post-combination services was $39 million and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.
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
In addition, during the first quarter of fiscal 2019, VMware completed four asset acquisitions, in which the Company acquired certain intangible assets classified as completed technology. The aggregate purchase price of the intangible assets acquired was $26 million.
Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	November 2, 2018
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.3	$770	$(479)	$291
Leasehold interest	34.9	149	(32)	117
Customer relationships and customer lists	7.6	192	(89)	103
Trademarks and tradenames	7.9	80	(38)	42
Other	3.9	7	(2)	5
Total definite-lived intangible assets		$1,198	$(640)	$558

	February 2, 2018
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.4	$750	$(466)	$284
Leasehold interest	34.9	149	(29)	120
Customer relationships and customer lists	7.8	177	(74)	103
Trademarks and tradenames	8.4	70	(31)	39
Other	5.7	5	(3)	2
Total definite-lived intangible assets		$1,151	$(603)	$548
Amortization expense on definite-lived intangible assets was $39 million and $117 million during the three and nine months ended November 2, 2018, respectively, and $34 million and $100 million during the three and nine months ended November 3, 2017, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Based on intangible assets recorded as of November 2, 2018 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2019	$43
2020	150
2021	93
2022	78
2023	55
Thereafter	139
Total	$558
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the nine months ended November 2, 2018 (table in millions):

Balance, February 2, 2018	$4,597
Increase in goodwill related to business combinations	392
Balance, November 2, 2018	$4,989
E. Realignment and Loss on Disposition
Disposition of VMware vCloud Air Business
During the second quarter of fiscal 2018, VMware completed the sale of vCloud Air to OVH. The loss recognized in connection with this transaction was $101 million during the nine months ended November 3, 2017 and was recorded in realignment and loss on disposition on the condensed consolidated statements of income. The loss recognized during the three months ended November 3, 2017 was not significant. The losses recognized on the disposition of vCloud Air were deductible for tax purposes and resulted in a discrete tax benefit of $12 million during the second quarter of fiscal 2018.
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
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Net income	$334	$395	$1,920	$1,045
Weighted-average shares, basic for Classes A and B	408,708	406,733	406,929	407,856
Effect of other dilutive securities	5,769	6,280	6,449	6,101
Weighted-average shares, diluted for Classes A and B	414,477	413,013	413,378	413,957
Net income per weighted-average share, basic for Classes A and B	$0.82	$0.97	$4.72	$2.56
Net income per weighted-average share, diluted for Classes A and B	$0.81	$0.96	$4.64	$2.53

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Anti-dilutive securities:
Employee stock options	50	—	20	585
Restricted stock units	219	—	2,045	109
Total	269	—	2,065	694
There were no anti-dilutive shares during the three months ended November 3, 2017.
G. Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments as of the periods presented consisted of the following (tables in millions):

	November 2, 2018
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$390	$—	$—	$390
Cash equivalents:
Money-market funds	$8,766	$—	$—	$8,766
Demand deposits	33	—	—	33
Total cash equivalents	$8,799	$—	$—	$8,799
Short-term investments:
U.S. Government and agency obligations	$634	$—	$(8)	$626
U.S. and foreign corporate debt securities	3,581	—	(45)	3,536
Foreign governments and multi-national agency obligations	75	—	(1)	74
Mortgage-backed securities	86	—	(3)	83
Total short-term investments(1)	$4,376	$—	$(57)	$4,319
(1) Short-term investments on the condensed consolidated balance sheets as of November 2, 2018 also includes the marketable equity investment carried at fair value. Refer to Note I for further information.

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
VMware evaluated its available-for-sale investments as of November 2, 2018 and February 2, 2018 for other-than-temporary declines in fair value and did not consider any to be other-than-temporarily impaired. The realized gains and losses on investments during the three and nine months ended November 2, 2018 and November 3, 2017 were not significant.
Unrealized losses on available-for-sale investments, which have been in a net loss position for less than twelve months as of the periods presented, were as follows (table in millions):

	November 2, 2018		February 2, 2018
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$1,566	$(21)	$3,100	$(22)
As of the periods presented, unrealized losses on available-for-sale investments in the other investment categories, which have been in a net loss position for less than twelve months, were not significant.
Unrealized losses on available-for-sale investments, which have been in a net loss position twelve months or greater as of the periods presented, were as follows (table in millions):

	November 2, 2018		February 2, 2018
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. and foreign corporate debt securities	$1,594	$(24)	$693	$(9)
As of the periods presented, unrealized losses on available-for-sale investments in the other investment categories, which have been in a net loss position for twelve months or greater, were not significant.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Contractual Maturities
The contractual maturities of fixed income securities included in short-term investments on the condensed consolidated balance sheets and held as of November 2, 2018, consisted of the following (table in millions):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$2,327	$2,315
Due after 1 year through 5 years	1,926	1,885
Due after 5 years through 10 years	65	63
Due after 10 years	58	56
Total fixed income securities	$4,376	$4,319
Restricted Cash
During November 2016, the FASB issued ASU 2016-18, for which restricted cash or restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The updated standard was effective for interim and annual periods beginning after December 15, 2017 and required a full retrospective transition method. VMware adopted ASU 2016-18 during the first quarter of fiscal 2019 and has applied the standard retrospectively to all periods presented. The adoption of ASU 2016-18 did not have a significant impact on the condensed consolidated statements of cash flows during the nine months ended November 3, 2017.
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

	November 2,	February 2,
	2018	2018
Cash and cash equivalents	$9,189	$5,971
Restricted cash within other current assets	32	22
Restricted cash within other assets	12	10
Total cash, cash equivalents and restricted cash	$9,233	$6,003
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying value of the Senior Notes as of the periods presented were as follows (amounts in millions):

	November 2,	February 2,	Effective Interest Rate
	2018	2018
Long-term debt:
2.30% Senior Note Due August 21, 2020	$1,250	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Total principal amount	4,000	4,000
Less: unamortized discount	(7)	(8)
Less: unamortized debt issuance costs	(23)	(28)
Net carrying amount	$3,970	$3,964
Interest is payable semiannually in arrears, on February 21 and August 21 of each year. During the three and nine months ended November 2, 2018, interest expense of $32 million and $97 million, respectively, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. During the three and nine months ended November 3, 2017, interest expense of $26 million was recognized. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of November 2, 2018, there were no outstanding borrowings under the Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the Credit Facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three and nine months ended November 2, 2018.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of November 2, 2018 and February 2, 2018, VMware’s Level 2 investment securities were generally priced using non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	November 2, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$8,766	$—	$8,766
Demand deposits	—	33	33
Total cash equivalents	$8,766	$33	$8,799
Short-term investments:
U.S. Government and agency obligations	$436	$190	$626
U.S. and foreign corporate debt securities	—	3,536	3,536
Foreign governments and multi-national agency obligations	—	74	74
Mortgage-backed securities	—	83	83
Marketable equity securities	19	—	19
Total short-term investments	$455	$3,883	$4,338

	February 2, 2018
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$5,460	$—	$5,460
U.S. and foreign corporate debt securities	—	88	88
Total cash equivalents	$5,460	$88	$5,548
Short-term investments:
U.S. Government and agency obligations	$684	$273	$957
U.S. and foreign corporate debt securities	—	4,473	4,473
Foreign governments and multi-national agency obligations	—	98	98
Mortgage-backed securities	—	121	121
Marketable available-for-sale equity securities	33	—	33
Total short-term investments	$717	$4,965	$5,682
The notes payable to Dell and the Senior Notes were not adjusted to fair value. The fair value of the notes payable to Dell was approximately $245 million and $246 million as of November 2, 2018 and February 2, 2018, respectively. The fair value of the Senior Notes was approximately $3,795 million and $3,863 million as of November 2, 2018 and February 2, 2018, respectively. Fair value for both the notes payable to Dell and the Senior Notes was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income is not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at approximately $74 million and $60 million as of November 2, 2018 and February 2, 2018, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.

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
Securities Carried at Fair Value
VMware holds an equity security, which is publicly traded and measured at fair value using quoted prices for identical assets in an active market (Level 1). Prior to the adoption of ASU 2016-01, unrealized gains or losses on this equity security were recognized in accumulated other comprehensive loss on the condensed consolidated balance sheets. Effective February 3, 2018, VMware adopted ASU 2016-01 and reclassified the unrealized gain on this security of $11 million to retained earnings as a cumulative-effect adjustment on the condensed consolidated balance sheets. Unrealized gains and losses are now recognized in other income (expense), net on the condensed consolidated statements of income. As of November 2, 2018, the fair value of this equity security was $19 million and was included in short-term investments on the condensed consolidated balance sheets. The unrealized loss recognized was $14 million during the nine months ended November 2, 2018 and was not significant during the three months ended November 2, 2018.
Through its ownership in Class B Common Stock, VMware has a financial interest of 18% and a voting interest of 24% in Pivotal. VMware elected the fair value option of accounting because it believes that fair value is the most relevant measurement for this investment. The fair value of VMware’s investment in Pivotal was $871 million as of November 2, 2018 and was determined using the quoted market price of Pivotal’s Class A common stock as of each reporting period, adjusted for the impact of superior voting rights (Level 2).
Financial information of Pivotal is made publicly available. The following tables include summarized financial information for the second quarter of fiscal 2019 obtained from Pivotal’s most recent Form 10-Q filed with the SEC on September 13, 2018 (tables in millions):

	Three Months Ended	Six Months Ended
	August 3,	August 3,
	2018	2018
Results of Operations Data:
Revenue	$164	$320
Gross profit	103	200
Loss from operations	(35)	(69)
Net loss	(36)	(68)
Net loss attributable to Pivotal	(36)	(68)

August 3,
2018
Balance Sheet Data:
Current assets	$857
Total assets	1,633
Current liabilities	328
Total liabilities	398
Non-controlling interest	1
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

statements of income. As of February 2, 2018, equity securities accounted for under the cost method had a carrying value of $146 million.
Upon adoption of ASU 2016-01, VMware elected to measure these equity securities at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar security of the same issuer. As of November 2, 2018, these equity securities had a carrying value of $96 million and were included in other assets on the condensed consolidated balance sheets. All gains and losses on these equity securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and nine months ended November 2, 2018 and November 3, 2017, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or “forward points” on VMware’s forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net on the condensed consolidated statements of income as incurred.
These forward contracts have contractual maturities of twelve months or less, and as of November 2, 2018 and February 2, 2018, outstanding forward contracts had a total notional value of $88 million and $318 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and nine months ended November 2, 2018 and November 3, 2017, all cash flow hedges were considered effective.
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
These forward contracts have a contractual maturity of one month, and as of November 2, 2018 and February 2, 2018, outstanding forward contracts had a total notional value of $976 million and $1,020 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and nine months ended November 2, 2018, VMware recognized gains of $16 million and $74 million, respectively, related to the settlement of forward contracts. The loss recognized during three months ended November 3, 2017 was not significant, and the loss recognized during the nine months ended November 3, 2017 was $33 million. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three and nine months ended November 2, 2018 and November 3, 2017. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.

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
On March 4, 2015, Christoph Hellwig, a software developer who alleged that software code he wrote is used in a component of the Company’s vSphere product, filed a lawsuit against VMware in the Hamburg Regional Court in Germany alleging copyright infringement for failing to comply with the terms of the open source General Public License v.2 (“GPL v.2”). On July 8, 2016, the German court issued a written decision dismissing Mr. Hellwig’s lawsuit. Mr. Hellwig has appealed this decision, a hearing was held by the appellate court on November 28, 2018 and the appellate court has taken the matter under submission. The Company intends to continue vigorously defending itself against this lawsuit.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of November 2, 2018, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
L. Unearned Revenue and Remaining Performance Obligations
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	November 2,	February 2,
	2018	2018
Unearned license revenue	$212	$184
Unearned software maintenance revenue	5,345	5,082
Unearned professional services revenue	644	573
Total unearned revenue	$6,201	$5,839
Unearned license revenue is primarily related to the allocated portion of VMware's software-as-a-service (“SaaS”) offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining term as of November 2, 2018 was

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of VMware’s SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
During the nine months ended November 2, 2018, unearned revenue on current period billings was $4,181 million. Revenue recognized during the nine months ended November 2, 2018, from amounts previously classified as unearned revenue, was $3,747 million and did not include revenue for performance obligations that were fully satisfied upon delivery, such as on-premises license.
During the nine months ended November 2, 2018, cloud credits totaling $77 million were reclassified from unearned revenue to customer deposits due to the addition of third-party offerings that would be recognized net of associated cost upon redemption of cloud credits.
Revenue recognized during the nine months ended November 3, 2017, from amounts previously classified as unearned revenue, was $3,434 million and did not include revenue for performance obligations that were fully satisfied upon delivery, such as on-premises license.
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
As of November 2, 2018, the aggregate transaction price allocated to remaining performance obligations was $6,711 million. Approximately 57% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. VMware applied the practical expedient to not disclose the amount of transaction price allocated to remaining performance obligations for periods prior to adoption of Topic 606.
M. Stockholders’ Equity
Special Dividend
On July 1, 2018, VMware’s board of directors declared a conditional $11 billion one-time special cash dividend (the “Special Dividend”), payable pro-rata to VMware stockholders as of the record date. The Special Dividend is payable in connection with the closing of a proposed transaction by Dell (the “Dell Class V Transaction”) pursuant to which holders of Dell Class V common stock, which is designed to track the economic performance of VMware, will exchange the Dell Class V common stock for Dell Class C common stock or cash or both, resulting in the elimination of the Dell Class V common stock. Payment of the Special Dividend is conditioned upon approval of the Dell Class V Transaction and the satisfaction of certain other conditions set forth in current reports on Form 8-K filed by VMware on July 2, 2018 and November 15, 2018. The record date for the Special Dividend will follow approval of the Dell Class V Transaction by Dell’s stockholders, and the Special Dividend will be paid in connection with the consummation of the Dell Class V Transaction. The conditions for payment of the Special Dividend must be met no later than January 31, 2019 or the Special Dividend will not be paid. Dell’s stockholders are scheduled to vote on the Dell Class V Transaction on December 11, 2018.
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
During August 2017, VMware’s board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018. On July 1, 2018, VMware’s board of directors extended authorization of the existing stock repurchase program through August 31, 2019. As of November 2, 2018, the cumulative authorized amount remaining for stock repurchases was $876 million.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes stock repurchase activity, including shares purchased from Dell, during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended	Nine Months Ended
	November 3,	November 3,
	2017	2017
Aggregate purchase price(1)	$855	$1,280
Class A common shares repurchased	7,771	12,598
Weighted-average price per share	$110.00	$101.59
(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital.
There were no repurchases of VMware’s Class A common stock during the three and nine months ended November 2, 2018.
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
The following table summarizes restricted stock activity since February 3, 2018 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, February 3, 2018	17,360	$78.62
Granted	5,658	145.19
Vested	(5,814)	75.90
Forfeited	(1,291)	84.95
Outstanding, November 2, 2018	15,913	102.89
The aggregate vesting date fair value of VMware’s restricted stock that vested during the nine months ended November 2, 2018 was $819 million. As of November 2, 2018, restricted stock representing 15.9 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2,249 million based on VMware’s closing stock price as of November 2, 2018.
Net excess tax benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax provision on the condensed consolidated statements of income. Net excess tax benefits recognized during the three and nine months ended November 2, 2018 were $23 million and $76 million, respectively, and were $32 million and $76 million during the three and nine months ended November 3, 2017, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 2, 2018	$(15)	$—	$(15)
Adjustments related to adoption of ASU 2016-01 and 2018-02	(15)	—	(15)
Unrealized gains (losses), net of tax (benefit) of ($4), $—, and ($4)	(11)	(9)	(20)
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income, net of tax benefit of $—, $— and $—	—	(1)	(1)
Other comprehensive income (loss), net	(11)	(10)	(21)
Balance, November 2, 2018	$(41)	$(10)	$(51)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 3, 2017	$(6)	$2	$(4)
Unrealized gains (losses), net of tax provision of $5, $— and $5	9	3	12
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income, net of tax benefit of $2, $— and $2	3	(2)	1
Other comprehensive income (loss), net	12	1	13
Balance, November 3, 2017	$6	$3	$9
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
Effective February 3, 2018, VMware adopted ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), on a modified retrospective basis. The standard requires entities to recognize at the transaction date the income tax consequences of intra-entity asset transfers. VMware recorded a cumulative-effect adjustment of $27 million to retained earnings on the condensed consolidated balance sheets as of the beginning of the period of adoption. Subsequent to the adoption, any transfers of intellectual property between VMware’s legal entities will be recorded on the condensed consolidated statements of income in the period that the transfer occurs.
Effective February 3, 2018, VMware early adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Act from accumulated other comprehensive income to retained earnings. VMware elected to reclassify income tax effects due to the 2017 Tax Act from accumulated other comprehensive loss to retained earnings on the condensed consolidated balance sheets in the period of adoption. The impact of the reclassification of stranded tax effects was not significant.
N. Segment Information
VMware operates in one reportable operating segment, thus all required financial segment information is included in the condensed consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

assessing performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Revenue:
License	$884	$758	$2,558	$2,182
Services:
Software maintenance	1,138	1,016	3,324	2,989
Professional services	178	164	501	465
Total services	1,316	1,180	3,825	3,454
Total revenue(1)	$2,200	$1,938	$6,383	$5,636
(1) Includes revenue derived from VMware’s Hybrid Cloud Computing subscription and SaaS offerings, which was $237 million and $665 million during the three and nine months ended November 2, 2018, respectively, and $175 million and $514 million during the three and nine months ended November 3, 2017, respectively. Revenue from Hybrid Cloud Computing offerings consisted primarily of VCPP revenue.
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
United States	$1,052	$970	$3,053	$2,825
International	1,148	968	3,330	2,811
Total	$2,200	$1,938	$6,383	$5,636
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three and nine months ended November 2, 2018 and November 3, 2017.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	November 2,	February 2,
	2018	2018
United States	$825	$784
International	105	117
Total	$930	$901
No individual country other than the U.S. accounted for 10% or more of these assets as of November 2, 2018 and February 2, 2018.
O. Subsequent Event
During November 2018, VMware entered into a definitive agreement to acquire Heptio Inc. (“Heptio”). Total consideration for the acquisition, subject to purchase price adjustments, will consist of approximately $550 million in cash and assumed unvested equity awards of the acquiree. Heptio provides products and services that help enterprises deploy and operationalize Kubernetes. The transaction is expected to close during the fourth quarter of fiscal 2019 and is subject to regulatory approvals and customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of November 2, 2018 should be read in conjunction with our consolidated financial statements for the year ended February 2, 2018 contained in our Form 10-K filed on March 29, 2018. Multiple accounting standards were adopted during the three months ended May 4, 2018, which resulted in adjustments or reclassifications of amounts previously reported. Refer to the Notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
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
SDDC or Software-Defined Data Center
Our SDDC technologies form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During the three and nine months ended November 2, 2018, we continued to see broad-based strength of our SDDC solutions. Future sales growth rates may fluctuate period to period, depending largely upon the extent to which SDDC technologies are included in our particular larger EAs. For example, sales from our management products were positively impacted during the three and nine months ended November 2, 2018 as a result of being included in some of the larger strategic deals.
Hybrid Cloud Computing
Our overarching cloud strategy contains three key components: (i) continue to expand beyond compute virtualization in the private cloud; (ii) extend the private cloud into the public cloud; and (iii) connect and secure endpoints across a range of public clouds. During the nine months ended November 2, 2018, Hybrid Cloud Computing was primarily comprised of VMware Cloud Provider Program (“VCPP”) and also included VMware Cloud Services, which enable customers to run, manage, connect and secure their applications across private and public clouds.
During the nine months ended November 2, 2018, revenue growth in our Hybrid Cloud Computing offerings was primarily driven by our VCPP offerings. We expect VMware Cloud on AWS and other cloud services offerings such as CloudHealth to drive revenue growth in this product category in fiscal 2020.
End-User Computing
Our EUC solution consists of VMware Workspace ONE (“Workspace ONE”), our digital workspace platform, which includes VMware AirWatch (“AirWatch”) and VMware Horizon. Our AirWatch business model includes an on-premises solution that we offer through the sale of perpetual licenses, subscription and software-as-a-service (“SaaS”) solutions. Workspace ONE continued to be our primary growth driver within our EUC product group during the nine months ended November 2, 2018.

Dell Synergies
We continue joint marketing, sales, branding and product development efforts with Dell Technologies Inc. (“Dell”) and other Dell Technologies companies to enhance the collective value we deliver to our mutual customers. Our collective business built with Dell continued to create synergies that benefit our sales during the nine months ended November 2, 2018.
Special Dividend
On July 1, 2018, our board of directors declared a conditional $11 billion one-time special cash dividend (the “Special Dividend”), payable pro-rata to our stockholders as of the record date. The Special Dividend is payable in connection with the closing of a proposed transaction by Dell (the “Dell Class V Transaction”) pursuant to which holders of Dell Class V common stock, which is designed to track our economic performance, will exchange the Dell Class V common stock for Dell Class C common stock or cash or both, resulting in the elimination of the Dell Class V common stock. Payment of the Special Dividend is conditioned upon approval of the Dell Class V Transaction and the satisfaction of certain other conditions set forth in current reports on Form 8-K we filed on July 2, 2018 and November 15, 2018. The record date for the Special Dividend will follow approval of the Dell Class V Transaction by Dell’s stockholders, and the Special Dividend will be paid in connection with the consummation of the Dell Class V Transaction. The conditions for payment of the Special Dividend must be met no later than January 31, 2019 or the Special Dividend will not be paid. Dell’s stockholders are scheduled to vote on the Dell Class V Transaction on December 11, 2018.
In the event that the Special Dividend is paid, our cash, cash equivalents and short-term investment balances will decline significantly. This will result in significantly lower investment income, which will also reduce cash provided by operating activities, net income and net income per share in future periods.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 2,	November 3,			November 2,	November 3,
	2018	2017(1)	$ Change	% Change	2018	2017(1)	$ Change	% Change
Revenue:
License	$884	$758	$126	17%	$2,558	$2,182	$376	17%
Services:
Software maintenance	1,138	1,016	122	12	3,324	2,989	335	11
Professional services	178	164	14	9	501	465	36	8
Total services	1,316	1,180	136	12	3,825	3,454	371	11
Total revenue	$2,200	$1,938	$262	14	$6,383	$5,636	$747	13

Revenue:
United States	$1,052	$970	$82	8%	$3,053	$2,825	$228	8%
International	1,148	968	180	19	3,330	2,811	519	18
Total revenue	$2,200	$1,938	$262	14	$6,383	$5,636	$747	13
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), effective February 3, 2018.
Revenue from our Hybrid Cloud Computing offerings consisted primarily of VCPP, and revenue from our SaaS offerings consisted primarily of our AirWatch mobile solution within Workspace ONE. VCPP revenue is included in license revenue and SaaS revenue is allocated equally between license and services revenue. Hybrid Cloud Computing, together with our SaaS offerings, increased to greater than 10% of our total revenue during the three and nine months ended November 2, 2018 from approximately 9% of our total revenue during the three and nine months ended November 3, 2017.
License revenue relating to the sale of perpetual licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our Hybrid Cloud Computing and SaaS offerings is recognized on a consumption basis or over a period of time.
License Revenue
License revenue during the three and nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017 benefited from broad-based growth across our diverse product portfolio and across our U.S. and international geographies. Revenue growth from our VCPP offerings continued to contribute to license growth during the three and nine months ended November 2, 2018. Strength in our EA renewal business and product offerings acquired in recent acquisitions such as VeloCloud, also contributed to license revenue growth during the three and nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017.
Services Revenue
During the three and nine months ended November 2, 2018, software maintenance revenue continued to benefit from strong renewals of our EAs, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, approximately three years of support and maintenance with each new license purchased.
Professional services revenue increased during the three and nine months ended November 2, 2018, respectively, as compared to the three and nine months ended November 3, 2017. Services we provide through our technical account managers and our continued focus on solution deployments, including our VMware NSX (“NSX”) products, contributed to the increase in professional services revenue. We continue to also focus on enabling our partners to deliver professional services for our solutions and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	November 2,	February 2,
	2018	2018(1)
Unearned license revenue	$212	$184
Unearned software maintenance revenue	5,345	5,082
Unearned professional services revenue	644	573
Total unearned revenue	$6,201	$5,839
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
Unearned license revenue is primarily related to the allocated portion of our SaaS offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining term as of November 2, 2018 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of our SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of November 2, 2018, the aggregate transaction price allocated to remaining performance obligations was $6,711 million. Approximately 57% is expected to be recognized as revenue over the next 12 months and the remainder thereafter.

Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. As of November 2, 2018, our total backlog was $324 million and included a large strategic deal that is effective in the fourth quarter of fiscal 2019. Backlog primarily consists of licenses, maintenance and services. Our backlog related to licenses was $144 million, which we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $58 million as of November 2, 2018 is excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs. As of February 2, 2018, our total backlog was $285 million, generally consisting of licenses, maintenance and services, and our backlog related to licenses was $99 million.
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
Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in salaries and headcount across most of our income statement expense categories during the three and nine months ended November 2, 2018. We expect increases in cash-based employee-related expenses to continue.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our software and SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and SD-WAN offerings includes personnel costs and related overhead associated with the physical and electronic delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 2,	November 3,			November 2,	November 3,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of license revenue	$49	$38	$11	30%	$138	$115	$24	21%
Stock-based compensation	—	—	—	(44)	1	1	(1)	(56)
Total expenses	$49	$38	$11	29	$139	$116	$23	20
% of License revenue	5%	5%			5%	5%
Cost of license revenue increased during the three and nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017, primarily driven by fulfillment-related costs for our SD-WAN offerings as well as an increase in amortization of intangible assets during the nine months ended November 2, 2018.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products, hosted services supporting our SaaS offerings, and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.

Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 2,	November 3,			November 2,	November 3,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of services revenue	$253	$227	$26	12%	$740	$683	$58	8%
Stock-based compensation	13	13	—	(1)	37	38	(2)	(5)
Total expenses	$266	$240	$26	11	$777	$721	$56	8
% of Services revenue	20%	20%			20%	21%
Cost of services revenue increased during the three and nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017. The increase was primarily due to an increase in costs associated with third-party hosting services to support our SaaS offerings of $13 million and $27 million during the three and nine months ended November 2, 2018, respectively, as well as growth in cash-based employee-related expenses of $21 million during the nine months ended November 2, 2018, driven by incremental growth in headcount and salaries.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in our key growth areas, including NSX and VMware vSAN, while also investing in areas that we expect to be significant growth drivers in future periods, such as VMware Cloud on AWS.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 2,	November 3,			November 2,	November 3,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$401	$353	$48	14%	$1,161	$1,032	$129	13%
Stock-based compensation	98	96	2	2	272	266	6	2
Total expenses	$499	$449	$50	11	$1,433	$1,298	$135	10
% of Total revenue	23%	23%			22%	23%
Research and development expenses increased during the three and nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017. The increase was primarily due to growth in cash-based employee-related expenses of $36 million and $87 million during the three and nine months ended November 2, 2018, respectively, driven by incremental growth in headcount and salaries. The increase was also driven by increased equipment, depreciation and facilities-related costs, including costs associated with third-party hosting services related to research and development, of $37 million and a decrease in capitalized internal-use software development costs of $22 million during the nine months ended November 2, 2018 as compared to the nine months ended November 3, 2017.
Sales and Marketing Expenses
Sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and marketing initiatives. A significant portion of our sales commissions are deferred and recognized over the expected period of benefit.

Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 2,	November 3,			November 2,	November 3,
	2018	2017(1)	$ Change	% Change	2018	2017(1)	$ Change	% Change
Sales and marketing	$654	$572	$82	14%	$1,963	$1,668	$294	18%
Stock-based compensation	53	52	2	4	147	150	(1)	(1)
Total expenses	$707	$624	$83	13	$2,110	$1,818	$293	16
% of Total revenue	32%	32%			33%	32%
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
Sales and marketing expenses increased during the three and nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017. The increase was primarily due to growth in cash-based employee-related expenses of $65 million and $207 million during the three and nine months ended November 2, 2018, respectively, driven by incremental growth in headcount and salaries, as well as higher commission costs, resulting from increased sales volume and headcount. The increase during the nine months ended November 2, 2018 was also driven by an increase in costs incurred for sales enablement-based initiatives of $52 million and fluctuations in the exchange rates for foreign currencies in which we incur expenses. Equipment, depreciation and facilities-related costs also contributed to the increase during the three and nine months ended November 2, 2018.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 2,	November 3,			November 2,	November 3,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$150	$154	$(4)	(3)%	$455	$428	$28	7%
Stock-based compensation	28	21	7	32	74	58	15	26
Total expenses	$178	$175	$3	2	$529	$486	$43	9
% of Total revenue	8%	9%			8%	9%
General and administrative expenses increased during the three and nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017. Overall, general and administrative expenses remained relatively consistent as a percentage of total revenue.
Realignment and Loss on Disposition
Realignment expenses and loss on disposition during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 2,	November 3,			November 2,	November 3,
	2018	2017(1)	$ Change	% Change	2018	2017(1)	$ Change	% Change
Realignment and loss on disposition	$6	$2	$4	191%	$9	$101	$(93)	(92)%
% of Total revenue	—%	—%			—%	2%
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
During the second quarter of fiscal 2018, we completed the sale of our VMware vCloud Air business to OVH US LLC. Losses recognized in connection with this transaction were $2 million and $101 million during the three and nine months ended

November 3, 2017, respectively. The loss recognized during the nine months ended November 3, 2017 included the $13 million impairment of deferred commissions resulting from the retrospective adoption of Topic 606.
Investment Income
Investment income during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 2,	November 3,			November 2,	November 3,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Investment income	$63	$33	$29	87%	$168	$82	$86	106%
% of Total revenue	3%	2%			3%	1%
Investment income increased during the three and nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017, primarily driven by increased interest income earned on our cash equivalents and short-term investments resulting from higher yields and from higher balances.
In the event that the conditional Special Dividend is paid, our cash, cash equivalent and short-term investment balances will decline significantly, which will result in significantly lower investment income in the future.
Interest expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 2,	November 3,			November 2,	November 3,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$33	$28	$5	18%	$101	$41	$59	144%
% of Total revenue	2%	1%			2%	1%
On August 21, 2017, we issued three series of unsecured senior notes (“Senior Notes”) pursuant to a public debt offering in the aggregate amount of $4,000 million. Upon closing, a portion of the net proceeds from the offering was used to repay two of the notes payable to Dell in the aggregate principal amount of $1,230 million. Interest expense increased by $5 million and $59 million during the three and nine months ended November 2, 2018 compared to the three and nine months ended November 3, 2017, due to the issuance of the Senior Notes, offset in part by a reduction in interest expense on the notes payable to Dell.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 2,	November 3,			November 2,	November 3,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other income (expense), net	$(180)	$(2)	$(178)	(8,900)%	$839	$51	$786	1,541%
% of Total revenue	8%	—%			13%	1%
Upon adoption of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the carrying value of our non-marketable equity securities is adjusted to fair value based upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income. To adjust our investment in Pivotal Software Inc. (“Pivotal”) to its fair value of $871 million as of November 2, 2018, we recognized an unrealized loss of $161 million and an unrealized gain of $851 million during the three and nine months ended November 2, 2018, respectively.
The fair value of our investment is determined primarily using the quoted market price of Pivotal’s Class A common stock. As a result, any volatility in Pivotal’s publicly traded Class A common stock introduces variability to our condensed consolidated statements of income.

The unrealized gains related to our investment in Pivotal were partially offset by the absence of a gain recognized on a step acquisition, specifically related to the Wavefront, Inc. acquisition during the second quarter of fiscal 2018, when comparing the nine months ended November 2, 2018 to the nine months ended November 3, 2017, and an unrealized loss recognized for an equity security during the nine months ended November 2, 2018.
Income Tax Provision
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. Our quarterly effective income tax rate was 3.2% and 16.2% during the three and nine months ended November 2, 2018, respectively. For the three and nine months ended November 3, 2017, our quarterly effective income tax rate was 4.4% and 12.0%, respectively. Our effective income tax rate for the three months ended November 2, 2018 decreased primarily due to the lower estimated annual effective income tax rate for fiscal 2019 when compared to the annual effective income tax rate for fiscal 2018 as a result of the reduction in the U.S. statutory corporate tax rate from 35% to 21% for fiscal 2019 partially offset by the expected increase due to Global Intangible Low-Taxed Income provisions of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”).
Our effective income tax rate for the nine months ended November 2, 2018 increased primarily due to the discrete tax expense of $196 million related to our book and tax basis difference on the investment in Pivotal, net of the reversal of the previously recorded valuation allowance.
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
Our Relationship with Dell
As of November 2, 2018, Dell controlled 31 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 80.7% of our total outstanding shares of common stock and 97.5% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

•	Dell purchases products and services from us for its internal use.

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and Dell pays us for services that we provide to Dell in connection with such projects.

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

Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of
	November 2,	November 3,	November 2,	November 3,	November 2,	February 2,
	2018	2017(1)	2018	2017(1)	2018	2018(1)
Reseller revenue	$544	$313	$1,435	$867	$1,803	$1,236
Internal-use revenue	5	22	17	30	16	12
Collaborative technology project receipts	1	—	3	—	n/a	n/a
Agency fee revenue	—	—	4	1	—	—
(1) Fiscal 2018 amounts have been adjusted to reflect the impact of our retrospective adoption of Topic 606, effective February 3, 2018.
Customer deposits resulting from transactions with Dell were $44 million and $37 million as of November 2, 2018 and February 2, 2018, respectively.
We engaged with Dell in the following ongoing intercompany transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects.

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

•
In certain geographic regions, Dell files a consolidated indirect tax return, which includes value added taxes and other indirect taxes collected by us from our customers. We remit the indirect taxes to Dell and Dell remits the tax payment to the foreign governments on our behalf.

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.

Information about our costs from such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Purchases and leases of products and purchases of services(1)	$38	$34	$129	$103
Dell subsidiary support and administrative costs	25	30	79	92
(1) Amount includes indirect taxes that were remitted to Dell during the periods presented.
We also purchase Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
From time to time, we and Dell also enter into joint marketing and product development arrangements, for which both parties may incur costs.
During the third quarter of fiscal 2019, we acquired technology and employees related to the Dell EMC Service Assurance Suite, which provides root cause analysis management software for communications service providers, from Dell. The purchase of the Dell EMC Service Assurance Suite was accounted for as a transaction by entities under common control. The amount of the purchase price in excess of the historical cost of the acquired assets was recognized as a reduction to retained earnings on the condensed consolidated balance sheets. Transition services are to be provided by Dell over a period of 18 months, starting from the date of the acquisition. Payments for transition services are not expected to be significant.
Dell Financial Services (“DFS”)
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end user and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $29 million and $15 million during the nine months ended November 2, 2018 and November 3, 2017, respectively. Financing fees during the three months ended November 2, 2018 and November 3, 2017 were not significant.
Tax Sharing Agreement with Dell
The following table summarizes the payments made to Dell pursuant to a tax sharing agreement during the periods presented (table in millions):

	Three Months Ended		Nine Months Ended
	November 2,	November 3,	November 2,	November 3,
	2018	2017	2018	2017
Payments from VMware to Dell, net	$100	$—	$103	$12
Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. The amounts that we pay to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement that was recorded in additional paid-in capital during the three and nine months ended November 2, 2018 was not significant, and was $14 million and $16 million during the three and nine months ended November 3, 2017, respectively.

Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	November 2,	February 2,
	2018	2018
Due to related parties	$129	$106
Due from related parties	671	638
Due from related parties, net	$542	$532

Income tax due to related parties	$787	$781
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
Stock Purchase Arrangements with Dell
From time to time, we enter into stock purchase arrangements with Dell. The following table summarizes purchases of our Class A common stock from Dell during the periods presented, pursuant to stock purchase agreements entered into on December 15, 2016 and March 29, 2017 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended	Nine Months Ended
	November 3,	November 3,
	2017	2017
Aggregate purchase price	$855	$1,280
Class A common shares repurchased(1)	7,771	12,598
Weighted-average price per share	$110.00	$101.59
(1) The aggregate number of shares purchased was determined based upon a volume-weighted average price during a defined period, less an agreed upon discount.
There were no purchases of our Class A common stock from Dell during the three and nine months ended November 2, 2018.
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
Interest is payable quarterly in arrears, at the annual rate of 1.75%. Interest expense on the notes payable to Dell was not significant during the three and nine months ended November 2, 2018 and the three months ended November 3, 2017. Interest expense recognized during the nine months ended November 3, 2017 was $15 million.
Pivotal
As of February 2, 2018, we had a 20% ownership interest in Pivotal, and the investment was accounted for using the cost method. The value of the investment was included in other assets on the condensed consolidated balance sheets and was $20 million as of February 2, 2018. Prior to Pivotal’s initial public offering on April 20, 2018, our previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in us having a financial interest of 18% and a voting interest of 24% in Pivotal. We recognized an unrealized loss of $161 million during the three months ended November 2, 2018 and an unrealized gain of $851 million during the nine months ended November 2, 2018 in other income (expense), net on the condensed consolidated statements of income to adjust our investment in Pivotal to its fair value of $871 million as of November 2, 2018. A discrete tax benefit of $40 million and discrete tax expense of $196 million was recognized during the three and nine months ended November 2, 2018, respectively, related to our book and tax basis difference on the investment in Pivotal, net of the reversal of the previously recorded valuation allowance. Refer to Note I to the condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	November 2,	February 2,
	2018	2018
Cash and cash equivalents	$9,189	$5,971
Short-term investments	4,338	5,682
Total cash, cash equivalents and short-term investments	$13,527	$11,653
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
Our cash flows summarized for the periods presented were as follows (table in millions):

	Nine Months Ended
	November 2,	November 3,
	2018	2017
Net cash provided by (used in):
Operating activities	$2,651	$2,367
Investing activities	634	(861)
Financing activities	(55)	1,289
Net increase in cash, cash equivalents and restricted cash	$3,230	$2,795
Operating Activities
Cash provided by operating activities increased $284 million during the nine months ended November 2, 2018 compared to the nine months ended November 3, 2017. Cash provided by operating activities benefited from an increase in cash collections due to increased sales. In addition, the negative effect of the change in our fiscal year end on our cash collections during the nine months ended November 3, 2017 also contributed to the increase in cash provided by operating activities. These positive impacts were partially offset by increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount. Additionally, cash outflows related to interest on the Senior Notes and tax payments were also higher during the nine months ended November 2, 2018 compared to the nine months ended November 3, 2017.

Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities is affected by the sales and maturities of our available-for-sale securities.
Cash provided by investing activities increased $1,495 million during the nine months ended November 2, 2018 compared to the nine months ended November 3, 2017, driven primarily by a net increase in cash provided by our available-for-sale securities of $1,697 million due in part to a decrease in purchases of our available-for-sale securities. This increase was partially offset by an increase in cash used in business combinations of $283 million as compared to the nine months ended November 3, 2017.
Financing Activities
Cash provided by financing activities decreased $1,344 million during the nine months ended November 2, 2018 compared to the nine months ended November 3, 2017, driven primarily by the net cash proceeds received from the issuance of long-term debt of $3,961 million during the nine months ended November 3, 2017, partially offset by the repayment of two of our outstanding notes payable to Dell of $1,225 million during the nine months ended November 3, 2017. Additionally, we did not execute any repurchases of shares of our Class A common stock during the nine months ended November 2, 2018 due to the temporary suspension of our stock repurchase program in light of Dell’s announcement of their evaluation of strategic business opportunities outlined in their Schedule 13D/A filed February 2, 2018, which concluded upon the announcement of the Dell Class V Transaction on July 2, 2018.
Long-term Debt
On August 21, 2017, we issued Senior Notes pursuant to a public debt offering in the aggregate amount of $4,000 million, which consisted of outstanding principal due on the following dates: $1,250 million due August 21, 2020, $1,500 million due August 21, 2022 and $1,250 million due August 21, 2027. The notes bear interest, payable semiannually in arrears on February 21 and August 21 of each year, at annual rates of 2.30%, 2.95% and 3.90%, respectively. During the nine months ended November 2, 2018, $122 million was paid for interest related to the Senior Notes. In future periods, the aggregate annual interest expense related to the Senior Notes is expected to be approximately $130 million. We used a portion of the net proceeds from the offering to repay certain notes payable to Dell due May 1, 2018 and May 1, 2020, and intend to use the remaining proceeds to fund additional purchases under our stock repurchase program discussed below and for general corporate purposes, such as mergers and acquisitions and repaying other indebtedness.
The Senior Notes also include restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides us with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of November 2, 2018, there were no outstanding borrowings under the Credit Facility.
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
Interest is payable quarterly in arrears, at the annual rate of 1.75%. The amount paid for interest related to these notes was not significant during the nine months ended November 2, 2018, and was $18 million during the nine months ended November 3, 2017.
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired. During August 2017, our board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018, of which $876 million remained available for repurchase as of November 2, 2018. On July 1, 2018, our board of directors extended authorization of the existing stock repurchase program through August 31, 2019. Refer to Note M to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Capital Allocation Policy
Following payment of the Special Dividend, we expect to return to our historical capital allocation policy through investing in our product and solution offerings, acquisitions and returning capital to stockholders through share repurchases.
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
Effective February 3, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). As a result, the accounting policies covering revenue recognition and deferred commissions have been updated to reflect the adoption of Topic 606. There were no other changes to our significant accounting policies described in the Form 10-K filed on March 29, 2018 that have had a material impact on our condensed consolidated financial statements and the related notes.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may”, “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include statements relating to expected industry trends and conditions; future financial performance, trends or plans; payment of the Special Dividend; anticipated impacts of developments in accounting rules and tax laws and rates; VMware’s expectations regarding the timing of tax payments; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for and anticipated benefits of corporate transactions, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
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
There were no material changes to our market risk exposures during the nine months ended November 2, 2018. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K filed on March 29, 2018 for a detailed discussion of our market risk exposures.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended November 2, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If our private, hybrid and public cloud products and services fail to address evolving customer requirements, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers such as AWS and Microsoft. In fiscal 2018, we made VMware Cloud on AWS, a strategic alliance with AWS to deliver a vSphere-based cloud service running in AWS data centers, available in certain geographies. Our strategic alliance with Amazon may also be seen as competitive with VCPP offerings and adversely affect our relationship with VCPP partners, while some VCPP partners may elect to include VMware Cloud on AWS as part of their managed services provider offerings. In addition, in November 2018, AWS announced AWS Outposts, a new offering that enables users to run native AWS environments in on-premises data centers, and we extended our collaboration with AWS by previewing offerings that will run on AWS Outposts. To the extent customers choose to operate native AWS environments (or similar non-VMware environments) in their data centers in lieu of purchasing VMware’s on-premises and hybrid cloud products, our operating results could be materially adversely affected.
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
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack appear to provide pricing competition and enable competing vendors to leverage these open source technologies to compete directly with our SDDC initiative. Enterprises and service providers have shown interest in building their own clouds based on open source projects such as OpenStack, and other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions as well. Additionally, a number of enterprise IT vendors have released solutions based on OpenStack, including Red Hat and IBM, which has announced its intent to acquire Red Hat. VMware is delivering container technologies such as PKS, and Cloud Native Application technologies that are designed to help customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition.
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
Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets, including as a result of volatility in the stock market or recent changes in tariffs and trade agreements, could adversely impact our business, financial condition and operating results in a number of ways, including by lengthening sales cycles, affecting the size of enterprise agreements (“EAs”) that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe, repercussions from the United Kingdom’s (“U.K.”) planned exit from the European Union (“EU”) or that region’s failure to sustain its recovery from recession would threaten to suppress demand and our customers’ access to credit in that region which is an important market for our products and services. In addition, political and economic instability created by the U.K.’s vote to leave the EU has caused and may continue to cause significant volatility in global financial markets. In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
Should any of the above events occur, or are perceived to have occurred, we could be subject to significant claims for liability from our customers, we could face regulatory actions and sanctions from governmental agencies, our ability to protect our intellectual property rights could be compromised, our reputation and competitive position could be materially harmed, we could face material losses as the result of successful financial cyber-fraud schemes and we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our business, financial condition and operating results could be materially adversely affected.
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
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For example, political and economic instability created by the U.K.’s vote to leave the EU has resulted in significant volatility in the value of the British pound and other currencies, including the euro. During the nine months ended November 2, 2018, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 due to exchange rate fluctuations. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
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
 There is also significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.
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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our NSX virtual networking, vSAN virtual storage, cloud and SaaS initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 22% of our total revenue during the nine months ended November 2, 2018. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
In March 2015, a software developer who alleges that software code he wrote is used in a component of our vSphere product filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of the open source General Public License v.2 (“GPL v.2”) and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. On July 8, 2016, the German court issued a written decision dismissing the lawsuit. Mr. Hellwig has appealed this decision, and a hearing was held by the appellate court on November 28, 2018. An adverse outcome to this claim on appeal or to other claims could have a material adverse impact on our intellectual property rights, our operating results and financial condition.
The evolution of our business requires more complex go-to-market strategies, which involve significant risk.
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking, VCPP-integrated virtual desktop and mobile device, cloud and SaaS) offerings that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings. In addition, marketing and selling new technologies to enterprises requires significant investment of time and resources in order to educate customers on the benefits of our new product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from their efforts to sell existing products and services. Further, upon entering into new industry segments, we may choose to go to market with hardware appliances that are integrated with our software—as we did when we recently entered into the SD-WAN space through our acquisition of VeloCloud—which requires us to rapidly develop, deploy and scale new hardware procurement, supply chain and inventory management processes and product support services and integrate them into our ongoing business systems and controls.

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

Two of our distributors each accounted for 10% or more of our consolidated revenue during the nine months ended November 2, 2018. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
Our business is subject to a wide variety of laws and regulations regarding privacy and protection of personal data. Federal, state and foreign governments and agencies have adopted or are considering adopting laws and regulations regarding the collection, storage, use, processing and disclosure of this information. We collect contact and other personal or identifying information from our customers, and our customers increasingly use our services to store and process personal information and other regulated data, including protected health information subject to stringent data privacy laws. As an employer, we also maintain personal data of our employees and share that information with third-party service providers, such as payroll and benefits providers. Our cloud computing service offerings, pursuant to which we offer cloud services and enable third-party service providers to offer cloud services built on our technology, expose us to particularly significant risks. We rely on the contractual representations of these third parties that they do not violate any applicable privacy laws and regulations or their own privacy policies and, in some cases, covenants requiring them to maintain certain security measures and protections.
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
Further, laws such as the EU’s proposed e-Privacy Regulation are increasingly aimed at the use of personal information for marketing purposes, and the tracking of individuals’ online activities. The currently proposed e-Privacy Regulation may change significantly before it is adopted, making its future scope and impact uncertain, and therefore require us to alter our current policies and controls enhancements for the GDPR. Once finalized, revised e-Privacy Regulation may impact our use of cookies and tracking technologies inside products and online, which could hamper our ability to collect and use data to monitor and improve the performance of our products and services. The final regulation may also change the rules around e-marketing and online tracking which could harm our ability to run promotions and effectively market our offerings. Furthermore, the U.K.’s planned exit from the EU has created uncertainty with regard to the regulation of data protection in the U.K., as it is unclear whether the U.K. will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the U.K. will be regulate. In addition, jurisdictions outside the EU are considering or have passed legislation that requires local storage and processing of data, which could increase the cost and complexity of delivering our services. Our current arrangements for the transfer of personal data will need to continue to adapt to future judicial decisions and regulatory activity as laws on privacy and the protection of personal data continue to evolve in the countries in which we do business.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of November 2, 2018, goodwill and amortizable intangible assets were $4,989 million and $558 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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

•
Since the Dell Acquisition, the portion of our bookings that are realized through Dell sales channels has grown more rapidly than our sales through non-Dell resellers and distributors, and we expect this trend to continue. To the extent that we find ourselves relying more heavily upon Dell for our channel sales, Dell’s leverage over our sales and marketing efforts may increase and our ability to negotiate favorable go-to-market arrangements with Dell and with other channel partners may decline.

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
As of November 2, 2018, Dell controlled 30,679,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 80.7% of the total outstanding shares of common stock or 97.5% of the voting power of outstanding common stock held by EMC. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of November 2, 2018, Dell controlled 80.7% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Dell is prohibited through September 7, 2018 under its charter from purchasing or otherwise acquiring any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in intercompany transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three and nine months ended November 2, 2018, we recognized revenue of $550 million and $1,459 million, respectively, and as of November 2, 2018, $1,819 million of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Dell, which beneficially owned 80.7% of our outstanding stock as of November 2, 2018, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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
Payment of the Special Dividend will impact the trading price of our Class A common stock. The Special Dividend will be paid pro-rata to all holders of our Class A and Class B common stock so the per share dividend amount will depend upon the number of shares of Class A and Class B common stock outstanding on the record date for the Special Dividend. The NYSE has advised us that the ex-dividend date for our publicly traded Class A common stock will be the first trading day following the date that the Special Dividend is paid, and that the closing trading price for our Class A common stock on the trading day preceding the ex-dividend date will be reduced by the per share dividend amount. For example, if the record date for the Special Dividend had been November 30, 2018 when there were 109,891,080 shares of Class A common stock and 300,000,000 shares of Class B common stock outstanding, then the dividend amount per share would have been $26.84 per share, and the closing trading price for our Class A common stock on the trading day preceding the ex-dividend date would have been reduced by that amount.
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
Payment of the Special Dividend is conditioned upon the satisfaction of certain conditions detailed in our current reports on Form 8-K filed on July 2, 2018 and November 15, 2018. If the conditions, which include Dell’s ability to consummate the Dell Class V Transaction and the satisfaction of other legal requirements, are not met by January 31, 2019, the dividend will not be paid.
Also, although we currently expect that more than half of the Special Dividend will be taxable as an ordinary dividend to our stockholders, the remaining portion will first be treated as a return of capital to stockholders to the extent of the stockholder’s basis in shares and then as capital gain. Although at the time of payment of the dividend we will provide an estimate of the portion taxable as a dividend, we do not expect the calculation of the portion that will be treated as a dividend for tax purposes to be finalized until after the completion of fiscal 2019. Additionally, the net after-tax proceeds of the Special Dividend to stockholders will vary depending upon each stockholder’s individual tax situation.
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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser

From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired. During August 2017, our board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018, of which $876 million remained available for repurchase as of November 2, 2018. On July 1, 2018, our board of directors extended authorization of the existing stock repurchase program through August 31, 2019.
We did not repurchase any shares of our Class A common stock as part of our publicly announced share repurchase program during the three months ended November 2, 2018 due to the temporary suspension of our stock repurchase program in light of Dell’s announcement of their evaluation of strategic business opportunities outlined in their Schedule 13D/A filed on February 2, 2018, through the conclusion of this evaluation, as outlined in Dell’s Form 8-K filed on July 2, 2018.

ITEM 6.	EXHIBITS

The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-33622	3.1	6/9/17
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
10.18+*	Non-Qualified Deferred Compensation Plan Adoption Agreement, amended and restated as of January 1, 2018
10.22+*	Change in Control Retention Plan, as amended and restated September 14, 2018
10.31+	Executive Severance Plan, adopted September 14, 2018	8-K	001-33622	99.1	9/18/18
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VMWARE, INC.

Dated:	December 10, 2018	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)