Form 10-Q
period 2019-05-03
VMWARE, INC.
filed 2019-06-10
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2019
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
(650) 427-5000
(Registrant’s telephone number, including area code)
_____________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	VMW	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 31, 2019, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 409,209,870, of which 109,209,870 shares were Class A common stock and 300,000,000 shares were Class B common stock.

VMware, Workspace ONE, vSphere, VMware vSAN, vRealize, VMware Cloud, NSX, Heptio, CloudHealth, VeloCloud, vCloud, vCloud Air, Horizon, and Horizon Suite are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended
	May 3,	May 4,
	2019	2018
Revenue(1):
License	$869	$774
Services	1,397	1,234
Total revenue	2,266	2,008
Operating expenses(2):
Cost of license revenue	50	45
Cost of services revenue	302	251
Research and development	533	453
Sales and marketing	779	706
General and administrative	187	169
Realignment and loss on disposition	—	2
Operating income	415	382
Investment income	14	48
Interest expense	(34)	(34)
Other income (expense), net	145	779
Income before income tax	540	1,175
Income tax provision	35	233
Net income	$505	$942
Net income per weighted-average share, basic for Classes A and B	$1.23	$2.33
Net income per weighted-average share, diluted for Classes A and B	$1.21	$2.29
Weighted-average shares, basic for Classes A and B	410,414	404,968
Weighted-average shares, diluted for Classes A and B	418,387	410,932
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$295	$167
Services	329	204
(2) Includes stock-based compensation as follows:
Cost of services revenue	$16	$11
Research and development	95	84
Sales and marketing	57	46
General and administrative	26	20
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	May 3,	May 4,
	2019	2018
Net income	$505	$942
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of tax provision (benefit) of $— and ($5)	(1)	(15)
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— for all periods	5	(9)
Total other comprehensive income (loss)	4	(24)
Total comprehensive income, net of taxes	$509	$918
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	May 3,	February 1,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,311	$2,830
Short-term investments	—	19
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	1,192	1,576
Due from related parties, net	442	937
Other current assets	343	289
Total current assets	5,288	5,651
Property and equipment, net	1,139	1,133
Other assets	2,671	1,853
Deferred tax assets	69	103
Intangible assets, net	392	541
Goodwill	5,414	5,381
Total assets	$14,973	$14,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150	$135
Accrued expenses and other	1,276	1,593
Unearned revenue	4,019	3,968
Total current liabilities	5,445	5,696
Note payable to Dell	270	270
Long-term debt	3,974	3,972
Unearned revenue	3,100	3,010
Income tax payable	896	889
Other liabilities	727	274
Total liabilities	14,412	14,111
Contingencies (refer to Note J)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 110,267 and 110,715 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	30	531
Accumulated other comprehensive income	6	2
Retained earnings	521	14
Total stockholders’ equity	561	551
Total liabilities and stockholders’ equity	$14,973	$14,662
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	May 3,	May 4,
	2019	2018
Operating activities:
Net income	$505	$942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174	156
Stock-based compensation	194	161
Deferred income taxes, net	31	180
Unrealized (gain) loss on equity securities, net	(129)	(776)
(Gain) loss on disposition of assets, revaluation and impairment, net	(4)	—
Other	1	1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	384	393
Other current assets and other assets	(144)	(136)
Due to/from related parties, net	489	351
Accounts payable	13	101
Accrued expenses and other liabilities	(338)	(215)
Income taxes payable	(45)	20
Unearned revenue	142	(83)
Net cash provided by operating activities	1,273	1,095
Investing activities:
Additions to property and equipment	(71)	(61)
Purchases of available-for-sale securities	—	(391)
Sales of available-for-sale securities	—	148
Maturities of available-for-sale securities	—	371
Purchases of strategic investments	—	(2)
Proceeds from disposition of assets	20	2
Business combinations, net of cash acquired, and purchases of intangible assets	(45)	(26)
Net cash paid on disposition of a business	(3)	(2)
Net cash provided by (used in) investing activities	(99)	39
Financing activities:
Proceeds from issuance of common stock	103	91
Repurchase of common stock	(591)	—
Shares repurchased for tax withholdings on vesting of restricted stock	(204)	(94)
Net cash used in financing activities	(692)	(3)
Net increase in cash, cash equivalents and restricted cash	482	1,131
Cash, cash equivalents and restricted cash at beginning of the period	2,894	6,003
Cash, cash equivalents and restricted cash at end of the period	$3,376	$7,134
Supplemental disclosures of cash flow information:
Cash paid for interest	$62	$63
Cash paid for taxes, net	88	42
Non-cash items:
Changes in capital additions, accrued but not paid	$3	$11
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Three Months Ended May 3, 2019	Shares	Par Value	Shares	Par Value
Balance, February 1, 2019	111	$1	300	$3	$531	$14	$2	$551
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	2	—	2
Proceeds from issuance of common stock	1	—	—	—	103	—	—	103
Repurchase and retirement of common stock	(3)	—	—	—	(591)	—	—	(591)
Issuance of restricted stock, net of cancellations	2	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(207)	—	—	(207)
Stock-based compensation	—	—	—	—	194	—	—	194
Total other comprehensive income (loss)	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	505	—	505
Balance, May 3, 2019	110	$1	300	$3	$30	$521	$6	$561

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Three Months Ended May 4, 2018	Shares	Par Value	Shares	Par Value
Balance, February 2, 2018	104	$1	300	$3	$844	$7,791	$(15)	$8,624
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	(15)	(15)	(30)
Proceeds from issuance of common stock	—	—	—	—	91	—	—	91
Issuance of restricted stock, net of cancellations	1	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(104)	—	—	(104)
Stock-based compensation	—	—	—	—	161	—	—	161
Total other comprehensive income (loss)	—	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	—	942	—	942
Balance, May 4, 2018	104	$1	300	$3	$992	$8,718	$(54)	$9,660
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) originally pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology (“IT”) driven innovation continues to disrupt markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. IT is working at an accelerated pace to harness new technologies, platforms and cloud models, ultimately guiding their business through a digital transformation. To take on these challenges, VMware is working with customers in the areas of hybrid cloud, multi-cloud, modern applications, networking and security, and digital workspaces. VMware’s software provides a flexible digital foundation to help enable customers in their digital transformations.
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full fiscal year 2020. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s Form 10-K filed on March 29, 2019.
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware (the “Dell Acquisition”). As of May 3, 2019, Dell controlled 80.6% of VMware’s outstanding common stock and 97.4% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Significant Accounting Policies
During February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (“Topic 842”). The updated standard requires the recognition of a liability for lease obligations and corresponding right-of-use (“ROU”) assets on the balance sheet, and disclosures of certain information regarding leasing arrangements. VMware adopted this standard effective February 2, 2019 and applied it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company elected to apply practical expedients upon transition to this standard, which allow the Company to use the beginning of the period of adoption as the date of initial application, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contains a lease. Prior period amounts were not recast under this standard.
Upon adoption, VMware recognized ROU assets of $666 million, a liability for lease obligations of $629 million, and an immaterial cumulative-effect adjustment to retained earnings, net of taxes, as of February 2, 2019. The updated standard did not have a material impact on the condensed consolidated statements of income or net cash provided by or used in operating, investing and financing activities on the condensed consolidated statements of cash flows.
Significant accounting policies applicable to leases reflect the adoption of Topic 842. There were no other changes to VMware’s significant accounting policies described in the Form 10-K filed on March 29, 2019 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Leases
VMware determines if an arrangement contains a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all economic benefits from and has the ability to direct the use of the asset. ROU assets resulting from operating leases are included in other assets on the condensed consolidated balance sheets, and operating lease liabilities are included in accrued expenses and other, and other liabilities on the condensed consolidated balance sheets.
Operating lease ROU assets and liabilities are measured at the present value of the future minimum lease payments over the lease term at commencement date using the incremental borrowing rate. The incremental borrowing rate is generally determined using factors such as the Treasury yields, the Company’s credit rating and interest rates of similar debt instruments with comparable credit ratings, among others.
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that VMware will exercise that option. Lease expense resulting from the minimum lease payments is amortized on a straight-line basis over the remaining lease term. VMware elected the practical expedient to exclude leasing arrangements with a duration of less than 12 months.
The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain lease agreements may contain lease and non-lease components, such a common-area maintenance costs. The Company elected to account for these components as a single lease component in determining the lease liability. Variable lease payments, which are primarily comprised of common-area maintenance, utilities and real estate taxes that are passed on from the lessor in proportion to the space leased by the Company, are recognized in operating expenses in the period in which the obligation for those payments was incurred.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not material for all periods presented.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $25 million and $24 million as of May 3,

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2019 and February 1, 2019, respectively. Contract asset balances will fluctuate based upon the timing of transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of May 3, 2019, customer deposits related to customer prepayments and cloud credits of $239 million were included in accrued expenses and other and $69 million were included in other long-term liabilities on the condensed consolidated balance sheets. As of February 1, 2019, customer deposits related to customer prepayments were $238 million and were included in accrued expenses and other on the condensed consolidated balance sheets and $60 million were included in other long-term liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of May 3, 2019 and February 1, 2019 were not significant. Deferred commissions included in other assets were $755 million and $756 million as of May 3, 2019 and February 1, 2019, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $74 million and $67 million during the three months ended May 3, 2019 and May 4, 2018, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	May 3,	February 1,
	2019	2019
Unearned license revenue	$303	$255
Unearned software maintenance revenue	6,029	5,972
Unearned professional services revenue	787	751
Total unearned revenue	$7,119	$6,978

Unearned license revenue is primarily related to the allocated portion of VMware’s software-as-a-service (“SaaS”) offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of May 3, 2019 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of VMware’s SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes unearned revenue activity during the period presented:

Three Months Ended
May 3,
2019
Balance, beginning of the period	$6,978
Current period billings	1,506
Revenue recognized from amounts previously classified as unearned revenue(1)	(1,365)
Balance, end of the period	$7,119
(1) Revenue recognized from amounts previously classified as unearned revenue did not include revenue for performance obligations that were fully satisfied upon delivery, such as on-premises license.
Revenue recognized during the three months ended May 4, 2018, from amounts previously classified as unearned revenue, was $1,215 million, and did not include revenue for performance obligations that were fully satisfied upon delivery, such as on-premises license.
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
As of May 3, 2019, the aggregate transaction price allocated to remaining performance obligations was $7,675 million, of which approximately 56% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. As of February 1, 2019, the aggregate transaction price allocated to remaining performance obligations was $7,749 million, of which approximately 56% was expected to be recognized as revenue during fiscal year 2020, and the remainder thereafter.
C. Related Parties
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries, including EMC (collectively, “Dell”).
Transactions with Dell
VMware and Dell engaged in the following ongoing related party transactions, which resulted in revenue and receipts, and unearned revenue for VMware:

•
Pursuant to original equipment manufacturer and reseller arrangements, Dell integrates or bundles VMware’s products and services with Dell’s products and sells them to end users. Dell also acts as a distributor, purchasing VMware’s standalone products and services for resale to end-user customers through VMware-authorized resellers. Revenue under these arrangements is presented net of related marketing development funds and rebates paid to Dell. In addition, VMware provides professional services to end users based upon contractual agreements with Dell.

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts		Unearned Revenue
	Three Months Ended		As of
	May 3,	May 4,	May 3,	February 1,
	2019	2018	2019	2019
Reseller revenue	$618	$360	$2,519	$2,375
Internal-use revenue	6	7	13	13
Agency fee revenue	—	4	—	—
Collaborative technology project receipts	2	—	n/a	n/a

Customer deposits resulting from transactions with Dell were $92 million and $85 million as of May 3, 2019 and February 1, 2019, respectively.
VMware and Dell engaged in the following ongoing related party transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•	From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects.

•
In certain geographic regions where VMware does not have an established legal entity, VMware contracts with Dell subsidiaries for support services and support from Dell personnel who are managed by VMware. The costs incurred by Dell on VMware’s behalf related to these employees are charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs are included as expenses on VMware’s condensed consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on VMware’s behalf in the United States (“U.S.”) that are recorded as expenses on VMware’s condensed consolidated statements of income.

•
In certain geographic regions, Dell files a consolidated indirect tax return, which includes value added taxes and other indirect taxes collected by VMware from its customers. VMware remits the indirect taxes to Dell and Dell remits the tax payment to the foreign governments on VMware’s behalf.

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
Information about VMware’s payments from such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018
Purchases and leases of products and purchases of services(1)	$80	$49
Dell subsidiary support and administrative costs	26	28

(1) Amount includes indirect taxes that were remitted to Dell during the periods presented.
VMware also purchases Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
From time to time, VMware and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

earnings on the condensed consolidated balance sheets. Transition services are to be provided by Dell over a period of 18 months, starting from the date of the acquisition. Payments for transition services are not expected to be significant.
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end user and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $12 million and $16 million during the three months ended May 3, 2019 and May 4, 2018, respectively.
Tax Sharing Agreement with Dell
Payments made to Dell pursuant to a tax sharing agreement were $37 million during the three months ended May 3, 2019, and not significant during the three months ended May 4, 2018.
Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries is governed by a letter agreement between Dell, EMC and VMware executed during the first quarter of fiscal 2020. The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement that was recorded in additional paid-in capital during the three months ended May 3, 2019 and May 4, 2018 was not significant.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	May 3,	February 1,
	2019	2019
Due from related parties, current	$609	$1,079
Due to related parties, current(1)	167	142
Due from related parties, net, current(2)	$442	$937

Income tax related asset, net, current	$41	$—
Income tax due to related parties, non-current	614	646

(1) Includes an immaterial amount related to the Company’s current lease liabilities due to related parties as of May 3, 2019.
(2) The Company also recognized an immaterial amount related to non-current lease liabilities due to related parties. This amount has been included in other liabilities on the condensed consolidated balance sheets as of May 3, 2019.
Amounts included in due from related parties, net, excluding DFS and tax obligations, includes the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
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
Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three months ended May 3, 2019 and May 4, 2018, interest expense on the notes payable to Dell was not significant.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pivotal
Prior to Pivotal’s initial public offering on April 20, 2018, VMware’s previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in VMware having a financial interest of 17% and a voting interest of 24% in Pivotal as of February 1, 2019. As of May 3, 2019, VMware had a financial interest of 16% and a voting interest of 24% in Pivotal. Refer to Note H for information regarding VMware’s investment in Pivotal.
D. Business Combination, Definite-Lived Intangible Assets, Net and Goodwill
Business Combination
During the first quarter of fiscal 2020, VMware completed the acquisition of AetherPal Inc., a provider of remote support solutions, to enhance VMware’s Workspace ONE offering. The total purchase price was $45 million, which primarily included $12 million of identifiable intangible assets and $33 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily consisted of completed technology and customer relationships, with estimated useful lives of three years to five years.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	May 3, 2019
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.3	$782	$(531)	$251
Customer relationships and customer lists	7.5	199	(103)	96
Trademarks and tradenames	7.9	86	(43)	43
Other	1.3	5	(3)	2
Total definite-lived intangible assets		$1,072	$(680)	$392

	February 1, 2019
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.3	$781	$(503)	$278
Leasehold interest	34.9	149	(33)	116
Customer relationships and customer lists	7.5	193	(96)	97
Trademarks and tradenames	7.9	86	(40)	46
Other	3.9	7	(3)	4
Total definite-lived intangible assets		$1,216	$(675)	$541

Upon adoption of Topic 842 on February 2, 2019, leasehold interest of $116 million related to favorable terms of certain ground lease agreements was derecognized and adjusted to the carrying amount of the ROU assets and classified as other assets on the condensed consolidated balance sheets. Prior to adoption, these assets were classified as intangible assets on the condensed consolidated balance sheets.
Amortization expense on definite-lived intangible assets was $44 million and $39 million during the three months ended May 3, 2019 and May 4, 2018, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Based on intangible assets recorded as of May 3, 2019 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2020	$110
2021	96
2022	80
2023	56
2024	38
Thereafter	12
Total	$392

Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the three months ended May 3, 2019 (table in millions):

Balance, February 1, 2019	$5,381
Increase in goodwill related to business combination	33
Balance, May 3, 2019	$5,414

E. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units (“RSUs”), including performance stock unit (“PSU”) awards, and stock options, including purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computation of diluted net income per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income per share as both classes share the same rights in dividends; therefore, basic and diluted earnings per share are the same for both classes.
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended
	May 3,	May 4,
	2019	2018
Net income	$505	$942
Weighted-average shares, basic for Classes A and B	410,414	404,968
Effect of other dilutive securities	7,973	5,964
Weighted-average shares, diluted for Classes A and B	418,387	410,932
Net income per weighted-average share, basic for Classes A and B	$1.23	$2.33
Net income per weighted-average share, diluted for Classes A and B	$1.21	$2.29

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended
	May 3,	May 4,
	2019	2018
Anti-dilutive securities:
Restricted stock units	81	177
Total	81	177

F. Cash and Cash Equivalents
Cash and cash equivalents as of the periods presented consisted of the following (tables in millions):

	May 3, 2019
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$492	$—	$—	$492
Cash equivalents:
Money-market funds	$2,791	$—	$—	$2,791
Demand deposits and time deposits	28	—	—	28
Total cash equivalents	$2,819	$—	$—	$2,819

	February 1, 2019
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$461	$—	$—	$461
Cash equivalents:
Money-market funds	$2,316	$—	$—	$2,316
Demand deposits and time deposits	53	—	—	53
Total cash equivalents	$2,369	$—	$—	$2,369

Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion and non-current portion of restricted cash reported within the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of May 3, 2019 and February 1, 2019 (table in millions):

	May 3,	February 1,
	2019	2019
Cash and cash equivalents	$3,311	$2,830
Restricted cash within other current assets	37	35
Restricted cash within other assets	28	29
Total cash, cash equivalents and restricted cash	$3,376	$2,894

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
The carrying value of the Senior Notes as of the periods presented were as follows (amounts in millions):

	May 3,	February 1,	Effective Interest Rate
	2019	2019
Long-term debt:
2.30% Senior Note Due August 21, 2020	$1,250	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Total principal amount	4,000	4,000
Less: unamortized discount	(6)	(7)
Less: unamortized debt issuance costs	(20)	(21)
Net carrying amount	$3,974	$3,972

Interest is payable semiannually in arrears, on February 21 and August 21 of each year. During the three months ended May 3, 2019 and May 4, 2018, interest expense of $32 million, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
Refer to Note C for information regarding the note payable to Dell.
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of May 3, 2019 and February 1, 2019, there were no outstanding borrowings under the Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the Credit Facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three months ended May 3, 2019 and May 4, 2018.
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
As of May 3, 2019 and February 1, 2019, VMware’s Level 2 investment securities were generally priced using non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	May 3, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,791	$—	$2,791
Demand deposits and time deposits	—	28	28
Total cash equivalents	$2,791	$28	$2,819

	February 1, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,316	$—	$2,316
Demand deposits and time deposits	—	53	53
Total cash equivalents	$2,316	$53	$2,369
Short-term investments:
Marketable available-for-sale equity securities	$19	$—	$19
Total short-term investments	$19	$—	$19

The note payable to Dell and the Senior Notes were not adjusted to fair value. The fair value of the note payable to Dell was approximately $257 million and $252 million as of May 3, 2019 and February 1, 2019, respectively. The fair value of the Senior Notes was approximately $3,939 million and $3,862 million as of May 3, 2019 and February 1, 2019, respectively. Fair value for both the note payable to Dell and the Senior Notes was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income is not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at approximately $91 million and $77 million as of May 3, 2019 and February 1, 2019, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
Equity Securities Carried at Fair Value
As of February 1, 2019, VMware held a publicly traded equity security, which was measured at its fair value of $19 million using quoted prices for identical assets in an active market (Level 1). During the three months ended May 3, 2019, VMware sold its investment in this equity security. The realized gain recognized on the condensed consolidated statements of income during the three months ended May 3, 2019 was not significant.
The fair value of VMware’s investment in Pivotal was $965 million and $833 million as of May 3, 2019 and February 1, 2019, respectively, and was determined using the quoted market price of Pivotal’s Class A common stock as of each reporting period, adjusted for the impact of superior voting rights (Level 2).
During the three months ended May 3, 2019, VMware recognized an unrealized gain of $132 million to adjust its investment in Pivotal to its fair value. During the three months ended May 4, 2018, VMware recognized an unrealized gain of $781 million to adjust its investment in Pivotal to its fair value, including an unrealized gain of $668 million recognized as a

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

result of Pivotal’s initial public offering. A discrete tax expense of $33 million for the three months ended May 3, 2019 and $179 million, net of the reversal of the previously recorded valuation allowance, for the three months ended May 4, 2018 was recognized related to the book and tax basis difference on the investment in Pivotal. Subsequent to May 3, 2019, Pivotal’s stock price has declined significantly. If Pivotal’s stock price remains unchanged from its current value, VMware will recognize a substantial unrealized loss on its investment in Pivotal as of the next measurement date.
Financial information of Pivotal is made publicly available. The following tables include summarized financial information for fiscal 2019 obtained from Pivotal’s most recent Form 10-K filed with the SEC on March 29, 2019 (tables in millions):

	Three Months Ended	Year Ended
	February 1,	February 1,
	2019	2019
Results of Operations Data:
Revenue	$169	$657
Gross profit	110	417
Loss from operations	(42)	(147)
Net loss	(39)	(142)
Net loss attributable to Pivotal	(39)	(142)

February 1,
2019
Balance Sheet Data:
Current assets	$1,067
Total assets	1,850
Current liabilities	486
Total liabilities	585
Non-controlling interest	1

Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of May 3, 2019 and February 1, 2019, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $95 million, respectively, and were included in other assets on the condensed consolidated balance sheets. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive income on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three months ended May 3, 2019 and May 4, 2018, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

not significant. During the three months ended May 4, 2018, interest charges or “forward points” on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded in other income (expense), net on the condensed consolidated statements of income as incurred. Beginning February 2, 2019, the excluded component was recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred.
These forward contracts have contractual maturities of twelve months or less, and as of May 3, 2019 and February 1, 2019, outstanding forward contracts had a total notional value of $286 million and $367 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended May 3, 2019 and May 4, 2018, all cash flow hedges were considered effective.
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
These forward contracts have a contractual maturity of one month, and as of May 3, 2019 and February 1, 2019, outstanding forward contracts had a total notional value of $861 million and $1,208 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended May 3, 2019 and May 4, 2018, VMware recognized gains of $27 million and $30 million, respectively, related to the settlement of forward contracts. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three months ended May 3, 2019 and May 4, 2018. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
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
On March 4, 2015, Christoph Hellwig, a software developer who alleged that software code he wrote is used in a component of the Company’s vSphere product, filed a lawsuit against VMware in the Hamburg Regional Court in Germany alleging copyright infringement for failing to comply with the terms of the open source General Public License v.2 (“GPL v.2”). On July 8, 2016, the German court issued a written decision dismissing Mr. Hellwig’s lawsuit. Following Mr. Hellwig’s appeal of that decision, on February 28, 2019, the appellate court affirmed the regional court’s decision dismissing Mr. Hellwig’s lawsuit. The time for Mr. Hellwig to file a further appeal has expired.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of May 3, 2019, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
K. Leases
VMware has operating leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 27 years. VMware did not have financing leases during the periods presented. During the three months ended May 3, 2019, lease expense recorded in the condensed consolidated statements of income was $39 million.
The components of lease expense during the period presented were as follows (table in millions):

Three Months Ended
May 3,
2019
Operating lease expense	$32
Short-term lease expense	1
Variable lease expense	6
Total lease expense	$39

From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the three months ended May 3, 2019.
Supplemental cash flow information related to operating leases during the period presented was as follows (table in millions):

Three Months Ended
May 3,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38
ROU assets obtained in exchange for lease liabilities:
Operating leases	$13

Supplemental balance sheet information related to operating leases as of the period presented was as follows (table in millions):

May 3,
2019
ROU assets, non-current(1)	$652

Lease liabilities, current(2)	$84
Lease liabilities, non-current(3)	525
Total operating lease liabilities	$609
(1) Included in other assets on the condensed consolidated balance sheets.
(2) Included primarily in accrued expenses and other on the condensed consolidated balance sheets. An immaterial amount is presented in due from related parties, net on the condensed consolidated balance sheets.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(3) Included in other liabilities on the condensed consolidated balance sheets.
Lease term and discount rate related to operating leases as of the period presented were as follows:

May 3,
2019
Weighted-average remaining lease term (in years)
Operating leases	16.6
Weighted-average discount rate
Operating leases	3.6%

The following represents VMware’s future minimum lease payments under non-cancellable operating leases as of May 3, 2019 (table in millions):

Remainder of 2020	$74
2021	85
2022	70
2023	60
2024	44
Thereafter	525
Total future minimum lease payments	858
Less: Imputed interest	(249)
Total lease liabilities(1)	$609
(1) Total lease liabilities as of May 3, 2019 exclude legally binding lease payments for leases signed but not yet commenced of $222 million.
Future lease payments under non-cancellable operating leases as of February 1, 2019 were as follows (table in millions):

2020	$109
2021	79
2022	64
2023	54
2024	41
Thereafter	523
Total(1)	$870
(1) Total future lease payments as of February 1, 2019 exclude legally binding minimum lease payments for leases signed but not yet commenced of $164 million.
L. Stockholders’ Equity
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
During August 2017, VMware’s board of directors authorized the repurchase of up to $1,000 million of Class A common stock through August 31, 2018. On July 1, 2018, VMware’s board of directors extended authorization of the existing stock repurchase program through August 31, 2019. Subsequent to the fiscal quarter ended May 3, 2019, VMware’s board of directors authorized the repurchase of up to an additional $1,500 million of Class A common stock through the end of fiscal year 2021. The $1,500 million authorization is in addition to VMware’s ongoing $1,000 million stock repurchase program authorized in August 2017, of which $243 million remained available for repurchase as of May 3, 2019.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes stock repurchase activity during the three months ended May 3, 2019 (aggregate purchase price in millions, shares in thousands):

Three Months Ended
May 3,
2019
Aggregate purchase price(1)	$591
Class A common shares repurchased	3,264
Weighted-average price per share	$180.96

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
VMware’s restricted stock also includes PSU awards, which have been granted to certain VMware executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based or market-based vesting component. Upon vesting, PSU awards convert into VMware’s Class A common stock at various ratios ranging from 0.1 to 2.0 shares per PSU, depending upon the degree of achievement of the performance or market-based target designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.
The following table summarizes restricted stock activity since February 1, 2019 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, February 1, 2019	18,215	$90.06
Granted	1,578	159.70
Vested	(2,748)	67.06
Forfeited	(528)	88.45
Outstanding, May 3, 2019	16,517	100.59

The aggregate vesting date fair value of VMware’s restricted stock that vested during the three months ended May 3, 2019 was $524 million. As of May 3, 2019, restricted stock representing 16.5 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $3,358 million based on VMware’s closing stock price as of May 3, 2019.
Net excess tax benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax provision on the condensed consolidated statements of income. Net excess tax benefits recognized during the three months ended May 3, 2019 and May 4, 2018 were $73 million and $27 million, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 1, 2019	$1	$1	$2
Unrealized gains (losses), net of tax provision (benefit) of $—, $ —, and $—	(1)	5	4
Other comprehensive income (loss), net	(1)	5	4
Balance, May 3, 2019	$—	$6	$6

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 2, 2018	$(15)	$—	$(15)
Adjustments related to adoption of ASU 2016-01 and 2018-02	(15)	—	(15)
Unrealized gains (losses), net of tax provision (benefit) of ($5), $ — and ($5)	(15)	(9)	(24)
Other comprehensive income (loss), net	(15)	(9)	(24)
Balance, May 4, 2018	$(45)	$(9)	$(54)

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018
Revenue:
License	$869	$774
Services:
Software maintenance	1,205	1,077
Professional services	192	157
Total services	1,397	1,234
Total revenue(1)	$2,266	$2,008
(1) Includes revenue derived from VMware’s Hybrid Cloud Computing subscription and SaaS offerings, which was $284 million and $210 million during the three months ended May 3, 2019 and May 4, 2018, respectively. Revenue from Hybrid Cloud Computing offerings consisted primarily of VMware Cloud Provider Program revenue.
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018
United States	$1,053	$938
International	1,213	1,070
Total	$2,266	$2,008

Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three months ended May 3, 2019 and May 4, 2018.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	May 3,	February 1,
	2019	2019
United States	$825	$831
International	115	106
Total	$940	$937

No individual country other than the U.S. accounted for 10% or more of these assets as of May 3, 2019 and February 1, 2019.
N. Subsequent Event
On May 31, 2019, the Company completed an intra-group transfer of certain of its intellectual property rights to its Irish subsidiary, where its international business is headquartered. As a result of the intra-group transfer, the Company’s mix of income by tax jurisdiction will be affected.
A discrete tax benefit of approximately $4.9 billion will be recognized as a deferred tax asset during the second quarter of fiscal 2020. This deferred tax asset represents the future amortization of the intellectual property rights to be recognized in future periods. The Company is evaluating the impact that this intra-group transfer will have on the estimated annual effective tax rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of May 3, 2019 should be read in conjunction with our consolidated financial statements for the year ended February 1, 2019 contained in our Form 10-K filed on March 29, 2019.
Period-over-period changes are calculated based upon the respective underlying, non-rounded data. We refer to our fiscal years ended January 31, 2020 and February 1, 2019 as “fiscal 2020” and “fiscal 2019,” respectively. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
Overview
We originally pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology (“IT”) driven innovation continues to disrupt markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. IT is working at an accelerated pace to harness new technologies, platforms and cloud models, ultimately guiding their business through a digital transformation. To take on these challenges, we are working with customers in the areas of hybrid cloud, multi-cloud, modern applications, networking and security, and digital workspaces. Our software provides a flexible digital foundation to help enable customers in their digital transformations.
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
SDDC or Software-Defined Data Center
Our SDDC technologies form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During the three months ended May 3, 2019, we continued to see growth in sales of our SDDC solutions. Future sales growth rates may fluctuate period to period, depending largely upon the extent to which SDDC technologies are included in our larger EAs. For example, sales from our management products were positively impacted during the three months ended May 3, 2019 as a result of being included in some of the larger strategic deals.
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
During the three months ended May 3, 2019, revenue growth in our Hybrid Cloud Computing offerings was primarily driven by our VCPP offerings. We expect VMware Cloud on AWS and other cloud services offerings such as CloudHealth by VMware to contribute to revenue growth in this product category in fiscal 2020.
EUC or End-User Computing
Our complete EUC solution, VMware Workspace ONE (“Workspace ONE”), is a digital workspace platform powered by Unified Endpoint Management and VMware Horizon. Our Unified Endpoint Management business model includes an on-premises solution that we offer through the sale of perpetual licenses, subscription and software-as-a-service (“SaaS”) solutions. EUC sales continued to increase during the three months ended May 3, 2019, driven by the adoption of our subscription offerings such as Workspace ONE.

Dell Synergies
We continue joint marketing, sales, branding and product development efforts with Dell and other Dell companies to enhance the collective value we deliver to our mutual customers. Our collective business built with Dell continued to create synergies that benefited our sales during the three months ended May 3, 2019.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018	$ Change	% Change
Revenue:
License	$869	$774	$94	12%
Services:
Software maintenance	1,205	1,077	128	12
Professional services	192	157	36	23
Total services	1,397	1,234	163	13
Total revenue	$2,266	$2,008	$258	13

Revenue:
United States	$1,053	$938	$114	12%
International	1,213	1,070	143	13
Total revenue	$2,266	$2,008	$258	13
Revenue from our Hybrid Cloud Computing offerings consisted primarily of VCPP, and revenue from our SaaS offerings consisted primarily of our Unified Endpoint Management mobile solution within Workspace ONE. VCPP revenue is included in license revenue and SaaS revenue is included in both license and services revenue. Hybrid Cloud Computing, together with our SaaS offerings, increased to greater than 12% of our total revenue during the three months ended May 3, 2019 from approximately 10% of our total revenue during the three months ended May 4, 2018.
License revenue relating to the sale of perpetual licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our Hybrid Cloud Computing and SaaS offerings is recognized on a consumption basis or over a period of time.
License Revenue
During the three months ended May 3, 2019, license revenue continued to benefit from broad-based growth across our diverse product portfolio and across our U.S. and international geographies. Revenue growth from our VCPP offerings continued to contribute to license revenue growth during the three months ended May 3, 2019. Strength in our EA renewal business also contributed to license revenue growth during the three months ended May 3, 2019 compared to the three months ended May 4, 2018.
Services Revenue
During the three months ended May 3, 2019, software maintenance revenue continued to benefit from strong renewals of our EAs, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, approximately three years of support and maintenance with each new license purchased.
Professional services revenue increased 23% during the three months ended May 3, 2019, as compared to the three months ended May 4, 2018. Services we provide through our technical account managers and our continued focus on solution deployments, including our VMware NSX (“NSX”) products, contributed to the increase in professional services revenue. We continue to also focus on enabling our partners to deliver professional services for our solutions and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	May 3,	February 1,
	2019	2019
Unearned license revenue	$303	$255
Unearned software maintenance revenue	6,029	5,972
Unearned professional services revenue	787	751
Total unearned revenue	$7,119	$6,978
Unearned license revenue is primarily related to the allocated portion of our SaaS offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of May 3, 2019 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of our SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of May 3, 2019, the aggregate transaction price allocated to remaining performance obligations was $7,675 million, of which approximately 56% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. As of February 1, 2019, the aggregate transaction price allocated to remaining performance obligations was $7,749 million, of which approximately 56% was expected to be recognized as revenue during fiscal year 2020, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. As of May 3, 2019, our total backlog was $180 million. Backlog primarily consists of licenses, maintenance and services. Our backlog related to licenses was $48 million, which we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $17 million as of May 3, 2019 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs. As of February 1, 2019, our total backlog was approximately $449 million and our backlog related to licenses was approximately $147 million. Backlog totaling $34 million as of February 1, 2019 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs.
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
Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in salaries and headcount across most of our income statement expense categories for the three months ended May 3, 2019. We expect increases in cash-based employee-related expenses to continue.

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
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018	$ Change	% Change
Cost of license revenue	$50	$45	$6	12%
% of License revenue	6%	6%
Cost of license revenue increased during the three months ended May 3, 2019 compared to the three months ended May 4, 2018, but remained relatively consistent as a percentage of license revenue.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products, hosted services supporting our SaaS offerings, and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018	$ Change	% Change
Cost of services revenue	$286	$240	$47	19%
Stock-based compensation	16	11	5	43
Total expenses	$302	$251	$52	21
% of Services revenue	22%	20%
Cost of services revenue increased during the three months ended May 3, 2019 compared to the three months ended May 4, 2018. The increase was primarily due to growth in cash-based employee-related expenses of $19 million, driven by incremental growth in headcount and salaries, and an increase in costs associated with third-party hosting services to support our SaaS offerings of $12 million. The increase was also driven by increased equipment and depreciation, as well as third-party professional services costs resulting from an increase in demand for technical support and services.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in our key growth areas, including NSX and VMware vSAN, while also investing in areas that we expect to be significant growth drivers in future periods, such as VMware Cloud on AWS.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018	$ Change	% Change
Research and development	$438	$369	$69	19%
Stock-based compensation	95	84	11	14
Total expenses	$533	$453	$80	18
% of Total revenue	24%	23%
Research and development expenses increased during the three months ended May 3, 2019 compared to the three months ended May 4, 2018. The increase was primarily due to growth in cash-based employee-related expenses of $44 million, driven by incremental growth in headcount and salaries, and an increase in stock-based compensation of $11 million, primarily driven by an increase in restricted stock unit awards granted after the first quarter of fiscal 2019. The increase was also driven by increased equipment, depreciation and facilities-related costs of $20 million, primarily including costs associated with third-party hosting services related to research and development.
Sales and Marketing Expenses
Sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and marketing initiatives. A significant portion of our sales commissions are deferred and recognized over the expected period of benefit.
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018	$ Change	% Change
Sales and marketing	$722	$660	$61	9%
Stock-based compensation	57	46	10	22
Total expenses	$779	$706	$72	10
% of Total revenue	34%	35%
Sales and marketing expenses increased during the three months ended May 3, 2019 compared to the three months ended May 4, 2018. The increase was primarily due to growth in cash-based employee-related expenses of $50 million, driven by incremental growth in headcount and salaries. The increase was also driven by an increase in stock-based compensation of $10 million, primarily driven by an increase in restricted stock unit awards granted after the first quarter of fiscal 2019.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018	$ Change	% Change
General and administrative	$161	$149	$12	8%
Stock-based compensation	26	20	6	29
Total expenses	$187	$169	$18	11
% of Total revenue	8%	8%
General and administrative expenses increased during the three months ended May 3, 2019 compared to the three months ended May 4, 2018. The increase was primarily due to growth in cash-based employee-related expenses of $16 million, driven by incremental growth in headcount and salaries.
Investment Income
Investment income during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018	$ Change	% Change
Investment income	$14	$48	$(35)	(71)%
% of Total revenue	1%	2%
Investment income decreased during the three months ended May 3, 2019 compared to the three months ended May 4, 2018. The decrease was primarily due to a decrease in interest income driven by the decline in our cash equivalents and short-term investments as a result of the liquidation of our fixed income investments that were used primarily to fund the $11 billion special cash dividend paid during the fourth quarter of fiscal 2019. We expect investment income during fiscal year 2020 to decrease as compared to fiscal year 2019, primarily due to lower cash equivalent and short-term investment balances in fiscal year 2020.

Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018	$ Change	% Change
Other income (expense), net	$145	$779	$(634)	(82)%
% of Total revenue	6%	39%
The decrease in other income (expense), net was primarily related to our investment in Pivotal Software Inc. (“Pivotal”). To adjust our investment in Pivotal to its fair value, we recognized an unrealized gain of $132 million during the three months ended May 3, 2019 and an unrealized gain of $781 million, which included an unrealized gain of $668 million resulting from Pivotal’s initial public offering, during the three months ended May 4, 2018.
The fair value of our investment is determined primarily using the quoted market price of Pivotal’s Class A common stock. As a result, any volatility in Pivotal’s publicly traded Class A common stock introduces variability to our condensed consolidated statements of income.
Subsequent to May 3, 2019, Pivotal’s stock price has declined significantly. If Pivotal’s stock price remains unchanged from its current value, we will recognize a substantial unrealized loss on our investment in Pivotal as of the next measurement date.
Income Tax Provision
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. Our quarterly effective income tax rate was 6.4% and 19.8% during the three months ended May 3, 2019 and May 4, 2018, respectively. Our effective income tax rate for the three months ended May 3, 2019 decreased primarily due to lower discrete tax impacts related to our book and tax basis difference on our investment in Pivotal, which was $33 million during the three months ended May 3, 2019 and $179 million, net of the reversal of the previously recorded valuation allowance, during the three months ended May 4, 2018. The decrease was also driven by higher excess tax benefits related to share-based compensation, which were $73 million and $27 million during the three months ended May 3, 2019 and May 4, 2018, respectively.
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
On May 31, 2019, we completed an intra-group transfer of certain of our intellectual property rights to our Irish subsidiary, where our international business is headquartered. As a result of the intra-group transfer, our mix of income by tax jurisdiction will be affected.
A discrete tax benefit of approximately $4.9 billion will be recognized as a deferred tax asset during the second quarter of fiscal 2020. This deferred tax asset represents the future amortization of the intellectual property rights to be recognized in future periods. We are evaluating the impact that this intra-group transfer will have on our estimated annual effective tax rate.
Our future effective tax rate will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland where the rate of taxation is lower than our U.S. tax rate, and as such, our annual effective tax rate can be significantly affected by the composition of our earnings in the U.S. and non-U.S. jurisdictions. Our future effective tax rate is subject to variance arising from changes in international tax laws and may also be significantly affected by factors such as changes in our business or statutory rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, changes in the composition of earnings in the U.S. compared with other regions in the world and overall levels of income before tax, changes to our corporate structure, as well as the expiration of statute of limitations and settlements of audits.
Our Relationship with Dell
As of May 3, 2019, Dell controlled 31 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 80.6% of our total outstanding shares of common stock and 97.4% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The information provided below includes a summary of the transactions entered into with Dell and Dell’s consolidated subsidiaries, including EMC Corporation (collectively, “Dell”).
Transactions with Dell
We engaged with Dell in the following ongoing related party transactions, which resulted in revenue and receipts, and unearned revenue for us:

•
Pursuant to original equipment manufacturer and reseller arrangements, Dell integrates or bundles our products and services with Dell’s products and sells them to end users. Dell also acts as a distributor, purchasing our standalone products and services for resale to end-user customers through VMware-authorized resellers. Revenue under these arrangements is presented net of related marketing development funds and rebates paid to Dell. In addition, we provide professional services to end users based upon contractual agreements with Dell.

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

Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts		Unearned Revenue
	Three Months Ended		As of
	May 3,	May 4,	May 3,	February 1,
	2019	2018	2019	2019
Reseller revenue	$618	$360	$2,519	$2,375
Internal-use revenue	6	7	13	13
Agency fee revenue	—	4	—	—
Collaborative technology project receipts	2	—	n/a	n/a
Sales through Dell as a distributor, which is included in reseller revenue, continues to grow rapidly.
Customer deposits resulting from transactions with Dell were $92 million and $85 million as of May 3, 2019 and February 1, 2019, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects.

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

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
Information about our payments from such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018
Purchases and leases of products and purchases of services(1)	$80	$49
Dell subsidiary support and administrative costs	26	28
(1) Amount includes indirect taxes that were remitted to Dell during the periods presented.
We also purchase Dell products through Dell’s channel partners. Purchases of Dell products through Dell’s channel partners were not significant during the periods presented.
From time to time, we and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
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
Dell Financial Services (“DFS”)
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end user and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees, which were $12 million and $16 million during the three months ended May 3, 2019 and May 4, 2018, respectively.
Tax Sharing Agreement with Dell
Payments made to Dell pursuant to a tax sharing agreement were $37 million during the three months ended May 3, 2019, and not significant during the three months ended May 4, 2018.
Payments from VMware to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. Our portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries is governed by a letter agreement between Dell, EMC Corporation (“EMC”) and us executed during the first quarter of fiscal 2020. The amounts that we pay to Dell for our portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement that was recorded in additional paid-in capital during the three months ended May 3, 2019 and May 4, 2018 was not significant.

Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	May 3,	February 1,
	2019	2019
Due from related parties, current	$609	$1,079
Due to related parties, current(1)	167	142
Due from related parties, net, current(2)	$442	$937

Income tax related asset, net, current	$41	$—
Income tax due to related parties, non-current	614	646
(1) Includes an immaterial amount related to our current lease liabilities due to related parties as of May 3, 2019.
(2) We also recognized an immaterial amount related to non-current lease liabilities due to related parties. This amount has been included in other liabilities on the condensed consolidated balance sheets as of May 3, 2019.
Amounts included in due from related parties, net, excluding DFS and tax obligations, includes the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
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
Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three months ended May 3, 2019 and May 4, 2018, interest expense on the notes payable to Dell was not significant.
Pivotal
Prior to Pivotal’s initial public offering on April 20, 2018, our previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in us having a financial interest of 17% and a voting interest of 24% in Pivotal as of February 1, 2019. As of May 3, 2019, we had a financial interest of 16% and a voting interest of 24% in Pivotal. During the three months ended May 3, 2019, we recognized an unrealized gain of $132 million to adjust our investment in Pivotal to its fair value of $965 million as of May 3, 2019. During the three months ended May 4, 2018, we recognized an unrealized gain of $781 million to adjust our investment in Pivotal to its fair value, including an unrealized gain of $668 million recognized as a result of Pivotal’s initial public offering.
Refer to Note H to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	May 3,	February 1,
	2019	2019
Cash and cash equivalents	$3,311	$2,830
Short-term investments	—	19
Total cash, cash equivalents and short-term investments	$3,311	$2,849
Cash equivalents primarily consisted of amounts invested in money market funds. We limit the amount of our investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk.
We continue to expect that cash generated by operations will be our primary source of liquidity. We also continue to believe that existing cash and cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. As a result of the enactment of the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), we have greater flexibility to repatriate foreign earnings in future periods without significant U.S. tax impact. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things. We remain committed to a balanced capital allocation policy through investing in our product and solution offerings, acquisitions and returning capital to stockholders through share repurchases.
The 2017 Tax Act imposed a mandatory one-time transition tax and eliminates U.S. Federal taxes on foreign subsidiary distributions. The transition tax was calculated on a separate tax return basis and the amount unpaid as of May 3, 2019 was $671 million, which we expect to pay over the next seven years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Three Months Ended
	May 3,	May 4,
	2019	2018
Net cash provided by (used in):
Operating activities	$1,273	$1,095
Investing activities	(99)	39
Financing activities	(692)	(3)
Net increase in cash, cash equivalents and restricted cash	$482	$1,131
Operating Activities
Cash provided by operating activities increased by $178 million during the three months ended May 3, 2019 compared to the three months ended May 4, 2018. Cash provided by operating activities benefited from an increase in cash collections due to increased sales. The increase was partially offset by increased cash payments for operating expenses and employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities is affected by the sales and maturities of our available-for-sale securities.
Cash used in investing activities increased by $138 million during the three months ended May 3, 2019 compared to the three months ended May 4, 2018, driven primarily by decreased net proceeds from our available-for-sale securities as a result of the liquidation of our fixed income investments used to fund the payment of the $11 billion special cash dividend during the fourth quarter of fiscal 2019.
Financing Activities
Cash used in financing activities increased by $689 million during the three months ended May 3, 2019 compared to the three months ended May 4, 2018. The increase was primarily a result of an increase in the repurchase of our common stock as well as an increase in shares repurchased for tax withholdings on vesting of restricted stock.
Long-term Debt
On August 21, 2017, we issued three series of unsecured notes (“Senior Notes”) pursuant to a public debt offering in the aggregate principal amount of $4,000 million, which consisted of outstanding principal due on the following dates: $1,250 million due August 21, 2020, $1,500 million due August 21, 2022 and $1,250 million due August 21, 2027. The notes bear interest, payable semiannually in arrears on February 21 and August 21 of each year, at annual rates of 2.30%, 2.95% and 3.90%, respectively. During each of the three months ended May 3, 2019 and May 4, 2018, $61 million was paid for interest related to the Senior Notes.
The Senior Notes also include restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides us with a borrowing capacity of up to $1,000 million, which may be used for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of May 3, 2019, there were no outstanding borrowings under the Credit Facility.
Note Payable to Dell
As of May 3, 2019, the carrying value of the outstanding note payable to Dell due December 1, 2022 was $270 million. Interest is payable quarterly in arrears at the annual rate of 1.75%. The amount paid for interest related to the Note was not significant during the three months ended May 3, 2019 and May 4, 2018.
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases can be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired. As of May 3, 2019, the cumulative authorized amount remaining for stock repurchases under the August 2017 authorization was $243 million.
Subsequent to the fiscal quarter ended May 3, 2019, our board of directors authorized the repurchase of up to an additional $1,500 million of Class A common stock through the end of fiscal year 2021. The $1,500 million authorization is in addition to our ongoing stock repurchase program authorized in August 2017. Refer to Note L to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth within Part II, Item 7, “Critical Accounting Policies and Estimates” of our Form 10-K filed on March 29, 2019 involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may”, “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; VMware’s expectations regarding the timing of tax payments and the impact of a recent change in VMware’s corporate structure; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for and anticipated benefits of corporate transactions, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
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
There were no material changes to our market risk exposures during the three months ended May 3, 2019. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K filed on March 29, 2019 for a detailed discussion of our market risk exposures.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2020, we completed the implementation of a new lease accounting software and related controls to enable us to adopt Topic 842, Leases.
There were no other changes in our internal control over financial reporting during the most recent fiscal quarter ended May 3, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of Dell Technologies Inc. (“Dell”) overlapping business opportunities, Dell’s ability to control certain transactions and resource allocations and related persons transactions with Dell and its other affiliated companies are set forth below under the heading “Risks Related to Our Relationship with Dell.”
Risks Related to Our Business
Our success depends increasingly on customer acceptance of our newer products and services.
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of VMware vSphere (“vSphere”) has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based software-defined data center (“SDDC”) products such as our vRealize management and automation offerings, VMware vSAN storage virtualization offerings, and network virtualization (“NSX”) offerings, as well as our Horizon client virtualization offerings, Unified Endpoint Management mobile device management offerings and our VMware Cloud on AWS offering. We have also been introducing software-as-a-service (“SaaS”) versions of our on-premises products, including VMware Horizon Suite and certain Unified Endpoint Management offerings, and are working to extend our comprehensive data center virtualization and container platform into the public cloud and to introduce cloud products and services by investing in cloud and SaaS initiatives and partnering with public cloud providers such as Amazon Web Services (“AWS”) and IBM. Recently, VMware has begun to build, invest in, and acquire a range of SaaS and cloud-native technologies and products, including those acquired through our Heptio Inc., CloudHealth Technologies, Inc., and VeloCloud Networks, Inc. (“VeloCloud”) acquisitions, and we have launched managed subscription services such as VMware Cloud on AWS and our planned VMware Cloud on Dell EMC. These initiatives present new and difficult technological, operational and compliance challenges, and significant investments continue to be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business continues to increase, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our newer products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
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
The virtualization, container, cloud computing, end-user computing and software-defined data center industries are interrelated and rapidly evolving, and we face intense competition across all the markets for our products and services. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Additionally, the adoption of public cloud, micro-services, containers, and open source technologies has the potential to erode our profitability.
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
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack appear to provide pricing competition and enable competing vendors to leverage these open source technologies to compete directly with us. A number of enterprise IT vendors have released solutions based on open source technologies that are targeting data center virtualization and private cloud, including Red Hat, which was recently acquired by IBM, and Nutanix. VMware is delivering container technologies such as PKS, and Cloud Native Application technologies that are designed to help customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition.
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
Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets, including as a result of volatility in the stock market, recent changes in tariffs and trade agreements or the imposition of fines or government sanctions, could adversely impact our business, financial condition and operating results in a number of ways, including by lengthening sales cycles, affecting the size of enterprise agreements (“EAs”) that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, a recurrence of the sovereign debt crisis in Europe, repercussions from the United Kingdom’s (“U.K.”) planned exit from the European Union (“EU”) (“Brexit”) or that region’s failure to sustain its recovery from recession would threaten to suppress demand and our customers’ access to credit in that region which is an important market for our products and services. In addition, political and economic instability created by Brexit and trade tensions between the United States (“U.S.”) and its trading partners have caused and may continue to cause significant volatility in global financial markets. In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have made, or threatened to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
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
Factors that may cause fluctuations in our operating results include, among others, the factors described elsewhere in this risk factors section and the following:

•	fluctuations in demand, adoption rates, sales cycles and pricing levels for our products and services;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	the timing of announcements or releases of new or upgraded products and services by us or by our competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	the credit risks associated with our distributors, who account for a significant portion of our product revenue and accounts receivable, and our customers;

•	the timing of when sales orders are processed, which can cause fluctuations in our backlog and impact our bookings and timing of revenue recognition;

•	seasonal factors such as the end of fiscal period budget expenditures by our customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for EAs as original EA terms expire;

•	the timing and amount of internally developed software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions;

•	fluctuations in the fair value of our investment in Pivotal Software, Inc. (“Pivotal”), which is primarily based on Pivotal’s closing stock price on the last trading day of each fiscal quarter;

•	increased volatility in the provision for income taxes in periods in which transfers of intellectual property between our legal entities occur; and

•	our ability to accurately predict the degree to which customers will elect to purchase our subscription-based offerings in place of licenses to our on-premises offerings.
We are exposed to foreign exchange risks.
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For example, political and economic instability created by Brexit has resulted in significant volatility in the value of the British pound and other currencies, including the euro. During the three months ended May 3, 2019, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 due to exchange rate fluctuations. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
Our $11 billion special dividend that we distributed in fiscal year 2019 could limit our ability to fund significant future stock repurchases and strategic investments.
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
 There is also significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration is pursuing substantial changes to U.S. foreign trade policy with respect to China, Mexico and other countries, including the possibility of imposing greater restrictions on international trade, restrictions on sales and technology transfers to certain Chinese corporations and significant increases of tariffs on goods imported into the U.S. Given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could occur and could directly and adversely impact our financial results and results of operations.
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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our NSX virtual networking, hyperconverged infrastructure, hybrid cloud and SaaS, and edge computing initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 24% of our total revenue during the three months ended May 3, 2019. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
In March 2015, a software developer who alleges that software code he wrote is used in a component of our vSphere product filed a lawsuit against us in Germany alleging copyright infringement for failing to comply with the terms of the open source General Public License v.2 (“GPL v.2”) and seeking an order requiring us to comply with the GPL v.2 or cease distribution of any affected code within Germany. On July 8, 2016, the German court issued a written decision dismissing the lawsuit. Following Mr. Hellwig’s appeal of that decision, on February 28, 2019, the appellate court affirmed the regional court’s decision dismissing Mr. Hellwig’s lawsuit. The time for Mr. Hellwig to file a further appeal has expired. We can provide no assurances that we will not face similar lawsuits with respect to our use of open source software in the future nor what the outcome of any such lawsuits may be.
The evolution of our business requires more complex go-to-market strategies, which involve significant risk.
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking, VCPP-integrated virtual desktop and mobile device, cloud and SaaS) offerings that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings. In addition, marketing and selling new technologies to enterprises requires significant investment of time and resources in order to educate customers on the benefits of our new product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from their efforts to sell existing products and services. From time to time, we may choose to reorganize our go-to-market teams in an effort to better leverage investments in our sales efforts by increasing efficiencies and improving customer coverage. These reorganizations can cause short-term disruptions that may negatively impact sales over one or more fiscal periods. For example, during the first quarter of fiscal 2020, our sales in the Americas grew more slowly than in other geographies, which may have been due in part to a reorganization of our go-to-market resources in that region. There is no assurance that this reorganization or similar reorganizations will not negatively impact sales in future quarters. Further, upon entering into new industry segments, we may choose to go to market with hardware appliances that are integrated with our software—as we did when we entered into the SD-WAN space through our acquisition of VeloCloud—which requires us to rapidly develop, deploy and scale new hardware procurement, supply chain and inventory management processes and product support services and integrate them into our ongoing business systems and controls. Similarly, our plans to launch managed subscription services such as VMware Cloud on AWS and VMware Cloud on Dell EMC will require us to implement new methods to deliver and monitor end user services and adjust our model for releasing product upgrades.
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
Two of our distributors each accounted for 10% or more of our consolidated revenue during the three months ended May 3, 2019. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of May 3, 2019, goodwill and amortizable intangible assets were $5,414 million and $392 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to income and indirect tax examinations. The Dell-owned EMC consolidated group is routinely under audit by the Internal Revenue Service (“IRS”). All U.S. federal income tax matters have been concluded for years through 2011, except for any matters under appeal. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions. While we believe we have complied with all applicable income tax laws, a governing tax authority could have a different interpretation of the law and assess us with additional taxes. In addition, regulatory guidance is still forthcoming with respect to the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) and such guidance may impact our tax provision. Any assessment of additional taxes could materially affect our financial condition and operating results.
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

Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland where the rate of taxation is lower than our U.S. tax rate, and as such, our annual effective tax rate can be significantly affected by the composition of our earnings in the U.S. and non-U.S. jurisdictions. During October 2014, Ireland announced revisions to its tax regulations that will require foreign earnings of our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax laws in Ireland beginning in 2021. In addition, we will be impacted by changes in tax laws in Bermuda and may be impacted by changes in other jurisdictions in 2019. We may proactively make structural changes in Ireland that may reduce the impact to our future tax rates. Currently, there are certain structural changes in Ireland that may be available to multi-national companies. However, due to the acquisition of EMC Corporation (“EMC”), VMware’s parent company, by Dell effective September 7, 2016 (the “Dell Acquisition”), we could be subject to higher tax obligations in the event we executed similar structural changes.
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
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The updated standard required the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet, and disclosures of certain information regarding leasing arrangements. We adopted this standard beginning with our first quarter of fiscal 2020 and applied it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings.
Risks Related to Our Relationship with Dell
Our relationship with Dell may adversely impact our business and stock price.
As of May 3, 2019, Dell beneficially owned 30,679,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 80.6% of the total outstanding shares of common stock or 97.4% of the voting power of outstanding common stock held by EMC, and we are considered a “controlled” company under the rules of the New York Stock Exchange (“NYSE”). Accordingly, strategic and business decisions made by Dell can impact our strategic and business decisions and relationships, and public speculation regarding Dell’s strategic direction and prospects, as well as our relationship with Dell, can cause our stock price to fluctuate.
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
As of May 3, 2019, Dell controlled 80.6% of the total outstanding shares of common stock, including all of our outstanding Class B common stock, representing 97.4% of the voting power of our total outstanding common stock. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of May 3, 2019, Dell controlled 80.6% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Pursuant to a letter agreement entered into by VMware and Dell on July 1, 2018, until the ten-year anniversary of the agreement, Dell may not purchase or otherwise acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such transaction has been approved in advance by a special committee of the VMware Board of Directors comprised solely of independent and disinterested directors or such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
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
We believe that these related persons transactions provide us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of Dell and its subsidiaries for the benefit of our customers and stockholders while enabling us to compete more effectively with competitors who are much larger than us. However, these transactions may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Negotiating and implementing these arrangements can be time consuming and cause delays in the introduction of joint product and service offerings and disruptions to VMware’s business. We cannot predict whether our stockholders and industry or securities analysts who cover us will react positively to announcements of new related persons transactions with Dell, and such announcements could have a negative impact on our stock price. Our participation in these transactions may also cause certain of our other vendors and ecosystem partners who compete with Dell and its subsidiaries to also view us as their competitors. Additionally, following Pivotal’s initial public offering, VMware held a 16% financial interest in the outstanding shares of capital stock in Pivotal, which was accounted for using the fair value option. The fair value of VMware’s investment is determined primarily using the quoted market price of Pivotal’s Class A common stock. Any volatility in Pivotal’s publicly traded Class A common stock therefore introduces a degree of variability to our condensed consolidated balance sheets and statements of income, over which we have little control so long as we maintain our ownership interest.
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
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC Corporation or certain of its subsidiaries for state and local income tax purposes, and since the Dell Acquisition, we have been included in Dell’s consolidated tax group. Effective as of the close of the Dell Acquisition, we amended our tax sharing agreement with EMC to include Dell. Although our tax sharing agreement provides that our tax liability is calculated primarily as though VMware were a separate taxpayer, certain tax attributes and transactions are assessed using consolidated tax return rules as applied to the Dell consolidated tax group and are subject to other specialized terms under the tax sharing agreement. Pursuant to our agreement, we and Dell generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in Dell’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain consolidated return adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. Consequently, compared to our historical results as a member of the EMC consolidated tax group, the amount of our tax sharing payment compared to our separate return basis liability may increase, vary more widely from period to period and be less predictable. Additionally, the impact of the 2017 Tax Act upon consolidated groups is highly complex and uncertain and its impact must be further interpreted in the context of the tax sharing agreement to determine VMware’s tax sharing payment. In April 2019, VMware, Dell and EMC entered into a letter agreement that governs our portion of the one-time transition tax imposed by the 2017 Tax Act on accumulated earnings of foreign subsidiaries.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in related party transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell and distribute our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three months ended May 3, 2019, we recognized revenue of $624 million, and as of May 3, 2019, $2,532 million of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Dell, which beneficially owned 80.6% of our outstanding stock as of May 3, 2019, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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

Purchases of Class A common stock during the three months ended May 3, 2019 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
February 2 – March 1, 2019	761,112	$165.03	761,112	$708,319,358
March 2 – March 29, 2019	958,570	177.33	958,570	538,338,277
March 30 – May 3, 2019	1,544,357	191.02	1,544,357	243,327,614
	3,264,039	$180.94	3,264,039	243,327,614

(1)	The average price paid per share excludes commissions.
(2) Represents the amounts remaining from VMware’s $1,000 million stock repurchase authorization announced on August 14, 2017, which was extended on July 1, 2018 and expires on August 31, 2019. Subsequent to the fiscal quarter ended May 3, 2019, our board of directors authorized the repurchase of up to an additional $1,500 million of Class A common stock through the end of fiscal year 2021. The $1,500 million authorization is in addition to our ongoing stock repurchase program authorized in August 2017.

ITEM 6.	EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	2007 Equity and Incentive Plan, as amended and restated March 12, 2019	10-K	001-33622	10.6	3/29/19
10.32*
Letter Agreement between VMware, Inc., Dell Technologies Inc. and EMC Corporation dated April 1, 2019, in connection with the parties’ Amended and Restated Tax Sharing Agreement dated September 6, 2016

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	June 10, 2019	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)