Form 10-Q
period 2019-08-02
VMWARE, INC.
filed 2019-09-09
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 30, 2019, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 408,632,211, of which 108,632,211 shares were Class A common stock and 300,000,000 shares were Class B common stock.

VMware, Avi Networks, AetherPal, CloudHealth, Workspace ONE, VMware Cloud, Horizon, Horizon Suite, NSX, VMware vSAN, VMware Foundation, vSphere, vRealize, Heptio, VeloCloud, vCloud, and vCloud Air, are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Revenue(1):
License	$1,011	$900	$1,879	$1,674
Services	1,428	1,274	2,826	2,509
Total revenue	2,439	2,174	4,705	4,183
Operating expenses(2):
Cost of license revenue	50	45	101	90
Cost of services revenue	315	260	617	511
Research and development	554	481	1,087	934
Sales and marketing	797	696	1,575	1,403
General and administrative	200	182	387	351
Realignment and loss on disposition	—	1	—	3
Operating income	523	509	938	891
Investment income	14	57	28	105
Interest expense	(34)	(34)	(67)	(67)
Other income (expense), net	(502)	240	(359)	1,018
Income before income tax	1	772	540	1,947
Income tax provision (benefit)	(4,925)	128	(4,890)	361
Net income	$4,926	$644	$5,430	$1,586
Net income per weighted-average share, basic for Classes A and B	$12.02	$1.58	$13.24	$3.91
Net income per weighted-average share, diluted for Classes A and B	$11.83	$1.56	$13.01	$3.85
Weighted-average shares, basic for Classes A and B	409,761	407,112	410,088	406,040
Weighted-average shares, diluted for Classes A and B	416,288	413,286	417,488	412,389
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$378	$308	$673	$475
Services	356	228	686	433
(2) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$—
Cost of services revenue	17	12	33	24
Research and development	101	90	196	174
Sales and marketing	60	49	115	95
General and administrative	30	26	57	46
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Net income	$4,926	$644	$5,430	$1,586
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of tax provision (benefit) of $—, $2, $— and ($3)	—	6	(1)	(9)
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— for all periods	3	1	7	(12)
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $— for all periods	(2)	(3)	(1)	1
Net change in market value of effective foreign currency forward contracts	1	(2)	6	(11)
Total other comprehensive income (loss)	1	4	5	(20)
Total comprehensive income, net of taxes	$4,927	$648	$5,435	$1,566
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	August 2,	February 1,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,948	$2,830
Short-term investments	—	19
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	1,515	1,576
Due from related parties, net	754	937
Other current assets	412	289
Total current assets	5,629	5,651
Property and equipment, net	1,225	1,133
Other assets	2,290	1,853
Deferred tax assets	5,128	103
Intangible assets, net	447	541
Goodwill	5,653	5,381
Total assets	$20,372	$14,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151	$135
Accrued expenses and other	1,544	1,593
Unearned revenue	4,163	3,968
Total current liabilities	5,858	5,696
Note payable to Dell	270	270
Long-term debt	3,976	3,972
Unearned revenue	3,370	3,010
Income tax payable	833	889
Operating lease liabilities	588	—
Other liabilities	278	274
Total liabilities	15,173	14,111
Contingencies (refer to Note J)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 109,494 and 110,715 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	—	531
Accumulated other comprehensive income	7	2
Retained earnings	5,188	14
Total stockholders’ equity	5,199	551
Total liabilities and stockholders’ equity	$20,372	$14,662
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	August 2,	August 3,
	2019	2018
Operating activities:
Net income	$5,430	$1,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	352	307
Stock-based compensation	402	339
Deferred income taxes, net	(5,032)	225
Unrealized (gain) loss on equity securities, net	386	(1,006)
(Gain) loss on disposition of assets, revaluation and impairment, net	(3)	(7)
Other	3	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	64	172
Other current assets and other assets	(381)	(173)
Due to/from related parties, net	177	44
Accounts payable	14	95
Accrued expenses and other liabilities	23	37
Income taxes payable	(11)	69
Unearned revenue	548	191
Net cash provided by operating activities	1,972	1,882
Investing activities:
Additions to property and equipment	(158)	(121)
Purchases of available-for-sale securities	—	(778)
Sales of available-for-sale securities	—	161
Maturities of available-for-sale securities	—	1,102
Purchases of strategic investments	(8)	(3)
Proceeds from disposition of assets	20	32
Business combinations, net of cash acquired, and purchases of intangible assets	(384)	(26)
Net cash paid on disposition of a business	(5)	(6)
Net cash provided by (used in) investing activities	(535)	361
Financing activities:
Proceeds from issuance of common stock	106	99
Repurchase of common stock	(1,037)	—
Shares repurchased for tax withholdings on vesting of restricted stock	(351)	(191)
Principal payments on finance lease obligations	(1)	—
Net cash used in financing activities	(1,283)	(92)
Net increase in cash, cash equivalents and restricted cash	154	2,151
Cash, cash equivalents and restricted cash at beginning of the period	2,894	6,003
Cash, cash equivalents and restricted cash at end of the period	$3,048	$8,154
Supplemental disclosures of cash flow information:
Cash paid for interest	$64	$64
Cash paid for taxes, net	188	74
Non-cash items:
Changes in capital additions, accrued but not paid	$(5)	$9
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Three Months Ended August 2, 2019	Shares	Par Value	Shares	Par Value
Balance, May 3, 2019	110	$1	300	$3	$30	$521	$6	$561
Proceeds from issuance of common stock	—	—	—	—	3	—	—	3
Issuance of stock-based awards in acquisition	—	—	—	—	2	—	—	2
Repurchase and retirement of common stock	(2)	—	—	—	(187)	(259)	—	(446)
Issuance of restricted stock	2	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(141)	—	—	(141)
Stock-based compensation	—	—	—	—	208	—	—	208
Credit from tax sharing arrangement	—	—	—	—	85	—	—	85
Total other comprehensive income (loss)	—	—	—	—	—	—	1	1
Net income	—	—	—	—	—	4,926	—	4,926
Balance, August 2, 2019	109	$1	300	$3	$—	$5,188	$7	$5,199

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Six Months Ended August 2, 2019	Shares	Par Value	Shares	Par Value
Balance, February 1, 2019	111	$1	300	$3	$531	$14	$2	$551
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	3	—	3
Proceeds from issuance of common stock	1	—	—	—	106	—	—	106
Issuance of stock-based awards in acquisition	—	—	—	—	2	—	—	2
Repurchase and retirement of common stock	(6)	—	—	—	(778)	(259)	—	(1,037)
Issuance of restricted stock	5	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(348)	—	—	(348)
Stock-based compensation	—	—	—	—	402	—	—	402
Credit from tax sharing arrangement	—	—	—	—	85	—	—	85
Total other comprehensive income (loss)	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	5,430	—	5,430
Balance, August 2, 2019	109	$1	300	$3	$—	$5,188	$7	$5,199

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Three Months Ended August 3, 2018	Shares	Par Value	Shares	Par Value
Balance, May 4, 2018	104	$1	300	$3	$992	$8,718	$(54)	$9,660
Proceeds from issuance of common stock	1	—	—	—	8	—	—	8
Issuance of restricted stock	3	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	—	—	(98)	—	—	(98)
Stock-based compensation	—	—	—	—	177	—	—	177
Amount due from tax sharing arrangement	—	—	—	—	(3)	—	—	(3)
Total other comprehensive income (loss)	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	644	—	644
Balance, August 3, 2018	108	$1	300	$3	$1,076	$9,362	$(50)	$10,392

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Six Months Ended August 3, 2018	Shares	Par Value	Shares	Par Value
Balance, February 2, 2018	104	$1	300	$3	$844	$7,791	$(15)	$8,624
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	(15)	(15)	(30)
Proceeds from issuance of common stock	1	—	—	—	99	—	—	99
Issuance of restricted stock	4	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(203)	—	—	(203)
Stock-based compensation	—	—	—	—	339	—	—	339
Amount due from tax sharing arrangement	—	—	—	—	(3)	—	—	(3)
Total other comprehensive income (loss)	—	—	—	—	—	—	(20)	(20)
Net income	—	—	—	—	—	1,586	—	1,586
Balance, August 3, 2018	108	$1	300	$3	$1,076	$9,362	$(50)	$10,392
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
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware (the “Dell Acquisition”). As of August 2, 2019, Dell controlled 80.8% of VMware’s outstanding common stock and 97.5% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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
Intra-Group Transfer of Intellectual Property
During the second quarter of fiscal 2020, the Company completed an intra-group transfer of certain of its intellectual property rights (the “IP”) to its Irish subsidiary, where its international business is headquartered (the “IP Transfer”). The

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

transaction will change the Company’s mix of international income from a lower non-U.S. tax jurisdiction to Ireland, which is subject to a statutory tax rate of 12.5%. However, the Company does not expect its effective income tax rate to increase significantly in fiscal 2020, as it expects the income earned in Ireland will largely be offset by certain tax deductions.
A discrete tax benefit of $4.9 billion was recognized as a deferred tax asset during the second quarter of fiscal 2020. This deferred tax asset was recognized as a result of the book and tax basis difference on the IP transferred to Ireland. The tax amortization related to the IP transferred will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely under Irish tax laws. The deferred tax asset and the tax benefit were measured based on the Irish tax rate expected to apply in the years the asset will be recovered. The Company expects to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset periodically. The impact of the transaction to net cash provided by or used in operating, investing and financing activities on the condensed consolidated statements of cash flows during the six months ended August 2, 2019 was not material.
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
Significant Accounting Policies
During February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (“Topic 842”). The updated standard requires the recognition of a liability for lease obligations and corresponding right-of-use (“ROU”) assets on the balance sheet, and disclosures of certain information regarding leasing arrangements. VMware adopted this standard effective February 2, 2019 and applied it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company elected to apply practical expedients upon transition to this standard, which allowed the Company to use the beginning of the period of adoption as the date of initial application, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contains a lease. Prior period amounts were not recast under this standard.
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
Leases
VMware determines if an arrangement contains a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all economic benefits from and has the ability to direct the use of the asset. ROU assets resulting from operating leases are included in other assets, and operating lease liabilities are included in accrued expenses and other and operating lease liabilities on the condensed consolidated balance sheets. ROU assets resulting from finance leases are included in property and equipment, net, and finance lease liabilities are included in accrued expenses and other and other liabilities on the condensed consolidated balance sheets. The current portion of finance lease liabilities included in accrued expenses and other was not material as of August 2, 2019.
Lease assets and liabilities are measured at the present value of the future minimum lease payments over the lease term at commencement date using the incremental borrowing rate. The incremental borrowing rate is generally determined using factors such as the Treasury yields, the Company’s credit rating and interest rates of similar debt instruments with comparable credit ratings, among others.
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that VMware will exercise that option. Lease expense resulting from the minimum lease payments is amortized on a straight-line basis over the remaining lease term. VMware elected the practical expedient to exclude leasing arrangements with a duration of less than 12 months.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $29 million and $24 million as of August 2, 2019 and February 1, 2019, respectively. Contract asset balances will fluctuate based upon the timing of transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of August 2, 2019, customer deposits related to customer prepayments and cloud credits of $218 million were included in accrued expenses and other, and $100 million were included in other liabilities on the condensed consolidated balance sheets. As of February 1, 2019, customer deposits related to customer prepayments of $238 million were included in accrued expenses and other, and $60 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of August 2, 2019 and February 1, 2019 were not significant. Deferred commissions included in other assets were $783 million and $756 million as of August 2, 2019 and February 1, 2019, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $76 million and $151 million during the three and six months ended August 2, 2019, respectively, and $61 million and $128 million during the three and six months ended August 3, 2018, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	August 2,	February 1,
	2019	2019
Unearned license revenue	$338	$255
Unearned software maintenance revenue	6,357	5,972
Unearned professional services revenue	838	751
Total unearned revenue	$7,533	$6,978

Unearned license revenue is primarily related to the allocated portion of VMware’s software-as-a-service (“SaaS”) offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of August 2, 2019 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of VMware’s SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
The following tables summarize unearned revenue activity during the periods presented (table in millions):

	Three Months Ended
	May 3,	August 2,
	2019	2019
Balance, beginning of the period	$6,978	$7,119
Current period billings	1,506	1,827
Revenue recognized from amounts previously classified as unearned revenue(1)	(1,365)	(1,420)
Other	—	7
Balance, end of the period	$7,119	$7,533

	Three Months Ended
	May 4,	August 3,
	2018	2018
Balance, beginning of the period	$5,839	$5,756
Current period billings	1,210	1,507
Revenue recognized from amounts previously classified as unearned revenue(1)	(1,215)	(1,233)
Other	(78)	—
Balance, end of the period	$5,756	$6,030
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
As of August 2, 2019, the aggregate transaction price allocated to remaining performance obligations was $8.0 billion, of which approximately 54% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. As of February 1, 2019, the aggregate transaction price allocated to remaining performance obligations was $7.7 billion, of which approximately 56% was expected to be recognized as revenue during fiscal year 2020, and the remainder thereafter.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	August 2,	August 3,	August 2,	August 3,	August 2,	February 1,
	2019	2018	2019	2018	2019	2019
Reseller revenue	$729	$531	$1,347	$892	$2,771	$2,375
Internal-use revenue	5	5	11	12	18	13
Agency fee revenue	—	—	1	4	—	—
Collaborative technology project receipts	2	1	4	1	n/a	n/a

Customer deposits resulting from transactions with Dell were $123 million and $85 million as of August 2, 2019 and February 1, 2019, respectively.
VMware and Dell engaged in the following ongoing related party transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•	From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects.

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
Information about VMware’s payments from such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Purchases and leases of products and purchases of services(1)	$55	$42	$135	$91
Dell subsidiary support and administrative costs	20	26	46	54

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
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end user and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees of $12 million and $25 million during the three and six months ended August 2, 2019, respectively, and $9 million and $25 million during the three and six months ended August 3, 2018, respectively.
Tax Sharing Agreement with Dell
The following table summarizes the payments made to Dell pursuant to a tax sharing agreement during the periods presented (table in millions):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Payments from VMware to Dell, net	$52	$—	$89	$3

Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and VMware executed during the first quarter of fiscal 2020 (the “Letter Agreement”). The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement recorded in additional paid-in capital during the three and six months ended August 2, 2019 was $85 million, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determination made by Dell. The amount recognized in additional paid-in capital during the three and six months ended August 3, 2018 was not significant.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	August 2,	February 1,
	2019	2019
Due from related parties, current	$934	$1,079
Due to related parties, current(1)	180	142
Due from related parties, net, current(2)	$754	$937

Income tax related asset, net, current	$26	$—
Income tax due to related parties, non-current	492	646

(1) Includes an immaterial amount related to the Company’s current operating lease liabilities due to related parties as of August 2, 2019.
(2) The Company also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of August 2, 2019.
Amounts included in due from related parties, net, excluding DFS and tax obligations, includes the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
On January 21, 2014, VMware entered into a note exchange agreement with its parent company providing for the issuance of three promissory notes in the aggregate principal amount of $1.5 billion, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.
On August 21, 2017, VMware repaid two of the notes payable to Dell in the aggregate principal amount of $1.2 billion, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. The remaining note payable of $270 million due December 1, 2022 may be prepaid without penalty or premium.
Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three and six months ended August 2, 2019 and August 3, 2018, interest expense on the notes payable to Dell was not significant.
Pivotal
Prior to Pivotal’s initial public offering on April 20, 2018, VMware’s previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in VMware having a financial interest of 17% and a voting interest of 24% in Pivotal as of February 1, 2019. As of August 2, 2019, VMware had a financial interest of 16% and a voting interest of 24% in Pivotal. Refer to Note H for information regarding VMware’s investment in Pivotal.
D. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
Acquisition of Avi Networks, Inc.
During the second quarter of fiscal 2020, VMware completed the acquisition of Avi Networks, Inc. (“Avi Networks”), a provider of multi-cloud application delivery services. VMware acquired Avi Networks to provide customers with application delivery controller capabilities that include server load balancing for various applications and analytics. Together, VMware and Avi Networks expect to deliver a software defined networking stack built for the multi-cloud environment. The total purchase price was $326 million, net of cash acquired of $9 million. The purchase price primarily included $94 million of identifiable intangible assets and $228 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily consisted of completed technology of $79 million and customer relationships of $15 million, with estimated useful lives of one year to eight years.
Merger consideration totaling $27 million is held in escrow and is payable to certain employees of Avi Networks subject to specified future employment conditions and is being recognized as expense over the requisite service period of approximately three years on a straight-line basis.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The fair value of assumed unvested equity awards attributed to post-combination services was $32 million and will be expensed over the remaining requisite service periods of approximately three years on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.
The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. VMware expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, was not material for disclosure purposes.
Acquisition of AetherPal, Inc.
During the first quarter of fiscal 2020, VMware completed the acquisition of AetherPal Inc. (“AetherPal”), a provider of remote support solutions, to enhance VMware’s Workspace ONE offering. The total purchase price was $45 million, which primarily included $12 million of identifiable intangible assets and $33 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily consisted of completed technology and customer relationships, with estimated useful lives of three years to five years.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, was not material for disclosure purposes.
Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	August 2, 2019
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.2	$865	$(565)	$300
Customer relationships and customer lists	7.5	211	(106)	105
Trademarks and tradenames	7.9	87	(46)	41
Other	1.3	5	(4)	1
Total definite-lived intangible assets		$1,168	$(721)	$447

	February 1, 2019
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	6.3	$781	$(503)	$278
Leasehold interest	34.9	149	(33)	116
Customer relationships and customer lists	7.5	193	(96)	97
Trademarks and tradenames	7.9	86	(40)	46
Other	3.9	7	(3)	4
Total definite-lived intangible assets		$1,216	$(675)	$541

Upon adoption of Topic 842 on February 2, 2019, leasehold interest of $116 million related to favorable terms of certain ground lease agreements was derecognized and adjusted to the carrying amount of the operating lease ROU assets and classified as other assets on the condensed consolidated balance sheets. Prior to adoption, these assets were classified as intangible assets, net on the condensed consolidated balance sheets.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amortization expense on definite-lived intangible assets was $45 million and $89 million during the three and six months ended August 2, 2019, respectively, and $39 million and $78 million during the three and six months ended August 3, 2018, respectively.
Based on intangible assets recorded as of August 2, 2019 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2020	$75
2021	112
2022	97
2023	72
2024	54
Thereafter	37
Total	$447

Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the six months ended August 2, 2019 (table in millions):

Balance, February 1, 2019	$5,381
Increase in goodwill related to business combinations	272
Balance, August 2, 2019	$5,653

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
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Net income	$4,926	$644	$5,430	$1,586
Weighted-average shares, basic for Classes A and B	409,761	407,112	410,088	406,040
Effect of other dilutive securities	6,527	6,174	7,400	6,349
Weighted-average shares, diluted for Classes A and B	416,288	413,286	417,488	412,389
Net income per weighted-average share, basic for Classes A and B	$12.02	$1.58	$13.24	$3.91
Net income per weighted-average share, diluted for Classes A and B	$11.83	$1.56	$13.01	$3.85

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Anti-dilutive securities:
Restricted stock units	458	606	251	1,046
Total	458	606	251	1,046

F. Cash and Cash Equivalents
Cash and cash equivalents as of the periods presented consisted of the following (tables in millions):

	August 2, 2019
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$551	$—	$—	$551
Cash equivalents:
Money-market funds	$2,369	$—	$—	$2,369
Demand deposits and time deposits	28	—	—	28
Total cash equivalents	$2,397	$—	$—	$2,397

	February 1, 2019
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$461	$—	$—	$461
Cash equivalents:
Money-market funds	$2,316	$—	$—	$2,316
Demand deposits and time deposits	53	—	—	53
Total cash equivalents	$2,369	$—	$—	$2,369

Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion and non-current portion of restricted cash reported within the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of August 2, 2019 and February 1, 2019 (table in millions):

	August 2,	February 1,
	2019	2019
Cash and cash equivalents	$2,948	$2,830
Restricted cash within other current assets	67	35
Restricted cash within other assets	33	29
Total cash, cash equivalents and restricted cash	$3,048	$2,894

Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

G. Debt
Long-term Debt
On August 21, 2017, VMware issued three series of unsecured senior notes (“Senior Notes”) pursuant to a public debt offering. The proceeds from the issuance were $4.0 billion, net of debt discount of $9 million and debt issuance costs of $30 million.
The carrying value of the Senior Notes as of the periods presented were as follows (amounts in millions):

	August 2,	February 1,	Effective Interest Rate
	2019	2019
Long-term debt:
2.30% Senior Note Due August 21, 2020	$1,250	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Total principal amount	4,000	4,000
Less: unamortized discount	(6)	(7)
Less: unamortized debt issuance costs	(18)	(21)
Net carrying amount	$3,976	$3,972

Interest is payable semiannually in arrears, on February 21 and August 21 of each year. During the three and six months ended August 2, 2019 and August 3, 2018, interest expense was $32 million and $65 million, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.0 billion, which may be used for general corporate purposes. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of August 2, 2019 and February 1, 2019, there were no outstanding borrowings under the Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the Credit Facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three and six months ended August 2, 2019 and August 3, 2018.
H. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
As of August 2, 2019 and February 1, 2019, VMware’s Level 2 investment securities were generally priced using non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	August 2, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,369	$—	$2,369
Demand deposits and time deposits	—	28	28
Total cash equivalents	$2,369	$28	$2,397

	February 1, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,316	$—	$2,316
Demand deposits and time deposits	—	53	53
Total cash equivalents	$2,316	$53	$2,369
Short-term investments:
Marketable equity securities	$19	$—	$19
Total short-term investments	$19	$—	$19

The note payable to Dell and the Senior Notes were not adjusted to fair value. The fair value of the note payable to Dell was approximately $263 million and $252 million as of August 2, 2019 and February 1, 2019, respectively. The fair value of the Senior Notes was approximately $4.0 billion and $3.9 billion as of August 2, 2019 and February 1, 2019, respectively. Fair value for both the note payable to Dell and the Senior Notes was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income is not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at approximately $93 million and $77 million as of August 2, 2019 and February 1, 2019, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
Equity Securities Carried at Fair Value
As of February 1, 2019, VMware held a publicly traded equity security, which was measured at its fair value of $19 million using quoted prices for identical assets in an active market (Level 1). During the first quarter of fiscal 2020, VMware sold its investment in this equity security. The realized gain recognized on the condensed consolidated statements of income during the six months ended August 2, 2019 was not significant.
The fair value of VMware’s investment in Pivotal was $427 million and $833 million as of August 2, 2019 and February 1, 2019, respectively, and was determined using the quoted market price of Pivotal’s Class A common stock as of each reporting period, adjusted for the impact of superior voting rights (Level 2).

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three and six months ended August 2, 2019, VMware recognized unrealized losses of $538 million and $406 million, respectively, to adjust its investment in Pivotal to its fair value. During the three and six months ended August 3, 2018, VMware recognized unrealized gains of $231 million and $1.0 billion, respectively, to adjust its investment in Pivotal to its fair value, including an unrealized gain of $668 million recognized as a result of Pivotal’s initial public offering. Discrete tax benefits of $133 million and $100 million for the three and six months ended August 2, 2019, respectively, and discrete tax expenses of $57 million and $236 million, net of the reversal of the previously recorded valuation allowance for the three and six months ended August 3, 2018, respectively, was recognized related to the book and tax basis difference on the investment in Pivotal. Subsequent to August 2, 2019 and following the announcement of VMware’s proposed acquisition of Pivotal, Pivotal’s stock price has increased significantly. If Pivotal’s stock price remains unchanged from its current value, VMware will recognize a substantial unrealized gain on its investment in Pivotal as of the next measurement date.
Financial information of Pivotal is made publicly available. The following tables include summarized financial information for the first quarter of fiscal 2020 obtained from Pivotal’s most recent Form 10-Q filed with the SEC on June 6, 2019 (tables in millions):

Three Months Ended
May 3,
2019
Results of Operations Data:
Revenue	$186
Gross profit	125
Loss from operations	(35)
Net loss	(32)
Net loss attributable to Pivotal	(32)

May 3,
2019
Balance Sheet Data:
Current assets	$1,056
Total assets	1,966
Current liabilities	460
Total liabilities	654
Non-controlling interest	1

Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of August 2, 2019 and February 1, 2019, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $127 million and $95 million, respectively, and were included in other assets on the condensed consolidated balance sheets. During the three and six months ended August 2, 2019, the Company recognized an unrealized gain of $23 million on these securities. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive income on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and six months ended August 2, 2019 and August 3, 2018, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. During the three and six months ended August 3, 2018, interest charges or “forward points” on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded in other income (expense), net on the condensed consolidated statements of income as incurred. Beginning February 2, 2019, the excluded component was recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred.
These forward contracts have contractual maturities of twelve months or less, and as of August 2, 2019 and February 1, 2019, outstanding forward contracts had a total notional value of $200 million and $367 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and six months ended August 2, 2019 and August 3, 2018, all cash flow hedges were considered effective.
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
These forward contracts have a contractual maturity of one month, and as of August 2, 2019 and February 1, 2019, outstanding forward contracts had a total notional value of $889 million and $1.2 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and six months ended August 2, 2019, VMware recognized gains of $26 million and $53 million, respectively, related to the settlement of forward contracts. The gains recognized during the three and six months ended August 3, 2018 were $29 million and $59 million, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities during the three and six months ended August 2, 2019 resulted in net gains of $12 million and $18 million, respectively. The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three and six months ended August 3, 2018. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of August 2, 2019, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
K. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 27 years. During the three and six months ended August 2, 2019, lease expense recorded in the condensed consolidated statements of income was $40 million and $79 million, respectively.
The components of lease expense during the period presented were as follows (table in millions):

	Three Months Ended	Six Months Ended
	August 2,	August 2,
	2019	2019
Operating lease expense	$33	$65

Finance lease expense:
Amortization of ROU assets	$1	$1
Total finance lease expense	$1	$1

Short-term lease expense	$—	$1

Variable lease expense	$6	$12
Total lease expense	$40	$79

From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the three and six months ended August 2, 2019.
Supplemental cash flow information related to operating and finance leases during the period presented was as follows (table in millions):

Six Months Ended
August 2,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$68
Financing cash flows from finance leases	1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$107
Finance leases	63

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental balance sheet information related to operating and finance leases as of the period presented was as follows (table in millions):

	August 2, 2019
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$715	$62

Lease liabilities, current(2)	$85	$3
Lease liabilities, non-current(3)	588	59
Total lease liabilities	$673	$62
(1) ROU assets for operating leases are included in other assets and ROU assets for finance leases are included in property and equipment, net on the condensed consolidated balance sheets.
(2) Current lease liabilities are included primarily in accrued expenses and other on the condensed consolidated balance sheets. An immaterial amount is presented in due from related parties, net on the condensed consolidated balance sheets.
(3) Operating lease liabilities are presented as operating lease liabilities on the condensed consolidated balance sheets. Finance lease liabilities are included in other liabilities on the condensed consolidated balance sheets.
Lease term and discount rate related to operating and finance leases as of the period presented were as follows:

August 2,
2019
Weighted-average remaining lease term (in years)
Operating leases	15.5
Finance leases	9.7
Weighted-average discount rate
Operating leases	3.6%
Finance leases	3.1%

The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of August 2, 2019 (table in millions):

	Operating Leases	Finance Leases
Remainder of 2020	$52	$2
2021	99	6
2022	88	7
2023	76	8
2024	56	7
Thereafter	556	43
Total future minimum lease payments	927	73
Less: Imputed interest	(254)	(11)
Total lease liabilities(1)	$673	$62
(1) Total lease liabilities as of August 2, 2019 exclude legally binding lease payments for leases signed but not yet commenced of $336 million.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Future lease payments under non-cancellable operating leases as of February 1, 2019 were as follows (table in millions):

2020	$109
2021	79
2022	64
2023	54
2024	41
Thereafter	523
Total(1)	$870
(1) Total future lease payments as of February 1, 2019 exclude legally binding minimum lease payments for leases signed but not yet commenced of $164 million.
L. Stockholders’ Equity
On June 25, 2019, VMware amended its 2007 Equity and Incentive Plan and 2007 Employee Stock Purchase Plan to increase the number of shares available for issuance by 13 million and 9 million shares of Class A common stock, respectively.
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
During August 2017, VMware’s board of directors authorized the repurchase of up to $1.0 billion of Class A common stock through August 31, 2018. On July 1, 2018, VMware’s board of directors extended authorization of the existing stock repurchase program through August 31, 2019. On May 29, 2019, VMware’s board of directors authorized the repurchase of up to an additional $1.5 billion of Class A common stock through the end of fiscal year 2021. The $1.5 billion authorization is in addition to VMware’s ongoing $1.0 billion stock repurchase program authorized in August 2017. In aggregate, $1.3 billion remained available for repurchase as of August 2, 2019.
The following table summarizes stock repurchase activity during the three and six months ended August 2, 2019 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended	Six Months Ended
	August 2,	August 2,
	2019	2019
Aggregate purchase price(1)	$446	$1,037
Class A common shares repurchased	2,431	5,695
Weighted-average price per share	$183.53	$182.06

(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital until the balance is reduced to zero and the excess is recorded as a reduction to retained earnings.
There were no repurchases of VMware Class A common stock during the three and six months ended August 3, 2018.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.0 shares per PSU, depending upon the degree of achievement of the performance or market-based target designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.
The following table summarizes restricted stock activity since February 1, 2019 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, February 1, 2019	18,215	$90.06
Granted	5,013	165.41
Vested	(5,078)	80.50
Forfeited	(930)	90.13
Outstanding, August 2, 2019	17,220	114.81

The aggregate vesting date fair value of VMware’s restricted stock that vested during the six months ended August 2, 2019 was $931 million. As of August 2, 2019, restricted stock representing 17.2 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2.8 billion based on VMware’s closing stock price as of August 2, 2019.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax provision on the condensed consolidated statements of income. Net excess tax benefits recognized during the three and six months ended August 2, 2019 were $35 million and $108 million, respectively, and were $27 million and $53 million during the three and six months ended August 3, 2018, respectively.
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 1, 2019	$1	$1	$2
Unrealized gains (losses), net of tax provision (benefit) of $—, $— and $—	(1)	7	6
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income, net of tax (provision) benefit of $—, $— and $—	—	(1)	(1)
Other comprehensive income (loss), net	(1)	6	5
Balance, August 2, 2019	$—	$7	$7

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 2, 2018	$(15)	$—	$(15)
Adjustments related to adoption of ASU 2016-01 and 2018-02	(15)	—	(15)
Unrealized gains (losses), net of tax provision (benefit) of $2, $— and $2	(9)	(12)	(21)
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income, net of tax (provision) benefit of $—, $— and $—	—	1	1
Other comprehensive income (loss), net	(9)	(11)	(20)
Balance, August 3, 2018	$(39)	$(11)	$(50)

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Revenue:
License	$1,011	$900	$1,879	$1,674
Services:
Software maintenance	1,235	1,109	2,440	2,186
Professional services	193	165	386	323
Total services	1,428	1,274	2,826	2,509
Total revenue(1)	$2,439	$2,174	$4,705	$4,183
(1) Includes revenue derived from VMware’s hybrid cloud subscription and SaaS offerings, which was $305 million and $589 million during the three and six months ended August 2, 2019, respectively, and $217 million and $427 million during the three and six months ended August 3, 2018, respectively. Revenue from Hybrid Cloud Computing offerings consisted primarily of VMware Cloud Provider Program revenue.
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
United States	$1,171	$1,062	$2,223	$2,000
International	1,268	1,112	2,482	2,183
Total	$2,439	$2,174	$4,705	$4,183

Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three and six months ended August 2, 2019 and August 3, 2018.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	August 2,	February 1,
	2019	2019
United States	$840	$831
International	185	106
Total	$1,025	$937

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

No individual country other than the U.S. accounted for 10% or more of these assets as of August 2, 2019 and February 1, 2019.
N. Subsequent Events
Subsequent to the fiscal quarter ended August 2, 2019, VMware entered into the following transactions:
Definitive Agreement to Acquire Pivotal
VMware entered into a definitive agreement to acquire Pivotal at a blended price per share of $11.71, comprised of $15.00 per share in cash to the stockholders of Pivotal’s Class A common shares, and VMware’s Class B common shares exchanged for Pivotal’s Class B common shares held by Dell, at an exchange ratio of 0.0550 VMware shares for each Pivotal share. In aggregate, this transaction will result in an expected net cash payout of $0.8 billion for VMware and issuance of approximately 7.2 million shares of VMware’s Class B common stock to Dell. The impact of equity issued to Dell would increase its ownership stake in VMware by approximately 0.3 percentage points to 81.1% based on the shares outstanding as of the announcement of the acquisition. Pivotal provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for their customers. The acquisition has been approved by the boards of directors of both VMware and Pivotal (each acting upon the unanimous recommendation of a special committee of the board of directors of each company, consisting solely of independent and disinterested directors, authorized to, among other things, negotiate, evaluate and approve or disapprove potential transactions with one another), and is expected to close during the second half of fiscal 2020, subject to approval of the merger agreement by Pivotal stockholders (including at least a majority of the outstanding shares of Pivotal’s Class A common stock not owned by VMware or any of its affiliates, including Dell), regulatory approvals and other customary closing conditions. The purchase of Pivotal will be accounted for as a transaction by entities under common control. Assets and liabilities transferred will be recorded at their historical carrying amounts on the date of the transfer, with no goodwill being recognized. This transaction will require retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control.
Definitive Agreement to Acquire Carbon Black, Inc.
VMware entered into a definitive agreement to acquire Carbon Black, Inc. (“Carbon Black”) through a cash tender offer of $26.00 per share, resulting in an expected net cash payout of $1.9 billion by VMware. Carbon Black develops cloud-native endpoint security software. The acquisition has been approved by the boards of directors of both VMware and Carbon Black, and is expected to close during the second half of fiscal 2020, subject to completion of the tender offer, regulatory approvals and other customary closing conditions.
Commitment for Senior Unsecured Term Loan Facility
VMware received a commitment from a financial institution for a senior unsecured 364-day term loan facility that would provide the Company with a borrowing capacity of up to $2.0 billion (the “Commitment”), which, if funded, may be used for general corporate purposes. The initial funding of the Commitment is subject to various customary conditions, including execution and delivery of definitive loan agreement and related documentation.
Amendment of Tax Sharing Agreement with Dell
VMware and Dell entered into a support agreement in connection with VMware’s entry into an agreement to acquire Pivotal, which provides that, subject to VMware’s ability to consummate the Pivotal acquisition and prior to its close, VMware and Dell will execute an amended tax sharing agreement that will, subject to certain exceptions, generally limit VMware’s maximum annual tax liability to Dell to the amount VMware would owe on a separate tax return basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of August 2, 2019 should be read in conjunction with our consolidated financial statements for the year ended February 1, 2019 contained in our Form 10-K filed on March 29, 2019.
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
SDDC or Software-Defined Data Center
Our SDDC technologies form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During the six months ended August 2, 2019, we continued to see growth in sales of our SDDC solutions. Future sales growth rates may fluctuate period to period, depending largely upon the extent to which SDDC technologies are included in our larger EAs. For example, sales from our management products were positively impacted during the six months ended August 2, 2019 as a result of being included in some of the larger strategic deals.
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
During the six months ended August 2, 2019, revenue growth in our Hybrid Cloud Computing offerings was primarily driven by our VCPP offerings. We expect CloudHealth by VMware and VMware Cloud on AWS to contribute to revenue growth in fiscal 2020.
Subsequent to the fiscal quarter ended August 2, 2019, we entered into definitive agreements to acquire both Pivotal Software, Inc. (“Pivotal”) and Carbon Black, Inc. We expect these acquisitions to close in the second half of our fiscal 2020 and contribute to the growth of our revenue derived from our hybrid cloud subscription and SaaS offerings.
EUC or End-User Computing
Our complete EUC solution, VMware Workspace ONE (“Workspace ONE”), is a digital workspace platform powered by Unified Endpoint Management and VMware Horizon. Our Unified Endpoint Management business model includes an on-premises solution that we offer through the sale of perpetual licenses, subscription and software-as-a-service (“SaaS”) solutions.

EUC sales continued to increase during the six months ended August 2, 2019, driven by the adoption of our subscription offerings such as Workspace ONE.
Dell Synergies
We continue joint marketing, sales, branding and product development efforts with Dell Technologies Inc. (“Dell”) and other Dell companies to enhance the collective value we deliver to our mutual customers. Our collective business built with Dell continued to create synergies that benefited our sales during the six months ended August 2, 2019.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 2,	August 3,			August 2,	August 3,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue:
License	$1,011	$900	$111	12%	$1,879	$1,674	$205	12%
Services:
Software maintenance	1,235	1,109	126	11	2,440	2,186	254	12
Professional services	193	165	27	17	386	323	63	19
Total services	1,428	1,274	154	12	2,826	2,509	317	13
Total revenue	$2,439	$2,174	$265	12	$4,705	$4,183	$522	12

Revenue:
United States	$1,171	$1,062	$108	10%	$2,223	$2,000	$223	11%
International	1,268	1,112	156	14	2,482	2,183	299	14
Total revenue	$2,439	$2,174	$265	12	$4,705	$4,183	$522	12
Revenue from our Hybrid Cloud Computing offerings consisted primarily of VCPP, and revenue from our SaaS offerings consisted primarily of our Unified Endpoint Management mobile solution within Workspace ONE. VCPP revenue is included in license revenue and SaaS revenue is included in both license and services revenue. Hybrid Cloud Computing, together with our SaaS offerings, increased to greater than 12% of our total revenue during the three and six months ended August 2, 2019 from approximately 10% of our total revenue during the three and six months ended August 3, 2018.
License revenue relating to the sale of perpetual licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our hybrid cloud subscription and SaaS offerings is recognized on a consumption basis or over a period of time.
License Revenue
License revenue during the three and six months ended August 2, 2019 compared to the three and six months ended August 3, 2018, continued to benefit from broad-based growth across our diverse product portfolio and across our U.S. and international geographies. Revenue growth from our VCPP offerings continued to contribute to license revenue growth during the three and six months ended August 2, 2019. Strength in our EA renewal business also contributed to license revenue growth during the three and six months ended August 2, 2019 compared to the three and six months ended August 3, 2018.
Services Revenue
During the three and six months ended August 2, 2019, software maintenance revenue continued to benefit from strong renewals of our EAs, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, approximately three years of support and maintenance with each new license purchased.
Professional services revenue increased 17% and 19% during the three and six months ended August 2, 2019, respectively, as compared to the three and six months ended August 3, 2018. Services we provide through our technical account managers and our continued focus on solution deployments, including our VMware NSX (“NSX”) products, management solutions as well as other emerging technology products, contributed to the increase in professional services revenue. We continue to also focus on enabling our partners to deliver professional services for our solutions and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	August 2,	February 1,
	2019	2019
Unearned license revenue	$338	$255
Unearned software maintenance revenue	6,357	5,972
Unearned professional services revenue	838	751
Total unearned revenue	$7,533	$6,978
Unearned license revenue is primarily related to the allocated portion of our SaaS offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of August 2, 2019 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of our SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of August 2, 2019, the aggregate transaction price allocated to remaining performance obligations was $8.0 billion, of which approximately 54% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. As of February 1, 2019, the aggregate transaction price allocated to remaining performance obligations was $7.7 billion, of which approximately 56% was expected to be recognized as revenue during fiscal 2020, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. As of August 2, 2019, our total backlog was $117 million. Backlog primarily consists of licenses, maintenance and services. Our backlog related to licenses was $13 million, which we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $9 million as of August 2, 2019 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs. As of February 1, 2019, our total backlog was approximately $449 million and our backlog related to licenses was approximately $147 million. Backlog totaling $34 million as of February 1, 2019 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs.
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

Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in salaries and headcount across most of our income statement expense categories for the three and six months ended August 2, 2019. We expect increases in cash-based employee-related expenses to continue.
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
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 2,	August 3,			August 2,	August 3,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of license revenue	$50	$45	$5	10%	$100	$90	$10	11%
Stock-based compensation	—	—	—	102	1	—	—	74
Total expenses	$50	$45	$5	11	$101	$90	$10	11
% of License revenue	5%	5%			5%	5%
Cost of license revenue increased during the three and six months ended August 2, 2019 compared to the three and six months ended August 3, 2018, but remained relatively consistent as a percentage of license revenue.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products, hosted services supporting our SaaS offerings, and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six months ended
	August 2,	August 3,			August 2,	August 3,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of services revenue	$298	$248	$50	20%	$584	$487	$97	20%
Stock-based compensation	17	12	4	36	33	24	9	40
Total expenses	$315	$260	$55	21	$617	$511	$106	21
% of Services revenue	22%	20%			22%	20%
Cost of services revenue increased during the three and six months ended August 2, 2019 compared to the three and six months ended August 3, 2018. The increase was primarily due to growth in cash-based employee-related expenses of $23 million and $42 million, respectively, during the three and six months ended August 2, 2019, driven by incremental growth in headcount and salaries, and an increase in costs associated with third-party hosting services to support our SaaS offerings of $16 million and $31 million, respectively, during the three and six months ended August 2, 2019. The increase during the six months ended August 2, 2019 was also driven by increased equipment and depreciation of $13 million, as well as third-party professional services costs of $12 million, resulting from an increase in demand for technical support and services.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in our key growth areas, including NSX and VMware vSAN, while also investing in areas that we expect to be significant growth drivers in future periods, such as VMware Cloud on AWS.

Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 2,	August 3,			August 2,	August 3,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$453	$391	$62	16%	$891	$760	$131	17%
Stock-based compensation	101	90	11	12	196	174	22	13
Total expenses	$554	$481	$72	15	$1,087	$934	$153	16
% of Total revenue	23%	22%			23%	22%
Research and development expenses increased during the three and six months ended August 2, 2019 compared to the three and six months ended August 3, 2018. The increase was primarily due to growth in cash-based employee-related expenses of $53 million and $97 million, respectively, during the three and six months ended August 2, 2019 driven by incremental growth in headcount and salaries. The increase was also driven by an increase of stock-based compensation of $11 million and $22 million, respectively, during the three and six months ended August 2, 2019 primarily driven by an increase in restricted stock unit awards granted after the first quarter of fiscal 2019. Equipment, depreciation and facilities related costs of $29 million also contributed to the increase during the six months ended August 2, 2019.
Sales and Marketing Expenses
Sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and marketing initiatives. A significant portion of our sales commissions are deferred and recognized over the expected period of benefit.
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 2,	August 3,			August 2,	August 3,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$737	$647	$91	14%	$1,460	$1,308	$152	12%
Stock-based compensation	60	49	11	22	115	95	21	22
Total expenses	$797	$696	$101	15	$1,575	$1,403	$173	12
% of Total revenue	33%	32%			33%	34%
Sales and marketing expenses increased during the three and six months ended August 2, 2019 compared to the three and six months ended August 3, 2018. The increase was primarily due to growth in cash-based employee-related expenses of $68 million and $119 million, respectively, during the three and six months ended August 2, 2019 driven by incremental growth in headcount and salaries, as well as higher commission costs resulting from increased sales volume. The increase was also driven by an increase in stock-based compensation of $11 million and $21 million, respectively, during the three and six months ended August 2, 2019 primarily driven by an increase in restricted stock unit awards granted after the first quarter of fiscal 2019. The increase during the six months ended August 2, 2019 was also driven by increased equipment and depreciation of $13 million.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.

General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 2,	August 3,			August 2,	August 3,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$170	$156	$13	8%	$330	$305	$25	8%
Stock-based compensation	30	26	5	19	57	46	11	23
Total expenses	$200	$182	$18	10	$387	$351	$36	10
% of Total revenue	8%	8%			8%	8%
General and administrative expenses remained relatively consistent as a percentage of total revenue during the three months ended August 2, 2019 compared to the three months ended August 3, 2018.
General and administrative expenses increased during the six months ended August 2, 2019 compared to the six months ended August 3, 2018 primarily due to growth in cash-based employee-related expenses of $26 million, driven by incremental growth in headcount and salaries, as well as an increase in compensation expense of $16 million relating to installment payments to certain key employees of our acquisitions subject to future employment. Stock-based compensation of $11 million also contributed to the increase during the six months ended August 2, 2019, primarily driven by an increase in restricted stock unit awards granted after the first quarter of fiscal 2019. The increase for the six months ended August 2, 2019 was also affected by the variability in timing and amount of charitable donations.
Investment Income
Investment income during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 2,	August 3,			August 2,	August 3,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Investment income	$14	$57	$(43)	(76)%	$28	$105	$(78)	(74)%
% of Total revenue	1%	3%			1%	3%
Investment income decreased during the three and six months ended August 2, 2019 compared to the three and six months ended August 3, 2018. The decrease was primarily due to a decrease in interest income driven by the decline in our cash equivalents and short-term investments as a result of the liquidation of our fixed income investments that were used primarily to fund the $11.0 billion special cash dividend paid during the fourth quarter of fiscal 2019. We expect investment income during fiscal 2020 to decrease as compared to fiscal 2019, primarily due to lower cash equivalent and short-term investment balances in fiscal 2020.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 2,	August 3,			August 2,	August 3,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other income (expense), net	$(502)	$240	$(742)	(310)%	$(359)	$1,018	$(1,376)	(135)%
% of Total revenue	(21)%	11%			(8)%	24%
The decrease in other income (expense), net was primarily related to our investment in Pivotal. To adjust our investment in Pivotal to its fair value, we recognized unrealized losses of $538 million and $406 million, respectively, during the three and six months ended August 2, 2019. The unrealized losses were partially offset by unrealized gains of $23 million related to our other strategic investments for the three and six months ended August 2, 2019.
During the three and six months ended August 3, 2018, unrealized gains of $231 million and $1.0 billion, including an unrealized gain of $668 million recognized as a result of Pivotal’s initial public offering, respectively, were recognized to adjust our investment in Pivotal to its fair value.

The fair value of our investment is determined primarily using the quoted market price of Pivotal’s Class A common stock. As a result, any volatility in Pivotal’s publicly traded Class A common stock introduces variability to our condensed consolidated statements of income.
Subsequent to August 2, 2019 and following the announcement of our proposed acquisition of Pivotal, Pivotal’s stock price has increased significantly. If Pivotal’s stock price remains unchanged from its current value, we will recognize a substantial unrealized gain on our investment in Pivotal as of the next measurement date.
Income Tax Provision

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
(Dollars in millions)	2019	2018	2019	2018
Income tax provision (benefit)	$(4,925)	$128	$(4,890)	$361
Effective tax rate	N/M	16.6%	N/M	18.5%
N/M - Effective tax rate is not considered meaningful.
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. During the second quarter of fiscal 2020, we completed an intra-group transfer of certain of our intellectual property rights (the “IP”) to our Irish subsidiary, where our international business is headquartered (the “IP Transfer”). The transaction will change our mix of international income from a lower non-U.S. tax jurisdiction to Ireland, which is subject to a statutory tax rate of 12.5%. However, we do not expect our effective income tax rate to increase significantly in fiscal 2020, as we expect the income earned in Ireland will largely be offset by certain tax deductions.
A discrete tax benefit of $4.9 billion was recognized as a deferred tax asset during the three and six months ended August 2, 2019. This deferred tax asset was recognized as a result of the book and tax basis difference on the IP transferred to Ireland. The tax amortization related to the IP transferred will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely under Irish tax laws. The deferred tax asset and the tax benefit were measured based on the Irish tax rate expected to apply in the years the asset will be recovered. We expect to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset periodically. The impact of the transaction to net cash provided by or used in operating, investing and financing activities on our condensed consolidated statements of cash flows during the six months ended August 2, 2019 was not material.
The decrease in our effective income tax rate for the three and six months ended August 2, 2019 compared to the three and six months ended August 3, 2018 was also driven by discrete tax impacts related to our book and tax basis difference on our investment in Pivotal. Discrete tax benefits of $133 million and $100 million, respectively, were recognized for the three and six months ended August 2, 2019 as compared to discrete tax expenses of $57 million and $236 million, net of the reversal of the previously recorded valuation allowance, respectively, were recognized for the three and six months ended August 3, 2018.
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
Our Relationship with Dell
As of August 2, 2019, Dell controlled 31 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 80.8% of our total outstanding shares of common stock and 97.5% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and Dell pays us for services or reimburses us for costs incurred by us, in connection with such projects.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	August 2,	August 3,	August 2,	August 3,	August 2,	February 1,
	2019	2018	2019	2018	2019	2019
Reseller revenue	$729	$531	$1,347	$892	$2,771	$2,375
Internal-use revenue	5	5	11	12	18	13
Agency fee revenue	—	—	1	4	—	—
Collaborative technology project receipts	2	1	4	1	n/a	n/a
Sales through Dell as a distributor, which is included in reseller revenue, continues to grow rapidly.
Customer deposits resulting from transactions with Dell were $123 million and $85 million as of August 2, 2019 and February 1, 2019, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects.

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

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
Information about our payments from such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Purchases and leases of products and purchases of services(1)	$55	$42	$135	$91
Dell subsidiary support and administrative costs	20	26	46	54
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
Dell Financial Services (“DFS”)
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end user and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees of $12 million and $25 million during the three and six months ended August 2, 2019, respectively, and $9 million and $25 million during the three and six months ended August 3, 2018, respectively.
Tax Sharing Agreement with Dell
The following table summarizes the payments made to Dell pursuant to a tax sharing agreement during the periods presented (table in millions):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2019	2018	2019	2018
Payments from VMware to Dell, net	$52	$—	$89	$3
Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. Our portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC Corporation and us executed during the first quarter of fiscal 2020 (the “Letter Agreement”). The amounts that we pay to Dell for our portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement recorded in additional paid-in capital during the three and six months ended August 2, 2019 was $85 million, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determination made by Dell. The amount recognized in additional paid-in capital during the three and six months ended August 3, 2018 was not significant.

Subsequent to the fiscal quarter ended August 2, 2019, we and Dell signed a support agreement in connection with our entry into an agreement to acquire Pivotal, which provides that, subject to our ability to consummate the Pivotal acquisition and prior to its close, we and Dell will execute an amended tax sharing agreement that will, subject to certain exceptions, generally limit our maximum annual tax liability to Dell to the amount we would owe on a separate tax return basis.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	August 2,	February 1,
	2019	2019
Due from related parties, current	$934	$1,079
Due to related parties, current(1)	180	142
Due from related parties, net, current(2)	$754	$937

Income tax related asset, net, current	$26	$—
Income tax due to related parties, non-current	492	646
(1) Includes an immaterial amount related to our current operating lease liabilities due to related parties as of August 2, 2019.
(2) We also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of August 2, 2019.
Amounts included in due from related parties, net, excluding DFS and tax obligations, includes the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
On January 21, 2014, we entered into a note exchange agreement with our parent company providing for the issuance of three promissory notes in the aggregate principal amount of $1.5 billion, which consisted of outstanding principal due on the following dates: $680 million due May 1, 2018, $550 million due May 1, 2020 and $270 million due December 1, 2022.
On August 21, 2017, we repaid two of the notes payable to Dell in the aggregate principal amount of $1.2 billion, representing repayment of the note due May 1, 2018 at par value and repayment of the note due May 1, 2020 at a discount. The remaining note payable of $270 million due December 1, 2022 may be prepaid without penalty or premium.
Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three and six months ended August 2, 2019 and August 3, 2018, interest expense on the notes payable to Dell was not significant.
Pivotal
Prior to Pivotal’s initial public offering on April 20, 2018, our previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in us having a financial interest of 17% and a voting interest of 24% in Pivotal as of February 1, 2019. As of August 2, 2019, we had a financial interest of 16% and a voting interest of 24% in Pivotal. During the three and six months ended August 2, 2019, we recognized unrealized gains of $538 million and $406 million, respectively, to adjust our investment in Pivotal to its fair value. During the three and six months ended August 3, 2018, we recognized unrealized gains of $231 million and $1.0 billion, respectively, to adjust our investment in Pivotal to its fair value, including an unrealized gain of $668 million recognized as a result of Pivotal’s initial public offering.
Refer to Note H to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	August 2,	February 1,
	2019	2019
Cash and cash equivalents	$2,948	$2,830
Short-term investments	—	19
Total cash, cash equivalents and short-term investments	$2,948	$2,849
Cash equivalents primarily consisted of amounts invested in money market funds. We limit the amount of our investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk.
We continue to expect that cash generated by operations will be our primary source of liquidity. We also continue to believe that existing cash, cash equivalents and investments, and our borrowing capacity, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. As a result of the enactment of the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), we have greater flexibility to repatriate foreign earnings in future periods without significant U.S. tax impact. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things. We remain committed to a balanced capital allocation policy through investing in our product and solution offerings, acquisitions and returning capital to stockholders through share repurchases.
The 2017 Tax Act imposed a Transition Tax and eliminates U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our unpaid liabilities related to the Transition Tax as of August 2, 2019 was $577 million, which we expect to pay over the next six years pursuant to the Letter Agreement. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. During the three and six months ended August 2, 2019, $84 million was recognized, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determination made by Dell, and the amount was recognized as a component of additional paid-in capital.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Six Months Ended
	August 2,	August 3,
	2019	2018
Net cash provided by (used in):
Operating activities	$1,972	$1,882
Investing activities	(535)	361
Financing activities	(1,283)	(92)
Net increase in cash, cash equivalents and restricted cash	$154	$2,151
Operating Activities
Cash provided by operating activities increased by $90 million during the six months ended August 2, 2019 compared to the six months ended August 3, 2018. Cash provided by operating activities benefited from an increase in cash collections due to increased sales. The increase was partially offset by increased cash payments for operating expenses and employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount.
Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities is affected by the sales and maturities of our available-for-sale securities.
Cash used in investing activities increased by $896 million during the six months ended August 2, 2019 compared to the six months ended August 3, 2018, driven primarily by decreased net proceeds from our available-for-sale securities as a result of the liquidation of our fixed income investments used to fund the payment of the $11.0 billion special cash dividend during the fourth quarter of fiscal 2019. Additionally, cash used in business combinations was higher during the six months ended August 2, 2019.
Financing Activities
Cash used in financing activities increased by $1.2 billion during the six months ended August 2, 2019 compared to the six months ended August 3, 2018. The increase was primarily a result of an increase in the repurchase of our common stock as well as an increase in shares repurchased for tax withholdings on vesting of restricted stock.
Long-term Debt
On August 21, 2017, we issued three series of unsecured notes (“Senior Notes”) pursuant to a public debt offering in the aggregate principal amount of $4.0 billion.
The carrying value of the Senior Notes as of August 2, 2019 was as follows (amounts in millions):

Long-term debt:
2.30% Senior Note Due August 21, 2020	$1,250
2.95% Senior Note Due August 21, 2022	1,500
3.90% Senior Note Due August 21, 2027	1,250
Total principal amount	$4,000
Interest is payable semiannually in arrears, on February 21 and August 21 of each year. During each of the six months ended August 2, 2019 and August 3, 2018, $61 million was paid for interest related to the Senior Notes.
The Senior Notes also include restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
Revolving Credit Facility
On September 12, 2017, we entered into a Credit Facility with a syndicate of lenders that provides us with a borrowing capacity of up to $1.0 billion, which may be used for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of August 2, 2019, there were no outstanding borrowings under the Credit Facility.
Commitment for Senior Unsecured Term Loan Facility
Subsequent to the fiscal quarter ended August 2, 2019, we received a commitment from a financial institution for a senior unsecured 364-day term loan facility that would provide us with a borrowing capacity of up to $2.0 billion (the “Commitment”), which, if funded, may be used for general corporate purposes. The initial funding of the Commitment is subject to various customary conditions, including execution and delivery of definitive loan agreement and related documentation.
Note Payable to Dell
As of August 2, 2019, the carrying value of the outstanding note payable to Dell due December 1, 2022 was $270 million. Interest is payable quarterly in arrears at the annual rate of 1.75%. The amount paid for interest related to the Note was not significant during the six months ended August 2, 2019 and August 3, 2018.
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
On May 29, 2019, our board of directors authorized the repurchase of up to an additional $1.5 billion of Class A common stock through the end of fiscal year 2021. The $1.5 billion authorization is in addition to our ongoing stock repurchase program authorized in August 2017. As of August 2, 2019, the cumulative authorized amount remaining for stock repurchases was $1.3 billion. Refer to Note L to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; VMware’s expectations regarding the timing of tax payments and the impact of a recent change in VMware’s corporate structure; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated benefits of corporate transactions, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
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
There were no material changes to our market risk exposures during the six months ended August 2, 2019. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K filed on March 29, 2019 for a detailed discussion of our market risk exposures.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended August 2, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of VMware vSphere (“vSphere”) has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based software-defined data center (“SDDC”) products such as our vRealize management and automation offerings, VMware vSAN storage virtualization offerings, and network virtualization (“NSX”) offerings, as well as our Horizon client virtualization offerings, Unified Endpoint Management mobile device management offerings and our VMware Cloud on AWS offering. We have also been introducing software-as-a-service (“SaaS”) versions of our on-premises products, including VMware Horizon Suite and certain Unified Endpoint Management offerings, and are working to extend our comprehensive data center virtualization and container platform into the public cloud and to introduce cloud products and services by investing in cloud and SaaS initiatives and partnering with public cloud providers such as Amazon Web Services (“AWS”) and IBM. Additionally, through our partnership with CloudSimple, we announced the availability of Azure VMware Solutions in May 2019 and VMware on Google Cloud Platform in July 2019. Recently, VMware has also begun to build, invest in, and acquire a range of SaaS and cloud-native technologies and products, including those acquired through our Heptio Inc., CloudHealth Technologies, Inc., and VeloCloud Networks, Inc. (“VeloCloud”) acquisitions, and we have launched managed subscription services such as VMware Cloud on AWS and our planned VMware Cloud on Dell EMC. These initiatives present new and difficult technological, operational and compliance challenges, and significant investments continue to be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business continues to increase, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our newer products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
A significant decrease in demand for our server virtualization products would adversely affect our operating results.
A significant portion of our revenue is derived, and will for the foreseeable future continue to be derived, from our server virtualization products. As more businesses achieve high levels of virtualization in their data centers, the market for our vSphere product continues to mature. Additionally, as businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and are increasingly shifting some of their existing and many of their new workloads to public cloud providers, thereby limiting growth, and potentially reducing, the market for on-premises deployments of vSphere. Although sales of vSphere have declined as a portion of our overall business, and we expect this trend to continue, vSphere remains key to our future growth as it serves as the foundation for our newer SDDC, network virtualization and our newer hybrid cloud and SaaS offerings. Although we have launched, and are continuing to develop products to extend our vSphere-based SDDC offerings to the public cloud, due to our product concentration a significant decrease in demand for our server virtualization products would adversely affect our operating results.

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
Large, diversified enterprise software and hardware companies. These competitors supply a wide variety of products and services to, and have well-established relationships with, our current and prospective end users. For example, small- to medium-sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products and services less attractive or more expensive to our end users. For example, in August 2019, Microsoft modified its on-premise licensing terms to require end users who wish to deploy Microsoft software on certain dedicated hosted cloud services other than Microsoft’s Azure cloud service, including VMware Cloud on AWS, to purchase additional rights from Microsoft. Other competitors have limited or denied support for their applications running in VMware virtualization environments. In addition, these competitors could integrate competitive capabilities into their existing products and services and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, Microsoft offers its own server, network, and storage virtualization software packaged with its Windows Server product as well as built-in virtualization in the client version of Windows and Cisco includes network virtualization technology in many of their data center networking platforms. As a result, existing and prospective VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required.
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack appear to provide pricing competition and enable competing vendors to leverage these open source technologies to compete directly with us. A number of enterprise IT vendors have released solutions based on open source technologies that are targeting data center virtualization and private cloud, including Red Hat, now a part of IBM, and Nutanix. VMware is delivering container technologies such as PKS, and Cloud Native Application technologies that are designed to help customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition.
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

Our partners and members of our developer and technology partner ecosystem. We face competition from our partners. For example, third parties currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors. Additionally, as formerly distinct sectors of enterprise IT such as software-based virtualization and hardware-based server, networking and storage solutions converge, we also increasingly compete with companies who are members of our developer and technology partner ecosystem. For example, in July 2019, one of our important partners and customers, IBM, closed its acquisition of Red Hat, one of our competitors in the cloud native applications space. Consequently, we may find it more difficult to continue to work together productively on other projects, and the advantages we derive from our ecosystem could diminish.
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
We depend upon our IT systems and the systems of SaaS providers to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Consequently, cyber risks represent a large and growing risk to our business. We are increasingly developing and maintaining large data sets and relying on machine learning, artificial intelligence and analytics to provide services to our customers and partners. Unauthorized parties (which may have included nation states and individuals sponsored by them) have penetrated our network security and our website in the past and such unauthorized parties may do so in the future. Employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments in the past and may do so in the future. These cyber-attacks, which are increasing in number and technical sophistication, threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems and processes. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as our customers conduct more purchase and service transactions online, and as we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments. Additionally, as we increasingly market the security features in our products, our products may be targeted by computer hackers seeking to compromise product security.

We are increasingly being targeted for financial gain and fraud by criminal entities. Utilizing techniques such as email, telephone and postal mail solicitation, criminals seek to extort or steal funds from the company and employees. We have also outsourced a number of our business functions to third parties, and we rely upon distributors, resellers, system vendors and systems integrators to sell our products and services. Accordingly, if our cybersecurity systems and those of our contractors, partners and vendors fail to protect against breaches, our ability to conduct our business could be damaged in a number of ways, including:

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
We have acquired in the past, and plan to acquire in the future, other businesses, products or technologies. In August 2019, we entered into definitive agreements to acquire Carbon Black, Inc. and Pivotal, each subject to the satisfaction of customary closing conditions and requisite approvals. We also from time to time sell or divest businesses, products and technologies. For instance, in May 2017, we sold the VMware vCloud Air business (“vCloud Air”) to OVH US LLC. Acquisitions and divestitures involve significant risks and uncertainties, which include:

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

•
risks relating to the challenges and costs of closing a transaction, including, for example, with respect to the proposed acquisition of Pivotal, Pivotal’s ability to obtain their stockholders’ approval, including from a majority of the minority stockholders, and, with respect to the proposed acquisition of Carbon Black, that at least a majority of Carbon Black’s stockholders have tendered their shares under the terms of the cash tender offer and satisfaction of regulatory approvals, as well as completion of customary closing conditions for each transaction; and

•	the need to later divest acquired assets at a loss if an acquisition does not meet our expectations.

We are exposed to foreign exchange risks.
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For example, political and economic instability created by Brexit has resulted in significant volatility in the value of the British pound and other currencies, including the euro. During the six months ended August 2, 2019, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 due to exchange rate fluctuations. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
Our $11.0 billion special dividend that we distributed in fiscal year 2019 could limit our ability to fund significant future stock repurchases and strategic investments.
On December 28, 2018, we paid a special dividend of $11.0 billion (the “Special Dividend”) to our stockholders. With payment of the Special Dividend, our cash, cash equivalents and short-term investments declined significantly. While we believe our remaining cash balances and cash generated by our business operations will be sufficient to fund our operations and pursue our existing stock repurchase program and strategic plans, if our business operations do not generate the cash flows we expect, then our ability to fund future stock repurchases, invest in our business and pursue strategic alternatives, including business acquisitions, will be reduced, which could reduce our ability to manage dilution of our stock and limit our future growth.
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
Another example is the ongoing efforts of the Chinese government to more closely regulate network security. In that respect, a Cyber Security Law came into effect on June 1, 2017. The Cyber Security Law promotes utilization of “secure and reliable” network products and services, requires the sale of certain key network equipment and network security products to be subject to security certification, and imposes data localization measures and various network security measures relevant to a vaguely-defined scope of “critical information infrastructure.” Among those network security measures is a requirement that certain network products and services procured by operators of “critical information infrastructure” undergo a formal security assessment in order to evaluate their “security” and “controllability.” The specific technical requirements of the security assessment have still not been fully defined. Regulations that are still in draft form contemplate more far-reaching data localization measures, which would require a security assessment be conducted for any business in China to share personal information or a vaguely-defined scope of “important information” with overseas parties.
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
 There is also significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations, sanctions and tariffs. The current U.S. presidential administration is pursuing substantial changes to U.S. foreign trade policy with respect to China, the EU, Mexico and other countries, including the possibility of imposing greater restrictions on international trade, restrictions on sales and technology transfers, including those countries and companies determined to be involved in activities contrary to the national security or foreign or economic policy interests of the U.S., and significant increases of tariffs on goods imported into the U.S. Given the relatively fluid regulatory environment in both China and the United States and uncertainty regarding how the U.S. and foreign governments will act with respect to tariffs, international trade agreements and policies and national security interests, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes or enforcement practices could occur in the future and could directly and adversely impact our financial results and results of operations.
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
We have $4.0 billion in unsecured notes outstanding as well as an additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell. We also have a $1.0 billion unsecured revolving credit facility, which is currently undrawn, and received a commitment from a financial institution for a $2.0 billion senior unsecured 364-day term loan facility, the initial funding of which is subject to various customary conditions (collectively, the “Credit Facilities”). Our current and any future debt may adversely affect our financial condition and future financial results by, among other things:

•
requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.
The terms of our unsecured notes and Credit Facilities impose restrictions on us and require us to maintain compliance with specified and customary covenants. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If we breach any of the covenants and do not obtain a waiver from the lenders or note holders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
In addition, any actual or anticipated changes to our credit ratings, including any announcement that our credit ratings are under review, by any rating agency may negatively impact the value and liquidity of both our debt and equity securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us and the cost of borrowing under our Credit Facilities could increase. Downgrades in our credit ratings could also affect the terms of and restrict our ability to obtain additional financing in the future. In addition, upon the occurrence of certain downgrades of the ratings of our unsecured notes, we may be required to repurchase our unsecured notes at a repurchase price equal to 101% of the aggregate principal plus any accrued and unpaid interest on the date of purchase.

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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our NSX virtual networking, hyperconverged infrastructure, hybrid cloud and SaaS, and edge computing initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 23% of our total revenue during the six months ended August 2, 2019. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
We have faced and successfully defended against allegations of copyright infringement, for failing to comply with the terms of the open sources General Public License v.2 (GPL v.2”), but we can provide no assurances that we will not face similar lawsuits with respect to our use of open source software in the future nor what the outcome of any such lawsuits may be.
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
Two of our distributors each accounted for 10% or more of our consolidated revenue during the six months ended August 2, 2019. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.

Our SaaS offerings, which constitute a growing portion of our business, and our initiatives to extend our data center virtualization and container platforms into the public cloud, involve various risks, including, among others, reliance on third-party providers for data center space and colocation services and on public cloud providers to prevent service disruptions.
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
Additionally, our SaaS offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services and our initiatives to extend our virtualization and container platforms into the public cloud rely upon the ability of our public cloud and VCPP partners to maintain continuous service availability and protect customer data on their services. Although we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to the contractual obligations under those agreements. The failure of a third-party provider to prevent service disruptions, data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur and contractual provisions with our third-party providers and public cloud partners may limit our recourse against the third-party provider or public cloud partner responsible for such failure. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us and our ability to maintain and expand our SaaS offerings would be impaired.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of August 2, 2019, goodwill and amortizable intangible assets were $5.7 billion and $447 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to income and indirect tax examinations. The Dell-owned EMC consolidated group is routinely under audit by the Internal Revenue Service (“IRS”). All U.S. federal income tax matters have been concluded for years through 2015. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions. While we believe we have complied with all applicable income tax laws, a governing tax authority could have a different interpretation of the law and assess us with additional taxes. In addition, regulatory guidance is still forthcoming with respect to the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) and such guidance may impact our tax provision. Any assessment of additional taxes could materially affect our financial condition and operating results.
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
Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland where the rate of taxation is lower than our U.S. tax rate, and as such, our annual effective tax rate can be significantly affected by the composition of our earnings in the U.S. and non-U.S. jurisdictions. During October 2014, Ireland announced revisions to its tax regulations that will require foreign earnings of our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax laws in Ireland beginning in 2021. In addition, we will be impacted by changes in tax laws in Bermuda and may be impacted by changes in other jurisdictions in 2019 and through 2021. We may proactively make structural changes in Ireland that may reduce the impact to our future tax rates. Currently, there are certain structural changes in Ireland that may be available to multi-national companies. However, due to the acquisition of EMC Corporation (“EMC”), VMware’s parent company, by Dell effective September 7, 2016 (the “Dell Acquisition”), we could be subject to higher tax obligations in the event we executed similar structural changes.
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
As of August 2, 2019, Dell beneficially owned 30,679,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 80.8% of the total outstanding shares of common stock or 97.5% of the voting power of outstanding common stock held by EMC, and we are considered a “controlled” company under the rules of the New York Stock Exchange (“NYSE”). Accordingly, strategic and business decisions made by Dell can impact our strategic and business decisions and relationships, and public speculation regarding Dell’s strategic direction and prospects, as well as our relationship with Dell, can cause our stock price to fluctuate.
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
As of August 2, 2019, Dell controlled 80.8% of the total outstanding shares of common stock, including all of our outstanding Class B common stock, representing 97.5% of the voting power of our total outstanding common stock. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.

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
As of August 2, 2019, Dell controlled 80.8% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Pursuant to a letter agreement entered into by VMware and Dell on July 1, 2018, until the ten-year anniversary of the agreement, Dell may not purchase or otherwise acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such transaction has been approved in advance by a special committee of the VMware Board of Directors comprised solely of independent and disinterested directors or such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
We engage in related persons transactions with Dell that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with Dell that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services, and we expect to engage in additional related persons transactions with Dell to leverage the benefits of our strategic alignment. For example, in August 2019, we announced we entered into a merger agreement with Pivotal, which we expect to close during the second half of fiscal 2020. Additionally, we hold a significant ownership interest in Pivotal, which became publicly traded on April 20, 2018.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in related party transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell and distribute our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three and six months ended August 2, 2019, we recognized revenue of $734 million and $1.4 billion, respectively, and as of August 2, 2019, $2.8 billion of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Dell, which beneficially owned 80.8% of our outstanding stock as of August 2, 2019, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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
Purchases of Class A common stock during the three months ended August 2, 2019 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
May 4 – May 31, 2019	952,904	$198.82	952,904	$1,553,875,605
June 1 – June 28, 2019	778,501	175.20	778,501	1,417,478,579
June 29 – August 2, 2019	699,800	171.86	699,800	1,297,210,298
	2,431,205	$183.50	2,431,205	1,297,210,298

(1)	The average price paid per share excludes commissions.
(2) Represents the amounts remaining from VMware’s $1.0 billion stock repurchase authorization announced on August 14, 2017, which was extended on July 1, 2018 and expires on August 31, 2019. On May 29, 2019, our board of directors authorized the repurchase of up to an additional $1.5 billion of Class A common stock through the end of fiscal year 2021. The $1.5 billion authorization is in addition to our ongoing stock repurchase program authorized in August 2017. Amounts remaining exclude commissions.

ITEM 6.	EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.6*+	Amended and Restated 2007 Equity and Incentive Plan, as amended June 25, 2019
10.10*+	Form of Restricted Stock Unit Agreement, as amended June 14, 2019
10.11*+	Amended and Restated 2007 Employee Stock Purchase Plan, as amended June 25, 2019
10.16*+	Form of Performance Stock Unit Agreement, as amended June 14, 2019
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	September 9, 2019	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)