Form 10-Q
period 2019-11-01
VMWARE, INC.
filed 2019-12-06
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of December 2, 2019, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 409,910,050, of which 109,910,050 shares were Class A common stock and 300,000,000 shares were Class B common stock.

VMware, Carbon Black, NSX, Workspace ONE, Avi Networks, AetherPal, VMware Cloud, CloudHealth, Horizon, VMware vSAN, VMware Foundation, vSphere, vRealize, Heptio, VeloCloud, PKS, Tanzu, vCloud, and vCloud Air are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Revenue(1):
License	$974	$884	$2,853	$2,558
Services	1,482	1,316	4,308	3,825
Total revenue	2,456	2,200	7,161	6,383
Operating expenses(2):
Cost of license revenue	59	49	160	139
Cost of services revenue	319	266	936	777
Research and development	582	499	1,669	1,433
Sales and marketing	827	707	2,402	2,110
General and administrative	238	178	625	529
Realignment and loss on disposition	—	6	—	9
Operating income	431	495	1,369	1,386
Investment income	12	63	40	168
Interest expense	(40)	(33)	(107)	(101)
Other income (expense), net	263	(180)	(97)	839
Income before income tax	666	345	1,205	2,292
Income tax provision (benefit)	45	11	(4,846)	372
Net income	$621	$334	$6,051	$1,920
Net income per weighted-average share, basic for Classes A and B	$1.52	$0.82	$14.77	$4.72
Net income per weighted-average share, diluted for Classes A and B	$1.50	$0.81	$14.52	$4.64
Weighted-average shares, basic for Classes A and B	409,165	408,708	409,780	406,929
Weighted-average shares, diluted for Classes A and B	414,054	414,477	416,668	413,378
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$375	$290	$1,048	$765
Services	387	260	1,072	694
(2) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$1
Cost of services revenue	18	13	50	37
Research and development	110	98	306	272
Sales and marketing	67	53	183	147
General and administrative	35	28	92	74
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Net income	$621	$334	$6,051	$1,920
Other comprehensive income (loss):
Changes in market value of available-for-sale securities:
Unrealized gains (losses), net of tax provision (benefit) of $—, ($1), $— and ($4)	—	(2)	—	(11)
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— for all periods	(1)	(4)	3	(9)
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $— for all periods	(3)	5	(2)	(1)
Net change in market value of effective foreign currency forward contracts	(4)	1	1	(10)
Total other comprehensive income (loss)	(4)	(1)	1	(21)
Total comprehensive income, net of taxes	$617	$333	$6,052	$1,899
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	November 1,	February 1,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,025	$2,830
Short-term investments	—	19
Accounts receivable, net of allowance for doubtful accounts of $4 and $2	1,488	1,576
Due from related parties, net	753	937
Other current assets	375	289
Total current assets	4,641	5,651
Property and equipment, net	1,238	1,133
Other assets	2,663	1,853
Deferred tax assets	5,260	103
Intangible assets, net	910	541
Goodwill	7,290	5,381
Total assets	$22,002	$14,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156	$135
Accrued expenses and other	1,563	1,593
Current portion of long-term debt and other borrowings	1,847	—
Unearned revenue	4,382	3,968
Total current liabilities	7,948	5,696
Note payable to Dell	270	270
Long-term debt	2,730	3,972
Unearned revenue	3,503	3,010
Income tax payable	803	889
Operating lease liabilities	644	—
Other liabilities	290	274
Total liabilities	16,188	14,111
Contingencies (refer to Note D)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 109,725 and 110,715 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 300,000 shares	3	3
Additional paid-in capital	46	531
Accumulated other comprehensive income	3	2
Retained earnings	5,761	14
Total stockholders’ equity	5,814	551
Total liabilities and stockholders’ equity	$22,002	$14,662
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	November 1,	November 2,
	2019	2018
Operating activities:
Net income	$6,051	$1,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	542	465
Stock-based compensation	632	531
Deferred income taxes, net	(5,140)	163
Unrealized (gain) loss on equity securities, net	127	(837)
(Gain) loss on disposition of assets, revaluation and impairment, net	(3)	1
Other	3	10
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	148	297
Other current assets and other assets	(476)	(264)
Due to/from related parties, net	179	(10)
Accounts payable	17	125
Accrued expenses and other liabilities	(58)	(117)
Income taxes payable	15	10
Unearned revenue	745	357
Net cash provided by operating activities	2,782	2,651
Investing activities:
Additions to property and equipment	(208)	(178)
Purchases of available-for-sale securities	—	(781)
Sales of available-for-sale securities	—	186
Maturities of available-for-sale securities	—	1,905
Purchases of strategic investments	(18)	(3)
Proceeds from disposition of assets	20	35
Business combinations, net of cash acquired, and purchases of intangible assets	(2,437)	(519)
Net cash paid on disposition of a business	(3)	(11)
Net cash provided by (used in) investing activities	(2,646)	634
Financing activities:
Proceeds from issuance of common stock	200	181
Borrowings under term loan, net of issuance costs	1,993	—
Repayment of term loan	(1,400)	—
Repurchase of common stock	(1,279)	—
Shares repurchased for tax withholdings on vesting of restricted stock	(393)	(228)
Payment for common control transaction with Dell	—	(8)
Principal payments on finance lease obligations	(1)	—
Net cash used in financing activities	(880)	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	(744)	3,230
Cash, cash equivalents and restricted cash at beginning of the period	2,894	6,003
Cash, cash equivalents and restricted cash at end of the period	$2,150	$9,233
Supplemental disclosures of cash flow information:
Cash paid for interest	$131	$126
Cash paid for taxes, net	283	206
Non-cash items:
Changes in capital additions, accrued but not paid	$5	$16
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Three Months Ended November 1, 2019	Shares	Par Value	Shares	Par Value
Balance, August 2, 2019	109	$1	300	$3	$—	$5,188	$7	$5,199
Proceeds from issuance of common stock	1	—	—	—	94	—	—	94
Issuance of stock-based awards in acquisition	—	—	—	—	10	—	—	10
Repurchase and retirement of common stock	(2)	—	—	—	(194)	(48)	—	(242)
Issuance of restricted stock	2	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	—	—	(94)	—	—	(94)
Stock-based compensation	—	—	—	—	230	—	—	230
Total other comprehensive income (loss)	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	—	621	—	621
Balance, November 1, 2019	110	$1	300	$3	$46	$5,761	$3	$5,814

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Nine Months Ended November 1, 2019	Shares	Par Value	Shares	Par Value
Balance, February 1, 2019	111	$1	300	$3	$531	$14	$2	$551
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	3	—	3
Proceeds from issuance of common stock	1	—	—	—	200	—	—	200
Issuance of stock-based awards in acquisition	—	—	—	—	12	—	—	12
Repurchase and retirement of common stock	(7)	—	—	—	(972)	(307)	—	(1,279)
Issuance of restricted stock	7	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(442)	—	—	(442)
Stock-based compensation	—	—	—	—	632	—	—	632
Credit from tax sharing arrangement	—	—	—	—	85	—	—	85
Total other comprehensive income (loss)	—	—	—	—	—	—	1	1
Net income	—	—	—	—	—	6,051	—	6,051
Balance, November 1, 2019	110	$1	300	$3	$46	$5,761	$3	$5,814
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Three Months Ended November 2, 2018	Shares	Par Value	Shares	Par Value
Balance, August 3, 2018	108	$1	300	$3	$1,076	$9,362	$(50)	$10,392
Proceeds from issuance of common stock	1	—	—	—	82	—	—	82
Issuance of stock-based awards in acquisition	—	—	—	—	2	—	—	2
Issuance of restricted stock	2	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(84)	—	—	(84)
Stock-based compensation	—	—	—	—	192	—	—	192
Total other comprehensive income (loss)	—	—	—	—	—	—	(1)	(1)
Common control transaction with Dell	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	334	—	334
Balance, November 2, 2018	110	$1	300	$3	$1,268	$9,690	$(51)	$10,911

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Nine Months Ended November 2, 2018	Shares	Par Value	Shares	Par Value
Balance, February 2, 2018	104	$1	300	$3	$844	$7,791	$(15)	$8,624
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	(15)	(15)	(30)
Proceeds from issuance of common stock	2	—	—	—	181	—	—	181
Issuance of stock-based awards in acquisition	—	—	—	—	2	—	—	2
Issuance of restricted stock	6	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(287)	—	—	(287)
Stock-based compensation	—	—	—	—	531	—	—	531
Amount due from tax sharing arrangement	—	—	—	—	(3)	—	—	(3)
Total other comprehensive income (loss)	—	—	—	—	—	—	(21)	(21)
Common control transaction with Dell	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	1,920	—	1,920
Balance, November 2, 2018	110	$1	300	$3	$1,268	$9,690	$(51)	$10,911
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full fiscal 2020. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s Form 10-K filed on March 29, 2019.
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware (the “Dell Acquisition”). As of November 1, 2019, Dell controlled 80.7% of VMware’s outstanding common stock and 97.5% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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
A discrete tax benefit of $4.9 billion was recognized as a deferred tax asset during the second quarter of fiscal 2020. This deferred tax asset was recognized as a result of the book and tax basis difference on the IP transferred to Ireland. The tax amortization related to the IP transferred will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely under Irish tax laws. The deferred tax asset and the tax benefit were measured based on the Irish tax rate expected to apply in the years the asset will be recovered. The Company expects to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset periodically. The impact of the transaction to net cash provided by or used in operating, investing and financing activities on the condensed consolidated statements of cash flows during the nine months ended November 1, 2019 was not material.
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
Significant accounting policies applicable to leases reflect the adoption of Topic 842. There were no other changes to VMware’s significant accounting policies described in the Form 10-K filed on March 29, 2019 that had a material impact on the Company’s condensed consolidated financial statements and related notes.
Leases
VMware determines if an arrangement contains a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all economic benefits from and has the ability to direct the use of the asset. ROU assets resulting from operating leases are included in other assets, and operating lease liabilities are included in accrued expenses and other and operating lease liabilities on the condensed consolidated balance sheets. ROU assets resulting from finance leases are included in property and equipment, net, and finance lease liabilities are included in accrued expenses and other and other liabilities on the condensed consolidated balance sheets. The current portion of finance lease liabilities included in accrued expenses and other was not material as of November 1, 2019.
Lease assets and liabilities are measured at the present value of the future minimum lease payments over the lease term at commencement date using the incremental borrowing rate. The incremental borrowing rate is generally determined using factors such as the Treasury yields, the Company’s credit rating and interest rates of similar debt instruments with comparable credit ratings, among others.
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that VMware will exercise that option. Lease expense resulting from the minimum lease payments is amortized on a straight-line basis over the remaining lease term. VMware elected the practical expedient to exclude leasing arrangements with a duration of less than twelve months.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. Certain lease agreements may contain lease and non-lease components, such as common-area maintenance costs. The Company elected to account for these components as a single lease component in determining the lease liability. Variable lease payments, which are primarily comprised of common-area maintenance, utilities and real estate taxes that are passed on from the lessor in proportion to the space leased by the Company, are recognized in operating expenses in the period in which the obligation for those payments are incurred.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not material for all periods presented.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $31 million and $24 million as of November 1, 2019 and February 1, 2019, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of November 1, 2019, customer deposits related to customer prepayments and cloud credits of $248 million were included in accrued expenses and other, and $102 million were included in other liabilities on the condensed consolidated balance sheets. As of February 1, 2019, customer deposits related to customer prepayments and cloud credits of $238 million were included in accrued expenses and other, and $60 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of November 1, 2019 and February 1, 2019 were not significant. Deferred commissions included in other assets were $799 million and $756 million as of November 1, 2019 and February 1, 2019, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $79 million and $230 million during the three and nine months ended November 1, 2019, respectively, and $64 million and $193 million during the three and nine months ended November 2, 2018, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	November 1,	February 1,
	2019	2019
Unearned license revenue	$458	$255
Unearned software maintenance revenue	6,545	5,972
Unearned professional services revenue	882	751
Total unearned revenue	$7,885	$6,978

Unearned license revenue is primarily related to the allocated portion of VMware’s software-as-a-service (“SaaS”) offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of November 1, 2019 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of VMware’s SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
The following tables summarize unearned revenue activity during the periods presented (table in millions):

	Three Months Ended
	May 3,	August 2,	November 1,
	2019	2019	2019
Balance, beginning of the period	$6,978	$7,119	$7,533
Current period billings	1,506	1,827	1,667
Revenue recognized from amounts previously classified as unearned revenue(1)	(1,365)	(1,420)	(1,469)
Other(2)	—	7	154
Balance, end of the period	$7,119	$7,533	$7,885

(1) Revenue recognized from performance obligations that were fully satisfied upon delivery, such as on-premises license, for contracts that were executed during the periods presented was not included.
(2) Amount for the three months ended November 1, 2019 primarily represents unearned revenue assumed in the acquisition of Carbon Black, Inc. (“Carbon Black”). Refer to Note E for disclosure regarding VMware’s acquisition of Carbon Black.

	Three Months Ended
	May 4,	August 3,	November 2,
	2018	2018	2018
Balance, beginning of the period	$5,839	$5,756	$6,030
Current period billings	1,210	1,507	1,464
Revenue recognized from amounts previously classified as unearned revenue(1)	(1,215)	(1,233)	(1,299)
Other	(78)	—	6
Balance, end of the period	$5,756	$6,030	$6,201
(1) Revenue recognized from performance obligations that were fully satisfied upon delivery, such as on-premises license, for contracts that were executed during the periods presented was not included.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period.
As of November 1, 2019, the aggregate transaction price allocated to remaining performance obligations was $8.5 billion, of which approximately 55% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of February 1, 2019, the aggregate transaction price allocated to remaining performance obligations was $7.7 billion, of which approximately 56% was expected to be recognized as revenue during fiscal 2020, and the remainder thereafter.
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

Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of
	November 1,	November 2,	November 1,	November 2,	November 1,	February 1,
	2019	2018	2019	2018	2019	2019
Reseller revenue	$730	$544	$2,076	$1,435	$3,031	$2,375
Internal-use revenue	32	5	43	17	49	13
Agency fee revenue	—	—	1	4	—	—
Collaborative technology project receipts	2	1	7	3	n/a	n/a

Customer deposits resulting from transactions with Dell were $151 million and $85 million as of November 1, 2019 and February 1, 2019, respectively.
VMware and Dell engaged in the following ongoing related party transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•	From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects.

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Purchases and leases of products and purchases of services(1)	$60	$38	$196	$129
Dell subsidiary support and administrative costs	14	25	60	79

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
During the fourth quarter of fiscal 2020, VMware entered into an arrangement with Dell to transfer approximately 250 employees from the Dell Technologies Consulting group to VMware. These employees are experienced in providing professional services delivering VMware technology and this transfer centralizes these resources within VMware in order to serve its customers more efficiently and effectively. The transfer is expected to be substantially completed during the fourth quarter of fiscal 2020 and VMware also expects that Dell will resell VMware consulting solutions to its customers.
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees of $34 million and $29 million during the nine months ended November 1, 2019 and November 2, 2018, respectively. Financing fees during the three months ended November 1, 2019 and November 2, 2018 were not significant.
Tax Sharing Agreement with Dell
The following table summarizes the payments made to Dell pursuant to a tax sharing agreement during the periods presented (table in millions):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Payments from VMware to Dell, net	$43	$100	$132	$103

Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and VMware executed during the first quarter of fiscal 2020 (the “Letter Agreement”). The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement recorded in additional paid-in capital during the nine months ended November 1, 2019 was $85 million, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determination made by Dell. The amount recognized in additional paid-in capital during the three months ended November 1, 2019 and the three and nine months ended November 2, 2018 was not significant.
During the third quarter of fiscal 2020, VMware and Dell entered into a support agreement in connection with VMware’s entry into a definitive agreement to acquire Pivotal, which provides that, prior to the close of the proposed acquisition of Pivotal, VMware and Dell will execute an amended tax sharing agreement that will, subject to certain exceptions, generally limit VMware’s maximum annual tax liability to Dell to the amount VMware would owe on a separate tax return basis.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	November 1,	February 1,
	2019	2019
Due from related parties, current	$906	$1,079
Due to related parties, current(1)	153	142
Due from related parties, net, current(2)	$753	$937

Income tax due to related parties, current	$60	$—
Income tax due to related parties, non-current	492	646

(1) Includes an immaterial amount related to the Company’s current operating lease liabilities due to related parties as of November 1, 2019.
(2) The Company also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of November 1, 2019.
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
Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three and nine months ended November 1, 2019 and November 2, 2018, interest expense on the notes payable to Dell was not significant.
Pivotal
Prior to Pivotal’s initial public offering on April 20, 2018, VMware’s previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in VMware having a financial interest of 17% and a voting interest of 24% in Pivotal as of February 1, 2019. As of November 1, 2019, VMware had a financial interest of 16% and a voting interest of 24% in Pivotal. Refer to Note I for disclosure regarding VMware’s current investment in Pivotal and Note N for disclosure of VMware’s proposed acquisition of Pivotal.
D. Contingencies
Litigation
On April 25, 2019, Cirba Inc. (“Cirba”) filed a lawsuit against VMware in the United States District Court for the District of Delaware, alleging two patent infringement claims and three trademark infringement-related claims. On May 6, 2019, Cirba filed a motion seeking a preliminary injunction tied to one of the two patents it alleges VMware infringes. Following a hearing on August 6, 2019, the Court denied Cirba’s preliminary injunction motion. On August 20, 2019,

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware filed counterclaims against Cirba, asserting among other claims that Cirba is infringing four VMware patents. The parties are in the fact discovery and claim construction stage of the case. Trial on Cirba’s claims is currently scheduled for mid-January 2020. No trial date has yet been set on VMware’s claims. On October 22, 2019, VMware filed a separate patent infringement lawsuit against Cirba in the United States District Court for the Eastern District of Virginia, alleging that Cirba also infringes each of these patents. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend against this matter.
On August 10, 2015, the Company received a subpoena from the California Attorney General’s office (“California AG”), following the Company’s settlement with the Department of Justice and the General Services Administration during June 2015. In this matter, the California AG is investigating the accuracy of the Company’s sales practices with departments and agencies within the State of California. The Company held meetings with the California AG’s representatives on November 5, 2015 and on October 30, 2019 and discussions are ongoing. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend against this matter.
On September 11, 2019, Bernard Winkler, a purported stockholder of Carbon Black, filed a class action lawsuit against Carbon Black, the Carbon Black Board and VMware in the United States District Court for the District of Delaware. The complaint alleges, among other things, that the defendants violated Section 14(e) of the Exchange Act by causing a materially incomplete and misleading Schedule 14D-9 Recommendation Statement that was filed with the SEC on September 6, 2019, and against the Carbon Black Board under Section 20(a) of the Exchange Act as control persons. As relief, the complaint seeks, among other things, rescission of the proposed transaction or rescissory damages, an accounting by defendants for all damages caused to the plaintiff and the class, and the award of attorneys’ fees and expenses. Approximately seven similar lawsuits were filed in various district courts around the country. To date, no plaintiff has filed a motion seeking an injunction or taken any other substantive action. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of November 1, 2019, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
E. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
Acquisition of Carbon Black
On October 8, 2019, VMware completed the acquisition of Carbon Black, a developer of cloud-native endpoint protection, in a cash tender offer for all of the outstanding shares of Carbon Black’s common stock, at a price of $26.00 per share. VMware acquired Carbon Black to create a comprehensive intrinsic security portfolio to protect workloads, clients and infrastructure from cloud to edge. Management believes the acquisition will result in synergies with the Carbon Black platform and its VMware NSX and VMware Workspace ONE offerings, among others, and enable VMware to offer a highly-differentiated intrinsic security platform addressing multiple concerns of the security industry. The total preliminary purchase price was $2.0 billion, net of cash acquired of $111 million.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Merger consideration totaling $18 million is held with a third-party paying agent and is payable to a certain employee of Carbon Black subject to specified future employment conditions, and is being recognized as expense over the requisite service period of approximately two years on a straight-line basis.
VMware assumed all of Carbon Black’s unvested stock options and restricted stock outstanding at the completion of the acquisition with an estimated fair value of $181 million. Of the total consideration, $10 million was allocated to the purchase price and $171 million was allocated to future services and will be expensed over the remaining requisite service periods of approximately three years on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.2 was applied to convert Carbon Black’s outstanding stock awards into shares of VMware's common stock.
The following table summarizes the preliminary allocation of the consideration to the fair value of the assets acquired and liabilities assumed on the date of acquisition (table in millions):

Cash	$111
Accounts receivable	58
Intangible assets	492
Goodwill	1,588
Other acquired assets	52
Total assets acquired	2,301
Unearned revenue	151
Other assumed liabilities	45
Total liabilities assumed	196
Fair value of assets acquired and liabilities assumed	$2,105

The following table summarizes the components of the intangible assets acquired and their estimated useful lives by VMware in conjunction with the acquisition (amounts in table in millions):

	Weighted-Average Useful Lives (in years)	Fair Value Amount
Purchased technology	4.2	$232
Customer relationships and customer lists	7.0	215
Trademarks and tradenames	5.0	25
Other	2.0	20
Total definite-lived intangible assets		$492

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on management's estimates and assumptions. The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period, including current and non-current income taxes payable and deferred taxes as additional information is received and tax returns are finalized. VMware expects to finalize the allocation of the purchase price within the measurement period. Management expects that goodwill and identifiable intangible assets will not be deductible for tax purposes.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Other Business Combinations completed during the third quarter of fiscal 2020
During the third quarter of fiscal 2020, VMware completed four other acquisitions, which were not material individually to the condensed consolidated financial statements. VMware expects these acquisitions to enhance its product features and capabilities for its Software-Defined Data Center solutions and SaaS offerings. The aggregate purchase price, net of cash acquired for these four acquisitions was $68 million, which primarily included $21 million of identifiable intangible assets and

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

$48 million of goodwill, of which the majority is not expected to be deductible for tax purposes. The identifiable intangible assets had estimated useful lives of one year to five years and primarily consisted of completed technology.
The pro forma financial information assuming the acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisitions, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes, both individually or in the aggregate.
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
Merger consideration totaling $27 million is held in escrow and is payable to certain employees of Avi Networks subject to specified future employment conditions, and is being recognized as expense over the requisite service period of approximately three years on a straight-line basis.
The fair value of assumed unvested equity awards attributed to post-combination services was $32 million and is being expensed over the remaining requisite service periods of approximately three years on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.
The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. VMware expects to finalize the allocation of the purchase price within the measurement period.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Acquisition of AetherPal, Inc.
During the first quarter of fiscal 2020, VMware completed the acquisition of AetherPal Inc., a provider of remote support solutions, to enhance VMware’s Workspace ONE offerings. The total purchase price was $45 million, which primarily included $12 million of identifiable intangible assets and $33 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily consisted of completed technology and customer relationships, with estimated useful lives of three years to five years.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	November 1, 2019
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.4	$827	$(309)	$518
Customer relationships and customer lists	7.2	426	(116)	310
Trademarks and tradenames	7.2	111	(49)	62
Other	2.0	21	(1)	20
Total definite-lived intangible assets		$1,385	$(475)	$910

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Amortization expense on definite-lived intangible assets was $49 million and $138 million during the three and nine months ended November 1, 2019, respectively, and $39 million and $117 million during the three and nine months ended November 2, 2018, respectively.
Based on intangible assets recorded as of November 1, 2019 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2020	$62
2021	218
2022	199
2023	168
2024	133
Thereafter	130
Total	$910

Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the nine months ended November 1, 2019 (table in millions):

Balance, February 1, 2019	$5,381
Increase in goodwill related to business combinations	1,909
Balance, November 1, 2019	$7,290

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Net income	$621	$334	$6,051	$1,920
Weighted-average shares, basic for Classes A and B	409,165	408,708	409,780	406,929
Effect of other dilutive securities	4,889	5,769	6,888	6,449
Weighted-average shares, diluted for Classes A and B	414,054	414,477	416,668	413,378
Net income per weighted-average share, basic for Classes A and B	$1.52	$0.82	$14.77	$4.72
Net income per weighted-average share, diluted for Classes A and B	$1.50	$0.81	$14.52	$4.64

The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Anti-dilutive securities:
Employee stock options	147	50	6	20
Restricted stock units	4,220	219	363	2,045
Employee stock purchase plan	12	—	4	—
Total	4,379	269	373	2,065

G. Cash and Cash Equivalents
Cash and cash equivalents as of the periods presented consisted of the following (tables in millions):

	November 1, 2019
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$505	$—	$—	$505
Cash equivalents:
Money-market funds	$1,468	$—	$—	$1,468
Demand deposits and time deposits	52	—	—	52
Total cash equivalents	$1,520	$—	$—	$1,520

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	February 1, 2019
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash	$461	$—	$—	$461
Cash equivalents:
Money-market funds	$2,316	$—	$—	$2,316
Demand deposits and time deposits	53	—	—	53
Total cash equivalents	$2,369	$—	$—	$2,369

Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, current portion and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of November 1, 2019 and February 1, 2019 (table in millions):

	November 1,	February 1,
	2019	2019
Cash and cash equivalents	$2,025	$2,830
Restricted cash within other current assets	83	35
Restricted cash within other assets	42	29
Total cash, cash equivalents and restricted cash	$2,150	$2,894

Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.
H. Debt
Unsecured Senior Notes
On August 21, 2017, VMware issued three series of unsecured senior notes (“Senior Notes”) pursuant to a public debt offering. The proceeds from the issuance were $4.0 billion, net of debt discount of $9 million and debt issuance costs of $30 million.
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	November 1,	February 1,	Effective Interest Rate
	2019	2019
Senior Notes:
2.30% Senior Note Due August 21, 2020	$1,250	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Total principal amount	4,000	4,000
Less: unamortized discount	(5)	(7)
Less: unamortized debt issuance costs	(17)	(21)
Net carrying amount	3,978	3,972
Current portion of long-term debt and other borrowings	1,248	—
Long-term debt	$2,730	$3,972

Interest is payable semiannually in arrears, on February 21 and August 21 of each year. During each of the three and nine months ended November 1, 2019 and November 2, 2018, interest expense was $32 million and $97 million, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
Refer to Note C for disclosure regarding the note payable to Dell.
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility (“Credit Facility”) with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.0 billion, for general corporate purposes. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of November 1, 2019 and February 1, 2019, there were no outstanding borrowings under the Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the Credit Facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three and nine months ended November 1, 2019 and November 2, 2018.
Senior Unsecured Term Loan Facility
On September 26, 2019, VMware entered into a senior unsecured term loan facility (the “Term Loan”) with a syndicate of lenders that provides the Company with a borrowing capacity of up to $2.0 billion, for general corporate purposes. The Company may borrow against the Term Loan two times up to its borrowing capacity of $2.0 billion until February 7, 2020. The Term Loan matures on the 364th day following the initial funding under the Term Loan. The Term Loan bears interest at the London interbank offered rate plus 0.75% to 1.25%, or an alternate base rate plus 0.00% to 0.25%, depending on VMware’s external credit ratings. As of November 1, 2019, the weighted-average interest rate on the outstanding Term Loan was 2.67%. The Company drew down $2.0 billion and repaid $1.4 billion during the third quarter of fiscal 2020. As of November 1, 2019, the outstanding balance of $599 million, net of unamortized debt issuance costs, on the Term Loan was included in current portion of long-term debt and other borrowings on the condensed consolidated balance sheets, and $1.4 billion remained available for future borrowing purposes. The Term Loan contains certain representations, warranties and covenants. Commitment fees paid and interest expense, including amortization of issuance costs, for the Term Loan were not significant during the three and nine months ended November 1, 2019.
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
As of November 1, 2019 and February 1, 2019, VMware’s Level 2 investment securities were generally priced using non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	November 1, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$1,468	$—	$1,468
Demand deposits and time deposits	—	52	52
Total cash equivalents	$1,468	$52	$1,520

	February 1, 2019
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,316	$—	$2,316
Demand deposits and time deposits	—	53	53
Total cash equivalents	$2,316	$53	$2,369
Short-term investments:
Marketable equity securities	$19	$—	$19
Total short-term investments	$19	$—	$19

The note payable to Dell, the Senior Notes and the Term Loan were not adjusted to fair value. The fair value of the note payable to Dell was approximately $265 million and $252 million as of November 1, 2019 and February 1, 2019, respectively. The fair value of the Senior Notes was approximately $4.1 billion and $3.9 billion as of November 1, 2019 and February 1, 2019, respectively. The fair value of the Term Loan approximated its carrying value as of November 1, 2019 due to its short-term nature. Fair value for the note payable to Dell, the Senior Notes and the Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. The net impact to the condensed consolidated statements of income was not significant since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at approximately $101 million and $77 million as of November 1, 2019 and February 1, 2019, respectively, and are included in other assets and other liabilities on the condensed consolidated balance sheets.
Equity Securities Carried at Fair Value
As of February 1, 2019, VMware held a publicly traded equity security, which was measured at its fair value of $19 million using quoted prices for identical assets in an active market (Level 1). During the first quarter of fiscal 2020, VMware sold its investment in this equity security. The realized gain recognized on the condensed consolidated statements of income during the nine months ended November 1, 2019 was not significant.
The fair value of VMware’s investment in Pivotal was $676 million and $833 million as of November 1, 2019 and February 1, 2019, respectively, and was determined using the quoted market price of Pivotal’s Class A common stock as of each reporting period, adjusted for the impact of superior voting rights (Level 2).
During the three and nine months ended November 1, 2019, VMware recognized an unrealized gain of $249 million and an unrealized loss of $157 million, respectively, to adjust its investment in Pivotal to its fair value. During the three and nine months ended November 2, 2018, VMware recognized an unrealized loss of $161 million and an unrealized gain of $851 million, respectively, to adjust its investment in Pivotal to its fair value, including an unrealized gain of $668 million recognized as a result of Pivotal’s initial public offering. A discrete tax expense of $61 million and a discrete tax benefit of $39 million for the three and nine months ended November 1, 2019, respectively, were recognized related to the book and tax basis difference on the investment in Pivotal. A discrete tax benefit of $40 million and a discrete tax expense of $196 million, net of the reversal of the previously recorded valuation allowance for the three and nine months ended November 2, 2018, respectively, were recognized related to the book and tax basis difference on the investment in Pivotal. Upon the closing of the proposed acquisition of Pivotal, VMware’s investment in Pivotal, including any unrealized gain or loss previously recognized, will be

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

derecognized. The proposed acquisition will be accounted for as a transaction by entities under common control, in which assets and liabilities transferred will be recorded at their historical carrying amounts on the date of the transfer. Refer to Note N for disclosure regarding VMware’s proposed acquisition of Pivotal.
Financial information of Pivotal is made publicly available. The following tables include summarized financial information for the second quarter of fiscal 2020 obtained from Pivotal’s most recent Form 10-Q filed with the SEC on September 5, 2019 (tables in millions):

	Three Months Ended	Six Months Ended
	August 2,	August 2,
	2019	2019
Results of Operations Data:
Revenue	$193	$379
Gross profit	132	258
Loss from operations	(31)	(66)
Net loss	(28)	(60)
Net loss attributable to Pivotal	(28)	(60)

August 2,
2019
Balance Sheet Data:
Current assets	$1,010
Total assets	1,921
Current liabilities	417
Total liabilities	596
Non-controlling interest	1

Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of November 1, 2019 and February 1, 2019, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $146 million and $95 million, respectively, and were included in other assets on the condensed consolidated balance sheets. During the three and nine months ended November 1, 2019, the Company recognized unrealized gains of $12 million and $35 million, respectively, on these securities. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive income on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and nine months ended

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

November 1, 2019 and November 2, 2018, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. During the three and nine months ended November 2, 2018, interest charges or “forward points” on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded in other income (expense), net on the condensed consolidated statements of income as incurred. Beginning February 2, 2019, the excluded component was recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred.
These forward contracts have contractual maturities of twelve months or less, and as of November 1, 2019 and February 1, 2019, outstanding forward contracts had a total notional value of $99 million and $367 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three and nine months ended November 1, 2019 and November 2, 2018, all cash flow hedges were considered effective.
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
These forward contracts generally have a contractual maturity of one month, and as of November 1, 2019 and February 1, 2019, outstanding forward contracts had a total notional value of $711 million and $1.2 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the nine months ended November 1, 2019, VMware recognized a gain of $46 million related to the settlement of forward contracts. During the three and nine months ended November 2, 2018, VMware recognized gains of $16 million and $74 million, respectively. The loss recognized during the three months ended November 1, 2019 was not material. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities during the nine months ended November 1, 2019 resulted in net gains of $20 million. The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three months ended November 1, 2019 and the three and nine months ended November 2, 2018. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
K. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 27 years. During the three and nine months ended November 1, 2019, lease expense recorded in the condensed consolidated statements of income was $43 million and $122 million, respectively.
The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended	Nine Months Ended
	November 1,	November 1,
	2019	2019
Operating lease expense	$34	$99

Finance lease expense:
Amortization of ROU assets	$2	$3
Total finance lease expense	$2	$3

Short-term lease expense	$1	$2

Variable lease expense	$6	$18
Total lease expense	$43	$122

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the three and nine months ended November 1, 2019.
Supplemental cash flow information related to operating and finance leases during the period presented was as follows (table in millions):

Nine Months Ended
November 1,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$101
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$197
Finance leases	63

Supplemental balance sheet information related to operating and finance leases as of the period presented was as follows (table in millions):

	November 1, 2019
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$774	$60

Lease liabilities, current(2)	$90	$3
Lease liabilities, non-current(3)	644	57
Total lease liabilities	$734	$60
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
Lease term and discount rate related to operating and finance leases as of the period presented were as follows:

November 1,
2019
Weighted-average remaining lease term (in years)
Operating leases	14.6
Finance leases	9.5
Weighted-average discount rate
Operating leases	3.5%
Finance leases	3.1%

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of November 1, 2019 (table in millions):

	Operating Leases	Finance Leases
Remainder of 2020	$25	$1
2021	115	6
2022	106	6
2023	91	8
2024	70	7
Thereafter	581	42
Total future minimum lease payments	988	70
Less: Imputed interest	(254)	(10)
Total lease liabilities(1)	$734	$60
(1) Total lease liabilities as of November 1, 2019 excluded legally binding lease payments for leases signed but not yet commenced of $326 million.
Future lease payments under non-cancellable operating leases as of February 1, 2019 were as follows (table in millions):

2020	$109
2021	79
2022	64
2023	54
2024	41
Thereafter	523
Total(1)	$870
(1) Total future lease payments as of February 1, 2019 excluded legally binding minimum lease payments for leases signed but not yet commenced of $164 million.
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
During August 2017, VMware’s board of directors authorized the repurchase of up to $1.0 billion of Class A common stock through August 31, 2018. On July 1, 2018, VMware’s board of directors extended authorization of the existing stock repurchase program through August 31, 2019. On May 29, 2019, VMware’s board of directors authorized the repurchase of up to an additional $1.5 billion of Class A common stock through the end of fiscal 2021. The $1.5 billion authorization is in addition to VMware’s ongoing $1.0 billion stock repurchase program authorized in August 2017. In the aggregate, $1.1 billion remained available for repurchase as of November 1, 2019.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes stock repurchase activity during the three and nine months ended November 1, 2019 (aggregate purchase price in millions, shares in thousands):

	Three Months Ended	Nine Months Ended
	November 1,	November 1,
	2019	2019
Aggregate purchase price(1)	$242	$1,279
Class A common shares repurchased	1,638	7,333
Weighted-average price per share	$147.65	$174.37

(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital until the balance is reduced to zero and the excess is recorded as a reduction to retained earnings.
There were no repurchases of VMware Class A common stock during the three and nine months ended November 2, 2018.
VMware Restricted Stock
VMware’s restricted stock primarily consists of RSU awards, which have been granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of the grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware’s Class A common stock.
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
The following table summarizes restricted stock activity since February 1, 2019 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, February 1, 2019	18,215	$90.06
Granted	6,215	146.97
Vested	(6,693)	77.29
Forfeited	(1,275)	95.33
Outstanding, November 1, 2019	16,462	116.33

The aggregate vesting date fair value of VMware’s restricted stock that vested during the nine months ended November 1, 2019 was $1.2 billion. As of November 1, 2019, restricted stock representing 16.5 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2.7 billion based on VMware’s closing stock price as of November 1, 2019.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax provision on the condensed consolidated statements of income. Net excess tax benefits recognized during the three and nine months ended November 1, 2019 were $26 million and $134 million, respectively, and were $23 million and $76 million during the three and nine months ended November 2, 2018, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 1, 2019	$1	$1	$2
Unrealized gains (losses), net of tax provision (benefit) of $—, $— and $—	—	3	3
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income, net of tax (provision) benefit of $—, $— and $—	—	(2)	(2)
Other comprehensive income (loss), net	—	1	1
Balance, November 1, 2019	$1	$2	$3

	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Forward Contracts	Total
Balance, February 2, 2018	$(15)	$—	$(15)
Adjustments related to adoption of ASU 2016-01 and 2018-02	(15)	—	(15)
Unrealized gains (losses), net of tax (benefit) of ($4), $— and ($4)	(11)	(9)	(20)
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income, net of tax benefit of $—, $— and $—	—	(1)	(1)
Other comprehensive income (loss), net	(11)	(10)	(21)
Balance, November 2, 2018	$(41)	$(10)	$(51)

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Revenue:
License	$974	$884	$2,853	$2,558
Services:
Software maintenance	1,280	1,138	3,720	3,324
Professional services	202	178	588	501
Total services	1,482	1,316	4,308	3,825
Total revenue(1)	$2,456	$2,200	$7,161	$6,383
(1) Includes revenue derived from VMware’s hybrid cloud subscription and SaaS offerings, which was $330 million and $919 million during the three and nine months ended November 1, 2019, respectively, and $237 million and $665 million during the three and nine months ended November 2, 2018, respectively. Revenue from hybrid cloud subscription offerings consisted primarily of VMware Cloud Provider Program revenue.
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
United States	$1,172	$1,052	$3,395	$3,053
International	1,284	1,148	3,766	3,330
Total	$2,456	$2,200	$7,161	$6,383

Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three and nine months ended November 1, 2019 and November 2, 2018.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	November 1,	February 1,
	2019	2019
United States	$844	$831
International	192	106
Total	$1,036	$937

No individual country other than the U.S. accounted for 10% or more of these assets as of November 1, 2019 and February 1, 2019.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

N. Proposed Acquisition of Pivotal
During the third quarter of fiscal 2020, VMware entered into a definitive agreement to acquire Pivotal at a blended price per share of $11.71, comprised of $15.00 per share in cash to the stockholders of Pivotal’s Class A common shares, and VMware’s Class B common shares exchanged for Pivotal’s Class B common shares held by Dell, at an exchange ratio of 0.0550 VMware shares for each Pivotal share. In the aggregate, this transaction will result in an expected net cash payout of $0.8 billion for VMware and issuance of approximately 7.2 million shares of VMware’s Class B common stock to Dell. The impact of equity issued to Dell would increase its ownership stake in VMware by approximately 0.3 percentage points to 81.0% based on the shares outstanding as of November 1, 2019. Pivotal provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for their customers. The acquisition has been approved by the boards of directors of both VMware and Pivotal (each acting upon the unanimous recommendation of a special committee of the board of directors of each company, consisting solely of independent and disinterested directors, authorized to, among other things, negotiate, evaluate and approve or disapprove potential transactions with one another), and is expected to close in the fourth quarter of fiscal 2020, subject to approval of the merger agreement by Pivotal stockholders (including at least a majority of the outstanding shares of Pivotal’s Class A common stock not owned by VMware or any of its affiliates, including Dell), regulatory approvals and other customary closing conditions. The purchase of Pivotal will be accounted for as a transaction by entities under common control. Assets and liabilities transferred will be recorded at their historical carrying amounts on the date of the transfer. Net assets, including goodwill and certain intangible assets, in the amounts that were previously recognized by Dell for Pivotal in connection with Dell’s acquisition of EMC during fiscal 2016 will also be recognized by VMware. This transaction will require retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of November 1, 2019 should be read in conjunction with our consolidated financial statements for the year ended February 1, 2019 contained in our Form 10-K filed on March 29, 2019.
Period-over-period changes are calculated based upon the respective underlying, non-rounded data. We refer to our fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019 as “fiscal 2021,” “fiscal 2020” and “fiscal 2019,” respectively. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
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
SDDC or Software-Defined Data Center
Our SDDC technologies form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During the nine months ended November 1, 2019, we continued to see growth in sales of our SDDC solutions. Future sales growth rates may fluctuate period to period, depending largely upon the extent to which SDDC technologies are included in our larger EAs. For example, sales from our management products were positively impacted during the nine months ended November 1, 2019 as a result of being included in some of the larger strategic deals.
Hybrid Cloud Computing
Our overarching cloud strategy contains three key components: (i) continue to expand beyond compute virtualization in the private cloud; (ii) extend the private cloud into the public cloud; and (iii) connect and secure endpoints across a range of public clouds. Hybrid cloud subscription offerings were primarily comprised of VMware Cloud Provider Program (“VCPP”) and included VMware Cloud Services, which enable customers to run, manage, connect and secure their applications across private and public clouds.
During the nine months ended November 1, 2019, revenue growth in our hybrid cloud subscription offerings was primarily driven by our VCPP offerings. We expect CloudHealth by VMware and VMware Cloud on AWS to contribute to revenue growth in fiscal 2020.
During the third quarter of fiscal 2020, we acquired Carbon Black, Inc. (“Carbon Black”) to grow our intrinsic security portfolio across network, workload, endpoint, identity and analytics. Also, during the third quarter of fiscal 2020, we entered into a definitive agreement to acquire Pivotal Software, Inc. (“Pivotal”), which is expected to deliver enterprise-grade, Kubernetes-based portfolio for modern applications. The transaction is expected to close during the fourth quarter of fiscal 2020. We expect both the completed Carbon Black acquisition and proposed Pivotal acquisition to contribute to the growth of our revenue derived from our hybrid cloud subscription and software-as-a-service (“SaaS”) offerings. In addition, we expect operating margin will be impacted in fiscal 2021 as a result of our incremental investment in our hybrid cloud subscription and SaaS portfolio, including consideration of the recent Carbon Black acquisition.

EUC or End-User Computing
Our complete EUC solution, VMware Workspace ONE (“Workspace ONE”), is a digital workspace platform powered by Unified Endpoint Management and VMware Horizon. Our Unified Endpoint Management business model includes an on-premises solution that we offer through the sale of perpetual licenses, subscription and SaaS solutions. EUC sales continued to increase during the nine months ended November 1, 2019, driven by the adoption of our subscription offerings such as Workspace ONE.
Dell Synergies
We continue joint marketing, sales, branding and product development efforts with Dell Technologies Inc. (“Dell”) and other Dell companies to enhance the collective value we deliver to our mutual customers. Our collective business built with Dell continued to create synergies that benefited our sales during the nine months ended November 1, 2019.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 1,	November 2,			November 1,	November 2,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue:
License	$974	$884	$90	10%	$2,853	$2,558	$296	12%
Services:
Software maintenance	1,280	1,138	143	13	3,720	3,324	397	12
Professional services	202	178	23	13	588	501	86	17
Total services	1,482	1,316	166	13	4,308	3,825	483	13
Total revenue	$2,456	$2,200	$256	12	$7,161	$6,383	$778	12

Revenue:
United States	$1,172	$1,052	$120	11%	$3,395	$3,053	$342	11%
International	1,284	1,148	137	12	3,766	3,330	436	13
Total revenue	$2,456	$2,200	$256	12	$7,161	$6,383	$778	12
Revenue from our hybrid cloud subscription offerings consisted primarily of VCPP, and revenue from our SaaS offerings consisted primarily of our Unified Endpoint Management mobile solution within Workspace ONE and newer SaaS offerings, such as CloudHealth by VMware, VMware SD-WAN by VeloCloud and VMware Cloud on AWS. VCPP revenue is included in license revenue and SaaS revenue is included in both license and services revenue. Hybrid cloud subscription offerings, together with our SaaS offerings, increased to greater than 12% of our total revenue during the three and nine months ended November 1, 2019 from greater than 10% of our total revenue during the three and nine months ended November 2, 2018.
License revenue relating to the sale of perpetual licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our hybrid cloud subscription and SaaS offerings is recognized on a consumption basis or over a period of time.
License Revenue
License revenue during the three and nine months ended November 1, 2019 compared to the three and nine months ended November 2, 2018, continued to benefit from broad-based growth across our diverse product portfolio and across our U.S. and international geographies. Revenue growth from our VCPP offerings continued to contribute to license revenue growth during the three and nine months ended November 1, 2019. Strength in our large EAs also contributed to license revenue growth during the three and nine months ended November 1, 2019 compared to the three and nine months ended November 2, 2018.

Services Revenue
During the three and nine months ended November 1, 2019, software maintenance revenue continued to benefit from strong renewals of our EAs, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, approximately three years of support and maintenance with each new license purchased.
Professional services revenue increased 13% and 17% during the three and nine months ended November 1, 2019, respectively, as compared to the three and nine months ended November 2, 2018. Services we provide through our technical account managers and our continued focus on solution deployments, including our VMware NSX (“NSX”) products, management solutions as well as other emerging technology products, contributed to the increase in professional services revenue. We continue to also focus on enabling our partners to deliver professional services for our solutions and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	November 1,	February 1,
	2019	2019
Unearned license revenue	$458	$255
Unearned software maintenance revenue	6,545	5,972
Unearned professional services revenue	882	751
Total unearned revenue	$7,885	$6,978
Unearned license revenue is primarily related to the allocated portion of our SaaS offerings and is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of November 1, 2019 was approximately two years. In addition, unearned software maintenance revenue also includes the allocated portion of our SaaS offerings. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of November 1, 2019, the aggregate transaction price allocated to remaining performance obligations was $8.5 billion, of which approximately 55% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of February 1, 2019, the aggregate transaction price allocated to remaining performance obligations was $7.7 billion, of which approximately 56% was expected to be recognized as revenue during fiscal 2020, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. As of November 1, 2019, our total backlog was $71 million. Backlog primarily consists of licenses, maintenance and services. Our backlog related to licenses was $33 million, which we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $10 million as of November 1, 2019 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs. As of February 1, 2019, our total backlog was approximately $449 million and our backlog related to licenses was approximately $147 million. Backlog totaling $34 million as of February 1, 2019 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs.
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
Cost of License Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in salaries and headcount, both organic and through acquisitions, across most of our income statement expense categories for the three and nine months ended November 1, 2019. We expect increases in cash-based employee-related expenses to continue.
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
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 1,	November 2,			November 1,	November 2,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of license revenue	$59	$49	$10	21%	$159	$138	$20	15%
Stock-based compensation	—	—	—	98	1	1	—	81
Total expenses	$59	$49	$10	22	$160	$139	$21	15
% of License revenue	6%	5%			6%	5%
Cost of license revenue increased during the three and nine months ended November 1, 2019 compared to the three and nine months ended November 2, 2018, but remained relatively consistent as a percentage of license revenue. The increase during the nine months ended November 1, 2019 was primarily due to increased amortization of intangible assets of $12 million.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to physically and electronically deliver technical support for our products, all hosted services supporting our SaaS offerings, and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 1,	November 2,			November 1,	November 2,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of services revenue	$301	$253	$49	19%	$886	$740	$146	20%
Stock-based compensation	18	13	4	34	50	37	14	38
Total expenses	$319	$266	$53	20	$936	$777	$160	21
% of Services revenue	22%	20%			22%	20%
Cost of services revenue increased during the three and nine months ended November 1, 2019 compared to the three and nine months ended November 2, 2018. The increase was primarily due to growth in cash-based employee-related expenses of $29 million and $71 million, respectively, during the three and nine months ended November 1, 2019, driven by incremental growth in headcount and salaries. The increase during the nine months ended November 1, 2019 was also due to an increase in costs associated with third-party hosting services to support our SaaS offerings of $29 million and third-party professional services costs of $20 million, resulting from an increase in demand for technical support and services. Equipment and depreciation of $18 million and amortization of intangible assets of $14 million also contributed to the increase during the nine months ended November 1, 2019.

Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in our key growth areas, including NSX and VMware vSAN, while also investing in areas that we expect to be significant growth drivers in future periods, such as VMware Cloud on AWS.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 1,	November 2,			November 1,	November 2,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$472	$401	$71	18%	$1,363	$1,161	$201	17%
Stock-based compensation	110	98	12	12	306	272	34	13
Total expenses	$582	$499	$83	17	$1,669	$1,433	$236	16
% of Total revenue	24%	23%			23%	22%
Research and development expenses increased during the three and nine months ended November 1, 2019 compared to the three and nine months ended November 2, 2018. The increase was primarily due to growth in cash-based employee-related expenses of $65 million and $162 million, respectively, during the three and nine months ended November 1, 2019 driven by incremental growth in salaries and headcount, both organic and through acquisitions. The increase was also driven by an increase of stock-based compensation of $12 million and $34 million, respectively, during the three and nine months ended November 1, 2019 primarily driven by an increase in restricted stock unit awards granted after the first quarter of fiscal 2019. Equipment, depreciation and facilities related costs of $37 million also contributed to the increase during the nine months ended November 1, 2019.
Sales and Marketing Expenses
Sales and marketing expenses include personnel costs, sales commissions and related overhead associated with the sale and marketing of our license and services offerings, as well as the cost of product launches and marketing initiatives. A significant portion of our sales commissions are deferred and recognized over the expected period of benefit.
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 1,	November 2,			November 1,	November 2,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$760	$654	$106	16%	$2,219	$1,963	$258	13%
Stock-based compensation	67	53	13	25	183	147	34	23
Total expenses	$827	$707	$119	17	$2,402	$2,110	$292	14
% of Total revenue	34%	32%			34%	33%
Sales and marketing expenses increased during the three and nine months ended November 1, 2019 compared to the three and nine months ended November 2, 2018. The increase was primarily due to growth in cash-based employee-related expenses of $80 million and $198 million, respectively, during the three and nine months ended November 1, 2019. The growth in cash-based employee-related expenses was driven by incremental growth in salaries and headcount, both organic and through acquisitions, as well as higher commission costs resulting from increased sales volume. The increase was also driven by an increase in stock-based compensation of $13 million and $34 million, respectively, during the three and nine months ended November 1, 2019 primarily driven by an increase in restricted stock unit awards granted after the first quarter of fiscal 2019. The increase during the nine months ended November 1, 2019 was also driven by increased equipment and depreciation of $19 million and increased amortization of intangible assets of $11 million.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.

General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 1,	November 2,			November 1,	November 2,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$203	$150	$53	35%	$533	$455	$78	17%
Stock-based compensation	35	28	7	27	92	74	18	24
Total expenses	$238	$178	$60	34	$625	$529	$96	18
% of Total revenue	10%	8%			9%	8%
General and administrative expenses increased during the three and nine months ended November 1, 2019 compared to the three and nine months ended November 2, 2018 primarily due to growth in cash-based employee-related expenses of $25 million and $51 million, driven by incremental growth in headcount and salaries, as well as an increase in compensation expense of $14 million and $30 million, respectively, relating to installment payments due to certain key employees of our previous acquisitions that are subject to future employment requirements. Acquisition-related costs also increased by $26 million and $27 million for the three and nine months ended November 1, 2019, respectively, primarily relating to the Carbon Black acquisition. Stock-based compensation of $18 million also contributed to the increase during the nine months ended November 1, 2019, primarily driven by an increase in restricted stock unit awards granted after the first quarter of fiscal 2019. The increase for the nine months ended November 1, 2019 was also affected by the variability in timing and amount of charitable donations.
Investment Income
Investment income during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 1,	November 2,			November 1,	November 2,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Investment income	$12	$63	$(51)	(81)%	$40	$168	$(128)	(76)%
% of Total revenue	—%	3%			1%	3%
Investment income decreased during the three and nine months ended November 1, 2019 compared to the three and nine months ended November 2, 2018. The decrease was primarily due to a decrease in interest income driven by the decline in our cash equivalents and short-term investments as a result of the liquidation of our fixed income investments that were used primarily to fund the $11.0 billion special cash dividend paid during the fourth quarter of fiscal 2019. We expect investment income during fiscal 2020 to decrease as compared to fiscal 2019, primarily due to lower cash equivalent and short-term investment balances in fiscal 2020.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	November 1,	November 2,			November 1,	November 2,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other income (expense), net	$263	$(180)	$442	246%	$(97)	$839	$(934)	(111)%
% of Total revenue	11%	8%			1%	13%
The change in other income (expense), net was primarily related to our investment in Pivotal. To adjust our investment in Pivotal to its fair value, we recognized an unrealized gain of $249 million and an unrealized loss of $157 million during the three and nine months ended November 1, 2019, respectively. Additionally, unrealized gains of $12 million and $35 million related to our other strategic investments in privately held companies were recognized for the three and nine months ended November 1, 2019, respectively.
During the three and nine months ended November 2, 2018, an unrealized loss of $161 million and an unrealized gain of $851 million, including an unrealized gain of $668 million recognized as a result of Pivotal’s initial public offering, respectively, were recognized to adjust our investment in Pivotal to its fair value.

The fair value of our investment is determined primarily using the quoted market price of Pivotal’s Class A common stock. As a result, any volatility in Pivotal’s publicly traded Class A common stock introduces variability to our condensed consolidated statements of income.
Upon the closing of the proposed acquisition of Pivotal, our investment in Pivotal, including any unrealized gain or loss previously recognized, will be derecognized. The proposed acquisition will be accounted for as a transaction by entities under common control, in which assets and liabilities transferred will be recorded at their historical carrying amounts on the date of the transfer. Refer to Note N to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure regarding our proposed acquisition of Pivotal.
Income Tax Provision

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
(Dollars in millions)	2019	2018	2019	2018
Income tax provision (benefit)	$45	$11	$(4,846)	$372
Effective tax rate	6.7%	3.2%	N/M	16.2%
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
A discrete tax benefit of $4.9 billion was recognized as a deferred tax asset during the nine months ended November 1, 2019. This deferred tax asset was recognized as a result of the book and tax basis difference on the IP transferred to Ireland. The tax amortization related to the IP transferred will be recognized in future periods and any amortization that is unused in a particular year can be carried forward indefinitely under Irish tax laws. The deferred tax asset and the tax benefit were measured based on the Irish tax rate expected to apply in the years the asset will be recovered. We expect to realize the deferred tax asset resulting from the IP Transfer and will assess the realizability of the deferred tax asset periodically. The impact of the transaction to net cash provided by or used in operating, investing and financing activities on our condensed consolidated statements of cash flows during the nine months ended November 1, 2019 was not material.
The change in our effective income tax rate for the three and nine months ended November 1, 2019 as compared to the three and nine months ended November 2, 2018 was primarily driven by a discrete tax expense of $61 million and a discrete tax benefit of $39 million related to our book and tax basis difference on our investment in Pivotal for the three and nine months ended November 1, 2019, respectively, as compared to a discrete tax benefit of $40 million and a discrete tax expense of $196 million, net of the reversal of the previously recorded valuation allowance, for the three and nine months ended November 2, 2018, respectively. The change was also driven by a reduction in our unrecognized tax benefits of $53 million due to the expiration of statutes of limitations.
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
Our Relationship with Dell
As of November 1, 2019, Dell controlled 31 million shares of Class A common stock and all 300 million shares of Class B common stock, representing 80.7% of our total outstanding shares of common stock and 97.5% of the combined voting power of our outstanding common stock. For a description of related risks, refer to “Risks Related to Our Relationship with Dell” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of
	November 1,	November 2,	November 1,	November 2,	November 1,	February 1,
	2019	2018	2019	2018	2019	2019
Reseller revenue	$730	$544	$2,076	$1,435	$3,031	$2,375
Internal-use revenue	32	5	43	17	49	13
Agency fee revenue	—	—	1	4	—	—
Collaborative technology project receipts	2	1	7	3	n/a	n/a
Sales through Dell as a distributor, which is included in reseller revenue, continues to grow rapidly.
Customer deposits resulting from transactions with Dell were $151 million and $85 million as of November 1, 2019 and February 1, 2019, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects.

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

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Purchases and leases of products and purchases of services(1)	$60	$38	$196	$129
Dell subsidiary support and administrative costs	14	25	60	79
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
During the fourth quarter of fiscal 2020, we entered into an arrangement with Dell to transfer approximately 250 employees from the Dell Technologies Consulting group to us. These employees are experienced in providing professional services delivering our technology and this transfer centralizes these resources within the Company in order to serve our customers more efficiently and effectively. The transfer is expected to be substantially completed during the fourth quarter of fiscal 2020 and we also expect that Dell will resell our consulting solutions to our customers.
Dell Financial Services (“DFS”)
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees of $34 million and $29 million during the nine months ended November 1, 2019 and November 2, 2018, respectively. Financing fees during the three months ended November 1, 2019 and November 2, 2018 were not significant.
Tax Sharing Agreement with Dell
The following table summarizes the payments made to Dell pursuant to a tax sharing agreement during the periods presented (table in millions):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2019	2018	2019	2018
Payments from VMware to Dell, net	$43	$100	$132	$103
Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. Our portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC Corporation and us executed during the first quarter of fiscal 2020 (the “Letter Agreement”). The amounts that we pay to Dell for our portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement recorded in additional paid-in capital during the nine months ended November 1, 2019 was $85 million, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determination made by Dell. The amount recognized in additional paid-in capital during the three months ended November 1, 2019 and the three and nine months ended November 2, 2018 was not significant.
During the third quarter of fiscal 2020, we and Dell entered into a support agreement in connection with our entry into a definitive agreement to acquire Pivotal, which provides that, prior to the close of the proposed acquisition of Pivotal, we and Dell will execute an amended tax sharing agreement that will, subject to certain exceptions, generally limit our maximum annual tax liability to Dell to the amount we would owe on a separate tax return basis.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	November 1,	February 1,
	2019	2019
Due from related parties, current	$906	$1,079
Due to related parties, current(1)	153	142
Due from related parties, net, current(2)	$753	$937

Income tax due to related parties, current	$60	$—
Income tax due to related parties, non-current	492	646
(1) Includes an immaterial amount related to our current operating lease liabilities due to related parties as of November 1, 2019.
(2) We also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of November 1, 2019.
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
Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three and nine months ended November 1, 2019 and November 2, 2018, interest expense on the notes payable to Dell was not significant.
Pivotal
Prior to Pivotal’s initial public offering on April 20, 2018, our previously held preferred shares were converted to shares of non-trading Class B common stock, resulting in us having a financial interest of 17% and a voting interest of 24% in Pivotal as of February 1, 2019. As of November 1, 2019, we had a financial interest of 16% and a voting interest of 24% in Pivotal. During the three and nine months ended November 1, 2019, we recognized an unrealized gain of $249 million and an unrealized loss of $157 million, respectively, to adjust our investment in Pivotal to its fair value. During the three and nine months ended November 2, 2018, we recognized an unrealized loss of $161 million and an unrealized gain of $851 million, respectively, to adjust our investment in Pivotal to its fair value, including an unrealized gain of $668 million recognized as a result of Pivotal’s initial public offering.
Refer to Note I and Note N to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure regarding our current investment in Pivotal and our proposed acquisition of Pivotal.

Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	November 1,	February 1,
	2019	2019
Cash and cash equivalents	$2,025	$2,830
Short-term investments	—	19
Total cash, cash equivalents and short-term investments	$2,025	$2,849
Cash equivalents primarily consisted of amounts invested in money market funds. We limit the amount of our investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk.
We continue to expect that cash generated by operations will be our primary source of liquidity. Upon the closing of the proposed acquisition of Pivotal, we will pay $15.00 per share in cash to the stockholders of Pivotal’s Class A common shares, and our Class B common shares will be exchanged for Pivotal’s Class B common shares held by Dell, resulting in an expected net cash payout of $0.8 billion and issuance of approximately 7.2 million shares of our Class B common stock to Dell. Notwithstanding the impact from the proposed acquisition, we continue to believe that existing cash, cash equivalents and investments, and our borrowing capacity, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. As a result of the enactment of the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), we have greater flexibility to repatriate foreign earnings in future periods without significant U.S. tax impact. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things. We remain committed to a balanced capital allocation policy through investing in our product and solution offerings, acquisitions and returning capital to stockholders through share repurchases. Additionally, given the unpredictable nature of our outstanding legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a negative impact on our overall liquidity.
The 2017 Tax Act imposed a Transition Tax and eliminates U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our unpaid liabilities related to the Transition Tax as of November 1, 2019 was $557 million, which we expect to pay over the next six years pursuant to the Letter Agreement. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. During the nine months ended November 1, 2019, $84 million was recognized, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determination made by Dell, and the amount was recognized as a component of additional paid-in capital.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Nine Months Ended
	November 1,	November 2,
	2019	2018
Net cash provided by (used in):
Operating activities	$2,782	$2,651
Investing activities	(2,646)	634
Financing activities	(880)	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(744)	$3,230
Operating Activities
Cash provided by operating activities increased by $131 million during the nine months ended November 1, 2019 compared to the nine months ended November 2, 2018. Cash provided by operating activities benefited from an increase in cash collections due to increased sales. The increase was partially offset by increased cash payments for operating expenses and employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount, as well as decreased investment income from our available-for-sale securities as a result of the liquidation of our fixed income investments used to fund the payment of the $11.0 billion special cash dividend during the fourth quarter of fiscal 2019.

Investing Activities
Cash used in investing activities is generally attributable to the purchase of available-for-sale securities, business acquisitions and capital expenditures. Cash provided by investing activities is affected by the sales and maturities of our available-for-sale securities.
Cash used in investing activities increased by $3.3 billion during the nine months ended November 1, 2019 compared to the nine months ended November 2, 2018, driven primarily by higher business combinations activities during the nine months ended November 1, 2019 primarily due to $2.0 billion paid to acquire Carbon Black. Additionally, cash used in investing activities was also driven by decreased net proceeds from our available-for-sale securities as a result of the liquidation of our fixed income investments used to fund the payment of the $11.0 billion special cash dividend during the fourth quarter of fiscal 2019.
Financing Activities
Cash used in financing activities increased by $825 million during the nine months ended November 1, 2019 compared to the nine months ended November 2, 2018. The increase was primarily a result of an increase in the repurchase of our common stock activity of $1.3 billion, partially offset by borrowing and repayment of our senior unsecured term loan facility (the “Term Loan”), which resulted in net cash inflow of $593 million.
Unsecured Senior Notes
On August 21, 2017, we issued three series of unsecured notes (“Senior Notes”) pursuant to a public debt offering in the aggregate principal amount of $4.0 billion.
The carrying value of the Senior Notes as of November 1, 2019 was as follows (amounts in millions):

Senior Notes:
2.30% Senior Note Due August 21, 2020	$1,250
2.95% Senior Note Due August 21, 2022	1,500
3.90% Senior Note Due August 21, 2027	1,250
Total principal amount	$4,000
Interest is payable semiannually in arrears, on February 21 and August 21 of each year. During each of the nine months ended November 1, 2019 and November 2, 2018, $122 million was paid for interest related to the Senior Notes.
The Senior Notes also include restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
Revolving Credit Facility
On September 12, 2017, we entered into a Credit Facility with a syndicate of lenders that provides us with a borrowing capacity of up to $1.0 billion, for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of November 1, 2019, there were no outstanding borrowings under the Credit Facility.
Senior Unsecured Term Loan Facility
On September 26, 2019, we entered into the Term Loan with a syndicate of lenders that provides us with a borrowing capacity of up to $2.0 billion, for general corporate purposes. We may borrow against the Term Loan two times up to its borrowing capacity of $2.0 billion until February 7, 2020. The Term Loan matures on the 364th day following the initial funding under the Term Loan. The Term Loan bears interest at the London interbank offered rate plus 0.75% to 1.25%, or an alternate base rate plus 0.00% to 0.25%, depending on our external credit ratings. As of November 1, 2019, the weighted-average interest rate on the outstanding Term Loan was 2.67%. We drew down $2.0 billion and repaid $1.4 billion during the third quarter of fiscal 2020. As of November 1, 2019, the outstanding balance of $599 million, net of unamortized debt issuance costs, on the Term Loan was included in current portion of long-term debt and other borrowings on the condensed consolidated balance sheets, and $1.4 billion remained available for future borrowing purposes. The Term Loan contains certain representations, warranties and covenants. Commitment fees paid and interest expense, including amortization of issuance costs, for the Term Loan were not significant during the three and nine months ended November 1, 2019.

Note Payable to Dell
As of November 1, 2019, the carrying value of the outstanding note payable to Dell due December 1, 2022 was $270 million. Interest is payable quarterly in arrears at the annual rate of 1.75%. The amount paid for interest related to the Note was not significant during the nine months ended November 1, 2019 and November 2, 2018.
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
On May 29, 2019, our board of directors authorized the repurchase of up to an additional $1.5 billion of Class A common stock through the end of fiscal 2021. The $1.5 billion authorization is in addition to our ongoing stock repurchase program authorized in August 2017. As of November 1, 2019, the cumulative authorized amount remaining for stock repurchases was $1.1 billion. Refer to Note L to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
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
During the three months ended November 1, 2019, except for the change in critical accounting policies and estimates related to the business combinations described below, there were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Form 10-K.
Business Combinations
We allocate the purchase price of acquirees to the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred over the net amounts of the identifiable tangible and intangible assets acquired and the liabilities assumed at the acquisition date.
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
There were no material changes to our market risk exposures during the nine months ended November 1, 2019. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K filed on March 29, 2019 for a detailed discussion of our market risk exposures.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended November 1, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Note D of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings. See also the risk factor entitled “We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of potential risks to our results of operations and financial condition that may arise from legal proceedings.

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
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of VMware vSphere (“vSphere”) has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public and hybrid cloud-based computing and mobile computing, including our vSphere-based software-defined data center (“SDDC”) products such as our vRealize management and automation offerings, VMware vSAN storage virtualization offerings, and network virtualization (“NSX”) offerings, as well as our Horizon client virtualization offerings, Unified Endpoint Management mobile device management offerings and our VMware Cloud on AWS offering. We have also been introducing software-as-a-service (“SaaS”) versions of our on-premises products, including VMware Horizon Suite and certain Unified Endpoint Management offerings, and are working to extend our comprehensive data center virtualization and container platform into the public cloud and to introduce cloud products and services by investing in cloud and SaaS initiatives and partnering with public cloud providers such as Amazon Web Services (“AWS”) and IBM. Additionally, we announced the availability of Azure VMware Solutions in May 2019 and Google Cloud VMware Solution in July 2019, each through our partnership with CloudSimple, and the availability of Oracle Cloud VMware Solution in September 2019. Recently, VMware has also begun to build, invest in, and acquire a range of SaaS and cloud-native technologies and products, including those acquired through our Heptio Inc., CloudHealth Technologies, Inc., and VeloCloud Networks, Inc. (“VeloCloud”) acquisitions, and we have launched managed subscription services such as VMware Cloud on AWS Outposts and our VMware Cloud on Dell EMC. In October 2019, we completed the acquisition of Carbon Black, Inc. (“Carbon Black”), which will form the nucleus of VMware’s new security business unit focused on helping to provide advanced cybersecurity protection to customers. Additionally, our proposed acquisition of Pivotal, which is expected to close in the fourth quarter of fiscal 2020, will significantly increase our presence in the cloud native applications segment. These initiatives present new and difficult technological, operational and compliance challenges, and significant investments continue to be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private and hybrid cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business continues to increase, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that our newer products and services are adopted more slowly than revenue growth in our established server virtualization offerings declines, our revenue growth rates may slow materially or our revenue may decline substantially, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
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
Providers of enterprise security offerings. With the close of VMware’s acquisition of Carbon Black in October 2019, we launched a new security business unit that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and the frequent introductions of new solutions. Carbon Black’s competitors include legacy antivirus solution providers such as McAfee and Symantec, a division of Broadcom Inc., established software and infrastructure providers such as Blackberry Limited (after recently purchasing Cylance, Inc.) and Microsoft as well as next-generation endpoint security providers such as CrowdStrike. In addition, new startup companies and established companies have entered or are currently attempting to enter the next-generation endpoint security market. While we believe that the intrinsic security elements in our existing offerings coupled with our Cloud Back endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain. If our efforts to enter the enterprise security market segment are unsuccessful, our operating results could be materially adversely affected.
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
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack appear to provide pricing competition and enable competing vendors to leverage these open source technologies to compete directly with us. A number of enterprise IT vendors have released solutions based on open source technologies that are targeting data center virtualization and private cloud, including Red Hat, now a part of IBM, and Nutanix. VMware is delivering container technologies such as PKS, and Cloud Native Application technologies portfolio with VMware Tanzu. We have also increased our level of commitment to open source projects and communities like the Cloud Native Computing Foundation that are designed to increase the rate at which customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition. As we continue to invest in these areas, we will experience increasing competitive overlap with other cloud native vendors like Red Hat and the large providers of public cloud infrastructure.
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
Our ability to react quickly to new technology trends and customer requirements is negatively impacted by the length of our development cycle for new products and services and product and service enhancements, which has frequently been longer than we originally anticipated. This is due in part to the increasing complexity of our product offerings as we increase their interoperability, and enable and maintain their compatibility with multiple IT resources such as public clouds utilized by our customers, which can significantly increase the development time and effort necessary to achieve the interoperability of our offerings while maintaining product quality. When we release significant new versions of our existing offerings, the complexity of our products may require existing customers to remove and replace prior versions in order to take full advantage of substantial new features and capabilities, which may subdue initial demand for the new versions or, conversely, depress demand for existing versions until the customer is ready to purchase and install the newest release. If we are unable to evolve our solutions and offerings in time to respond to and remain ahead of new technological developments, our ability to retain or increase market share and revenue in the software-defined data center, hybrid cloud computing and end-user computing industries could be materially adversely affected. With respect to our SDDC products, if we fail to introduce compelling new features in future upgrades to our vSphere product line, manage the transition to hybrid cloud platforms, develop new or tightly integrate existing applications for our virtualization technology that address customer requirements for integration, automation and management of their IT systems with public cloud resources, overall demand for products and services based on vSphere may decline. Additionally, if we fail to realize returns on investments in our newer NSX virtual networking, hyperconverged infrastructure, hybrid cloud and SaaS, and edge computing initiatives as well as our recently launched security business unit, our operating margins and results of operations will be adversely impacted.

Breaches of our cybersecurity systems or the systems of our vendors, partners and suppliers could seriously harm our business.
We depend upon our IT systems and the systems of SaaS providers to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Consequently, cyber risks represent a large and growing risk to our business. We are increasingly developing and maintaining large data sets and relying on machine learning, artificial intelligence and analytics to provide services to our customers and partners. Unauthorized parties (which may have included nation states and individuals sponsored by them) have penetrated our network security and our website in the past and such unauthorized parties may do so in the future. Employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments in the past and may do so in the future. These cyber-attacks, which are increasing in number and technical sophistication, threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems and processes. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as our customers conduct more purchase and service transactions online, and as we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments. Additionally, with our recent acquisition of endpoint security provider Carbon Black and the launch of our new security business unit, our products may be targeted by computer hackers seeking to compromise product security.
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
We have acquired in the past, and plan to acquire in the future, other businesses, products or technologies. In October 2019, we completed our acquisition of Carbon Black and, in August 2019, we entered into a definitive agreement to acquire Pivotal, subject to the satisfaction of customary closing conditions and requisite approvals. We also from time to time sell or divest businesses, products and technologies. For instance, in May 2017, we sold the VMware vCloud Air business (“vCloud Air”) to OVH US LLC. Acquisitions and divestitures involve significant risks and uncertainties, which include:

•	disrupting our ongoing operations and diverting management from day-to-day responsibilities;

•
increasing our expenses, and adversely impacting our business, financial condition and operating results, including, for example, the dilutive impact on our operating margin and earnings per share that we expect from our acquisition of Carbon Black;

•	the costs of integrating business operations and on-boarding personnel, particularly for larger acquisitions such as Carbon Black and the proposed acquisition of Pivotal;

•	failure of an acquired business to further our business strategy;

•	uncertainties in achieving the expected benefits of an acquisition or disposition, including enhanced revenue, technology, human resources, cost savings, operating efficiencies and other synergies;

•	reducing cash available for operations, stock repurchase programs and other uses and resulting in potentially dilutive issuances of equity securities or the incurrence of debt;

•	incurring amortization expense related to identifiable intangible assets acquired that could impact our operating results;

•	difficulty integrating the operations, systems, technologies, products and personnel of acquired businesses effectively;

•	the need to provide transition services in connection with a disposition, such as the sale of vCloud Air, which may result in the diversion of resources and focus;

•	difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors;

•	retaining and motivating key personnel from acquired companies;

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

•
risks relating to the challenges and costs of closing a transaction, including, for example, with respect to the proposed acquisition of Pivotal, Pivotal’s ability to obtain their stockholders’ approval, including from a majority of the minority stockholders, as well as completion of customary closing conditions;

•
the accounting consequences of certain acquisitions which may vary by deal structure, including, for instance, the need to account for our proposed acquisition of Pivotal as an entity under common control, which will require audited prior period financial statements of both VMware and Pivotal to be combined and recast as if the entities had historically operated as one combined entity; and

•	the need to later divest acquired assets at a loss if an acquisition does not meet our expectations.
We are exposed to foreign exchange risks.
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For example, political and economic instability created by Brexit has resulted in significant volatility in the value of the British pound and other currencies, including the euro. During the nine months ended November 1, 2019, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, a significant fluctuation in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results. For example, we experienced a measurable negative impact to our revenue in 2015 due to exchange rate fluctuations. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
Our $11.0 billion special dividend that we distributed in fiscal 2019 could limit our ability to fund significant future stock repurchases and strategic investments.
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
We have $4.0 billion in unsecured notes outstanding as well as an additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell. We also have a $1.0 billion unsecured revolving credit facility, which is currently undrawn, and a $2.0 billion senior unsecured 364-day term loan facility, which, as of the end of the third quarter of fiscal 2020, had an outstanding balance of $600 million and $1.4 billion remaining for future borrowing through February 7, 2020 (collectively, the “Credit Facilities”). Our current and any future debt may adversely affect our financial condition and future financial results by, among other things:

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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our NSX virtual networking, hyperconverged infrastructure, hybrid cloud and SaaS, and edge computing initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 23% of our total revenue during the nine months ended November 1, 2019. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us.
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to commercial, product liability, intellectual property, cybersecurity, privacy, data protection, antitrust, breach of contract, employment, class action, whistleblower, mergers and acquisitions and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations.

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
Two of our distributors each accounted for 10% or more of our consolidated revenue during the nine months ended November 1, 2019. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of November 1, 2019, goodwill and amortizable intangible assets were $7.3 billion and $910 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business or statutory rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits and tax deficiencies within the income tax provision in the period in which they occur, the impact of accounting for business combinations, our proposed acquisition of Pivotal, which will be accounted for as a common control transaction, shifts in the amount of earnings in the U.S. compared with other regions in the world and overall levels of income before tax, changes in our international organization, as well as the expiration of statute of limitations and settlements of audits.
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
As of November 1, 2019, Dell beneficially owned 30,679,000 shares of our Class A common stock and all 300,000,000 shares of our Class B common stock, representing 80.7% of the total outstanding shares of common stock or 97.5% of the voting power of outstanding common stock held by EMC, and we are considered a “controlled” company under the rules of the New York Stock Exchange (“NYSE”). Accordingly, strategic and business decisions made by Dell can impact our strategic and business decisions and relationships, and public speculation regarding Dell’s strategic direction and prospects, as well as our relationship with Dell, can cause our stock price to fluctuate.
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
As of November 1, 2019, Dell controlled 80.7% of the total outstanding shares of common stock, including all of our outstanding Class B common stock, representing 97.5% of the voting power of our total outstanding common stock. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of November 1, 2019, Dell controlled 80.7% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Additionally, we have agreed to issue to Dell shares of our Class B common stock in exchange for its shares in Pivotal upon the closing of our proposed acquisition of Pivotal, which would increase Dell’s ownership to 81.0% of VMware’s outstanding common stock. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Pursuant to a letter agreement entered into by VMware and Dell on July 1, 2018, until the ten-year anniversary of the agreement, Dell may not purchase or otherwise acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such transaction has been approved in advance by a special committee of the VMware Board of Directors comprised solely of independent and disinterested directors or such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
We engage in related persons transactions with Dell that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with Dell that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services, and we expect to engage in additional related persons transactions with Dell to leverage the benefits of our strategic alignment. For example, in August 2019, we announced we entered into a merger agreement with Pivotal, which we expect to close in the fourth quarter of fiscal 2020. We hold a significant ownership interest in Pivotal, which became publicly traded on April 20, 2018. Additionally, in December 2019, personnel in the Dell Technologies Consulting group who provide professional services for VMware product offerings to Dell customers will transfer to VMware’s professional services group.
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
The Chairman of our Board of Directors, Michael Dell, is also Chairman and CEO of Dell and is a significant stockholder of Dell, and one of our directors, Egon Durbin, is member of the Dell board of directors and managing partner of Silver Lake Partners, which is a significant stockholder of Dell. Another of our directors also holds shares of Dell common stock. Dell, through its controlling voting interest in our outstanding common stock, is entitled to elect 8 of our 9 directors and possesses sufficient voting control to elect the remaining director. Ownership of Dell common stock by our directors and the presence of executive officers or directors of Dell on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Dell that could have different implications for Dell than they do for us. Our Board has approved resolutions that address corporate opportunities that are presented to our directors that are also directors or officers of Dell. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are directors of both us and Dell and we may be precluded from pursuing certain growth initiatives.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in related party transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another and to Pivotal, and agreements for Dell to resell and distribute our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three and nine months ended November 1, 2019, we recognized revenue of $762 million and $2.1 billion, respectively, and as of November 1, 2019, $3.1 billion of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Dell, which beneficially owned 80.7% of our outstanding stock as of November 1, 2019, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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

Purchases of Class A common stock during the three months ended November 1, 2019 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
August 3 – August 30, 2019	794,100	$147.08	794,100	$1,180,414,276
August 31 – September 27, 2019	662,000	147.71	662,000	1,082,628,683
September 28 – November 1, 2019	181,700	149.91	181,700	1,055,390,646
	1,637,800	$147.65	1,637,800	1,055,390,646

(1)	The average price paid per share excludes commissions.
(2) Represents the amounts remaining from VMware’s $1.0 billion stock repurchase authorization announced on August 14, 2017, which was extended on July 1, 2018 and expires on August 31, 2019. On May 29, 2019, our board of directors authorized the repurchase of up to an additional $1.5 billion of Class A common stock through the end of fiscal 2021. The $1.5 billion authorization is in addition to our ongoing stock repurchase program authorized in August 2017. Amounts remaining exclude commissions.

ITEM 6.	EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger among VMware, Inc., Calistoga Merger Corp. and Carbon Black, Inc. dated as of August 22, 2019	8-K	001-33622	2.1	8/22/19
2.2	Agreement and Plan of Merger among VMware, Inc., Raven Transaction Sub, Inc. and Pivotal Software, Inc. dated as of August 22, 2019	8-K	001-33622	2.1	8/22/19
10.33	Tender and Support Agreement by and among VMware, Inc., Calistoga Merger Corp. and specified stockholders entered into as of August 22, 2019	8-K	001-33622	10.1	8/22/19
10.34	Voting Agreement between VMware, Inc., Ford Motor Company dated as of August 22, 2019	8-K	001-33622	10.1	8/22/19
10.35	Consent and Support Agreement by and among VMware, Inc., Dell Technologies, Inc., and EMC Equity Assets LLC and with respect to Section 5 and 6 EMC Corporation and VMW Holdco LLC	8-K	001-33622	10.2	8/22/19
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	December 6, 2019	By:	/s/ Kevan Krysler
Kevan Krysler Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)