Form 10-Q
period 2020-05-01
VMWARE, INC.
filed 2020-06-08
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 29, 2020, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 419,050,230, of which 111,828,394 shares were Class A common stock and 307,221,836 were Class B common stock.

VMware, Pivotal, vSphere, Nyansa, CloudHealth, VMware Cloud, Carbon Black, Workspace ONE, Horizon, VeloCloud, vRealize VMware vSAN, NSX, Heptio, Tanzu, VMworld, and VMware Foundation are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended
	May 1,	May 3,
	2020	2019(1)
Revenue(2)(3):
License	$660	$646
Subscription and SaaS	572	411
Services	1,502	1,393
Total revenue	2,734	2,450
Operating expenses(2)(4):
Cost of license revenue	40	36
Cost of subscription and SaaS revenue	126	94
Cost of services revenue	318	299
Research and development	665	590
Sales and marketing	917	868
General and administrative	246	209
Realignment and loss on disposition	4	—
Operating income	418	354
Investment income	5	14
Interest expense	(49)	(34)
Other income (expense), net	(6)	17
Income before income tax	368	351
Income tax benefit	(18)	(14)
Net income	386	365
Less: Net loss attributable to non-controlling interests	—	(15)
Net income attributable to VMware, Inc.	$386	$380
Net income per weighted-average share attributable to VMware, Inc. common stockholders, basic for Classes A and B	$0.92	$0.91
Net income per weighted-average share attributable to VMware, Inc. common stockholders, diluted for Classes A and B	$0.92	$0.89
Weighted-average shares, basic for Classes A and B	418,383	417,636
Weighted-average shares, diluted for Classes A and B	421,513	426,697
__________
(1)   Adjusted to reflect the recast of prior period information due to the Pivotal Software, Inc. (“Pivotal”) acquisition in fiscal 2020, which was accounted for as a transaction between entities under common control (refer to Note A).

(2)   Effective the fourth quarter of fiscal 2020, revenue recognized from subscription and SaaS offerings, as well as the related cost of subscription and SaaS revenue, are being presented separately (refer to Note A).

(3) Includes related party revenue as follows (refer to Note C):
License	$323	$279
Subscription and SaaS	115	72
Services	444	326
(4) Includes stock-based compensation as follows:
Cost of subscription and SaaS revenue	$4	$3
Cost of services revenue	22	18
Research and development	125	102
Sales and marketing	72	63
General and administrative	49	30
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	May 1,	May 3,
	2020	2019(1)
Net income	$386	$365
Other comprehensive income (loss):
Changes in market value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of ($2) and $—	(13)	4
Foreign currency translation adjustments	(1)	—
Total other comprehensive income (loss)	(14)	4
Comprehensive income, net of taxes	372	369
Less: Net loss attributable to the non-controlling interests	—	(15)
Comprehensive income attributable to VMware, Inc.	$372	$384
__________
(1)   Adjusted to reflect the recast of prior period information due to the Pivotal acquisition in fiscal 2020, which was accounted for as a transaction between entities under common control (refer to Note A).

The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	May 1,	January 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$5,946	$2,915
Accounts receivable, net of allowance for doubtful accounts of $6 and $7	1,535	1,883
Due from related parties, net	767	1,457
Other current assets	457	436
Total current assets	8,705	6,691
Property and equipment, net	1,292	1,280
Other assets	2,328	2,266
Deferred tax assets	5,658	5,556
Intangible assets, net	1,106	1,172
Goodwill	9,353	9,329
Total assets	$28,442	$26,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195	$208
Accrued expenses and other	1,922	2,151
Current portion of long-term debt and other borrowings	2,748	2,747
Unearned revenue	5,182	5,218
Total current liabilities	10,047	10,324
Note payable to Dell	270	270
Long-term debt	4,712	2,731
Unearned revenue	4,036	4,050
Income tax payable	816	817
Operating lease liabilities	787	746
Other liabilities	346	347
Total liabilities	21,014	19,285
Contingencies (refer to Note D)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 112,068 and 110,484 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 307,222 shares	3	3
Additional paid-in capital	2,047	2,000
Accumulated other comprehensive loss	(18)	(4)
Retained earnings	5,395	5,009
Total stockholders’ equity	7,428	7,009
Total liabilities and stockholders’ equity	$28,442	$26,294
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	May 1,	May 3,
	2020	2019(1)
Operating activities:
Net income	$386	$365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244	201
Stock-based compensation	272	216
Deferred income taxes, net	(98)	(18)
Unrealized (gain) loss on equity securities, net	(6)	3
(Gain) loss on disposition of assets, revaluation and impairment, net	6	(5)
Other	(4)	1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	352	438
Other current assets and other assets	(171)	(125)
Due to/from related parties, net	690	614
Accounts payable	(10)	16
Accrued expenses and other liabilities	(249)	(356)
Income taxes payable	15	(45)
Unearned revenue	(53)	90
Net cash provided by operating activities	1,374	1,395
Investing activities:
Additions to property and equipment	(87)	(73)
Purchases of strategic investments	(5)	—
Proceeds from disposition of assets	4	22
Business combinations, net of cash acquired, and purchases of intangible assets	(38)	(45)
Net cash paid on disposition of a business	—	(4)
Net cash used in investing activities	(126)	(100)
Financing activities:
Proceeds from issuance of common stock	106	134
Net proceeds from issuance of long-term debt	1,984	—
Repurchase of common stock	(181)	(591)
Shares repurchased for tax withholdings on vesting of restricted stock	(115)	(204)
Principal payments on finance lease obligations	(1)	—
Net cash provided by (used in) financing activities	1,793	(661)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Net increase in cash, cash equivalents and restricted cash	3,040	634
Cash, cash equivalents and restricted cash at beginning of the period	3,031	3,596
Cash, cash equivalents and restricted cash at end of the period	$6,071	$4,230
Supplemental disclosures of cash flow information:
Cash paid for interest	$74	$62
Cash paid for taxes, net	76	88
Non-cash items:
Changes in capital additions, accrued but not paid	$(7)	$3
__________
(1)   Adjusted to reflect the recast of prior period information due to the Pivotal acquisition in fiscal 2020, which was accounted for as a transaction between entities under common control (refer to Note A).

The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended May 1, 2020	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 31, 2020	110	$1	307	$3	$2,000	$5,009	$(4)	$—	$7,009
Proceeds from issuance of common stock	1	—	—	—	110	—	—	—	110
Repurchase and retirement of common stock	(2)	—	—	—	(181)	—	—	—	(181)
Issuance of restricted stock	3	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	—	—	(154)	—	—	—	(154)
Stock-based compensation					272				272
Total other comprehensive income (loss)	—	—	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	386	—	—	386
Balance, May 1, 2020	112	$1	307	$3	$2,047	$5,395	$(18)	$—	$7,428

Three Months Ended May 3, 2019(1)	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, February 1, 2019	111	$1	300	$3	$2,959	$(1,096)	$(2)	$1,026	$2,891
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	2	—	—	2
Proceeds from issuance of common stock	1	—	—	—	103	—	—	—	103
Repurchase and retirement of common stock	(3)	—	—	—	(591)	—	—	—	(591)
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(207)	—	—	—	(207)
Stock-based compensation	—	—	—	—	194	—	—	22	216
Investment from Dell, net	—	—	—	—	16	—	—	9	25
Total other comprehensive income (loss)	—	—	—	—	—	—	4	—	4
Transactions with Pivotal’s non-controlling stockholders	—	—	—	—	(14)	—	—	40	26
Net income (loss)	—	—	—	—	—	380	—	(15)	365
Balance, May 3, 2019	110	$1	300	$3	$2,460	$(714)	$2	$1,082	$2,834
__________
(1)  Adjusted to reflect the recast of prior period information due to the Pivotal acquisition in fiscal 2020, which was accounted for as a transaction between entities under common control (refer to Note A).

The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) originally pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology (“IT”) driven innovation continues to disrupt markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. IT is working at an accelerated pace to harness new technologies, platforms and cloud models, ultimately guiding businesses through a digital transformation. To take on these challenges, VMware is working with customers in the areas of hybrid and multi-cloud, modern applications, networking, security and digital workspaces. VMware’s software provides a flexible digital foundation to enable customers in their digital transformations.
Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Retrospective Combination of Historical Financial Statements
In December 2019, VMware completed the acquisition of Pivotal, which was, at the time, a subsidiary of VMware’s parent company, Dell Technologies Inc. (“Dell”). The purchase of the controlling interest in Pivotal from Dell was accounted for as a transaction between entities under common control in accordance with Accounting Standards Codification 805-50, Business Combination - Related Issues, which requires retrospective combination of entities for all periods presented, as if the combination had been in effect since the inception of common control. The condensed consolidated financial statements of VMware and notes thereto are presented on a combined basis, as both VMware and Pivotal were under common control for all periods presented.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full fiscal year 2021. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s Annual Report on Form 10-K filed on March 26, 2020.
Effective September 7, 2016, Dell (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware. As of May 1, 2020, Dell controlled 80.6% of VMware’s outstanding common stock and 97.4% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. The portion of results of operations attributable to the non-controlling interests for Pivotal prior to the acquisition was included in net loss attributable to non-controlling interests on the condensed consolidated

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

statements of income for the periods presented. As part of the acquisition of Pivotal, VMware acquired the non-controlling interests in Pivotal from the holders of Pivotal Class A common stock, and as of May 1, 2020 and January 31, 2020 held 100% of the controlling financial interest in Pivotal. The cumulative portion of the results of operations and changes in the net assets of Pivotal attributable to the non-controlling interests through the acquisition date were reclassified to additional paid-in capital on the condensed consolidated balance sheet as of January 31, 2020.
All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with Dell and its consolidated subsidiaries are generally settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying transaction.
Intra-Group Transfer of Intellectual Property
During the first quarter of fiscal 2021, the Company completed an intra-group transfer of certain of its intellectual property rights (the “IP”) to the Company’s Irish subsidiary, resulting in a discrete tax benefit of $59 million recognized with a deferred tax asset. This deferred tax asset was recognized as a result of the book and tax basis difference on the IP transferred and was based on the IP’s current fair value.
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
As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. To the extent our actual results differ materially from those estimates and assumptions, the Company’s future financial statements could be affected.
Subscription and SaaS Revenue
Effective with the fourth quarter of fiscal 2020, VMware presented new revenue and cost of revenue line items entitled “subscription and SaaS revenue” and “cost of subscription and SaaS revenue.” Previously, subscription and software-as-a-service (“SaaS”) revenue was referred to as “hybrid cloud subscription and SaaS revenue” and was allocated between license revenue and services revenue in the condensed consolidated statements of income. In light of the Company’s recent acquisitions, management decided to separately present revenue recognized from subscription and SaaS offerings as management believes it provides a more meaningful representation of the nature of its revenue. Revenue and related costs from prior periods were reclassified to conform to the current presentation.
The following table summarizes the prior period reclassifications for revenue and the corresponding costs resulting from the presentation of the new revenue line item (amounts in millions):

	Three Months Ended
	May 3, 2019
	As Previously Reported	Reclassification For New Revenue Line	Pivotal Adjustments(1)	As Adjusted
Revenue:
License	$869	$(223)	$—	$646
Subscription and SaaS	—	285	126	411
Services	1,397	(62)	58	1,393
Operating expenses:
Cost of license revenue	50	(14)	—	36
Cost of subscription and SaaS revenue	—	69	25	94
Cost of services revenue	302	(55)	52	299
(1) Includes adjustments related to the recast of prior periods resulting from the acquisition of Pivotal.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Recently Adopted Accounting Standards
Effective February 1, 2020, VMware adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement and recognition of current expected credit losses for financial assets. The standard did not have a material impact on the Company’s condensed consolidated financial statements.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $37 million and $26 million as of May 1, 2020 and January 31, 2020, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of May 1, 2020, customer deposits related to customer prepayments and cloud credits of $257 million were included in accrued expenses and other, and $138 million were included in other liabilities on the condensed consolidated balance sheets. As of January 31, 2020, customer deposits related to customer prepayments and cloud credits of $247 million were included in accrued expenses and other, and $143 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of May 1, 2020 and January 31, 2020 were $18 million and $13 million, respectively. Deferred commissions included in other assets were $950 million and $938 million as of May 1, 2020 and January 31, 2020, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $100 million and $88 million during the three months ended May 1, 2020 and May 3, 2019, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	May 1,	January 31,
	2020	2020
Unearned license revenue	$15	$19
Unearned subscription and SaaS revenue	1,579	1,534
Unearned software maintenance revenue	6,611	6,700
Unearned professional services revenue	1,013	1,015
Total unearned revenue	$9,218	$9,268

Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of May 1, 2020 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended May 1, 2020 were $1.7 billion and $1.8 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Revenue recognized during the three months ended May 3, 2019 was $1.5 billion and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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
As of May 1, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.1 billion, of which approximately 54% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2021, and the remainder thereafter.
C. Related Parties
The information provided below includes a summary of transactions with Dell and Dell’s consolidated subsidiaries (collectively, “Dell”).
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

Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts		Unearned Revenue
	Three Months Ended		As of
	May 1,	May 3,	May 1,	January 31,
	2020	2019	2020	2020
Reseller revenue	$864	$665	$3,975	$3,787
Internal-use revenue	18	12	46	57
Collaborative technology project receipts	3	2	n/a	n/a

Customer deposits resulting from transactions with Dell were $184 million and $194 million as of May 1, 2020 and January 31, 2020, respectively.
VMware and Dell engaged in the following ongoing related party transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects.

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

•
In certain geographic regions, Dell files a consolidated indirect tax return, which includes value added taxes and other indirect taxes collected by VMware from its customers. VMware remits the indirect taxes to Dell, and Dell remits the tax payment to the foreign governments on VMware’s behalf.

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.

•	From time to time, VMware enters into agency arrangements with Dell that enable VMware to sell its subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019
Purchases and leases of products and purchases of services(1)	$44	$80
Dell subsidiary support and administrative costs	27	37

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
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $13 million and $12 million during the three months ended May 1, 2020 and May 3, 2019, respectively.
Tax Sharing Agreement with Dell
Payments made to Dell pursuant to the tax sharing agreement were $25 million and $37 million during the three months ended May 1, 2020 and May 3, 2019, respectively.
Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and VMware executed during the first quarter of fiscal 2020. In December 2019, VMware amended the tax sharing agreement with Dell in connection with, and effective as of, the Pivotal acquisition. The tax sharing agreement with Dell, as amended and subject to certain exceptions, generally limits VMware’s maximum annual tax liability to Dell to the amount VMware would owe on a separate tax return basis. Subject to this cap for periods following the Pivotal acquisition, the amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As a result of the activity under the tax sharing agreement with Dell, amounts due to Dell were $515 million and $529 million as of May 1, 2020 and January 31, 2020, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The Company expects to pay the remainder of its Transition Tax over a period of six years.
Pivotal Tax Sharing Agreement with Dell
Pivotal continues to file its separate tax return for U.S. federal income tax purposes, as it left the Dell consolidated tax group at the time of Pivotal’s initial public offering (“IPO”) in April 2018. This has reduced the amount of benefit or expense received by Pivotal since the IPO to the amount of benefit or expense Dell realizes from Pivotal’s inclusion on unitary state tax returns. Pursuant to a tax sharing agreement, Pivotal historically received payments from Dell for the tax benefits derived from the inclusion of its losses in certain Dell U.S. federal and state group returns. Payments received from Dell were recognized as a component of additional paid-in capital.
In April 2019, Pivotal and Dell amended their tax sharing agreement with regard to the treatment of certain U.S. Tax Cuts and Jobs Act implications not explicitly covered by the original terms of the tax sharing agreement. The amendment resulted in $27 million recognized as a component of additional paid-in capital during the three months ended May 3, 2019.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	May 1,	January 31,
	2020	2020
Due from related parties, current	$899	$1,618
Due to related parties, current(1)	132	161
Due from related parties, net, current	$767	$1,457

(1) Includes an immaterial amount related to the Company’s current operating lease liabilities due to related parties.
The Company also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of May 1, 2020 and January 31, 2020.
Amounts in due from related parties, net, excluding DFS and tax obligations, include the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
As of May 1, 2020 and January 31, 2020, VMware had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2020. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three months ended May 1, 2020 and May 3, 2019, interest expense on the notes payable to Dell was not significant.
D. Commitments and Contingencies
Litigation
On April 25, 2019, Cirba Inc. (“Cirba”) filed a lawsuit against VMware in the United States District Court for the District of Delaware (the “Delaware Court”), alleging two patent infringement claims and three trademark infringement-related claims. On May 6, 2019, Cirba filed a motion seeking a preliminary injunction tied to one of the two patents it alleges VMware infringes. Following a hearing on August 6, 2019, the Delaware Court denied Cirba’s preliminary injunction motion and set the case for trial in mid-January 2020. On August 20, 2019, VMware filed counterclaims against Cirba, asserting among other claims that Cirba is infringing four VMware patents. The Delaware Court severed those claims from the January 2020 trial on Cirba’s claims, and the trial on VMware’s patent claims is currently set for September 2021. On October 22, 2019, VMware filed a separate patent infringement lawsuit against Cirba in the United States District Court for the Eastern District of Virginia, asserting that Cirba infringes four additional VMware patents. The trial on Cirba’s claims in the Delaware Court was completed on January 23, 2020, and on January 24, 2020, the jury returned a verdict finding that VMware willfully infringed the two asserted patents and awarding approximately $237 million in damages. The jury further found that VMware was not liable on Cirba’s trademark infringement-related claims. A total of $237 million has been accrued for the Delaware action, which reflects the estimated losses that are considered both probable and reasonably estimable at this time. The parties held a hearing with the Delaware Court on their post-trial motions on May 15, 2020, and the Delaware Court has taken those motions under

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

advisement. The Company intends to vigorously defend itself in this matter, including, if necessary, via an appeal. Cirba has expressed its intent to seek a permanent injunction, enhanced damages, and attorneys’ fees in the Delaware action. As noted above, the Company intends to pursue arguments both in the Delaware Court and, if necessary, the Federal Circuit to overturn the jury’s verdict. Final resolution of this matter could be materially different from the amount accrued. The amount accrued for this matter is included in accrued expenses and other on the condensed consolidated balance sheet as of May 1, 2020 and January 31, 2020, and the charge was included in general and administrative on the condensed consolidated statement of income for the year ended January 31, 2020.
On August 10, 2015, the Company received a subpoena from the California Attorney General’s office (“California AG”), following the Company’s settlement with the Department of Justice and the General Services Administration during June 2015. In this matter, the California AG is investigating the accuracy of the Company’s sales practices with departments and agencies within the State of California. The Company has held meetings with the California AG’s representatives, and discussions are ongoing. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a material loss is not probable and reasonably estimable. The Company intends to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of May 1, 2020, other than the Cirba litigation, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
Contractual Commitments
From time to time, VMware enters into arrangements with minimum purchase commitments in the ordinary course of business. New material purchase commitments in fiscal 2021 have totaled $1.2 billion. Minimum payments under these new commitments as of June 8, 2020 are $250 million for fiscal 2022, $250 million for fiscal 2023 and $700 million prior to the end of fiscal 2024.
E. Business Combination, Definite-Lived Intangible Assets, Net and Goodwill
Business Combination
During the first quarter of fiscal 2021, VMware completed the acquisition of Nyansa, Inc., a developer of artificial intelligence-based network analytics, to accelerate the delivery of end-to-end monitoring and troubleshooting capacities within VMware SD-WAN by VeloCloud. The total purchase price, net of cash acquired, was $38 million. The purchase price primarily included $14 million of identifiable intangible assets and $24 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of one year to four years.
The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	May 1, 2020
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.7	$921	$(412)	$509
Customer relationships and customer lists	11.4	741	(227)	514
Trademarks and tradenames	7.6	132	(64)	68
Other	2.0	21	(6)	15
Total definite-lived intangible assets		$1,815	$(709)	$1,106

	January 31, 2020
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.7	$1,030	$(488)	$542
Customer relationships and customer lists	11.4	739	(200)	539
Trademarks and tradenames	7.6	131	(58)	73
Other	2.0	22	(4)	18
Total definite-lived intangible assets		$1,922	$(750)	$1,172

Amortization expense on definite-lived intangible assets was $80 million and $69 million during the three months ended May 1, 2020 and May 3, 2019, respectively.
Based on intangible assets recorded as of May 1, 2020 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2021	$230
2022	264
2023	214
2024	168
2025	91
Thereafter	139
Total	$1,106

Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the three months ended May 1, 2020 (table in millions):

Balance, January 31, 2020	$9,329
Increase in goodwill related to business combination	24
Balance, May 1, 2020	$9,353

F. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common stock outstanding and potentially dilutive securities outstanding during the period, as calculated using the

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended
	May 1,	May 3,
	2020	2019
Net income attributable to VMware, Inc.	$386	$380

Weighted-average shares, basic for Classes A and B	418,383	417,636
Effect of other dilutive securities	3,130	9,061
Weighted-average shares, diluted for Classes A and B	421,513	426,697
Net income per weighted-average share attributable to VMware, Inc. common stockholders, basic for Classes A and B	$0.92	$0.91
Net income per weighted-average share attributable to VMware, Inc. common stockholders, diluted for Classes A and B	$0.92	$0.89

The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended
	May 1,	May 3,
	2020	2019
Anti-dilutive securities:
Employee stock options	550	—
Restricted stock units	6,167	81
Total	6,717	81

G. Cash, Cash Equivalents, and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents totaled $5.9 billion and $2.9 billion as of May 1, 2020 and January 31, 2020, respectively. Cash equivalents were $5.1 billion as of May 1, 2020, and consisted of money-market funds of $5.1 billion and demand and time deposits of $28 million. Cash equivalents were $2.3 billion as of January 31, 2020, and consisted of money-market funds of $2.2 billion and demand and time deposits of $102 million.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of May 1, 2020 and January 31, 2020 (table in millions):

	May 1,	January 31,
	2020	2020
Cash and cash equivalents	$5,946	$2,915
Restricted cash within other current assets	94	83
Restricted cash within other assets	31	33
Total cash, cash equivalents and restricted cash	$6,071	$3,031

Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.
H. Debt
Unsecured Senior Notes
On April 7, 2020, VMware issued three series of unsecured senior notes pursuant to a public debt offering. The proceeds from the issuance were $2.0 billion, net of debt discount of $3 million and debt issuance costs of $17 million. VMware also has three series of unsecured senior notes issued on August 21, 2017 and outstanding as of May 1, 2020 (collectively with the notes issued April 7, 2020, the “Senior Notes”).
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	May 1,	January 31,	Effective Interest Rate
	2020	2020
Senior Notes issued August 21, 2017:
2.30% Senior Note Due August 21, 2020	$1,250	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750	—	4.70%
4.65% Senior Note Due May 15, 2027	500	—	4.80%
4.70% Senior Note Due May 15, 2030	750	—	4.86%
Total principal amount	6,000	4,000
Less: unamortized discount	(8)	(5)
Less: unamortized debt issuance costs	(31)	(16)
Net carrying amount	5,961	3,979
Current portion of long-term debt and other borrowings	1,249	1,248
Long-term debt	$4,712	$2,731

Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. During each of the three months ended May 1, 2020 and May 3, 2019, interest expense was $39 million and $32 million, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
The Senior Notes are redeemable in whole at any time or in part from time to time at VMware’s option, subject to a make-whole premium. In addition, upon the occurrence of certain change-of-control triggering events and certain downgrades of the

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ratings on the Senior Notes, VMware may be required to repurchase the notes at a repurchase price equal to 101% of the aggregate principal plus any accrued and unpaid interest on the date of repurchase. The Senior Notes rank equally in right of payment with VMware’s other unsecured and unsubordinated indebtedness. The Senior Notes contain restrictive covenants that, in certain circumstances, limit VMware’s ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of VMware’s assets.
On May 11, 2020, subsequent to the first quarter of fiscal 2021, VMware exercised a make-whole call and redeemed the $1.3 billion unsecured senior note due August 21, 2020 at a premium. The loss on extinguishment of debt is not material and will be recognized in other income (expense), net on the condensed consolidated statements of income during the second quarter of fiscal 2021.
Refer to Note C for disclosure regarding the note payable to Dell.
Revolving Credit Facilities
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.0 billion, for general corporate purposes. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of May 1, 2020 and January 31, 2020, there was no outstanding borrowing under the revolving credit facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three months ended May 1, 2020 and May 3, 2019.
Senior Unsecured Term Loan Facility
On September 26, 2019, VMware entered into a senior unsecured term loan facility (the “Term Loan”) with a syndicate of lenders that provided the Company with a borrowing capacity of up to $2.0 billion through February 7, 2020, for general corporate purposes. The Term Loan matures on the 364th day following the initial funding under the Term Loan. The Term Loan bears interest at the London interbank offered rate plus 0.75% to 1.25%, or an alternate base rate plus 0.00% to 0.25%, depending on VMware’s external credit ratings. As of May 1, 2020, the weighted-average interest rate on the outstanding Term Loan was 1.36%.
As of May 1, 2020 and January 31, 2020, the outstanding balance on the Term Loan of $1.5 billion, net of unamortized debt issuance costs, was included in current portion of long-term debt and other borrowings on the condensed consolidated balance sheets, with no remaining amount available for additional borrowings. The Term Loan contains certain representations, warranties and covenants. Interest expense for the Term Loan, including amortization of issuance costs, was not significant during the three months ended May 1, 2020.
I. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•
Level 2 - Inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s cash equivalents that were required to be measured at fair value as of the periods presented (tables in millions):

	May 1, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$5,109	$—	$5,109
Demand deposits and time deposits(1)	—	28	28
Total cash equivalents	$5,109	$28	$5,137

	January 31, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,158	$—	$2,158
Demand deposits and time deposits(1)	—	102	102
Total cash equivalents	$2,158	$102	$2,260

(1) Demand deposits and time deposits were valued at amortized cost, which approximated fair value.
The note payable to Dell, the Senior Notes and the Term Loan were not adjusted to fair value. The fair value of the note payable to Dell was approximately $265 million and $269 million as of May 1, 2020 and January 31, 2020, respectively. The fair value of the Senior Notes was approximately $6.2 billion and $4.1 billion as of May 1, 2020 and January 31, 2020, respectively. The fair value of the Term Loan approximated its carrying value as of May 1, 2020 and January 31, 2020 due to its short-term nature. Fair value for the note payable to Dell, the Senior Notes and the Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. There is no net impact to the condensed consolidated statements of income since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at approximately $108 million and $106 million as of May 1, 2020 and January 31, 2020, respectively, and were included in other assets and other liabilities on the condensed consolidated balance sheets, respectively.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of May 1, 2020 and January 31, 2020, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $168 million and $159 million, respectively, and were included in other assets on the condensed consolidated balance sheets. Unrealized gains and losses recognized by the Company on these securities were not significant during the three months ended May 1, 2020 and May 3, 2019, respectively. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
J. Derivatives and Hedging Activities
VMware conducts business on a global basis in multiple foreign currencies, subjecting the Company to foreign currency risk. To mitigate a portion of this risk, VMware utilizes hedging contracts as described below, which potentially expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. VMware manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. VMware does not, and does not intend to, use derivative instruments for trading or speculative purposes.
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three months ended May 1, 2020 and May 3, 2019, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have contractual maturities of twelve months or less, and as of May 1, 2020 and January 31, 2020, outstanding forward contracts had a total notional value of $370 million and $480 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended May 1, 2020 and May 3, 2019, all cash flow hedges were considered effective.
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
These forward contracts generally have a contractual maturity of one month, and as of May 1, 2020 and January 31, 2020, outstanding forward contracts had a total notional value of $3.3 billion and $1.1 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract.
During the three months ended May 1, 2020 and May 3, 2019, VMware recognized gains of $15 million and $27 million, respectively, related to the settlement of forward contracts. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three months ended May 1, 2020 and May 3, 2019. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
K. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 26 years. During the three months ended May 1, 2020 and May 3, 2019, lease expense recorded in the condensed consolidated statements of income was $57 million and $48 million, respectively.
The components of lease expense during the period presented were as follows (table in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019
Operating lease expense	$46	$40

Finance lease expense:
Amortization of ROU assets	$2	$—
Total finance lease expense	$2	$—

Short-term lease expense	$1	$1

Variable lease expense	$8	$7
Total lease expense	$57	$48

From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the three months ended May 1, 2020 and May 3, 2019.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not significant for all periods presented.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental cash flow information related to operating and finance leases during the period presented was as follows (table in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43	$46
Financing cash flows from finance leases	1	—
ROU assets obtained in exchange for lease liabilities:
Operating leases	$74	$15
Finance leases	1	—

Supplemental balance sheet information related to operating and finance leases as of the period presented was as follows (table in millions):

	May 1, 2020
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$920	$57

Lease liabilities, current(2)	$101	$4
Lease liabilities, non-current(3)	787	52
Total lease liabilities	$888	$56

	January 31, 2020
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$886	$58

Lease liabilities, current(2)	$109	$4
Lease liabilities, non-current(3)	746	55
Total lease liabilities	$855	$59
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
(3) Non-current operating lease liabilities are presented as operating lease liabilities on the condensed consolidated balance sheets. Non-current finance lease liabilities are included in other liabilities on the condensed consolidated balance sheets.
Lease term and discount rate related to operating and finance leases as of the period presented were as follows:

	May 1,	January 31,
	2020	2020
Weighted-average remaining lease term (in years)
Operating leases	12.9	13.3
Finance leases	9.0	9.2
Weighted-average discount rate
Operating leases	3.7%	3.8%
Finance leases	2.9%	3.1%

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of the period presented (table in millions):

	May 1, 2020
	Operating Leases	Finance Leases
2021	$102	$4
2022	148	6
2023	133	7
2024	105	7
2025	79	6
Thereafter	597	34
Total future minimum lease payments	1,164	64
Less: Imputed interest	(276)	(8)
Total lease liabilities(1)	$888	$56
(1) Total lease liabilities as of May 1, 2020 excluded legally binding lease payments for leases signed but not yet commenced of $290 million.
L. Stockholders’ Equity
VMware Stock Repurchases
VMware purchases stock from time to time in open market transactions, subject to market conditions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate, legal and regulatory requirements and other market and economic conditions. VMware is not obligated to purchase any shares under its stock repurchase programs. Purchases may be discontinued at any time VMware believes additional purchases are not warranted. From time to time, VMware also purchases stock in private transactions, such as those with Dell. All shares repurchased under VMware’s stock repurchase programs are retired.
During May 2019, VMware’s board of directors authorized the repurchase of up to $1.5 billion of Class A common stock through January 29, 2021, of which $819 million remained available for repurchase as of May 1, 2020.
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended
	May 1,	May 3,
	2020	2019
Aggregate purchase price(1)	$181	$591
Class A common stock repurchased	1,540	3,264
Weighted-average price per share	$117.52	$180.96

(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital until the balance is reduced to zero and the excess is recorded as a reduction to retained earnings.
VMware Restricted Stock
VMware’s restricted stock primarily consists of RSU awards granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of the grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware’s Class A common stock.
VMware’s restricted stock also includes PSU awards granted to certain VMware executives and employees. PSU awards have performance conditions and, in certain cases, a time-based or market-based vesting component. Upon vesting, PSU awards convert into VMware’s Class A common stock at various ratios ranging from 0.1 to 2.0 shares per PSU, depending upon the degree of achievement of the performance or market-based target designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes restricted stock activity since January 31, 2020 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 31, 2020	17,474	$128.38
Granted	743	108.24
Vested	(3,153)	101.52
Forfeited	(761)	125.02
Outstanding, May 1, 2020	14,303	133.35

The aggregate vesting date fair value of VMware’s restricted stock that vested during the three months ended May 1, 2020, was $394 million. As of May 1, 2020, restricted stock representing 14.3 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $1.8 billion based on VMware’s closing stock price as of May 1, 2020.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax benefit on the condensed consolidated statements of income. Net excess tax benefits recognized during the three months ended May 1, 2020 and May 3, 2019 were $13 million and $82 million, respectively.
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, January 31, 2020	$—	$(4)	$(4)
Unrealized gains (losses), net of tax provision (benefit) of ($2), $—, and ($2)	(13)	—	(13)
Foreign currency translation adjustments	—	(1)	(1)
Other comprehensive income (loss), net	(13)	(1)	(14)
Balance, May 1, 2020	$(13)	$(5)	$(18)

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustment	Total
Balance, February 1, 2019	$2	$(4)	$(2)
Unrealized gains (losses), net of tax provision (benefit) of $—	4	—	4
Other comprehensive income (loss), net	4	—	4
Balance, May 3, 2019	$6	$(4)	$2

The effective portion of gains or losses resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments is reclassified to its related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to the related operating expense functional line items on the condensed consolidated statements of income were not significant to the individual functional line items during the periods presented.
M. Segment Information
VMware operates in one reportable operating segment; thus, all required financial segment information is included in the condensed consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in order to allocate resources and assess

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019
Revenue:
License	$660	$646
Subscription and SaaS	572	411
Total license and subscription and SaaS	1,232	1,057
Services:
Software maintenance	1,245	1,148
Professional services	257	245
Total services	1,502	1,393
Total revenue	$2,734	$2,450
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019
United States	$1,363	$1,196
International	1,371	1,254
Total	$2,734	$2,450

Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three months ended May 1, 2020 and May 3, 2019.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	May 1,	January 31,
	2020	2020
United States	$865	$860
International	213	209
Total	$1,078	$1,069

No individual country other than the U.S. accounted for 10% or more of these assets as of May 1, 2020 and January 31, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of May 1, 2020 should be read in conjunction with our consolidated financial statements for the year ended January 31, 2020 contained in our Annual Report on Form 10-K filed on March 26, 2020.
In December 2019, VMware completed the acquisition of Pivotal Software, Inc. (“Pivotal”), which was, at the time, a subsidiary of VMware’s parent company, Dell Technologies Inc. (“Dell”). The purchase of the controlling interest in Pivotal from Dell was accounted for as a transaction between entities under common control in accordance with Accounting Standards Codification 805-50, Business Combination - Related Issues, which requires retrospective combination of entities for all periods presented, as if the combination had been in effect since the inception of common control. As such, prior period financial information has been recast. The recast financial statements combine VMware’s historical financial results with those of Pivotal.
Additionally, effective with the fourth quarter of fiscal 2020, VMware presented new revenue and cost of revenue line items entitled, “subscription and SaaS revenue” and “cost of subscription and SaaS revenue.” Previously, subscription and software-as-a-service (“SaaS”) revenue was referred to as “hybrid cloud subscription and SaaS revenue” and was allocated between license revenue and services revenue on the condensed consolidated statements of income. In light of the Company’s recent acquisitions, management decided to separately present revenue recognized from subscription and SaaS offerings as management believes it provides a more meaningful representation of the nature of its revenue. Revenue and its related costs from prior periods were reclassified to conform to the current presentation.
Period-over-period changes are calculated based upon the respective underlying, non-rounded data. We refer to our fiscal years ended January 29, 2021 and January 31, 2020 as “fiscal 2021” and “fiscal 2020,” respectively. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
Overview
We originally pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology (“IT”) driven innovation continues to disrupt markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. IT is working at an accelerated pace to harness new technologies, platforms and cloud models, ultimately guiding businesses through a digital transformation. To take on these challenges, we are working with customers in the areas of hybrid and multi-cloud, modern applications, networking, security and digital workspaces. Our software provides a flexible digital foundation to enable customers in their digital transformations.
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
SDDC or Software-Defined Data Center
Our SDDC technologies form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During the three months ended May 1, 2020, we saw a decline in sales of our SDDC solutions which were negatively impacted by the COVID-19 pandemic. Future sales growth rates may fluctuate period to period, depending largely upon the extent to which SDDC technologies are included in our larger EAs.
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
During the three months ended May 1, 2020, revenue growth in our subscription and SaaS offerings was primarily driven by our modern applications platform solutions, VMware Carbon Black Cloud and VCPP offerings. We expect both our VMware Carbon Black Cloud offerings and modern applications platform solutions to contribute to the growth of our revenue derived from subscription and SaaS offerings. In addition, we expect operating margin to be negatively impacted in fiscal 2021 as a result of our incremental investment in our subscription and SaaS portfolio, including the recent Carbon Black, Inc. and Pivotal acquisitions.
During the three months ended May 1, 2020, we saw an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold with perpetual licenses. As this trend continues, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As a result, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, may be less relevant and we believe that the overall growth rate of our combined license and subscription and SaaS revenue will become a better indicator of our future growth prospects.
Digital Workspace—End-User Computing
Our complete EUC solution, VMware Workspace ONE (“Workspace ONE”), is a digital workspace platform powered by Unified Endpoint Management and VMware Horizon. Our Unified Endpoint Management business model includes an on-premises solution that we offer through the sale of perpetual licenses, subscription and SaaS solutions. EUC sales continued to increase during the three months ended May 1, 2020, driven by the sale of perpetual licenses and adoption of our subscription offerings, such as Workspace ONE.
Dell Go-to-Market Initiatives
We continue joint marketing, sales, branding and product development efforts with Dell and other Dell companies to enhance the collective value we deliver to our mutual customers. Our collective business built with Dell continued to create opportunities that benefited our sales during the three months ended May 1, 2020. During the three months ended May 1, 2020, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 32% of our consolidated revenue, which included revenue from Dell selling joint solutions as an original equipment manufacturer (“OEM”), acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services (“DFS”) also provided financing to our end users at our end users’ discretion.
COVID-19 Impact
The worldwide spread of COVID-19 has resulted in, and may continue to cause, a global slowdown of economic activity, which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. We expect this to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. We are closely monitoring the impact of the pandemic on all aspects of our business.
Results of Operations
Approximately 70% of our sales are denominated in the United States (“U.S.”) dollar. In certain countries, however, we also invoice and collect in various foreign currencies, principally euro, British pound, Japanese yen, Australian dollar, and Chinese renminbi. In addition, we incur and pay operating expenses in currencies other than the U.S. dollar. As a result, our financial statements, including our revenue, operating expenses, unearned revenue and the resulting cash flows derived from the U.S. dollar equivalent of foreign currency transactions, are affected by foreign exchange fluctuations.

Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019	$ Change	% Change
Revenue:
License	$660	$646	$14	2%
Subscription and SaaS	572	411	162	39
Total license and subscription and SaaS	1,232	1,057	176	17
Services:
Software maintenance	1,245	1,148	98	9
Professional services	257	245	10	4
Total services	1,502	1,393	108	8
Total revenue	$2,734	$2,450	$284	12

Revenue:
United States	$1,363	$1,196	$167	14%
International	1,371	1,254	117	9
Total revenue	$2,734	$2,450	$284	12
Revenue from our subscription offerings consisted primarily of VMware’s VCPP cloud-based offerings that are billed to customers on a consumption basis and revenue from modern applications platform solutions and other offerings that are billed on a subscription basis. Revenue from our SaaS offerings consisted primarily of our Unified Endpoint Management mobile solution within Workspace ONE, our VMware Cloud on AWS offering, and newer SaaS offerings, such as our Carbon Black offerings, CloudHealth and VMware SD-WAN by VeloCloud.
License revenue relating to the sale of perpetual licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is recognized on a consumption basis or over a period of time.
License Revenue
License revenue during the three months ended May 1, 2020 continued to benefit from growth in our EUC perpetual license offerings. As customers adopt our cloud-based offerings, license revenue may be lower and subject to greater fluctuation in the future, driven by a higher percentage of cloud-based offerings being sold as well as the variability of large deals between fiscal quarters, which deals historically have had a large license revenue impact.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during the three months ended May 1, 2020 compared to the three months ended May 3, 2019. Revenue growth from our modern applications platform solutions, Workspace ONE and VMware Carbon Black Cloud offerings continued to contribute to subscription and SaaS revenue growth during the three months ended May 1, 2020 compared to the three months ended May 3, 2019.
Services Revenue
During the three months ended May 1, 2020, software maintenance revenue continued to benefit from new contracts as well as renewals, maintenance contracts sold in previous periods and additional maintenance contracts sold in conjunction with new software license sales. In each period presented, customers purchased, on a weighted-average basis, approximately three years of support and maintenance with each new license purchased.
Professional services revenue increased 4% during the three months ended May 1, 2020 compared to the three months ended May 3, 2019. Services we provide through our technical account managers and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. Our technology strategies and our offerings continued to resonate well with our customers and helped them maintain business continuity in light of the business challenges posed by the COVID-19 pandemic. We continue to also focus on enabling our partners to deliver professional services for our solutions, and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	May 1,	January 31,
	2020	2020
Unearned license revenue	$15	$19
Unearned subscription and SaaS revenue	1,579	1,534
Unearned software maintenance revenue	6,611	6,700
Unearned professional services revenue	1,013	1,015
Total unearned revenue	$9,218	$9,268
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
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of May 1, 2020 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of May 1, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.1 billion, of which approximately 54% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2021, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. As of May 1, 2020, our total backlog was $4 million and our backlog related to licenses was $2 million. Backlog primarily consists of licenses, maintenance and services. For our backlog related to licenses, we generally expect to deliver and recognize as revenue during the following quarter. The amount excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs was not material as of May 1, 2020.
As of January 31, 2020, total backlog was $18 million and our backlog related to licenses was $5 million. The amount excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs was not material as of January 31, 2020.
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
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in salaries and headcount, both organic and through acquisitions, across most of our income statement expense categories for the three months ended May 1, 2020.

Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019	$ Change	% Change
Cost of license revenue	$40	$36	$4	10%
% of License revenue	6%	6%
Cost of license revenue increased during the three months ended May 1, 2020 compared to the three months ended May 3, 2019 primarily due to increased costs of fulfillment of our SD-WAN offerings of $11 million, partially offset by decreased amortization of intangible assets.
Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with delivery of our products and all hosted services supporting our SaaS offerings. Additionally, cost of services revenue includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019	$ Change	% Change
Cost of subscription and SaaS revenue	$122	$91	$32	35%
Stock-based compensation	4	3	1	22
Total expenses	$126	$94	$33	35
% of Subscription and SaaS revenue	22%	23%
Cost of subscription and SaaS revenue increased during the three months ended May 1, 2020 compared to the three months ended May 3, 2019. The increase was primarily due to growth in costs associated with hosted services to support our SaaS offerings of $19 million, resulting from an increase in demand for technical support and services, as well as increased amortization of intangible assets of $16 million due to certain intangible assets becoming fully amortized.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019	$ Change	% Change
Cost of services revenue	$296	$281	$15	5%
Stock-based compensation	22	18	4	20
Total expenses	$318	$299	$19	6
% of Services revenue	21%	21%
Cost of services revenue increased during the three months ended May 1, 2020 compared to the three months ended May 3, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $25 million, driven by incremental growth in headcount and salaries, partially offset by decreased travel-related costs resulting from travel restrictions imposed in response to the COVID-19 pandemic.

Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in our key growth areas, including VMware NSX and VMware vSAN, while also investing in areas that we expect to be significant growth drivers in future periods, such as VMware Cloud on AWS.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019	$ Change	% Change
Research and development	$540	$488	$52	11%
Stock-based compensation	125	102	23	23
Total expenses	$665	$590	$75	13
% of Total revenue	24%	24%
Research and development expenses increased during the three months ended May 1, 2020 compared to the three months ended May 3, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $57 million, driven by incremental growth in salaries and headcount, both organic and through acquisitions. The increase was also driven by an increase of stock-based compensation of $23 million, primarily driven by an increase in restricted stock unit awards related to recent acquisitions.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019	$ Change	% Change
Sales and marketing	$845	$805	$39	5%
Stock-based compensation	72	63	10	16
Total expenses	$917	$868	$49	6
% of Total revenue	34%	35%
Sales and marketing expenses increased during the three months ended May 1, 2020 compared to the three months ended May 3, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $45 million, driven by incremental growth in salaries and headcount, both organic and through acquisitions. The increase was also driven by an increase in stock-based compensation of $10 million during the three months ended May 1, 2020, primarily driven by an increase in restricted stock unit awards related to recent acquisitions. The increase was partially offset by decreased travel-related costs of $24 million resulting from travel restrictions imposed during the three months ended May 1, 2020 in response to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.

General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019	$ Change	% Change
General and administrative	$197	$179	$18	10%
Stock-based compensation	49	30	19	65
Total expenses	$246	$209	$37	18
% of Total revenue	9%	9%
General and administrative expenses increased during the three months ended May 1, 2020 compared to the three months ended May 3, 2019. The increase was primarily due to increased acquisition-related costs of $26 million, primarily relating to the fiscal 2020 acquisitions. The increase was also driven by increased stock-based compensation expense of $19 million, primarily driven by an increase in stock options and restricted stock unit awards related to recent acquisitions.
Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019	$ Change	% Change
Interest expense	$49	$34	$15	43%
% of Total revenue	2%	1%
Interest expense increased during the three months ended May 1, 2020 compared to the three months ended May 3, 2019, primarily driven by the senior unsecured term loan facility entered into during the third quarter of fiscal 2020 (the “Term Loan”), and the three series of unsecured senior notes issued during the first quarter of fiscal 2021 in the aggregate amount of $2.0 billion.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019	$ Change	% Change
Other income (expense), net	$(6)	$17	$(23)	(137)%
% of Total revenue	—%	1%
The change in other income (expense), net during the three months ended May 1, 2020 compared to the three months ended May 3, 2019 was primarily driven by unrealized losses on deferred compensation balances, resulting from stock market volatility caused by the COVID-19 pandemic, partially offset by an unrealized gain related to our strategic investment in privately held companies recognized during the three months ended May 1, 2020.
Income Tax Benefit
The following table summarizes our income tax benefit during the periods presented (dollars in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019
Income tax benefit	$(18)	$(14)
Effective income tax rate	N/M	N/M
N/M - Effective tax rate is not considered meaningful.
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. The change in our effective income tax rate for the three months ended May 1, 2020 compared to the three months ended May 3, 2019 was primarily driven by a lower estimated annual income tax rate for fiscal 2021 due to an increase in certain U.S. tax credits during the three months ended May 1, 2020. The change was also driven by a discrete tax benefit of $59 million recognized as a deferred tax asset due to an intra-group transfer of Pivotal’s intellectual property rights to our Irish subsidiary during the three months ended May 1, 2020, which was offset by the impact of excess tax benefits related to share based compensation. Excess tax benefits of $13 million were recognized during the three months ended May 1, 2020 as compared to excess tax benefits of $82 million recognized during the three months ended May 3, 2019.
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
Although our results are included in the Dell consolidated return for U.S. federal income tax purposes, our income tax provision or benefit is calculated primarily as though we were a separate taxpayer. However, under certain circumstances, transactions between us and Dell are assessed using consolidated tax return rules.
During the fourth quarter of fiscal 2020, we completed the acquisition of Pivotal. Pivotal continues to file its separate tax return for U.S. federal income tax purposes as it has since left the Dell consolidated tax group at the time of Pivotal’s initial public offering (“IPO”) in April 2018.
Our future effective tax rate will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland, where the rate of taxation is lower than our U.S. tax rate, and as such, our annual effective tax rate can be significantly affected by the composition of our earnings in the U.S. and non-U.S. jurisdictions. Our future effective tax rate is impacted by changes in international tax laws and may also be significantly affected by such factors as changes in our business or statutory rates, changes in interpretation of existing laws or regulations, the recognition of excess tax benefits or deficiencies related to stock-based compensation, the impact of accounting for business combinations, changes in the composition of earnings and overall level of income before tax in the U.S. compared with other regions in the world, changes in our international organization, expiration of statute of limitations and settlements of audits.
Our Relationship with Dell
The information provided below includes a summary of transactions with Dell and Dell’s consolidated subsidiaries (collectively, “Dell”).
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

Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts		Unearned Revenue
	Three Months Ended		As of
	May 1,	May 3,	May 1,	January 31,
	2020	2019	2020	2020
Reseller revenue	$864	$665	$3,975	$3,787
Internal-use revenue	18	12	46	57
Collaborative technology project receipts	3	2	n/a	n/a
Sales through Dell as a distributor, which is included in reseller revenue, continues to grow rapidly.
Customer deposits resulting from transactions with Dell were $184 million and $194 million as of May 1, 2020 and January 31, 2020, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects.

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

•
In certain geographic regions, Dell files a consolidated indirect tax return, which includes value added taxes and other indirect taxes collected by us from our customers. We remit the indirect taxes to Dell, and Dell remits the tax payment to the foreign governments on our behalf.

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.

•	From time to time, we enter into agency arrangements with Dell that enable us to sell our subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019
Purchases and leases of products and purchases of services(1)	$44	$80
Dell subsidiary support and administrative costs	27	37
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
Dell Financial Services
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $13 million and $12 million during the three months ended May 1, 2020 and May 3, 2019, respectively.
Tax Sharing Agreement with Dell
Payments made to Dell pursuant to the tax sharing agreement were $25 million and $37 million during the three months ended May 1, 2020 and May 3, 2019, respectively.
Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. Our portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC Corporation and us executed during the first quarter of fiscal 2020 (the “Letter Agreement”). In December 2019, we amended the tax sharing agreement with Dell in connection with, and effective as of, the Pivotal acquisition. The tax sharing agreement with Dell, as amended and subject to certain exceptions, generally limits our maximum annual tax liability to Dell to the amount we would owe on a separate tax return basis. Subject to this cap for periods following the Pivotal acquisition, the amounts that we pay to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.
As a result of the activity under the tax sharing agreement with Dell, amounts due to Dell were $515 million and $529 million as of May 1, 2020 and January 31, 2020, respectively, primarily related to our estimated tax obligation resulting from the Transition Tax. We expect to pay the remainder of our Transition Tax over a period of six years.
Pivotal Tax Sharing Agreement with Dell
Pivotal continues to file its separate tax return for U.S. federal income tax purposes, as it left the Dell consolidated tax group at the time of Pivotal’s IPO in April 2018. This has reduced the amount of benefit or expense received by Pivotal since the IPO to the amount of benefit or expense Dell realizes from Pivotal’s inclusion on unitary state tax returns. Pursuant to a tax sharing agreement, Pivotal historically received payments from Dell for the tax benefits derived from the inclusion of its losses in certain Dell U.S. federal and state group returns. Payments received from Dell were recognized as a component of additional paid-in capital.
In April 2019, Pivotal and Dell amended their tax sharing agreement with regard to the treatment of certain U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) implications not explicitly covered by the original terms of the tax sharing agreement. The amendment resulted in $27 million recognized as a component of additional paid-in capital during the three months ended May 3, 2019.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	May 1,	January 31,
	2020	2020
Due from related parties, current	$899	$1,618
Due to related parties, current(1)	132	161
Due from related parties, net, current	$767	$1,457
(1) Includes an immaterial amount related to our current operating lease liabilities due to related parties.
We also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of May 1, 2020 and January 31, 2020.
Amounts in due from related parties, net, excluding DFS and tax obligations, include the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
As of May 1, 2020 and January 31, 2020, we had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2020. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three months ended May 1, 2020 and May 3, 2019, interest expense on the notes payable to Dell was not significant.

Liquidity and Capital Resources
As of the periods presented, we held cash and cash equivalents as follows (table in millions):

	May 1,	January 31,
	2020	2020
Cash and cash equivalents	$5,946	$2,915
Cash equivalents primarily consisted of amounts invested in money market funds. We limit the amount of our investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk.
We continue to expect that cash generated by operations will be our primary source of liquidity. We also continue to believe that existing cash, cash equivalents and our borrowing capacity, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things. We remain committed to a balanced capital allocation policy through investing in our product and solution offerings, acquisitions and returning capital to stockholders through share repurchases. Additionally, given the unpredictable nature of our outstanding legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a negative impact on our overall liquidity.
The 2017 Tax Act imposed a Transition Tax and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our unpaid liabilities related to the Transition Tax as of May 1, 2020 was $545 million, which we expect to pay over the next six years pursuant to the Letter Agreement. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Three Months Ended
	May 1,	May 3,
	2020	2019
Net cash provided by (used in):
Operating activities	$1,374	$1,395
Investing activities	(126)	(100)
Financing activities	1,793	(661)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	—
Net increase in cash, cash equivalents and restricted cash	$3,040	$634
Operating Activities
Cash provided by operating activities decreased by $21 million during the three months ended May 1, 2020 compared to the three months ended May 3, 2019, primarily driven by increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount, as well as increased cash payments for operating expenses. These cash payments were partially offset by an increase in cash collections due to increased sales.
Investing Activities
Cash used in investing activities increased by $26 million during the three months ended May 1, 2020 compared to the three months ended May 3, 2019, primarily driven by a decrease in proceeds from the disposition of assets, including our strategic investments, and increased capital expenditures, partially offset by a decrease in cash used in business combinations.
Financing Activities
Cash provided by financing activities increased by $2.5 billion during the three months ended May 1, 2020 compared to the three months ended May 3, 2019. The increase was driven primarily by the net cash proceeds received from the issuance of long-term debt of $2.0 billion, as well a decrease of $410 million in repurchases of shares of our Class A common stock and a decrease of $89 million in repurchases of shares for tax withholdings on vesting of restricted stock during the three months ended May 1, 2020.

Unsecured Senior Notes
The following table summarizes the principal on our three series of unsecured senior notes issued August 21, 2017 and our three series of unsecured senior notes issued April 7, 2020 (collectively, the “Senior Notes”) as of May 1, 2020 (amounts in millions):

Senior Notes issued August 21, 2017:
2.30% Senior Note Due August 21, 2020	$1,250
2.95% Senior Note Due August 21, 2022	1,500
3.90% Senior Note Due August 21, 2027	1,250
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750
4.65% Senior Note Due May 15, 2027	500
4.70% Senior Note Due May 15, 2030	750
Total principal amount	$6,000
Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. During each of the three months ended May 1, 2020 and May 3, 2019, $61 million was paid for interest related to the Senior Notes.
The Senior Notes also include restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
On May 11, 2020, subsequent to the first quarter of fiscal 2021, we exercised a make-whole call and redeemed the $1.3 billion unsecured senior note due August 21, 2020 at a premium. We intend to use the remaining net proceeds of the Senior Notes for general corporate purposes, including mergers and acquisitions, repayment of other indebtedness or stock repurchases.
Revolving Credit Facilities
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides us with a borrowing capacity of up to $1.0 billion, for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of May 1, 2020 and January 31, 2020, there was no outstanding borrowing under the revolving credit facility.
Senior Unsecured Term Loan Facility
On September 26, 2019, we entered into the Term Loan with a syndicate of lenders that provided us with a borrowing capacity of up to $2.0 billion through February 7, 2020, for general corporate purposes. The Term Loan matures on the 364th day following the initial funding under the Term Loan. The Term Loan bears interest at the London interbank offered rate plus 0.75% to 1.25%, or an alternate base rate plus 0.00% to 0.25%, depending on our external credit ratings. As of May 1, 2020, the weighted-average interest rate on the outstanding Term Loan was 1.36%.
As of May 1, 2020 and January 31, 2020, the outstanding balance on the Term Loan of $1.5 billion, net of unamortized debt issuance costs, was included in current portion of long-term debt and other borrowings on the condensed consolidated balance sheets, with no remaining amount available for additional borrowings. The Term Loan contains certain representations, warranties and covenants. Interest expense for the Term Loan, including amortization of issuance costs, was not significant during the three months ended May 1, 2020.
Note Payable to Dell
Refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 for disclosure regarding our note payable to Dell.
Contractual Commitments
From time to time, we enter into arrangements with minimum purchase commitments in the ordinary course of business. New material purchase commitments in fiscal 2021 have totaled $1.2 billion. Minimum payments under these new commitments as of June 8, 2020 are $250 million for fiscal 2022, $250 million for fiscal 2023 and $700 million prior to the end of fiscal 2024.
Stock Repurchase Program
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases may be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired.
Refer to Note L to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for stock repurchase authorizations approved by our board of directors for the periods presented.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth within Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed on March 26, 2020 involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. To the extent our actual results differ materially from those estimates and assumptions, our future financial statements could be affected.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; VMware’s expectations regarding the timing of tax payments and the impacts of changes in VMware’s corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; the impact of the COVID-19 pandemic on the global economy as well as our business operations, financial performance, results of operations and stock price; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

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
There were no material changes to our market risk exposures during the three months ended May 1, 2020. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 26, 2020 for a detailed discussion of our market risk exposures.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended May 1, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In response to the COVID-19 pandemic, we are encouraging all of our employees to work remotely. Our internal controls over financial reporting have not been affected as a result of this change as of May 1, 2020. We will continue to monitor for and assess any effects that the COVID-19 pandemic may have on the design or operating effectiveness of our internal control over financial reporting.

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
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of Dell Technologies Inc. (“Dell”) overlapping business opportunities, Dell’s ability to control certain transactions and resource allocations and related persons transactions with Dell and its other affiliated companies are set forth below under the heading “Risks Related to Our Relationship with Dell.” These risk factors also describe specific risks related to the global COVID-19 pandemic. The impact of COVID-19 may exacerbate other risks discussed in this section which could in turn have a material adverse effect on our business operations, financial performance, results of operations and stock price. For additional information regarding the impact of COVID-19 on our business, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Risks Related to Our Business
We remain unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide and caused economic downturns in the regions in which we sell our products and services and conduct our business operations. The magnitude and duration of the pandemic and the resulting decline in business activity cannot currently be estimated with any degree of certainty and threatens to (1) negatively impact the demand for our products and services, (2) restrict our sales operations and marketing efforts, (3) disrupt the supply chain of hardware needed to operate our software-as-a-service (“SaaS”) offerings, offer hardware appliances that integrated with our software products or run our business, (4) adversely impact the operations of our business partners who support our technology and sales ecosystems, and (5) disrupt our ability to conduct product development and other important business activities.
In response to the COVID-19 pandemic,

•
Certain industry events that we sponsor or at which we present and certain customer events have been canceled, postponed or moved to virtual-only experiences, including our annual United States (“U.S.”) and regional VMworld trade shows, which have historically been our most significant marketing and customer outreach events where we annually make important new product announcements, and which have been changed to virtual-only events, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future; and

•
In addition, substantially all of our employees worldwide have worked remotely for an extended period of time, and while we expect to gradually re-open facilities with appropriate social distancing and health practices when and as permitted by local governmental authorities, we are allowing most employees to work from home for the foreseeable future until they feel it is safe to return to their workplaces.

While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, we expect the COVID-19 pandemic to have a negative impact on our sales and our results of operations in future periods, the size and duration of which we remain unable to predict. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position.
Our success depends increasingly on customer acceptance of our newer products and services.
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of VMware vSphere (“vSphere”) has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public, hybrid and multi-cloud-based computing and mobile computing, including our vSphere-based software-defined data center (“SDDC”) products such as vRealize management, VMware vSAN storage virtualization, NSX virtual networking, as well as our Horizon client virtualization, Unified Endpoint Management mobile device management, and our managed subscription services such as VMware Cloud on AWS, VMware Cloud on AWS Outposts and our VMware Cloud on Dell EMC. In October 2019, we completed the acquisition of Carbon Black, Inc. (“Carbon Black”), which will form the nucleus of VMware’s new set of enterprise security solutions focused on helping to provide advanced cybersecurity protection to customers. We have also been introducing SaaS versions of our on-premises products, including VMware Workspace ONE (“Workspace ONE”) offerings, and investing in a range of SaaS and cloud-native technologies and products, including those acquired through our Heptio Inc., CloudHealth Technologies, Inc., and VeloCloud Networks, Inc. and Pivotal Software, Inc. (“Pivotal”) acquisitions. These cloud and SaaS initiatives present new and difficult technological, operational and compliance challenges, and significant investments continue to be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private, public, hybrid and multi-cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business continues to increase, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that adoption rates for our newer products and services are not sufficient to offset declines in revenue growth for our established server virtualization offerings, our overall revenue growth rates may slow materially or our revenue may decline substantially. Additionally, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If our private, hybrid and multi-cloud products and services fail to address evolving customer requirements, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers such as Amazon Web Services (“AWS”) and Microsoft. Many of these cloud providers are partnering with on-premises hardware vendors to deliver their cloud platform as an on-premises solution, including AWS Outposts and Azure Stack. In fiscal 2018, we entered into a strategic alliance with AWS to deliver a vSphere-based cloud service, VMware Cloud on AWS, running in AWS data centers available in certain geographies. In fiscal 2020, we also announced partnerships with Microsoft (Azure VMware Solution by CloudSimple), Google (Google Cloud VMware Solution by CloudSimple), and Oracle (Oracle Cloud VMware Solution) under the framework of our VCPP that enable customers to run native VMware-based workloads on Azure, Google Cloud, and Oracle Cloud. Our partnerships with these public cloud providers may be seen as competitive with each other, with other VCPP partners and with AWS, while some partners may elect to include solutions such as VMware Cloud on AWS as part of their managed services provider offerings. In addition, in November 2018, when AWS announced AWS Outposts, we extended our collaboration with AWS by previewing offerings that will run on AWS Outposts, currently available to try as part of the VMware Cloud on AWS Outposts Beta program. To the extent customers choose to operate native AWS environments (or similar non-VMware environments, such as Azure Stack) in their data centers in lieu of purchasing VMware’s on-premises and hybrid and multi-cloud products, our operating results could be materially adversely affected.
Providers of enterprise security offerings. With the close of VMware’s acquisition of Carbon Black in October 2019, we launched a new set of enterprise security solutions that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and the frequent introductions of new solutions. Competitors in the end point security space include legacy antivirus solution providers such as McAfee and NortonLifeLock established software and infrastructure providers such as Blackberry Limited (after purchasing Cylance, Inc.) and Microsoft as well as next-generation endpoint security providers such as CrowdStrike. In addition, new startup companies and established companies have entered or are currently attempting to enter the next-generation endpoint security market. While we believe that the intrinsic security elements in our existing offerings coupled with our Carbon Black endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain. If our efforts to enter the enterprise security market segment are unsuccessful, our operating results could be materially adversely affected.
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
Companies offering competing platforms based on open source technologies. Open source technologies for virtualization, containerization and cloud platforms, such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack, and other open source software-based products, solutions and services developed by enterprise IT vendors that target data center virtualization and private cloud, such as Red Hat (now a part of IBM) and Nutanix, may reduce the demand for our solutions, put pricing pressure on our offerings and enable competing vendors to leverage open source technologies to compete directly with us. In addition, one of the characteristics of open source software is that, subject to specified restrictions, anyone may modify and redistribute existing open source software and use it to compete in the marketplace. Such competition can develop with a smaller degree of overhead and lead time than traditional proprietary software companies require. New platform technologies and standards based on open source software are consistently being developed and can gain popularity quickly. Improvements in open source software could cause customers to replace software purchased from us with open-source software. VMware is delivering container technologies and Cloud Native Application technologies portfolio with VMware Tanzu. We have also increased our level of commitment to open source projects and communities like the Cloud Native Computing Foundation that are designed to increase the rate at which customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition. As we continue to invest in these areas, we will experience increasing competitive overlap with other cloud native vendors like Red Hat and the large providers of public cloud infrastructure. Such competitive pressure or the availability of new open source software may result in reduced sales, increasing pricing pressure, increased sales and marketing expenses and lower operating margins, any one of which may adversely affect our operating results.
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
To execute on our strategy, we must continue to attract and retain highly qualified personnel. Competition for these personnel is intense, especially for senior sales executives and engineers with significant experience designing and developing software and cloud-based offerings. We may not be successful in attracting and retaining qualified personnel. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Research and development personnel are also aggressively recruited by startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product and service development. Competition for our key personnel results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could suffer.
Adverse economic conditions may harm our business.
Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions or significant uncertainty regarding the stability of financial markets, including as a result of volatility in the stock market, changes in tariffs and trade agreements or the imposition of fines or government sanctions, could adversely impact our business, financial condition and operating results in a number of ways, including by lengthening sales cycles, affecting the size of enterprise agreements (“EAs”) that customers will commit to, reducing the level of our non-EA transactional sales, lowering prices for our products and services, reducing unit sales and reducing the rate of adoption of our products and services by new customers and the willingness of current customers to purchase upgrades to our existing products and services. For example, the COVID-19 pandemic has depressed economic activity worldwide and the timing and strength of an economic recovery is highly uncertain and likely to vary significantly by region. Additionally, a recurrence of the sovereign debt crisis in Europe and repercussions from the United Kingdom’s (“U.K.”) exit from the European Union (“EU”) (“Brexit”) would threaten to suppress demand and our customers’ access to credit in that region which is an important market for our products and services. In addition, political and economic instability created by COVID-19, Brexit and trade tensions between the U.S. and its trading partners have caused and may continue to cause significant volatility in global financial markets. In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, may need to make significant changes in their spending priorities, which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
Regional economic uncertainty can also result in general and ongoing tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and significant volatility in the credit, equity and fixed income markets. Changes in governmental fiscal, monetary and tax policies may also impact interest rates on credit and debt, which have been at relatively low levels for several years. Additionally, the business downturn caused by the COVID-19 pandemic is likely to adversely impact the businesses and financial health of many of our customers and hurt their creditworthiness. As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services. Increases in our cost of borrowing could also impact our ability to access capital markets should we wish to raise additional funding for business investments, which could adversely affect our ability to repay or refinance our outstanding indebtedness, fund future product development and acquisitions or conduct stock buybacks.

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
The software-defined data center, hybrid and multi-cloud computing and end-user computing industries are characterized by rapid technological change, changing customer needs, frequent new software product introductions and evolving industry standards. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. Cloud computing has proven to be a disruptive technology that is altering the way that businesses consume, manage and provide physical IT resources, applications, data and IT services. We may not be able to establish or sustain our thought leadership in the cloud computing and enterprise software fields, and our customers may not view our products and services as cost effective, innovative and best-of-breed, which could result in a reduction in market share and our inability to command a pricing premium over competitor products and services. We may not be able to develop updated products and services that keep pace with technological developments and emerging industry standards, that address the increasingly sophisticated needs of our customers or that interoperate with new or updated operating systems and hardware devices. We may also fail to adequately anticipate and prepare for the commercialization of emerging technologies such as blockchain and the development of new markets and applications for our technology such as the Internet of Things and “edge” computing and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets.
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
We depend upon our IT systems and the systems of SaaS providers to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Consequently, cyber risks represent a large and growing risk to our business. We are increasingly developing and maintaining large data sets and relying on machine learning, artificial intelligence and analytics to provide services to our customers and partners. Unauthorized parties (which may have included nation states and individuals sponsored by them) have penetrated our network security and our website in the past and such unauthorized parties may do so in the future. Employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments in the past and may do so in the future. The COVID-19 pandemic has forced most or all of our employees to shift to work-from-home arrangements, which further increases our vulnerability to email phishing, social engineering and similar cyber-attacks aimed at employees and contractors working remotely. These cyber-attacks, which are increasing in number and technical sophistication, threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems and processes. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as our customers conduct more purchase and service transactions online, and as we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments. Additionally, with our recent acquisition of endpoint security provider Carbon Black and the launch of our new set of enterprise security solutions, our products may be targeted by computer hackers seeking to compromise product security.
We are increasingly being targeted for financial gain and fraud by criminal entities. Utilizing techniques such as email, telephone and postal mail solicitation, criminals seek to extort or steal funds from companies and employees. We have also outsourced a number of our business functions to third parties, and we rely upon distributors, resellers, system vendors and systems integrators to sell our products and services. Accordingly, if our cybersecurity systems and those of our contractors, partners and vendors fail to protect against breaches, our ability to conduct our business could be damaged in a number of ways, including:

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
Factors that may cause fluctuations in our operating results include, among others, the factors described elsewhere in this risk factors section and the following:

•	fluctuations in demand, adoption rates, sales cycles and pricing levels for our products and services;

•	variations in customer choices among our on-premises and subscription and SaaS offerings, which can impact our rates of total revenue and license revenue growth;

•	changes in customers’ budgets for information technology purchases and in the timing of their purchasing decisions;

•	the timing of announcements or releases of new or upgraded products and services by us or by our competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	our ability to control costs, including our operating expenses;

•	the credit risks associated with our distributors, who account for a significant portion of our product revenue and accounts receivable, and our customers;

•	the timing of when sales orders are processed, which can cause fluctuations in our backlog and impact our bookings and timing of revenue recognition;

•	seasonal factors such as the end of fiscal period budget expenditures by our customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for EAs as original EA terms expire;

•	the timing and amount of internally developed software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions;

•	increased volatility in the provision for income taxes in periods in which transfers of intellectual property between our legal entities occur;

•	fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity which may vary significantly by region; and

•	our ability to accurately predict the degree to which customers will elect to purchase our subscription-based offerings in place of licenses to our on-premises offerings.
Acquisitions and divestitures could harm our business and operating results.
We have acquired in the past, and plan to acquire in the future, other businesses, products or technologies. In October 2019, we completed our acquisition of Carbon Black, and, in December 2019, we completed our acquisition of Pivotal. We also from time to time sell or divest businesses, products and technologies. Acquisitions and divestitures involve significant risks and uncertainties, which include:

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

•
the accounting consequences of certain acquisitions, which may vary by deal structure, including, for instance, the need to account for our acquisition of Pivotal as a transaction between entities under common control, which requires prior period financial statements of VMware to be recast as if we had owned Pivotal and operated as one consolidated entity for all periods presented; and

•	the need to later divest acquired assets at a loss if an acquisition does not meet our expectations.
We are exposed to foreign exchange risks.
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For example, political and economic instability created by Brexit has resulted in significant volatility in the value of the British pound and other currencies including the euro, while the impact of the COVID-19 pandemic may introduce further volatility as the ability to control the pandemic and implement sustained economic recoveries may vary significantly from country to country. During the three months ended May 1, 2020, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies have adversely affected, and may adversely affect in the future, our operating results. The financial uncertainty introduced by the COVID-19 pandemic may make it more difficult for us to accurately forecast future transactions in foreign currencies and cause us to have to modify hedging positions, thereby adversely impacting the efficacy of our foreign currency hedging strategy and our operating results. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
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
Another example is the ongoing efforts of the Chinese government to more closely regulate network security. In that respect, a Cyber Security Law came into effect on June 1, 2017. The Cyber Security Law promotes utilization of “secure and reliable” network products and services, requires the sale of certain key network equipment and network security products to be subject to security certification, and imposes data localization measures and various network security measures relevant to a vaguely-defined scope of “critical information infrastructure.” Among those network security measures is a requirement that network products and services procured by operators of “critical information infrastructure” that might affect national security undergo a formal security assessment. Implementing measures governing this security assessment were issued in April 2020 and came into effect on June 1, 2020. Draft regulations contemplate more far-reaching data localization measures, which would require a security assessment be conducted for any business in China and not merely operators of critical information infrastructure to share personal information or a vaguely-defined scope of “important information” with overseas parties.
Also, on January 1, 2016, an Anti-Terrorism Law came into effect in China that gives local public security and state security authorities the broad discretionary authority to require companies to provide access to their equipment and decryption support in particular cases. Failure to comply with such requests can result in fines and imprisonment. In addition, a broad range of businesses are required to verify the identities of customers and are prohibited from providing services to customers whose identities are unclear or who refuse to cooperate in the verification process. If we are not able to, or choose not to, comply with these and other information and network security standards that the Chinese government might implement in the future, our business in China may suffer.
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
We have $4.8 billion in unsecured notes outstanding as well as an additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell. We also have a $1.0 billion unsecured revolving credit facility, which is currently undrawn, and a $2.0 billion senior unsecured 364-day term loan facility, which, as of May 1, 2020, had an outstanding balance of $1.5 billion (collectively, the “Credit Facilities”). Our current and any future debt may adversely affect our financial condition and future financial results by, among other things:

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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our NSX virtual networking, hyperconverged infrastructure, subscription and SaaS, security and modern applications platform initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 24% of our total revenue during the three months ended May 1, 2020. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
We have faced and successfully defended against allegations of copyright infringement and failing to comply with the terms of the open source General Public License v.2, but we can provide no assurances that we will not face similar lawsuits with respect to our use of open source software in the future, nor what the outcome of any such lawsuits may be.
The evolution of our business requires more complex go-to-market strategies, which involve significant risk.
Our increasing focus on developing and marketing IT management and automation and IaaS (including software-defined networking, VCPP-integrated virtual desktop and mobile device, cloud and SaaS) offerings that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings. In addition, marketing and selling new technologies to enterprises requires significant investment of time and resources in order to educate customers on the benefits of our new product offerings. These investments can be costly and the additional effort required to educate both customers and our own sales force can distract from their efforts to sell existing products and services. From time to time, we may choose to reorganize our go-to-market teams in an effort to better leverage investments in our sales efforts by increasing efficiencies and improving customer coverage. These reorganizations can cause short-term disruptions that may negatively impact sales over one or more fiscal periods. For example, during the first quarter of fiscal 2020, our sales in the Americas grew more slowly than in other geographies, which may have been due in part to a reorganization of our go-to-market resources in that region. There is no assurance that this reorganization or similar reorganizations will not negatively impact sales in future quarters. Further, upon entering into new industry segments, we may choose to go to market with hardware appliances that are integrated with our software—as we did when we entered into the SD-WAN space through our acquisitions of VeloCloud Networks, Inc. and Nyansa, Inc.—which requires us to rapidly develop, deploy and scale new hardware procurement, supply chain and inventory management processes and product support services and integrate them into our ongoing business systems and controls. Similarly, our plans to launch managed subscription services such as VMware Cloud on AWS and VMware Cloud on Dell EMC will require us to implement new methods to deliver and monitor end user services and adjust our model for releasing product upgrades.
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
Our products and services are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products or services may only be discovered after a product or service has been installed and used by customers. Undiscovered vulnerabilities in our products or services could expose our customers to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. Further, our use of open-source software in our offerings can make our products and services vulnerable to additional security risks not posed by proprietary products. In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products and services that could be exploited by hackers or others. VMware products and services are also subject to known and unknown security vulnerabilities resulting from integration with products or services of other companies (such as applications, operating systems or semiconductors). For example, vulnerabilities in certain microprocessors were publicly announced in 2018 under the names Spectre, Meltdown and Foreshadow. Actual or perceived errors, defects or security vulnerabilities in our products or services could harm our reputation and lead some customers to return products or services, reduce or delay future purchases or use competitive products or services, all of which could negatively impact our business, operating results and stock price.
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
Additionally, our subscription and SaaS offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services and our initiatives to extend our virtualization and container platforms into the public cloud rely upon the ability of our public cloud and VCPP partners to maintain continuous service availability and protect customer data on their services. The economic downturn caused by the COVID-19 pandemic could threaten the financial health of some of our third-party providers and adversely impact their ability to maintain agreed-upon service levels. Although we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to the contractual obligations under those agreements. The failure of a third-party provider to prevent service disruptions, data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur and contractual provisions with our third-party providers and public cloud partners may limit our recourse against the third-party provider or public cloud partner responsible for such failure. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us and our ability to maintain and expand our subscription and SaaS offerings would be impaired.
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
Disruptions to our distribution channels, including our various routes to market through Dell, could harm our business.
Our future success is highly dependent on our relationships with distributors, resellers, system vendors and systems integrators, which account for a significant portion of our revenue. Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. Our failure to maintain good relationships with channel partners would likely lead to a loss of end users of our products and services, which would adversely affect our revenue. We generally do not have long-term contracts or minimum purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Additionally, the economic downturn caused by the COVID-19 pandemic could threaten the financial health of some of our channel partners and adversely impact their ability to conduct sales activities and provide support for our customers.
One of our distributors accounted for 10% or more of our consolidated revenue during the three months ended May 1, 2020. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Additionally, sales via our various route-to-market relationships with Dell accounted for 32% of our consolidated revenue during the three months ended May 1, 2020. Such routes to market include Dell selling joint solutions as an original equipment manufacturer (“OEM”), acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of May 1, 2020, goodwill and amortizable intangible assets were $9.4 billion and $1.1 billion, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
As a multinational corporation, we are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to income and indirect tax examinations. The Internal Revenue Service (“IRS”) has started its examination of fiscal years 2015 through 2019 for the Dell consolidated group, which VMware was part of beginning in Dell’s fiscal year 2017. In addition, we are under corporate income tax audits in various states and non-U.S. jurisdictions. While we believe we have complied with all applicable income tax laws, a governing tax authority could have a different interpretation of the law and may assess us with additional taxes. In addition, regulatory guidance is still forthcoming with respect to the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) and such guidance may adversely impact our tax provision. Any assessment of additional taxes could materially affect our financial condition and operating results.
Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business or statutory rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits or tax deficiencies within the income tax provision or benefit in the period in which they occur, the impact of accounting for business combinations, our acquisition of Pivotal, which was accounted for as a common control transaction, shifts in the amount of earnings in the U.S. compared with other regions in the world and overall levels of income before tax, changes in our international organization, as well as the expiration of statute of limitations and settlements of audits.
In addition, in the ordinary course of our global business, there are many intercompany transactions, including the transfer of intellectual property, where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may differ from what is reflected in our historical income tax provisions or benefits and accruals.
Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiaries organized in Ireland, where the rate of taxation is lower than our U.S. tax rate, and as such, our annual effective tax rate can be significantly affected by the composition of our earnings in the U.S. and non-U.S. jurisdictions. During October 2014, Ireland announced revisions to its tax regulations that will require foreign earnings of our subsidiaries organized in Ireland to be taxed at higher rates. We will be impacted by the changes in tax laws in Ireland beginning in 2021. In addition, we will be impacted by changes in tax laws in Bermuda and may be impacted by changes in other jurisdictions in 2019 and through 2021. We may proactively make structural changes in Ireland that may reduce the impact to our future tax rates. Currently, there are certain structural changes in Ireland that may be available to multinational companies. However, due to the acquisition of EMC Corporation (“EMC”), VMware’s parent company, by Dell effective September 7, 2016 (the “Dell Acquisition”), we could be subject to higher tax obligations in the event we executed similar structural changes.
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
Our worldwide operations are dependent on our network infrastructure, internal technology systems and website. Significant portions of our intellectual property and personnel, including our corporate headquarters, are located in the San Francisco Bay Area, a region known for seismic activity. We also have operations in various domestic and international locations that expose us to additional diverse risks. A significant natural disaster, such as an earthquake, fire, flood or other act of God, or pandemics, such as the recent outbreak of COVID-19, could have a material adverse impact on our business and operating results. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, and disease pandemics could temporarily sideline a substantial part of our or our customers’ workforce at any particular time, any of which could disrupt our business. Furthermore, some of our new product initiatives and business functions are hosted and carried out by third parties that may be vulnerable to disruptions of these sorts, many of which may be beyond our control. Unanticipated disruptions in services provided through localized physical infrastructure, such as utility or telecommunication outages, or pandemics, such as the recent outbreak of COVID-19, or other unanticipated catastrophes, can curtail the functioning of local offices as well as critical components of our information systems, and adversely affect our ability to process orders, provide services, respond to customer requests and maintain local and global business continuity. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment or availability of our products and services, our revenue would be adversely affected. Additionally, any such catastrophic event could cause us to incur significant costs to repair damages to our facilities, equipment and infrastructure.
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
As of May 1, 2020, Dell beneficially owned 30,678,605 shares of our Class A common stock and all 307,221,836 shares of our Class B common stock, representing 80.6% of the total outstanding shares of common stock or 97.4% of the voting power of outstanding common stock held by EMC, and we are considered a “controlled” company under the rules of the New York Stock Exchange (“NYSE”). Accordingly, strategic and business decisions made by Dell can impact our strategic and business decisions and relationships, and public speculation regarding Dell’s strategic direction and prospects, as well as our relationship with Dell, can cause our stock price to fluctuate.
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

•
Since the Dell Acquisition, the portion of our bookings that are realized through Dell sales channels has grown more rapidly than our sales through non-Dell resellers and distributors, and we expect this trend to continue. To the extent that we find ourselves relying more heavily upon Dell for our channel sales, Dell’s leverage over our sales and marketing efforts may increase and our ability to negotiate favorable go-to-market arrangements with Dell and with other channel partners may decline. During the three months ended May 1, 2020, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 32% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provided financing to our end users at our end users’ discretion.

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
As of May 1, 2020, Dell controlled 80.6% of the total outstanding shares of common stock, including all of our outstanding Class B common stock, representing 97.4% of the voting power of our total outstanding common stock. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of May 1, 2020, Dell controlled 80.6% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Pursuant to a letter agreement entered into by VMware and Dell on July 1, 2018, until the ten-year anniversary of the agreement, Dell may not purchase or otherwise acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such transaction has been approved in advance by a special committee of the VMware Board of Directors comprised solely of independent and disinterested directors or such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
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
Dell competes with certain of our significant channel, technology and other marketing partners, including IBM and Hewlett-Packard. Pursuant to our certificate of incorporation and other agreements that we have with EMC, EMC and Dell may have the ability to impact our relationship with those of our partners that compete with EMC or Dell, which could have a material adverse effect on our operating results and our ability to pursue opportunities that may otherwise be available to us.
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

In December 2019, VMware amended the tax sharing agreement with Dell in connection with, and effective as of, the Pivotal acquisition. The tax sharing agreement with Dell, as amended and subject to certain exceptions, generally limits VMware’s maximum annual tax liability to Dell to the amount VMware would owe on a separate tax return basis.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in related party transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another, and agreements for Dell to resell and distribute our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three months ended May 1, 2020, we recognized revenue of $882 million, and as of May 1, 2020, $4.0 billion of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Dell, which beneficially owned 80.6% of our outstanding stock as of May 1, 2020, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchaser
From time to time, we repurchase stock pursuant to authorized stock repurchase programs in open market transactions as permitted by securities laws and other legal requirements. We are not obligated to purchase any shares under our stock repurchase programs. The timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, cash requirements for operations and business combinations, corporate and regulatory requirements and other market and economic conditions. Purchases may be discontinued at any time we believe additional purchases are not warranted. From time to time, we also purchase stock in private transactions, such as with Dell. All shares repurchased under our stock repurchase programs are retired.
Purchases of Class A common stock during the three months ended May 1, 2020 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
February 1 – February 28, 2020	—	$—	—	$1,000,397,897
February 29 – March 27, 2020	1,390,608	115.76	1,390,608	839,417,826
March 28 – May 1, 2020	149,624	133.65	149,624	819,420,325
	1,540,232	$117.50	1,540,232	819,420,325

(1)	The average price paid per share excludes commissions.
(2) Represents the amounts remaining from VMware’s $1.5 billion stock repurchase authorization announced on May 29, 2019 that expires at the end of fiscal 2021. Amounts remaining exclude commissions.

ITEM 6.	EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.6	Fourth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.2	4/7/20
4.7	Fifth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.3	4/7/20
4.8	Sixth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.4	4/7/20
10.30*+	Letter Agreement between VMware, Inc. and Jean-Pierre Brulard effective as of February 1, 2020
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.
Dated:	June 8, 2020	By:	/s/ J. Andrew Munk
J. Andrew Munk Chief Accounting Officer (Principal Accounting Officer)