Form 10-Q
period 2020-07-31
VMWARE, INC.
filed 2020-09-04
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 28, 2020, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 420,127,174, of which 112,905,338 shares were Class A common stock and 307,221,836 were Class B common stock.

VMware, Pivotal, Datrium, Lastline, vRealize, Carbon Black, VeloCloud, Nyansa, Workspace ONE, CloudHealth, NSX, VMware vSAN, VMware Foundation, vSphere, Heptio, and Tanzu are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019(1)	2020	2019(1)
Revenue(2)(3):
License	$719	$773	$1,379	$1,419
Subscription and SaaS	631	439	1,204	850
Services	1,525	1,420	3,026	2,813
Total revenue	2,875	2,632	5,609	5,082
Operating expenses(2)(4):
Cost of license revenue	35	38	74	74
Cost of subscription and SaaS revenue	132	97	258	191
Cost of services revenue	321	306	639	605
Research and development	679	614	1,344	1,204
Sales and marketing	897	888	1,814	1,756
General and administrative	277	223	523	432
Realignment and loss on disposition	—	—	4	—
Operating income	534	466	953	820
Investment income	1	14	7	28
Interest expense	(55)	(34)	(104)	(68)
Other income (expense), net	15	41	8	58
Income before income tax	495	487	864	838
Income tax provision (benefit)	48	(4,798)	31	(4,812)
Net income	447	5,285	833	5,650
Less: Net loss attributable to non-controlling interests	—	(18)	—	(33)
Net income attributable to VMware, Inc.	$447	$5,303	$833	$5,683
Net income per weighted-average share attributable to VMware, Inc. common stockholders, basic for Classes A and B	$1.06	$12.72	$1.99	$13.62
Net income per weighted-average share attributable to VMware, Inc. common stockholders, diluted for Classes A and B	$1.06	$12.47	$1.97	$13.34
Weighted-average shares, basic for Classes A and B	420,031	416,983	419,208	417,310
Weighted-average shares, diluted for Classes A and B	423,050	425,091	422,428	426,044
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

(3) Includes related party revenue as follows (refer to Note C):
License	$364	$360	$687	$639
Subscription and SaaS	122	79	237	151
Services	478	350	921	676
(4) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$1
Cost of subscription and SaaS revenue	5	3	9	6
Cost of services revenue	26	20	48	38
Research and development	132	109	257	211
Sales and marketing	88	68	159	129
General and administrative	42	34	91	64
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019(1)	2020	2019(1)
Net income	$447	$5,285	$833	$5,650
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $1, $—, ($1) and $—	5	3	(5)	6
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $1, $—, $— and $—	3	(2)	—	(1)
Net change in fair value of effective foreign currency forward contracts	8	1	(5)	5
Foreign currency translation adjustments	1	—	—	—
Total other comprehensive income (loss)	9	1	(5)	5
Comprehensive income, net of taxes	456	5,286	828	5,655
Less: Net loss attributable to the non-controlling interests	—	(18)	—	(33)
Comprehensive income attributable to VMware, Inc.	$456	$5,304	$828	$5,688
__________
(1)   Adjusted to reflect the recast of prior period information due to the Pivotal acquisition in fiscal 2020, which was accounted for as a transaction between entities under common control (refer to Note A).

The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	July 31,	January 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,703	$2,915
Accounts receivable, net of allowance for doubtful accounts of $6 and $7	1,970	1,883
Due from related parties, net	897	1,457
Other current assets	457	436
Total current assets	8,027	6,691
Property and equipment, net	1,302	1,280
Other assets	2,381	2,266
Deferred tax assets	5,809	5,556
Intangible assets, net	1,109	1,172
Goodwill	9,547	9,329
Total assets	$28,175	$26,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216	$208
Accrued expenses and other	2,195	2,151
Current portion of long-term debt and other borrowings	1,500	2,747
Unearned revenue	5,215	5,218
Total current liabilities	9,126	10,324
Note payable to Dell	270	270
Long-term debt	4,714	2,731
Unearned revenue	4,170	4,050
Income tax payable	783	817
Operating lease liabilities	781	746
Other liabilities	424	347
Total liabilities	20,268	19,285
Contingencies (refer to Note D)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 113,248 and 110,484 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 307,222 shares	3	3
Additional paid-in capital	2,070	2,000
Accumulated other comprehensive loss	(9)	(4)
Retained earnings	5,842	5,009
Total stockholders’ equity	7,907	7,009
Total liabilities and stockholders’ equity	$28,175	$26,294
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 31,	August 2,
	2020	2019(1)
Operating activities:
Net income	$833	$5,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	496	407
Stock-based compensation	565	449
Deferred income taxes, net	(196)	(4,955)
Unrealized (gain) loss on equity securities, net	(6)	(20)
(Gain) loss on disposition of assets, revaluation and impairment, net	7	(4)
Loss on extinguishment of debt	8	—
Other	(2)	2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(79)	116
Other current assets and other assets	(345)	(356)
Due to/from related parties, net	560	298
Accounts payable	11	7
Accrued expenses and other liabilities	207	9
Income taxes payable	(51)	(11)
Unearned revenue	86	443
Net cash provided by operating activities	2,094	2,035
Investing activities:
Additions to property and equipment	(163)	(163)
Purchases of strategic investments	(11)	(8)
Proceeds from disposition of assets	21	22
Business combinations, net of cash acquired, and purchases of intangible assets	(335)	(384)
Net cash paid on disposition of a business	—	(5)
Net cash used in investing activities	(488)	(538)
Financing activities:
Proceeds from issuance of common stock	142	152
Net proceeds from issuance of long-term debt	1,979	—
Repayment of current portion of long-term debt	(1,257)	—
Repurchase of common stock	(311)	(1,037)
Shares repurchased for tax withholdings on vesting of restricted stock	(276)	(351)
Payment to acquire non-controlling interests	(91)	—
Principal payments on finance lease obligations	(1)	(1)
Net cash provided by (used in) financing activities	185	(1,237)
Net increase in cash, cash equivalents and restricted cash	1,791	260
Cash, cash equivalents and restricted cash at beginning of the period	3,031	3,596
Cash, cash equivalents and restricted cash at end of the period	$4,822	$3,856
Supplemental disclosures of cash flow information:
Cash paid for interest	$91	$64
Cash paid for taxes, net	282	188
Non-cash items:
Changes in capital additions, accrued but not paid	$(7)	$(5)
__________
(1)   Adjusted to reflect the recast of prior period information due to the Pivotal acquisition in fiscal 2020, which was accounted for as a transaction between entities under common control (refer to Note A).

The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Three Months Ended July 31, 2020
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, May 1, 2020	112	$1	307	$3	$2,047	$5,395	$(18)	$7,428
Proceeds from issuance of common stock	1	—	—	—	31	—	—	31
Repurchase and retirement of common stock	(1)	—	—	—	(130)	—	—	(130)
Issuance of restricted stock	2	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(120)	—	—	(120)
Stock-based compensation	—	—	—	—	287	—	—	287
Amount due from tax sharing arrangement	—	—	—	—	(45)	—	—	(45)
Total other comprehensive income (loss)	—	—	—	—	—	—	9	9
Net income	—	—	—	—	—	447	—	447
Balance, July 31, 2020	113	$1	307	$3	$2,070	$5,842	$(9)	$7,907

	Six Months Ended July 31, 2020
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 31, 2020	110	$1	307	$3	$2,000	$5,009	$(4)	$7,009
Proceeds from issuance of common stock	2	—	—	—	142	—	—	142
Repurchase and retirement of common stock	(2)	—	—	—	(311)	—	—	(311)
Issuance of restricted stock	5	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(275)	—	—	(275)
Stock-based compensation	—	—	—	—	559	—	—	559
Amount due from tax sharing arrangement	—	—	—	—	(45)	—	—	(45)
Total other comprehensive income (loss)	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	—	833	—	833
Balance, July 31, 2020	113	$1	307	$3	$2,070	$5,842	$(9)	$7,907

	Three Months Ended August 2, 2019(1)
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, May 3, 2019	110	$1	300	$3	$2,460	$(714)	$2	$1,082	$2,834
Proceeds from issuance of common stock	—	—	—	—	3	—	—	—	3
Issuance of stock-based awards in acquisition	—	—	—	—	2	—	—	—	2
Repurchase and retirement of common stock	(2)	—	—	—	(187)	(259)	—	—	(446)
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(141)	—	—	—	(141)
Stock-based compensation	—	—	—	—	208	—	—	26	234
Credit from tax sharing arrangement	—	—	—	—	85	—	—	—	85
Investment from Dell, net	—	—	—	—	1	—	—	1	2
Total other comprehensive income (loss)	—	—	—	—	—	—	1	—	1
Transactions with Pivotal’s non-controlling stockholders	—	—	—	—	6	—	—	6	12
Net income (loss)	—	—	—	—	—	5,303	—	(18)	5,285
Balance, August 2, 2019	109	$1	300	$3	$2,437	$4,330	$3	$1,097	$7,871

	Six Months Ended August 2, 2019(1)
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, February 1, 2019	111	$1	300	$3	$2,959	$(1,096)	$(2)	$1,026	$2,891
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	2	—	—	2
Proceeds from issuance of common stock	1	—	—	—	106	—	—	—	106
Issuance of stock-based awards in acquisition	—	—	—	—	2	—	—	—	2
Repurchase and retirement of common stock	(6)	—	—	—	(778)	(259)	—	—	(1,037)
Issuance of restricted stock	5	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(348)	—	—	—	(348)
Stock-based compensation	—	—	—	—	402	—	—	47	449
Credit from tax sharing arrangement	—	—	—	—	85	—	—	—	85
Investment from Dell, net	—	—	—	—	16	—	—	11	27
Total other comprehensive income (loss)	—	—	—	—	—	—	5	—	5
Transactions with Pivotal’s non-controlling stockholders	—	—	—	—	(7)	—	—	46	39
Net income (loss)	—	—	—	—	—	5,683	—	(33)	5,650
Balance, August 2, 2019	109	$1	300	$3	$2,437	$4,330	$3	$1,097	$7,871
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
Of the total amount of consideration for the acquisition of the non-controlling interest in Pivotal, $155 million was recognized in accrued expenses and other on the condensed consolidated balance sheet as of January 31, 2020 for amounts potentially owed to dissenting stockholders. During the second quarter of fiscal 2021, VMware paid $91 million to dissenting stockholders of Pivotal, representing a portion of the amount accrued as of January 31, 2020.
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
Effective September 7, 2016, Dell (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware. As of July 31, 2020, Dell controlled 80.4% of VMware’s outstanding common stock and 97.4% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. The portion of results of operations attributable to the non-controlling interests for Pivotal prior to the acquisition was included in net loss attributable to non-controlling interests on the condensed consolidated statements of income for the periods presented. As part of the acquisition of Pivotal, VMware acquired the non-controlling interests in Pivotal from the holders of Pivotal Class A common stock, and has held 100% of the controlling financial interest in Pivotal since December 2019. The cumulative portion of the results of operations and changes in the net assets of Pivotal attributable to the non-controlling interests through the acquisition date were reclassified to additional paid-in capital on the condensed consolidated balance sheet as of January 31, 2020.
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
As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, VMware’s future financial statements could be affected.
Subscription and SaaS Revenue
Effective with the fourth quarter of fiscal 2020, VMware is presenting new revenue and cost of revenue line items entitled “subscription and SaaS revenue” and “cost of subscription and SaaS revenue.” Previously, subscription and software-as-a-service (“SaaS”) revenue was referred to as “hybrid cloud subscription and SaaS revenue” and was allocated between license revenue and services revenue in the condensed consolidated statements of income. In light of the Company’s recent acquisitions, management decided to separately present revenue recognized from subscription and SaaS offerings as management believes it provides a more meaningful representation of the nature of its revenue. Revenue and related costs from prior periods were reclassified to conform to the current presentation.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the prior period reclassifications for revenue and the corresponding costs resulting from the presentation of the new revenue line item (amounts in millions):

	Three Months Ended
	August 2, 2019
	As Previously Reported	Reclassification For New Revenue Line	Pivotal Adjustments(1)	As Adjusted
Revenue:
License	$1,011	$(238)	$—	$773
Subscription and SaaS	—	306	133	439
Services	1,428	(68)	60	1,420
Operating expenses:
Cost of license revenue	50	(12)	—	38
Cost of subscription and SaaS revenue	—	73	24	97
Cost of services revenue	315	(61)	52	306

	Six Months Ended
	August 2, 2019
	As Previously Reported	Reclassification For New Revenue Line	Pivotal Adjustments(1)	As Adjusted
Revenue:
License	$1,879	$(460)	$—	$1,419
Subscription and SaaS	—	591	259	850
Services	2,826	(131)	118	2,813
Operating expenses:
Cost of license revenue	101	(27)	—	74
Cost of subscription and SaaS revenue	—	142	49	191
Cost of services revenue	617	(115)	103	605
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
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $39 million and $26 million as of July 31, 2020 and January 31, 2020, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of July 31, 2020, customer deposits related to customer prepayments and cloud credits of $277 million were included in accrued expenses and other, and $149 million were included in other liabilities on the condensed consolidated balance sheets. As of January 31, 2020, customer deposits related to customer prepayments and cloud credits of $247 million were included in accrued expenses and other, and $143 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of July 31, 2020 and January 31, 2020 were $24 million and $13 million, respectively. Deferred commissions included in other assets were $994 million and $938 million as of July 31, 2020 and January 31, 2020, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $106 million and $206 million during the three and six months ended July 31, 2020, respectively, and $89 million and $178 million during the three and six months ended August 2, 2019, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	July 31,	January 31,
	2020	2020
Unearned license revenue	$11	$19
Unearned subscription and SaaS revenue	1,619	1,534
Unearned software maintenance revenue	6,696	6,700
Unearned professional services revenue	1,059	1,015
Total unearned revenue	$9,385	$9,268

Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of July 31, 2020 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended July 31, 2020 were $2.0 billion and $1.8 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. Total billings and revenue recognized during the six months ended July 31, 2020 were $3.7 billion and $3.6 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. During the three and six months ended July 31, 2020, VMware also acquired $27 million and $30 million, respectively, in unearned revenue in connection with business combinations.
Revenue recognized during the three and six months ended August 2, 2019 was $1.6 billion and $3.1 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of July 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2021, and the remainder thereafter.
C. Related Parties
The information provided below includes a summary of transactions with Dell and Dell’s consolidated subsidiaries (collectively, “Dell”).
Transactions with Dell
VMware and Dell engaged in the following ongoing related party transactions, which resulted in revenue and receipts, and unearned revenue for VMware:

•
Pursuant to original equipment manufacturer (“OEM”) and reseller arrangements, Dell integrates or bundles VMware’s products and services with Dell’s products and sells them to end users. Dell also acts as a distributor, purchasing VMware’s standalone products and services for resale to end-user customers through VMware-authorized resellers. Revenue under these arrangements is presented net of related marketing development funds and rebates paid to Dell. In addition, VMware provides professional services to end users based upon contractual agreements with Dell.

•	Dell purchases products and services from VMware for its internal use.

•
From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and Dell pays VMware for services or reimburses VMware for costs incurred by VMware, in connection with such projects.

During the three and six months ended July 31, 2020, revenue from Dell accounted for 34% and 33% of VMware’s consolidated revenue, respectively. During the three and six months ended July 31, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 12% of revenue from Dell, or 4% of VMware’s consolidated revenue.
During the three and six months ended August 2, 2019, revenue from Dell accounted for 30% and 29% of VMware’s consolidated revenue, respectively. During the three and six months ended August 2, 2019, revenue recognized on transactions where Dell acted as an OEM accounted for 12% of revenue from Dell, or 4% of VMware’s consolidated revenue.
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	July 31,	August 2,	July 31,	August 2,	July 31,	January 31,
	2020	2019	2020	2019	2020	2020
Reseller revenue	$948	$778	$1,810	$1,443	$4,204	$3,787
Internal-use revenue	16	11	35	23	33	57
Collaborative technology project receipts	3	2	6	4	n/a	n/a

Customer deposits resulting from transactions with Dell were $203 million and $194 million as of July 31, 2020 and January 31, 2020, respectively.
VMware and Dell engaged in the following ongoing related party transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•	From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects.

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

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.

•	From time to time, VMware enters into agency arrangements with Dell that enable VMware to sell its subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
Purchases and leases of products and purchases of services(1)	$45	$56	$89	$136
Dell subsidiary support and administrative costs	15	27	42	64

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
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $18 million and $31 million during the three and six months ended July 31, 2020, respectively, and $12 million and $25 million during the three and six months ended August 2, 2019, respectively.
Tax Sharing Agreement with Dell
Payments made to Dell pursuant to the tax sharing agreement were $142 million and $167 million during the three and six months ended July 31, 2020, respectively, and $52 million and $89 million during the three and six months ended August 2, 2019, respectively.
Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and VMware executed during the first quarter of fiscal 2020 (the “Letter Agreement”). In December 2019, VMware amended the tax sharing agreement with Dell in connection with, and effective as of, the Pivotal acquisition. The tax sharing agreement with Dell, as amended and subject to certain exceptions, generally limits VMware’s maximum annual tax liability to Dell to the amount VMware would owe on a separate tax return basis. Subject to this cap for periods following the Pivotal acquisition, the amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement recorded in additional paid-in capital during the three and six months ended July 31, 2020 was $45 million. The amount recognized in additional paid-in capital during the three and six months ended August 2, 2019 was $85 million, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determinations made by Dell.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As a result of the activity under the tax sharing agreement with Dell, amounts due to Dell were $521 million and $529 million as of July 31, 2020 and January 31, 2020, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The Company expects to pay the remainder of its Transition Tax over a period of five years.
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
In April 2019, Pivotal and Dell amended their tax sharing agreement with regard to the treatment of certain U.S. Tax Cuts and Jobs Act implications not explicitly covered by the original terms of the tax sharing agreement. The amendment resulted in $27 million recognized as a component of additional paid-in capital during the six months ended August 2, 2019 and it was not material during the three months ended August 2, 2019.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	July 31,	January 31,
	2020	2020
Due from related parties, current	$1,027	$1,618
Due to related parties, current(1)	130	161
Due from related parties, net, current	$897	$1,457

(1) Includes an immaterial amount related to the Company’s current operating lease liabilities due to related parties.
The Company also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of July 31, 2020 and January 31, 2020.
Amounts in due from related parties, net, excluding DFS and tax obligations, include the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
As of July 31, 2020 and January 31, 2020, VMware had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three and six months ended July 31, 2020 and August 2, 2019, interest expense on the notes payable to Dell was not significant.
D. Commitments and Contingencies
Litigation
On June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Delaware Chancery Court against Dell, VMware, Michael Dell, Robert Mee and Cynthia Gaylor. The claims include breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit in the Delaware Chancery Court against the same defendants asserting the same types of claims. These matters have been consolidated and are in the early stages of litigation. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend against these securities class actions.
On April 25, 2019, Cirba Inc. (“Cirba”) filed a lawsuit against VMware in the United States District Court for the District of Delaware (the “Delaware Court”), alleging two patent infringement claims and three trademark infringement-related claims. On May 6, 2019, Cirba filed a motion seeking a preliminary injunction tied to one of the two patents it alleges VMware infringes. Following a hearing on August 6, 2019, the Delaware Court denied Cirba’s preliminary injunction motion and set the case for trial in mid-January 2020. On August 20, 2019, VMware filed counterclaims against Cirba, asserting among other

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

claims that Cirba is infringing four VMware patents. The Delaware Court severed those claims from the January 2020 trial on Cirba’s claims, and the trial on VMware’s patent claims is currently set for September 2021. The trial on Cirba’s claims in the Delaware Court was completed on January 23, 2020, and on January 24, 2020, the jury returned a verdict finding that VMware willfully infringed the two asserted patents and awarding approximately $237 million in damages. The jury further found that VMware was not liable on Cirba’s trademark infringement-related claims. A total of $237 million has been accrued for the Delaware action, which reflects the estimated losses that are considered both probable and reasonably estimable at this time. The parties filed post-trial motions in which VMware moved to set aside the verdict and reduce the damages award, and Cirba moved for a permanent injunction, enhanced damages, set an ongoing royalty rate, and for an award of pre-judgment and post-judgment interest and supplemental damages. The parties held a hearing with the Delaware Court on those motions on May 15, 2020, and the Delaware Court has taken those motions under advisement. The Company intends to vigorously defend itself in this matter, including, if necessary, via an appeal. Final resolution of this matter could be materially different from the amount accrued. The amount accrued for this matter is included in accrued expenses and other on the condensed consolidated balance sheet as of July 31, 2020 and January 31, 2020, and the charge was included in general and administrative on the condensed consolidated statement of income for the year ended January 31, 2020.
On October 22, 2019, VMware filed a separate patent infringement lawsuit against Cirba in the United States District Court for the Eastern District of Virginia, asserting that Cirba infringes an additional four patents. The court in that action transferred the case to the District of Delaware. On March 23, 2020, Cirba filed a counterclaim asserting one additional patent against VMware. Overall, the Company is unable at this time to assess whether or to what extent it may be found liable on the new patent claim and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of July 31, 2020, other than the Cirba litigation, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
Contractual Commitments
From time to time, VMware enters into arrangements with minimum purchase commitments in the ordinary course of business. New material purchase commitments in fiscal 2021 have totaled $1.2 billion. Minimum payments under these new commitments as of July 31, 2020 are $250 million for fiscal 2022, $250 million for fiscal 2023 and $700 million prior to the end of fiscal 2024.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
Acquisition of Datrium, Inc.
During the second quarter of fiscal 2021, VMware completed the acquisition of Datrium, Inc., a provider of cloud-native disaster recovery solutions, to broaden the VMware Site Recovery Disaster Recovery as a Service offerings. The total purchase price, net of cash acquired, was $137 million. The purchase price primarily included $25 million of identifiable intangible assets and $91 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of three years to five years.
Acquisition of Lastline, Inc.
During the second quarter of fiscal 2021, VMware completed the acquisition of Lastline, Inc., a provider of network-based security breach detection products and services, to enhance capabilities for network detection and threat analysis on VMware NSX and SD-WAN offerings. The total purchase price, net of cash acquired, was $114 million. The purchase price primarily included $29 million of identifiable intangible assets and $86 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of one year to four years.
Acquisition of Nyansa, Inc.
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
Other Fiscal 2021 Acquisitions
During the second quarter of fiscal 2021, VMware completed two other acquisitions, which were not material individually to the condensed consolidated financial statements. VMware expects these acquisitions to enhance its product features and capabilities for its VMware Carbon Black Cloud and vRealize Operations offerings. The aggregate purchase price for these two acquisitions, net of cash acquired, was $40 million and primarily included $31 million of identifiable intangible assets and $16 million of goodwill, of which $24 million is expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of one year to five years.
The pro forma financial information assuming these fiscal 2021 acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	July 31, 2020
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.5	$970	$(432)	$538
Customer relationships and customer lists	11.4	730	(234)	496
Trademarks and tradenames	7.6	132	(68)	64
Other	2.0	21	(10)	11
Total definite-lived intangible assets		$1,853	$(744)	$1,109

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	January 31, 2020
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.7	$1,030	$(488)	$542
Customer relationships and customer lists	11.4	739	(200)	539
Trademarks and tradenames	7.6	131	(58)	73
Other	2.0	22	(4)	18
Total definite-lived intangible assets		$1,922	$(750)	$1,172

Amortization expense on definite-lived intangible assets was $81 million and $161 million during the three and six months ended July 31, 2020, respectively, and $70 million and $140 million during the three and six months ended August 2, 2019, respectively.
Based on intangible assets recorded as of July 31, 2020 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2021	$163
2022	284
2023	234
2024	187
2025	101
Thereafter	140
Total	$1,109

Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the six months ended July 31, 2020 (table in millions):

Balance, January 31, 2020	$9,329
Increase in goodwill related to business combinations	218
Balance, July 31, 2020	$9,547

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
Net income attributable to VMware, Inc.	$447	$5,303	$833	$5,683

Weighted-average shares, basic for Classes A and B	420,031	416,983	419,208	417,310
Effect of other dilutive securities	3,019	8,108	3,220	8,734
Weighted-average shares, diluted for Classes A and B	423,050	425,091	422,428	426,044
Net income per weighted-average share attributable to VMware, Inc. common stockholders, basic for Classes A and B	$1.06	$12.72	$1.99	$13.62
Net income per weighted-average share attributable to VMware, Inc. common stockholders, diluted for Classes A and B	$1.06	$12.47	$1.97	$13.34

The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
Anti-dilutive securities:
Employee stock options	170	—	233	—
Restricted stock units	5,727	458	4,664	251
Total	5,897	458	4,897	251

G. Cash, Cash Equivalents, and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents totaled $4.7 billion and $2.9 billion as of July 31, 2020 and January 31, 2020, respectively. Cash equivalents were $3.9 billion as of July 31, 2020 and consisted of money-market funds of $3.9 billion and time deposits of $40 million. Cash equivalents were $2.3 billion as of January 31, 2020 and consisted of money-market funds of $2.2 billion and time deposits of $102 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of July 31, 2020 and January 31, 2020 (table in millions):

	July 31,	January 31,
	2020	2020
Cash and cash equivalents	$4,703	$2,915
Restricted cash within other current assets	85	83
Restricted cash within other assets	34	33
Total cash, cash equivalents and restricted cash	$4,822	$3,031

Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

H. Debt
Unsecured Senior Notes
On April 7, 2020, VMware issued three series of unsecured senior notes pursuant to a public debt offering. The proceeds from the issuance were $2.0 billion, net of debt discount of $3 million and debt issuance costs of $17 million. VMware also has three series of unsecured senior notes issued on August 21, 2017 (collectively with the notes issued April 7, 2020, the “Senior Notes”).
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	July 31,	January 31,	Effective Interest Rate
	2020	2020
Senior Notes issued August 21, 2017:
2.30% Senior Note Due August 21, 2020	$—	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750	—	4.70%
4.65% Senior Note Due May 15, 2027	500	—	4.80%
4.70% Senior Note Due May 15, 2030	750	—	4.86%
Total principal amount	4,750	4,000
Less: unamortized discount	(7)	(5)
Less: unamortized debt issuance costs	(29)	(16)
Net carrying amount	4,714	3,979
Current portion of long-term debt	—	1,248
Long-term debt	$4,714	$2,731

On May 11, 2020, VMware exercised a make-whole call and redeemed the $1.3 billion unsecured senior note due August 21, 2020 at a premium. The loss on extinguishment of debt was not material during the three and six months ended July 31, 2020 and was recognized in other income (expense), net on the condensed consolidated statements of income.
Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $49 million and $88 million during the three and six months ended July 31, 2020, respectively, and $32 million and $65 million during the three and six months ended August 2, 2019, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.0 billion, for general corporate purposes. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of July 31, 2020 and January 31, 2020, there was no

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

outstanding borrowing under the revolving credit facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three and six months ended July 31, 2020 and August 2, 2019.
Senior Unsecured Term Loan Facility
On September 26, 2019, VMware entered into a senior unsecured term loan facility (the “Term Loan”) with a syndicate of lenders that provided the Company with a borrowing capacity of up to $2.0 billion through February 7, 2020, for general corporate purposes. The Term Loan matures during the third quarter of fiscal 2021, on the 364th day following the initial funding under the Term Loan. The Term Loan bears interest at the London interbank offered rate plus 0.75% to 1.25%, or an alternate base rate plus 0.00% to 0.25%, depending on VMware’s external credit ratings. As of July 31, 2020, the weighted-average interest rate on the outstanding Term Loan was 1.05%.
As of July 31, 2020 and January 31, 2020, the outstanding balance on the Term Loan of $1.5 billion, net of unamortized debt issuance costs, was included in current portion of long-term debt and other borrowings on the condensed consolidated balance sheets, with no remaining amount available for additional borrowings. The Term Loan contains certain representations, warranties and covenants. Interest expense for the Term Loan, including amortization of issuance costs, was not significant during the three months ended July 31, 2020 and was $14 million during the six months ended July 31, 2020.
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents that were required to be measured at fair value as of the periods presented (tables in millions):

	July 31, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$3,856	$—	$3,856
Time deposits(1)	—	40	40
Total cash equivalents	$3,856	$40	$3,896

	January 31, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,158	$—	$2,158
Time deposits(1)	—	102	102
Total cash equivalents	$2,158	$102	$2,260

(1) Time deposits were valued at amortized cost, which approximated fair value.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The note payable to Dell, the Senior Notes and the Term Loan were not adjusted to fair value. The fair value of the note payable to Dell was approximately $276 million and $269 million as of July 31, 2020 and January 31, 2020, respectively. The fair value of the Senior Notes was approximately $5.3 billion and $4.1 billion as of July 31, 2020 and January 31, 2020, respectively. The fair value of the Term Loan approximated its carrying value as of July 31, 2020 and January 31, 2020 due to its short-term nature. Fair value for the note payable to Dell, the Senior Notes and the Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. There is no net impact to the condensed consolidated statements of income since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at $123 million and $106 million as of July 31, 2020 and January 31, 2020, respectively, and were included in other assets and other liabilities on the condensed consolidated balance sheets, respectively.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of July 31, 2020 and January 31, 2020, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $155 million and $159 million, respectively, and were included in other assets on the condensed consolidated balance sheets. Unrealized gains and losses recognized by the Company on these securities were not significant during the three and six months ended July 31, 2020. The Company recognized an unrealized gain of $23 million on these securities during the three and six months ended August 2, 2019. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and six months ended July 31, 2020 and August 2, 2019, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have contractual maturities of twelve months or less, and as of July 31, 2020 and January 31, 2020, outstanding forward contracts had a total notional value of $254 million and $480 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of July 31, 2020 and January 31, 2020.
During the three and six months ended July 31, 2020 and August 2, 2019, all cash flow hedges were considered effective.
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
These forward contracts generally have a contractual maturity of one month, and as of July 31, 2020 and January 31, 2020, outstanding forward contracts had a total notional value of $3.8 billion and $1.1 billion, respectively. The notional value

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of July 31, 2020 and January 31, 2020.
During the three and six months ended July 31, 2020, VMware recognized losses of $48 million and $33 million, respectively, related to the settlement of forward contracts. The gains recognized during the three and six months ended August 2, 2019 were $26 million and $53 million, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities during the three and six months ended July 31, 2020 resulted in net gains of $12 million and $13 million, respectively. Net gains related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were $12 million and $18 million during the three and six months ended August 2, 2019, respectively. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
K. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 26 years. Lease expense recorded in the condensed consolidated statements of income was $53 million and $110 million during the three and six months ended July 31, 2020, respectively, and $50 million and $98 million during the three and six months ended August 2, 2019, respectively.
The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
Operating lease expense	$44	$41	$90	$80

Finance lease expense:
Amortization of ROU assets	$1	$1	$3	$1
Interest on lease liabilities	1	—	1	—
Total finance lease expense	$2	$1	$4	$1

Short-term lease expense	$—	$—	$1	$1

Variable lease expense	$7	$8	$15	$16
Total lease expense	$53	$50	$110	$98

From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not significant during the periods presented.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental cash flow information related to operating and finance leases during the period presented was as follows (table in millions):

	Six Months Ended
	July 31,	August 2,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81	$83
Operating cash flows from finance leases	1	—
Financing cash flows from finance leases	1	1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$100	$114
Finance leases	1	63

Supplemental balance sheet information related to operating and finance leases as of the period presented was as follows (table in millions):

	July 31, 2020
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$908	$56

Lease liabilities, current(2)	$112	$4
Lease liabilities, non-current(3)	781	51
Total lease liabilities	$893	$55

	January 31, 2020
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$886	$58

Lease liabilities, current(2)	$109	$4
Lease liabilities, non-current(3)	746	55
Total lease liabilities	$855	$59
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
Lease term and discount rate related to operating and finance leases as of the period presented were as follows:

	July 31,	January 31,
	2020	2020
Weighted-average remaining lease term (in years)
Operating leases	12.7	13.3
Finance leases	8.8	9.2
Weighted-average discount rate
Operating leases	3.7%	3.8%
Finance leases	2.9%	3.1%

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of the period presented (table in millions):

	July 31, 2020
	Operating Leases	Finance Leases
2021	$63	$3
2022	154	6
2023	140	7
2024	111	7
2025	85	6
Thereafter	613	34
Total future minimum lease payments	1,166	63
Less: Imputed interest	(273)	(8)
Total lease liabilities(1)	$893	$55
(1) Total lease liabilities as of July 31, 2020 excluded legally binding lease payments for leases signed but not yet commenced of $265 million.
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
During May 2019, VMware’s board of directors authorized the repurchase of up to $1.5 billion of Class A common stock through January 29, 2021. During July 2020, VMware’s board of directors extended authorization of the existing stock repurchase program through January 28, 2022 and authorized the repurchase of up to an additional $1.0 billion of Class A common stock through January 28, 2022. As of July 31, 2020, the cumulative authorized amount remaining for stock repurchases was $1.7 billion.
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
Aggregate purchase price(1)	$130	$446	$311	$1,037
Class A common stock repurchased	919	2,431	2,459	5,695
Weighted-average price per share	$141.04	$183.53	$126.30	$182.06

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the degree of achievement of the performance or market-based target designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.
The following table summarizes restricted stock activity since January 31, 2020 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 31, 2020	17,474	$128.38
Granted	9,516	150.95
Vested	(5,497)	110.07
Forfeited	(1,285)	129.95
Outstanding, July 31, 2020	20,208	143.81

The aggregate vesting date fair value of VMware’s restricted stock that vested during the six months ended July 31, 2020, was $751 million. As of July 31, 2020, restricted stock representing 20.2 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2.8 billion based on VMware’s closing stock price as of July 31, 2020.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax benefit on the condensed consolidated statements of income. Net excess tax benefits recognized during the three and six months ended July 31, 2020 were $16 million and $29 million, respectively, and were $35 million and $117 million during the three and six months ended August 2, 2019, respectively.
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, January 31, 2020	$—	$(4)	$(4)
Unrealized gains (losses), net of tax provision (benefit) of ($1), $—, and ($1)	(5)	—	(5)
Other comprehensive income (loss), net	(5)	—	(5)
Balance, July 31, 2020	$(5)	$(4)	$(9)

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustment	Total
Balance, February 1, 2019	$2	$(4)	$(2)
Unrealized gains (losses), net of tax provision (benefit) of $—, $— and $—	6	—	6
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income (loss), net of tax (provision) benefit of $—, $— and $—	(1)	—	(1)
Other comprehensive income (loss), net	5	—	5
Balance, August 2, 2019	$7	$(4)	$3

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
M. Segment Information
VMware operates in one reportable operating segment; thus, all required financial segment information is included in the condensed consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in order to allocate resources and assess performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
Revenue:
License	$719	$773	$1,379	$1,419
Subscription and SaaS	631	439	1,204	850
Total license and subscription and SaaS	1,350	1,212	2,583	2,269
Services:
Software maintenance	1,270	1,172	2,515	2,319
Professional services	255	248	511	494
Total services	1,525	1,420	3,026	2,813
Total revenue	$2,875	$2,632	$5,609	$5,082
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
United States	$1,439	$1,317	$2,802	$2,512
International	1,436	1,315	2,807	2,570
Total	$2,875	$2,632	$5,609	$5,082

Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three and six months ended July 31, 2020 and August 2, 2019.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	July 31,	January 31,
	2020	2020
United States	$864	$860
International	221	209
Total	$1,085	$1,069

As of July 31, 2020, the U.S. and India accounted for 80% and 10% of these assets, respectively. No individual country other than the U.S. accounted for 10% or more of these assets as of January 31, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of July 31, 2020 should be read in conjunction with our consolidated financial statements for the year ended January 31, 2020 contained in our Annual Report on Form 10-K filed on March 26, 2020.
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
Additionally, effective with the fourth quarter of fiscal 2020, VMware is presenting new revenue and cost of revenue line items entitled, “subscription and SaaS revenue” and “cost of subscription and SaaS revenue.” Previously, subscription and software-as-a-service (“SaaS”) revenue was referred to as “hybrid cloud subscription and SaaS revenue” and was allocated between license revenue and services revenue on the condensed consolidated statements of income. In light of the Company’s recent acquisitions, management decided to separately present revenue recognized from subscription and SaaS offerings as management believes it provides a more meaningful representation of the nature of its revenue. Revenue and its related costs from prior periods were reclassified to conform to the current presentation.
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
SDDC or Software-Defined Data Center
Our SDDC technologies form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During the six months ended July 31, 2020, we saw a decline in sales of our on-premises license sales, which were negatively impacted by the COVID-19 pandemic. Future sales growth rates may fluctuate period to period, depending upon the extent to which SDDC technologies are included in our larger EAs, and also upon the trajectory with which the economy recovers.
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
During the six months ended July 31, 2020, revenue growth in our subscription and SaaS offerings was primarily driven by our modern applications platform solutions, VMware Carbon Black Cloud and VCPP offerings. We expect both our VMware Carbon Black Cloud offerings and modern applications platform solutions to contribute to the growth of our revenue derived from subscription and SaaS offerings. In addition, we expect operating margin to be negatively impacted in fiscal 2021 as a result of our incremental investment in our subscription and SaaS portfolio, including the Carbon Black, Inc. and Pivotal acquisitions.
During the six months ended July 31, 2020, we saw an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold with perpetual licenses. As this trend continues, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As a result, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, may be less relevant and we believe that the overall growth rate of our combined license and subscription and SaaS revenue will become a better indicator of our future growth prospects.
Digital Workspace—End-User Computing
Our complete EUC solution, VMware Workspace ONE (“Workspace ONE”), is a digital workspace platform powered by Unified Endpoint Management and VMware Horizon. Our Unified Endpoint Management business model includes an on-premises solution that we offer through the sale of perpetual licenses, subscription and SaaS solutions. Total EUC sales, including on-premises license sales, declined during the six months ended July 31, 2020. In light of our accelerating go-to-market focus on annual contracts for our EUC offerings, EUC sales from subscription and SaaS solutions continued to increase during the six months ended July 31, 2020, driven by the adoption of our subscription offerings, such as Workspace ONE.
Dell Go-to-Market Initiatives
We continue joint marketing, sales, branding and product development efforts with Dell and other Dell companies to enhance the collective value we deliver to our mutual customers. During the three and six months ended July 31, 2020, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 34% and 33% of our consolidated revenue, respectively. These purchases included Dell as an original equipment manufacturer (“OEM”), which accounted for 12% of revenue from Dell, or 4% of our consolidated revenue, during the three and six months ended July 31, 2020. The remaining revenue from Dell consisted of Dell acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services (“DFS”) also provided financing to our end users at our end users’ discretion.
COVID-19 Impact
The worldwide spread of COVID-19 has resulted in, and may continue to cause, a global slowdown of economic activity, which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. We expect the economic effects of the COVID-19 pandemic to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. For example, license revenue decreased during the six months ended July 31, 2020 due in part to the effects of COVID-19. We also expect our operating margin to benefit from some of the short-term COVID-19 impacts on our operating expenses, including travel-, employee- and facilities-related costs.
We are closely monitoring the impact of the pandemic on all aspects of our business. During the three months ended July 31, 2020, a number of on-premises projects for our customers in the Americas experienced a slowdown that we believe is largely due to COVID-19, which negatively impacted our product sales, including core SDDC, VMware vSAN (“vSAN”) and VMware NSX (“NSX”).
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

Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 31,	August 2,			July 31,	August 2,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue:
License	$719	$773	$(54)	(7)%	$1,379	$1,419	$(40)	(3)%
Subscription and SaaS	631	439	192	44	1,204	850	353	42
Total license and subscription and SaaS	1,350	1,212	138	11	2,583	2,269	314	14
Services:
Software maintenance	1,270	1,172	99	8	2,515	2,319	196	8
Professional services	255	248	7	3	511	494	17	3
Total services	1,525	1,420	105	7	3,026	2,813	213	8
Total revenue	$2,875	$2,632	$243	9	$5,609	$5,082	$527	10

Revenue:
United States	$1,439	$1,317	$122	9%	$2,802	$2,512	$290	12%
International	1,436	1,315	121	9	2,807	2,570	237	9
Total revenue	$2,875	$2,632	$243	9	$5,609	$5,082	$527	10
Revenue from our subscription offerings consisted primarily of VMware’s VCPP cloud-based offerings that are billed to customers on a consumption basis and revenue from modern applications platform solutions and other offerings that are billed on a subscription basis. Revenue from our SaaS offerings consisted primarily of our Unified Endpoint Management mobile solution within Workspace ONE, our VMware Cloud on AWS offering, and newer SaaS offerings, such as our Carbon Black offerings, CloudHealth by VMware and VMware SD-WAN by VeloCloud.
License revenue relating to the sale of on-premises licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is recognized on a consumption basis or over a period of time.
License Revenue
License revenue decreased during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019 as a result of the economic impact of the COVID-19 pandemic on license sales, and due to a shift in demand from our on-premises solutions sold with perpetual licenses to cloud-based solutions. Additionally, as customers adopt our cloud-based offerings, license revenue may be lower and subject to greater fluctuation in the future, driven by a higher percentage of cloud-based offerings being sold as well as the variability of large deals between fiscal quarters, which deals historically have had a large license revenue impact.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019. Revenue growth from our modern applications platform solutions, Workspace ONE and VMware Carbon Black Cloud offerings continued to contribute to subscription and SaaS revenue growth during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019.
Services Revenue
During the three and six months ended July 31, 2020, software maintenance revenue continued to benefit from maintenance contracts sold in previous periods. In each period presented, customers purchased, on a weighted-average basis, approximately three years of support and maintenance with each new license purchased.

Professional services revenue increased during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019. Services we provide through our technical account managers and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. Our technology strategies and our offerings continued to resonate well with our customers and helped them maintain business continuity in light of the business challenges posed by the COVID-19 pandemic. We continue to also focus on enabling our partners to deliver professional services for our solutions, and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	July 31,	January 31,
	2020	2020
Unearned license revenue	$11	$19
Unearned subscription and SaaS revenue	1,619	1,534
Unearned software maintenance revenue	6,696	6,700
Unearned professional services revenue	1,059	1,015
Total unearned revenue	$9,385	$9,268
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
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of July 31, 2020 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of July 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2021, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. As of July 31, 2020, our total backlog was $36 million and our backlog related to licenses was $8 million. Backlog primarily consists of licenses, maintenance and services. For our backlog related to licenses, we generally expect to deliver and recognize as revenue during the following quarter. The amount excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs was not material as of July 31, 2020.
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

Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in salaries and headcount, both organic and through acquisitions, across most of our income statement expense categories for the three and six months ended July 31, 2020.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 31,	August 2,			July 31,	August 2,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of license revenue	$35	$38	$(3)	(9)%	$73	$73	$—	—%
Stock-based compensation	—	—	—	16	1	1	—	(4)
Total expenses	$35	$38	$(3)	(9)	$74	$74	$—	—
% of License revenue	5%	5%			5%	5%
Cost of license revenue decreased during the three months ended July 31, 2020 compared to the three months ended August 2, 2019, and remained flat during the six months ended July 31, 2020 compared to the six months ended August 2, 2019. Cost of license revenue also remained consistent as a percentage of license revenue during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019.
Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with delivery of our products and all hosted services supporting our SaaS offerings. Additionally, cost of services revenue includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 31,	August 2,			July 31,	August 2,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of subscription and SaaS revenue	$127	$94	$33	35%	$249	$185	$65	35%
Stock-based compensation	5	3	2	50	9	6	2	36
Total expenses	$132	$97	$35	36	$258	$191	$67	35
% of Subscription and SaaS revenue	21%	22%			21%	22%
Cost of subscription and SaaS revenue increased during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019. The increase was primarily due to increased amortization of intangible assets of $22 million and $37 million, respectively, during the three and six months ended July 31, 2020, as well as growth in costs associated with hosted services to support our SaaS offerings of $13 million and $32 million, respectively, during the three and six months ended July 31, 2020.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.

Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 31,	August 2,			July 31,	August 2,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of services revenue	$295	$286	$8	3%	$591	$567	$23	4%
Stock-based compensation	26	20	7	35	48	38	11	28
Total expenses	$321	$306	$15	5	$639	$605	$34	6
% of Services revenue	21%	22%			21%	22%
Cost of services revenue increased during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $26 million and $51 million, respectively, during the three and six months ended July 31, 2020, driven by incremental growth in headcount and salaries. The increase was also driven by increased equipment and depreciation of $11 million and increase of stock-based compensation of $11 million during the six months ended July 31, 2020, primarily driven by issuance of shares for recent acquisitions. These increases were partially offset by decreased travel-related costs of $15 million and $22 million, respectively, during the three and six months ended July 31, 2020, resulting from travel restrictions imposed in response to the COVID-19 pandemic as well as decreased facilities-related costs of $15 million during the six months ended July 31, 2020.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in our key growth areas, including NSX and vSAN, while also investing in areas that we expect to be significant growth drivers in future periods, such as VMware Cloud on AWS.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 31,	August 2,			July 31,	August 2,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$547	$505	$42	8%	$1,087	$993	$94	9%
Stock-based compensation	132	109	23	21	257	211	46	22
Total expenses	$679	$614	$65	11	$1,344	$1,204	$140	12
% of Total revenue	24%	23%			24%	24%
Research and development expenses increased during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $45 million and $102 million, respectively, during the three and six months ended July 31, 2020, driven by incremental growth in salaries and headcount, both organic and through acquisitions, as well as an increase of stock-based compensation of $23 million and $46 million, respectively, during the three and six months ended July 31, 2020 primarily driven by issuance of shares for recent acquisitions. The increase was also driven by increased equipment and depreciation of $10 million and $15 million, respectively, during the three and six months ended July 31, 2020. These increases were partially offset by decreased travel-related costs of $10 million and $16 million, respectively, during the three and six months ended July 31, 2020 resulting from travel restrictions imposed in response to the COVID-19 pandemic, as well as decreased facilities-related costs of $10 million during the six months ended July 31, 2020.
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

Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 31,	August 2,			July 31,	August 2,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$809	$820	$(10)	(1)%	$1,655	$1,627	$28	2%
Stock-based compensation	88	68	20	30	159	129	30	23
Total expenses	$897	$888	$10	1	$1,814	$1,756	$58	3
% of Total revenue	31%	34%			32%	35%
Sales and marketing expenses increased during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $37 million and $82 million, respectively, driven by incremental growth in salaries and headcount, both organic and through acquisitions. The increase was also driven by an increase in stock-based compensation of $20 million and $30 million, respectively, during the three and six months ended July 31, 2020, primarily driven by issuance of shares for recent acquisitions. The increase during the six months ended July 31, 2020 was also driven by increased equipment and depreciation of $12 million. These increases were partially offset by decreased travel-related costs of $47 million and $72 million, respectively, during the three and six months ended July 31, 2020 resulting from travel restrictions imposed in response to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 31,	August 2,			July 31,	August 2,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$235	$189	$47	25%	$432	$368	$64	17%
Stock-based compensation	42	34	8	22	91	64	27	42
Total expenses	$277	$223	$54	24	$523	$432	$91	21
% of Total revenue	10%	8%			9%	9%
General and administrative expenses increased during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $30 million and $31 million, respectively, during the three and six months ended July 31, 2020, driven by incremental growth in salaries and headcount, both organic and through acquisitions, as well as increased acquisition-related costs of $15 million and $42 million, respectively, during the three and six months ended July 31, 2020, primarily relating to the fiscal 2021 acquisitions. The increase was also driven by increased stock-based compensation expense of $27 million, primarily driven by issuance of shares for recent acquisitions, and an increase in facilities-related costs of $16 million during the six months ended July 31, 2020. These increases were partially offset by decreased travel-related costs resulting from travel restrictions imposed in response to the COVID-19 pandemic, as well as decreased third-party professional services costs during the six months ended July 31, 2020.

Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 31,	August 2,			July 31,	August 2,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$55	$34	$21	62%	$104	$68	$36	52%
% of Total revenue	2%	1%			2%	1%
Interest expense increased during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019. The increase was primarily driven by the three series of unsecured senior notes issued during the first quarter of fiscal 2021 in the aggregate amount of $2.0 billion, and the senior unsecured term loan facility entered into during the third quarter of fiscal 2020 (the “Term Loan”).
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 31,	August 2,			July 31,	August 2,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other income (expense), net	$15	$41	$(26)	(64)%	$8	$58	$(49)	(85)%
% of Total revenue	1%	2%			—%	1%
The change in other income (expense), net during the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019 was primarily driven by net unrealized gains related to our strategic investment in privately held companies recognized of $23 million during the six months ended August 2, 2019, partially offset by the loss on extinguishment of debt recognized during the three and six months ended July 31, 2020 upon redeeming our $1.3 billion unsecured senior note due August 21, 2020.
Income Tax Provision (Benefit)
The following table summarizes our income tax provision (benefit) during the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
Income tax provision (benefit)	$48	$(4,798)	$31	$(4,812)
Effective income tax rate	9.8%	N/M	3.5%	N/M
N/M - Effective tax rate is not considered meaningful.
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. The change in our effective income tax rate for the three and six months ended July 31, 2020 compared to the three and six months ended August 2, 2019 was primarily driven by a decrease in discrete tax benefits related to intra-group transfers of certain of our intellectual property rights. During the three and six months ended August 2, 2019, a discrete tax benefit of $4.9 billion was recognized with a deferred tax asset due to an intra-group transfer of certain of our intellectual property rights to our Irish subsidiary. During the six months ended July 31, 2020, a discrete tax benefit of $59 million was recognized with a deferred tax asset due to an intra-group transfer of Pivotal’s intellectual property rights to our Irish subsidiary. The change was also driven by a decrease in excess tax benefits recognized of $29 million during the six months ended July 31, 2020 as compared to excess tax benefits of $117 million during the six months ended August 2, 2019.
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
During the three and six months ended July 31, 2020, revenue from Dell accounted for 34% and 33% of our consolidated revenue, respectively. During the three and six months ended July 31, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 12% of revenue from Dell, or 4% of our consolidated revenue.
During the three and six months ended August 2, 2019, revenue from Dell accounted for 30% and 29% of our consolidated revenue, respectively. During the three and six months ended August 2, 2019, revenue recognized on transactions where Dell acted as an OEM accounted for 12% of revenue from Dell, or 4% of our consolidated revenue.

Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	July 31,	August 2,	July 31,	August 2,	July 31,	January 31,
	2020	2019	2020	2019	2020	2020
Reseller revenue	$948	$778	$1,810	$1,443	$4,204	$3,787
Internal-use revenue	16	11	35	23	33	57
Collaborative technology project receipts	3	2	6	4	n/a	n/a
Sales through Dell as a distributor, which is included in reseller revenue, continues to grow rapidly.
Customer deposits resulting from transactions with Dell were $203 million and $194 million as of July 31, 2020 and January 31, 2020, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects.

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

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.

•	From time to time, we enter into agency arrangements with Dell that enable us to sell our subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	July 31,	August 2,	July 31,	August 2,
	2020	2019	2020	2019
Purchases and leases of products and purchases of services(1)	$45	$56	$89	$136
Dell subsidiary support and administrative costs	15	27	42	64
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

Dell Financial Services
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $18 million and $31 million during the three and six months ended July 31, 2020, respectively, and $12 million and $25 million during the three and six months ended August 2, 2019, respectively.
Tax Sharing Agreement with Dell
Payments made to Dell pursuant to the tax sharing agreement were $142 million and $167 million during the three and six months ended July 31, 2020, respectively, and $52 million and $89 million during the three and six months ended August 2, 2019, respectively.
Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. Our portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC Corporation and us executed during the first quarter of fiscal 2020 (the “Letter Agreement”). In December 2019, we amended the tax sharing agreement with Dell in connection with, and effective as of, the Pivotal acquisition. The tax sharing agreement with Dell, as amended and subject to certain exceptions, generally limits our maximum annual tax liability to Dell to the amount we would owe on a separate tax return basis. Subject to this cap for periods following the Pivotal acquisition, the amounts that we pay to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement recorded in additional paid-in capital during the three and six months ended July 31, 2020 was $45 million. The amount recognized in additional paid-in capital during the three and six months ended August 2, 2019 was $85 million, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determinations made by Dell.
As a result of the activity under the tax sharing agreement with Dell, amounts due to Dell were $521 million and $529 million as of July 31, 2020 and January 31, 2020, respectively, primarily related to our estimated tax obligation resulting from the Transition Tax. We expect to pay the remainder of our Transition Tax over a period of five years.
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
In April 2019, Pivotal and Dell amended their tax sharing agreement with regard to the treatment of certain U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) implications not explicitly covered by the original terms of the tax sharing agreement. The amendment resulted in $27 million recognized as a component of additional paid-in capital during the six months ended August 2, 2019 and it was not material during the three months ended August 2, 2019.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	July 31,	January 31,
	2020	2020
Due from related parties, current	$1,027	$1,618
Due to related parties, current(1)	130	161
Due from related parties, net, current	$897	$1,457
(1) Includes an immaterial amount related to our current operating lease liabilities due to related parties.
We also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of July 31, 2020 and January 31, 2020.

Amounts in due from related parties, net, excluding DFS and tax obligations, include the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
As of July 31, 2020 and January 31, 2020, we had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three and six months ended July 31, 2020 and August 2, 2019, interest expense on the notes payable to Dell was not significant.
Liquidity and Capital Resources
As of the periods presented, we held cash and cash equivalents as follows (table in millions):

	July 31,	January 31,
	2020	2020
Cash and cash equivalents	$4,703	$2,915
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
The 2017 Tax Act imposed a Transition Tax and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our unpaid liabilities related to the Transition Tax as of July 31, 2020 was $564 million, which we expect to pay over the next five years pursuant to the Letter Agreement. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Six Months Ended
	July 31,	August 2,
	2020	2019
Net cash provided by (used in):
Operating activities	$2,094	$2,035
Investing activities	(488)	(538)
Financing activities	185	(1,237)
Net increase in cash, cash equivalents and restricted cash	$1,791	$260
Operating Activities
Cash provided by operating activities increased by $59 million during the six months ended July 31, 2020 compared to the six months ended August 2, 2019, primarily driven by increased in cash collections due to increased sales, partially offset by cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount, as well as increased tax payments during the six months ended July 31, 2020.
Investing Activities
Cash used in investing activities decreased by $50 million during the six months ended July 31, 2020 compared to the six months ended August 2, 2019, primarily driven by a decrease in cash used in business combinations.

Financing Activities
Cash provided by financing activities increased by $1.4 billion during the six months ended July 31, 2020 compared to the six months ended August 2, 2019. The increase was driven primarily by the net cash proceeds received from the issuance of long-term debt of $2.0 billion, as well a decrease of $726 million in repurchases of shares of our Class A common stock. These activities were partially offset by the redemption of the $1.3 billion unsecured senior note due August 21, 2020 during the six months ended July 31, 2020.
Unsecured Senior Notes
The following table summarizes the principal on our two series of unsecured senior notes issued August 21, 2017 and our three series of unsecured senior notes issued April 7, 2020 (collectively, the “Senior Notes”) as of July 31, 2020 (amounts in millions):

Senior Notes issued August 21, 2017:
2.95% Senior Note Due August 21, 2022	$1,500
3.90% Senior Note Due August 21, 2027	1,250
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750
4.65% Senior Note Due May 15, 2027	500
4.70% Senior Note Due May 15, 2030	750
Total principal amount	$4,750
Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. During the six months ended July 31, 2020 and August 2, 2019, $61 million was paid for interest related to the Senior Notes.
The Senior Notes also contain restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
On May 11, 2020, we exercised a make-whole call and redeemed the $1.3 billion unsecured senior note due August 21, 2020 at a premium. We intend to use the remaining net proceeds of the Senior Notes for general corporate purposes, including mergers and acquisitions, repayment of other indebtedness or stock repurchases.
Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides us with a borrowing capacity of up to $1.0 billion, for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of July 31, 2020 and January 31, 2020, there was no outstanding borrowing under the revolving credit facility.
Senior Unsecured Term Loan Facility
On September 26, 2019, we entered into the Term Loan with a syndicate of lenders that provided us with a borrowing capacity of up to $2.0 billion through February 7, 2020, for general corporate purposes. The Term Loan matures during the third quarter of fiscal 2021, on the 364th day following the initial funding under the Term Loan. The Term Loan bears interest at the London interbank offered rate plus 0.75% to 1.25%, or an alternate base rate plus 0.00% to 0.25%, depending on our external credit ratings. As of July 31, 2020, the weighted-average interest rate on the outstanding Term Loan was 1.05%.
As of July 31, 2020 and January 31, 2020, the outstanding balance on the Term Loan of $1.5 billion, net of unamortized debt issuance costs, was included in current portion of long-term debt and other borrowings on the condensed consolidated balance sheets, with no remaining amount available for additional borrowings. The Term Loan contains certain representations, warranties and covenants. Interest paid for the Term Loan was not significant during the three months ended July 31, 2020 and was $13 million during the six months ended July 31, 2020.
Note Payable to Dell
Refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 for disclosure regarding our note payable to Dell.

Contractual Commitments
From time to time, we enter into arrangements with minimum purchase commitments in the ordinary course of business. New material purchase commitments in fiscal 2021 have totaled $1.2 billion. Minimum payments under these new commitments as of July 31, 2020 are $250 million for fiscal 2022, $250 million for fiscal 2023 and $700 million prior to the end of fiscal 2024.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; VMware’s expectations regarding the timing of tax payments and the impacts of changes in VMware’s corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; the impact of the COVID-19 pandemic on the global economy as well as our business operations, financial performance, results of operations and stock price; future plans with respect to Dell’s ownership interest in us, including any possible spin-off of its ownership to Dell stockholders and any potential related transactions such as a special cash dividend to be paid by us and the sources of funding for any such special cash dividend; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-

looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
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
There were no material changes to our market risk exposures during the six months ended July 31, 2020. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 26, 2020 for a detailed discussion of our market risk exposures.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended July 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor for and assess any effects that the COVID-19 pandemic may have on the design or operating effectiveness of our internal control over financial reporting.

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
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of Dell Technologies Inc. (“Dell”) including uncertainty with respect to Dell’s exploration of potential alternatives with respect to its ownership interest in us such as a spin-off that could involve a special cash dividend, overlapping business opportunities, Dell’s ability to control certain transactions and resource allocations and related persons transactions with Dell and its other affiliated companies are set forth below under the heading “Risks Related to Our Relationship with Dell.” These risk factors also describe specific risks related to the global COVID-19 pandemic. The impact of COVID-19 may exacerbate other risks discussed in this section which could in turn have a material adverse effect on our business operations, financial performance, results of operations and stock price. For additional information regarding the impact of COVID-19 on our business, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
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
In response to the COVID-19 pandemic,

•
Certain industry events that we sponsor or at which we present and certain customer events have been canceled, postponed or moved to virtual-only experiences, including our annual United States (“U.S.”) and regional VMworld trade shows, which have historically been our most significant marketing and customer outreach events where we annually make important new product announcements, and which have been changed to virtual-only events, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future; and

•
In addition, substantially all of our employees worldwide have worked remotely for an extended period of time, and while we have re-opened some of our facilities and we expect to gradually re-open additional facilities with appropriate social distancing and health practices when and as permitted by local governmental authorities, we are allowing most employees to work from home for the foreseeable future until they feel it is safe to return to their workplaces.

While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, we expect the COVID-19 pandemic to have a negative impact on our sales and our results of operations in future periods, the size and duration of which we remain unable to predict. For example, license revenue decreased during the six months ended July 31, 2020 due in part to the effects of COVID-19. During the three months ended July 31, 2020, a number of on-premises projects for our customers in the Americas experienced a slowdown that we believe is largely due to COVID-19, which negatively impacted our product sales, including core software-defined data center (“SDDC”), VMware vSAN (“vSAN”) and NSX.
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
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of VMware vSphere (“vSphere”) has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public, hybrid and multi-cloud-based computing and mobile computing, including our vSphere-based SDDC products such as vRealize management, vSAN storage virtualization, NSX virtual networking, as well as our Horizon client virtualization, Unified Endpoint Management mobile device management, and our managed subscription services such as VMware Cloud on AWS, VMware Cloud on AWS Outposts and our VMware Cloud on Dell EMC. In October 2019, we completed the acquisition of Carbon Black, Inc. (“Carbon Black”), which will form the nucleus of VMware’s new set of enterprise security solutions focused on helping to provide advanced cybersecurity protection to customers. We have also been introducing SaaS versions of our on-premises products, including VMware Workspace ONE (“Workspace ONE”) offerings, and investing in a range of SaaS and cloud-native technologies and products, including those acquired through our Heptio Inc., CloudHealth Technologies, Inc., and VeloCloud Networks, Inc. and Pivotal Software, Inc. (“Pivotal”) acquisitions. These cloud and SaaS initiatives present new and difficult technological, operational and compliance challenges, and significant investments continue to be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private, public, hybrid and multi-cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business continues to increase, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that adoption rates for our newer products and services are not sufficient to offset declines in revenue growth for our established server virtualization offerings, our overall revenue growth rates may slow materially or our revenue may decline substantially. Additionally, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
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
Should any of the above events occur, or are perceived to have occurred, we could be subject to significant claims for liability from our customers, partners, vendors, or employees (among others), we could face regulatory actions and sanctions from governmental agencies under privacy, data protection or other laws, our ability to protect our intellectual property rights could be compromised, our reputation and competitive position could be materially harmed, we could face material losses as the result of successful financial cyber-fraud schemes and we could incur significant costs in order to upgrade our cybersecurity systems, remediate damages, and defend the Company in any legal, regulatory, or legislative proceedings. Consequently, our business, financial condition and operating results could be materially adversely affected.
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

•	maintaining or establishing acceptable standards, controls, procedures or policies with respect to an acquired business;

•	risks relating to the challenges and costs of closing a transaction;

•	the accounting consequences of certain acquisitions, which may vary by deal structure; and

•	the need to later divest acquired assets at a loss if an acquisition does not meet our expectations.
We are exposed to foreign exchange risks.
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For example, political and economic instability created by Brexit has resulted in significant volatility in the value of the British pound and other currencies including the euro, while the impact of the COVID-19 pandemic may introduce further volatility as the ability to control the pandemic and implement sustained economic recoveries may vary significantly from country to country. During the six months ended July 31, 2020, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies have adversely affected, and may adversely affect in the future, our operating results. The financial uncertainty introduced by the COVID-19 pandemic may make it more difficult for us to accurately forecast future transactions in foreign currencies and cause us to have to modify hedging positions, thereby adversely impacting the efficacy of our foreign currency hedging strategy and our operating results. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
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
Another example is the ongoing efforts of the Chinese government to more closely regulate network security. In that respect, a Cyber Security Law came into effect on June 1, 2017. The Cyber Security Law promotes utilization of “secure and reliable” network products and services, requires the sale of certain key network equipment and network security products to be subject to security certification, and imposes data localization measures and various network security measures relevant to a vaguely-defined scope of “critical information infrastructure.” Among those network security measures is a requirement that network products and services procured by operators of “critical information infrastructure” that might affect national security undergo a formal security assessment. Implementing measures governing this security assessment came into effect on June 1, 2020. Draft regulations contemplate more far-reaching data localization measures, which would require a security assessment be conducted for any business in China and not merely operators of critical information infrastructure to share personal information or a vaguely-defined scope of “important information” with overseas parties. On July 3, 2020, China’s legislature released a first draft of additional legislation, a Data Security Law, that has the potential to further regulate a broad range of “data activities,” a term that covers collection, storage, processing, use, provision and publication of, and the conduct of transactions in relation to, data.
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
 There is also significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, government regulations, sanctions and tariffs. The current U.S. presidential administration is pursuing substantial changes to U.S. foreign trade policy with respect to China, the EU, Mexico and other countries, including the possibility of imposing greater restrictions on international trade, restrictions on sales and technology transfers, including with those countries and companies determined to be involved in activities contrary to the national security or foreign or economic policy interests of the U.S., and significant increases of tariffs on goods imported into the U.S. Given the relatively fluid regulatory environment in both China and the U.S. and uncertainty regarding how the U.S. and foreign governments, most particularly China, will act with respect to tariffs, international trade agreements and policies and national security interests, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes or enforcement practices could occur in the future that could directly and adversely impact our financial results and results of operations.
Furthermore, if we fail to comply with U.S. legal and regulatory requirements governing the foreign activities of U.S. corporations, such as export control requirements and the Foreign Corrupt Practices Act, or with local regulatory requirements in non-U.S. jurisdictions, we may be exposed to significant fines and penalties and reputational harm. These risks will increase as we expand our operations in locations with a higher incidence of corruption and fraudulent business practices.
In addition, network security concerns could make foreign customers reluctant to purchase products and services from U.S.-based technology companies and impair our growth rate in foreign markets.
Our failure to manage any of these risks successfully could negatively affect our reputation and adversely affect our operating results.
We have outstanding indebtedness in the form of unsecured notes and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
We have $4.8 billion in unsecured notes outstanding as well as an additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell. We also have a $1.0 billion unsecured revolving credit facility, which is currently undrawn, and a $2.0 billion senior unsecured 364-day term loan facility, which, as of July 31, 2020, had an outstanding balance of $1.5 billion (collectively, the “Credit Facilities”).
Additionally, in July 2020, Dell announced that it was exploring its strategic alternatives with respect to its ownership interest in us, including a possible spin-off of its ownership interest to Dell stockholders, and that as part of that exploration it also expected to explore certain terms and conditions that could include negotiating a special cash dividend to be paid by VMware on a pro rata basis to all VMware stockholders that VMware would fund, in part, through the incurrence of additional indebtedness.
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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our NSX virtual networking, hyperconverged infrastructure, subscription and SaaS, security and modern applications platform initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 24% of our total revenue during the six months ended July 31, 2020. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us.
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to commercial, product liability, intellectual property, securities, cybersecurity, privacy, data protection, antitrust, breach of contract, employment, class action, whistleblower, mergers and acquisitions and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting, finance, and sales practices with laws and regulations.
We have been, and expect to continue to be, subject to intellectual property infringement claims, including claims by entities that do not have operating businesses of their own and therefore may limit our ability to seek counterclaims for damages and injunctive relief. In addition to monetary judgments, a judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Third parties may also assert infringement claims against our customers and channel partners, which could require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and partners from claims of infringement of proprietary rights of third parties in connection with the use of our products. These matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by an unfavorable resolution of one or more of these proceedings, claims, demands or investigations.
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
One of our distributors accounted for 10% or more of our consolidated revenue during the six months ended July 31, 2020. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Additionally, sales via our various route-to-market relationships with Dell accounted for 33% of our consolidated revenue during the six months ended July 31, 2020 and transactions where Dell acted as an original equipment manufacturer (“OEM”) accounted for 12% of the revenue from Dell, or 4% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of July 31, 2020, goodwill and amortizable intangible assets were $9.5 billion and $1.1 billion, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
As of July 31, 2020, Dell beneficially owned 30,678,605 shares of our Class A common stock and all 307,221,836 shares of our Class B common stock, representing 80.4% of the total outstanding shares of common stock or 97.4% of the voting power of outstanding common stock held by EMC, and we are considered a “controlled” company under the rules of the New York Stock Exchange (“NYSE”). Accordingly, strategic and business decisions made by Dell can impact our strategic and business decisions and relationships, and public speculation regarding Dell’s strategic direction and prospects, as well as our relationship with Dell, can cause our stock price to fluctuate.
For example, in July 2020, Dell announced that it was exploring its strategic alternatives with respect to its ownership interest in us, including a possible spin-off of its ownership interest to Dell stockholders and that as part of that exploration it also expected to explore certain terms and conditions that could include negotiating a special cash dividend to be paid by VMware on a pro rata basis to all VMware stockholders that VMware would fund, in part, through the incurrence of additional indebtedness. Previously, during 2018, Dell had conducted a review of its strategic alternatives that led to Dell’s exchange of its Class V common stock designed to track our financial performance for its Class C common stock and our payment of a special cash dividend totaling $11.0 billion. Throughout that year, the stock price of our Class A common stock experienced periods of significant volatility related to public speculation regarding the outcome of Dell’s strategic review and the likelihood of its success. Additionally, speculation regarding how our relationship with Dell might be affected by Dell’s status as a publicly traded company or additional strategic transactions involving Dell, such as our acquisition of Pivotal in December 2019, creates uncertainty for our stockholders, customers, partners and employees, which could negatively impact sales, make it difficult to attract and retain employees and distract management’s focus from executing on other strategic initiatives.
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

•
Since the Dell Acquisition, the portion of our bookings that are realized through Dell sales channels has grown more rapidly than our sales through non-Dell resellers and distributors, and we expect this trend to continue. To the extent that we find ourselves relying more heavily upon Dell for our channel sales, Dell’s leverage over our sales and marketing efforts may increase and our ability to negotiate favorable go-to-market arrangements with Dell and with other channel partners may decline. During the six months ended July 31, 2020, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 33% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provided financing to our end users at our end users’ discretion.

•
Dell has a right to approve certain matters under our certificate of incorporation, including acquisitions or investments in excess of $100 million, and Dell may choose not to consent to matters that our board of directors believes are in the best interests of VMware.

•	Synergies and benefits that we expect from our relationship with Dell may not be realized.

•
Dell is highly leveraged and commits a substantial portion of its cash flows to servicing its indebtedness. Dell’s significant debt could create the perception that Dell may exercise its control over us to limit our growth in favor of its other businesses or cause us to transfer cash to Dell and incur additional indebtedness. In addition, if Dell defaults, or appears in danger of defaulting, on its indebtedness, uncertainty as to the impact of such a default on VMware could disrupt our business.

•	Investor perceptions of Dell’s performance, future plans and prospects could contribute to volatility in the price of our Class A common stock.

•	Some of our products compete directly with products sold or distributed by Dell, which could result in reduced sales.
Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.
As of July 31, 2020, Dell controlled 80.4% of the total outstanding shares of common stock, including all of our outstanding Class B common stock, representing 97.4% of the voting power of our total outstanding common stock. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of July 31, 2020, Dell controlled 80.4% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Pursuant to a letter agreement entered into by VMware and Dell on July 1, 2018, until the ten-year anniversary of the agreement, Dell may not purchase or otherwise acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such transaction has been approved in advance by a special committee of the VMware Board of Directors comprised solely of independent and disinterested directors or such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in related party transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another, and agreements for Dell to resell and distribute our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three and six months ended July 31, 2020, we recognized revenue of $964 million and $1.8 billion, respectively, and as of July 31, 2020, $4.2 billion of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Dell, which beneficially owned 80.4% of our outstanding stock as of July 31, 2020, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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

Purchases of Class A common stock during the three months ended July 31, 2020 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
May 2 – May 29, 2020	501,681	$136.32	501,681	$751,028,761
May 30 – June 26, 2020	120,115	149.84	120,115	733,030,760
June 27 – July 31, 2020	297,092	145.39	297,092	1,689,836,121
	918,888	$141.02	918,888	1,689,836,121

(1)	The average price paid per share excludes commissions.
(2) Represents the cumulative amount remaining for stock repurchases under the May 2019 and July 2020 authorizations, which expire at the end of fiscal 2022. Amounts remaining exclude commissions. Refer to Note L to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

ITEM 6.	EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-33622	3.1	6/9/17
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
10.16+*	Form of Performance Stock Unit Agreement, as amended May 29, 2020
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.
Dated:	September 4, 2020	By:	/s/ J. Andrew Munk
J. Andrew Munk Chief Accounting Officer (Principal Accounting Officer)