Form 10-Q
period 2020-10-30
VMWARE, INC.
filed 2020-12-07
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 27, 2020, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 419,777,970, of which 112,556,134 shares were Class A common stock and 307,221,836 were Class B common stock.

VMware, Pivotal, SaltStack, Datrium, Lastline, Nyansa, vRealize, Carbon Black, Workspace ONE, Horizon, CloudHealth, NSX, VMware vSAN, VMware Foundation, vSphere, VeloCloud, Heptio, and Tanzu are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019(1)	2020	2019(1)
Revenue(2)(3):
License	$639	$728	$2,019	$2,147
Subscription and SaaS	676	470	1,880	1,320
Services	1,549	1,458	4,574	4,271
Total revenue	2,864	2,656	8,473	7,738
Operating expenses(2)(4):
Cost of license revenue	44	42	119	116
Cost of subscription and SaaS revenue	142	103	400	294
Cost of services revenue	330	311	969	916
Research and development	714	642	2,058	1,846
Sales and marketing	912	918	2,727	2,674
General and administrative	250	269	773	701
Realignment	44	—	47	—
Operating income	428	371	1,380	1,191
Investment income	1	12	7	40
Interest expense	(52)	(40)	(156)	(108)
Other income (expense), net	177	17	186	75
Income before income tax	554	360	1,417	1,198
Income tax provision (benefit)	120	(30)	150	(4,842)
Net income	434	390	1,267	6,040
Less: Net loss attributable to non-controlling interests	—	(17)	—	(50)
Net income attributable to VMware, Inc.	$434	$407	$1,267	$6,090
Net income per weighted-average share attributable to VMware, Inc. common stockholders, basic for Classes A and B	$1.03	$0.98	$3.02	$14.60
Net income per weighted-average share attributable to VMware, Inc. common stockholders, diluted for Classes A and B	$1.02	$0.96	$3.00	$14.32
Weighted-average shares, basic for Classes A and B	420,857	416,387	419,758	417,002
Weighted-average shares, diluted for Classes A and B	423,400	423,035	423,093	425,366
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

(3) Includes related party revenue as follows (refer to Note C):
License	$289	$353	$976	$992
Subscription and SaaS	136	88	373	239
Services	518	376	1,439	1,052
(4) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$1
Cost of subscription and SaaS revenue	4	3	13	10
Cost of services revenue	25	20	74	58
Research and development	140	118	397	328
Sales and marketing	85	76	243	204
General and administrative	50	39	141	104
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019(1)	2020	2019(1)
Net income	$434	$390	$1,267	$6,040
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— for all periods	2	(1)	(1)	3
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $— for all periods	2	(3)	—	(2)
Net change in fair value of effective foreign currency forward contracts	4	(4)	(1)	1
Total other comprehensive income (loss)	4	(4)	(1)	1
Comprehensive income, net of taxes	438	386	1,266	6,041
Less: Net loss attributable to the non-controlling interests	—	(17)	—	(50)
Comprehensive income attributable to VMware, Inc.	$438	$403	$1,266	$6,091
__________
(1)   Adjusted to reflect the recast of prior period information due to the Pivotal acquisition in fiscal 2020, which was accounted for as a transaction between entities under common control (refer to Note A).

The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	October 30,	January 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$3,898	$2,915
Accounts receivable, net of allowance for doubtful accounts of $6 and $7	1,789	1,883
Due from related parties, net	672	1,457
Other current assets	473	436
Total current assets	6,832	6,691
Property and equipment, net	1,311	1,280
Other assets	2,698	2,266
Deferred tax assets	5,865	5,556
Intangible assets, net	1,059	1,172
Goodwill	9,559	9,329
Total assets	$27,324	$26,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190	$208
Accrued expenses and other	2,232	2,151
Current portion of long-term debt and other borrowings	—	2,747
Unearned revenue	5,205	5,218
Total current liabilities	7,627	10,324
Note payable to Dell	270	270
Long-term debt	4,715	2,731
Unearned revenue	4,030	4,050
Income tax payable	790	817
Operating lease liabilities	904	746
Other liabilities	512	347
Total liabilities	18,848	19,285
Contingencies (refer to Note D)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 113,300 and 110,484 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 307,222 shares	3	3
Additional paid-in capital	2,201	2,000
Accumulated other comprehensive loss	(5)	(4)
Retained earnings	6,276	5,009
Total stockholders’ equity	8,476	7,009
Total liabilities and stockholders’ equity	$27,324	$26,294
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 30,	November 1,
	2020	2019(1)
Operating activities:
Net income	$1,267	$6,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	757	626
Stock-based compensation	869	705
Deferred income taxes, net	(177)	(5,138)
Unrealized (gain) loss on equity securities, net	(197)	(30)
(Gain) loss on disposition of assets, revaluation and impairment, net	22	(4)
Loss on extinguishment of debt	8	—
Other	—	4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	102	164
Other current assets and other assets	(622)	(444)
Due to/from related parties, net	785	299
Accounts payable	(4)	14
Accrued expenses and other liabilities	393	(82)
Income taxes payable	(53)	15
Unearned revenue	(65)	618
Net cash provided by operating activities	3,085	2,787
Investing activities:
Additions to property and equipment	(247)	(215)
Purchases of strategic investments	(16)	(18)
Proceeds from disposition of assets	21	22
Business combinations, net of cash acquired, and purchases of intangible assets	(390)	(2,437)
Net cash paid on disposition of a business	—	(4)
Net cash used in investing activities	(632)	(2,652)
Financing activities:
Proceeds from issuance of common stock	264	294
Net proceeds from issuance of long-term debt	1,979	—
Borrowings under term loan, net of issuance costs	—	1,993
Repayment of term loan	(1,500)	(1,400)
Repayment of current portion of long-term debt	(1,257)	—
Repurchase of common stock	(566)	(1,279)
Shares repurchased for tax withholdings on vesting of restricted stock	(319)	(393)
Payment to acquire non-controlling interests	(91)	—
Contribution from Dell	—	27
Principal payments on finance lease obligations	(3)	(1)
Net cash used in financing activities	(1,493)	(759)
Net increase (decrease) in cash, cash equivalents and restricted cash	960	(624)
Cash, cash equivalents and restricted cash at beginning of the period	3,031	3,596
Cash, cash equivalents and restricted cash at end of the period	$3,991	$2,972
Supplemental disclosures of cash flow information:
Cash paid for interest	$142	$131
Cash paid for taxes, net	393	283
Non-cash items:
Changes in capital additions, accrued but not paid	$(18)	$5
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	(4)	49
__________
(1)   Adjusted to reflect the recast of prior period information due to the Pivotal acquisition in fiscal 2020, which was accounted for as a transaction between entities under common control (refer to Note A).

The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Three Months Ended October 30, 2020
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, July 31, 2020	113	$1	307	$3	$2,070	$5,842	$(9)	$7,907
Proceeds from issuance of common stock	1	—	—	—	122	—	—	122
Repurchase and retirement of common stock	(2)	—	—	—	(255)	—	—	(255)
Issuance of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	—	—	(39)	—	—	(39)
Stock-based compensation	—	—	—	—	303	—	—	303
Amount due from tax sharing arrangement	—	—	—	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	434	—	434
Balance, October 30, 2020	113	$1	307	$3	$2,201	$6,276	$(5)	$8,476

	Nine Months Ended October 30, 2020
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 31, 2020	110	$1	307	$3	$2,000	$5,009	$(4)	$7,009
Proceeds from issuance of common stock	3	—	—	—	264	—	—	264
Repurchase and retirement of common stock	(4)	—	—	—	(566)	—	—	(566)
Issuance of restricted stock	6	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(315)	—	—	(315)
Stock-based compensation	—	—	—	—	863	—	—	863
Amount due from tax sharing arrangement	—	—	—	—	(45)	—	—	(45)
Total other comprehensive income (loss)	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	1,267	—	1,267
Balance, October 30, 2020	113	$1	307	$3	$2,201	$6,276	$(5)	$8,476

	Three Months Ended November 1, 2019(1)
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, August 2, 2019	109	$1	300	$3	$2,437	$4,330	$3	$1,097	$7,871
Proceeds from issuance of common stock	1	—	—	—	94	—	—	—	94
Issuance of stock-based awards in acquisition	—	—	—	—	10	—	—	—	10
Repurchase and retirement of common stock	(2)	—	—	—	(194)	(48)	—	—	(242)
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	—	—	(94)	—	—	—	(94)
Stock-based compensation	—	—	—	—	230	—	—	26	256
Investment from Dell, net	—	—	—	—	1	—	—	1	2
Total other comprehensive income (loss)	—	—	—	—	—	—	(4)	—	(4)
Transactions with Pivotal’s non-controlling stockholders	—	—	—	—	(4)	—	—	49	45
Net income (loss)	—	—	—	—	—	407	—	(17)	390
Balance, November 1, 2019	110	$1	300	$3	$2,480	$4,689	$(1)	$1,156	$8,328

	Nine Months Ended November 1, 2019(1)
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, February 1, 2019	111	$1	300	$3	$2,959	$(1,096)	$(2)	$1,026	$2,891
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	2	—	—	2
Proceeds from issuance of common stock	1	—	—	—	200	—	—	—	200
Issuance of stock-based awards in acquisition	—	—	—	—	12	—	—	—	12
Repurchase and retirement of common stock	(7)	—	—	—	(972)	(307)	—	—	(1,279)
Issuance of restricted stock	7	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(442)	—	—	—	(442)
Stock-based compensation	—	—	—	—	632	—	—	73	705
Credit from tax sharing arrangement	—	—	—	—	85	—	—	—	85
Investment from Dell, net	—	—	—	—	17	—	—	12	29
Total other comprehensive income (loss)	—	—	—	—	—	—	1	—	1
Transactions with Pivotal’s non-controlling stockholders	—	—	—	—	(11)	—	—	95	84
Net income (loss)	—	—	—	—	—	6,090	—	(50)	6,040
Balance, November 1, 2019	110	$1	300	$3	$2,480	$4,689	$(1)	$1,156	$8,328
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
Effective September 7, 2016, Dell (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware. As of October 30, 2020, Dell controlled 80.4% of VMware’s outstanding common stock and 97.4% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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
Income Taxes
VMware’s quarterly effective income tax rate is based on the Company’s estimated annual income tax rate forecast and discrete tax items recognized in the period. During the first quarter of fiscal 2021, the Company completed an intra-group transfer of certain of Pivotal’s intellectual property rights (the “IP”) to the Company’s Irish subsidiary, resulting in a discrete tax benefit of $59 million recognized with a deferred tax asset. This deferred tax asset was recognized as a result of the book and tax basis difference on the IP transferred and was based on the IP’s current fair value.
During the second quarter of fiscal 2020, a discrete tax benefit of $4.9 billion was recognized with a deferred tax asset due to an intra-group transfer of certain of the Company’s intellectual property rights to its Irish subsidiary. During the third quarter of fiscal 2020, certain statutes of limitations expired, which resulted in a reduction of unrecognized tax benefits of $53 million.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the prior period reclassifications for revenue and the corresponding costs resulting from the presentation of the new revenue line item (amounts in millions):

	Three Months Ended
	November 1, 2019
	As Previously Reported	Reclassification For New Revenue Line	Pivotal Adjustments(1)	As Adjusted
Revenue:
License	$974	$(246)	$—	$728
Subscription and SaaS	—	330	140	470
Services	1,482	(84)	60	1,458
Operating expenses:
Cost of license revenue	59	(17)	—	42
Cost of subscription and SaaS revenue	—	77	26	103
Cost of services revenue	319	(60)	52	311

	Nine Months Ended
	November 1, 2019
	As Previously Reported	Reclassification For New Revenue Line	Pivotal Adjustments(1)	As Adjusted
Revenue:
License	$2,853	$(706)	$—	$2,147
Subscription and SaaS	—	921	399	1,320
Services	4,308	(215)	178	4,271
Operating expenses:
Cost of license revenue	160	(44)	—	116
Cost of subscription and SaaS revenue	—	219	75	294
Cost of services revenue	936	(175)	155	916
(1) Includes adjustments related to the recast of prior periods resulting from the acquisition of Pivotal.
Recently Adopted Accounting Standards
Effective February 1, 2020, VMware adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement and recognition of current expected credit losses for financial assets. The standard did not have a material impact on the Company’s condensed consolidated financial statements.
New Accounting Pronouncement
In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, simplifying the accounting for convertible instruments and contracts in an entity’s own equity and amending the diluted earnings per share guidance for greater consistency within the standard. With the exception of the impact to the Company’s diluted net income per share, which is not expected to be material, the updated standard is not expected to have any other impact on the Company’s financial statements. The updated standard is effective for interim and annual periods beginning after December 15, 2021, but may be early adopted. VMware plans to adopt this updated standard during the first quarter of fiscal 2022 on a modified retrospective basis.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $46 million and $26 million as of October 30, 2020 and January 31, 2020, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of October 30, 2020, customer deposits related to customer prepayments and cloud credits of $275 million were included in accrued expenses and other, and $152 million were included in other liabilities on the condensed consolidated balance sheets. As of January 31, 2020, customer deposits related to customer prepayments and cloud credits of $247 million were included in accrued expenses and other, and $143 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of October 30, 2020 and January 31, 2020 were $27 million and $13 million, respectively. Deferred commissions included in other assets were $1.0 billion and $938 million as of October 30, 2020 and January 31, 2020, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $113 million and $319 million during the three and nine months ended October 30, 2020, respectively, and $93 million and $270 million during the three and nine months ended November 1, 2019, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	October 30,	January 31,
	2020	2020
Unearned license revenue	$11	$19
Unearned subscription and SaaS revenue	1,596	1,534
Unearned software maintenance revenue	6,574	6,700
Unearned professional services revenue	1,054	1,015
Total unearned revenue	$9,235	$9,268

Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of October 30, 2020 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended October 30, 2020 were $1.7 billion and $1.9 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. Total billings and revenue recognized during the nine months ended October 30, 2020 were $5.4 billion and $5.5 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

as on-premises licenses. During the nine months ended October 30, 2020, VMware also acquired $33 million in unearned revenue in connection with business combinations.
Revenue recognized during the three and nine months ended November 1, 2019 was $1.6 billion and $4.7 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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
As of October 30, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.2 billion, of which approximately 55% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2021, and the remainder thereafter.
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

During each of the three and nine months ended October 30, 2020, revenue from Dell accounted for 33% of VMware’s consolidated revenue. During the three and nine months ended October 30, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 13% and 12%, respectively, of revenue from Dell, or 4% of VMware’s consolidated revenue.
During the three and nine months ended November 1, 2019, revenue from Dell accounted for 31% and 30% of VMware’s consolidated revenue, respectively. During the three and nine months ended November 1, 2019, revenue recognized on transactions where Dell acted as an OEM accounted for 11% and 12%, respectively, of revenue from Dell, or 3% of VMware’s consolidated revenue.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of
	October 30,	November 1,	October 30,	November 1,	October 30,	January 31,
	2020	2019	2020	2019	2020	2020
Reseller revenue	$927	$780	$2,738	$2,223	$4,159	$3,787
Internal-use revenue	16	37	50	60	28	57
Collaborative technology project receipts	4	2	9	7	n/a	n/a

Customer deposits resulting from transactions with Dell were $209 million and $194 million as of October 30, 2020 and January 31, 2020, respectively.
VMware and Dell engaged in the following ongoing related party transactions, which resulted in costs to VMware:

•	VMware purchases and leases products and purchases services from Dell.

•	From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects.

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

•	From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.

•	From time to time, VMware enters into agency arrangements with Dell that enable VMware to sell its subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019	2020	2019
Purchases and leases of products and purchases of services(1)	$49	$61	$138	$196
Dell subsidiary support and administrative costs	12	27	54	91

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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $12 million and $43 million during the three and nine months ended October 30, 2020, respectively, and $34 million during the nine months ended November 1, 2019. Financing fees during the three months ended November 1, 2019 were not significant.
Tax Sharing Agreement with Dell
Payments made to Dell pursuant to the tax sharing agreement were $54 million and $221 million during the three and nine months ended October 30, 2020, respectively, and $43 million and $132 million during the three and nine months ended November 1, 2019, respectively.
Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and VMware executed during the first quarter of fiscal 2020 (the “Letter Agreement”). In December 2019, VMware amended the tax sharing agreement with Dell in connection with, and effective as of, the Pivotal acquisition. The tax sharing agreement with Dell, as amended and subject to certain exceptions, generally limits VMware’s maximum annual tax liability to Dell to the amount VMware would owe on a separate tax return basis. Subject to this cap for periods following the Pivotal acquisition, the amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement recorded in additional paid-in capital during the nine months ended October 30, 2020 was $45 million. The amount recognized in additional paid-in capital during the nine months ended November 1, 2019 was $85 million, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determinations made by Dell. The amounts recognized in additional paid-in capital during the three months ended October 30, 2020 and November 1, 2019 were not significant.
As a result of the activity under the tax sharing agreement with Dell, amounts due to Dell were $499 million and $529 million as of October 30, 2020 and January 31, 2020, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The Company expects to pay the remainder of its Transition Tax over a period of five years.
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
In April 2019, Pivotal and Dell amended their tax sharing agreement with regard to the treatment of certain U.S. Tax Cuts and Jobs Act implications not explicitly covered by the original terms of the tax sharing agreement. The amendment resulted in a one-time payment of $27 million by Dell to Pivotal in August 2019. During the nine months ended November 1, 2019, $24 million was recognized as a component of additional paid-in capital related to Pivotal’s tax sharing agreement with Dell and it was not material during the three months ended November 1, 2019.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	October 30,	January 31,
	2020	2020
Due from related parties, current	$771	$1,618
Due to related parties, current(1)	99	161
Due from related parties, net, current	$672	$1,457

(1) Includes an immaterial amount related to the Company’s current operating lease liabilities due to related parties.
The Company also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of October 30, 2020 and January 31, 2020.
Amounts in due from related parties, net, excluding DFS and tax obligations, include the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
As of October 30, 2020 and January 31, 2020, VMware had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During each of the three and nine months ended October 30, 2020 and November 1, 2019, interest expense on the notes payable to Dell was not significant.
D. Commitments and Contingencies
Litigation
On June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Delaware Chancery Court against Dell, VMware, Michael Dell, Robert Mee and Cynthia Gaylor. The claims include breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit in the Delaware Chancery Court against the same defendants asserting the same types of claims. These matters have been consolidated, and VMware filed a motion to dismiss on September 23, 2020.
The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend against these securities class actions.
On April 25, 2019, Cirba Inc. (“Cirba”) filed a lawsuit against VMware in the United States District Court for the District of Delaware (the “Delaware Court”), alleging two patent infringement claims and three trademark infringement-related claims. On May 6, 2019, Cirba filed a motion seeking a preliminary injunction tied to one of the two patents it alleges VMware infringes. Following a hearing on August 6, 2019, the Delaware Court denied Cirba’s preliminary injunction motion and set the case for trial in mid-January 2020. On August 20, 2019, VMware filed counterclaims against Cirba, asserting among other claims that Cirba is infringing four VMware patents. The Delaware Court severed those claims from the January 2020 trial on Cirba’s claims, and the trial on VMware’s patent claims is currently set for September 2021. The trial on Cirba’s claims in the Delaware Court was completed on January 23, 2020, and on January 24, 2020, the jury returned a verdict finding that VMware willfully infringed the two asserted patents and awarding approximately $237 million in damages. The jury further found that VMware was not liable on Cirba’s trademark infringement-related claims. A total of $237 million has been accrued for the Delaware action, which reflects the estimated losses that are considered both probable and reasonably estimable at this time. The parties filed post-trial motions in which VMware moved to set aside the verdict and reduce the damages award, and Cirba moved for a permanent injunction, enhanced damages, to set an ongoing royalty rate, and for an award of pre-judgment and post-judgment interest and supplemental damages. The parties held a hearing with the Delaware Court on those motions on May 15, 2020, and the Delaware Court has taken those motions under advisement. The Company intends to vigorously defend itself in this matter, including, if necessary, via an appeal. Final resolution of this matter could be materially different from the amount accrued. The amount accrued for this matter is included in accrued expenses and other on the condensed consolidated balance sheet as of October 30, 2020 and January 31, 2020, and the charge was included in general and administrative on the condensed consolidated statement of income for the year ended January 31, 2020.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

On August 10, 2015, the Company received a subpoena from the California Attorney General’s office (“California AG”), following the Company’s settlement with the Department of Justice and the General Services Administration during June 2015, which stemmed from a qui tam complaint filed by Relator Dane Smith (“Relator”) under seal titled State of California et al. Ex rel. Smith v. VMware, Inc. et al., in the Superior Court of California, Sacramento County, alleging claims under the California False Claims Act. Following the filing of that lawsuit, the Company received two subpoenas from the California AG. The Company cooperated fully with the California AG in connection with its investigation regarding VMware’s state and local government sales practices covering the period between 2006 and 2013. On October 21, 2020, the parties entered into a settlement agreement pursuant to which the Company agreed to pay an immaterial amount to the State of California to resolve the matter. In the settlement agreement, the Company denied the allegations and denied that it violated any laws. The Company will separately resolve Relator's attorneys’ fees claim, which is not material.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of October 30, 2020, other than the Cirba litigation, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
Contractual Commitments
From time to time, VMware enters into arrangements with minimum purchase commitments in the ordinary course of business. New material purchase commitments in fiscal 2021 have totaled $1.2 billion. Minimum payments under these new commitments are $250 million for fiscal 2022, $250 million for fiscal 2023 and $700 million prior to the end of fiscal 2024.
E. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
Acquisition of SaltStack, Inc.
During the third quarter of fiscal 2021, VMware completed the acquisition of SaltStack, Inc., a developer of intelligent, event-driven automation software, to broaden VMware’s Cloud Management capabilities from infrastructure to applications. The total purchase price, net of cash acquired, was $51 million. The purchase price primarily included $29 million of identifiable intangible assets and $24 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of three years.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Other Fiscal 2021 Acquisitions
During the nine months ended October 30, 2020, VMware completed three other acquisitions, which were not material individually to the condensed consolidated financial statements. VMware expects these acquisitions to enhance its product features and capabilities for its VMware Carbon Black Cloud and vRealize Operations offerings. The aggregate purchase price for these three acquisitions, net of cash acquired, was $44 million and primarily included $35 million of identifiable intangible assets and $16 million of goodwill, of which $24 million is expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of one year to five years.
For each of the acquisitions completed during fiscal 2021, the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which management believes represents synergies expected from combining the technologies of VMware with those of the acquired businesses. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on management's estimates and assumptions. The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. VMware expects to finalize the allocation of the purchase price within the measurement period.
The pro forma financial information assuming these fiscal 2021 acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.
Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	October 30, 2020
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.4	$978	$(461)	$517
Customer relationships and customer lists	11.4	733	(259)	474
Trademarks and tradenames	7.6	132	(73)	59
Other	2.0	21	(12)	9
Total definite-lived intangible assets		$1,864	$(805)	$1,059

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

Amortization expense on definite-lived intangible assets was $83 million and $244 million during the three and nine months ended October 30, 2020, respectively, and $74 million and $213 million during the three and nine months ended November 1, 2019, respectively.
Based on intangible assets recorded as of October 30, 2020 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2021	$83
2022	296
2023	245
2024	193
2025	101
Thereafter	141
Total	$1,059

Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the nine months ended October 30, 2020 (table in millions):

Balance, January 31, 2020	$9,329
Increase in goodwill due to business combinations and related adjustments	230
Balance, October 30, 2020	$9,559

F. Realignment
During the third quarter of fiscal 2021, VMware approved a plan to streamline its operations and align resources with its business priorities. As a result of this action, approximately 330 positions were eliminated during the third quarter of fiscal 2021. VMware recognized $44 million and $47 million of severance-related realignment expenses during the three and nine months ended October 30, 2020, respectively, on the condensed consolidated statements of income. Actions associated with this plan are expected to be substantially complete by the end of fiscal 2021.
During the fourth quarter of fiscal 2020, VMware approved a plan to streamline its operations, with plans to better align business priorities and shift positions to lower cost locations. As a result of these actions, $74 million was recognized in accrued expenses and other on the condensed consolidated balance sheet as of January 31, 2020. Actions associated with this plan will be completed in fiscal 2021.
The following table summarizes the activity for the accrued realignment expenses for the nine months ended October 30, 2020 (table in millions):

	For the Nine Months Ended October 30, 2020
	Balance as of January 31, 2020	Realignment Expense	Utilization	Balance as of October 30, 2020
Severance-related costs	$74	$47	$(96)	$25

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

G. Net Income Per Share
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
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019	2020	2019
Net income attributable to VMware, Inc.	$434	$407	$1,267	$6,090

Weighted-average shares, basic for Classes A and B	420,857	416,387	419,758	417,002
Effect of other dilutive securities	2,543	6,648	3,335	8,364
Weighted-average shares, diluted for Classes A and B	423,400	423,035	423,093	425,366
Net income per weighted-average share attributable to VMware, Inc. common stockholders, basic for Classes A and B	$1.03	$0.98	$3.02	$14.60
Net income per weighted-average share attributable to VMware, Inc. common stockholders, diluted for Classes A and B	$1.02	$0.96	$3.00	$14.32

The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019	2020	2019
Anti-dilutive securities:
Employee stock options	140	159	202	10
Restricted stock units	2,968	4,220	4,696	363
Total	3,108	4,379	4,898	373

H. Cash, Cash Equivalents, and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents totaled $3.9 billion and $2.9 billion as of October 30, 2020 and January 31, 2020, respectively. Cash equivalents were $3.2 billion as of October 30, 2020 and consisted of money-market funds of $3.1 billion and time deposits of $55 million. Cash equivalents were $2.3 billion as of January 31, 2020 and consisted of money-market funds of $2.2 billion and time deposits of $102 million.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of October 30, 2020 and January 31, 2020 (table in millions):

	October 30,	January 31,
	2020	2020
Cash and cash equivalents	$3,898	$2,915
Restricted cash within other current assets	67	83
Restricted cash within other assets	26	33
Total cash, cash equivalents and restricted cash	$3,991	$3,031

Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.
I. Debt
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
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	October 30,	January 31,	Effective Interest Rate
	2020	2020
Senior Notes issued August 21, 2017:
2.30% Senior Note Due August 21, 2020	$—	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750	—	4.70%
4.65% Senior Note Due May 15, 2027	500	—	4.80%
4.70% Senior Note Due May 15, 2030	750	—	4.86%
Total principal amount	4,750	4,000
Less: unamortized discount	(7)	(5)
Less: unamortized debt issuance costs	(28)	(16)
Net carrying amount	4,715	3,979
Current portion of long-term debt	—	1,248
Long-term debt	$4,715	$2,731

On May 11, 2020, VMware exercised a make-whole call and redeemed the $1.3 billion unsecured senior note due August 21, 2020 at a premium. The loss on extinguishment of debt was not material during the nine months ended October 30, 2020 and was recognized in other income (expense), net on the condensed consolidated statements of income.
Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $48 million and $135 million during the three and nine months ended October 30, 2020, respectively, and $32 million and $97 million during the three and nine months ended November 1, 2019, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.0 billion, for general corporate purposes. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of October 30, 2020 and January 31, 2020, there was no outstanding borrowing under the revolving credit facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during each of the three and nine months ended October 30, 2020 and November 1, 2019.
Senior Unsecured Term Loan Facility
On September 26, 2019, VMware entered into a senior unsecured term loan facility (the “Term Loan”) with a syndicate of lenders that provided the Company with a borrowing capacity of up to $2.0 billion through February 7, 2020, for general corporate purposes. During the third quarter of fiscal 2021, VMware repaid the outstanding balance of $1.5 billion on the Term Loan.
As of January 31, 2020, the outstanding balance on the Term Loan of $1.5 billion, net of unamortized debt issuance costs, was included in current portion of long-term debt and other borrowings on the condensed consolidated balance sheets. Interest expense for the Term Loan, including amortization of issuance costs, was not significant during the three months ended October 30, 2020 and was $17 million during the nine months ended October 30, 2020. Interest expense was not significant during each of the three and nine months ended November 1, 2019.
J. Fair Value Measurements
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s cash equivalents that were required to be measured at fair value as of the periods presented (tables in millions):

	October 30, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$3,146	$—	$3,146
Time deposits(1)	—	55	55
Total cash equivalents	$3,146	$55	$3,201

	January 31, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,158	$—	$2,158
Time deposits(1)	—	102	102
Total cash equivalents	$2,158	$102	$2,260

(1) Time deposits were valued at amortized cost, which approximated fair value.
The note payable to Dell, the Senior Notes and the Term Loan were not adjusted to fair value. The fair value of the note payable to Dell was approximately $275 million and $269 million as of October 30, 2020 and January 31, 2020, respectively. The fair value of the Senior Notes was approximately $5.3 billion and $4.1 billion as of October 30, 2020 and January 31, 2020, respectively. The fair value of the Term Loan approximated its carrying value as of January 31, 2020 due to its short-term nature. Fair value for the note payable to Dell, the Senior Notes and the Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. There is no net impact to the condensed consolidated statements of income since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at $125 million and $106 million as of October 30, 2020 and January 31, 2020, respectively, and were included in other assets and other liabilities on the condensed consolidated balance sheets, respectively.
Equity Securities With a Readily Determinable Fair Value
VMware’s equity securities include an investment in a company that completed its initial public offering during the third quarter of fiscal 2021. As a result of the initial public offering, VMware’s investment was adjusted to its fair value of $214 million using quoted prices for identical assets in an active market (Level 1), and VMware recognized an unrealized gain of $189 million in other income (expense), net on the condensed consolidated statements of income. The investment was included in other assets on the condensed consolidated balance sheets. VMware also recognized a discrete tax expense of $62 million related to its book and tax basis difference on this investment.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of October 30, 2020 and January 31, 2020, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $122 million and $159 million, respectively, and were included in other assets on the condensed consolidated balance sheets. During each of the three and nine months ended October 30, 2020, VMware recognized an unrealized loss of $15 million on these securities. The unrealized gains recognized during the three and nine months ended November 1, 2019 were $12 million and $35 million, respectively. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During each of the three and nine months ended October 30, 2020 and November 1, 2019, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have contractual maturities of twelve months or less, and as of October 30, 2020 and January 31, 2020, outstanding forward contracts had a total notional value of $130 million and $480 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of October 30, 2020 and January 31, 2020.
During the three and nine months ended October 30, 2020 and November 1, 2019, all cash flow hedges were considered effective.
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
These forward contracts generally have a contractual maturity of one month, and as of October 30, 2020 and January 31, 2020, outstanding forward contracts had a total notional value of $2.8 billion and $1.1 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of October 30, 2020 and January 31, 2020.
During the nine months ended October 30, 2020 and November 1, 2019, VMware recognized a loss of $34 million and a gain of $46 million, respectively, related to the settlement of forward contracts. The losses recognized during each of the three months ended October 30, 2020 and November 1, 2019 were not significant. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities during the nine months ended October 30, 2020 and November 1, 2019 resulted in net gains of $14 million and $20 million, respectively. Net gains and losses were not significant during each of the three months ended October 30, 2020 and November 1, 2019. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
L. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 26 years. Lease expense recorded in the condensed consolidated statements of income was $57 million and $167 million during the three and nine months ended October 30, 2020, respectively, and $53 million and $151 million during the three and nine months ended November 1, 2019, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019	2020	2019
Operating lease expense	$47	$42	$137	$122

Finance lease expense:
Amortization of ROU assets	$2	$2	$5	$3
Interest on lease liabilities	—	—	1	—
Total finance lease expense	$2	$2	$6	$3

Short-term lease expense	$1	$1	$2	$2

Variable lease expense	$7	$8	$22	$24
Total lease expense	$57	$53	$167	$151

From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was $15 million and $16 million during the nine months ended October 30, 2020 and November 1, 2019, respectively, and was not significant during each of the three months ended October 30, 2020 and November 1, 2019.
Supplemental cash flow information related to operating and finance leases during the period presented was as follows (table in millions):

	Nine Months Ended
	October 30,	November 1,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$124	$124
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	3	1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$256	$205
Finance leases	1	63

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental balance sheet information related to operating and finance leases as of the period presented was as follows (table in millions):

	October 30, 2020
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$1,026	$54

Lease liabilities, current(2)	$109	$5
Lease liabilities, non-current(3)	904	50
Total lease liabilities	$1,013	$55

	January 31, 2020
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$886	$58

Lease liabilities, current(2)	$109	$4
Lease liabilities, non-current(3)	746	55
Total lease liabilities	$855	$59
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
Lease term and discount rate related to operating and finance leases as of the period presented were as follows:

	October 30,	January 31,
	2020	2020
Weighted-average remaining lease term (in years)
Operating leases	12.6	13.3
Finance leases	8.5	9.2
Weighted-average discount rate
Operating leases	3.5%	3.8%
Finance leases	2.9%	3.1%

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of the period presented (table in millions):

	October 30, 2020
	Operating Leases	Finance Leases
Remainder of 2021	$28	$2
2022	153	6
2023	162	7
2024	132	7
2025	104	6
Thereafter	728	34
Total future minimum lease payments	1,307	62
Less: Imputed interest	(294)	(7)
Total lease liabilities(1)	$1,013	$55
(1) Total lease liabilities as of October 30, 2020 excluded legally binding lease payments for leases signed but not yet commenced of $81 million.
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
During May 2019, VMware’s board of directors authorized the repurchase of up to $1.5 billion of Class A common stock through January 29, 2021. During July 2020, VMware’s board of directors extended authorization of the existing stock repurchase program through January 28, 2022 and authorized the repurchase of up to an additional $1.0 billion of Class A common stock through January 28, 2022. As of October 30, 2020, the cumulative authorized amount remaining for stock repurchases was $1.4 billion.
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019	2020	2019
Aggregate purchase price(1)	$255	$242	$566	$1,279
Class A common stock repurchased	1,770	1,638	4,229	7,333
Weighted-average price per share	$144.28	$147.65	$133.83	$174.37

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
The following table summarizes restricted stock activity since January 31, 2020 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 31, 2020	17,474	$128.38
Granted	10,075	150.54
Vested	(6,270)	112.24
Forfeited	(1,833)	133.94
Outstanding, October 30, 2020	19,446	144.45

The aggregate vesting date fair value of VMware’s restricted stock that vested during the nine months ended October 30, 2020, was $861 million. As of October 30, 2020, restricted stock representing 19.4 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2.5 billion based on VMware’s closing stock price as of October 30, 2020.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax benefit on the condensed consolidated statements of income. Net excess tax benefits recognized during the nine months ended October 30, 2020 were $32 million and were not significant during the three months ended October 30, 2020. During the three and nine months ended November 1, 2019, net excess tax benefits recognized were $30 million and $147 million, respectively.
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, January 31, 2020	$—	$(4)	$(4)
Unrealized gains (losses), net of tax provision (benefit) of $—, $—, and $—	(1)	—	(1)
Other comprehensive income (loss), net	(1)	—	(1)
Balance, October 30, 2020	$(1)	$(4)	$(5)

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustment	Total
Balance, February 1, 2019	$2	$(4)	$(2)
Unrealized gains (losses), net of tax provision (benefit) of $—, $— and $—	3	—	3
Amounts reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of income (loss), net of tax (provision) benefit of $—, $— and $—	(2)	—	(2)
Other comprehensive income (loss), net	1	—	1
Balance, November 1, 2019	$3	$(4)	$(1)

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
N. Segment Information
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
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019	2020	2019
Revenue:
License	$639	$728	$2,019	$2,147
Subscription and SaaS	676	470	1,880	1,320
Total license and subscription and SaaS	1,315	1,198	3,899	3,467
Services:
Software maintenance	1,282	1,200	3,797	3,519
Professional services	267	258	777	752
Total services	1,549	1,458	4,574	4,271
Total revenue	$2,864	$2,656	$8,473	$7,738
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019	2020	2019
United States	$1,466	$1,323	$4,268	$3,835
International	1,398	1,333	4,205	3,903
Total	$2,864	$2,656	$8,473	$7,738

Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during each of the three and nine months ended October 30, 2020 and November 1, 2019.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	October 30,	January 31,
	2020	2020
United States	$860	$860
International	230	209
Total	$1,090	$1,069

As of October 30, 2020, the U.S. and India accounted for 80% and 10% of these assets, respectively. No individual country other than the U.S. accounted for 10% or more of these assets as of January 31, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of October 30, 2020 should be read in conjunction with our consolidated financial statements for the year ended January 31, 2020 contained in our Annual Report on Form 10-K filed on March 26, 2020.
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
Additionally, effective with the fourth quarter of fiscal 2020, VMware is presenting new revenue and cost of revenue line items entitled, “subscription and SaaS revenue” and “cost of subscription and SaaS revenue.” Previously, subscription and software-as-a-service (“SaaS”) revenue was referred to as “hybrid cloud subscription and SaaS revenue” and was allocated between license revenue and services revenue on the condensed consolidated statements of income. In light of our recent acquisitions, management decided to separately present revenue recognized from subscription and SaaS offerings as management believes it provides a more meaningful representation of the nature of its revenue. Revenue and its related costs from prior periods were reclassified to conform to the current presentation.
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
We help customers manage their IT resources across private clouds and complex multi-cloud, multi-device environments by offering solutions across three categories: Software-Defined Data Center (“SDDC”), Hybrid and Multi-Cloud Computing and Digital Workspace—End-User Computing (“EUC”). This portfolio supports and addresses the key IT priorities of our customers including accelerating their cloud journey, modernizing their applications, empowering digital workspaces, transforming networking and embracing intrinsic security. We enable customers to digitally transform their operations as they ready their applications, infrastructure and employees for constantly evolving business needs.
We sell our solutions using enterprise agreements (“EAs”) or as part of our non-EA, or transactional, business. EAs are comprehensive volume license offerings, offered both directly by us and through certain channel partners that also provide for multi-year maintenance and support. We continue to experience strong renewals resulting in additional license sales of both our existing and newer products and solutions.
SDDC or Software-Defined Data Center
Our SDDC technologies form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During the nine months ended October 30, 2020, we saw a decline in sales of our on-premises license sales, which were negatively impacted by the COVID-19 pandemic. Future sales growth rates may fluctuate period to period, depending upon the extent to which SDDC technologies are included in our larger EAs, and also upon the trajectory with which the economy recovers.
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
During the nine months ended October 30, 2020, revenue growth in our subscription and SaaS offerings was primarily driven by our multi-cloud SaaS offerings, such as VCPP and VMware Cloud on AWS, and VMware Carbon Black Cloud. We expect revenue growth derived from our subscription and SaaS offerings to continue. In addition, we expect operating margin to be negatively impacted in fiscal 2021 as a result of our incremental investment in our subscription and SaaS portfolio, including the Carbon Black, Inc. and Pivotal acquisitions.
During the nine months ended October 30, 2020, we saw an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold with perpetual licenses. As this trend continues, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As a result, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, may be less relevant and we believe that the overall growth rate of our combined license and subscription and SaaS revenue will become a better indicator of our future growth prospects.
Digital Workspace—End-User Computing
Our complete EUC solution, VMware Workspace ONE (“Workspace ONE”), is a digital workspace platform powered by our Unified Endpoint Management and VMware Horizon (“Horizon”) offerings. Our Unified Endpoint Management business model includes an on-premises solution that we offer through the sale of perpetual licenses, subscription and SaaS solutions. Total EUC sales, including on-premises license sales, declined during the nine months ended October 30, 2020. In light of our accelerating go-to-market focus on annual contracts for our EUC offerings, EUC sales from subscription and SaaS solutions continued to increase during the nine months ended October 30, 2020, driven by the consumption of our subscription offerings, such as Horizon.
Dell Go-to-Market Initiatives
We continue joint marketing, sales, branding and product development efforts with Dell and other Dell companies to enhance the collective value we deliver to our mutual customers. During each of the three and nine months ended October 30, 2020, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 33% of our consolidated revenue. These purchases included Dell as an original equipment manufacturer (“OEM”), which accounted for 13% and 12%, respectively, of our revenue from Dell, or 4% of our consolidated revenue, during the three and nine months ended October 30, 2020. The remaining revenue from Dell consisted of Dell acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services (“DFS”) also provided financing to our end users at our end users’ discretion.
COVID-19 Impact
The worldwide spread of COVID-19 has resulted in, and may continue to cause, a global slowdown of economic activity, which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future course of the pandemic and any resulting economic impact remain highly uncertain and continue to rapidly evolve. Although the pandemic has not had the level of financial impact on our business in fiscal 2021 we initially expected, we have observed negative impacts on our sales and our financial results and there continues to be significant uncertainty regarding the economic effects of the COVID-19 pandemic and the extent to which it will have a negative impact on our sales and our financial results for the remainder of fiscal 2021 and into fiscal 2022. For example, license revenue decreased during the nine months ended October 30, 2020 due in part to the effects of COVID-19 as a number of our customers’ business plans were impacted by the pandemic. We also expect our operating margin to benefit during the remainder of fiscal 2021 from some of the short-term COVID-19 impacts on our operating expenses, including travel-, employee- and facilities-related costs.
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

Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 30,	November 1,			October 30,	November 1,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue:
License	$639	$728	$(88)	(12)%	$2,019	$2,147	$(128)	(6)%
Subscription and SaaS	676	470	206	44	1,880	1,320	560	42
Total license and subscription and SaaS	1,315	1,198	118	10	3,899	3,467	431	12
Services:
Software maintenance	1,282	1,200	82	7	3,797	3,519	278	8
Professional services	267	258	8	3	777	752	25	3
Total services	1,549	1,458	90	6	4,574	4,271	303	7
Total revenue	$2,864	$2,656	$208	8	$8,473	$7,738	$735	9

Revenue:
United States	$1,466	$1,323	$143	11%	$4,268	$3,835	$433	11%
International	1,398	1,333	65	5	4,205	3,903	302	8
Total revenue	$2,864	$2,656	$208	8	$8,473	$7,738	$735	9
Revenue from our subscription offerings consisted primarily of our VCPP cloud-based offerings that are billed to customers on a consumption basis and revenue from modern applications platform solutions and other offerings that are billed on a subscription basis. Revenue from our SaaS offerings consisted primarily of our Unified Endpoint Management mobile solution within Workspace ONE, VMware Cloud on AWS, CloudHealth by VMware and VMware SD-WAN by VeloCloud offerings, and newer SaaS offerings, such as VMware Carbon Black Cloud.
License revenue relating to the sale of on-premises licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is recognized on a consumption basis or over a period of time.
License Revenue
License revenue decreased during the three and nine months ended October 30, 2020 compared to the three and nine months ended November 1, 2019, as a result of the economic impact of the COVID-19 pandemic on license sales, and due to a shift in demand from our on-premises solutions sold with perpetual licenses to cloud-based solutions. Additionally, as customers adopt our cloud-based offerings, license revenue may be lower and subject to greater fluctuation in the future, driven by a higher percentage of cloud-based offerings being sold as well as the variability of large deals between fiscal quarters, which deals historically have had a large license revenue impact.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during the three and nine months ended October 30, 2020 compared to the three and nine months ended November 1, 2019. Revenue growth from our modern applications platform solutions, Workspace ONE, VMware Carbon Black Cloud and VMware Cloud on AWS offerings continued to contribute to subscription and SaaS revenue growth during the three and nine months ended October 30, 2020 compared to the three and nine months ended November 1, 2019.
Services Revenue
During the three and nine months ended October 30, 2020, software maintenance revenue continued to benefit from maintenance contracts sold in previous periods. In each period presented, customers purchased, on a weighted-average basis, approximately three years of support and maintenance with each new license purchased.

Professional services revenue increased during the three and nine months ended October 30, 2020 compared to the three and nine months ended November 1, 2019. Services we provide through our technical account managers and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. Our technology strategies and our offerings continued to resonate well with our customers and helped them maintain business continuity in light of the business challenges posed by the COVID-19 pandemic. We continue to also focus on enabling our partners to deliver professional services for our solutions, and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	October 30,	January 31,
	2020	2020
Unearned license revenue	$11	$19
Unearned subscription and SaaS revenue	1,596	1,534
Unearned software maintenance revenue	6,574	6,700
Unearned professional services revenue	1,054	1,015
Total unearned revenue	$9,235	$9,268
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
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized over time on a ratable basis over the contract duration. The weighted-average remaining contractual term as of October 30, 2020 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of October 30, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.2 billion, of which approximately 55% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2021, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. As of October 30, 2020, our total backlog was $33 million and our backlog related to licenses was $9 million. Backlog primarily consists of licenses, maintenance and services. For our backlog related to licenses, we generally expect to deliver and recognize as revenue during the following quarter. The amount excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs was not material as of October 30, 2020.
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

Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in salaries and headcount, both organic and through acquisitions, across most of our income statement expense categories for the three and nine months ended October 30, 2020.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 30,	November 1,			October 30,	November 1,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of license revenue	$44	$42	$2	6%	$118	$115	$3	2%
Stock-based compensation	—	—	—	10	1	1	—	1
Total expenses	$44	$42	$2	6	$119	$116	$3	2
% of License revenue	7%	6%			6%	5%
Cost of license revenue remained relatively consistent during the three and nine months ended October 30, 2020 compared to the three and nine months ended November 1, 2019.
Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with delivery of our products and all hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 30,	November 1,			October 30,	November 1,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of subscription and SaaS revenue	$138	$100	$38	39%	$387	$284	$103	36%
Stock-based compensation	4	3	1	30	13	10	3	34
Total expenses	$142	$103	$39	38	$400	$294	$106	36
% of Subscription and SaaS revenue	21%	22%			21%	22%
Cost of subscription and SaaS revenue increased during the three months ended October 30, 2020 compared to the three months ended November 1, 2019. The increase was primarily due to increased amortization of intangible assets of $22 million and growth in costs associated with hosted services to support our SaaS offerings of $17 million.
Cost of subscription and SaaS revenue increased during the nine months ended October 30, 2020 compared to the nine months ended November 1, 2019. The increase was primarily due to increased amortization of intangible assets of $60 million and growth in costs associated with hosted services to support our SaaS offerings of $49 million.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.

Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 30,	November 1,			October 30,	November 1,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of services revenue	$305	$291	$14	5%	$895	$858	$38	4%
Stock-based compensation	25	20	5	24	74	58	15	27
Total expenses	$330	$311	$19	6	$969	$916	$53	6
% of Services revenue	21%	21%			21%	21%
Cost of services revenue increased during the three months ended October 30, 2020 compared to the three months ended November 1, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $25 million, primarily driven by incremental growth in headcount, both organic and through acquisitions. The increase was partially offset by decreased travel-related costs of $15 million, resulting from travel restrictions imposed in response to the COVID-19 pandemic.
Cost of services revenue increased during the nine months ended October 30, 2020 compared to the nine months ended November 1, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $76 million, primarily driven by incremental growth in headcount, both organic and through acquisitions, and salaries. The increase was also driven by increased equipment and depreciation of $16 million and an increase in stock-based compensation of $15 million, primarily driven by an increase in restricted stock unit awards granted to our employees. These increases were partially offset by decreased travel-related costs of $37 million resulting from travel restrictions imposed in response to the COVID-19 pandemic, as well as decreased facilities-related costs of $20 million.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 30,	November 1,			October 30,	November 1,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$574	$524	$50	10%	$1,661	$1,518	$144	9%
Stock-based compensation	140	118	22	19	397	328	68	21
Total expenses	$714	$642	$72	11	$2,058	$1,846	$212	11
% of Total revenue	25%	24%			24%	24%
Research and development expenses increased during the three months ended October 30, 2020 compared to the three months ended November 1, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $47 million, primarily driven by incremental growth in headcount, both organic and through acquisitions, as well as an increase in stock-based compensation of $22 million, primarily driven by an increase in restricted stock unit awards granted to our employees. The increase was also driven by increased equipment and depreciation of $21 million. These increases were partially offset by decreased travel-related costs of $10 million resulting from travel restrictions imposed in response to the COVID-19 pandemic.
Research and development expenses increased during the nine months ended October 30, 2020 compared to the nine months ended November 1, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $149 million, primarily driven by incremental growth in headcount and salaries, both organic and through acquisitions, as well as an increase in stock-based compensation of $68 million, primarily driven by an increase in restricted stock unit awards granted to our employees. The increase was also driven by increased equipment and depreciation of $36 million. These increases were partially offset by decreased travel-related costs of $26 million resulting from travel restrictions imposed in response to the COVID-19 pandemic and decreased facilities-related costs of $15 million.

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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 30,	November 1,			October 30,	November 1,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$827	$842	$(16)	(2)%	$2,484	$2,470	$12	—%
Stock-based compensation	85	76	9	12	243	204	39	19
Total expenses	$912	$918	$(7)	(1)	$2,727	$2,674	$51	2
% of Total revenue	32%	35%			32%	35%
Sales and marketing expenses decreased during the three months ended October 30, 2020 compared to the three months ended November 1, 2019. The decrease was primarily due to a decline in travel-related costs of $49 million resulting from travel restrictions imposed in response to the COVID-19 pandemic. The decrease was partially offset by growth in cash-based employee-related expenses of $22 million driven by incremental growth in headcount, both organic and through acquisitions, increased stock-based compensation, primarily driven by an increase in restricted stock unit awards granted to our employees, and increased marketing costs.
Sales and marketing expenses increased during the nine months ended October 30, 2020 compared to the nine months ended November 1, 2019. The increase was primarily due to growth in cash-based employee-related expenses of $104 million driven by incremental growth in headcount and salaries, both organic and through acquisitions. The increase was also driven by an increase in stock-based compensation of $39 million, primarily driven by an increase in restricted stock unit awards granted to our employees, increased equipment and depreciation of $16 million and IT-related costs of $11 million. These increases were partially offset by decreased travel-related costs of $121 million resulting from travel restrictions imposed in response to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives, including certain charitable donations to the VMware Foundation.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 30,	November 1,			October 30,	November 1,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$200	$230	$(29)	(13)%	$632	$597	$34	6%
Stock-based compensation	50	39	10	27	141	104	37	36
Total expenses	$250	$269	$(19)	(7)	$773	$701	$72	10
% of Total revenue	9%	10%			9%	9%
General and administrative expenses decreased during the three months ended October 30, 2020 compared to the three months ended November 1, 2019. The decrease was primarily driven by a decrease in acquisition-related costs of $27 million. The decrease was partially offset by increased stock-based compensation expense of $10 million primarily driven by an increase in restricted stock unit awards granted to our employees.
General and administrative expenses increased during the nine months ended October 30, 2020 compared to the nine months ended November 1, 2019. The increase was primarily due to increased stock-based compensation expense of $37 million, primarily driven by an increase in restricted stock unit awards granted to our employees, as well as growth in cash-based employee-related expenses of $27 million, driven by incremental growth in headcount, both organic and through acquisitions. The increase was also driven by increased facilities-related cost of $24 million. These increases were partially offset by decreased travel-related costs of $16 million resulting from travel restrictions imposed in response to the COVID-19 pandemic.
Realignment
Realignment expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 30,	November 1,			October 30,	November 1,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Realignment	$44	$—	$44	100%	$47	$—	$47	100%
% of Total revenue	2%	—%			1%	—%
During the third quarter of fiscal 2021, we approved a plan to streamline our operations and align resources with our business priorities. As a result of this action, approximately 330 positions were eliminated during the third quarter of fiscal 2021. We recognized $44 million and $47 million of severance-related realignment expenses during the three and nine months ended October 30, 2020, respectively, on the condensed consolidated statements of income. Actions associated with this plan are expected to be substantially complete by the end of fiscal 2021.
Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 30,	November 1,			October 30,	November 1,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$52	$40	$12	30%	$156	$108	$48	44%
% of Total revenue	2%	2%			2%	1%
Interest expense increased during the three and nine months ended October 30, 2020 compared to the three and nine months ended November 1, 2019. The increase was primarily driven by the three series of unsecured senior notes issued during the first quarter of fiscal 2021 in the aggregate amount of $2.0 billion, and the senior unsecured term loan facility entered into during the third quarter of fiscal 2020 (the “Term Loan”).
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 30,	November 1,			October 30,	November 1,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other income (expense), net	$177	$17	$160	943%	$186	$75	$111	148%
% of Total revenue	6%	1%			2%	1%
The change in other income (expense), net during the three and nine months ended October 30, 2020 compared to the three and nine months ended November 1, 2019 was primarily driven by an unrealized gain of $189 million recognized on one of our investments in equity securities that completed its initial public offering during the third quarter of fiscal 2021.
The fair value of this investment is determined primarily using the quoted market price of its common stock. As a result, any volatility in its publicly traded common stock introduces a degree of variability to our condensed consolidated statements of income.

Income Tax Provision (Benefit)
The following table summarizes our income tax provision (benefit) during the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019	2020	2019
Income tax provision (benefit)	$120	$(30)	$150	$(4,842)
Effective income tax rate	21.6%	N/M	10.6%	N/M
N/M - Effective tax rate is not considered meaningful.
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. The change in our effective income tax rate for the nine months ended October 30, 2020 compared to the nine months ended November 1, 2019 was primarily driven by a decrease in discrete tax benefits related to intra-group transfers of certain of our intellectual property rights. During the second quarter of fiscal 2020, a discrete tax benefit of $4.9 billion was recognized with a deferred tax asset due to an intra-group transfer of certain of our intellectual property rights to our Irish subsidiary. During the first quarter of fiscal 2021, a discrete tax benefit of $59 million was recognized with a deferred tax asset due to an intra-group transfer of Pivotal’s intellectual property rights to our Irish subsidiary. The change was also driven by a decrease in excess tax benefits recognized, which were $32 million during the nine months ended October 30, 2020 compared to $147 million during the nine months ended November 1, 2019. The change in our effective tax rate for the three months ended October 30, 2020 compared to the three months ended November 1, 2019 was primarily driven by a discrete tax expense of $62 million related to our book and tax basis difference on our investment in equity securities recognized during the third quarter of fiscal 2021 and a reduction in our unrecognized tax benefits of $53 million resulting from the expiration of certain statutes of limitations during the third quarter of fiscal 2020.
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
During each of the three and nine months ended October 30, 2020, revenue from Dell accounted for 33% of our consolidated revenue. During the three and nine months ended October 30, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 13% and 12%, respectively, of revenue from Dell, or 4% of our consolidated revenue.
During the three and nine months ended November 1, 2019, revenue from Dell accounted for 31% and 30% of our consolidated revenue, respectively. During the three and nine months ended November 1, 2019, revenue recognized on transactions where Dell acted as an OEM accounted for 11% and 12%, respectively, of revenue from Dell, or 3% of our consolidated revenue.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of
	October 30,	November 1,	October 30,	November 1,	October 30,	January 31,
	2020	2019	2020	2019	2020	2020
Reseller revenue	$927	$780	$2,738	$2,223	$4,159	$3,787
Internal-use revenue	16	37	50	60	28	57
Collaborative technology project receipts	4	2	9	7	n/a	n/a
Sales through Dell as a distributor, which is included in reseller revenue, continues to grow rapidly.
Customer deposits resulting from transactions with Dell were $209 million and $194 million as of October 30, 2020 and January 31, 2020, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:

•	We purchase and lease products and purchase services from Dell.

•	From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects.

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

•	From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.

•	From time to time, we enter into agency arrangements with Dell that enable us to sell our subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2020	2019	2020	2019
Purchases and leases of products and purchases of services(1)	$49	$61	$138	$196
Dell subsidiary support and administrative costs	12	27	54	91
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
Dell Financial Services
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $12 million and $43 million during the three and nine months ended October 30, 2020, respectively, and $34 million during the nine months ended November 1, 2019. Financing fees during the three months ended November 1, 2019 were not significant.
Tax Sharing Agreement with Dell
Payments made to Dell pursuant to the tax sharing agreement were $54 million and $221 million during the three and nine months ended October 30, 2020, respectively, and $43 million and $132 million during the three and nine months ended November 1, 2019, respectively.
Payments from us to Dell under the tax sharing agreement relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. Our portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC Corporation and us executed during the first quarter of fiscal 2020 (the “Letter Agreement”). In December 2019, we amended the tax sharing agreement with Dell in connection with, and effective as of, the Pivotal acquisition. The tax sharing agreement with Dell, as amended and subject to certain exceptions, generally limits our maximum annual tax liability to Dell to the amount we would owe on a separate tax return basis. Subject to this cap for periods following the Pivotal acquisition, the amounts that we pay to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement recorded in additional paid-in capital during the nine months ended October 30, 2020 was $45 million. The amount recognized in additional paid-in capital during the nine months ended November 1, 2019 was $85 million, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determinations made by Dell. The amounts recognized in additional paid-in capital during the three months ended October 30, 2020 and November 1, 2019 were not significant.
As a result of the activity under the tax sharing agreement with Dell, amounts due to Dell were $499 million and $529 million as of October 30, 2020 and January 31, 2020, respectively, primarily related to our estimated tax obligation resulting from the Transition Tax. We expect to pay the remainder of our Transition Tax over a period of five years.
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
In April 2019, Pivotal and Dell amended their tax sharing agreement with regard to the treatment of certain U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) implications not explicitly covered by the original terms of the tax sharing agreement. The amendment resulted in a one-time payment of $27 million by Dell to Pivotal in August 2019. During the nine months ended November 1, 2019, $24 million was recognized as a component of additional paid-in capital related to Pivotal’s tax sharing agreement with Dell and it was not material during the three months ended November 1, 2019.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	October 30,	January 31,
	2020	2020
Due from related parties, current	$771	$1,618
Due to related parties, current(1)	99	161
Due from related parties, net, current	$672	$1,457
(1) Includes an immaterial amount related to our current operating lease liabilities due to related parties.
We also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of October 30, 2020 and January 31, 2020.
Amounts in due from related parties, net, excluding DFS and tax obligations, include the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
As of October 30, 2020 and January 31, 2020, we had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During each of the three and nine months ended October 30, 2020 and November 1, 2019, interest expense on the notes payable to Dell was not significant.
Liquidity and Capital Resources
As of the periods presented, we held cash and cash equivalents as follows (table in millions):

	October 30,	January 31,
	2020	2020
Cash and cash equivalents	$3,898	$2,915
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
The 2017 Tax Act imposed a Transition Tax and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our unpaid liabilities related to the Transition Tax as of October 30, 2020 was $564 million, which we expect to pay over the next five years pursuant to the Letter Agreement. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.

Our cash flows summarized for the periods presented were as follows (table in millions):

	Nine Months Ended
	October 30,	November 1,
	2020	2019
Net cash provided by (used in):
Operating activities	$3,085	$2,787
Investing activities	(632)	(2,652)
Financing activities	(1,493)	(759)
Net increase (decrease) in cash, cash equivalents and restricted cash	$960	$(624)
Operating Activities
Cash provided by operating activities increased by $298 million during the nine months ended October 30, 2020 compared to the nine months ended November 1, 2019, primarily driven by an increase in cash collections due to increased sales, partially offset by cash payments for employee-related expenses, including salaries and commissions, resulting primarily from growth in headcount as well as increased tax payments during the nine months ended October 30, 2020.
Investing Activities
Cash used in investing activities decreased by $2.0 billion during the nine months ended October 30, 2020 compared to the nine months ended November 1, 2019, primarily driven by a decrease in cash used in business combinations.
Financing Activities
Cash used in financing activities increased by $734 million during the nine months ended October 30, 2020 compared to the nine months ended November 1, 2019. The increase was driven primarily by the repayment of the $1.5 billion Term Loan during the nine months ended October 30, 2020, as well as the redemption of the $1.3 billion unsecured senior note due August 21, 2020. These activities were partially offset by the net cash proceeds received from the issuance of long-term debt of $2.0 billion, as well as a decrease of $713 million in repurchases of shares of our Class A common stock.
Unsecured Senior Notes
The following table summarizes the principal on our two series of unsecured senior notes issued August 21, 2017 and our three series of unsecured senior notes issued April 7, 2020 (collectively, the “Senior Notes”) as of October 30, 2020 (amounts in millions):

Senior Notes issued August 21, 2017:
2.95% Senior Note Due August 21, 2022	$1,500
3.90% Senior Note Due August 21, 2027	1,250
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750
4.65% Senior Note Due May 15, 2027	500
4.70% Senior Note Due May 15, 2030	750
Total principal amount	$4,750
Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. During the nine months ended October 30, 2020 and November 1, 2019, $107 million and $122 million, respectively, was paid for interest related to the Senior Notes.
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

Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides us with a borrowing capacity of up to $1.0 billion, for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of October 30, 2020 and January 31, 2020, there was no outstanding borrowing under the revolving credit facility.
Senior Unsecured Term Loan Facility
On September 26, 2019, we entered into the Term Loan with a syndicate of lenders that provided us with a borrowing capacity of up to $2.0 billion through February 7, 2020, for general corporate purposes. During the third quarter of fiscal 2021, we repaid the outstanding balance of $1.5 billion on the Term Loan.
As of January 31, 2020, the outstanding balance on the Term Loan of $1.5 billion, net of unamortized debt issuance costs, was included in current portion of long-term debt and other borrowings on the condensed consolidated balance sheets. Interest paid for the Term Loan was not significant during the three months ended October 30, 2020 and was $15 million during the nine months ended October 30, 2020.
Note Payable to Dell
Refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 for disclosure regarding our note payable to Dell.
Contractual Commitments
From time to time, we enter into arrangements with minimum purchase commitments in the ordinary course of business. New material purchase commitments in fiscal 2021 have totaled $1.2 billion. Minimum payments under these new commitments are $250 million for fiscal 2022, $250 million for fiscal 2023 and $700 million prior to the end of fiscal 2024.
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
There were no material changes to our market risk exposures during the nine months ended October 30, 2020. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 26, 2020 for a detailed discussion of our market risk exposures.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended October 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor for and assess any effects that the COVID-19 pandemic may have on the design or operating effectiveness of our internal control over financial reporting.
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
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide and caused economic downturns in the regions in which we sell our products and services and conduct our business operations. The magnitude and duration of the pandemic and the resulting decline in business activity cannot currently be estimated with any degree of certainty and threatens to (1) negatively impact the demand for our products and services, (2) restrict our sales operations and marketing efforts, (3) disrupt the supply chain of hardware needed to operate our software-as-a-service (“SaaS”) offerings, including hardware appliances that are integrated with our software products or run our business, (4) adversely impact the operations of our business partners who support our technology and sales ecosystems, and (5) disrupt our ability to conduct product development and other important business activities.
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

While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future course of the pandemic and any resulting economic impact remain highly uncertain and continue to rapidly evolve. We have observed negative impacts on our sales and our financial results from the COVID-19 pandemic and there continues to be significant uncertainty regarding the economic effects of the COVID-19 pandemic and the extent to which it will have a negative impact on our sales and our financial results for the remainder of fiscal 2021 and into fiscal 2022. For example, during the three months ended October 30, 2020, we continued to see delays in customers’ large transformative on-premises projects that we believe are largely due to COVID-19, which negatively impacted our product sales. As the pandemic continues, we may also experience material adverse impacts on our earnings and other results of operations.

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
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of VMware vSphere (“vSphere”) has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public, hybrid and multi-cloud-based computing and mobile computing, including our vSphere-based SDDC products such as vRealize management, vSAN storage virtualization, NSX virtual networking, as well as our Horizon client virtualization, Unified Endpoint Management mobile device management, and our managed subscription services such as VMware Cloud on AWS, VMware Cloud on AWS Outposts and our VMware Cloud on Dell EMC. In October 2019, we completed the acquisition of Carbon Black, Inc. (“Carbon Black”), which now forms the nucleus of VMware’s new set of enterprise security solutions focused on helping to provide advanced cybersecurity protection to customers. We have also been introducing SaaS versions of our on-premises products, including VMware Workspace ONE (“Workspace ONE”) offerings, and investing in a range of SaaS and cloud-native technologies and products, including those acquired through our Heptio Inc., CloudHealth Technologies, Inc., and VeloCloud Networks, Inc. and Pivotal Software, Inc. (“Pivotal”) acquisitions. These cloud and SaaS initiatives present new and difficult technological, operational and compliance challenges, and significant investments continue to be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private, public, hybrid and multi-cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business continues to increase, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that adoption rates for our newer products and services are not sufficient to offset declines in revenue growth for our established server virtualization offerings, our overall revenue growth rates may slow materially or our revenue may decline substantially. Additionally, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
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
Providers of enterprise security offerings. With the close of VMware’s acquisition of Carbon Black in October 2019, we launched a new set of enterprise security solutions that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and the frequent introductions of new solutions. Competitors in the end point security space include legacy antivirus solution providers such as McAfee and NortonLifeLock, established software and infrastructure providers such as Blackberry Limited (after purchasing Cylance, Inc.) and Microsoft as well as next-generation endpoint security providers such as CrowdStrike. In addition, new startup companies and established companies have entered or are currently attempting to enter the next-generation endpoint security market. While we believe that the intrinsic security elements in our existing offerings coupled with our Carbon Black endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain. If our efforts to enter the enterprise security market segment are unsuccessful, our operating results could be materially adversely affected.
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
Cybersecurity breaches of our systems or the systems of our vendors, partners and suppliers could seriously harm our business.
We depend upon our IT systems, proprietary software and services, as well as the systems of SaaS providers to conduct virtually all of our business operations, ranging from our internal operations and product development activities to customer-facing SaaS services as well as our marketing and sales efforts and communications with our customers and business partners. Consequently, cyber risks represent a large and growing risk to our business. We are increasingly developing and maintaining large data sets and relying on machine learning, artificial intelligence and analytics to provide services to our customers and partners. Unauthorized parties (which may have included nation states and individuals sponsored by them) have penetrated our network security and our website in the past and such unauthorized parties may do so in the future. Employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments in the past and may do so in the future.

The COVID-19 pandemic has forced most or all of our employees to shift to work-from-home arrangements, along with the anticipated longer-term shift to remote work, which further increases our vulnerability to email phishing, social engineering and similar cyber-attacks aimed at employees and contractors working remotely. These cyber-attacks, which are increasing in number and technical sophistication, threaten to misappropriate our proprietary information, cause interruptions of our IT services and commit fraud. Because the techniques used by unauthorized persons to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these tactics. Further, if unauthorized access or sabotage remains undetected for an extended period of time, the effects of such breach could be exacerbated. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems and processes. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as our customers conduct more purchase and service transactions online, and as we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments. Additionally, with our recent acquisition of endpoint security provider Carbon Black and the launch of our new set of enterprise security solutions, our products may be targeted by computer hackers seeking to compromise product security.
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
Because we conduct business in currencies other than the U.S. dollar but report our operating results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For example, political and economic instability created by Brexit has resulted in significant volatility in the value of the British pound and other currencies including the euro, while the impact of the COVID-19 pandemic may introduce further volatility as the ability to control the pandemic and implement sustained economic recoveries may vary significantly from country to country. During the nine months ended October 30, 2020, approximately 30% of our sales were invoiced and collected in non-U.S. dollar denominated currencies. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions that we enter into, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, and other factors. Although we hedge a portion of our foreign currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies have adversely affected, and may adversely affect in the future, our operating results. The financial uncertainty introduced by the COVID-19 pandemic may make it more difficult for us to accurately forecast future transactions in foreign currencies and cause us to have to modify hedging positions, thereby adversely impacting the efficacy of our foreign currency hedging strategy and our operating results. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impact on our revenue.
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

Our operations in China also expose us to risks. The Chinese government has adopted a range of laws and regulations in the last several years regarding data and network security with potentially broad impacts on us and our customers. These, among other things, require formal security assessments to be undertaken in regard to the procurement of key network equipment and security products by operators of vaguely defined “critical information infrastructure.” Draft regulations published in mid-2020 contemplate the regulation of a broad range of “data activities”, a term that includes the storage and processing of data. Security authorities also have the broad discretionary authority to audit network operations and to require access to equipment and help with decryption. If we are not able to, or choose not to comply with, current or future data and network security legislation or requests for cooperation from security authorities, our business in China may suffer and we may be subject to civil and criminal penalties.
There is also significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, government regulations, sanctions and tariffs. U.S. foreign trade policy with respect to China, the EU, Mexico and other countries has changed and may continue to change based on the priorities of the U.S. presidential administration. Given the relatively fluid regulatory environment and uncertainty regarding how the U.S. and foreign governments will act with respect to tariffs, international trade agreements and policies and national security interests, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes or enforcement practices could occur in the future that could directly and adversely impact our financial results and results of operations.
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
We have $4.8 billion in unsecured notes outstanding as well as an additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell. We also have a $1.0 billion unsecured revolving credit facility (the “Credit Facility”), which is currently undrawn as of October 30, 2020.
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
Developing our products and services is expensive. In particular, developing and launching disruptive technologies in new areas, as we are continuing to do with our NSX virtual networking, hyperconverged infrastructure, subscription and SaaS, security and modern applications platform initiatives, requires significant investments of resources and often entails greater risk than incremental investments in existing products and services. Our investment in research and development may not result in marketable products or services or may result in products and services that generate less revenue than we anticipate. Our research and development expenses were approximately 24% of our total revenue during the nine months ended October 30, 2020. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Our products and services are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities. Some errors in our products or services may only be discovered after a product or service has been installed and used by customers. Unanticipated vulnerabilities in user environments, installation errors or misuse can also lead to unintended access to or exploitation of our products. Accordingly, from time to time we have issued security alerts and provided software updates to customers when such issues have been identified. Undiscovered vulnerabilities in our products or services could expose our customers to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. Further, our use of open-source software in our offerings can make our products and services vulnerable to additional security risks not posed by proprietary products. In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products and services that could be exploited by hackers or others. VMware products and services are also subject to known and unknown security vulnerabilities resulting from integration with products or services of other companies (such as applications, operating systems or semiconductors). For example, vulnerabilities in certain microprocessors were publicly announced in 2018 under the names Spectre, Meltdown and Foreshadow. Actual or perceived errors, defects or security vulnerabilities in our products or services could harm our reputation and lead some customers to return products or services, reduce or delay future purchases or use competitive products or services, all of which could negatively impact our business, operating results and stock price.
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
One of our distributors accounted for 10% or more of our consolidated revenue during the nine months ended October 30, 2020. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Additionally, sales via our various route-to-market relationships with Dell accounted for 33% of our consolidated revenue during the nine months ended October 30, 2020 and transactions where Dell acted as an original equipment manufacturer (“OEM”) accounted for 12% of the revenue from Dell, or 4% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of October 30, 2020, goodwill and amortizable intangible assets were $9.6 billion and $1.1 billion, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.

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
As of October 30, 2020, Dell beneficially owned 30,678,605 shares of our Class A common stock and all 307,221,836 shares of our Class B common stock, representing 80.4% of the total outstanding shares of common stock or 97.4% of the voting power of outstanding common stock held by EMC, and we are considered a “controlled” company under the rules of the New York Stock Exchange (“NYSE”). Accordingly, strategic and business decisions made by Dell can impact our strategic and business decisions and relationships, and public speculation regarding Dell’s strategic direction and prospects, as well as our relationship with Dell, can cause our stock price to fluctuate.
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

•
Since the Dell Acquisition, the portion of our bookings that are realized through Dell sales channels has grown more rapidly than our sales through non-Dell resellers and distributors, and we expect this trend to continue. To the extent that we find ourselves relying more heavily upon Dell for our channel sales, Dell’s leverage over our sales and marketing efforts may increase and our ability to negotiate favorable go-to-market arrangements with Dell and with other channel partners may decline. During the nine months ended October 30, 2020, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 33% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provided financing to our end users at our end users’ discretion.

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
As of October 30, 2020, Dell controlled 80.4% of the total outstanding shares of common stock, including all of our outstanding Class B common stock, representing 97.4% of the voting power of our total outstanding common stock. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of October 30, 2020, Dell controlled 80.4% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Pursuant to a letter agreement entered into by VMware and Dell on July 1, 2018, until the ten-year anniversary of the agreement, Dell may not purchase or otherwise acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such transaction has been approved in advance by a special committee of the VMware Board of Directors comprised solely of independent and disinterested directors or such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in related party transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another, and agreements for Dell to resell and distribute our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three and nine months ended October 30, 2020, we recognized revenue of $943 million and $2.8 billion, respectively, and as of October 30, 2020, $4.2 billion of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Dell, which beneficially owned 80.4% of our outstanding stock as of October 30, 2020, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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

Purchases of Class A common stock during the three months ended October 30, 2020 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
August 1 – August 28, 2020	460,667	$140.57	460,667	$1,625,080,456
August 29 – September 25, 2020	469,738	141.48	469,738	1,558,623,579
September 26 – October 30, 2020	840,000	147.85	840,000	1,434,426,734
	1,770,405	$144.27	1,770,405	1,434,426,734

(1)	The average price paid per share excludes commissions.
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

VMWARE, INC.
Dated:	December 7, 2020	By:	/s/ J. Andrew Munk
J. Andrew Munk Chief Accounting Officer (Principal Accounting Officer)