Form 10-K
period 2021-01-29
VMWARE, INC.
filed 2021-03-26
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2020, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on July 31, 2020) was approximately $11.4 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of July 31, 2020 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 16, 2021, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 419,232,986, of which 112,011,150 shares were Class A common stock and 307,221,836 were Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2021. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 29, 2021.

VMware, vSphere, VMware vSAN, NSX, vRealize, Tanzu, vCloud, vCenter, Workspace ONE, Horizon, Pivotal, Bitnami, Heptio, Wavefront, Carbon Black, VMworld, vForum, Connect, SpringOne, vCenter Server, vMotion, AirWatch, ESX, VeloCloud, Nyansa, CloudHealth, SaltStack, Datrium, Lastline, Avi Networks, and AetherPal are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; VMware’s expectations regarding the timing of tax payments and the impacts of changes in VMware’s corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; the impact of the COVID-19 pandemic on the global economy as well as our business operations, financial performance, results of operations and stock price; future plans with respect to Dell’s ownership interest in us, including any possible spin-off of its ownership to Dell stockholders and any potential related transactions, such as a special cash dividend to be paid by us and the sources of funding for any such special cash dividend; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Risk Factor Summary
VMware is subject to various risks as set forth in Part I, Item 1A of this Annual Report on Form 10-K, including:
Operation of Business and Strategic Risks
•A significant decrease in demand for our server virtualization products would adversely affect our operating results.
•Our subscription and SaaS offerings, which constitute a growing portion of our business, and our initiatives to extend our data center virtualization and container platforms into the public cloud, involve various risks.
•Our success depends upon our ability to adapt our business and pricing models to a subscription and SaaS model appropriately.
•We face intense competition.
•Our success depends increasingly on customer acceptance of our newer products and services.
•Competition for our highly skilled employees is intense and costly.
•The loss of key management personnel could harm our business.
•Our current research and development efforts may not produce significant revenue.
•Acquisitions and divestitures could materially harm our business and operating results.
•Disruptions to our distribution channels, including our various routes to market through Dell, could harm our business.
•The evolution of our business requires more complex go-to-market strategies.
•We may not be able to respond to rapid technological changes with new solutions and services offerings.
•We operate a global business that exposes us to additional risks.
•Our success depends on the interoperability of our products and services with those of other companies.
•Failure to effectively manage our product and service lifecycles could harm our business.
Financial Risks
•Our operating results may fluctuate significantly.
•Adverse economic conditions may harm our business.
•We have outstanding indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
•Our operating results may be adversely impacted by exposure to additional tax liabilities and higher than expected tax rates.
Security Risks
•Cybersecurity breaches of our systems or the systems of our vendors, partners and suppliers could materially harm our business.
•Our products and services are highly technical and may contain or be subject to other suppliers’ errors, defects or security vulnerabilities.
•Problems with our information systems could interfere with our business and could adversely impact our operations.
Legal and Compliance Risks
•We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us.
•We may not be able to adequately protect our intellectual property rights.
•Actual or perceived non-compliance with privacy and data protection laws, regulations and standards could adversely impact our business.
•Our use of “open source” software in our products could negatively affect our ability to sell our products and subject us to litigation.
•If we fail to comply with government contracting regulations, our business could be adversely affected.

Risks Related to Our Relationship with Dell
•Our relationship with Dell may adversely impact our business and stock price.
•Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.
•Dell has the ability to prevent us from taking actions that might be in our best interest.
•Dell has the ability to prevent a change-in-control transaction and may sell control of VMware without benefiting other stockholders.
•If Dell’s level of ownership significantly increases, Dell could unilaterally effect a merger of VMware into Dell without a vote of VMware stockholders or the VMware Board of Directors at a price per share that might not reflect a premium to then-current market prices.
•We engage in related persons transactions with Dell that may divert our resources, create opportunity costs and prove to be unsuccessful.
•Our business and Dell’s businesses overlap, and Dell may compete with us.
•Dell’s competition in certain markets may affect our ability to build and maintain partnerships.
•We could be held liable for the tax liabilities of other members of Dell’s consolidated tax group, and our tax liabilities may increase, fluctuate more widely and be less predictable.
•We have limited ability to resolve favorably any disputes that arise between us and Dell.
•Some of our directors have potential conflicts of interest with Dell.
•We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are relying on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are not “controlled companies.”
•Dell’s ability to control our board of directors may make it difficult for us to recruit independent directors.
•Our historical financial information as a majority-owned subsidiary may not be representative of the results of a completely independent public company.
Risks Related to Owning Our Class A Common Stock
•The price of our Class A common stock has fluctuated significantly in recent years and may fluctuate significantly in the future.
•Anti-takeover provisions in Delaware law and our charter documents could discourage takeover attempts.
General Risks
•We are exposed to foreign exchange risks.
•If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
•Securities or industry analysts may change their recommendations regarding our stock adversely.
•Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.
•Natural disasters, catastrophic events or geo-political conditions could disrupt our business.
•Climate change may have a long-term negative impact on our business.

PART I
ITEM 1.    BUSINESS
Overview
VMware, Inc. (“VMware”) originally pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology (“IT”) driven innovation continues to disrupt markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. IT is working at an accelerated pace to harness new technologies, platforms and cloud models, ultimately guiding businesses through a digital transformation. To take on these challenges, we are working with customers in the areas of hybrid and multi-cloud, virtual cloud networking, digital workspaces, modern applications and intrinsic security. Our software provides a flexible digital foundation to enable customers in their digital transformation.
Our portfolio supports and addresses the key IT priorities of our customers, including accelerating their cloud journey, modernizing their applications, empowering digital workspaces, transforming networking and embracing intrinsic security. We enable customers to digitally transform their operations as they ready their applications, infrastructure and employees for constantly evolving business needs.
We incorporated in Delaware in 1998, were acquired by EMC Corporation (“EMC”) in 2004 and conducted our initial public offering of our Class A common stock in August 2007. In September 2016, Dell Technologies Inc. (“Dell”) acquired EMC. As a result, EMC became a wholly owned subsidiary of Dell, and we became an indirectly held, majority-owned subsidiary of Dell. In December 2019, we acquired Pivotal Software, Inc., a subsidiary of Dell. We are considered a “controlled company” under the rules of the New York Stock Exchange (“NYSE”). As of January 29, 2021, Dell controlled approximately 80.6% of our outstanding common stock, including 31 million shares of our Class A common stock and all of our Class B common stock.
We refer to our fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020 as “fiscal 2022,” “fiscal 2021” and “fiscal 2020,” respectively.
Total revenue in fiscal 2021 increased 9% to $11.8 billion. Total revenue is comprised of license revenue of $3.0 billion, subscription and SaaS revenue of $2.6 billion and services revenue of $6.1 billion. As customers shift from our on-premises offerings to our cloud-based offerings, license revenue may be lower and subject to greater fluctuation in the future, driven by a higher percentage of cloud-based offerings being sold.
Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California, and we have 127 offices worldwide.
Products and Technology Solutions
Our multi-cloud, virtual cloud networking, digital workspace, application modernization and intrinsic security solutions form a flexible, consistent digital foundation on which to build, run, manage, connect and protect applications, anywhere.
Multi-Cloud
The VMware Multi-Cloud Solution provides infrastructure products and services to customers to create a common operating environment based on VMware Cloud Foundation that extends from on-premises data centers to cloud to edge.
VMware vSphere (“vSphere”), VMware vSAN (“ vSAN”), VMware NSX (“NSX”) and vRealize Cloud Management are foundational products that provide solutions to our customers. VMware Cloud Foundation (“VCF”) is a hybrid cloud platform that combines our vSphere, vSAN and NSX offerings with vRealize Cloud Management into an integrated stack that delivers developer-ready cloud infrastructure for private and public clouds. VMware Cloud Foundation software can be consumed as a software-only solution on customers’ choice of hardware, as an integrated system pre-installed at the factory such as Dell EMC VxRail (“VxRail”) or as a service on leading public clouds including Amazon Web Services (“AWS”), Azure, Google Cloud, IBM Cloud and Oracle.
vSphere, our flagship data center infrastructure offering, utilizes our hypervisor software and provides the fundamental compute layer for customer environments. A “hypervisor” is a layer of software that resides between the operating system and system hardware to enable compute virtualization. We continue to build on vSphere with VMware Tanzu solutions, which provides a simple way for vSphere customers globally to get started with Kubernetes and modernize their workloads running on vSphere.
vSAN and VxRail products offer cost-effective, holistic data storage and protection options to all applications running on vSphere. These products are applicable to hyperconverged infrastructure as well as traditional infrastructure solutions and enable customers to deploy on a broad range of hardware solutions. Our vSAN offering creates simple, shared storage designed for virtual machines. VxRail is a hyperconverged infrastructure solution comprised of a fully integrated and pre-configured Dell EMC appliance powered by vSAN and vSphere software.
vRealize Cloud Management solutions–available as a service or on-premises offerings–help customers manage hybrid and multi-cloud environments running in both virtual machines and containers. VMware cloud management offerings optimize cloud usage and costs, automate the deployment, management and migration of applications and data, improve cloud security and compliance, and monitor application and cloud infrastructure. Key products in the VMware cloud management product portfolio include CloudHealth by VMware, vRealize Automation, vRealize Operations, VMware vRealize Suite and VMware vCloud Suite. VMware vRealize Cloud Universal, which was launched in fiscal 2021, is a single offering that combines VMware’s SaaS and on-premises cloud management capabilities with the flexibility to move between the two as needed.
VCF extends to multi-cloud through VMware Cloud on AWS and VMware Cloud on Dell EMC offerings; hyperscaler public cloud services including Azure VMware Solution, Google Cloud VMware Engine, IBM Cloud for VMware Solutions and Oracle Cloud VMware Solution; and VMware Cloud Verified Providers.
•VMware Cloud Providers—a key component of our strategic priority to support multi-cloud, this global ecosystem of more than 4,300 cloud providers in over 120 countries that provide VMware-based cloud services. Our VMware Cloud Provider offerings are directed at traditional hosting partners, regional cloud providers and local and global managed service providers. VMware Cloud Providers give organizations the flexibility to choose between running applications in virtual machines, containers or both on their own private clouds inside their data center or on public clouds hosted and managed by a VMware cloud provider. IBM was our first cloud provider partner to offer VCF as a service, enabling their customers to leverage our technologies on IBM Cloud in their worldwide cloud data centers.
•VMware Cloud on AWS—an integrated hybrid cloud solution that extends on-premises vSphere environments to a VMware Software-Defined Data Center (“SDDC”) running on Amazon Elastic Compute Cloud (Amazon EC2). Jointly engineered by VMware and AWS, this on-demand service enables IT teams to seamlessly extend, migrate and manage their cloud-based resources with familiar VMware tools, minimizing the difficulty of learning new skills or utilizing new tools. VMware Cloud on AWS integrates VMware’s flagship compute, storage and network virtualization products (vSphere, vSAN and NSX), along with VMware vCenter management as well as robust disaster protection, and optimizes them to run on dedicated, elastic, Amazon EC2 bare-metal infrastructure that is fully integrated as part of the AWS Cloud. This service is delivered and supported by us and our partner community. This service is sold by VMware, AWS and their respective partner networks. It is available in 17 global AWS regions (including the AWS GovCloud US-West region).
•VMware Cloud on Dell EMC—a fully managed on-premises local cloud as a service offering providing customers with a hybrid cloud experience that combines the simplicity and agility of the public cloud with the security and control of on-premises infrastructure. VMware Cloud on Dell EMC addresses a broad set of customer use cases, including workloads that require local data processing, latency sensitive applications and regulated and sovereign workloads.
Virtual Cloud Network
We offer a complete portfolio of Layer 2-7 virtual networking and security solutions that deliver innovative software-based capabilities for switching, routing, firewalling, load balancing, service mesh and SD-WAN for enterprise and Telco/5G environments. These virtual cloud networking solutions enable customers to connect and protect all workloads running on bare metal, containers, and virtual machines, in data centers, multi-cloud environments and the network edge. Adoption of VMware virtual cloud networking solutions is being driven by customers that are replacing legacy, hardware-based network, and security infrastructure, such as firewalls and load balancers, and expensive dedicated wide-area network links.
Key products within networking solutions include:
•VMware NSX—our network virtualization platform that abstracts physical networks and greatly simplifies the provisioning and consumption of networking and security resources. NSX can be layered into any environment, integrates with many automation, security and container solutions and is an integral part of our key offerings, including VCF and VMware Cloud on AWS.
•VMware Service-defined Firewall—a distributed, scale-out internal firewall purpose-built to protect East-West traffic across multi-cloud environments spanning virtualized, containerized, and bare metal workloads. The Service-defined Firewall builds complete stateful Layer 7 security controls, including Advanced Threat Protection, into the infrastructure entirely in software, to eliminate blind spots and prevent lateral movement of threats while providing the control isolation of an agentless architecture. This enables security teams to mitigate risk, enable compliance and simplify the deployment model and operations of firewalling every workload, at a fraction of the cost.
•VMware SD-WAN—available as a service and as an on-premises software solution, delivers high-performance, reliable, and more secure access to cloud services, private data centers and SaaS-based enterprise applications for remote workers and branch locations. Our SD-WAN solution serves as a platform for deploying virtual network services that integrate with local edge compute to manage and control application traffic from users and Internet-connected devices.
•VMware SASE—network and security as a service with on-premises and endpoint software components, enables simple, agile, and more secure work from anywhere (office, home and mobile) connectivity. VMware SASE serves as a platform for deploying cloud-delivered network and security solutions and services (SD-WAN, Secure Access, Cloud Web Security, Edge Network Intelligence, etc.) that integrate with local edge compute to manage and control application traffic from users and Internet-connected devices.
•VMware vRealize Network Insight—delivers intelligent operations and planning for software-defined networking and security across virtual, physical and multi-cloud environments.
•VMware NSX Advanced Load Balancer (Avi Networks)—provides consistent, multi-cloud load balancing, web application firewall and application insights across data centers and public clouds for virtual machines, container, and bare-metal workloads.
Digital Workspace
Our digital workspace offerings enable our customers to more securely deliver access to applications and data for their end users from any device of the user’s choice and from any location. These offerings are designed to deliver simplicity and choice for end users, while providing more security and control to corporate IT organizations for corporate applications, data and endpoints.
Our complete digital workspace solution is VMware Workspace ONE (“Workspace ONE”), the platform that more securely delivers and manages any application on any device by integrating access control, application management and multi-platform endpoint management. Workspace ONE brings together Workspace ONE Unified Endpoint Management (“UEM”), Workspace ONE Access (“Access”) and VMware Horizon (“Horizon”), tied together with a common access control layer:
•Workspace ONE UEM—a solution built to manage and help secure endpoints across all major operating systems from a single management console that includes a suite of productivity applications, enabling customers to more effectively manage, secure and benefit from “bring your own device” programs.
•Access—a cloud service that enables customers to continuously track device state, user details and authentication context to determine user and device risk, allow or deny access and require multi-factor authentication or a remediation for access.
•Horizon—a virtual platform that provides a streamlined approach to delivering, protecting and managing virtual desktops and applications from one digital workspace, while containing costs and allowing end users to work anytime, anywhere and across any device.
While Workspace ONE UEM, Access and Horizon are also offered separately, together the complete Workspace ONE platform provides customers with a holistic digital workspace solution that combines identity, mobile management, employee productivity tools and application and desktop virtualization solutions. Through the continued expansion of our virtual desktop portfolio, we offer customers the opportunity to run virtual desktops as-a-service through multiple environments including the Azure platform, VMware Cloud on AWS and IBM Cloud.
Workspace ONE Intelligent Hub empowers employees to more securely access corporate apps and resources from “hire to retire.” IT can grant access to any application with single sign-on from a unified catalog, send informational and actionable notifications, and enable one-click contextual workflows with SaaS and backend applications on-the-go.
Application Modernization
VMware Tanzu, a family of products and services for modernizing applications and infrastructure, enables customers to deliver better software to production, continuously. The portfolio enables customers to build, run and manage modern applications on any cloud and simplifies the use of Kubernetes, an open source platform for managing containers, in a multi-cloud environment. The modern or cloud native applications allow businesses to bring new ideas to market faster and respond sooner to customer demands. VMware Tanzu uses cloud native patterns to build applications with microservices and APIs, and utilizing Kubernetes to simplify how these applications are deployed, observed and managed across on-premises, public clouds and edge. VMware Tanzu includes technologies acquired as part of our Pivotal, Bitnami, Heptio and Wavefront acquisitions.
Key offerings within application modernization include:
•Tanzu Basic edition—an offering that simplifies Kubernetes distribution that can be embedded in vSphere, allowing enterprises to embrace Kubernetes as part of their existing infrastructure.

•Tanzu Standard edition—an offering that simplifies the operation of Kubernetes distribution that can be deployed across on-premises, public clouds and edge with consistency, including an accompanying management plane to apply policy and security to all Kubernetes clusters, regardless of where they reside.
•Tanzu Advanced edition—a modular offering that enables customers to adopt development, security, and operations practices. Tanzu Advanced edition includes capabilities to accelerate how applications are built and packaged from curated and secured images, distributed and updated, and managed at scale in multi-cloud deployments. Those applications are deployed using Kubernetes, across environments, and are centrally managed, with built-in observability, consistency and control.
•Tanzu Application Service—a platform that allows enterprises to accelerate cloud-native software development, with managed access to native cloud services and portability to run across any clouds.
•Tanzu Labs—a service that provides guidance and support to help customers modernize existing apps or build new, modern apps with agile development practices.
Intrinsic Security
We make security intrinsic by leveraging the infrastructure to provide visibility for apps, users and devices, and combining that with leading threat detection and response capabilities to deliver a unique (and better) approach to security. The VMware Carbon Black platform is at the center of the VMware security portfolio. VMware Carbon Black Cloud is a SaaS-delivered cloud native endpoint and workload protection platform.
Key products include:
•VMware Carbon Black Cloud Endpoint—consolidates multiple endpoint security capabilities using one lightweight agent and cloud console to ease analysis of the most complex attacks and simplify the automation of detection and response workflows. VMware Carbon Black Cloud identifies attackers’ changing behavior patterns, enabling customers to better detect, respond to and prevent emerging attacks. The endpoint protection platform includes next-generation antivirus, endpoint detection and response; managed detection, audit and remediation; and threat hunting and containment.
•VMware Carbon Black Cloud Workload—delivers advanced protection purpose-built for better securing modern workloads to reduce the attack surface and strengthen security postures. The solution combines prioritized vulnerability reporting and foundational workload hardening with industry-leading prevention, detection and response capabilities to protect workloads running in virtualized private and hybrid cloud environments. VMware Carbon Black Cloud Workload is also tightly integrated with vSphere to provide agentless security that alleviates installation and management overhead and consolidates the collection or telemetry for multiple workload security use cases.
Technology Alliances
We have more than 900 technology partners with whom we bring offerings to the marketplace and over 4,500 active cloud and managed service provider partners. We classify our partners as follows:
Independent Hardware Vendors (“IHVs”)—we have established relationships with large system vendors, including Apple, Cisco, Fujitsu, Hitachi, HPE, IBM, Lenovo and Samsung for certification and co-development, and we continue to work closely with Dell. We also work closely with Intel, NVIDIA and other IHVs to provide input on product development to enable them to deliver hardware advancements that benefit virtualization users. We coordinate with the leading storage and networking vendors to ensure interoperability and enable our software to access their differentiated functionality.
Independent Software Vendors (“ISVs”)—we partner with leading systems management, infrastructure software and application software vendors, including healthcare, telecom, finance and retail leaders, to deliver value-added products that integrate with our products.
VMware Cloud Providers—we have established partnerships with over 4,500 active cloud and managed service providers, including Microsoft, Google, Oracle, Lumen, Fujitsu, IBM, KPN, NTT, OVH, Rackspace, Softbank, Telefonica, Tieto and Virtustream supporting our multi-cloud strategy. These partners leverage our cloud technologies to host and deliver enterprise-class cloud services for enterprises to extend their data centers to external clouds, while preserving security, compliance and quality of service.
In addition to our base of active partnerships with cloud providers, we have a strategic alliance with AWS to build and deliver an integrated hybrid offering, VMware Cloud on AWS, that enables customers to run applications across vSphere-based private, public and multi-cloud environments.
Our Technology Alliance Partner (“TAP”) program facilitates collaborative solution creation and coordinated go-to-market activities for our more than 900 technology partner ecosystem. Created exclusively for IHV and ISV partners, the TAP program gives technology partners the ability to test, integrate and package application software, infrastructure and hardware products with our products and services offerings—on premises or in the cloud.
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
Sales and Marketing
We have a highly leveraged go-to-market strategy that includes a direct sales force, including a specialized sales force for our key growth offerings, and our channel and cloud partners.
We have established ongoing business relationships with our distributors. Our distributors purchase software licenses and software support from us for resale to end-user customers via resellers. These resellers are part of our VMware Partner Connect (formerly known as VMware Partner Network), a program which offers resellers pricing incentives, rebates, sales and product training through the VMware Partner Connect web portal, and access to the worldwide network of VMware distributors. In addition, our channel partner network includes certain systems integrators and resellers trained and certified to deliver consulting services and solutions leveraging our products. Our channel network also includes partners that host our products and deliver them as a service to customers.
We generally do not have long-term contracts or minimum-purchase commitments with our distributors, resellers, system vendors and systems integrators, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours.
End users can purchase the full breadth of our subscription, SaaS, perpetual license, and services portfolio through discrete purchases to meet their immediate needs or through the adoption of enterprise agreements (“EAs”). Both of which provide access to a range of flexible purchasing programs. EAs are comprehensive offerings that may include license and subscription and SaaS, offered both directly by us and through certain channel partners that also provide for multi-year maintenance and support. EAs enable us to build long-term relationships with our customers as they commit to our virtual infrastructure solutions. Our sales cycle can vary greatly depending on numerous factors, including the size and complexity of the proposed offering and customer’s infrastructure footprint.
In establishing list prices for our products, we take into account, among other numerous factors, the value our products and solutions deliver and the cost of alternative virtualization, end-user computing and hardware solutions.
Our marketing efforts focus on communicating the benefits of our solutions and educating our customers and users, distributors, resellers, system vendors, systems integrators, the media and analysts about the advantages of our innovative offerings. We raise awareness of our company and brands, market our products and generate sales leads through VMware and industry events, public relations efforts, marketing materials, advertising, direct marketing, social media initiatives, free downloads and trials, and our website. We have invested in multiple online communities that enable customers and partners to share and discuss sales and development resources, best practices implementation and industry trends among other topics. Our annual user conferences, VMworld, vForum, Connect and SpringOne are held globally. We also offer management presentations, seminars and webinars on our solutions and services. We believe the combination of these activities strengthens our brand and enhances our leading positions in the industries in which we compete.
We continue joint marketing, sales, branding and product development efforts with Dell and other Dell companies to enhance the collective value we deliver to our mutual customers. Our collective business with Dell continued to create synergies that benefited our sales during fiscal 2021. Bookings through Dell sales channels have grown more rapidly than through non-Dell resellers and distributors, and Dell sales channels in aggregate comprise the largest route-to-market for our sales. We also have strategic partnerships with AWS, Google, IBM and Microsoft to jointly provide the expertise, solutions and go-to-market capabilities to help our customers efficiently and more securely extend their proven software-defined solutions into public clouds, utilizing the tools and processes with which our customers are already familiar.
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
As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% is expected to be recognized as revenue over the next twelve months and the remainder thereafter.
As of January 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2021, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS, and services. As of January 29, 2021, our total backlog was $93 million and our backlog related to licenses was $23 million. For our backlog related to licenses, we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $18 million as of January 29, 2021 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs.
As of January 31, 2020, our total backlog was $18 million, and our backlog related to licenses was $5 million. The amount excluded from the remaining performance obligations because such contracts were subject to cancellation until fulfillment of the performance obligation occurs was not material as of January 31, 2020.
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
During fiscal 2021, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 35% of our consolidated revenue. These purchases included Dell selling joint solutions as an OEM, which accounted for 12% of revenue from Dell, or 4% of our consolidated revenue. The remaining revenue from Dell consisted of Dell acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provided financing to our end users at our end users’ discretion.
During fiscal 2021, another distributor, Arrow Electronics, Inc., who purchased software licenses and software support from us for resale to end-user customers directly or via resellers, accounted for 11% of our consolidated revenue. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days’ prior written notice to the other party, and neither party has any obligation to purchase or sell any products under the agreement.
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
Providers of enterprise security offerings. With the close of VMware’s acquisition of Carbon Black in October 2019, we launched a new set of enterprise security solutions that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and the frequent introductions of new solutions. Competitors in the end point security space include legacy antivirus solution providers such as McAfee and NortonLifeLock, established software and infrastructure providers such as Blackberry Limited (after recently purchasing Cylance, Inc.) and Microsoft as well as next-generation endpoint security providers such as CrowdStrike. In addition, new startup companies and established companies have entered or are currently attempting to enter the next-generation endpoint security market. While we believe that the intrinsic security elements in our existing offerings coupled with our Carbon Black endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain. New trends such as Secure Access Service Edge (SASE) and Zero Trust Network Access represent the coalescence of formerly distinct markets, such as identity management, secure web gateway, SD-WAN, network firewall, and cloud access security brokers. These trends may bring existing partners such as Zscaler and Okta, into a more competitive position with Carbon Black, VeloCloud and other distributed network security offerings from VMware. If we are unable to successfully adapt our product and service offerings to meet these opportunities and rapidly evolving trends, our operating results could be adversely affected.
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
Intellectual Property
As of January 29, 2021, over 4,100 patents of varying duration issued by the U.S. Patent and Trademark Office have been granted or assigned to us. We also have been granted or assigned patents from other countries. These patents cover various aspects of our server virtualization and other technologies. We also have numerous pending U.S. provisional and non-provisional patent applications, and numerous pending foreign and international patent applications, that cover other aspects of our virtualization and other technologies.
We have federal trademark registrations in the U.S. for “VMWARE,” “VMWORLD,” “VSPHERE,” “VCLOUD,” “VCENTER SERVER,” “VMOTION,” “HORIZON,” “AIRWATCH,” “VREALIZE,” “VCLOUD,” “WORKSPACE ONE,” “ESX,” “VMWARE NSX,” “VMWARE CLOUD FOUNDATION,” “VELOCLOUD,” “CARBON BLACK,” “BITNAMI” and “PIVOTAL” and numerous other trademarks. We also have trademarks registered in several foreign countries.
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
Environmental, Social and Governance
At VMware, we believe technology can have a positive impact on society and the planet. In December 2020, we announced our 2030 Agenda, which represents our ESG Strategy focused on three business outcomes: Trust, Equity and Sustainability. Our 2030 Agenda is designed for all VMware stakeholders: stockholders, customers, employees, partners, suppliers, communities and the environment. To promote long-term stakeholder value creation, we created an ESG governance structure comprised of internal leadership and members of our executive staff to guide strategy, performance measurement and engage with our Board of Directors to review our ESG strategy.
Sustainability
We are committed to creating products and services that support our customers in reducing the environmental impact of their digital infrastructure. In addition to operating as a certified CarbonNeutral® company, in accordance with The CarbonNeutral Protocol, and procuring 100% renewable energy for our operations, in accordance with RE100’s technical guidance, during fiscal 2021, we received validation of our science-based targets from the Science Based Targets Initiative organization (“SBTi”) to address climate change. This year, we utilized concepts from the Financial Stability Board’s (“FSB”) Taskforce for Climate-Related Financial Disclosures (“TCFD”) framework in our reporting processes. Additionally, we were recognized on CDP’s Climate A List (formerly known as Carbon Disclosure Project) and added to the 2020 Dow Jones Sustainability Indices (“DJSI”).
Human Capital
General Demographics
As of January 29, 2021, we employed approximately 34,000 employees located in 60 countries, approximately 15,000 of which work in the U.S.
We contract with Dell subsidiaries for support from Dell personnel who are managed by us on a full-time basis. These individuals are located in countries in which we do not currently have an operating subsidiary and are predominantly dedicated to our sales and marketing efforts. We use contractors from time to time for temporary assignments and in locations in which we do not currently have operating subsidiaries. In the event that these contractor resources were not available, we do not believe that this would have a material adverse effect on our operations. As of January 29, 2021, less than 5% of our employees were contracted through Dell. None of our employees are represented by labor unions, and we consider current employee relations to be good.
COVID-19
In response to the COVID-19 outbreak, we acted with urgency to address the safety of our employees while continuing to support the business continuity needs of our customers and partners. We transitioned to a remote workforce model during the first quarter of fiscal 2021 and since then, have created flexible work and customer outreach experiences that have enabled our teams to remain connected with each other and with our customers while maintaining and enhancing productivity, operational excellence and innovation. We provided additional benefits to employees including a wellbeing allowance, pandemic time off, home equipment allowance and coverage of COVID-19 testing and treatment.
Future of Work
Going forward, we plan to continue building a dynamic, global workforce of the future that empowers our people to work from any location, consistent with business requirements, that accelerates their productivity to deliver innovative solutions and operational excellence for our customers worldwide. We believe our approach to employee flexibility will enable the Company to hire skilled and talented team members from many new locations globally and contribute to meeting our diversity, equity and inclusion goals. While planning for the initiative was well underway before the emergence of COVID-19, the pandemic accelerated our efforts. As our employees demonstrated throughout the pandemic, work location does not dictate success. The choice and flexibility that form the cornerstones of this new distributed workforce model mirror the choice and flexibility we provide to our customers when choosing their digital infrastructure.
Compensation and Benefits
We tailor our compensation programs including base pay strategy, variable compensation programs and health, wellbeing, and retirement programs to meet the needs of our employees. Equity awards are a key compensation component that enables us to recruit and retain top talent. The Compensation and Corporate Governance Committee of the VMware Board oversees the utilization of stock-based compensation to appropriately balance competitive needs against the dilutive impact on our stockholders. These components of total compensation are part of a broader framework of employee recognition, as well as our strategy to reinforce VMware’s culture, and to attract, develop, and retain a talented and diverse workforce.
Wellbeing and Culture
The VMware culture is based on a set of shared values best expressed through the acronym EPIC2: Execution, Passion, Integrity, Customers, and Community. Each year, we honor extraordinary employees through our EPIC2 Achievement Awards program. Individuals are recognized for their ability to regularly go above and beyond the Company’s high standards and for demonstrating a remarkable quality of character. Their dedication to projects, customers, and fellow team members represents great leadership—people who can inspire and motivate, especially during times of transformation and change.
We recognize that total wellbeing for our employees goes beyond physical fitness encompassing emotional, financial and community in defining overall health. In fiscal 2021, we expanded our wellbeing allowance to include all employees worldwide. During fiscal 2021, we were recognized by Forbes’ 2020 JUST 100 List and Glassdoor’s Best Places to Work.
Diversity, Equity and Inclusion (DEI)
DEI is a business priority at VMware. Our DEI initiative, VMinclusion, is a business-led effort to attract and engage the multinational, multicultural talent critical to our globally connected business. We are committed to creating a flexible, inclusive environment where everyone is respected and has equal opportunity to succeed. During fiscal 2021, all Senior Directors and above were assigned responsibility for achievement of company-wide DEI goals tied to bonus compensation. We carefully monitor the impact of our practices on the hiring and retention of talent from underrepresented communities, women, people with disabilities, veterans and those that identify as being part of LGBTQ communities. In fiscal 2021 we focused on our Black colleagues and their communities through executive level engagement to drive positive change that is systemic and long term.
We have been recognized for our achievements including Forbes 2020 The Best Employers for Diversity, Forbes 2020 The Best Employers for Women, and the 2020 Human Rights Campaign Foundation Best Places to Work for LGBTQ Equality.
As of the end of fiscal 2021, women represented 27.1% of our global employees and underrepresented minorities represented 10.4% of our U.S. employees.
We are committed to equitable compensation. We know that leveraging the power of human difference starts with equal pay for equal work. We continually analyze compensation globally, accounting for multiple factors that influence pay such as job, grade, tenure, time in job, geographic location and performance. Our most recent data analysis as of November 2020 shows that at VMware, women, in the aggregate, adjusting for the factors identified above, earn 99% of their male counterparts' target cash compensation globally and underrepresented minorities earn 100% of their white counterparts in the U.S.
Available Information
Our website is located at www.vmware.com, and our investor relations website is located at http://ir.vmware.com. Our goal is to maintain the investor relations website as a portal through which investors can easily find or navigate to pertinent information about us, all of which is made available free of charge, including:
•our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”);
•announcements of investor conferences, speeches and events at which our executives discuss our products, services and competitive strategies;
•webcasts of our quarterly earnings calls and links to webcasts of investor conferences at which our executives appear (archives of these events are also available for a limited time);
•additional information on financial metrics, including reconciliations of non-GAAP financial measures discussed in our presentations to the nearest comparable GAAP measure;
•press releases on quarterly earnings, product and service announcements, legal developments and international news;
•corporate governance information including our certificate of incorporation, bylaws, corporate governance guidelines, board committee charters, business conduct guidelines (which constitutes our code of business conduct and ethics) and other governance-related policies;
•other news, blogs and announcements that we may post from time to time that investors might find useful or interesting; and
•opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

The information found on our website is not part of, and is not incorporated by reference into, this or any other report we file with, or furnish to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers and their ages as of March 16, 2021, are as follows:

Name	Age	Position(s)
Zane Rowe	50	Chief Financial Officer, Interim Chief Executive Officer and Executive Vice President
Jean-Pierre Brulard	62	Executive Vice President, Worldwide Sales
Amy Fliegelman Olli	64	Executive Vice President, General Counsel and Secretary
Sanjay Poonen	51	Chief Operating Officer, Customer Operations
Rangarajan (Raghu) Raghuram	58	Chief Operating Officer, Products and Cloud Services
Zane Rowe has served as VMware’s interim Chief Executive Officer since February 13, 2021, and also continues to serve as VMware’s Chief Financial Officer and Executive Vice President, a position he has held since March 1, 2016. Prior to joining VMware, he was EMC’s Executive Vice President and Chief Financial Officer from October 2014 until February 2016. Prior to joining EMC, Mr. Rowe was Vice President of North American Sales of Apple Inc., a technology company that designs, develops, and sells consumer electronics, computer software, online services, and personal computers, from May 2012 until May 2014. He was Executive Vice President and Chief Financial Officer of United Continental Holdings, Inc., an airline holdings company, from October 2010 until April 2012 and was Executive Vice President and Chief Financial Officer of Continental Airlines from August 2008 to September 2010. Mr. Rowe joined Continental Airlines in 1993. Mr. Rowe currently serves on the board of Sabre Corporation.
Jean-Pierre Brulard has served as VMware’s Executive Vice President, Worldwide Sales since February 2020. Mr. Brulard previously served as VMware’s Senior Vice President and General Manager, EMEA from April 2015 to January 2020 and as Vice President, EMEA, Southern Region from April 2009 to April 2015. Prior to joining VMware, Mr. Brulard served in senior management positions of increasing responsibility for Business Objects, an enterprise software company, for seven years, most recently as its Senior Vice President and General Manager, EMEA.
Amy Fliegelman Olli has served as VMware’s Executive Vice President, General Counsel and Secretary since December 2020. She joined VMware as Senior Vice President and General Counsel in August 2017 and was appointed as Secretary in October 2017. Prior to joining VMware, Ms. Fliegelman Olli served as Senior Vice President and General Counsel of Avaya, Inc., a provider of contact center, unified communications and networking products, from June 2014 through August 2017. Previously, she was the General Counsel of CA, Inc., a provider of software solutions, from September 2006 to June 2014 where her responsibilities covered all legal, governance, compliance, internal audit, security, risk management and controls matters. Ms. Fliegelman Olli also spent 18 years with IBM Corporation, ultimately serving as Vice President and General Counsel for the Americas and Europe.
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
Operation of Business and Strategic Risks
A significant decrease in demand for our server virtualization products would adversely affect our operating results.
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
As we continue to develop and offer subscription and SaaS versions of our products, we must continue to evolve our processes to meet various intellectual property, regulatory, contractual and service compliance challenges, including compliance with licenses for open source and third-party software embedded in our offerings, compliance with export control and privacy regulations, protecting our services from external threats or inappropriate use, maintaining the continuous service levels and data security expected by our customers and adapting our go-to-market efforts. The expansion of our subscription and SaaS offerings also requires significant investments, and our operating margins, results of operations and operating cash flows may be adversely affected if our new offerings are not widely adopted by customers.
Additionally, our subscription and SaaS offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services and our initiatives to extend our virtualization and container platforms into the public cloud rely upon the ability of our public cloud and VCPP partners to maintain continuous service availability and protect customer data on their services. Although we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to their contractual obligations. The failure of a third-party provider to prevent service disruptions, data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur, and contractual provisions with our third-party providers and public cloud partners may limit our recourse against the third-party provider or public cloud partner responsible for such failure. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our subscription and SaaS offerings would be impaired.
Our success depends upon our ability to adapt our business and pricing models to a subscription and SaaS model appropriately.
Certain of our product initiatives, such as our VCPP and SaaS offerings, have a subscription model. As we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. In addition, we may fail to accurately predict subscription renewal rates or their impact on operating results, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. Additionally, as customers transition to our subscription and SaaS products and services, our revenue and license revenue growth rate may be adversely impacted during the period of transition as we will recognize less revenue up front than we would otherwise recognize as part of the multi-year license contracts through which we typically sell our established offerings. For example, effective with the fourth quarter of fiscal 2020, we commenced reporting revenue from our subscription and SaaS as a separate revenue line item, breaking out components that had previously been included in our license revenue and services revenue and prior period amounts were reclassified to conform with this presentation. As a result, the rate of growth in our license revenue, which has been viewed as a leading indicator of our business performance may appear to be negatively impacted while the growth in subscription and SaaS revenue may not appear as robust because such revenue is recognized ratably over time as customers consume our subscription-based products. Finally, as we offer more services that depend on converting users of free services to users of premium services and purchasers of our on-premises products to our SaaS offerings, our ability to maintain or improve and to predict conversion rates will become more important.
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
Providers of enterprise security offerings. With the close of VMware’s acquisition of Carbon Black in October 2019, we launched a new set of enterprise security solutions that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and the frequent introductions of new solutions. Competitors in the end point security space include legacy antivirus solution providers such as McAfee and NortonLifeLock, established software and infrastructure providers such as Blackberry Limited (after purchasing Cylance, Inc.) and Microsoft as well as next-generation endpoint security providers such as CrowdStrike. In addition, new startup companies and established companies have entered or are currently attempting to enter the next-generation endpoint security market. While we believe that the intrinsic security elements in our existing offerings coupled with our Carbon Black endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain New trends, such as Secure Access Service Edge (SASE) and Zero Trust Network Access, represent the coalescence of formerly distinct markets, such as identity management, secure web gateway, SD-WAN, network firewall, and cloud access security brokers. These trends may bring existing partners such as Zscaler and Okta into a more competitive position with Carbon Black, VeloCloud and other distributed network security offerings from VMware. If we are unable to successfully adapt our product and service offerings to meet these opportunities and rapidly evolving trends our operating results could be adversely affected.
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
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of VMware vSphere (“vSphere”) has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public, hybrid and multi-cloud-based computing and mobile computing, including our vSphere-based SDDC products such as vRealize management, vSAN storage virtualization, NSX virtual networking, as well as our Horizon client virtualization, Unified Endpoint Management mobile device management, and our managed subscription services, such as VMware Cloud on AWS, VMware Cloud on AWS Outposts and our VMware Cloud on Dell EMC. In October 2019, we completed the acquisition of Carbon Black, Inc. (“Carbon Black”), which now forms the nucleus of VMware’s new set of enterprise security solutions focused on helping to provide advanced cybersecurity protection to customers. We have also been introducing SaaS versions of our on-premises products, including VMware Workspace ONE (“Workspace ONE”) offerings, and investing in a range of SaaS and cloud-native technologies and products, including those acquired through our Heptio Inc., CloudHealth Technologies, Inc., VeloCloud Networks, Inc. and Pivotal Software, Inc. (“Pivotal”) acquisitions. These cloud and SaaS initiatives present new and difficult technological, operational and compliance challenges, and significant investments continue to be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private, public, hybrid and multi-cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business continues to increase, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that adoption rates for our newer products and services are not sufficient to offset declines in revenue growth for our established server virtualization offerings, our overall revenue growth rates may slow materially or our revenue may decline substantially. Additionally, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
Competition for our highly skilled employees is intense and costly, and our business and growth prospects may suffer if we cannot attract and retain them.
We must continue to attract and retain highly qualified personnel, particularly software and cloud engineers and sales and customer experience personnel, for which competition, particularly against companies with greater resources, startups and emerging growth companies is intense. Research and development personnel are also aggressively recruited by startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product and service development. This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and, if we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could suffer.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 24% of our total revenue during the year ended January 29, 2021. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.
Acquisitions and divestitures could materially harm our business and operating results.
We have acquired in the past, and plan to acquire in the future, other businesses, products or technologies. We also sell or divest businesses, products and technologies from time-to-time. Acquisitions and divestitures involve significant risks and uncertainties, including:
•disruptions to our ongoing operations and diverting management from day-to-day responsibilities due to, for example, the need to provide transition services in connection with a disposition or difficulty integrating the operations, technologies, products, customers and personnel of acquired businesses effectively;
•adverse impacts to our business and financial results resulting from increases to our expenses due to, among other things, integrating business operations and on-boarding personnel and the incurrence of amortization expense related to identifiable intangible assets acquired and other accounting consequences of acquisitions;
•reductions to our cash available for operations, stock repurchase programs and other uses, potentially dilutive issuances of equity securities or the incurrence of additional debt;
•uncertainties in achieving the expected benefits of an acquisition or disposition, including with respect to our business strategy, revenue, technology, human resources, cost and operating efficiencies and other synergies, due to, among other things, a lack of experience in new markets, products or technologies; or an initial dependence on unfamiliar distribution partners or vendors;
•unidentified issues that were not discovered during the diligence process, including issues with the acquired or divested business’s intellectual property, product quality, security, privacy and accounting practices, regulatory compliance or legal contingencies;
•lawsuits resulting from an acquisition or disposition;
•maintenance or establishment of acceptable standards, controls, procedures or policies with respect to an acquired business; and
•the need to later divest acquired assets at a loss if an acquisition does not meet our expectations.
Disruptions to our distribution channels, including our various routes to market through Dell, could harm our business.
Our future success is highly dependent on our relationships with channel partners, including distributors, resellers, system vendors and systems integrators, which contribute to a significant portion of our revenue. Recruiting and retaining qualified channel partners and training them in the use of our technology and product offerings requires significant time and resources. Our failure to maintain good relationships with channel partners would likely lead to a loss of end users of our products and services, which would adversely affect our revenue. We generally do not have long-term contracts or minimum purchase commitments with our channel partners, and the contracts that we do have with these channel partners do not prohibit them from offering products or services that compete with ours.
One of our distributors accounted for 10% or more of our consolidated revenue during the year ended January 29, 2021. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Additionally, sales via our various route-to-market relationships with Dell accounted for 35% of our consolidated revenue during the year ended January 29, 2021 and transactions where Dell acted as an original equipment manufacturer (“OEM”) accounted for 12% of the revenue from Dell, or 4% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
The evolution of our business requires more complex go-to-market strategies, which involve significant risk.
Our increasing focus on developing and marketing IT management and automation and IaaS offerings (including software-defined networking, VCPP-integrated virtual desktop and mobile device, cloud and SaaS) that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings. In addition, marketing and selling new technologies to enterprises requires us to invest significant time and resources to educate customers on the benefits of our offerings. These investments can be costly and educating our sales force can distract from their efforts to sell existing products and services. Additionally, from time to time, we reorganize our go-to-market teams to increase efficiencies and improve customer coverage, but these reorganizations can cause short-term disruptions that may negatively impact sales over one or more fiscal periods. Further, upon entering into new industry segments, we may choose to go to market with third-party manufactured hardware appliances that are integrated with our software—as we did when we entered into the SD-WAN space through our acquisitions of VeloCloud Networks, Inc. and Nyansa, Inc.—which requires us to rapidly develop, deploy and scale new hardware procurement, supply chain and inventory management processes and product support services and integrate them into our ongoing business systems and controls. Similarly, our launches of managed subscription services, such as VMware Cloud on AWS and VMware Cloud on Dell EMC, require us to implement new methods to deliver and monitor end user services and adjust our model for releasing product upgrades. As our customers increasingly shift from one-time purchases of perpetual software licenses to purchasing our software via more subscription and SaaS-based programs, our go-to-market teams will need to alter their outreach to customers to support ongoing consumption of our offerings, and we will need to appropriately adjust the variable compensation programs we use to incentivize our sales teams. If we fail to successfully adjust, develop and implement effective go-to-market strategies, our financial results may be materially adversely impacted.
We may not be able to respond to rapid technological changes with new solutions and services offerings.
The industries in which we compete are characterized by rapid, complex and disruptive changes in technology, customer demands and industry standards that could make it difficult for us to effectively compete and cause our existing and future software solutions to become obsolete and unmarketable. Our ability to react quickly to new technology trends—such as cloud computing, which is disrupting the ways businesses consume, manage and provide physical IT resources, applications, data and IT services—and customer requirements is negatively impacted by the length of our development cycle for new and enhanced products and services, which has frequently been longer than we originally anticipated. This is due in part to the increasing complexity of our product offerings as we increase their interoperability and maintain their compatibility with IT resources, such as public clouds, utilized by our customers while sustaining and enhancing product quality. When we release significant new versions of our existing offerings, the complexity of our products may require existing customers to remove and replace prior versions to take full advantage of substantial new capabilities, which may subdue initial demand for the new versions or depress demand for existing versions until the customer is ready to purchase and install the newest release. If we are unable to evolve our solutions and offerings in time to respond to and remain ahead of new technological developments—in applications, networking or security, for example—or in ways that are compelling to customers, our ability to retain or increase market share and revenue could be materially adversely affected. We may also fail to adequately anticipate the commercialization of emerging technologies, such as blockchain, and the development of new markets and applications for our technology, such as edge computing, and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets.
We operate a global business that exposes us to additional risks.
A significant portion of our employees, customers and channel partners are located outside the U.S. Our international activities account for a substantial portion of our revenue and profits, and our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions. In addition to the risks described elsewhere in these risk factors, our international operations subject us to a variety of risks, including:
•difficulties in delivering support, training and documentation; enforcing contracts; collecting accounts receivable; transferring funds; maintaining appropriate controls relating to revenue recognition practices; and longer payment cycles in certain countries and especially in emerging markets;
•network security and privacy concerns, which could make foreign customers reluctant to purchase products and services from U.S.-based technology companies;
•tariffs and trade barriers, and other regulatory or contractual limitations on our ability to sell or develop our products and services in certain foreign markets, such as in China, whose government has adopted a range of laws and regulations relating to the procurement of key network equipment and security products and the storage and processing of data that might cause our business in China to suffer and expose us to civil and criminal penalties;
•economic or political instability and uncertainty about or changes in government and trade relationships, policies, and treaties that could adversely affect the ability of U.S.-based companies to conduct business in non-U.S. markets, such as in the U.K. where considerable regulatory uncertainty remains regarding compliance post-Brexit; and
•legal risks, particularly in emerging markets, relating to compliance with U.S. exchange control requirements and international and U.S. anti-corruption laws and associated exposure to significant fines, penalties and reputational harm.
Our failure to manage any of these risks successfully could negatively affect our reputation and materially adversely affect our operating results.
Our success depends on the interoperability of our products and services with those of other companies.
The success of our products depends upon the cooperation of hardware and software vendors to ensure interoperability with our products and offer compatible products and services to end users. In addition, we extend the functionality of various products to work with native public cloud applications, which in some cases requires the cooperation of public cloud vendors. To the extent that hardware, software and public cloud vendors perceive that their products and services compete with ours or those of our controlling stockholder, Dell, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats, or engage in practices to actively limit the functionality, compatibility and certification of our products. In addition, vendors may fail to certify or support or continue to certify or support our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and it may be difficult and more costly for us to achieve functionality and service levels that would make our services attractive to end users, any of which could negatively impact our business and operating results.
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

Financial Risks
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
Factors that may cause fluctuations in our operating results include, among others, the factors described elsewhere in this risk factors section and the following:
•fluctuations in demand, adoption and renewal rates, sales cycles and pricing levels for our products and services;
•variations in customer choices among our on-premises and subscription and SaaS offerings, which can impact our rates of total revenue and license revenue growth;
•the timing of announcements or releases of new or upgraded products and services by us, our partners or competitors;
•the timing of sales orders processing, which can cause fluctuations in our backlog and impact our bookings and timing of revenue recognition;
•our ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;
•our ability to control costs, including our operating expenses, and the timing and amount of internal use software development costs that may be capitalized;
•the credit risks associated with our distributors, who account for a significant portion of our product revenue and accounts receivable, and our customers;
•the timing and size of realignment plans and restructuring charges;
•seasonal factors such as end of fiscal period expenditures by our customers and the timing of holiday and vacation periods;
•unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and
•fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity which may vary significantly by region.
Adverse economic conditions may harm our business.
Our business success depends in part on worldwide economic conditions. The overall demand for and spend on IT may be viewed by our current and prospective customers as discretionary and, in times of economic uncertainty, customers may delay, decrease, reduce the value and duration, or cancel purchases and upgrades of our products and services. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. General and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Increases in interest rates on credit and debt that would increase the cost of our borrowing could impact our ability to access the capital markets and adversely affect our ability to repay or refinance our outstanding indebtedness, fund future product development and acquisitions or conduct stock buybacks.
For example, the COVID-19 pandemic has depressed economic activity worldwide, and the timing and strength of an economic recovery is highly uncertain and likely to vary significantly by region. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future course of the pandemic and any resulting economic impact remain highly uncertain and continue to rapidly evolve. We have observed negative impacts on our sales and our financial results from the COVID-19 pandemic and there continues to be significant uncertainty regarding the economic effects of the COVID-19 pandemic. For example, during much of fiscal 2021, we saw delays in customers’ large transformative on-premises projects that we believe were largely due to COVID-19, which negatively impacted our product sales. Although pandemic conditions in most regions of the world began easing following the start of fiscal 2022, there remains considerable uncertainty regarding the progress of vaccination programs, the dangers posed by COVID-19 variants and when a return to pre-

pandemic conditions can occur. Accordingly, should the pandemic persist for a long period of time, economic conditions globally or in particular regions may fail to recover or even worsen, which could cause material adverse impacts to our earnings and other results of operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position.
Additionally, Brexit and trade tensions between the U.S. and its trading partners, like China, have caused and may continue to cause significant volatility in global financial markets. Amidst sustained economic uncertainty, many national and local governments that are current or prospective customers, including the U.S. federal government, may need to make significant changes in their spending priorities, which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
These adverse economic conditions can arise suddenly, have unpredictable impacts and materially adversely affect our future sales and operating results.
We have outstanding indebtedness in the form of unsecured notes and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
We have $4.8 billion in unsecured notes outstanding, an additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell, and a $1.0 billion unsecured revolving credit facility (the “Credit Facility”), which was undrawn as of January 29, 2021. The terms of our unsecured notes and Credit Facility impose restrictions on us, including in specified and customary covenants, our compliance with which may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If we breach any of the covenants and do not obtain a waiver from the lenders or note holders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
Additionally, in July 2020, Dell announced that it was exploring strategic alternatives with respect to its ownership interest in us, including a possible spin-off of its ownership interest to Dell stockholders, in connection with which it also expected to explore certain terms and conditions that could include negotiating a special cash dividend to be paid by VMware on a pro rata basis to all VMware stockholders that VMware would fund, in part, through the incurrence of additional indebtedness.
Our current and any future debt may adversely affect our financial condition and future financial results by, among other things, increasing our vulnerability to adverse changes in general economic and industry conditions, necessitating use or dedication of our expected cash flow from operations to service our indebtedness instead of for other purposes, such as capital expenditures and acquisitions, and limiting our flexibility in planning for, or reacting to, business changes.
In addition, any actual or anticipated changes to our credit ratings, including any announcement that our credit ratings are under review by any rating agency, may:
•negatively impact the value and liquidity of our debt and equity securities;
•result in an increase in the interest rate payable by us and the cost of borrowing under our Credit Facility;
•negatively affect the terms of and restrict our ability to obtain financing in the future; and
•upon the occurrence of certain downgrades of the ratings of our unsecured notes, require us to repurchase our unsecured notes at a price equal to 101% of the aggregate principal plus any accrued and unpaid interest.
Additionally, our parent company, Dell, has a significant level of debt financing, and any negative changes to Dell’s credit rating could also negatively impact our credit rating and the value and liquidity of any future debt we might raise. Refer to “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for more information on our outstanding indebtedness.
Our operating results may be adversely impacted by exposure to additional tax liabilities and higher than expected tax rates.
We are subject to income taxes as well as non-income-based taxes, such as payroll, sales and property taxes, in many of the jurisdictions in which we operate. Our tax liabilities are dependent on the allocation of revenue and expenses in different jurisdictions and the timing of recognizing revenue and expenses. Significant judgment is required to determine our worldwide provision for income taxes and other tax liabilities. For example, in the ordinary course of our global business, we execute intercompany transactions, including intellectual property transfers, that require us to make tax estimates because the ultimate tax determination is uncertain. We are subject to income and indirect tax examinations and are undergoing audits in various jurisdictions. For instance, the Internal Revenue Service (“IRS”) has started its examination of fiscal years 2015 through 2019 for the Dell consolidated group, of which VMware was part beginning in Dell’s fiscal year 2017. While we believe we have complied with all applicable income tax laws and made reasonable tax estimates, a governing tax authority could have a different legal interpretation and a final determination of tax audits or disputes may differ from what is reflected in our historical income tax provisions or benefits and accruals and we may be assessed with additional taxes. In addition, regulatory guidance is still forthcoming with respect to the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) and such guidance may adversely impact our tax provision. Any assessment of additional taxes could materially affect our financial condition and operating results.
Our future effective tax rate may be affected by such factors as:
•the expiration of legal statutes of limitation and settlements of audits;
•the impact of accounting for stock-based compensation and for business combinations, such as our acquisition of Pivotal, which was accounted for as a common control transaction;
•the recognition of excess tax benefits or deficiencies within the income tax provision or benefit in the period in which they occur;
•the overall levels and proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate; and
•changes in tax laws or their interpretations, in our business or statutory rates, and in our corporate structure.
For example, in October 2014, Ireland announced revisions to its tax regulations, that, among other things, would raise tax rates on the foreign earnings of our Ireland-organized subsidiary by which our non-U.S. earnings are primarily earned. For this and other reasons, we proactively made structural changes to mitigate the impact of the changing Irish tax regulations to our future tax rates. Numerous other countries have also recently enacted or are considering enacting changes to tax laws, administrative interpretations, decisions, policies and positions. These and any other significant changes to U.S., Irish or international tax laws could materially adversely affect our effective tax rate, the timing and amount of our tax liabilities and payments, our financial condition and operating results.
Security Risks
Cybersecurity breaches of our systems or the systems of our vendors, partners and suppliers could materially harm our business.
Cyber risks represent a large and growing risk to our business, as we depend upon our IT systems, proprietary software and services, as well as the systems of SaaS providers, to conduct virtually all of our business operations. Some of the factors that contribute to significant cyber risks include:
•We increasingly develop and maintain large data sets and rely on machine learning, artificial intelligence and analytics to provide services to our customers and partners.
•Customers conduct purchase and service transactions online, and we store increasing amounts of customer data and host or manage parts of customers’ businesses in cloud-based IT environments.
•Due to the COVID-19 pandemic and the rollout of our “Future of Work” program to work from anywhere, greater numbers of our employees work remotely, making them and us more vulnerable to cyber-attacks, including email phishing and social engineering.
•We rely on third parties and their systems for a number of our business functions and to sell our products and services as distributors, resellers, system vendors and systems integrators.
•Sophisticated hardware, software and applications that we produce or procure from third parties may contain defects that could unexpectedly interfere with our systems and processes.
•Our leadership position in the enterprise security industry makes us and our products a target of computer hackers seeking to compromise product security.
Cyber-attacks, which are increasing in number and technical sophistication, threaten to misappropriate our proprietary information, cause interruptions of our IT services, extract financial gain and commit fraud. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. If unauthorized access or sabotage remains undetected for an extended period of time, the effects of any such breach could be exacerbated.
Unauthorized parties (which may have included nation states and individuals sponsored by them) have penetrated our network security and our website in the past and may do so in the future. Employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments in the past and may do so in the future. Additionally, we are increasingly targeted for financial gain and fraud by criminal persons and groups that seek to extort or steal funds from companies and employees. Accordingly, if our cybersecurity systems and those of our contractors, partners and vendors fail to protect against breaches, our ability to conduct our business could be damaged in a number of ways, including:

•sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen;
•our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged they are restored and secured;
•our ability to process and electronically deliver customer orders could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;
•defects and security vulnerabilities could be exploited or introduced into our software products or our subscription and SaaS offerings and impair or disrupt them, thereby damaging the reputation and perceived reliability and security of our products and services and potentially making the data systems of our customers and partners vulnerable to further data loss and cyber incidents; and
•personally identifiable information or confidential data of our customers, employees and business partners could be stolen or lost.
Should any of the above events occur, or are perceived to have occurred, we could be subject to significant claims for liability from our customers, partners, vendors, or employees (among others); we could face regulatory actions and sanctions from governmental agencies under privacy, data protection or other laws; our ability to protect our intellectual property rights could be compromised; our reputation and competitive position could be materially harmed; we could face material losses as the result of successful financial cyber-fraud schemes; and we could incur significant costs in order to upgrade our cybersecurity systems, remediate damages and defend the Company in any legal, regulatory or legislative proceedings. Consequently, our business, financial condition and operating results could be materially adversely affected.
Our products and services are highly technical and may contain or be subject to other suppliers’ errors, defects or security vulnerabilities.
Our products and services are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities, some of which may only be discovered after a product or service has been installed and used by customers. Unanticipated vulnerabilities in user environments, installation errors or misuse can also lead to unintended access to or exploitation of our products. Accordingly, from time to time we have issued security alerts and provided software updates to customers when such issues have been identified. Undiscovered vulnerabilities in our products or services could expose our customers to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. Further, our use of open-source software in our offerings can make our products and services vulnerable to additional security risks not posed by proprietary products. In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products and services that could be exploited by hackers or others. VMware products and services are also subject to known and unknown security vulnerabilities resulting from integration with products or services of other companies (such as applications, operating systems or semiconductors). Actual or perceived errors, defects or security vulnerabilities in our products or services could harm our reputation and lead some customers to return products or services, reduce or delay future purchases or use competitive products or services, all of which could materially negatively impact our business, operating results and stock price.
Problems with our information systems could interfere with our business and could adversely impact our operations.
We rely on our information systems and those of third parties for fulfilling contractual obligations, including processing customer orders, delivering products and providing services, performing accounting operations and otherwise running our business. If our systems fail, our disaster and data recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Additionally, our information systems may not efficiently support new business models and initiatives, and significant investments could be required in order to upgrade existing or implement new systems. Business requirements may require additional capabilities including implementation of a new information system. For example, during the first quarter of fiscal 2020 we implemented a new lease accounting software to facilitate the preparation of financial information related to the adoption of accounting standard updates. Further, we continuously work to enhance our information systems, such as our enterprise resource planning software, and the implementation of such enhancements is frequently disruptive to the underlying enterprise, which may especially be the case for us due to the size and complexity of our business, and may disrupt internal controls and business processes that could introduce unintended vulnerability to error. Any such disruption to our information systems and those of the third parties upon whom we rely could have a material impact on our business.

Legal and Compliance Risks
We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us.
As described in Note E (Litigation) to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we are, and may become, involved in various legal and regulatory proceedings, and investigations relating to our business, including with respect to antitrust and competition, breach of contract, class action, commercial, corporate governance, cybersecurity, employment, intellectual property, privacy, securities, and whistleblower matters. Matters such as these may impact our business in different ways. Intellectual property infringement claims, for example, may seek injunctive relief or other court orders that could prevent us from offering our products. As a result, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all, or we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Because we generally indemnify our customers and partners from intellectual property infringement claims in connection with the use of our products, we may be called on to defend these customers and partners in litigation. From time to time, we also receive inquiries from and have discussions with government entities regarding our compliance with laws and regulations. Such litigation, investigations, regulatory inquiries, and proceedings can be unpredictable and time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Allegations made in connection with these matters may harm our reputation, regardless of their merit and could have a material adverse impact on our business, financial condition, cash flows or results of operations if decided adversely to or settled by us.
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
Actual or perceived non-compliance with privacy and data protection laws, regulations and standards could adversely impact our business.
Our business is subject to laws and regulations by various federal, state and international legislative and governmental agencies responsible for legislating, monitoring and enforcing privacy and data protection laws (“Data Privacy Laws”). The regulatory framework regarding the collection, protection, use, transfer and disclosure of personal information is rapidly evolving, and Data Privacy Laws are subject to new and changing interpretations and amendments, creating uncertainty and additional legal obligations for ourselves, our partners, vendors and customers. We expect that there will continue to be newly proposed or changes to interpretations of existing Data Privacy Laws and industry standards, including self-regulatory standards advocated by industry groups, in various jurisdictions globally, and we may not be able to appropriately anticipate or timely respond to the impacts such and similar developments may have on our business or the businesses of our partners, vendors and customers.
We continue to regularly enhance our policies and controls across our business relating to how we and our business partners collect, protect and use customer and employee personal information. Ongoing changes to the regulatory landscape will likely increase the cost and complexity of our business relationships, internal operations and the delivery of our products and services. In addition, this may affect our ability to run promotions and effectively market our offerings and could subsequently impact the demand for our products and services.
Any actual or perceived failure by us or our business partners to comply with Data Privacy Laws, the privacy commitments contained in our contracts, or the privacy notices we have posted on our website could subject us to investigations, sanctions, enforcement actions, negative financial consequences, civil and criminal liability or injunctions. For example, failure to comply with the EU’s General Data Protection Regulation requirements may lead to fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. Additionally, as a technology provider, our customers expect us to demonstrate compliance with current Data Privacy Laws and further make contractual commitments and implement processes to enable the customer to comply with their own obligations under Data Protection Laws, and our actual or perceived inability to do so may adversely impact sales of our products and services, particularly to customers in highly regulated industries. As a result, our reputation and brand may be harmed, we could incur significant costs, and our financial and operating results could be materially adversely affected.
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
From time to time, we receive inquiries or claims from authors or distributors of open source software included in our products regarding our compliance with the conditions of one or more open source licenses. An adverse outcome to a claim could require us to:
•pay significant damages;
•stop distributing our products that contain the open source software;
•revise or modify our product code to remove alleged infringing code;
•release the source code of our proprietary software; or
•take other steps to avoid or remedy an alleged infringement.
We have faced and successfully defended against allegations of copyright infringement and failing to comply with the terms of the open source General Public License v.2, but we can provide no assurances that we will not face similar lawsuits with respect to our use of open source software in the future, nor what the outcome of any such lawsuits may be.
If we fail to comply with government contracting regulations, our business could be adversely affected.
Our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension from future government contracting, any of which could adversely affect our business, operating results or financial condition. Further, any negative publicity related to our government contracts or any proceedings surrounding them, regardless of accuracy, may damage our business and affect our ability to compete for new contracts.
Risks Related to Our Relationship with Dell
Our relationship with Dell may adversely impact our business and stock price.
As of January 29, 2021, Dell beneficially owned 30,678,605 shares of our Class A common stock and all 307,221,836 shares of our Class B common stock, representing 80.6% of the total outstanding shares of common stock or 97.4% of the voting power of outstanding common stock held by EMC, and we are considered a “controlled” company under the rules of the New York Stock Exchange (“NYSE”). Accordingly, strategic and business decisions made by Dell can impact our strategic and business decisions and relationships, and public speculation regarding Dell’s strategic direction and prospects, as well as our relationship with Dell, can cause our stock price to fluctuate.
For example, in July 2020, Dell announced that it was exploring its strategic alternatives with respect to its ownership interest in us, including a possible spin-off of its ownership interest to Dell stockholders and that as part of that exploration it also expected to explore certain terms and conditions that could include negotiating a special cash dividend to be paid by VMware on a pro rata basis to all VMware stockholders that VMware would fund, in part, through the incurrence of additional indebtedness. A special committee of independent directors of our board of directors has been evaluating the spin-off. However, there can be no assurance that a spin-off will occur. Previously, during 2018, Dell had conducted a review of its strategic alternatives that led to Dell’s exchange of its Class V common stock designed to track our financial performance for its Class C common stock and our payment of a special cash dividend totaling $11.0 billion. Throughout that year, the stock price of our Class A common stock experienced periods of significant volatility related to public speculation regarding the outcome of Dell’s strategic review and the likelihood of its success. Additionally, speculation regarding how our relationship with Dell might be affected by Dell’s status as a publicly traded company or additional strategic transactions involving Dell, such as our acquisition of Pivotal in December 2019, creates uncertainty for our stockholders, customers, partners and employees, which could negatively impact sales, make it difficult to attract and retain employees and distract management’s focus from executing on other strategic initiatives.
A number of other factors relating to our relationship with Dell could adversely affect our business or our stock price in the future, including:
•Dell is able to control matters requiring our stockholders’ approval, including the election of a majority of our directors as described in the risk factors below.
•Dell could implement changes to our business, including changing our commercial relationship with Dell or taking other corporate actions, such as participating in business combinations, that our other stockholders may not view as beneficial.
•We have arrangements with a number of companies that compete with Dell, and our relationship with Dell could adversely affect our relationships with these companies or other customers, suppliers and partners.
•Since the Dell Acquisition, the portion of our bookings that are realized through Dell sales channels has grown more rapidly than our sales through non-Dell resellers and distributors, and we expect this trend to continue. To the extent that we find ourselves relying more heavily upon Dell for our channel sales, Dell’s leverage over our sales and marketing efforts may increase and our ability to negotiate favorable go-to-market arrangements with Dell and with other channel partners may decline. During the fiscal 2021, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 35% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provided financing to our end users at our end users’ discretion.
•Dell has a right to approve certain matters under our certificate of incorporation, including acquisitions or investments in excess of $100 million, and Dell may choose not to consent to matters that our board of directors believes are in the best interests of VMware.
•Dell is highly leveraged and commits a substantial portion of its cash flows to servicing its indebtedness. Dell’s significant debt could create the perception that Dell may exercise its control over us to limit our growth in favor of its other businesses or cause us to transfer cash to Dell and incur additional indebtedness. In addition, if Dell defaults, or appears in danger of defaulting, on its indebtedness, uncertainty as to the impact of such a default on VMware could disrupt our business.
•Investor perceptions of Dell’s performance, future plans and prospects could contribute to volatility in the price of our Class A common stock.
•Some of our products compete directly with products sold or distributed by Dell, which could result in reduced sales.
Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.
As of January 29, 2021, Dell controlled 80.6% of the total outstanding shares of common stock, including all of our outstanding Class B common stock, representing 97.4% of the voting power of our total outstanding common stock. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of January 29, 2021, Dell controlled 80.6% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Pursuant to a letter agreement entered into by VMware and Dell on July 1, 2018, until the ten-year anniversary of the agreement, Dell may not purchase or otherwise acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such transaction has been approved in advance by a special committee of the VMware Board of Directors comprised solely of independent and disinterested directors or such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
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
We have been included in the EMC consolidated group for U.S. federal income tax purposes since our acquisition by EMC in 2004 and will continue to be included in Dell’s consolidated group for periods in which Dell or its successor-in-interest beneficially owns at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in the Dell consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell and its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.
During the fourth quarter of fiscal 2020, we completed the acquisition of Pivotal. Pivotal will continue to file its separate tax return for U.S. federal income tax purposes as it left the Dell consolidated tax group at the time of Pivotal’s initial public offering (“IPO”) in April 2018. Pivotal continues to be included on Dell’s unitary state tax returns. Pursuant to a tax sharing agreement, Pivotal may receive or owe payments from or to Dell for tax benefits or expenses that Dell realized due to Pivotal’s inclusion on such returns.
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
The Chairman of our Board of Directors, Michael Dell, is also Chairman and CEO of Dell and is a significant stockholder of Dell, and one of our directors, Egon Durbin, is member of the Dell board of directors and managing partner of Silver Lake Partners, which is a significant stockholder of Dell. Another of our directors also holds shares of Dell common stock. Dell, through its controlling voting interest in our outstanding common stock, is entitled to elect 8 of our 10 directors and possesses sufficient voting control to elect the remaining directors. Ownership of Dell common stock by our directors and the presence of executive officers or directors of Dell on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Dell that could have different implications for Dell than they do for us. Our Board has approved resolutions that address corporate opportunities that are presented to our directors that are also directors or officers of Dell. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are directors of both us and Dell and we may be precluded from pursuing certain growth initiatives.

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
Dell owns more than 50% of the total voting power of our common stock and, as a result, we are a “controlled company” under the NYSE corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:
•that a majority of our board of directors consists of independent directors;
•that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•for an annual performance evaluation of the nominating and governance committee and compensation committee.
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
The financial information covering the periods included in this Annual Report on Form 10-K does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our consolidated statements of income. Additionally, we engage with Dell in related party transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another, and agreements for Dell to resell and distribute our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the year ended January 29, 2021, we recognized revenue of $4.1 billion, and as of January 29, 2021, $5.0 billion of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note D to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Dell, which beneficially owned 80.6% of our outstanding stock as of January 29, 2021, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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
As our controlling stockholder, Dell has the ability to prevent a change in control of VMware. Provisions in our certificate of incorporation and bylaws may also have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•the division of our board of directors into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at any annual meeting;
•the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;
•following a 355 Distribution of Class B common stock by Dell to its stockholders, the restriction that a beneficial owner of 10% or more of our Class B common stock may not vote in any election of directors unless such person or group also owns at least an equivalent percentage of Class A common stock or obtains approval of our board of directors prior to acquiring beneficial ownership of at least 5% of Class B common stock;
•the prohibition of cumulative voting in the election of directors or any other matters, which would otherwise allow less than a majority of stockholders to elect director candidates;
•the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;
•the ability of the board of directors to issue, without stockholder approval, up to 100,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and
•in the event that Dell or its successor-in-interest no longer owns shares of our common stock representing at least a majority of the votes entitled to be cast in the election of directors, stockholders may not act by written consent and may not call special meetings of the stockholders.
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
General Risks
We are exposed to foreign exchange risks.
We conduct a meaningful portion of our business in currencies other than the U.S. dollar, but report our operating results in U.S. dollars. Accordingly, our operating results are subject to fluctuations in currency exchange rates. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions into which we enter, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, among other factors. Although we hedge a portion of our foreign currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies have adversely affected, and may adversely affect in the future, our operating results. For example, the economic uncertainty introduced by Brexit resulted in significant volatility in the value of the British pound and other currencies, and the COVID-19 pandemic may make it more difficult for us to accurately forecast future transactions in foreign currencies and cause us to have to modify hedging positions, thereby adversely impacting the efficacy of our foreign currency hedging strategy and our operating results. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impacts on our revenue.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of January 29, 2021, goodwill and amortizable intangible assets were $9.6 billion and $993 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
Natural disasters, catastrophic events or geo-political conditions could disrupt our business.
A significant natural disaster, such as an earthquake, fire, flood or other act of God, catastrophic event or pandemic, abrupt political change, terrorist activity and armed conflict, and any similar disruption, as well as any derivative disruption, such as those to services provided through localized physical infrastructure, including utility or telecommunication outages, or any to the continuity of our, our partners’ and our customers’ workforce, could have a material adverse impact on our business and operating results. Our worldwide operations are dependent on our network infrastructure, internal technology systems and website, as well as our intellectual property and personnel, significant portions of which, including our corporate headquarters, are located in California, a region known for seismic activity, fires and floods. Disruption to these dependencies may negatively impact our ability to respond to customer requests, process orders, provide services and maintain local and global business continuity. Delays or cancellations of customer orders or the deployment or availability of our products and services, for example, could materially impact our revenue. Furthermore, some of our newer product initiatives, offerings and business functions are hosted or carried out by third parties that may be vulnerable to these same types of disruptions, the response to or resolution of which may be beyond our control. Additionally, any such disruption could cause us to incur significant costs to repair damages to our facilities, equipment, infrastructure and business relationships.
Climate change may have a long-term negative impact on our business.
Risks related to rapid climate change may have an increasingly adverse impact on our business and those of our customers, partners and vendors in the longer term. While we seek to mitigate the business risks associated with climate change for our operations, there are inherent climate-related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change and the impacts of extreme weather events, which have caused regional short-term systemic failures in the U.S. and elsewhere. For example, our California headquarters are projected to be vulnerable to future water scarcity due to climate change. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential to impact employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events, their impact on critical infrastructure in the U.S. and internationally and their potential to increase political instability in regions where we, our customers, partners and our vendors do business, have the potential to disrupt our business, our third-party suppliers, or the business of our customers and partners, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
As of January 29, 2021, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.		Principal Use(s)
Palo Alto, CA	owned:	1,604,769	(1)	Executive and administrative offices, sales and marketing, and R&D
North and Latin American region	leased:	1,926,745		Administrative offices, sales and marketing, R&D and data center
Asia Pacific region	leased:	1,960,960		Administrative offices, sales and marketing, R&D and data center
Europe, Middle East and Africa region	leased:	749,958		Administrative offices, sales and marketing, R&D and data center
(1) Represents all of the right, title and interest purchased in ground leases, which expire in fiscal 2047, covering the property and improvements located at VMware’s Palo Alto, California campus.
We believe that our current facilities will support our employee headcount through fiscal 2022 while working in a distributed manner that empowers our people to work from any location, consistent with business requirements. We review our real estate on an ongoing basis to support our growing employee base and operational excellence.
ITEM 3.LEGAL PROCEEDINGS
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
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock, par value $0.01 per share, trades on the New York Stock Exchange under the symbol VMW.
Holders
As of March 16, 2021, we had 26 holders of record of our Class A common stock and three holders of record of our Class B common stock, EMC Corporation (“EMC”), VMW Holdco LLC and EMC Equity Assets LLC, each of which is an indirect wholly owned subsidiary of Dell Technologies Inc. (“Dell”).
Dividends
Subsequent to our initial public offering in August 2007, we have not declared or paid regular cash dividends on our common stock. On July 1, 2018, we declared a conditional special dividend of $11.0 billion, which was paid on December 28, 2018, with a per share dividend amount of $26.81.
On July 15, 2020, Dell Technologies Inc. (“Dell”) announced that it is exploring potential alternatives with respect to its ownership interest in VMware, Inc. (“VMware”), including a potential spin-off of its ownership interest to Dell stockholders that is intended to qualify as generally tax-free for U.S. federal income tax purposes to Dell and its stockholders (a “Spin-off”). VMware has formed a special committee of the board of directors (the “Special Committee”) to evaluate and engage in discussions and negotiations with Dell with respect to any proposal that may be made by Dell with respect to a Spin-off. As part of the discussions, VMware expects that it may negotiate with Dell the payment of a special cash dividend by VMware, which would be paid on a pro rata basis to all of VMware’s stockholders. Holders of our Class A common stock and our Class B common stock will share equally on a per share basis in any dividend declared on our common stock by our board of directors.
Recent Sales of Unregistered Securities
    None.
Issuer Purchases of Equity Securities
Issuer purchases of Class A common stock during the three months ended January 29, 2021 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
October 31 – November 27, 2020	850,000	$141.83	850,000	$1,313,867,804
November 28 – December 25, 2020	750,000	141.78	750,000	1,207,530,664
December 26, 2020 – January 29, 2021	1,114,591	136.65	1,114,591	1,055,223,853
	2,714,591	$139.69	2,714,591	1,055,223,853
(1)The average price paid per share excludes commissions.
(2) Represents the cumulative amount remaining for stock repurchases under the May 2019 and July 2020 authorizations, which expire at the end of fiscal 2022. Amounts remaining exclude commissions. Refer to Note Q to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on December 31, 2015 through January 29, 2021, assuming an initial investment of $100. The stockholder return assumes reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$500
$400
$300
$200
$100
$0
12/31/15
12/31/16
2/3/17
2/2/18
2/1/19
1/31/20
1/29/21
VMware, Inc.
S&P 500 Index
S&P 500 Systems Software Index

	Base Period 12/31/2015	12/31/2016	2/3/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021
VMware, Inc.	$100.00	$139.17	$157.24	$216.93	$320.27	$315.06	$293.34
S&P 500 Index	100.00	111.96	115.06	141.10	141.02	171.42	200.99
S&P 500 Systems Software Index	100.00	113.24	117.29	166.27	186.46	295.27	404.80
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
ITEM 6.SELECTED FINANCIAL DATA
Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.
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
Additionally, effective with the fourth quarter of fiscal 2020, VMware is presenting new revenue and cost of revenue line items entitled, “subscription and SaaS revenue” and “cost of subscription and SaaS revenue.” Previously, subscription and software-as-a-service (“SaaS”) revenue was referred to as “hybrid cloud subscription and SaaS revenue” and was allocated between license revenue and services revenue on the consolidated statements of income. In light of our recent acquisitions, management decided to separately present revenue recognized from subscription and SaaS offerings as management believes it provides a more meaningful representation of the nature of its revenue. Revenue and its related costs from prior periods were reclassified to conform to the current presentation.
Period-over-period changes are calculated based upon the respective underlying, non-rounded data. We refer to our fiscal years ended January 29, 2021, January 31, 2020 and February 1, 2019 as “fiscal 2021,” “fiscal 2020,” and “fiscal 2019,” respectively. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
Discussion regarding our financial condition and results of operations for fiscal 2020 as compared to fiscal 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 26, 2020.
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
Our portfolio supports and addresses the key priorities of our customers including accelerating their cloud journey, migrating and modernizing their applications, empowering digital workspaces, transforming networking and embracing intrinsic security. We enable customers to digitally transform their operations as they ready their applications, infrastructure and employees for constantly evolving business needs.
We sell our solutions using enterprise agreements (“EAs”) or as part of our non-EA, or transactional, business. EAs are comprehensive offerings that may include license and subscription and SaaS, offered both directly by us and through certain channel partners that also provide for multi-year maintenance and support. We continue to experience strong renewals resulting in additional license sales of both our existing and newer products and solutions.
Our vSphere and vRealize Cloud Management products form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During fiscal 2021, we saw a decline in our on-premises license sales, which were negatively impacted by the COVID-19 pandemic.
During fiscal 2021, revenue growth in our subscription and SaaS offerings was primarily driven by our VMware Cloud Provider Program (“VCPP”), VMware Workspace ONE (“Workspace ONE”), VMware Tanzu, VMware Cloud on AWS and VMware Carbon Black Cloud. We expect revenue growth derived from our subscription and SaaS offerings to continue. In addition, we expect operating margin to be negatively impacted in fiscal 2022 as a result of our incremental investment in our subscription and SaaS portfolio.
During fiscal 2021, we saw an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold with perpetual licenses. As this trend continues, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As a result, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, may be less relevant and we believe that the overall growth rate of our combined license and subscription and SaaS revenue, as well as the growth in remaining performance obligations, will become better indicators of our future growth prospects.
Dell Go-to-Market Initiatives
We continue joint marketing, sales, branding and product development efforts with Dell and other Dell companies to enhance the collective value we deliver to our mutual customers. During fiscal 2021, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 35% of our consolidated revenue. These purchases included Dell as an original equipment manufacturer (“OEM”), which accounted for 12% of our revenue from Dell, or 4% of our consolidated revenue, during fiscal 2021. The remaining revenue from Dell consisted of Dell acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services (“DFS”) also provided financing to our end users at our end users’ discretion.
COVID-19 Impact
The worldwide spread of COVID-19 has resulted in, and may continue to cause, a global slowdown of economic activity while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future course of the pandemic, any resulting economic impact and the degree and rate of economic recovery remain highly uncertain and continue to rapidly evolve. Although the pandemic has not had the level of financial impact on our business in fiscal 2021 we initially expected, we did experience negative impacts on our sales and certain of our financial results and there continues to be uncertainty regarding the economic effects of the COVID-19 pandemic and the extent to which it will have a negative impact on our sales and our financial results into fiscal 2022. For example, license revenue decreased during fiscal 2021 due in part to the effects of COVID-19 as a number of our customers’ business plans were impacted by the pandemic. We also expect our operating margin to benefit into fiscal 2022 from some of the short-term COVID-19 impacts on our operating expenses, including travel-, employee- and facilities-related costs.
We continue to closely monitor the impact of the pandemic on all aspects of our business.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 29,	January 31,	February 1,	2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenue:
License	$3,033	$3,181	$3,042	$(149)	(5)%	$139	5%
Subscription and SaaS	2,587	1,877	1,303	711	38	574	44
Total license and subscription and SaaS	5,620	5,058	4,345	562	11	713	16
Services:
Software maintenance	5,105	4,754	4,351	351	7	403	9
Professional services	1,042	999	917	43	4	82	9
Total services	6,147	5,753	5,268	394	7	485	9
Total revenue	$11,767	$10,811	$9,613	$956	9	$1,198	12

Revenue:
United States	$5,878	$5,405	$4,696	$473	9%	$709	15%
International	5,889	5,406	4,917	483	9	489	10
Total revenue	$11,767	$10,811	$9,613	$956	9	$1,198	12

Revenue from our subscription offerings consisted primarily of our VCPP cloud-based offerings that are billed to customers on a consumption basis and revenue from VMware Tanzu and other offerings that are billed on a subscription basis. Revenue from our SaaS offerings consisted primarily of our Unified Endpoint Management mobile solution within Workspace ONE, VMware Cloud on AWS, CloudHealth by VMware and VMware SD-WAN by VeloCloud offerings, and newer SaaS offerings, such as VMware Carbon Black Cloud.
License revenue relating to the sale of on-premises licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
License Revenue
License revenue decreased during fiscal 2021 compared to fiscal 2020, as a result of the economic impact of the COVID-19 pandemic on license sales, and due to a shift in demand from our on-premises solutions sold with perpetual licenses to cloud-based solutions. Additionally, as customers adopt our cloud-based offerings, license revenue may be lower and subject to greater fluctuation in the future, driven by a higher percentage of cloud-based offerings being sold as well as the variability of large deals between fiscal quarters, which deals historically have had a large license revenue impact.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during fiscal 2021 compared to fiscal 2020. Revenue growth from our VCPP, Workspace ONE, VMware Tanzu, VMware Cloud on AWS and VMware Carbon Black Cloud offerings continued to contribute to subscription and SaaS revenue growth during fiscal 2021 compared to fiscal 2020.
Services Revenue
During fiscal 2021 and fiscal 2020, software maintenance revenue continued to benefit from maintenance contracts sold in previous periods. In each period presented, customers purchased, on a weighted-average basis, approximately three years of support and maintenance with each new license purchased.
Professional services revenue increased during fiscal 2021 compared to fiscal 2020. Services we provide through our technical account managers and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. We continue to also focus on enabling our partners to deliver professional services for our solutions, and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	January 29,	January 31,
	2021	2020
Unearned license revenue	$15	$19
Unearned subscription and SaaS revenue	1,998	1,534
Unearned software maintenance revenue	7,092	6,700
Unearned professional services revenue	1,209	1,015
Total unearned revenue	$10,314	$9,268
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of January 29, 2021 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2021, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS, and services. As of January 29, 2021, our total backlog was $93 million, and our backlog related to licenses was $23 million. For our backlog related to licenses, we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $18 million as of January 29, 2021 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs.
As of January 31, 2020, our total backlog was $18 million, and our backlog related to licenses was $5 million. The amount excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs was not material as of January 31, 2020.
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
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in salaries and headcount, both organic and through acquisitions, across most of our income statement expense categories, offset in part by decreased travel-related costs resulting from travel restrictions imposed in response to the COVID-19 pandemic for fiscal 2021.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 29,	January 31,	February 1,	2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Cost of license revenue	$162	$165	$149	$(3)	(2)%	$16	11%
Stock-based compensation	1	1	1	—	2	—	45
Total expenses	$163	$166	$150	$(3)	(2)	$16	11
% of License revenue	5%	5%	5%
Cost of license revenue remained relatively consistent in fiscal 2021 compared to fiscal 2020.
Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.

Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 29,	January 31,	February 1,	2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Cost of subscription and SaaS revenue	$569	$387	$273	$182	47%	$114	42%
Stock-based compensation	19	13	7	6	45	6	83
Total expenses	$588	$400	$280	$188	47	$120	43
% of Subscription and SaaS revenue	23%	21%	21%
Cost of subscription and SaaS revenue increased in fiscal 2021 compared to fiscal 2020. The increase was primarily due to increased amortization of intangible assets of $83 million and growth in costs associated with hosted services to support our SaaS offerings of $64 million. The increase was also driven by increased equipment and depreciation of $31 million, as well as growth in cash-based employee-related cost of $16 million, which was driven by incremental growth in headcount and salaries, both organic and through acquisitions.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 29,	January 31,	February 1,	2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Cost of services revenue	$1,193	$1,150	$1,064	$42	4%	$86	8%
Stock-based compensation	99	83	58	16	20	25	42
Total expenses	$1,292	$1,233	$1,122	$59	5	$111	10
% of Services revenue	21%	21%	21%
Cost of services revenue increased in fiscal 2021 compared to fiscal 2020. The increase was primarily due to growth in cash-based employee-related expenses of $112 million, primarily driven by incremental growth in headcount and salaries, both organic and through acquisitions. The increase was also driven by increased stock-based compensation of $16 million, primarily driven by increased restricted stock unit awards granted to our employees. These increases were partially offset by decreased travel-related costs of $49 million, resulting from travel restrictions imposed in response to the COVID-19 pandemic, as well as decreased facilities-related costs of $15 million.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.

Research and development expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 29,	January 31,	February 1,	2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Research and development	$2,292	$2,063	$1,782	$228	11%	$281	16%
Stock-based compensation	524	459	391	65	14	68	17
Total expenses	$2,816	$2,522	$2,173	$294	12	$349	16
% of Total revenue	24%	23%	23%
Research and development expenses increased in fiscal 2021 compared to fiscal 2020. The increase was primarily due to growth in cash-based employee-related expenses of $237 million, primarily driven by incremental growth in headcount and salaries, both organic and through acquisitions, as well as increased stock-based compensation of $65 million, primarily driven by increased restricted stock unit awards granted to our employees. The increase was also driven by increased equipment and depreciation of $51 million. These increases were partially offset by decreased travel-related costs of $34 million resulting from travel restrictions imposed in response to the COVID-19 pandemic, as well as a decrease in capitalized internal-use software development costs of $21 million and facilities-related costs of $13 million.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 29,	January 31,	February 1,	2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Sales and marketing	$3,389	$3,384	$3,004	$7	—%	$377	13%
Stock-based compensation	322	293	226	28	9	69	30
Total expenses	$3,711	$3,677	$3,230	$34	1	$446	14
% of Total revenue	32%	34%	34%
Sales and marketing expenses increased in fiscal 2021 compared to fiscal 2020. The increase was primarily due to growth in cash-based employee-related expenses of $154 million, primarily driven by incremental growth in headcount and salaries, both organic and through acquisitions, as well as increased stock-based compensation of $28 million, primarily driven by increased restricted stock unit awards granted to our employees. The increase was also driven by increased equipment and depreciation of $17 million. These increases were partially offset by decreased travel-related costs of $169 million resulting from travel restrictions imposed in response to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.

General and administrative expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 29,	January 31,	February 1,	2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
General and administrative	$610	$1,125	$729	$(515)	(46)%	$396	54%
Stock-based compensation	157	168	117	(11)	(6)	51	43
Total expenses	$767	$1,293	$846	$(526)	(41)	$447	53
% of Total revenue	7%	12%	9%
General and administrative expenses decreased in fiscal 2021 compared to fiscal 2020. The decrease was primarily driven by a decrease in litigation expenses of $474 million due to the derecognition of accrued litigation loss of $237 million recognized in fiscal 2020 in connection with certain patent litigation, as well as decreased acquisition-related costs of $41 million. The decrease was also driven by decreased travel-related costs of $23 million resulting from travel restrictions imposed in response to the COVID-19 pandemic, as well as decreased equipment and depreciation of $17 million, stock based compensation of $11 million primarily due to departure of certain executives, and third-party professional services costs of $10 million. These decreases were partially offset by growth in cash-based employee-related expenses of $47 million, primarily driven by incremental growth in headcount and salaries, both organic and through acquisitions, as well as an increase in facilities-related cost of $31 million.
Refer to Note E to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of certain claims and litigation.
Realignment
Realignment expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 29,	January 31,	February 1,	2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Realignment	$42	$79	$9	$(36)	(46)%	$70	777%
% of Total revenue	—%	1%	—%
During the third quarter of fiscal 2021, we approved a plan to streamline our operations and better align resources with our business priorities. As a result of this action, approximately 280 positions were eliminated in fiscal 2021. We recognized $42 million of severance-related realignment expenses in fiscal 2021 on the consolidated statements of income. Actions associated with this plan were substantially complete by the end of fiscal 2021.
Actions associated with a plan initiated in the fourth quarter of fiscal 2020 were completed during fiscal 2021.
Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 29,	January 31,	February 1,	2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Interest expense	$204	$149	$134	$56	38%	$15	11%
% of Total revenue	2%	1%	1%
Interest expense increased in fiscal 2021 compared to fiscal 2020. The increase was primarily driven by the three series of unsecured senior notes issued during the first quarter of fiscal 2021 in the aggregate amount of $2.0 billion, and the senior unsecured term loan facility entered into during the third quarter of fiscal 2020 (the “Term Loan”) and repaid during the third quarter of fiscal 2021.

Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 29,	January 31,	February 1,	2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Other income (expense), net	$191	$86	$(1)	$107	126%	$87	(8,700)%
% of Total revenue	2%	1%	—%
The change in other income (expense), net in fiscal 2021 compared to fiscal 2020 was primarily driven by a net unrealized gain of $163 million recognized on one of our investments in equity securities, which completed its initial public offering during the third quarter of fiscal 2021, compared to an unrealized gain of $21 million recognized in fiscal 2020. Additionally, unrealized losses on our investments in privately held companies were $14 million in fiscal 2021, compared to unrealized gains of $16 million in fiscal 2020.
The fair value of the publicly traded investment is determined primarily using the quoted market price of its common stock. As a result, any volatility in its publicly traded common stock introduces a degree of variability to our consolidated statements of income.
Income Tax Provision (Benefit)
The following table summarizes our income tax provision (benefit) during the periods presented (dollars in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Income tax provision (benefit)	$324	$(4,918)	$239
Effective income tax rate	13.6%	N/M	13.1%
N/M - Effective tax rate is not considered meaningful.
The change in our effective income tax rate in fiscal 2021 compared to fiscal 2020 was primarily driven by a decrease in discrete tax benefits related to intra-group transfers of certain of our intellectual property rights. During fiscal 2020, a discrete tax benefit of $4.9 billion was recognized with a deferred tax asset due to an intra-group transfer of certain of our intellectual property rights to our Irish subsidiary. During fiscal 2021, a discrete tax benefit of $59 million was recognized with a deferred tax asset due to an intra-group transfer of Pivotal’s intellectual property rights to our Irish subsidiary. The change was also driven by a decrease in excess tax benefits recognized, which were $41 million in fiscal 2021 compared to $182 million in fiscal 2020.
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
Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiary organized in Ireland, where the rate of taxation is lower than our U.S. tax rate, and as such, our annual effective tax rate can be significantly affected by the composition of our earnings in the U.S. and non-U.S. jurisdictions. Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business or statutory rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation and the recognition of excess tax benefits or tax deficiencies within the income tax provision or benefit in the period in which they occur, the impact of accounting for business combinations, our acquisition of Pivotal, which was accounted for as a common control transaction, shifts in the amount of earnings in the U.S. compared with other regions in the world and overall levels of income before tax, changes in our international organization, as well as the expiration of statute of limitations and settlements of audits.
Our Relationship with Dell
The information provided below includes a summary of transactions with Dell and Dell’s consolidated subsidiaries (collectively, “Dell”).
Transactions with Dell
We engaged with Dell in the following ongoing related party transactions, which resulted in revenue and receipts, and unearned revenue for us:
•Pursuant to OEM and reseller arrangements, Dell integrates or bundles our products and services with Dell’s products and sells them to end users. Dell also acts as a distributor, purchasing our standalone products and services for resale to end-user customers through VMware-authorized resellers. Revenue under these arrangements is presented net of related marketing development funds and rebates paid to Dell. In addition, we provide professional services to end users based upon contractual agreements with Dell.
•Dell purchases products and services from us for its internal use.
•From time to time, we and Dell enter into agreements to collaborate on technology projects, and Dell pays us for services or reimburses us for costs incurred by us, in connection with such projects.
During the years ended January 29, 2021, January 31, 2020 and February 1, 2019, revenue from Dell accounted for 35%, 31% and 25% of our consolidated revenue, respectively. During the years ended January 29, 2021, January 31, 2020 and February 1, 2019, revenue recognized on transactions where Dell acted as an OEM accounted for 12%, 12% and 13% of revenue from Dell, respectively, or 4%, 4% and 3% of our consolidated revenue, respectively.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts			Unearned Revenue
	For the Year Ended			As of
	January 29,	January 31,	February 1,	January 29,	January 31,
	2021	2020	2019	2021	2020
Reseller revenue	$4,053	$3,288	$2,355	$4,952	$3,787
Internal-use revenue	63	82	41	45	57
Collaborative technology project receipts	13	10	4	n/a	n/a
Sales through Dell as a distributor, which is included in reseller revenue, continues to grow rapidly.
Customer deposits resulting from transactions with Dell were $214 million and $194 million as of January 29, 2021 and January 31, 2020, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:
•We purchase and lease products and purchase services from Dell.
•From time to time, we and Dell enter into agreements to collaborate on technology projects, and we pay Dell for services provided to us by Dell related to such projects.
•In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and support from Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third party. These costs are included as expenses on our consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on our behalf in the U.S. that are recorded as expenses on our consolidated statements of income.
•In certain geographic regions, Dell files a consolidated indirect tax return, which includes value added taxes and other indirect taxes collected by us from our customers. We remit the indirect taxes to Dell, and Dell remits the tax payment to the foreign governments on our behalf.
•From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
•From time to time, we enter into agency arrangements with Dell that enable us to sell our subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Purchases and leases of products and purchases of services(1)	$206	$242	$200
Dell subsidiary support and administrative costs	74	119	145
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
During the fourth quarter of fiscal 2020, we entered into an arrangement with Dell to transfer approximately 250 professional services employees from Dell to us. These employees are experienced in providing professional services that deliver our technology and this transfer centralizes these resources within our Company in order to serve our customers more efficiently and effectively. The transfer was substantially completed during the fourth quarter of fiscal 2020 and did not have a material impact to the consolidated financial statements. We also expect that Dell will continue to resell our consulting solutions.
During the third quarter of fiscal 2019, we acquired technology and employees related to the Dell EMC Service Assurance Suite, which provides root cause analysis management software for communications service providers, from Dell. The purchase of the Dell EMC Service Assurance Suite was accounted for as a transaction by entities under common control. The amount of the purchase price in excess of the historical cost of the acquired assets was recognized as a reduction to retained earnings on the consolidated balance sheets. Transition services provided by Dell over a period of 18 months, starting from the date of the acquisition, were not significant.
Dell Financial Services
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $60 million, $66 million and $40 million during the years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	January 29,	January 31,
	2021	2020
Due from related parties, current	$1,558	$1,618
Due to related parties, current(1)	120	161
Due from related parties, net, current	$1,438	$1,457
(1) Includes an immaterial amount related to our current operating lease liabilities due to related parties.

We also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the consolidated balance sheets as of January 29, 2021 and January 31, 2020.
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
Notes Payable to Dell
As of January 29, 2021 and January 31, 2020, we had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During each of the years ended January 29, 2021, January 31, 2020 and February 1, 2019, interest expense on the notes payable to Dell was not significant.
Other Related Party Transactions
Prior to the acquisition of Pivotal, certain members of Pivotal’s board of directors were executives of Ford Motor Company (“Ford”) and General Electric Company (“GE”), and these companies were customers of Pivotal. Revenue recognized from sales to Ford while it was a related party was not significant during the year ended January 31, 2020 and was $12 million during the year ended February 1, 2019. During the year ended February 1, 2019, revenue recognized from sales to GE while it was a related party was not significant. Subsequent to fiscal 2019, GE was no longer a related party. Subsequent to our acquisition of Pivotal, Ford was no longer a related party.
Liquidity and Capital Resources
As of the periods presented, we held cash and cash equivalents as follows (table in millions):

	January 29,	January 31,
	2021	2020
Cash and cash equivalents	$4,692	$2,915
Short-term investments	23	—
Total cash, cash equivalents and short-term investments	$4,715	$2,915
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
On July 15, 2020, Dell announced that it is exploring potential alternatives with respect to its ownership interest in VMware, including a potential Spin-Off. VMware has formed a Special Committee to evaluate and engage in discussions and negotiations with Dell with respect to any proposal that may be made by Dell with respect to a Spin-off. As part of the discussions, VMware expects that it may negotiate with Dell the payment of a special cash dividend by VMware, which would be paid on a pro rata basis to all VMware stockholders that VMware might fund, in part, through the incurrence of additional indebtedness.
The 2017 Tax Act imposed a Transition Tax and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our unpaid liabilities related to the Transition Tax as of January 29, 2021 was $564 million, which we expect to pay over the next five years pursuant to a letter agreement between Dell, EMC and VMware executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.
Our cash flows summarized for the periods presented were as follows (table in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$4,409	$3,872	$3,657
Investing activities	(713)	(2,728)	4,442
Financing activities	(1,957)	(1,707)	(10,580)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(2)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,739	$(565)	$(2,480)
Operating Activities
Cash provided by operating activities increased by $537 million during fiscal 2021 compared to fiscal 2020, primarily driven by an increase in cash collections due to increased sales, as well as lower payments associated with lower travel spending due to the COVID-19 pandemic. These activities were partially offset by an increase in cash payments for employee-related expenses, including salaries and commissions, resulting primarily from growth in headcount, as well as increased tax payments during fiscal 2021.
Investing Activities
Cash used in investing activities decreased by $2.0 billion during fiscal 2021 compared to fiscal 2020, primarily driven by a decrease in cash used in business combinations.
Financing Activities
Cash used in financing activities increased by $250 million during fiscal 2021 compared to fiscal 2020. The increase was driven primarily by the repayment of the $1.5 billion Term Loan during fiscal 2021, as well as the redemption of the $1.3 billion unsecured senior note due August 21, 2020. These activities were partially offset by the net cash proceeds received from the issuance of long-term debt of $2.0 billion during fiscal 2021, as well as the cash payment for the acquisition of Pivotal during fiscal 2020 and a decrease of $389 million in repurchases of shares of our Class A common stock during fiscal 2021.
Unsecured Senior Notes
The following table summarizes the principal on our two series of unsecured senior notes issued August 21, 2017 and our three series of unsecured senior notes issued April 7, 2020 (collectively, the “Senior Notes”) as of January 29, 2021 (amounts in millions):

Senior Notes issued August 21, 2017:
2.95% Senior Note Due August 21, 2022	$1,500
3.90% Senior Note Due August 21, 2027	1,250
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750
4.65% Senior Note Due May 15, 2027	500
4.70% Senior Note Due May 15, 2030	750
Total principal amount	$4,750

Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. During the years ended January 29, 2021, January 31, 2020 and February 1, 2019, $114 million, $122 million and $122 million, respectively, was paid for interest related to the Senior Notes.
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
Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides us with a borrowing capacity of up to $1.0 billion, for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of January 29, 2021 and January 31, 2020, there was no outstanding borrowing under the revolving credit facility.
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
We have agreed to indemnify our directors and executive officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer. Our by-laws and charter also provide for indemnification of our directors and officers to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. We also indemnify certain employees who provide service with respect to employee benefits plans, including, for example, the members of the Administrative Committee of the VMware 401(k) Plan, and employees who serve as directors or officers of our subsidiaries.
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
We are unable to determine the maximum potential amount under these indemnification agreements due to our limited history with prior indemnification claims and the unique facts and circumstances involved in each situation. Historically, costs related to these indemnification provisions have not been significant.
Contractual Obligations
We have various contractual obligations impacting our liquidity. The following represents our contractual obligations as of January 29, 2021 (table in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Notes(1)	$5,818	$186	$1,826	$1,015	$2,791
Note payable to Dell(2)	279	5	274	—	—
Future Lease Commitments(3)	1,347	147	315	207	678
Purchase obligations	1,017	391	625	1	—
Tax obligations(4)	564	59	171	334	—
Asset Retirement Obligations	23	3	3	12	5
Sub-Total	9,048	791	3,214	1,569	3,474
Uncertain tax positions(5)	508
Total	$9,556
(1)Consists of principal and interest payments on the Senior Notes. Refer to “Liquidity and Capital Resources” for a discussion of the public debt offering we issued on August 21, 2017 and April 7, 2020 in the aggregate principal amount of $4.8 billion as of January 29, 2021.
(2)Consists of principal and interest payments on the outstanding note payable to Dell. Refer to “Liquidity and Capital Resources” for a discussion of the $270 million note payable we entered into with Dell per the note exchange agreement from January 21, 2014.
(3)Consists of both operating and finance leases. Our operating leases are primarily for facility space and land. Amounts in the table above exclude legally binding minimum lease payments for leases signed but not yet commenced of $72 million, as well as expected sublease income.
(4)Consists of future cash payments related to the Transition Tax.
(5)As of January 29, 2021, we had $508 million of gross uncertain tax benefits, excluding interest and penalties. The timing of future payments relating to these obligations is highly uncertain. Based on the timing and outcome of examinations of our subsidiaries, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that within the next 12 months total unrecognized tax benefits could be potentially reduced by approximately $14 million.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth below involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Refer to Note A to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information on significant accounting policies and estimates used in the preparation of the consolidated financial statements.
As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent our actual results differ materially from those estimates and assumptions, our future financial statements could be affected.
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
Revenue is recognized upon transfer of control of licenses, subscription or services to our customer in an amount that reflects the consideration we expect to receive in exchange for those licenses, subscriptions or services. Control of a promised license, subscription or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. Licenses that represent distinct performance obligations are recognized at a point in time when the software license keys have been made available to the customer. Licenses sold as part of our subscriptions that do not represent distinct performance obligations are recognized over time along with the associated services that form a combined performance obligation with the software. Management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and accounting for all terms and conditions in certain contracts.
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
The allocation of the purchase price requires us to make significant estimates and assumptions to determine the fair value of assets acquired and liabilities assumed and the related useful lives of the acquired assets, when applicable, as of the acquisition date. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:
•future expected cash flows from sales, maintenance agreements and acquired developed technologies;
•the acquired company’s trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in the combined company’s product portfolio; and
•discount rates used to determine the present value of estimated future cash flows.
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
Although approximately 70% of our sales are denominated in the U.S. dollar, we also invoice and collect in various foreign currencies, principally euro, the British pound, the Japanese yen, the Australian dollar and the Chinese renminbi.
The U.S. dollar is the functional currency for the majority of VMware’s foreign subsidiaries. At the time a non-U.S. dollar transaction is recorded, the value of the transaction is converted into U.S. dollars at the exchange rate in effect for the month in which each order is booked. As a result, the amount of revenue derived from these transactions will be impacted by foreign currency exchange fluctuations.
Additionally, a portion of our operating expenses, primarily the cost of personnel to deliver technical support on our products, SaaS offerings and professional services, sales and sales support and research and development, are denominated in foreign currencies, primarily those currencies in which we also invoice and collect. As exchange rates vary, operating results may differ materially from expectations.
To manage the risk associated with fluctuations in foreign currency exchange rates, we utilize derivative financial instruments, principally foreign currency forward contracts (“forward contracts”), as described below.
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, we enter into forward contracts annually, which have maturities of twelve months or less. As of January 29, 2021 and January 31, 2020, we had outstanding forward contracts with a total notional value of $486 million and $480 million, respectively. The fair value of these forward contracts was not significant as of January 29, 2021 and January 31, 2020.
Forward Contracts Not Designated as Hedges. We enter into forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions that are traded on a monthly basis and generally have a contractual term of one month. As of January 29, 2021 and January 31, 2020, we had outstanding forward contracts with a total notional value of $1.2 billion and $1.1 billion, respectively. The fair value of these forward contracts was not significant as of January 29, 2021 and January 31, 2020.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss of $173 million in the fair value of our forward contracts as of January 29, 2021. This sensitivity analysis is based on the notional value of our outstanding forward contracts as of January 29, 2021 and disregards any offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
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
Equity Price Risk
Strategic Investments
Our strategic investments include privately held companies that are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. We account for these investments at cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or a similar security of the same issuer. The evaluation is based on information provided by these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided. The carrying value of VMware’s strategic investments was $129 million and $134 million as of January 29, 2021 and January 31, 2020, respectively.
Marketable Equity Securities
Our equity investment in a publicly traded company is subject to market price risk. As of January 29, 2021, the fair value of our investment in equity securities, which begun publicly trading on September 16, 2020, was $162 million. Accordingly, a fluctuation in the price of the equity security could have an adverse impact on the fair value of our investment. A hypothetical adverse price change of 10% would have resulted in a potential decrease of $16 million in the fair value of our marketable equity security as of January 29, 2021. Refer to Notes I and K to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VMware, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of VMware, Inc. and its subsidiaries (the “Company”) as of January 29, 2021 and January 31, 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 29, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2021 and January 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Identifying and Evaluating Terms and Conditions in Contracts

As described in Note A to the consolidated financial statements, the Company derives revenue primarily from licensing software under perpetual licenses or consumption-based contracts and related software maintenance and support, software subscription (“subscription”), hosted services, training, and consulting services. Revenue is recognized upon transfer of control of licenses, subscriptions or services to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those licenses, services or subscriptions. Control of a promised license, subscription or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. The Company’s contracts with customers may include a combination of licenses, subscriptions and services that are accounted for as distinct performance obligations. Management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and accounting for all terms and conditions in certain contracts. For the year ended January 29, 2021, the Company’s revenue was $11.8 billion.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts is a critical audit matter are the significant judgment by management in identifying terms and conditions in certain contracts that impact revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence to determine whether contract terms and conditions, which may impact revenue recognition, were appropriately identified and evaluated by management.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 26, 2021

We have served as the Company’s auditor since 2007.

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Revenue(1):
License	$3,033	$3,181	$3,042
Subscription and SaaS	2,587	1,877	1,303
Services	6,147	5,753	5,268
Total revenue	11,767	10,811	9,613
Operating expenses(2):
Cost of license revenue	163	166	150
Cost of subscription and SaaS revenue	588	400	280
Cost of services revenue	1,292	1,233	1,122
Research and development	2,816	2,522	2,173
Sales and marketing	3,711	3,677	3,230
General and administrative	767	1,293	846
Realignment	42	79	9
Operating income	2,388	1,441	1,803
Investment income	7	60	161
Interest expense	(204)	(149)	(134)
Other income (expense), net	191	86	(1)
Income before income tax	2,382	1,438	1,829
Income tax provision (benefit)	324	(4,918)	239
Net income	2,058	6,356	1,590
Less: Net loss attributable to non-controlling interests	—	(56)	(60)
Net income attributable to VMware, Inc.	$2,058	$6,412	$1,650
Net income per weighted-average share attributable to VMware, Inc. common stockholders, basic for Classes A and B	$4.90	$15.37	$3.99
Net income per weighted-average share attributable to VMware, Inc. common stockholders, diluted for Classes A and B	$4.86	$15.08	$3.92
Weighted-average shares, basic for Classes A and B	419,841	417,058	413,769
Weighted-average shares, diluted for Classes A and B	423,240	425,235	421,131
__________
(1) Includes related party revenue as follows (refer to Note D):
License	$1,598	$1,569	$1,176
Subscription and SaaS	524	342	217
Services	1,994	1,459	1,003
(2) Includes stock-based compensation as follows:
Cost of license revenue	$1	$1	$1
Cost of subscription and SaaS revenue	19	13	7
Cost of services revenue	99	83	58
Research and development	524	459	391
Sales and marketing	322	293	226
General and administrative	157	168	117
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Net income	$2,058	$6,356	$1,590
Other comprehensive income (loss):
Changes in fair value of available-for-sale securities:
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $—, $— and $10	—	—	30
Net change in fair value of available-for-sale securities	—	—	30
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— for all periods	(1)	—	2
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $— for all periods	—	(2)	—
Net change in fair value of effective foreign currency forward contracts	(1)	(2)	2
Foreign currency translation adjustments	—	—	(26)
Total other comprehensive income (loss)	(1)	(2)	6
Comprehensive income, net of taxes	2,057	6,354	1,596
Less: Net loss attributable to the non-controlling interests	—	(56)	(60)
Less: Other comprehensive income (loss) attributable to non-controlling interests	—	—	4
Comprehensive income attributable to VMware, Inc.	$2,057	$6,410	$1,652
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)

	January 29,	January 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,692	$2,915
Short-term investments	23	—
Accounts receivable, net of allowance of $5 and $7	1,929	1,883
Due from related parties, net	1,438	1,457
Other current assets	530	436
Total current assets	8,612	6,691
Property and equipment, net	1,334	1,280
Other assets	2,697	2,266
Deferred tax assets	5,781	5,556
Intangible assets, net	993	1,172
Goodwill	9,599	9,329
Total assets	$29,016	$26,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131	$208
Accrued expenses and other	2,382	2,151
Current portion of long-term debt and other borrowings	—	2,747
Unearned revenue	5,873	5,218
Total current liabilities	8,386	10,324
Note payable to Dell	270	270
Long-term debt	4,717	2,731
Unearned revenue	4,441	4,050
Income tax payable	805	817
Operating lease liabilities	891	746
Other liabilities	455	347
Total liabilities	19,965	19,285
Contingencies (refer to Note E)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 112,082 and 110,484 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 307,222 shares	3	3
Additional paid-in capital	1,985	2,000
Accumulated other comprehensive loss	(5)	(4)
Retained earnings	7,067	5,009
Total stockholders’ equity	9,051	7,009
Total liabilities and stockholders’ equity	$29,016	$26,294
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Twelve Months Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Operating activities:
Net income	$2,058	$6,356	$1,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,025	873	727
Stock-based compensation	1,122	1,017	800
Deferred income taxes, net	(152)	(5,284)	(110)
Unrealized (gain) loss on equity securities, net	(172)	(31)	14
Loss on disposition	—	—	7
(Gain) loss on disposition of assets, revaluation and impairment, net	24	(4)	2
Loss on extinguishment of debt	8	—	—
Other	(1)	9	11
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(37)	(119)	(214)
Other current assets and other assets	(879)	(668)	(347)
Due to/from related parties, net	19	(374)	(480)
Accounts payable	(69)	35	105
Accrued expenses and other liabilities	518	417	290
Income taxes payable	(68)	(23)	(40)
Unearned revenue	1,013	1,668	1,302
Net cash provided by operating activities	4,409	3,872	3,657
Investing activities:
Additions to property and equipment	(329)	(279)	(254)
Purchases of available-for-sale securities	—	—	(780)
Sales of available-for-sale securities	26	—	3,999
Maturities of available-for-sale securities	—	—	2,393
Purchases of strategic investments	(29)	(30)	(8)
Proceeds from disposition of assets	28	22	41
Business combinations, net of cash acquired, and purchases of intangible assets	(409)	(2,437)	(938)
Net cash paid on disposition of a business	—	(4)	(11)
Net cash provided by (used in) investing activities	(713)	(2,728)	4,442
Financing activities:
Proceeds from the initial public offering of Pivotal, net of issuance costs paid	—	—	544
Proceeds from issuance of common stock	273	308	259
Net proceeds from issuance of long-term debt	1,979	—	—
Borrowings under term loan, net of issuance costs	—	3,393	—
Borrowings on credit facility, net of debt issuance costs	—	—	15
Repayment of term loan	(1,500)	(1,900)	—
Repayment of current portion of long-term debt	(1,257)	—	—
Repayments on credit facility	—	—	(35)
Repurchase of common stock	(945)	(1,334)	(42)
Shares repurchased for tax withholdings on vesting of restricted stock	(412)	(534)	(357)
Payment for Special Dividend	—	—	(11,000)
Payment to acquire non-controlling interests	(91)	(1,666)	—
Contribution from Dell	—	27	44
Payment for common control transaction with Dell	—	—	(8)
Principal payments on finance lease obligations	(4)	(1)	—
Net cash used in financing activities	(1,957)	(1,707)	(10,580)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	1,739	(565)	(2,480)
Cash, cash equivalents and restricted cash at beginning of the period	3,031	3,596	6,076
Cash, cash equivalents and restricted cash at end of the period	$4,770	$3,031	$3,596
Supplemental disclosures of cash flow information:
Issuance of VMware Class B common stock for Pivotal Class B common stock held by Dell	$—	$1,101	$—
Cash paid for interest	200	134	129
Cash paid for taxes, net	543	369	399
Non-cash items:
Changes in capital additions, accrued but not paid	$(10)	$18	$9
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	1	(13)	17
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, February 2, 2018	104	$1	300	$3	$3,171	$7,453	$11	$551	$11,190
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	(15)	(15)	—	(30)
Proceeds from issuance of common stock	3	—	—	—	188	—	—	—	188
Issuance of stock-based awards in acquisition	—	—	—	—	3	—	—	—	3
Repurchase and retirement of common stock	—	—	—	—	(42)	—	—	—	(42)
Issuance of restricted stock	7	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(373)	—	—	—	(373)
Stock-based compensation	—	—	—	—	731	—	—	69	800
Credit from tax sharing arrangement	—	—	—	—	2	—	—	—	2
Investment from Dell, net	—	—	—	—	(53)	—	—	1	(52)
Total other comprehensive income (loss)	—	—	—	—	—	—	2	4	6
Transactions with Pivotal’s non-controlling stockholders	—	—	—	—	154	—	—	461	615
Common control transaction with Dell	—	—	—	—	—	(6)	—	—	(6)
Special Dividend	—	—	—	—	(822)	(10,178)	—	—	(11,000)
Net income (loss)	—	—	—	—	—	1,650	—	(60)	1,590
Balance, February 1, 2019	111	1	300	3	2,959	(1,096)	(2)	1,026	2,891
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	3	—	—	3
Proceeds from issuance of common stock	2	—	—	—	203	—	—	—	203
Issuance of stock-based awards in acquisition	—	—	—	—	13	—	—	—	13
Repurchase and retirement of common stock	(8)	—	—	—	(1,024)	(310)	—	—	(1,334)
Issuance of restricted stock	8	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(521)	—	—	—	(521)
Stock-based compensation	—	—	—	—	921	—	—	96	1,017
Credit from tax sharing arrangement	—	—	—	—	85	—	—	—	85
Investment from Dell, net	—	—	—	—	13	—	—	9	22
Total other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	(2)
Transactions with Pivotal’s non-controlling stockholders	—	—	—	—	(649)	—	—	(1,075)	(1,724)
Issuance of VMware’s Class B common stock issued to Dell	—	—	7	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	6,412	—	(56)	6,356
Balance, January 31, 2020	110	1	307	3	2,000	5,009	(4)	—	7,009
Proceeds from issuance of common stock	3	—	—	—	273	—	—	—	273
Repurchase and retirement of common stock	(7)	—	—	—	(945)	—	—	—	(945)
Issuance of restricted stock	9	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(413)	—	—	—	(413)
Stock-based compensation	—	—	—	—	1,116	—	—	—	1,116
Amount due from tax sharing arrangement	—	—	—	—	(46)	—	—	—	(46)
Total other comprehensive income (loss)	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	2,058	—	—	2,058
Balance, January 29, 2021	112	$1	307	$3	$1,985	$7,067	$(5)	$—	$9,051
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
Retrospective Combination of Historical Financial Statements
In December 2019, VMware completed the acquisition of Pivotal, which was, at the time, a subsidiary of VMware’s parent company, Dell Technologies Inc. (“Dell”). The purchase of the controlling interest in Pivotal from Dell was accounted for as a transaction between entities under common control in accordance with Accounting Standards Codification 805-50, Business Combination - Related Issues, which requires retrospective combination of entities for all periods presented, as if the combination had been in effect since the inception of common control. The consolidated financial statements of VMware and notes thereto are presented on a combined basis, as both VMware and Pivotal were under common control for all periods presented. Refer to Note B for more information on VMware’s acquisition of Pivotal.
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial reporting.
Effective September 7, 2016, Dell (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware. As of January 29, 2021, Dell controlled 80.6% of VMware’s outstanding common stock and 97.4% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
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
Principles of Consolidation
The consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. The portion of results of operations attributable to the non-controlling interests for Pivotal prior to the acquisition was included in net loss attributable to non-controlling interests on the consolidated statements of income for the periods presented. As part of the acquisition of Pivotal, VMware acquired the non-controlling interests in Pivotal from the holders of Pivotal Class A common stock and has held 100% of the controlling financial interest in Pivotal since December 2019. The cumulative portion of the results of operations and changes in the net assets of Pivotal attributable to the non-controlling interests through the acquisition date were reclassified to additional paid-in capital on the consolidated balance sheet as of January 31, 2020.
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
As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, VMware’s future financial statements could be affected.
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
Revenue is recognized upon transfer of control of licenses, subscriptions or services to the customer in an amount that reflects the consideration VMware expects to receive in exchange for those licenses, services or subscriptions. Control of a promised license, subscription or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. VMware’s contracts with customers may include a combination of licenses, subscriptions and services that are accounted for as distinct performance obligations. Licenses that represent distinct performance obligations are recognized at a point in time when the software license keys have been made available to the customer. Licenses sold as part of the Company’s subscriptions that do not represent distinct performance obligations are recognized over time along with the associated services that form a combined performance obligation with the software. Management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and accounting for all terms and conditions in certain contracts. Certain contracts include third-party offerings and revenue that may be recognized net of the third-party costs, based upon an assessment as to whether VMware had control of the underlying third-party offering. Revenue is recognized net of any taxes invoiced to customers, which are subsequently remitted to governmental authorities.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Subscription sales also include offerings sold on a perpetual and term basis where licenses provide customers with access to and the right to utilize the threat intelligence capabilities and ongoing support. VMware considers the software license and access to critical threat intelligence capabilities to be a single performance obligation. Subscription revenue is recognized ratably over the contract term beginning on the date the software is delivered to the customer.
Subscription licenses sold on a term-basis are generally over a one- or three-year duration and invoiced to the customers either upfront, annually, quarterly or monthly.
Services Revenue
VMware’s services revenue generally consists of software maintenance and support and professional services. Software maintenance and support offerings entitle customers to receive major and minor product upgrades, on a when-and-if-available basis, and technical support. Maintenance and support services are comprised of multiple performance obligations including updates, upgrades to licenses and technical support. While separate performance obligations are identified within maintenance and support services, the underlying performance obligations generally have a consistent continuous pattern of transfer to a customer during the term of a contract. Maintenance and support services revenue is recognized ratably over the contract duration.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Foreign Currency Remeasurement and Translation
The United States (“U.S.”) dollar is the functional currency of VMware’s foreign subsidiaries as of January 29, 2021. As of January 31, 2020, the U.S. dollar was the functional currency for the majority of VMware’s foreign subsidiaries, except for certain Pivotal foreign subsidiaries, many of which were wound down during fiscal 2021. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. VMware records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange gains and losses in other income (expense), net on the consolidated statements of income. These gains and losses are net of those recognized on foreign currency forward contracts (“forward contracts”) not designated as hedges that VMware enters into to partially mitigate its exposure to foreign currency fluctuations. VMware records foreign currency translation adjustments in other comprehensive income (loss), and the losses recognized during the years ended January 29, 2021, January 31, 2020 and February 1, 2019 were not significant.
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
When invested, fixed income investments are reported at market value and unrealized gains and losses on these investments, net of tax, are included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains or losses are included on the consolidated statements of income. Gains and losses on the sale of fixed income securities issued by the same issuer and of the same type are determined using the first-in first-out method. When a determination has been made that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is realized and is included on the consolidated statements of income.
Cash balances that are restricted pursuant to the terms of various agreements are classified as restricted cash and included in other current assets and other assets in the accompanying consolidated balance sheets. Refer to Note I for more information.
Investments in Equity Securities
VMware holds equity securities in publicly and privately held companies. VMware elected to measure securities in privately held companies at cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or a similar security of the same issuer. VMware’s securities in publicly held companies are measured at fair value

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
using quoted prices for identical assets in an active market. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the consolidated statements of income.
Allowance for Credit Losses
VMware maintains an allowance for credit losses for estimated losses on uncollectible accounts receivable. VMware determines the allowance based on various factors such as historical experience, the age of the receivable and current economic conditions that may affect customers’ ability to pay. The allowance for credit losses was not significant for all periods presented.
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
Capitalized Software Development Costs
Costs associated with internal-use software, including those used to provide hosted services, during the application development stage are capitalized. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point when the project is substantially complete and is ready for its intended purpose. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets.
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
Business Combinations
For business combinations, with the exception of acquisitions of entities under common control, VMware recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred over the net amounts of the identifiable tangible and intangible assets acquired and the liabilities assumed at the acquisition date.
VMware uses significant estimates and assumptions to determine the fair value of assets acquired and liabilities assumed and the related useful lives of the acquired assets, when applicable, as of the acquisition date.
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
Additionally, VMware enters into forward contracts, which it designates as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain foreign currencies. These forward contracts are entered into annually, have maturities of twelve months or less, and are adjusted to fair value through accumulated other comprehensive loss, net of tax, on the consolidated balance sheets. When the underlying expense transaction occurs, the gains or losses on the forward contract are subsequently reclassified from accumulated other comprehensive loss to the related operating expense line item on the consolidated statements of income.
The Company does not, and does not intend to, use derivative financial instruments for trading or speculative purposes.
Employee Benefit Plans
The Company has a defined contribution program for U.S. employees that complies with Section 401(k) of the Internal Revenue Code. In addition, the Company offers defined contribution plans to employees in certain countries outside the U.S.
During the years ended January 29, 2021, January 31, 2020, and February 1, 2019, the Company contributed $176 million, $169 million and, $122 million, respectively, to its defined contribution plans.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $33 million, $25 million and $33 million during the years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of January 29, 2021 and January 31, 2020, one distributor accounted for 13% and 14%, respectively, of VMware’s accounts receivable balance, and a second distributor accounted for 12% and 11%, respectively, of VMware’s accounts receivable balance. Another distributor accounted for and 10% of VMware’s accounts receivable balance as of January 31, 2020.
One distributor accounted for 11%, 12% and 13% of revenue during the years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively. Another distributor accounted for 10% and 12% of revenue during the years ended January 31, 2020 and February 1, 2019, respectively.
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
Leases
VMware adopted ASU 2016-02, Leases (“Topic 842”) during fiscal 2020 and applied it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company elected to apply practical expedients upon transition to this standard, which allowed the Company to use the beginning of the period of adoption as the date of initial application, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contained a lease. Prior period amounts were not recast under this standard.
VMware determines if an arrangement contains a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all economic benefits from and has the ability to direct the use of the asset. Right-of-use (“ROU”) assets resulting from operating leases are included in other assets, and operating lease liabilities are included in accrued expenses and other and operating lease liabilities on the consolidated balance sheets. ROU assets resulting from finance leases are included in property and equipment, net, and finance lease liabilities are included in accrued expenses and other and other liabilities on the consolidated balance sheets.
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
Recently Adopted Accounting Standards
Effective February 1, 2020, VMware adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires the measurement and recognition of current expected credit losses for financial assets. The standard did not have a material impact on the Company’s consolidated financial statements.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
interim and annual periods beginning after December 15, 2021, but may be early adopted. VMware plans to adopt this updated standard during the first quarter of fiscal 2022 on a modified retrospective basis.
B. Pivotal Acquisition
In December 2019, VMware completed the acquisition of Pivotal at a blended price per share of $11.71 and an aggregate purchase consideration of $2.9 billion. The purchase consideration of $2.9 billion was comprised of $15.00 per share or $1.7 billion of cash paid to the non-controlling interest holders of Pivotal’s Class A common stock, the exchange of $1.1 billion of VMware’s Class B common stock for Pivotal’s Class B common stock held by Dell, at an exchange ratio of 0.055 VMware shares for each Pivotal share, and a $155 million accrual for amounts potentially owed to dissenting shareholders in connection with the acquisition, which was recorded in accrued expenses and other on the consolidated balance sheet as of January 31, 2020. In recording the repurchase of the non-controlling interest, the Company recognized a reduction of additional paid in capital of $649 million, which corresponds to the excess of the purchase consideration of $1.8 billion that was paid and accrued, over the carrying value of the non-controlling interest of $1.2 billion. In the aggregate, this transaction resulted in a cash payout, net of cash acquired, of $838 million and the issuance of 7.2 million shares of VMware’s Class B common stock to Dell. Pivotal’s Class B common stock previously held by VMware was canceled. Following the completion of the acquisition, shares of Pivotal Class A common stock ceased to be listed on the New York Stock Exchange and registration of the Pivotal Class A common stock under the Exchange Act was terminated.
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
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the consolidated balance sheets. Contract assets were $43 million and $26 million as of January 29, 2021 and January 31, 2020, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of January 29, 2021, customer deposits related to customer prepayments and cloud credits of $294 million were included in accrued expenses and other, and $163 million were included in other liabilities on the consolidated balance sheets. As of January 31, 2020, customer deposits related to customer prepayments and cloud credits of $247 million were included in accrued expenses and other, and $143 million were included in other liabilities on the consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of January 29, 2021 and January 31, 2020 were $31 million and $13 million, respectively. Deferred commissions included in other assets were $1.1 billion and $938 million as of January 29, 2021 and January 31, 2020, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the consolidated statements of income and was $437 million, $354 million and $311 million, during the years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	January 29,	January 31,
	2021	2020
Unearned license revenue	$15	$19
Unearned subscription and SaaS revenue	1,998	1,534
Unearned software maintenance revenue	7,092	6,700
Unearned professional services revenue	1,209	1,015
Total unearned revenue	$10,314	$9,268
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of January 29, 2021 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the twelve months ended January 29, 2021 were $8.4 billion and $7.4 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. During the twelve months ended January 29, 2021, VMware also assumed $33 million in unearned revenue in connection with business combinations.
Total billings and revenue recognized during the twelve months ended January 31, 2020 were $8.1 billion and $6.4 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. During the twelve months ended January 31, 2020, VMware also assumed $154 million in unearned revenue in connection with the acquisition of Carbon Black, Inc. (“Carbon Black”).
Revenue recognized during the year ended February 1, 2019 was $5.5 billion and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $10.3 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2021, and the remainder thereafter.
D. Related Parties
The information provided below includes a summary of transactions with Dell and Dell’s consolidated subsidiaries (collectively, “Dell”).
Transactions with Dell
VMware and Dell engaged in the following ongoing related party transactions, which resulted in revenue and receipts, and unearned revenue for VMware:
•Pursuant to original equipment manufacturer (“OEM”) and reseller arrangements, Dell integrates or bundles VMware’s products and services with Dell’s products and sells them to end users. Dell also acts as a distributor, purchasing VMware’s standalone products and services for resale to end-user customers through VMware-authorized resellers. Revenue under these arrangements is presented net of related marketing development funds and rebates paid to Dell. In addition, VMware provides professional services to end users based upon contractual agreements with Dell.
•Dell purchases products and services from VMware for its internal use.
•From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and Dell pays VMware for services or reimburses VMware for costs incurred by VMware, in connection with such projects.
During the years ended January 29, 2021, January 31, 2020 and February 1, 2019, revenue from Dell accounted for 35%, 31% and 25% of VMware’s consolidated revenue, respectively. During the years ended January 29, 2021, January 31, 2020 and February 1, 2019, revenue recognized on transactions where Dell acted as an OEM accounted for 12%, 12% and 13% of revenue from Dell, respectively, or 4%, 4% and 3% of VMware’s consolidated revenue, respectively.
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts			Unearned Revenue
	For the Year Ended			As of
	January 29,	January 31,	February 1,	January 29,	January 31,
	2021	2020	2019	2021	2020
Reseller revenue	$4,053	$3,288	$2,355	$4,952	$3,787
Internal-use revenue	63	82	41	45	57
Collaborative technology project receipts	13	10	4	n/a	n/a
Customer deposits resulting from transactions with Dell were $214 million and $194 million as of January 29, 2021 and January 31, 2020, respectively.
VMware and Dell engaged in the following ongoing related party transactions, which resulted in costs to VMware:
•VMware purchases and leases products and purchases services from Dell.
•From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and VMware pays Dell for services provided to VMware by Dell related to such projects.
•In certain geographic regions where VMware does not have an established legal entity, VMware contracts with Dell subsidiaries for support services and support from Dell personnel who are managed by VMware. The costs incurred by Dell on VMware’s behalf related to these employees are charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs are included as expenses on VMware’s consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on VMware’s behalf in the United States (“U.S.”) that are recorded as expenses on VMware’s consolidated statements of income.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•In certain geographic regions, Dell files a consolidated indirect tax return, which includes value added taxes and other indirect taxes collected by VMware from its customers. VMware remits the indirect taxes to Dell, and Dell remits the tax payment to the foreign governments on VMware’s behalf.
•From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
•From time to time, VMware enters into agency arrangements with Dell that enable VMware to sell its subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Purchases and leases of products and purchases of services(1)	$206	$242	$200
Dell subsidiary support and administrative costs	74	119	145
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
During the fourth quarter of fiscal 2020, VMware entered into an arrangement with Dell to transfer approximately 250 professional services employees from Dell to VMware. These employees are experienced in providing professional services that deliver VMware technology and this transfer centralizes these resources within the Company in order to serve its customers more efficiently and effectively. The transfer was substantially completed during the fourth quarter of fiscal 2020 and did not have a material impact to the consolidated financial statements. VMware also expects that Dell will continue to resell VMware consulting solutions.
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
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $60 million, $66 million and $40 million during the years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	January 29,	January 31,
	2021	2020
Due from related parties, current	$1,558	$1,618
Due to related parties, current(1)	120	161
Due from related parties, net, current	$1,438	$1,457
(1) Includes an immaterial amount related to the Company’s current operating lease liabilities due to related parties.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the consolidated balance sheets as of January 29, 2021 and January 31, 2020.
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
Notes Payable to Dell
As of January 29, 2021 and January 31, 2020, VMware had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During each of the years ended January 29, 2021, January 31, 2020 and February 1, 2019, interest expense on the notes payable to Dell was not significant.
Other Related Party Transactions
Prior to the acquisition of Pivotal, certain members of Pivotal’s board of directors were executives of Ford Motor Company (“Ford”) and General Electric Company (“GE”), and these companies were customers of Pivotal. Revenue recognized from sales to Ford while it was a related party was not significant during the year ended January 31, 2020 and was $12 million during the year ended February 1, 2019. During the year ended February 1, 2019, revenue recognized from sales to GE while it was a related party was not significant. Subsequent to fiscal 2019, GE was no longer a related party. Subsequent to VMware’s acquisition of Pivotal, Ford was no longer a related party.
E. Commitments and Contingencies
Litigation
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). Separately, on June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Court against Dell, VMware, Michael Dell, Robert Mee, and Cynthia Gaylor (the “Lopez Action”), which alleges breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit against the same defendants asserting similar claims (the “Howarth Action”). On August 14, 2020, the Court entered an order consolidating the Appraisal Action, the Lopez Action, and the Howarth Action into a single action (the “Consolidated Action”) for all purposes including pretrial discovery and trial. The Court has not yet issued a scheduling order for the Consolidated Action, but the parties have moved forward with pretrial discovery. On June 23, 2020, the Company made a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. In addition, on September 23, 2020, the Company filed a motion to dismiss the claims asserted in the Lopez Action and the Howarth Action, for which briefing was completed. The hearing date for this motion to dismiss is April 1, 2021. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend itself in connection with this matter.
On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) sued VMware in the United States District Court for the District of Delaware (the “Delaware Court”) for allegedly infringing two patents and three trademarks (“First Action”). After an August 6, 2019 hearing, the Delaware Court denied Cirba’s preliminary injunction motion. On August 20, 2019, VMware filed counterclaims against Cirba for infringing four VMware patents. The Delaware Court severed VMware’s patent infringement counterclaims from Cirba’s claims. On January 24, 2020, a jury returned a verdict that VMware had willfully

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
infringed Cirba’s two patents and awarded approximately $237 million in damages. As to Cirba’s trademark-related claims, the jury found that VMware was not liable. A total of $237 million was accrued for the First Action as of January 31, 2020, which reflected the estimated losses that were considered both probable and reasonably estimable at that time. The amount accrued for this matter was included in accrued expenses and other on the consolidated balance sheet as of January 31, 2020 and the charge was included in general and administrative expense on the consolidated statement of income for the year ended January 31, 2020. On March 9, 2020, the parties filed post-trial motions in the First Action. On December 21, 2020, the Delaware Court granted VMware’s request for a new trial based, in part, on Cirba Inc.’s lack of standing, set aside the verdict and damages award, and denied Cirba’s post-trial motions (the “Post-Trial Order”). On October 22, 2019, VMware filed a separate lawsuit against Cirba Inc. in the United States District Court for the Eastern District of Virginia for infringing four additional VMware patents (“Second Action”). The Second Action was transferred to the Delaware Court on February 25, 2020. On March 23, 2020, Cirba filed a counterclaim against VMware in the Second Action alleging infringement of an additional Cirba patent. The Delaware Court consolidated the First and Second Actions and ordered a consolidated trial on all of the parties’ patent infringement claims and counterclaims. The parties have proposed April 24, 2023 as the date for a consolidated trial. On January 20, 2021, Cirba moved to certify the Post-Trial Order to enable an interlocutory appeal to the United States Court of Appeals for the Federal Circuit. This motion has been fully briefed and is now pending before the Court. As of January 29, 2021, the Company reassessed its estimated loss accrual for the First Action based on the Post-Trial Order and determined that a loss is no longer probable and reasonably estimable with respect to the consolidated First and Second Actions. Accordingly, the estimated loss accrual of $237 million recorded on the consolidated balance sheet was derecognized, with the credit included in general and administrative expense on the consolidated income statement for the year ended January 29, 2021. The Company is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be. The Company intends to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of January 29, 2021, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Contractual Commitments
VMware’s minimum contractual commitments as of January 29, 2021 were as follows (table in millions):

	Purchase Obligations	Asset Retirement Obligations	Total
2022	$391	$3	$394
2023	294	2	296
2024	331	1	332
2025	1	3	4
2026	—	9	9
Thereafter	—	5	5
Total	$1,017	$23	$1,040
VMware’s contractual commitments also include leased office facilities and equipment under various lease arrangements. Refer to Note N for more information on VMware’s lease commitments.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
F. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
Fiscal 2021
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
Acquisition of Datrium, Inc.
During the second quarter of fiscal 2021, VMware completed the acquisition of Datrium, Inc., a provider of cloud-native disaster recovery solutions, to broaden the VMware Site Recovery Disaster Recovery as a Service offerings. The total purchase price, net of cash acquired, was $137 million. The purchase price primarily included $25 million of identifiable intangible assets and $91 million of goodwill. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of three years to five years. During the fourth quarter of fiscal 2021, the Company evaluated facts and circumstances that existed as of the acquisition date and adjusted the provisional amount recorded to deferred tax asset, resulting in an increase of $40 million to goodwill, and determined that intangible assets and goodwill are expected to be deductible for tax purposes.
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
Other Fiscal 2021 Acquisitions
During the year ended January 29, 2021, VMware completed five other acquisitions, which were not material, individually or in aggregate, to the consolidated financial statements. VMware expects these acquisitions to primarily enhance its product features and capabilities for its VMware Carbon Black Cloud and vRealize Operations offerings. The aggregate purchase price for these five acquisitions, net of cash acquired, was $62 million and primarily included $52 million of identifiable intangible assets and $16 million of goodwill, the majority of which is expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of one year to five years.
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
Acquisition of Carbon Black
During the third quarter of fiscal 2020, VMware completed the acquisition of Carbon Black, a developer of cloud-native endpoint protection, in a cash tender offer for all of the outstanding shares of Carbon Black’s common stock, at a price of $26.00 per share. VMware acquired Carbon Black to create a comprehensive intrinsic security portfolio to protect workloads, clients and infrastructure from cloud to edge. Management believes the acquisition will result in synergies with the Carbon Black platform and its VMware NSX and VMware Workspace ONE offerings, among others, and enable VMware to offer a highly differentiated intrinsic security platform addressing multiple concerns of the security industry. The total purchase price was $2.0 billion, net of cash acquired of $111 million.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on management's estimates and assumptions. Goodwill and identifiable intangible assets were not deductible for tax purposes.
Acquisition of Avi Networks, Inc.
During the second quarter of fiscal 2020, VMware completed the acquisition of Avi Networks, Inc. (“Avi Networks”), a provider of multi-cloud application delivery services. VMware acquired Avi Networks to provide customers with application delivery controller capabilities that include server load balancing for various applications and analytics. Together, VMware and Avi Networks expect to deliver a software defined networking stack built for the multi-cloud environment. The total purchase price was $326 million, net of cash acquired of $9 million. The purchase price primarily included $94 million of identifiable intangible assets and $228 million of goodwill that was not deductible for tax purposes. The identifiable intangible assets primarily consisted of completed technology of $79 million and customer relationships of $15 million, with estimated useful lives of one year to eight years.
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
Acquisition of AetherPal, Inc.
During the first quarter of fiscal 2020, VMware completed the acquisition of AetherPal Inc., a provider of remote support solutions, to enhance VMware’s Workspace ONE offerings. The total purchase price was $45 million, which primarily included $12 million of identifiable intangible assets and $33 million of goodwill that was not deductible for tax purposes. The identifiable intangible assets primarily consisted of completed technology and customer relationships, with estimated useful lives of three years to five years.
Other Fiscal 2020 Business Combinations
During the third quarter of fiscal 2020, VMware completed four other acquisitions, which were not material individually to the consolidated financial statements. VMware expects these acquisitions to enhance its product features and capabilities for its Software-Defined Data Center solutions and SaaS offerings. The aggregate purchase price, net of cash acquired for these four acquisitions was $68 million, which primarily included $21 million of identifiable intangible assets and $48 million of goodwill, of which the majority was not deductible for tax purposes. The identifiable intangible assets had estimated useful lives of one year to five years and primarily consisted of completed technology.
The pro forma financial information assuming fiscal 2020 acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisitions, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes, both individually or in the aggregate.
Fiscal 2019
Acquisition of Heptio Inc.
During the fourth quarter of fiscal 2019, VMware completed the acquisition of Heptio Inc. (“Heptio”), a provider of products and services that help enterprises deploy and operationalize Kubernetes. VMware acquired Heptio to enhance VMware’s Kubernetes portfolio and cloud native strategy. The total purchase price was $420 million, net of cash acquired of $15 million. Merger consideration totaling $117 million, including $24 million being held in escrow, is payable to certain employees of Heptio subject to specified future employment conditions and is being recognized as expense over the requisite service period of approximately four years on a straight-line basis. Compensation expense recognized during each of the years ended January 29, 2021 and January 31, 2020 was $33 million, and was not material during the year ended February 1, 2019.
The fair value of assumed unvested equity awards attributed to post-combination services was $47 million and will be expensed over the remaining requisite service periods of approximately three years on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Definite-Lived Intangible Assets, Net
The following table summarizes the changes in the carrying amount of definite-lived intangible assets during the periods presented (table in millions):

	January 29,	January 31,
	2021	2020
Balance, beginning of the year	$1,172	$966
Additions to intangible assets related to business combinations	149	622
Amortization expense	(328)	(300)
Derecognized leasehold interest	—	(116)
Balance, end of the year	$993	$1,172
Upon adoption of Topic 842 in fiscal 2020, leasehold interest of $116 million related to favorable terms of certain ground lease agreements was derecognized and adjusted to the carrying amount of the operating lease ROU assets and classified as other assets on the consolidated balance sheets. Prior to adoption, these assets were classified as intangible assets, net on the consolidated balance sheets.
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	January 29, 2021
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$948	$(462)	$486
Customer relationships and customer lists	11.4	727	(281)	446
Trademarks and tradenames	7.6	132	(78)	54
Other	2.0	21	(14)	7
Total definite-lived intangible assets		$1,828	$(835)	$993

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	January 31, 2020
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.7	$1,030	$(488)	$542
Customer relationships and customer lists	11.4	739	(200)	539
Trademarks and tradenames	7.6	131	(58)	73
Other	2.0	22	(4)	18
Total definite-lived intangible assets		$1,922	$(750)	$1,172
Amortization expense on definite-lived intangible assets was $328 million, $300 million and $247 million during the years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
Based on intangible assets recorded as of January 29, 2021 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

2022	$300
2023	249
2024	197
2025	104
2026	64
Thereafter	79
Total	$993
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the year ended January 29, 2021 (table in millions):

	January 29,	January 31,
	2021	2020
Balance, beginning of the year	$9,329	$7,418
Increase in goodwill due to business combinations and related adjustments	270	1,911
Balance, end of the year	$9,599	$9,329
G. Realignment
During the third quarter of fiscal 2021, VMware approved a plan to streamline its operations and better align resources with its business priorities. As a result of this action, approximately 280 positions were eliminated during the year ended January 29, 2021. VMware recognized $42 million of severance-related realignment expenses during the year ended January 29, 2021 on the consolidated statements of income. Actions associated with this plan were substantially complete by the end of fiscal 2021.
During the fourth quarter of fiscal 2020, VMware approved a plan to streamline its operations, with plans to better align business priorities and shift positions to lower cost locations. As a result of these actions, approximately 1,100 positions were eliminated during the year ended January 31, 2020. VMware recognized $79 million of severance-related realignment expenses during the year ended January 31, 2020 on the consolidated statements of income. Actions associated with this plan were completed during fiscal 2021.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables summarize the activity for the accrued realignment expenses for the years ended January 29, 2021 and January 31, 2020 (table in millions):

	For the Year Ended January 29, 2021
	Balance as of January 31, 2020	Realignment Expense	Utilization	Balance as of January 29, 2021
Severance-related costs	$74	$42	$(113)	$3

	For the Year Ended January 31, 2020
	Balance as of February 1, 2019	Realignment Expense	Utilization	Balance as of January 31, 2020
Severance-related costs	$—	$79	$(5)	$74
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
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Net income attributable to VMware, Inc.	$2,058	$6,412	$1,650

Weighted-average shares, basic for Classes A and B	419,841	417,058	413,769
Effect of other dilutive securities	3,399	8,177	7,362
Weighted-average shares, diluted for Classes A and B	423,240	425,235	421,131
Net income per weighted-average share attributable to VMware, Inc. common stockholders, basic for Classes A and B	$4.90	$15.37	$3.99
Net income per weighted-average share attributable to VMware, Inc. common stockholders, diluted for Classes A and B	$4.86	$15.08	$3.92
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Anti-dilutive securities:
Employee stock options	150	34	50
Restricted stock units	5,038	315	255
Total	5,188	349	305

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
I. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
Cash and Cash Equivalents
Cash and cash equivalents totaled $4.7 billion and $2.9 billion as of January 29, 2021 and January 31, 2020, respectively. Cash equivalents were $3.8 billion as of January 29, 2021 and consisted of money-market funds of $3.7 billion and time deposits of $102 million. Cash equivalents were $2.3 billion as of January 31, 2020 and consisted of money-market funds of $2.2 billion and time deposits of $102 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of January 29, 2021 and January 31, 2020 (table in millions):

	January 29,	January 31,
	2021	2020
Cash and cash equivalents	$4,692	$2,915
Restricted cash within other current assets	56	83
Restricted cash within other assets	22	33
Total cash, cash equivalents and restricted cash	$4,770	$3,031
Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.
Short-Term Investments
Short-term investments totaled $23 million as of January 29, 2021 and consisted of marketable equity securities that were previously subject to a certain sale restriction and therefore were classified as other assets as of January 31, 2020. The unrealized loss on short-term investments was not material during the year ended January 29, 2021. Refer to Note K for more information regarding the Company’s marketable equity securities.
J. Debt
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	January 29,	January 31,	Effective Interest Rate
	2021	2020
Senior Notes issued August 21, 2017:
2.30% Senior Note Due August 21, 2020	$—	$1,250	2.56%
2.95% Senior Note Due August 21, 2022	1,500	1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750	—	4.70%
4.65% Senior Note Due May 15, 2027	500	—	4.80%
4.70% Senior Note Due May 15, 2030	750	—	4.86%
Total principal amount	4,750	4,000
Less: unamortized discount	(7)	(5)
Less: unamortized debt issuance costs	(26)	(16)
Net carrying amount	4,717	3,979
Current portion of long-term debt	—	1,248
Long-term debt	$4,717	$2,731
On May 11, 2020, VMware exercised a make-whole call and redeemed the $1.3 billion unsecured senior note due August 21, 2020 at a premium. The loss on extinguishment of debt was not material during the year ended January 29, 2021 and was recognized in other income (expense), net on the consolidated statements of income.
Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $183 million, $129 million and $129 million during the years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.0 billion for general corporate purposes. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of January 29, 2021 and January 31, 2020, there was no outstanding borrowing under the revolving credit facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during each of the years ended January 29, 2021, January 31, 2020 and February 1, 2019.
On September 8, 2017, Pivotal entered into a senior secured revolving loan facility in an aggregate principal amount not to exceed $100 million. The revolving loan facility was amended on May 6, 2019 and terminated on October 22, 2019. During the year ended February 1, 2019, $15 million was borrowed under the revolving loan facility. The total outstanding balance of $35 million was repaid during the year ended February 1, 2019.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Senior Unsecured Term Loan Facility
On September 26, 2019, VMware entered into a senior unsecured term loan facility (the “Term Loan”) with a syndicate of lenders that provided the Company with a borrowing capacity of up to $2.0 billion through February 7, 2020 for general corporate purposes. During the year ended January 31, 2020, the Company drew down an aggregate of $3.4 billion and repaid an aggregate of $1.9 billion. As of January 31, 2020, the outstanding balance on the Term Loan of $1.5 billion, net of unamortized debt issuance costs, was included in current portion of long-term debt and other borrowings on the consolidated balance sheets. During the third quarter of fiscal 2021, VMware repaid the outstanding balance of $1.5 billion on the Term Loan.
The Term Loan contained certain representations, warranties and covenants. Commitment fees paid were not significant during the year ended January 31, 2020. Interest expense for the Term Loan, including amortization of issuance costs, was $17 million and $15 million during the years ended January 29, 2021 and January 31, 2020, respectively.
K. Fair Value Measurements
Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
Certain financial assets and liabilities are measured at fair value on a recurring basis. VMware determines fair value using the following hierarchy:
•Level 1 - Quoted prices in active markets for identical assets or liabilities;
•Level 2 - Inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents that were required to be measured at fair value as of the periods presented (tables in millions):

	January 29, 2021
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$3,738	$—	$3,738
Time deposits(1)	—	102	102
Total cash equivalents	$3,738	$102	$3,840
Short-term investments:
Marketable equity securities	$23	$—	$23
Total short-term investments	$23	$—	$23

	January 31, 2020
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,158	$—	$2,158
Time deposits(1)	—	102	102
Total cash equivalents	$2,158	$102	$2,260
(1) Time deposits were valued at amortized cost, which approximated fair value.
The note payable to Dell, the Senior Notes and the Term Loan were not adjusted to fair value. The fair value of the note payable to Dell was $276 million and $269 million as of January 29, 2021 and January 31, 2020, respectively. The fair value of the Senior Notes was approximately $5.3 billion and $4.1 billion as of January 29, 2021 and January 31, 2020, respectively. The fair value of the Term Loan approximated its carrying value as of January 31, 2020 due to its short-term nature. Fair value

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
for the note payable to Dell, the Senior Notes and the Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. There is no net impact to the consolidated statements of income since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at $140 million and $106 million as of January 29, 2021 and January 31, 2020, respectively, and were included in other assets and other liabilities on the consolidated balance sheets, respectively.
Equity Securities With a Readily Determinable Fair Value
VMware’s equity securities include an investment in a company that completed its initial public offering during the third quarter of fiscal 2021. As of January 29, 2021, this investment had a fair value of $162 million, of which $139 million was included in other assets due to a certain sale restriction and $23 million was included in short-term investments as they were unrestricted and available for sale.
During the year ended January 29, 2021, VMware sold $26 million of its marketable equity securities, and the realized loss on the sale was not material. VMware also recognized an unrealized gain of $163 million during the year ended January 29, 2021, to adjust the remaining investment to its fair value using quoted prices for identical assets in an active market (Level 1). As of January 31, 2020, this investment had a carrying value of $25 million and was included in other assets on the consolidated balance sheet. The unrealized gain recognized during the year ended January 31, 2020 was $21 million. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the consolidated statements of income.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of January 29, 2021 and January 31, 2020, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $129 million and $134 million, respectively, and were included in other assets on the consolidated balance sheets. During the years ended January 29, 2021 and February 1, 2019, VMware recognized unrealized losses of $14 million and $13 million respectively, on these securities. During the year ended January 31, 2020, VMware recognized an unrealized gain of $16 million on these securities. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the consolidated statements of income in the same period that the underlying expenses are incurred. During the years ended January 29, 2021, January 31, 2020 and February 1, 2019, the effective portion of gains or losses reclassified to the consolidated statements of income was not significant. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have contractual maturities of twelve months or less, and as of January 29, 2021 and January 31, 2020, outstanding forward contracts had a total notional value of $486 million and $480 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of January 29, 2021 and January 31, 2020.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the years ended January 29, 2021, January 31, 2020 and February 1, 2019, all cash flow hedges were considered effective.
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
These forward contracts generally have a contractual maturity of one month, and as of January 29, 2021 and January 31, 2020, outstanding forward contracts had a total notional value of $1.2 billion and $1.1 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of January 29, 2021 and January 31, 2020.
VMware recognized a loss of $63 million during the year ended January 29, 2021, and gains of $54 million and $69 million during the years ended January 31, 2020 and February 1, 2019, respectively, related to the settlement of forward contracts. Gains and losses are recorded in other income (expense), net on the consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities during the years ended January 29, 2021 and January 31, 2020 resulted in net gains of $31 million and $31 million, respectively. The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the year ended February 1, 2019. Net gains and losses are recorded in other income (expense), net on the consolidated statements of income.
M. Property and Equipment, Net
Property and equipment, net, as of the periods presented consisted of the following (table in millions):

	January 29,	January 31,
	2021	2020
Equipment and software	$1,620	$1,404
Buildings and improvements	1,137	1,088
Furniture and fixtures	132	120
Construction in progress	82	106
Total property and equipment	2,971	2,718
Accumulated depreciation	(1,637)	(1,438)
Total property and equipment, net	$1,334	$1,280
As of January 29, 2021 and January 31, 2020, construction in progress primarily represented various buildings and site improvements that had not yet been placed into service.
Depreciation expense was $253 million, $234 million and $211 million during the years ended January 29, 2021, January 31, 2020 and February 1, 2019, respectively.
N. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 25 years. Lease expense recorded in the consolidated statements of income was $230 million and $206 million during the years ended January 29, 2021 and January 31, 2020, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease expense during the periods presented were as follows (table in millions):

	Twelve Months Ended
	January 29,	January 31,
	2021	2020
Operating lease expense	$190	$167

Finance lease expense:
Amortization of ROU assets	$6	$4
Interest on lease liabilities	2	1
Total finance lease expense	$8	$5

Short-term lease expense	$3	$3

Variable lease expense	$29	$31
Total lease expense	$230	$206
From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was $20 million and $22 million during the years ended January 29, 2021 and January 31, 2020, respectively.
Supplemental cash flow information related to operating and finance leases during the periods presented were as follows (table in millions):

	Twelve Months Ended
	January 29,	January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$174	$167
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	4	1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$275	$226
Finance leases	1	63

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental balance sheet information related to operating and finance leases as of the period presented was as follows (table in millions):

	January 29, 2021
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$997	$53

Lease liabilities, current(2)	$109	$5
Lease liabilities, non-current(3)	891	50
Total lease liabilities	$1,000	$55

	January 31, 2020
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$886	$58

Lease liabilities, current(2)	$109	$4
Lease liabilities, non-current(3)	746	55
Total lease liabilities	$855	$59
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
(3) Non-current operating lease liabilities are presented as operating lease liabilities on the consolidated balance sheets. Non-current finance lease liabilities are included in other liabilities on the consolidated balance sheets.
Lease term and discount rate related to operating and finance leases as of the period presented were as follows:

	January 29,	January 31,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	12.6	13.3
Finance leases	8.3	9.2
Weighted-average discount rate
Operating leases	3.5%	3.8%
Finance leases	2.9%	3.1%

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of the period presented (table in millions):

	January 29, 2021
	Operating Leases	Finance Leases
2022	$141	$6
2023	166	7
2024	135	7
2025	105	6
2026	88	8
Thereafter	651	27
Total future minimum lease payments	1,286	61
Less: Imputed interest	(286)	(6)
Total lease liabilities(1)	$1,000	$55
(1) Total lease liabilities as of January 29, 2021 excluded legally binding lease payments for leases signed but not yet commenced of $72 million.
The amount of the future operating lease commitments after fiscal 2026 is primarily for the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in fiscal 2047. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.
O. Accrued Expenses and Other
Accrued expenses and other as of the periods presented consisted of the following (table in millions):

	January 29,	January 31,
	2021	2020
Accrued employee related expenses	$1,266	$845
Accrued partner liabilities	218	181
Customer deposits	294	247
Other(1)	604	878
Total	$2,382	$2,151
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
P. Income Taxes
The domestic and foreign components of income before income tax for the periods presented were as follows (table in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Domestic	$932	$895	$680
Foreign	1,450	543	1,149
Total income before income tax	$2,382	$1,438	$1,829
VMware’s income tax provision (benefit) for the periods presented consisted of the following (table in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Federal:
Current	$157	$78	$181
Deferred	(19)	(219)	(92)
	138	(141)	89
State:
Current	73	45	31
Deferred	(14)	(44)	(10)
	59	1	21
Foreign:
Current	246	240	137
Deferred	(119)	(5,018)	(8)
	127	(4,778)	129
Total income tax provision (benefit)	$324	$(4,918)	$239
Provision for income taxes increased during the year ended January 29, 2021, primarily driven by a decrease in discrete tax benefits related to intra-group transfers of certain of the Company’s intellectual property rights. The increase was also driven by a decrease in excess tax benefits recognized, which were $41 million during the year ended January 29, 2021 compared to $182 million during the year ended January 31, 2020.
During the second quarter of fiscal 2020, the Company completed an intra-group transfer of certain of its intellectual property rights (the “IP”) to its Irish subsidiary, where its international business is headquartered (the “IP Transfer”). The transaction changed the Company’s mix of international income from a lower non-U.S. tax jurisdiction to Ireland, which is subject to a statutory tax rate of 12.5%. A discrete tax benefit of $4.9 billion was recognized with a deferred tax asset during the second quarter of fiscal 2020. This deferred tax asset was recognized as a result of the book and tax basis difference on the IP transferred to an Irish subsidiary and was based on the intellectual property’s current fair value.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of VMware’s effective tax rate to the statutory federal tax rate for the periods presented is as follows:

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Statutory federal tax rate	21%	21%	21%
State taxes, net of federal benefit	2%	—%	1%
Tax rate differential for non-U.S. jurisdictions	(8)%	(3)%	(6)%
U.S. tax credits	(10)%	(17)%	(11)%
Excess tax benefits from stock-based compensation	(1)%	(11)%	(6)%
Discrete tax benefit due to IP Transfer(1)	(2)%	(343)%	—%
Permanent items	12%	9%	14%
Effective tax rate	14%	(344)%	13%
(1) A discrete tax benefit of $59 million was recognized with a deferred tax asset during the year ended January 29, 2021. This deferred tax asset was recognized as a result of intra-group transfer of Pivotal’s IP rights to an Irish subsidiary. A discrete tax benefit of $4.9 billion was recognized with a deferred tax asset during the year ended January 31, 2020. This deferred tax asset was recognized as a result of the book and tax basis difference on the IP transferred to an Irish subsidiary.
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

	January 29,	January 31,
	2021	2020
Deferred tax assets:
Accruals and other	$238	$169
Lease liabilities	167	152
Unearned revenue	501	390
Stock-based compensation	86	88
Tax credit and net operating loss carryforwards	553	583
Other assets, net	54	51
Intangible and other non-current assets	4,900	4,804
Gross deferred tax assets	6,499	6,237
Valuation allowance	(366)	(332)
Total deferred tax assets	6,133	5,905
Deferred tax liabilities:
Deferred commissions	(158)	(133)
ROU Assets	(145)	(131)
Property, plant and equipment, net	(109)	(101)
Total deferred tax liabilities	(412)	(365)
Net deferred tax assets	$5,721	$5,540
Net deferred tax assets were comprised of deferred tax assets of $5.8 billion and $5.6 billion as of January 29, 2021 and January 31, 2020, respectively, partially offset by deferred tax liabilities of $60 million and $16 million as of January 29, 2021 and January 31, 2020, respectively. Deferred tax liabilities were included in other liabilities on the consolidated balance sheets for the periods presented.
The increase in net deferred tax assets from January 31, 2020 to January 29, 2021 was primarily driven by the increase in unearned revenue, as well as the $59 million deferred tax asset recognized as a result of the intra-group transfer of Pivotal’s intellectual property rights to VMware’s Irish subsidiary. The increase in net deferred tax liabilities from January 31, 2020 to

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
January 29, 2021 was primarily driven by the book and tax basis difference on one of VMware’s investments in equity securities that completed its initial public offering during the third quarter of fiscal 2021 of $52 million.
VMware had federal, state and foreign net operating loss carryforwards of $655 million, $714 million and $191 million, as of January 29, 2021, respectively. VMware had federal, state and foreign net operating loss carryforwards of $971 million, $940 million and $199 million as of January 31, 2020, respectively. The federal and state net operating loss carryforwards will start to expire in fiscal 2024 and fiscal 2022, respectively, if not utilized. These net operating losses have various carryforward periods, including certain portions that can be carried forward indefinitely. The majority of the Company’s foreign net operating loss carryforwards can be carried forward indefinitely.
VMware had federal research and development (“R&D”) tax credit carryforwards of $46 million and $34 million as of January 29, 2021 and January 31, 2020, respectively. The federal R&D tax credit will start to expire in fiscal 2026, if not utilized. VMware also had California and other state R&D credit carryforwards for income tax purposes of $323 million and $287 million as of January 29, 2021 and January 31, 2020, respectively. The California R&D tax credit carryforwards can be carried forward indefinitely and the other state R&D tax credit carryforwards will start to expire in fiscal 2022, if not utilized. In addition, the amount of foreign tax credit carryforwards held as of January 29, 2021 and January 31, 2020 was not significant. VMware also had non-U.S. capital loss carryforwards of approximately $22 million for both periods as of January 29, 2021 and January 31, 2020, which can be carried forward indefinitely.
VMware determined that the realization of deferred tax assets relating to portions of the state net operating loss carryforwards, state R&D tax credits and foreign capital loss carryforwards did not meet the more-likely-than-not threshold. Accordingly, a valuation allowance of $366 million and $332 million was recorded as of January 29, 2021 and January 31, 2020, respectively. If, in the future, new evidence supports the realization of the deferred tax assets related to these items, the valuation allowance will be reversed and a tax benefit will be recorded accordingly.
VMware believes it is more-likely-than-not that the net deferred tax assets as of January 29, 2021 and January 31, 2020, will be realized in the foreseeable future as VMware believes that it will generate sufficient taxable income in future years. VMware's ability to generate sufficient taxable income in future years in appropriate tax jurisdictions will determine the amount of net deferred tax asset balances to be realized in future periods. During the year ended January 29, 2021, the total change in the valuation allowance was $34 million, which was primarily due to California R&D credits generated in the current year, partially offset by the California R&D credits usage.
For the periods presented, VMware’s rate of taxation in non-U.S. jurisdictions was lower than the U.S. tax rate. VMware’s non-U.S. earnings are primarily earned by its subsidiary organized in Ireland, where the statutory rate is 12.5%. Prior to the year ended February 2, 2018, the Company did not recognize a deferred tax liability related to undistributed foreign earnings of its subsidiaries because such earnings were considered to be indefinitely reinvested in its foreign operations, or were remitted substantially free of U.S. tax. Under the 2017 Tax Act, all foreign earnings are subject to U.S. taxation. As a result, the Company repatriated, and expects to continue to repatriate, a substantial portion of its foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. As of January 29, 2021, the amount of deferred tax liability related to the potential repatriation of foreign earnings was not material. Further developments in non-U.S. tax jurisdictions and unfavorable changes in non-U.S. tax laws and regulations, such as foreign tax laws enacted in response to the 2017 Tax Act, could result in adverse changes to global taxation and materially affect VMware’s financial position, results of operations, or annual effective tax rate.
Tax Sharing Agreement with Dell
On December 30, 2019, VMware entered into an amended tax sharing agreement with Dell in connection with, and effective as of, the Pivotal acquisition. The tax sharing agreement with Dell, as amended and subject to certain exceptions, generally limit VMware’s maximum annual tax liability to Dell to the amount VMware would owe on a separate tax return basis.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
VMware has made payments to Dell pursuant to the tax sharing agreement. The following table summarizes the payments made during the periods presented (table in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Payments from VMware to Dell, net	$307	$159	$243
Payments from VMware to Dell under the tax sharing agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the tax sharing agreement. VMware’s portion of the Transition Tax is governed by a letter agreement between Dell, EMC and VMware executed during the first quarter of fiscal 2020 (the “Letter Agreement”). The amounts that VMware pays to Dell for its portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and the difference is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement was recorded as a decrease in additional paid-in capital of $46 million during the year ended January 29, 2021. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the tax sharing agreement was recorded as an increase in additional paid-in capital of $85 million during the year ended January 31, 2020, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determination made by Dell. The amount recognized in additional paid-in capital during the year ended February 1, 2019 was not significant.
As a result of the activity under the tax sharing agreement with Dell, amounts due to Dell was $451 million and $529 million as of January 29, 2021 and January 31, 2020, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The 2017 Tax Act included a deferral election for an eight-year installment payment method on the Transition Tax. The Company expects to pay the remainder of its Transition Tax over a period of five years.
Pivotal Tax Sharing Agreement with Dell
During the fourth quarter of fiscal 2020, VMware completed the acquisition of Pivotal. Pivotal will continue to file its separate tax return for U.S. federal income tax purposes as it left the Dell consolidated tax group at the time of Pivotal’s IPO in April 2018. Pivotal continues to be included on Dell’s unitary state tax returns. Pursuant to a tax sharing agreement, Pivotal historically received payments from Dell for tax benefits that Dell realized due to Pivotal’s inclusion on such returns. Payments received from Dell were recognized as a component of additional paid-in capital. During the years ended January 31, 2020 and February 1, 2019, $25 million and $15 million, respectively, was recognized in additional paid-in capital related to Pivotal’s tax sharing agreement with Dell.
In April 2019, Pivotal and Dell amended their tax sharing agreement with regard to the treatment of certain 2017 Tax Act implications not explicitly covered by the original terms of the tax sharing agreement. The amendment resulted in a one-time payment of $27 million by Dell to Pivotal in August 2019.
During the year ended February 1, 2019, payment received from Dell pursuant to the tax sharing agreement was $44 million.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties associated with unrecognized tax benefits, for the periods presented is as follows (table in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Balance, beginning of the year	$479	$385	$305
Tax positions related to current year:
Additions	65	116	57
Tax positions related to prior years:
Additions	12	98	44
Reductions	(25)	(7)	(1)
Settlements	(14)	(28)	(4)
Reductions resulting from a lapse of the statute of limitations	(14)	(83)	(8)
Foreign currency effects	5	(2)	(8)
Balance, end of the year	$508	$479	$385
Of the net unrecognized tax benefits, including interest and penalties, $352 million and $323 million were included in income tax payable on the consolidated balance sheets as of January 29, 2021 and January 31, 2020, respectively. Approximately $341 million and $313 million, respectively, would, if recognized, benefit VMware's annual effective income tax rate. VMware includes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $48 million of interest and penalties associated with unrecognized tax benefits for both periods as of January 29, 2021 and January 31, 2020. Interest and penalties associated with uncertain tax positions included in income tax expense (benefit) were not significant during the years ended January 29, 2021 and January 31, 2020 and were $15 million during the year ended February 1, 2019.
The Dell-owned EMC consolidated group is routinely under audit by the IRS. All U.S. federal income tax matters have been concluded for years through fiscal 2016 while VMware was part of the Dell-owned EMC consolidated group. The IRS has started its examination of fiscal years 2015 through 2019 for the Dell consolidated group, which VMware was part of beginning fiscal 2017. In addition, VMware is under corporate income tax audits in various states and non-U.S. jurisdictions. Consistent with the Company’s historical practices under the tax sharing agreement with EMC, when VMware becomes subject to federal tax audits as a member of Dell’s consolidated group, the tax sharing agreement provides that Dell has authority to control the audit and represent Dell’s and VMware’s interests to the IRS.
Open tax years subject to examinations for larger non-U.S. jurisdictions vary beginning in 2008. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. When considering the outcomes and the timing of tax examinations, the expiration of statutes of limitations for specific jurisdictions, or the timing and result of ruling requests from taxing authorities, it is reasonably possible that total unrecognized tax benefits could be potentially reduced by approximately $14 million within the next 12 months.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
incremental stock-based compensation expense as the anti-dilutive adjustments were required by the Company’s equity incentive plan.
VMware Class B Common Stock Conversion Rights
Each share of Class B common stock is convertible into one share of Class A common stock. If VMware’s Class B common stock is distributed to security holders of Dell in a qualified distribution, the Class B shares will no longer be convertible into shares of Class A common stock unless a stockholder vote is obtained after certain conditions are satisfied. Prior to any such distribution, all Class B shares automatically convert into shares of Class A common stock if Dell transfers such shares to a third party that is not a successor or a Dell subsidiary or at such time as the number of shares of common stock owned by Dell or its successor falls below 20% of the outstanding shares of VMware’s common stock. As of January 29, 2021, 307.2 million shares of Class A common stock were reserved for conversion.
VMware Equity Plan
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). On June 25, 2019, VMware amended its 2007 Plan to increase the number of shares available for issuance by 13.0 million shares of Class A common stock. As of January 29, 2021, the number of authorized shares under the 2007 Plan was 145.2 million, including 6.1 million shares automatically added to the share reserve pursuant to anti-dilution provisions of the 2007 Plan triggered by payment of the Special Dividend (the “Anti-Dilution Adjustment”). The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 12.1 million shares, which accordingly have been added to authorized shares under the 2007 Plan reserve.
Awards under the 2007 Plan may be in the form of stock-based awards, such as restricted stock units, or stock options. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. Generally, restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and semi-annually thereafter. The per share exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the per share fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. As of January 29, 2021, there was an aggregate of 17.9 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan, including 2.5 million shares included in the Anti-Dilution Adjustment.
Pivotal Equity Plan
Prior to the acquisition of Pivotal, Pivotal granted stock-based awards, such as restricted stock units or stock options to its employees. Pivotal’s restricted stock grants generally vested over four years and options granted generally vested over 48 months Upon completion of the acquisition by VMware, no further awards will be granted under the plan. Pivotal’s outstanding unvested RSUs and options on the date of the acquisition were converted to VMware RSUs and options and valued at their historical carrying amounts.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes stock repurchase authorizations approved by VMware’s board of directors, which were open or completed during the years ended January 29, 2021, January 31, 2020 and February 1, 2019 (amounts in table in millions):

Announcement Date	Amount Authorized	Expiration Date	Status
July 15, 2020	$1,000	January 28, 2022	Open
May 29, 2019	1,500	January 28, 2022(1)	Open
August 14, 2017	1,000	August 31, 2019	Completed in fiscal 2020
(1) During July 2020, VMware’s board of directors extended authorization of the existing stock repurchase program through January 28, 2022.
In the aggregate, $1.1 billion remained available for repurchase as of January 29, 2021.
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Aggregate purchase price(1)	$945	$1,334	$42
Class A common stock repurchased	6,944	7,664	286
Weighted-average price per share	$136.13	$174.02	$148.07
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes restricted stock activity since February 2, 2018 (units in thousands):

	VMware RSUs		Pivotal RSUs
	Number of Units	Weighted-Average Grant Date Fair Value (per unit)	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, February 2, 2018	17,360	$78.62	—	$—
Granted	6,663	146.61	9,854	15.78
Special Dividend adjustment	3,236	n/a	n/a	n/a
Vested	(7,370)	75.45	—	—
Forfeited	(1,674)	86.90	(353)	16.09
Outstanding, February 1, 2019(1)	18,215	90.06	9,501	15.77
Granted(2)	9,074	157.07	20,504	16.02
Vested	(8,179)	80.28	(4,009)	15.56
Forfeited(3)	(1,636)	101.29	(25,996)	16.01
Outstanding, January 31, 2020	17,474	128.38	—	—
Granted	11,201	149.63	n/a	n/a
Vested	(8,296)	114.59	n/a	n/a
Forfeited	(2,588)	137.55	n/a	n/a
Outstanding, January 29, 2021	17,790	147.46	n/a	n/a
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
As of January 29, 2021, the 17.8 million units outstanding included 17.2 million of RSUs and 0.6 million of PSUs. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations.
Restricted stock that is expected to vest as of January 29, 2021 was as follows (units in thousands, aggregate intrinsic value in millions):

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Expected to vest	15,214	2.64	$2,097
(1) The aggregate intrinsic value represents the total pre-tax intrinsic values based on VMware's closing stock price of $137.85 as of January 29, 2021, which would have been received by the RSU holders had the RSUs been issued as of January 29, 2021.
The aggregate vesting date fair value of VMware’s restricted stock that vested during the years ended January 29, 2021, January 31, 2020 and February 1, 2019, was $1.1 billion, $1.4 billion and $1.1 billion respectively. As of January 29, 2021, restricted stock representing 17.8 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2.5 billion based on VMware’s closing stock price as of January 29, 2021.
The aggregate vesting date fair value of Pivotal’s restricted stock that vested during the year ended January 31, 2020, prior to the acquisition, was $68 million. No restricted stock vested during the year ended February 1, 2019.
VMware and Pivotal Employee Stock Purchase Plans
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. On June 25, 2019, VMware amended its ESPP to increase the number of shares available for issuance by 9.0 million shares of Class A common stock. As of January 29, 2021, the number of authorized

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
shares under the ESPP was 32.3 million shares. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. The option period is generally twelve months and includes two embedded six-month option periods. Options are exercised at the end of each embedded option period. If the fair market value of the stock is lower on the first day of the second embedded option period than it was at the time of grant, then the twelve-month option period expires and each participant is granted a new twelve-month option. As of January 29, 2021, 12.3 million shares of VMware Class A common stock were available for issuance under the ESPP.
The following table summarizes ESPP activity for VMware during the periods presented (cash proceeds in millions, shares in thousands):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Cash proceeds	$207	$172	$161
Class A common stock purchased	2,025	1,489	1,895
Weighted-average price per share	$102.44	$115.51	$84.95
As of January 29, 2021, $107 million of ESPP withholdings were recorded as a liability in accrued expenses and other on the consolidated balance sheets for the purchase that occurred on February 28, 2021.
Prior to the acquisition of Pivotal, Pivotal granted options to eligible Pivotal employees to purchase shares of its Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value of the Pivotal stock at the time of exercise. Pivotal’s ESPP activity was not material during the periods presented.
VMware and Pivotal Stock Options
The following table summarizes stock option activity for VMware and Pivotal since February 2, 2018 (shares in thousands):

	VMware Stock Options		Pivotal Stock Options
	Number of Shares	Weighted-Average Exercise Price (per share)	Number of Shares	Weighted-Average Exercise Price (per share)
Outstanding, February 2, 2018	1,647	$54.63	54,388	$7.82
Granted	574	16.07	2,832	14.03
Special Dividend adjustment	348	n/a	n/a	n/a
Forfeited	(31)	24.44	(2,028)	9.35
Expired	—	—	(273)	7.02
Exercised	(569)	46.73	(9,018)	6.89
Outstanding, February 1, 2019(1)	1,969	36.50	45,901	8.31
Granted(2)	1,571	73.19	—	—
Forfeited(3)	(149)	52.83	(10,822)	10.65
Expired	—	—	(128)	10.10
Exercised(4)	(776)	39.94	(34,951)	7.59
Outstanding, January 31, 2020	2,615	56.58	—	—
Granted	31	43.20	n/a	n/a
Forfeited	(156)	70.75	n/a	n/a
Exercised	(1,247)	52.34	n/a	n/a
Outstanding, January 29, 2021	1,243	58.68	n/a	n/a
(1) The weighted-average exercise price of options outstanding as of February 1, 2019 reflects the adjustments to the options as a result of the Special Dividend.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2) Stock option granted under the VMware equity plan includes 0.6 million options issued for unvested options assumed as part of the Pivotal acquisition.
(3) Stock options forfeited under the Pivotal equity plan includes 6.2 million options converted to VMware options as part of the Pivotal acquisition, using a conversion ratio of 0.1.
(4) Stock options exercised under the Pivotal equity plan includes $22.4 million of vested options that were settled in cash as part of the Pivotal acquisition.
The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.
The stock options outstanding as of January 29, 2021 had an aggregate intrinsic value of $98 million based on VMware’s closing stock price as of January 29, 2021.
Options outstanding that are exercisable and that have vested and are expected to vest as of January 29, 2021 were as follows (outstanding options in thousands, aggregate intrinsic value in in millions):

	VMware Stock Options
	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Exercisable	769	$54.72	5.12	$64
Vested and expected to vest	1,228	58.26	5.89	98

(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware's closing stock price of $137.85 as of January 29, 2021, which would have been received by the option holders had all in-the-money options been exercised as of that date.
The total fair value of VMware stock options that vested during the years ended January 29, 2021, January 31, 2020 and February 1, 2019 was $92 million, $64 million and $35 million, respectively. Total fair value of Pivotal stock options that vested during the years ended January 31, 2020 and February 1, 2019 was $27 million and $41 million, respectively.
The VMware stock options exercised during the years ended January 29, 2021, January 31, 2020 and February 1, 2019 had a pre-tax intrinsic value of $111 million, $103 million and $56 million, respectively. The Pivotal options exercised during the years ended January 31, 2020 and February 1, 2019 had a pre-tax intrinsic value of $278 million and $97 million, respectively. The pre-tax intrinsic value of Pivotal options exercised during the year ended January 31, 2020 includes vested options that were settled in cash as part of the Pivotal acquisition.
VMware Shares Repurchased for Tax Withholdings
During the years ended January 29, 2021, January 31, 2020 and February 1, 2019, VMware repurchased 3.0 million, 3.0 million and 2.6 million, respectively, of Class A common stock, for $413 million, $521 million and $373 million, respectively, to cover tax withholding obligations in connection with such equity awards. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units (including PSUs) during the period. The value of the withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax benefit on the consolidated statements of income. Net excess tax benefits recognized during the years ended January 29, 2021, January 31, 2020 and February 1, 2019 were $41 million, $182 million and $116 million, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation
The following table summarizes the components of total stock-based compensation included in VMware’s consolidated statements of income during the periods presented (table in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Cost of license revenue	$1	$1	$1
Cost of subscription and SaaS revenue	19	13	7
Cost of services revenue	99	83	58
Research and development	524	459	391
Sales and marketing	322	293	226
General and administrative	157	168	117
Stock-based compensation	1,122	1,017	800
Income tax benefit	(231)	(347)	(253)
Total stock-based compensation, net of tax	$891	$670	$547
As of January 29, 2021, the total unrecognized compensation cost for stock options and restricted stock was $1.9 billion and will be recognized through fiscal 2025 with a weighted-average remaining period of 1.5 years. Stock-based compensation related to VMware equity awards held by VMware employees is recognized on VMware’s consolidated statements of income over the awards’ requisite service periods.
Fair Value of VMware and Pivotal Options
The fair value of each option to acquire VMware Class A common stock and Pivotal Class A common stock granted during the periods presented was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended
	January 29,	January 31,	February 1,
VMware Stock Options	2021	2020	2019
Dividend yield	None	None	None
Expected volatility	38.8%	34.0%	31.9%
Risk-free interest rate	0.4%	1.5%	2.9%
Expected term (in years)	2.6	2.7	3.2
Weighted-average fair value at grant date	$102.55	$98.00	$143.01
Pivotal Stock Options
Dividend yield	n/a	n/a	None
Expected volatility	n/a	n/a	33.4%
Risk-free interest rate	n/a	n/a	2.8%
Expected term (in years)	n/a	n/a	6.08
Weighted-average fair value at grant date	n/a	n/a	$5.23
VMware Employee Stock Purchase Plan
Dividend yield	None	None	None
Expected volatility	36.1%	27.4%	33.5%
Risk-free interest rate	1.0%	1.7%	2.0%
Expected term (in years)	0.7	0.6	0.8
Weighted-average fair value at grant date	$33.60	$35.66	$34.72

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.
For equity awards granted under the VMware equity plan, volatility was based on an analysis of historical stock prices and implied volatility of VMware’s Class A common stock. The expected term was based on historical exercise patterns and post-vesting termination behavior, the term of the option period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as the Company has not historically paid, nor expects in the future to pay, regular dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
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
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, February 1, 2019	$2	$(4)	$(2)
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income, net of tax (provision) benefit of $—, $— and $—	(2)	—	(2)
Other comprehensive income (loss), net	(2)	—	(2)
Balance, January 31, 2020	—	(4)	(4)
Unrealized gains (losses), net of tax provision (benefit) of $—, $— and $—	(1)	—	(1)
Other comprehensive income (loss), net	(1)	—	(1)
Balance, January 29, 2021	$(1)	$(4)	$(5)
Unrealized gains and losses on VMware’s available-for-sale securities are reclassified to investment income on the consolidated statements of income in the period that such gains and losses are realized.
The effective portion of gains or losses resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments is reclassified to its related operating expense line item on the consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to the related operating expense functional line items on the consolidated statements of income were not significant to the individual functional line items during the periods presented.
R. Segment Information
VMware operates in one reportable operating segment; thus, all required financial segment information is included in the consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in order to allocate resources and assess performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revenue by type during the periods presented was as follows (table in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
Revenue:
License	$3,033	$3,181	$3,042
Subscription and SaaS	2,587	1,877	1,303
Total license and subscription and SaaS	5,620	5,058	4,345
Services:
Software maintenance	5,105	4,754	4,351
Professional services	1,042	999	917
Total services	6,147	5,753	5,268
Total revenue	$11,767	$10,811	$9,613
Revenue by geographic area during the periods presented was as follows (table in millions):

	For the Year Ended
	January 29,	January 31,	February 1,
	2021	2020	2019
United States	$5,878	$5,405	$4,696
International	5,889	5,406	4,917
Total	$11,767	$10,811	$9,613
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during each of the years ended January 29, 2021, January 31, 2020 and February 1, 2019.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	January 29,	January 31,
	2021	2020
United States	$864	$860
International	241	209
Total	$1,105	$1,069
As of January 29, 2021, the U.S. and India accounted for 80% and 10% of these assets, respectively. No individual country other than the U.S. accounted for 10% or more of these assets as of January 31, 2020.
VMware’s product and service solutions are helping customers in the following areas:
•Multi-Cloud
•Virtual Cloud Network
•Digital Workspace
•Application Modernization
•Intrinsic Security
VMware develops and markets product and service offerings within each of these areas. Additionally, synergies are leveraged across these areas. VMware’s products and services from each area may also be bundled as part of an enterprise agreement arrangement or packaged together and sold as a solution. Accordingly, it is not practicable to determine revenue by each of the areas described above.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of January 29, 2021 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 29, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of January 29, 2021 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended January 29, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended January 29, 2021. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
We have a code of ethics that applies to all of our employees, including our executive officers. Our Business Conduct Guidelines (available on our website) satisfy the requirements set forth in Item 406 of Regulation S-K and apply to all relevant persons set forth therein. We intend to disclose on our website at www.vmware.com amendments to, and, if applicable, waivers of, our code of ethics.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the section of our Proxy Statement entitled “Compensation of Executive Officers.”
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the section of our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section of our Proxy Statement entitled “Our Board of Directors and Nominees” and “Transactions with Related Persons.”
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section of our Proxy Statement entitled “Ratification of Selection of Independent Auditor.”

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
3.Exhibits: The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-33622	3.1	6/9/17
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
4.1	Form of Specimen Common Stock Certificate	S-1/A-4	333-142368	4.1	7/27/07
4.2	Indenture by and between VMware and The Bank of New York Mellon Trust company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.1	8/21/17
4.3	First Supplemental Indenture by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.2	8/21/17
4.4	Second Supplemental Indenture by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.3	8/21/17
4.5	Third Supplemental Indenture by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.4	8/21/17
4.6	Fourth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.2	4/7/20
4.7	Fifth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.3	4/7/20
4.8	Sixth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.4	4/7/20
4.9*	Description of VMware, Inc.’s securities
10.1	Amended and Restated Master Transaction Agreement between VMware, Inc., Dell Technologies Inc. and EMC Corporation dated January 9, 2018	10-K	001-33622	10.1	3/29/18
10.2	Second Amended and Restated Administrative Services Agreement between VMware, Inc., Dell Technologies Inc. and EMC Corporation dated January 18, 2019	10-K	001-33622	10.2	3/29/19
10.3	Second Amended and Restated Tax Sharing Agreement between VMware, Inc. and Dell Technologies Inc. effective as of December 30, 2019	8-K	001-33622	10.1	12/30/19
10.4	Form of Intellectual Property Agreement between VMware, Inc. and EMC Corporation	S-1/A-1	333-142368	10.4	6/11/07
10.5	Amended and Restated Real Estate License Agreement between VMware, Inc. and EMC Corporation dated September 21, 2015	10-Q	001-33622	10.5	11/9/15
10.6*+	Amended and Restated 2007 Equity and Incentive Plan, as amended December 10, 2020
10.7+	Form of Indemnification Agreement for VMware, Inc. Directors and Executive Officers, as approved April 5, 2017	10-Q	001-33622	10.7	6/9/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.8	Amended and Restated Insurance Matters Agreement between VMware, Inc., Dell Technologies Inc. and EMC Corporation dated January 9, 2018	10-K	001-33622	10.8	3/29/18
10.9+	Form of Stock Option Agreement, as amended May 13, 2015	10-Q	001-33622	10.9	8/5/15
10.10+	Form of Restricted Stock Unit Agreement, as amended June 14, 2019	10-Q	001-33622	10.10	9/9/19
10.11*+	Amended and Restated 2007 Employee Stock Purchase Plan, as amended December 10, 2020
10.12+	Executive Bonus Program, as amended and restated April 16, 2018	10-Q	001-33622	10.12	6/11/18
10.13	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)	10-Q	001-33622	10.25	8/3/11
10.14	Ground Lease between 3401 Hillview LLC and the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006	10-Q	001-33622	10.26	8/3/11
10.15*+	Form of Performance Stock Unit Agreement, as amended December 10, 2020
10.16+	Non-Qualified Deferred Compensation Plan, effective as of January 1, 2014	10-K	001-33622	10.26	2/25/14
10.17+	Non-Qualified Deferred Compensation Plan Adoption Agreement, amended and restated as of January 1, 2020	10-K	001-33622	10.18	3/26/20
10.18	Third Amendment to Ground Lease by and between the Board of Trustees of the Leland Stanford Junior University and 3401 Hillview LLC dated as of January 1, 2014	10-Q	001-33622	10.30	5/1/14
10.19	Promissory Note for $270 million due and payable on December 1, 2022, issued to EMC Corporation dated January, 31, 2014	10-Q	001-33622	10.34	5/1/14
10.20+	Change in Control Retention Plan, as amended and restated September 14, 2018	10-Q	001-33622	10.22	12/10/18
10.21	Governance Letter Agreement, dated as of July 1, 2018, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.1	7/2/18
10.22+	Executive Severance Plan, adopted September 14, 2018	8-K	001-33622	99.1	9/18/18
10.23	Waiver dated as of November 14, 2018, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.1	11/15/18
10.24	Letter Agreement between VMware, Inc., Dell Technologies Inc. and EMC Corporation dated April 1, 2019, in connection with the parties’ Amended and Restated Tax Sharing Agreement dated September 6, 2016	10-Q	001-33622	10.32	6/10/19
21*	List of subsidiaries
23*	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith
ITEM 16.FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	March 26, 2021	By:	/s/ Zane Rowe
Zane Rowe Chief Financial Officer, Interim Chief Executive Officer and Executive Vice President

Dated:	March 26, 2021	By:	/s/ J. Andrew Munk
J. Andrew Munk Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Amy Olli and Zane Rowe, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Date	Signature	Title

March 26, 2021	/s/ Zane Rowe	Chief Financial Officer, Interim Chief Executive Officer and Executive Vice President (Principal Financial Officer and Principal Executive Officer)
Zane Rowe

March 26, 2021	/s/ Michael Dell	Chairman
Michael Dell

March 26, 2021	/s/ Anthony Bates	Director
Anthony Bates

March 26, 2021	/s/ Marianne Brown	Director
Marianne Brown

March 26, 2021	/s/ Michael Brown	Director
Michael Brown

March 26, 2021	/s/ Donald Carty	Director
Donald Carty

March 26, 2021	/s/ Kenneth Denman	Director
Kenneth Denman

March 26, 2021	/s/ Egon Durban	Director
Egon Durban

March 26, 2021	/s/ Karen Dykstra	Director
Karen Dykstra

March 26, 2021	/s/ Patrick Gelsinger	Director
Patrick Gelsinger

March 26, 2021	/s/ Paul Sagan	Director
Paul Sagan

VMWARE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended January 29, 2021 income tax valuation allowance	$332	$58	$(1)	$(23)	$366
Year ended January 31, 2020 income tax valuation allowance	283	89	—	(40)	332
Year ended February 1, 2019 income tax valuation allowance	310	65	(32)	(60)	283