Form 10-Q
period 2021-04-30
VMWARE, INC.
filed 2021-06-07
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 28, 2021, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 418,930,983, of which 111,709,147 shares were Class A common stock and 307,221,836 were Class B common stock.

VMware, Pivotal, Workspace ONE, Carbon Black, Tanzu, CloudHealth, VeloCloud, Nyansa, vSphere, VMware vSAN, NSX, and Heptio are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended
	April 30,	May 1,
	2021	2020
Revenue(1):
License	$646	$660
Subscription and SaaS	741	572
Services	1,607	1,502
Total revenue	2,994	2,734
Operating expenses(2):
Cost of license revenue	37	40
Cost of subscription and SaaS revenue	157	126
Cost of services revenue	337	318
Research and development	708	665
Sales and marketing	959	917
General and administrative	236	246
Realignment	1	4
Operating income	559	418
Investment income	—	5
Interest expense	(50)	(49)
Other income (expense), net	(23)	(6)
Income before income tax	486	368
Income tax provision (benefit)	61	(18)
Net income	$425	$386
Net income per weighted-average share, basic for Classes A and B	$1.01	$0.92
Net income per weighted-average share, diluted for Classes A and B	$1.01	$0.92
Weighted-average shares, basic for Classes A and B	419,116	418,383
Weighted-average shares, diluted for Classes A and B	422,038	421,513
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$287	$323
Subscription and SaaS	173	115
Services	588	444
(2) Includes stock-based compensation as follows:
Cost of subscription and SaaS revenue	$5	$4
Cost of services revenue	25	22
Research and development	127	125
Sales and marketing	75	72
General and administrative	31	49
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	April 30,	May 1,
	2021	2020
Net income	$425	$386
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— and ($2)	2	(13)
Foreign currency translation adjustments	—	(1)
Total other comprehensive income (loss)	2	(14)
Comprehensive income, net of taxes	$427	$372
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	April 30,	January 29,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,594	$4,692
Short-term investments	120	23
Accounts receivable, net of allowance of $5 and $5	1,532	1,929
Due from related parties, net	753	1,438
Other current assets	537	530
Total current assets	8,536	8,612
Property and equipment, net	1,343	1,334
Other assets	2,592	2,697
Deferred tax assets	5,815	5,781
Intangible assets, net	926	993
Goodwill	9,599	9,599
Total assets	$28,811	$29,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205	$131
Accrued expenses and other	1,810	2,382
Unearned revenue	5,830	5,873
Total current liabilities	7,845	8,386
Note payable to Dell	270	270
Long-term debt	4,719	4,717
Unearned revenue	4,370	4,441
Income tax payable	816	805
Operating lease liabilities	891	891
Other liabilities	447	455
Total liabilities	19,358	19,965
Contingencies (refer to Note D)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 111,488 and 112,082 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 307,222 shares	3	3
Additional paid-in capital	1,960	1,985
Accumulated other comprehensive loss	(3)	(5)
Retained earnings	7,492	7,067
Total stockholders’ equity	9,453	9,051
Total liabilities and stockholders’ equity	$28,811	$29,016
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	April 30,	May 1,
	2021	2020
Operating activities:
Net income	$425	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269	244
Stock-based compensation	263	272
Deferred income taxes, net	(48)	(98)
Unrealized (gain) loss on equity securities, net	35	(6)
(Gain) loss on disposition of assets, revaluation and impairment, net	1	6
Other	1	(4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	395	352
Other current assets and other assets	(161)	(171)
Due to/from related parties, net	685	690
Accounts payable	65	(10)
Accrued expenses and other liabilities	(630)	(249)
Income taxes payable	80	15
Unearned revenue	(114)	(53)
Net cash provided by operating activities	1,266	1,374
Investing activities:
Additions to property and equipment	(70)	(87)
Sales of investments in equity securities	8	—
Purchases of strategic investments	—	(5)
Proceeds from disposition of assets	—	4
Business combinations, net of cash acquired, and purchases of intangible assets	(10)	(38)
Net cash used in investing activities	(72)	(126)
Financing activities:
Proceeds from issuance of common stock	131	106
Net proceeds from issuance of long-term debt	—	1,984
Repurchase of common stock	(371)	(181)
Shares repurchased for tax withholdings on vesting of restricted stock	(56)	(115)
Principal payments on finance lease obligations	(1)	(1)
Net cash provided by (used in) financing activities	(297)	1,793
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Net increase in cash, cash equivalents and restricted cash	897	3,040
Cash, cash equivalents and restricted cash at beginning of the period	4,770	3,031
Cash, cash equivalents and restricted cash at end of the period	$5,667	$6,071
Supplemental disclosures of cash flow information:
Cash paid for interest	$46	$74
Cash paid for taxes, net	38	76
Non-cash items:
Changes in capital additions, accrued but not paid	$3	$(7)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Three Months Ended April 30, 2021
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 29, 2021	112	$1	307	$3	$1,985	$7,067	$(5)	$9,051
Proceeds from issuance of common stock	1	—	—	—	131	—	—	131
Purchase and retirement of common stock	(3)	—	—	—	(371)	—	—	(371)
Issuance of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	—	—	(52)	—	—	(52)
Stock-based compensation	—	—	—	—	267	—	—	267
Total other comprehensive income (loss)	—	—	—	—	—	—	2	2
Net income	—	—	—	—	—	425	—	425
Balance, April 30, 2021	111	$1	307	$3	$1,960	$7,492	$(3)	$9,453

	Three Months Ended May 1, 2020
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 31, 2020	110	$1	307	$3	$2,000	$5,009	$(4)	$7,009
Proceeds from issuance of common stock	1	—	—	—	110	—	—	110
Purchase and retirement of common stock	(2)	—	—	—	(181)	—	—	(181)
Issuance of restricted stock	3	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	—	—	(154)	—	—	(154)
Stock-based compensation	—	—	—	—	272	—	—	272
Total other comprehensive income (loss)	—	—	—	—	—	—	(14)	(14)
Net income	—	—	—	—	—	386	—	386
Balance, May 1, 2020	112	$1	307	$3	$2,047	$5,395	$(18)	$7,428
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full fiscal year 2022. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s Annual Report on Form 10-K filed on March 26, 2021.
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware. As of April 30, 2021, Dell controlled 80.7% of VMware’s outstanding common stock and 97.5% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock and all of VMware’s Class B common stock.
As VMware is a majority-owned and controlled subsidiary of Dell, its results of operations and financial position are consolidated with Dell’s financial statements.
On April 14, 2021, VMware and Dell entered into a Separation and Distribution Agreement, pursuant to which, subject to the satisfaction of all closing conditions, Dell will distribute the shares of Class A Stock and Class B Stock owned by its wholly owned subsidiaries, to the holders of shares of Dell as of a record date determined pursuant to the Separation and Distribution Agreement on a pro rata basis (the “Spin-Off”). Immediately following, and automatically as a result of the Spin-Off, and prior to receipt thereof by Dell’s stockholders, each share of Class B Stock will automatically convert into one fully paid and non-assessable share of Class A Stock. Subject to the various conditions, VMware will also pay a cash dividend, pro rata, to each of the holders of Common Stock (including Dell) immediately prior to the Spin-Off in an aggregate amount equal to an amount to be mutually agreed by Dell and VMware between $11.5 billion and $12.0 billion (the “Special Dividend”). As a result of the Spin-Off, Michael Dell, chairman and chief executive officer of Dell, and Silver Lake Partners, of which Egon Durban, a VMware director, is a managing partner, will own direct interests in VMware. Dell would receive approximately $9.3 billion to $9.7 billion in cash based on Dell's current 80.7% ownership in VMware as of April 30, 2021. VMware expects to fund the Special Dividend, in part, through the incurrence of new indebtedness. The Spin-Off is expected to close during the fourth quarter of calendar 2021, subject to certain closing conditions, including receipt of a favorable Internal Revenue Service (“IRS”) ruling that the distribution of shares to Dell and its stockholders will qualify as generally tax-free for U.S. federal income tax purposes.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Recently Adopted Accounting Standards
Effective January 30, 2021, VMware adopted, on a modified retrospective basis, Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for convertible instruments and contracts in an entity’s own equity and amends the diluted earnings per share guidance for greater consistency within the standard. The standard did not have an impact on the Company’s condensed consolidated financial statements during the three months ended April 30, 2021.
Effective January 30, 2021, VMware adopted ASU No. 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes. The standard did not have a material impact on the Company’s condensed consolidated financial statements.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $40 million and $43 million as of April 30, 2021 and January 29, 2021, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of April 30, 2021, customer deposits related to customer prepayments and cloud credits of $283 million were included in accrued expenses and other, and $155 million were included in other liabilities on the condensed consolidated balance sheets.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of January 29, 2021, customer deposits related to customer prepayments and cloud credits of $294 million were included in accrued expenses and other, and $163 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of April 30, 2021 and January 29, 2021 were $20 million and $31 million, respectively. Deferred commissions included in other assets were $1.1 billion and $1.1 billion as of April 30, 2021 and January 29, 2021, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $125 million and $100 million during the three months ended April 30, 2021 and May 1, 2020, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	April 30,	January 29,
	2021	2021
Unearned license revenue	$16	$15
Unearned subscription and SaaS revenue	2,064	1,998
Unearned software maintenance revenue	6,957	7,092
Unearned professional services revenue	1,163	1,209
Total unearned revenue	$10,200	$10,314
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of April 30, 2021 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended April 30, 2021 were $1.9 billion and $2.0 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Revenue recognized during the three months ended May 1, 2020 was $1.8 billion and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted non-cancellable customer contracts at the end of any given period.
As of April 30, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.0 billion, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% was expected to be recognized as revenue during fiscal 2022, and the remainder thereafter.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
During the three months ended April 30, 2021 and May 1, 2020, revenue from Dell accounted for 35% and 32% of VMware’s consolidated revenue, respectively. During the three months ended April 30, 2021 and May 1, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 13% and 12% of total revenue from Dell, respectively, or 5% and 4% of VMware’s consolidated revenue, respectively.
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts		Unearned Revenue
	Three Months Ended		As of
	April 30,	May 1,	April 30,	January 29,
	2021	2020	2021	2021
Reseller revenue	$1,036	$864	$4,928	$4,952
Internal-use revenue	12	18	42	45
Receipts from Dell for collaborative technology projects were not material during the three months ended April 30, 2021 and May 1, 2020.
Customer deposits resulting from transactions with Dell were $209 million and $214 million as of April 30, 2021 and January 29, 2021, respectively.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020
Purchases and leases of products and purchases of services(1)	$47	$44
Dell subsidiary support and administrative costs	13	27
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
In connection with and subject to the consummation of the Spin-Off, VMware and Dell have agreed to enter into a commercial agreement that is intended to preserve and enhance the Company’s strategic partnership with Dell to deliver joint customer value and a transition services agreement to facilitate the transactions and the operation of the Company and Dell following the Spin-Off.
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were not significant during the three months ended April 30, 2021 and were $13 million during the three months ended May 1, 2020.
Tax Agreements with Dell
In connection with the Spin-Off and concurrently with the execution of the Separation and Distribution Agreement, effective as of April 14, 2021, VMware and Dell entered into a Tax Matters Agreement (the “Tax Matters Agreement”) and agreed to terminate the tax sharing agreement as amended on December 30, 2019 (together, the “Tax Agreements”). The Tax Matters Agreement governs the Company’s and Dell’s respective rights and obligations, both for pre-Spin-Off periods and post-Spin-Off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.
Payments received from and made to Dell pursuant to the Tax Agreements were $45 million and $12 million, respectively, during the three months ended April 30, 2021 and payments made to Dell pursuant to the Tax Agreements during the three months ended May 1, 2020 were $25 million.
Payments from VMware to Dell under the Tax Agreements relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the Tax Agreements. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and VMware executed on April 1, 2019 (the “Letter Agreement”). VMware’s portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and VMware’s payments to Dell generally are capped at the amount that VMware would have paid on a separate tax return basis. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the Tax Agreements that was recorded in additional paid-in capital was not significant during each of the three months ended April 30, 2021 and May 1, 2020.
As a result of the activity under the Tax Agreements with Dell, amounts due to Dell were $523 million and $451 million as of April 30, 2021 and January 29, 2021, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The 2017 Tax Act included a deferral election for an eight-year installment payment method on the Transition Tax. The Company expects to pay the remainder of its Transition Tax over a period of five years.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Pivotal Tax Sharing Agreement with Dell
During the fourth quarter of fiscal 2020, VMware completed the acquisition of Pivotal. Pivotal continues to file its separate tax return for U.S. federal income tax purposes as it left the Dell consolidated tax group at the time of Pivotal’s IPO in April 2018. Pivotal continues to be included on Dell’s unitary state tax returns. Pursuant to a tax sharing agreement, Pivotal historically received payments from Dell for tax benefits that Dell realized due to Pivotal’s inclusion on such returns. There were no payments received from Dell during the three months ended April 30, 2021 and May 1, 2020.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	April 30,	January 29,
	2021	2021
Due from related parties, current	$848	$1,558
Due to related parties, current(1)	95	120
Due from related parties, net, current	$753	$1,438
(1) Includes an immaterial amount related to the Company’s current operating lease liabilities due to related parties.
The Company also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of April 30, 2021 and January 29, 2021.
Amounts in due from related parties, net, excluding DFS and tax obligations, include the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
As of April 30, 2021 and January 29, 2021, VMware had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During each of the three months ended April 30, 2021 and May 1, 2020, interest expense on the notes payable to Dell was not significant.
D. Commitments and Contingencies
Litigation
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). Separately, on June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Court against Dell, VMware, Michael Dell, Robert Mee, and Cynthia Gaylor (the “Lopez Action”), which alleges breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit against the same defendants asserting similar claims (the “Howarth Action”). On August 14, 2020, the Court entered an order consolidating the Appraisal Action, the Lopez Action, and the Howarth Action into a single action (the “Consolidated Action”) for all purposes including pretrial discovery and trial. The Court has not yet issued a scheduling order for the Consolidated Action, but the parties have moved forward with pretrial discovery. On June 23, 2020, the Company made a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. In addition, on September 23, 2020, the Company filed a motion to dismiss the claims asserted in the Lopez Action and the Howarth Action. A hearing on this motion occurred on April 27, 2021, but the Court has not yet issued its ruling. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend itself in connection with this matter.
On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) sued VMware in the United States District Court for the District of Delaware (the “Delaware Court”) for allegedly infringing two patents and three trademarks (“First Action”). After an August 6, 2019 hearing, the Delaware Court denied Cirba’s preliminary injunction motion. On August 20, 2019, VMware filed counterclaims against Cirba for infringing four VMware patents. The Delaware Court severed VMware’s patent infringement counterclaims from Cirba’s claims. On January 24, 2020, a jury returned a verdict that VMware had willfully infringed Cirba’s two patents and awarded approximately $237 million in damages. As to Cirba’s trademark-related claims, the

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
jury found that VMware was not liable. A total of $237 million was accrued for the First Action as of January 31, 2020, which reflected the estimated losses that were considered both probable and reasonably estimable at that time. The amount accrued for this matter was included in accrued expenses and other on the consolidated balance sheet as of January 31, 2020 and the charge was included in general and administrative expense on the consolidated statement of income for the year ended January 31, 2020. On March 9, 2020, the parties filed post-trial motions in the First Action. On December 21, 2020, the Delaware Court granted VMware’s request for a new trial based, in part, on Cirba Inc.’s lack of standing, set aside the verdict and damages award, and denied Cirba’s post-trial motions (the “Post-Trial Order”). On October 22, 2019, VMware filed a separate lawsuit against Cirba Inc. in the United States District Court for the Eastern District of Virginia for infringing four additional VMware patents (“Second Action”). The Second Action was transferred to the Delaware Court on February 25, 2020. On March 23, 2020, Cirba filed a counterclaim against VMware in the Second Action alleging infringement of an additional Cirba patent. The Delaware Court consolidated the First and Second Actions and ordered a consolidated trial on all of the parties’ patent infringement claims and counterclaims. On January 20, 2021, Cirba moved to certify the Post-Trial Order to enable an interlocutory appeal to the United States Court of Appeals for the Federal Circuit, and on May 3, 2021 the Court denied Cirba’s motion. Also, on May 3, 2021, the Court granted Cirba’s motion for leave to assert an additional patent against VMware. Separately, in February 2021, the U.S. Patent and Trademark Office (“PTO”) granted VMware’s ex parte reexamination request as to the ‘687 patent (which was at issue in the January 2020 trial and subject to the Court’s new trial order). In addition, in May 2021, the PTO’s Patent Trial and Appeal Board instituted Inter Partes Review (“IPR”) of the “492 patent in response to VMware’s IPR petition. As of January 29, 2021, the Company reassessed its estimated loss accrual for the First Action based on the Post-Trial Order and determined that a loss was no longer probable and reasonably estimable with respect to the consolidated First and Second Actions. Accordingly, the estimated loss accrual of $237 million recorded on the consolidated balance sheet was derecognized, with the credit included in general and administrative expense on the consolidated income statement for the year ended January 29, 2021. The Company is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be. The Company intends to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of April 30, 2021, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
E. Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	April 30, 2021
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$958	$(505)	$453
Customer relationships and customer lists	11.5	726	(305)	421
Trademarks and tradenames	7.6	132	(83)	49
Other	2.0	21	(18)	3
Total definite-lived intangible assets		$1,837	$(911)	$926

	January 29, 2021
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$948	$(462)	$486
Customer relationships and customer lists	11.4	727	(281)	446
Trademarks and tradenames	7.6	132	(78)	54
Other	2.0	21	(14)	7
Total definite-lived intangible assets		$1,828	$(835)	$993
Amortization expense on definite-lived intangible assets was $77 million and $80 million during the three months ended April 30, 2021 and May 1, 2020, respectively.
Based on intangible assets recorded as of April 30, 2021 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2022	$224
2023	251
2024	199
2025	106
2026	66
Thereafter	80
Total	$926
F. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common stock outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock units (“RSUs”), including performance stock unit (“PSU”) awards, and stock options, including purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computation of diluted net income per share if their effect would be anti-dilutive. VMware uses the two-class method to calculate net income per share. Since both classes share the same rights in dividends, basic and diluted earnings per share are the same for both classes.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended
	April 30,	May 1,
	2021	2020
Net income attributable to VMware, Inc.	$425	$386

Weighted-average shares, basic for Classes A and B	419,116	418,383
Effect of other dilutive securities	2,922	3,130
Weighted-average shares, diluted for Classes A and B	422,038	421,513
Net income per weighted-average share, basic for Classes A and B	$1.01	$0.92
Net income per weighted-average share, diluted for Classes A and B	$1.01	$0.92
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended
	April 30,	May 1,
	2021	2020
Anti-dilutive securities:
Employee stock options	40	550
Restricted stock units	513	6,167
Total	553	6,717

G. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
Cash and Cash Equivalents
Cash and cash equivalents totaled $5.6 billion and $4.7 billion as of April 30, 2021 and January 29, 2021, respectively. Cash equivalents were $4.8 billion as of April 30, 2021 and consisted of money-market funds of $4.7 billion and time deposits of $89 million. Cash equivalents were $3.8 billion as of January 29, 2021 and consisted of money-market funds of $3.7 billion and time deposits of $102 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of April 30, 2021 and January 29, 2021 (table in millions):

	April 30,	January 29,
	2021	2021
Cash and cash equivalents	$5,594	$4,692
Restricted cash within other current assets	58	56
Restricted cash within other assets	15	22
Total cash, cash equivalents and restricted cash	$5,667	$4,770
Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Short-Term Investments
Short-term investments totaled $120 million and $23 million as of April 30, 2021 and January 29, 2021, respectively, and consisted of marketable equity securities. Short-term investments as of April 30, 2021 consisted of marketable equity securities that were previously subject to a certain sale restriction and therefore were classified as other assets on the condensed consolidated balance sheet as of January 29, 2021. Refer to Note I for more information regarding the Company’s marketable equity securities.
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
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	April 30,	January 29,	Effective Interest Rate
	2021	2021
Senior Notes issued August 21, 2017:
2.95% Senior Note Due August 21, 2022	$1,500	$1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750	750	4.70%
4.65% Senior Note Due May 15, 2027	500	500	4.80%
4.70% Senior Note Due May 15, 2030	750	750	4.86%
Total principal amount	4,750	4,750
Less: unamortized discount	(6)	(7)
Less: unamortized debt issuance costs	(25)	(26)
Net carrying amount included in long-term debt	$4,719	$4,717
Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $48 million and $39 million during the three months ended April 30, 2021 and May 1, 2020, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.0 billion for general corporate purposes. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of April 30, 2021 and January 29, 2021, there was no outstanding borrowing under the revolving credit facility. The credit agreement contains certain representations, warranties and

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
covenants. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility may vary based on VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three months ended April 30, 2021 and May 1, 2020.
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	April 30, 2021
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$4,725	$—	$4,725
Time deposits(1)	—	89	89
Total cash equivalents	$4,725	$89	$4,814
Short-term investments:
Marketable equity securities	$120	$—	$120
Total short-term investments	$120	$—	$120

	January 29, 2021
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$3,738	$—	$3,738
Time deposits(1)	—	102	102
Total cash equivalents	$3,738	$102	$3,840
Short-term investments:
Marketable equity securities	$23	$—	$23
Total short-term investments	$23	$—	$23
(1) Time deposits were valued at amortized cost, which approximated fair value.
The note payable to Dell and the Senior Notes were not adjusted to fair value. The fair value of the note payable to Dell was $275 million and $276 million as of April 30, 2021 and January 29, 2021, respectively. The fair value of the Senior Notes was approximately $5.2 billion and $5.3 billion as of April 30, 2021 and January 29, 2021, respectively. Fair value for the note payable to Dell and the Senior Notes was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. There is no net impact to the condensed consolidated statements of income since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at $167 million and

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
$140 million as of April 30, 2021 and January 29, 2021, respectively, and were included in other assets and other liabilities on the condensed consolidated balance sheets, respectively.
Equity Securities With a Readily Determinable Fair Value
VMware’s equity securities include an investment in a company that completed its initial public offering during the third quarter of fiscal 2021. The fair value of the investment is based on quoted prices for identical assets in an active market (Level 1). As of January 29, 2021, this investment had a fair value of $162 million, of which $139 million was included in other assets on the condensed consolidated balance sheet due to a certain sale restriction and $23 million was included in short-term investments as they were unrestricted and available for sale. The sale restriction lapsed for the remaining shares during the three months ended April 30, 2021. As of April 30, 2021, the fair value of the investment was $120 million and was included in short-term investments on the condensed consolidated balance sheet. During the three months ended April 30, 2021, VMware recognized unrealized losses of $33 million on the investment. All gains and losses, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of April 30, 2021 and January 29, 2021, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $128 million and $129 million, respectively, and were included in other assets on the condensed consolidated balance sheets. Unrealized gains and losses recognized during the three months ended April 30, 2021 and May 1, 2020 were not significant. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three months ended April 30, 2021 and May 1, 2020, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have contractual maturities of twelve months or less, and as of April 30, 2021 and January 29, 2021, outstanding forward contracts had a total notional value of $374 million and $486 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of April 30, 2021 and January 29, 2021.
During the three months ended April 30, 2021 and May 1, 2020, all cash flow hedges were considered effective.
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
These forward contracts generally have a contractual maturity of one month, and as of April 30, 2021 and January 29, 2021, outstanding forward contracts had a total notional value of $907 million and $1.2 billion, respectively. The notional value

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of April 30, 2021 and January 29, 2021.
Gains related to the settlement of forward contracts were not significant during the three months ended April 30, 2021, and were $15 million during the three months ended May 1, 2020. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three months ended April 30, 2021 and May 1, 2020. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
K. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 25 years.
The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020
Operating lease expense	$49	$46
Finance lease expense:
Amortization of right-of-use (“ROU”) assets	2	2
Short-term lease expense	—	1
Variable lease expense	7	8
Total lease expense	$58	$57
From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not significant during the periods presented.
Supplemental cash flow information related to operating and finance leases during the periods presented was as follows (table in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44	$43
Financing cash flows from finance leases	1	1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$44	$74
Finance leases	—	1

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Supplemental balance sheet information related to operating and finance leases as of the period presented was as follows (table in millions):

	April 30, 2021
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$1,001	$51

Lease liabilities, current(2)	$115	$5
Lease liabilities, non-current(3)	891	48
Total lease liabilities	$1,006	$53

	January 29, 2021
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$997	$53

Lease liabilities, current(2)	$109	$5
Lease liabilities, non-current(3)	891	50
Total lease liabilities	$1,000	$55
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
Lease term and discount rate related to operating and finance leases as of the period presented were as follows:

	April 30,	January 29,
	2021	2021
Weighted-average remaining lease term (in years)
Operating leases	12.4	12.6
Finance leases	8.0	8.3
Weighted-average discount rate
Operating leases	3.4%	3.5%
Finance leases	2.9%	2.9%

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of the period presented (table in millions):

	April 30, 2021
	Operating Leases	Finance Leases
Remainder of 2022	$105	$5
2023	171	7
2024	141	7
2025	109	6
2026	92	7
Thereafter	669	27
Total future minimum lease payments	1,287	59
Less: Imputed interest	(281)	(6)
Total lease liabilities(1)	$1,006	$53
(1) Total lease liabilities as of April 30, 2021 excluded legally binding lease payments for leases signed but not yet commenced of $96 million.
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
During May 2019, VMware’s board of directors authorized the repurchase of up to $1.5 billion of Class A common stock through January 29, 2021. During July 2020, VMware’s board of directors extended authorization of the existing stock repurchase program through January 28, 2022 and authorized the repurchase of up to an additional $1.0 billion of Class A common stock through January 28, 2022. As of April 30, 2021, the cumulative authorized amount remaining for stock repurchases was $684 million.
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended
	April 30,	May 1,
	2021	2020
Aggregate purchase price(1)	$371	$181
Class A common stock repurchased	2,500	1,540
Weighted-average price per share	$148.42	$117.52
VMware Restricted Stock
VMware’s restricted stock primarily consists of RSU awards granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of the grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware’s Class A common stock.
VMware’s restricted stock also includes PSU awards granted to certain VMware executives and employees. PSU awards have performance conditions and, in certain cases, a time-based or market-based vesting component. Upon vesting, PSU awards convert into VMware’s Class A common stock at various ratios ranging from 0.4 to 2.0 shares per PSU, depending upon the degree of achievement of the performance or market-based target designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes restricted stock activity since January 29, 2021 (units in thousands):

	VMware RSUs
	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 29, 2021	17,790	$147.46
Granted	1,126	124.52
Vested	(874)	133.62
Forfeited	(960)	106.12
Outstanding, April 30, 2021	17,082	147.96
The aggregate vesting date fair value of VMware’s restricted stock that vested during the three months ended April 30, 2021 was $128 million. As of April 30, 2021, restricted stock representing 17.1 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2.7 billion based on VMware’s closing stock price as of April 30, 2021.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax provision (benefit) on the condensed consolidated statements of income. Net excess tax benefits recognized during the three months ended April 30, 2021 was not material and was $13 million during the three months ended May 1, 2020.
Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, January 29, 2021	$(1)	$(4)	$(5)
Unrealized gains (losses), net of tax provision (benefit) of $—, $—, and $—	2	—	2
Other comprehensive income (loss), net	2	—	2
Balance, April 30, 2021	$1	$(4)	$(3)

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, January 31, 2020	$—	$(4)	$(4)
Unrealized gains (losses), net of tax provision (benefit) of ($2), $— and ($2)	(13)	—	(13)
Foreign currency translation adjustments	—	(1)	(1)
Other comprehensive income (loss), net	(13)	(1)	(14)
Balance, May 1, 2020	$(13)	$(5)	$(18)
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
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020
Revenue:
License	$646	$660
Subscription and SaaS	741	572
Total license and subscription and SaaS	1,387	1,232
Services:
Software maintenance	1,321	1,245
Professional services	286	257
Total services	1,607	1,502
Total revenue	$2,994	$2,734
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020
United States	$1,466	$1,363
International	1,528	1,371
Total	$2,994	$2,734
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three months ended April 30, 2021 and May 1, 2020.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	April 30,	January 29,
	2021	2021
United States	$852	$864
International	244	241
Total	$1,096	$1,105
As of April 30, 2021 and January 29, 2021, the U.S. and India accounted for approximately 80% and 10% of these assets, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of April 30, 2021 should be read in conjunction with our consolidated financial statements for the year ended January 29, 2021 contained in our Annual Report on Form 10-K filed on March 26, 2021.
Period-over-period changes are calculated based upon the respective underlying non-rounded data. We refer to our fiscal years ended January 28, 2022 and January 29, 2021 as “fiscal 2022” and “fiscal 2021,” respectively. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”
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
We sell our solutions using enterprise agreements (“EAs”) or as part of our non-EA, or transactional, business. EAs are comprehensive offerings that may include license and subscription and SaaS, offered both directly by us and through certain channel partners that also provide for multi-year maintenance and support. We continue to experience strong renewals resulting in additional sales of both our existing and newer products and solutions.
Our vSphere and vRealize Cloud Management products form the foundation of our customers’ private cloud environments and provide the capabilities for our customers to extend their private cloud to the public cloud and to help them run, manage, secure and connect all their applications across all clouds and devices. During the three months ended April 30, 2021, we saw a decline in our on-premises license sales as customers transition to our subscription and SaaS offerings.
During the three months ended April 30, 2021, revenue growth in our subscription and SaaS offerings was primarily driven by our VMware Cloud Provider Program (“VCPP”), VMware Workspace ONE (“Workspace ONE”), VMware Carbon Black Cloud, VMware Tanzu and VMware Cloud on AWS. We expect revenue growth derived from our subscription and SaaS offerings to continue. In addition, we expect operating margin to be negatively impacted in fiscal 2022 as a result of our incremental investment in our subscription and SaaS portfolio.
During the three months ended April 30, 2021, we continued to see an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold with perpetual licenses. As this trend continues, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As a result, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, may be less relevant on a stand-alone basis, and we believe that the overall growth rate of our combined license and subscription and SaaS revenue, as well as the growth in remaining performance obligations, will become better indicators of our future growth prospects.
Dell Go-to-Market Initiatives
We continue joint marketing, sales, branding and product development efforts with Dell Technology Inc. (“Dell”) and other Dell companies to enhance the collective value we deliver to our mutual customers. During the three months ended April 30, 2021, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 35% of our consolidated revenue. These purchases included Dell as an original equipment manufacturer (“OEM”), which accounted for 13% of our revenue from Dell, or 5% of our consolidated revenue, during the three months ended April 30, 2021. The remaining revenue from Dell consisted of Dell acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services (“DFS”) also provided financing to our end users at our end users’ discretion.

COVID-19 Impact
The worldwide spread of COVID-19 resulted in a global slowdown of economic activity while also disrupting sales channels and marketing activities and the COVID-19 pandemic may cause economic disruption and market volatility in future periods. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future course of the pandemic, the ongoing economic impact and the degree and rate of economic recovery remain highly uncertain and continue to rapidly evolve. Although the pandemic has not had the level of financial impact on our business we initially expected, we did experience negative impacts on our sales and certain of our financial results and there continues to be uncertainty regarding the magnitude and duration of the economic effects of the COVID-19 pandemic and the extent to which it will have a negative impact on our sales and our financial results for the remainder of fiscal 2022. For example, license revenue decreased during fiscal 2021 due in part to the effects of COVID-19 as a number of our customers’ business plans were impacted by the pandemic.
We continue to closely monitor the impact of the pandemic on all aspects of our business.
Spin-Off and Special Dividend
On April 14, 2021, we entered into a Separation and Distribution Agreement with Dell, pursuant to which, subject to the satisfaction of all closing conditions, Dell will distribute the shares of Class A Stock and Class B Stock owned by its wholly owned subsidiaries, to the holders of shares of Dell as of a record date determined pursuant to the Separation and Distribution Agreement on a pro rata basis (the “Spin-Off”). Subject to the various conditions, we will pay a cash dividend, pro rata, to each of the holders of Common Stock (including Dell) immediately prior to the Spin-Off in an aggregate amount equal to an amount to be mutually agreed by us and Dell between $11.5 billion and $12.0 billion (the “Special Dividend”). We expect to fund the Special Dividend, in part, through the incurrence of new indebtedness. The Spin-Off is expected to close during the fourth quarter of calendar 2021, subject to certain closing conditions, including receipt of a favorable Internal Revenue Service ruling that the distribution of shares to Dell and its stockholders will qualify as generally tax-free for U.S. federal income tax purposes.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020	$ Change	% Change
Revenue:
License	$646	$660	$(15)	(2)%
Subscription and SaaS	741	572	169	29
Total license and subscription and SaaS	1,387	1,232	154	12
Services:
Software maintenance	1,321	1,245	75	6
Professional services	286	257	30	12
Total services	1,607	1,502	106	7
Total revenue	$2,994	$2,734	$260	9

Revenue:
United States	$1,466	$1,363	$102	8%
International	1,528	1,371	157	11
Total revenue	$2,994	$2,734	$260	9
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
License Revenue
License revenue decreased during the three months ended April 30, 2021 compared to the three months ended May 1, 2020, largely due to a shift in demand from our on-premises solutions sold with perpetual licenses to cloud-based solutions. Additionally, as customers adopt our cloud-based offerings, license revenue may be lower and subject to greater fluctuation in the future, driven by a higher percentage of cloud-based offerings being sold as well as the variability of large deals between fiscal quarters, which deals historically have had a large license revenue impact.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during the three months ended April 30, 2021 compared to the three months ended May 1, 2020. Revenue growth from our VCPP, Workspace ONE, VMware Carbon Black Cloud, VMware Tanzu and VMware Cloud on AWS offerings continued to contribute to subscription and SaaS revenue growth during the three months ended April 30, 2021 compared to the three months ended May 1, 2020.
Services Revenue
During the three months ended April 30, 2021, software maintenance revenue continued to benefit from maintenance contracts sold in previous periods. In each period presented, customers purchased, on a weighted-average basis, greater than two years of support and maintenance with each new license purchased.
Professional services revenue increased during the three months ended April 30, 2021 compared to the three months ended May 1, 2020. Services we provide through our technical account managers and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. We continue to also focus on enabling our partners to deliver professional services for our solutions, and as such, our professional services revenue may vary as we continue to leverage our partners. Timing of service engagements will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	April 30,	January 29,
	2021	2021
Unearned license revenue	$16	$15
Unearned subscription and SaaS revenue	2,064	1,998
Unearned software maintenance revenue	6,957	7,092
Unearned professional services revenue	1,163	1,209
Total unearned revenue	$10,200	$10,314
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of April 30, 2021 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Remaining Performance Obligations and Backlog
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted non-cancellable customer contracts at the end of any given period.

As of April 30, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.0 billion, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% was expected to be recognized as revenue during fiscal 2022, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS, and services. As of April 30, 2021, our total backlog was $52 million, and our backlog related to licenses was $14 million. For our backlog related to licenses, we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $15 million as of April 30, 2021 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs.
As of January 29, 2021, our total backlog was $93 million, and our backlog related to licenses was $23 million. The amount excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs was $18 million as of January 29, 2021.
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
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Our cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in headcount across most of our income statement expense categories, offset in part by decreased travel-related costs resulting from travel restrictions imposed in response to the COVID-19 pandemic for the three months ended April 30, 2021.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020	$ Change	% Change
Cost of license revenue	$37	$40	$(2)	(6)%
% of License revenue	6%	6%
Cost of license revenue remained relatively consistent during the three months ended April 30, 2021 compared to the three months ended May 1, 2020.
Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020	$ Change	% Change
Cost of subscription and SaaS revenue	$152	$122	$29	24%
Stock-based compensation	5	4	2	43
Total expenses	$157	$126	$31	24
% of Subscription and SaaS revenue	21%	22%

Cost of subscription and SaaS revenue increased during the three months ended April 30, 2021 compared to the three months ended May 1, 2020. The increase was primarily driven by increased equipment and depreciation of $11 million, as well as growth in cash-based employee-related cost of $11 million, which was primarily driven by incremental growth in headcount.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020	$ Change	% Change
Cost of services revenue	$312	$296	$16	6%
Stock-based compensation	25	22	3	13
Total expenses	$337	$318	$19	6
% of Services revenue	21%	21%
Cost of services revenue increased during the three months ended April 30, 2021 compared to the three months ended May 1, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $19 million, primarily driven by incremental growth in headcount.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020	$ Change	% Change
Research and development	$581	$540	$40	7%
Stock-based compensation	127	125	3	2
Total expenses	$708	$665	$42	6
% of Total revenue	24%	24%
Research and development expenses increased during the three months ended April 30, 2021 compared to the three months ended May 1, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $42 million, primarily driven by incremental growth in headcount, as well as increased equipment and depreciation. These increases were partially offset by increased capitalized internal-use software development costs of $13 million.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020	$ Change	% Change
Sales and marketing	$884	$845	$39	5%
Stock-based compensation	75	72	1	2
Total expenses	$959	$917	$40	4
% of Total revenue	32%	34%
Sales and marketing expenses increased during the three months ended April 30, 2021 compared to the three months ended May 1, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $89 million, primarily driven by incremental growth in headcount, as well as higher commission costs of $31 million resulting from increased sales volume. The increase was partially offset by decreased costs incurred for sales enablement-based initiatives of $26 million, as well as decreased travel-related costs of $15 million resulting from travel restrictions imposed in response to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020	$ Change	% Change
General and administrative	$205	$197	$8	4%
Stock-based compensation	31	49	(18)	(36)
Total expenses	$236	$246	$(9)	(4)
% of Total revenue	8%	9%
General and administrative expenses decreased during the three months ended April 30, 2021 compared to the three months ended May 1, 2020. The decrease was primarily driven by decreased acquisition-related costs of $18 million, as well as decreased stock-based compensation of $18 million, which was primarily due to the departure of our former Chief Executive Officer. These decreases were partially offset by an increase in cash-based employee-related expenses of $27 million, primarily driven by incremental growth in headcount.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020	$ Change	% Change
Other income (expense), net	$(23)	$(6)	$(18)	(288)%
% of Total revenue	(1)%	—%
Other income (expense), net during the three months ended April 30, 2021 was primarily driven by an unrealized loss of $33 million recognized on one of our investments in equity securities, which completed its initial public offering during the third quarter of fiscal 2021. The fair value of the publicly traded investment is determined primarily using the quoted market price of its common stock. As a result, any volatility in its publicly traded common stock introduces a degree of variability to our consolidated statements of income.
Income Tax Provision (Benefit)
The following table summarizes our income tax provision (benefit) during the periods presented (dollars in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020
Income tax provision (benefit)	$61	$(18)
Effective income tax rate	12.6%	N/M
N/M - Effective tax rate is not considered meaningful.
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. The change in our effective income tax rate for the three months ended April 30, 2021 compared to the three months ended May 1, 2020 was primarily driven by a discrete tax benefit of $59 million recognized as a deferred tax asset due to an intra-group transfer of Pivotal’s intellectual property rights to our Irish subsidiary during the three months ended May 1, 2020.
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
During the three months ended April 30, 2021 and May 1, 2020, revenue from Dell accounted for 35% and 32% of our consolidated revenue, respectively. During the three months ended April 30, 2021 and May 1, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 13% and 12% of total revenue from Dell, respectively, or 5% and 4% of our consolidated revenue, respectively.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts		Unearned Revenue
	Three Months Ended		As of
	April 30,	May 1,	April 30,	January 29,
	2021	2020	2021	2021
Reseller revenue	$1,036	$864	$4,928	$4,952
Internal-use revenue	12	18	42	45
Sales through Dell as a distributor, which is included in reseller revenue, continues to grow rapidly.
Receipts from Dell for collaborative technology projects were not material during the three months ended April 30, 2021 and May 1, 2020.

Customer deposits resulting from transactions with Dell were $209 million and $214 million as of April 30, 2021 and January 29, 2021, respectively.
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
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020
Purchases and leases of products and purchases of services(1)	$47	$44
Dell subsidiary support and administrative costs	13	27
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
In connection with and subject to the consummation of the Spin-Off, we and Dell have agreed to enter into a commercial agreement that is intended to preserve and enhance our strategic partnership with Dell to deliver joint customer value and a transition services agreement to facilitate the transactions and the operation of us and Dell following the Spin-Off.
Dell Financial Services
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were not significant during the three months ended April 30, 2021 and were $13 million during the three months ended May 1, 2020.

Tax Agreements with Dell
In connection with the Spin-Off and concurrently with the execution of the Separation and Distribution Agreement, effective as of April 14, 2021, we and Dell entered into a Tax Matters Agreement (the “Tax Matters Agreement”) and agreed to terminate the tax sharing agreement as amended on December 30, 2019 (together, the “Tax Agreements”). The Tax Matters Agreement governs the Company’s and Dell’s respective rights and obligations, both for pre-Spin-Off periods and post-Spin-Off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.
Payments received from and made to Dell pursuant to the Tax Agreements were $45 million and $12 million, respectively, during the three months ended April 30, 2021 and payments made to Dell pursuant to the Tax Agreements during the three months ended May 1, 2020 were $25 million.
Payments from us to Dell under the Tax Agreements relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the Tax Agreements. Our portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and us executed on April 1, 2019 (the “Letter Agreement”). Our portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and our payments to Dell generally are capped at the amount that we would have paid on a separate tax return basis. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the Tax Agreements that was recorded in additional paid-in capital was not significant during each of the three months ended April 30, 2021 and May 1, 2020.
As a result of the activity under the Tax Agreements with Dell, amounts due to Dell were $523 million and $451 million as of April 30, 2021 and January 29, 2021, respectively, primarily related to our estimated tax obligation resulting from the Transition Tax. The 2017 Tax Act included a deferral election for an eight-year installment payment method on the Transition Tax. We expect to pay the remainder of our Transition Tax over a period of five years.
Pivotal Tax Sharing Agreement with Dell
During the fourth quarter of fiscal 2020, we completed the acquisition of Pivotal. Pivotal continues to file its separate tax return for U.S. federal income tax purposes as it left the Dell consolidated tax group at the time of Pivotal’s IPO in April 2018. Pivotal continues to be included on Dell’s unitary state tax returns. Pursuant to a tax sharing agreement, Pivotal historically received payments from Dell for tax benefits that Dell realized due to Pivotal’s inclusion on such returns. There were no payments received from Dell during the three months ended April 30, 2021 and May 1, 2020.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	April 30,	January 29,
	2021	2021
Due from related parties, current	$848	$1,558
Due to related parties, current(1)	95	120
Due from related parties, net, current	$753	$1,438
(1) Includes an immaterial amount related to our current operating lease liabilities due to related parties.
We also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of April 30, 2021 and January 29, 2021.
Amounts in due from related parties, net, excluding DFS and tax obligations, include the current portion of amounts due to and due from related parties. Amounts included in due from related parties, net are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
As of April 30, 2021 and January 29, 2021, we had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During each of the three months ended April 30, 2021 and May 1, 2020, interest expense on the notes payable to Dell was not significant.

Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	April 30,	January 29,
	2021	2021
Cash and cash equivalents	$5,594	$4,692
Short-term investments	120	23
Total cash, cash equivalents and short-term investments	$5,714	$4,715
Cash equivalents primarily consisted of amounts invested in money market funds. We limit the amount of our investments with any single issuer and monitor the diversity of the portfolio and the amount of investments held at any single financial institution, thereby diversifying our credit risk. Short-term investments consisted of marketable equity securities in a company that completed its initial public offering during the third quarter of fiscal 2021.
In the event that conditions for payment of the Special Dividend are satisfied and the Special Dividend is paid, we expect to fund $2.5 billion to $3.5 billion of the dividend through our cash reserves and the balance through incremental indebtedness. As a result, if conditions for the Special Dividend are met, we expect our cash and cash equivalents balance to decline. We continue to expect that cash generated by operations will be our primary source of liquidity. We also continue to believe that, despite this potential decline in cash and cash equivalents, existing cash, cash equivalents and our borrowing capacity, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things. We remain committed to maintaining an investment grade profile and credit rating. Following our planned Spin-Off from Dell, we expect to use free cash flow primarily to de-lever debt. In addition, we plan to continue with our balanced capital allocation policy through investing in our product and solution offerings, acquisitions and returning capital to stockholders through share repurchases. Additionally, given the unpredictable nature of our outstanding legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a negative impact on our overall liquidity.
The 2017 Tax Act imposed a Transition Tax and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our unpaid liabilities related to the Transition Tax as of April 30, 2021 was $564 million, which we expect to pay over the next five years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Three Months Ended
	April 30,	May 1,
	2021	2020
Net cash provided by (used in):
Operating activities	$1,266	$1,374
Investing activities	(72)	(126)
Financing activities	(297)	1,793
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(1)
Net increase in cash, cash equivalents and restricted cash	$897	$3,040
Operating Activities
Cash provided by operating activities decreased by $108 million during the three months ended April 30, 2021 compared to the three months ended May 1, 2020, primarily due to increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount. The activity was partially offset by an increase in cash collections due to increased sales, lower payments associated with lower travel spending due to the COVID-19 pandemic and a decrease in net cash paid for taxes during the three months ended April 30, 2021.

Investing Activities
Cash used in investing activities decreased by $54 million during the three months ended April 30, 2021 compared to the three months ended May 1, 2020, primarily driven by a decrease in cash used in business combinations and additions to property and equipment.
Financing Activities
Cash used in financing activities changed by $2.1 billion during the three months ended April 30, 2021 compared to the three months ended May 1, 2020, primarily due to the absence of the net cash proceeds received from the issuance of long-term debt of $2.0 billion, as well as an increase of $190 million in repurchases of shares of our Class A common stock.
Unsecured Senior Notes
The following table summarizes the principal on our two series of unsecured senior notes issued August 21, 2017 and our three series of unsecured senior notes issued April 7, 2020 (collectively, the “Senior Notes”) as of April 30, 2021 (amounts in millions):

Senior Notes issued August 21, 2017:
2.95% Senior Note Due August 21, 2022	$1,500
3.90% Senior Note Due August 21, 2027	1,250
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750
4.65% Senior Note Due May 15, 2027	500
4.70% Senior Note Due May 15, 2030	750
Total principal amount	$4,750
Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. During the three months ended April 30, 2021 and May 1, 2020, $47 million and $61 million, respectively, was paid for interest related to the Senior Notes.
The Senior Notes also contain restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
On May 11, 2020, we exercised a make-whole call and redeemed the $1.3 billion unsecured senior note due August 21, 2020 at a premium. We intend to use the net proceeds of the Senior Notes for general corporate purposes, including mergers and acquisitions, repayment of other indebtedness or stock repurchases.
Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides us with a borrowing capacity of up to $1.0 billion, for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of April 30, 2021 and January 29, 2021, there was no outstanding borrowing under the revolving credit facility.
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
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth within Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed on March 26, 2021 involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; VMware’s expectations regarding the timing of tax payments and the impacts of changes in VMware’s corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; the continuing impact of the COVID-19 pandemic on the global economy as well as any related effects on our business operations, financial performance, results of operations and stock price; future plans with respect to Dell’s ownership interest in us, including the proposed Spin-Off of its ownership to Dell stockholders and the related Special Dividend to be paid by us and the sources of funding for such Special Dividend and the commercial framework for our future relationship with Dell; VMware’s commitment and ability to maintain an investment-grade credit rating; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risk exposures during the three months ended April 30, 2021. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 26, 2021 for a detailed discussion of our market risk exposures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended April 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1.LEGAL PROCEEDINGS
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
ITEM 1A.    RISK FACTORS
The risk factors that appear below could materially affect our business, financial condition and operating results. The risks and uncertainties described below are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies. Specific risk factors related to our status as a controlled subsidiary of Dell Technologies Inc. (“Dell”) including with respect to the proposed Spin-Off and associated special cash dividend, overlapping business opportunities, Dell’s ability to control certain transactions and resource allocations and related persons transactions with Dell and its other affiliated companies are set forth below under the heading “Risks Related to Our Relationship with Dell.”
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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. A significant percentage of new application development is happening in the public cloud, and these new applications are often deployed on public cloud infrastructure. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If our private, hybrid and multi-cloud products and services fail to address evolving customer requirements, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers such as Amazon Web Services (“AWS”) and Microsoft. Many of these cloud providers are partnering with on-premises hardware vendors to deliver their cloud platform as an on-premises solution, including AWS Outposts and Azure Stack. In fiscal 2018, we entered into a strategic alliance with AWS to deliver a vSphere-based cloud service, VMware Cloud on AWS, running in AWS data centers available in certain geographies. In fiscal 2020, we also announced partnerships with Microsoft (Azure VMware Solution by CloudSimple), Google (Google Cloud VMware Solution by CloudSimple), and Oracle (Oracle Cloud VMware Solution) under the framework of our VCPP that enable customers to run native VMware-based workloads on Azure, Google Cloud, and Oracle Cloud. Our partnerships with these public cloud providers may be seen as competitive with each other, with other VCPP partners and with AWS, while some partners may elect to include solutions such as VMware Cloud on AWS as part of their managed services provider offerings. In addition, in November 2018, when AWS announced AWS Outposts, we extended our collaboration with AWS by previewing offerings that will run on AWS Outposts, currently available to try as part of the VMware Cloud on AWS Outposts Beta program. To the extent customers choose to operate native AWS environments (or similar non-VMware environments, such as Azure Stack) in their data centers in lieu of purchasing VMware’s on-premises and hybrid and multi-cloud products, our operating results could be materially adversely affected.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 24% of our total revenue during the three months ended April 30, 2021. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.

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
One of our distributors accounted for 10% or more of our consolidated revenue during the three months ended April 30, 2021. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Additionally, sales via our various route-to-market relationships with Dell accounted for 35% of our consolidated revenue during the three months ended April 30, 2021 and transactions where Dell acted as an original equipment manufacturer (“OEM”) accounted for 13% of the revenue from Dell, or 5% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
•localized impacts of the COVID-19 pandemic that persist or flare up in particular regions, such as in India where several of our global support services as well as research and development personnel are located, could cause delays or disruptions in certain of our business operations and product development;
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
For example, the COVID-19 pandemic has depressed economic activity worldwide, and the timing and strength of an economic recovery is highly uncertain and likely to vary significantly by region. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future course of the pandemic and any resulting economic impact remain highly uncertain and continue to rapidly evolve. We have observed negative impacts on our sales and our financial results from the COVID-19 pandemic and there continues to be significant uncertainty regarding the economic effects of the COVID-19 pandemic. For example, during much of fiscal 2021, we saw delays in customers’ large transformative on-premises projects that we believe were largely due to COVID-19, which negatively impacted our product sales. Although pandemic conditions in most regions of the world began easing following the start of fiscal 2022, there remains considerable uncertainty regarding the progress of vaccination programs, the dangers posed by COVID-19 variants and when a return to pre-pandemic conditions can occur. Accordingly, should the pandemic persist for a long period of time, economic conditions globally or in particular regions may fail to recover or even worsen, which could cause material adverse impacts to our earnings and other results of operations. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position.
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
We have $4.8 billion in unsecured notes outstanding, an additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell, and a $1.0 billion unsecured revolving credit facility (the “Credit Facility”), which was undrawn as of April 30, 2021. The terms of our unsecured notes and Credit Facility impose restrictions on us, including in specified and customary covenants, our compliance with which may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If we breach any of the covenants and do not obtain a waiver from the lenders or note holders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
Additionally, on April 13, 2021, in connection with the announced Spin-Off, our Board of Directors declared a conditional special cash dividend, pro rata, to holders of Common Stock in an aggregate amount to be mutually agreed by VMware and Dell between $11.5 billion and $12.0 billion. We expect to fund $2.5 billion to $3.5 billion of the dividend through our cash reserves and the balance through incremental indebtedness. Payment of the dividend is subject to various conditions.
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
•our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until they are restored and secured;
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
As described in Note D (Litigation) to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are, and may become, involved in various legal and regulatory proceedings, and investigations relating to our business, including with respect to antitrust and competition, breach of contract, class action, commercial, corporate governance, cybersecurity, employment, intellectual property, privacy, securities, and whistleblower matters. Matters such as these may impact our business in different ways. Intellectual property infringement claims, for example, may seek injunctive relief or other court orders that could prevent us from offering our products. As a result, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all, or we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Because we generally indemnify our customers and partners from intellectual property infringement claims in connection with the use of our products, we may be called on to defend these customers and partners in litigation. From time to time, we also receive inquiries from and have discussions with government entities regarding our compliance with laws and regulations. Such litigation, investigations, regulatory inquiries, and proceedings can be unpredictable and time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Allegations made in connection with these matters may harm our reputation, regardless of their merit and could have a material adverse impact on our business, financial condition, cash flows or results of operations if decided adversely to or settled by us.
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
Risks Related to Our Relationship with Dell
The proposed Spin-Off and associated special dividend are subject to various conditions and may not occur.
On April 14, 2021, we and Dell entered into a separation and distribution agreement, pursuant to which, subject to the satisfaction of all conditions to the consummation of the transactions contemplated thereby, Dell will distribute the shares of Class A Stock and Class B Stock owned by its wholly owned subsidiaries, to the holders of shares of Dell as of a record date determined pursuant to the separation and distribution agreement on a pro rata basis (the “Spin-Off”). Immediately following, and automatically as a result of the Spin-Off, and prior to receipt thereof by Dell’s stockholders, each share of Class B Stock will automatically convert into one fully paid and non-assessable share of Class A Stock. Subject to the satisfaction of the conditions to payment described in the separation and distribution agreement, we will also pay a cash dividend, pro rata, to each of the holders of Common Stock (including Dell) immediately prior to the Spin-Off in an aggregate amount equal to an amount to be mutually agreed by VMware and Dell between $11.5 billion and $12.0 billion (the “Special Dividend” and, together with the Spin-Off and related transactions (the “Transactions”).
The obligation of each of Dell and VMware to complete the Transactions is subject to a number of conditions, including, among other things: receipt of opinions from independent firms regarding surplus and solvency matters, receipt of certain opinions by Dell concerning the federal income tax treatment of the Transactions, receipt by Dell of a private letter ruling from the Internal Revenue Service (“IRS”) concerning the federal tax treatment of the Transactions, absence of legal restraints that prohibit, enjoin or make illegal the consummation of the Transactions, absence of pending litigation that would reasonably be expected to prohibit, impair or materially delay the ability of VMware or Dell to consummate the Transactions on the terms contemplated by the separation and distribution agreement or that seeks material damages or another material remedy in connection with the separation and distribution agreement or the Transactions, satisfaction of the Additional Dividend Payment Conditions (as defined below), NYSE listing approval, and accuracy of representations and warranties and compliance with covenants, subject to certain materiality standards.
In addition to each of the conditions stated above, the payment of the Special Dividend is further conditioned upon (i) the absence of a VMware Material Adverse Effect (as defined in the separation and distribution agreement) prior to declaration of the Special Dividend, (ii) the Company having an investment grade rating (as further described in the separation and distribution agreement), (iii) the Company’s receipt of an opinion from a nationally recognized and independent firm that as of the date of payment, (x) the Company (on a consolidated basis) has sufficient surplus under Delaware law for the payment of the Special Dividend and (y) following the payment of the Special Dividend, the Company (on a consolidated basis) will be solvent under Delaware law and (iv) such other conditions as are further described in the separation and distribution agreement (together, the “Additional Dividend Payment Conditions”). If any of the conditions to the consummation of the Transactions are not met, such condition(s) may be waived, to the extent permitted by law, by the party or parties in whose favor the condition(s) exist (and, in the event of a waiver by VMware, the VMware special committee of independent and disinterested directors consents to the waiver), and the Transactions may proceed.
We may not be able to complete the proposed Transactions on the terms described above or on other acceptable terms or at all because of a number of factors, including (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the separation and distribution agreement, (2) the failure to obtain adequate financing sources for the Special Dividend, (3) any other failure of VMware or Dell to meet the conditions described above or otherwise waive such conditions, (4) the failure of VMware to satisfy certain rating agency criteria, (5) the effect of the announcement of the Transactions on the ability of the Company to retain and hire key personnel and maintain relationships with its customers, suppliers, operating results and business generally and (6) the other factors described in this “Risk Factors” section.
Our relationship with Dell may adversely impact our business and stock price.
As of April 30, 2021, Dell beneficially owned 30,678,605 shares of our Class A common stock and all 307,221,836 shares of our Class B common stock, representing 80.7% of the total outstanding shares of common stock or 97.5% of the voting power of outstanding common stock held by EMC, and we are considered a “controlled” company under the rules of the New York Stock Exchange (“NYSE”). Accordingly, strategic and business decisions made by Dell can impact our strategic and business decisions and relationships, and public speculation regarding Dell’s strategic direction and prospects, as well as our relationship with Dell, can cause our stock price to fluctuate.
For example, in July 2020, Dell announced that it was exploring its strategic alternatives with respect to its ownership interest in us, including a possible spin-off of its ownership interest to Dell stockholders. Prior to the announcement of the Spin-Off, the stock price of our Class A common stock experienced periods of significant volatility related to public speculation regarding the outcome of Dell’s strategic review and the likelihood of its success. If the Spin-Off fails to occur for any reason, we expect that speculation regarding Dell’s future plans with respect to VMware will lead to continued volatility.

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
•Since the Dell Acquisition, the portion of our bookings that are realized through Dell sales channels has grown more rapidly than our sales through non-Dell resellers and distributors, and we expect this trend to continue. To the extent that we find ourselves relying more heavily upon Dell for our channel sales, Dell’s leverage over our sales and marketing efforts may increase and our ability to negotiate favorable go-to-market arrangements with Dell and with other channel partners may decline. During the three months ended April 30, 2021, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 35% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provided financing to our end users at our end users’ discretion.
•Dell has a right to approve certain matters under our certificate of incorporation, including acquisitions or investments in excess of $100 million, and Dell may choose not to consent to matters that our board of directors believes are in the best interests of VMware. If the Spin-Off is consummated, these consent rights will terminate.
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
If the Spin-Off is consummated, we will be subject to a variety of risks.
If the Spin-Off is consummated, we will be subject to a variety of risks, including:
•    We expect to incur significant indebtedness to fund the Special Dividend. Although retaining an investment grade credit rating is a condition of paying the Special Dividend, the VMware special committee may agree to waive this condition, and, in any case, we may be unable to retain an investment grade rating in the future. In addition, we expect to dedicate a significant portion of our operating cash flows during the next few fiscal years to reducing indebtedness, which will limit our uses of cash, such as cash acquisitions and stock repurchases. See “Financial Risks—We have outstanding indebtedness in the form of unsecured notes and may incur other debt in the future, which may adversely affect our financial condition and future financial results.”
•We expect that sales via our various route-to-market relationships with Dell will continue to constitute a significant percentage of our revenues for the foreseeable future. Although we and Dell have agreed to enter into a commercial agreement that is intended to preserve and enhance our strategic partnership with Dell, our relationship with Dell as a standalone company will be fundamentally different than our current relationship as a majority-owned subsidiary. Following the Spin-Off, Dell will no longer consolidate VMware’s revenues, and Dell may not have the same incentives to drive VMware business. If sales through Dell are negatively impacted following the Spin-Off and VMware is unable to shift business to suitable alternative channel partners, our business and operating results would be negatively affected. See “Operation of Business and Strategic Risks—Disruptions to our distribution channels, including our various routes to market through Dell, could harm our business.”
•As a result of the Spin-Off, entities affiliated with Michael Dell (the “MSD Stockholders”) and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, will own direct interests in VMware representing 41.1% and 10.7%, respectively, of our outstanding stock, based on the shares outstanding as of May 28, 2021. Through their stock ownership, the MSD Stockholders and the SLP

Stockholders will have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. We have also entered into an agreement pursuant to which the MSD Stockholders will have the right to nominate up to two members of our Board and the SLP Stockholders will have the right to nominate one member of our Board, subject to maintaining certain ownership thresholds. This concentrated control will negatively impact other stockholders’ ability to influence corporate matters. The MSD Stockholders and SLP Stockholders collectively beneficially own 64.3% of Dell’s outstanding stock as of May 28, 2021. Accordingly, their interests may not be aligned with other VMware stockholders with respect to actions involving or impacting Dell.
Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.
As of April 30, 2021, Dell controlled 80.7% of the total outstanding shares of common stock, including all of our outstanding Class B common stock, representing 97.5% of the voting power of our total outstanding common stock. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
Prior to the Spin-Off or, if the Spin-Off fails to close, a subsequent distribution by Dell to its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended (a “355 Distribution”), shares of Class B common stock transferred to any party other than a successor-in-interest or a subsidiary of EMC automatically convert into Class A common stock. Dell’s voting control over VMware will continue so long as the shares of Class B common stock it controls continue to represent at least 20% of our outstanding stock. If its ownership falls below 20% of the outstanding shares of our common stock, all outstanding shares of Class B common stock will automatically convert to Class A common stock. If Dell effects a 355 Distribution at a time when it holds shares of Class B common stock, its stockholders will receive Class B common stock. These shares will remain entitled to 10 votes per share, holders of these shares will remain entitled to elect 80% of the total number of directors on our board of directors and the holders of our Class A common stock will continue to have limited ability to influence matters requiring stockholder approval and have limited ability to elect members of our board of directors. Following a 355 Distribution, shares of Class B common stock may convert to Class A common stock if such conversion is approved by VMware stockholders after the 355 Distribution and we have obtained a private letter ruling from the IRS.
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
As of April 30, 2021, Dell controlled 80.7% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Pursuant to a letter agreement entered into by VMware and Dell on July 1, 2018, until the ten-year anniversary of the agreement, Dell may not purchase or otherwise acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such transaction has been approved in advance by a special committee of the VMware Board of Directors comprised solely of independent and disinterested directors or such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
We engage in related persons transactions with Dell that may divert our resources, create opportunity costs and prove to be unsuccessful.
We currently engage in a number of related persons transactions with Dell that include joint product development, go-to-market, branding, sales, customer service activities, real estate and various support services, and we expect to engage in additional related persons transactions with Dell to leverage the benefits of our strategic alignment. For example, in December 2019, we acquired Pivotal, a then majority owned subsidiary of Dell and a company in which we held a significant ownership interest. Following the Spin-Off, transactions with Dell will continue to be considered related persons transactions due to the share ownership in both Dell and VMware of the MSD Stockholders and the SLP Stockholders.
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
We have historically been included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC or certain of its subsidiaries for state and local income tax purposes, and since the Dell Acquisition, we have been included in Dell’s consolidated tax group. Following the Spin-Off, we will no longer be a member of Dell’s consolidated tax group. Effective as of the close of the Dell Acquisition, we amended our tax sharing agreement with EMC to include Dell. Although our tax sharing agreement provides that our tax liability is calculated primarily as though VMware were a separate taxpayer, certain tax attributes and transactions are assessed using consolidated tax return rules as applied to the Dell consolidated tax group and are subject to other specialized terms under the tax sharing agreement. Concurrent with the signing of the separation and distribution agreement, we and Dell terminated the existing tax sharing agreement and entered into a new tax matters agreement. Pursuant to our agreement, we and Dell generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in Dell’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain consolidated return adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. Consequently, compared to our historical results as a member of the EMC consolidated tax group, the amount of our tax sharing payment compared to our separate return basis liability may increase, vary more widely from period to period and be less predictable. Additionally, the impact of the 2017 Tax Act upon consolidated groups is highly complex and uncertain and its impact must be further interpreted in the context of the tax sharing agreement to determine VMware’s tax sharing payment. In April 2019, VMware, Dell and EMC entered into a letter agreement that governs our portion of the one-time transition tax imposed by the 2017 Tax Act on accumulated earnings of foreign subsidiaries.
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
While we have voluntarily caused our Compensation and Corporate Governance Committee to currently be composed entirely of independent directors, reflecting the requirements of the NYSE, we are not required to maintain the independent composition of the committee. As a result of our use of the “controlled company” exemptions, holders of our Class A common stock will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. Following the Spin-Off, we will no longer be a “controlled company” under the NYSE corporate governance standards.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in related party transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another, and agreements for Dell to resell and distribute our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the three months ended April 30, 2021, we recognized revenue of $1.0 billion, and as of April 30, 2021, $5.0 billion of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Dell, which beneficially owned 80.7% of our outstanding stock as of April 30, 2021, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of April 30, 2021, goodwill and amortizable intangible assets were $9.6 billion and $926 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
Purchases of Class A common stock during the three months ended April 30, 2021 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
January 30 - February 26, 2021	850,000	$144.04	850,000	$932,793,757
February 27 - March 26, 2021	1,000,000	144.84	1,000,000	787,957,212
March 27 - April 30, 2021	650,000	159.60	650,000	684,218,267
	2,500,000	$148.40	2,500,000	684,218,267
(1)The average price paid per share excludes commissions.
(2) Represents the cumulative amount remaining for stock repurchases under the July 2020 authorization, which expires at the end of fiscal 2022. Amounts remaining exclude commissions. Refer to Note L to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

ITEM 5.    OTHER INFORMATION
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes certain licensing, permitting, certification, notification and related transactions with the FSB as may be required pursuant to Russian encryption product import controls for the importation, distribution or use of information technology products in the Russian Federation.
VMware’s subsidiary, VMware Russia LLC, periodically files notifications with, or applies for import licenses and permits from, the FSB on our behalf in connection with the importation of our products into Russia, as permitted under the OFAC General License. In the quarter ended April 30, 2021, VMware Russia LLC filed notifications with or applied for import licenses and permits from the FSB. There was no gross revenue or net profits of the Company or any subsidiary directly associated with these filing activities. The Company and its subsidiaries do not sell products or provide services to the FSB. The Company and its subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation to the extent permitted by applicable law.
ITEM 6.EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-33622	3.1	6/9/17
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
10.1	Separation and Distribution Agreement, dated as April 14, 2021, by and between Dell Technologies Inc. and VMware, Inc.	8-K	001-33622	2.1	4/14/21
10.2	Tax Matters Agreement, dated as April 14, 2021, by and between Dell Technologies Inc. and VMware, Inc.	8-K	001-33622	10.1	4/14/21
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.
Dated:	June 7, 2021	By:	/s/ J. Andrew Munk
J. Andrew Munk Chief Accounting Officer (Principal Accounting Officer)