Form 10-Q
period 2021-07-30
VMWARE, INC.
filed 2021-09-03
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 27, 2021, the number of shares of common stock, par value $0.01 per share, of the registrant outstanding was 418,751,917, of which 111,530,081 shares were Class A common stock and 307,221,836 were Class B common stock.

VMware, Pivotal, vSphere, vRealize, Workspace ONE, Carbon Black, Tanzu, CloudHealth, VeloCloud, NSX, VMware vSAN, Horizon, Heptio, CloudHealth, and Nyansa are registered trademarks or trademarks of VMware or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective companies.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Revenue(1):
License	$738	$719	$1,384	$1,379
Subscription and SaaS	776	631	1,516	1,204
Services	1,624	1,525	3,232	3,026
Total revenue	3,138	2,875	6,132	5,609
Operating expenses(2):
Cost of license revenue	37	35	75	74
Cost of subscription and SaaS revenue	170	132	327	258
Cost of services revenue	352	321	689	639
Research and development	775	679	1,483	1,344
Sales and marketing	1,023	897	1,981	1,814
General and administrative	256	277	492	523
Realignment	—	—	1	4
Operating income	525	534	1,084	953
Investment income	1	1	1	7
Interest expense	(49)	(55)	(99)	(104)
Other income (expense), net	3	15	(19)	8
Income before income tax	480	495	967	864
Income tax provision	69	48	131	31
Net income	$411	$447	$836	$833
Net income per weighted-average share, basic for Classes A and B	$0.98	$1.06	$1.99	$1.99
Net income per weighted-average share, diluted for Classes A and B	$0.97	$1.06	$1.98	$1.97
Weighted-average shares, basic for Classes A and B	419,355	420,031	419,235	419,208
Weighted-average shares, diluted for Classes A and B	422,802	423,050	422,419	422,428
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$374	$364	$661	$687
Subscription and SaaS	195	122	368	237
Services	606	478	1,194	921
(2) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$1
Cost of subscription and SaaS revenue	5	5	11	9
Cost of services revenue	24	26	49	48
Research and development	150	132	277	257
Sales and marketing	81	88	153	159
General and administrative	33	42	64	91
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Net income	$411	$447	$836	$833
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $—, $1, $— and ($1)	1	5	2	(5)
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $—, $1, $— and $—	(1)	3	—	—
Net change in fair value of effective foreign currency forward contracts	—	8	2	(5)
Foreign currency translation adjustments	—	1	—	—
Total other comprehensive income (loss)	—	9	2	(5)
Comprehensive income, net of taxes	$411	$456	$838	$828
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	July 30,	January 29,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,855	$4,692
Short-term investments	82	23
Accounts receivable, net of allowance of $4 and $5	1,718	1,929
Due from related parties, net	915	1,438
Other current assets	604	530
Total current assets	9,174	8,612
Property and equipment, net	1,373	1,334
Other assets	2,678	2,697
Deferred tax assets	5,785	5,781
Intangible assets, net	856	993
Goodwill	9,598	9,599
Total assets	$29,464	$29,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220	$131
Accrued expenses and other	2,176	2,382
Unearned revenue	5,879	5,873
Total current liabilities	8,275	8,386
Note payable to Dell	270	270
Long-term debt	4,721	4,717
Unearned revenue	4,459	4,441
Income tax payable	768	805
Operating lease liabilities	912	891
Other liabilities	439	455
Total liabilities	19,844	19,965
Contingencies (refer to Note D)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 111,753 and 112,082 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 307,222 shares	3	3
Additional paid-in capital	1,716	1,985
Accumulated other comprehensive loss	(3)	(5)
Retained earnings	7,903	7,067
Total stockholders’ equity	9,620	9,051
Total liabilities and stockholders’ equity	$29,464	$29,016
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 30,	July 31,
	2021	2020
Operating activities:
Net income	$836	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	544	496
Stock-based compensation	555	565
Deferred income taxes, net	(31)	(196)
Unrealized (gain) loss on equity securities, net	34	(6)
(Gain) loss on disposition of assets, revaluation and impairment, net	3	7
Loss on extinguishment of debt	—	8
Other	4	(2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	206	(79)
Other current assets and other assets	(390)	(345)
Due to/from related parties, net	522	560
Accounts payable	70	11
Accrued expenses and other liabilities	(218)	207
Income taxes payable	(29)	(51)
Unearned revenue	24	86
Net cash provided by operating activities	2,130	2,094
Investing activities:
Additions to property and equipment	(157)	(163)
Sales of investments in equity securities	34	—
Purchases of strategic investments	(7)	(11)
Proceeds from disposition of assets	1	21
Business combinations, net of cash acquired, and purchases of intangible assets	(15)	(335)
Net cash used in investing activities	(144)	(488)
Financing activities:
Proceeds from issuance of common stock	139	142
Net proceeds from issuance of long-term debt	—	1,979
Repayment of current portion of long-term debt	—	(1,257)
Repurchase of common stock	(729)	(311)
Shares repurchased for tax withholdings on vesting of restricted stock	(242)	(276)
Payment to acquire non-controlling interests	—	(91)
Principal payments on finance lease obligations	(2)	(1)
Net cash provided by (used in) financing activities	(834)	185
Net increase in cash, cash equivalents and restricted cash	1,152	1,791
Cash, cash equivalents and restricted cash at beginning of the period	4,770	3,031
Cash, cash equivalents and restricted cash at end of the period	$5,922	$4,822
Supplemental disclosures of cash flow information:
Cash paid for interest	$97	$91
Cash paid for taxes, net	204	282
Non-cash items:
Changes in capital additions, accrued but not paid	$11	$(7)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Three Months Ended July 30, 2021
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, April 30, 2021	111	$1	307	$3	$1,960	$7,492	$(3)	$9,453
Proceeds from issuance of common stock	—	—	—	—	8	—	—	8
Repurchase and retirement of common stock	(2)	—	—	—	(358)	—	—	(358)
Issuance of restricted stock	4	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(191)	—	—	(191)
Stock-based compensation	—	—	—	—	297	—	—	297
Net income	—	—	—	—	—	411	—	411
Balance, July 30, 2021	112	$1	307	$3	$1,716	$7,903	$(3)	$9,620

	Six Months Ended July 30, 2021
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 29, 2021	112	$1	307	$3	$1,985	$7,067	$(5)	$9,051
Proceeds from issuance of common stock	2	—	—	—	139	—	—	139
Repurchase and retirement of common stock	(5)	—	—	—	(729)	—	—	(729)
Issuance of restricted stock	4	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(243)	—	—	(243)
Stock-based compensation	—	—	—	—	564	—	—	564
Total other comprehensive income (loss)	—	—	—	—	—	—	2	2
Net income	—	—	—	—	—	836	—	836
Balance, July 30, 2021	112	$1	307	$3	$1,716	$7,903	$(3)	$9,620

	Three Months Ended July 31, 2020
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, May 1, 2020	112	$1	307	$3	$2,047	$5,395	$(18)	$7,428
Proceeds from issuance of common stock	1	—	—	—	31	—	—	31
Repurchase and retirement of common stock	(1)	—	—	—	(130)	—	—	(130)
Issuance of restricted stock	2	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(120)	—	—	(120)
Stock-based compensation	—	—	—	—	287	—	—	287
Amount due from tax sharing arrangement	—	—	—	—	(45)	—	—	(45)
Total other comprehensive income (loss)	—	—	—	—	—	—	9	9
Net income	—	—	—	—	—	447	—	447
Balance, July 31, 2020	113	$1	307	$3	$2,070	$5,842	$(9)	$7,907

	Six Months Ended July 31, 2020
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 31, 2020	110	$1	307	$3	$2,000	$5,009	$(4)	$7,009
Proceeds from issuance of common stock	2	—	—	—	142	—	—	142
Repurchase and retirement of common stock	(2)	—	—	—	(311)	—	—	(311)
Issuance of restricted stock	5	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(275)	—	—	(275)
Stock-based compensation	—	—	—	—	559	—	—	559
Amount due from tax sharing arrangement	—	—	—	—	(45)	—	—	(45)
Total other comprehensive income (loss)	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	—	833	—	833
Balance, July 31, 2020	113	$1	307	$3	$2,070	$5,842	$(9)	$7,907
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware” or the “Company”) originally pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware. Information technology (“IT”) driven innovation continues to disrupt markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. IT is working at an accelerated pace to harness new technologies, platforms and cloud models, ultimately guiding businesses through a digital transformation. To take on these challenges, VMware is working with customers in the areas of hybrid and multi-cloud, virtual cloud networking, digital workspaces, modern applications and intrinsic security. VMware’s software provides a flexible digital foundation to enable customers in their digital transformation.
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
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s parent company, including EMC’s majority control of VMware. As of July 30, 2021, Dell controlled 80.6% of VMware’s outstanding common stock and 97.5% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock (“Class A Stock”) and all of VMware’s Class B common stock (“Class B Stock”).
As VMware is a majority-owned and controlled subsidiary of Dell, its results of operations and financial position are consolidated with Dell’s financial statements.
On April 14, 2021, VMware and Dell entered into a Separation and Distribution Agreement (the “Separation Agreement”), pursuant to which, subject to the satisfaction of all closing conditions, Dell will distribute the shares of Class A Stock and Class B Stock (collectively, the “Common Stock”) owned by its wholly owned subsidiaries, to the holders of shares of Dell as of a record date determined pursuant to the Separation Agreement on a pro rata basis (the “Spin-Off”). Immediately following, and automatically as a result of the Spin-Off, and prior to receipt thereof by Dell’s stockholders, each share of Class B Stock will automatically convert into one fully paid and non-assessable share of Class A Stock. Subject to the various conditions, VMware will also pay a cash dividend, pro rata, to each of the holders of Common Stock (including Dell) immediately prior to the Spin-Off in an aggregate amount equal to an amount to be mutually agreed by Dell and VMware between $11.5 billion and $12.0 billion (the “Special Dividend”). As a result of the Spin-Off, Michael Dell, chairman and chief executive officer of Dell, and Silver Lake Partners, of which Egon Durban, a VMware director, is a managing partner, will own direct interests in VMware. Dell would receive approximately $9.3 billion to $9.7 billion in cash based on Dell's current 80.6% ownership in VMware as of July 30, 2021. VMware expects to fund the Special Dividend through its cash reserves and incremental indebtedness. Refer to Note N for more information regarding the Company’s incremental indebtedness, including its recent notes offering. The Spin-Off is expected to close during the fourth quarter of calendar 2021, subject to certain closing conditions, including receipt of a favorable Internal Revenue Service ruling that the distribution of shares to Dell and its stockholders will qualify as generally tax-free for United States (“U.S.”) federal income tax purposes.
Management believes the assumptions underlying the condensed consolidated financial statements are reasonable. However, the amounts recorded for VMware’s related party transactions with Dell and its consolidated subsidiaries may not be

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Recently Adopted Accounting Standards
Effective January 30, 2021, VMware adopted, on a modified retrospective basis, Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for convertible instruments and contracts in an entity’s own equity and amends the diluted earnings per share guidance for greater consistency within the standard. The standard did not have an impact on the Company’s condensed consolidated financial statements except for the calculation of the year-to-date weighted-average diluted share count, which did not have a material impact on the Company’s diluted net income per share for the six months ended July 30, 2021.
Effective January 30, 2021, VMware adopted ASU No. 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes. The standard did not have a material impact on the Company’s condensed consolidated financial statements.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $45 million and $43 million as of July 30, 2021 and January 29, 2021, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of July 30, 2021, customer deposits related to customer prepayments and cloud credits of $310 million were included in accrued expenses and other, and $158 million were included in other liabilities on the condensed consolidated balance sheets. As of January 29, 2021, customer deposits related to customer prepayments and cloud credits of $294 million were included in accrued expenses and other, and $163 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of July 30, 2021 and January 29, 2021 were $15 million and $31 million, respectively. Deferred commissions included in other assets were $1.2 billion and $1.1 billion as of July 30, 2021 and January 29, 2021, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $128 million and $253 million during the three and six months ended July 30, 2021, respectively, and $106 million and $206 million during the three and six months ended July 31, 2020, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	July 30,	January 29,
	2021	2021
Unearned license revenue	$20	$15
Unearned subscription and SaaS revenue	2,208	1,998
Unearned software maintenance revenue	6,916	7,092
Unearned professional services revenue	1,194	1,209
Total unearned revenue	$10,338	$10,314
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of July 30, 2021 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended July 30, 2021 were $2.2 billion and $2.0 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. Total billings and revenue recognized during the six months ended July 30, 2021 were $4.1 billion and $4.0 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Revenue recognized during the three and six months ended July 31, 2020 was $1.8 billion and $3.6 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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
As of July 30, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.2 billion, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% was expected to be recognized as revenue during fiscal 2022, and the remainder thereafter.
C. Related Parties
The information provided below includes a summary of transactions with Dell and Dell’s consolidated subsidiaries (collectively, “Dell”).

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
During the three and six months ended July 30, 2021, revenue from Dell accounted for 37% and 36% of VMware’s consolidated revenue, respectively. During the three and six months ended July 30, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 12% and 13% of total revenue from Dell, respectively, or 5% and 5% of VMware’s consolidated revenue, respectively.
During the three and six months ended July 31, 2020, revenue from Dell accounted for 34% and 33% of VMware’s consolidated revenue, respectively. During the three and six months ended July 31, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 12% of total revenue from Dell, or 4% of VMware’s consolidated revenue.
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	July 30,	July 31,	July 30,	July 31,	July 30,	January 29,
	2021	2020	2021	2020	2021	2021
Reseller revenue	$1,162	$948	$2,198	$1,810	$5,092	$4,952
Internal-use revenue	13	16	25	35	34	45
Receipts from Dell for collaborative technology projects were not material during the three and six months ended July 30, 2021 and July 31, 2020.
Customer deposits resulting from transactions with Dell were $221 million and $214 million as of July 30, 2021 and January 29, 2021, respectively.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•From time to time, VMware enters into agency arrangements with Dell that enable VMware to sell its subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Purchases and leases of products and purchases of services(1)	$61	$45	$107	$89
Dell subsidiary support and administrative costs	10	15	24	42
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
Dell Financial Services (“DFS”)
DFS provided financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were not significant during the three months ended July 30, 2021 and were $15 million during the six months ended July 30, 2021. Financing fees on arrangements accepted by both parties were $18 million and $31 million during the three and six months ended July 31, 2020, respectively.
Tax Agreements with Dell
In connection with the Spin-Off and concurrently with the execution of the Separation Agreement, effective as of April 14, 2021, VMware and Dell entered into a Tax Matters Agreement (the “Tax Matters Agreement”) and agreed to terminate the tax sharing agreement as amended on December 30, 2019 (together, the “Tax Agreements”). The Tax Matters Agreement governs the Company’s and Dell’s respective rights and obligations, both for pre-Spin-Off periods and post-Spin-Off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.
Payments made to Dell pursuant to the Tax Agreements were $73 million and $86 million during the three and six months ended July 30, 2021, respectively, and were $142 million and $167 million during the three and six months ended July 31, 2020, respectively. Refunds received from Dell pursuant to the Tax Agreement were $45 million during the six months ended July 30, 2021.
Payments from VMware to Dell under the Tax Agreements relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the Tax Agreements. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and VMware executed on April 1, 2019 (the “Letter Agreement”). VMware’s portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and VMware’s payments to Dell generally are capped at the amount that VMware would have paid on a separate tax return basis. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the Tax Agreements that was recorded in additional paid-in capital was not significant during the three and six months ended July 30, 2021 and was $45 million during the three and six months ended July 31, 2020.
As a result of the activity under the Tax Agreements with Dell, amounts due to Dell were $415 million and $451 million as of July 30, 2021 and January 29, 2021, respectively, primarily related to VMware’s estimated tax obligation resulting from the

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Transition Tax. The 2017 Tax Act included a deferral election for an eight-year installment payment method on the Transition Tax. The Company expects to pay the remainder of its Transition Tax over a period of four years.
Pivotal Tax Sharing Agreement with Dell
During the fourth quarter of fiscal 2020, VMware completed the acquisition of Pivotal. Pivotal continues to file its separate tax return for U.S. federal income tax purposes as it left the Dell consolidated tax group at the time of Pivotal’s IPO in April 2018. Pivotal continues to be included on Dell’s unitary state tax returns. Pursuant to a tax sharing agreement, Pivotal historically received payments from Dell for tax benefits that Dell realized due to Pivotal’s inclusion on such returns. There were no payments received from Dell during the three and six months ended July 30, 2021 and July 31, 2020.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	July 30,	January 29,
	2021	2021
Due from related parties, current	$1,036	$1,558
Due to related parties, current(1)	121	120
Due from related parties, net, current	$915	$1,438
(1) Includes an immaterial amount related to the Company’s current operating lease liabilities due to related parties.
The Company also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of July 30, 2021 and January 29, 2021.
Amounts included in due from related parties, net, current, with the exception of DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
As of July 30, 2021 and January 29, 2021, VMware had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three and six months ended July 30, 2021 and July 31, 2020, interest expense on the notes payable to Dell was not significant.
D. Commitments and Contingencies
Litigation
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). Separately, on June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Court against Dell, VMware, Michael Dell, Robert Mee, and Cynthia Gaylor (the “Lopez Action”), which alleges breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit against the same defendants asserting similar claims (the “Howarth Action”). On August 14, 2020, the Court entered an order consolidating the Appraisal Action, the Lopez Action, and the Howarth Action into a single action (the “Consolidated Action”) for all purposes including pretrial discovery and trial. The Court has not yet issued a scheduling order for the Consolidated Action, but the parties have moved forward with pretrial discovery. On June 23, 2020, the Company made a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. In addition, on September 23, 2020, the Company filed a motion to dismiss the claims asserted in the Lopez Action and the Howarth Action, a hearing on this motion occurred on April 27, 2021 and the Court denied the motion on June 29, 2021. The parties are now in the discovery stage of the lawsuit. The trial is scheduled to begin on July 6, 2022. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend itself in connection with this matter.
On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) sued VMware in the United States District Court for the District of Delaware (the “Delaware Court”) for allegedly infringing two patents and three trademarks (“First Action”). After an August 6, 2019 hearing, the Delaware Court denied Cirba’s preliminary injunction motion. On August 20, 2019, VMware filed counterclaims against Cirba for infringing four VMware patents. The Delaware Court severed VMware’s patent

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

infringement counterclaims from Cirba’s claims. On January 24, 2020, a jury returned a verdict that VMware had willfully infringed Cirba’s two patents and awarded approximately $237 million in damages. As to Cirba’s trademark-related claims, the jury found that VMware was not liable. A total of $237 million was accrued for the First Action as of January 31, 2020, which reflected the estimated losses that were considered both probable and reasonably estimable at that time. The amount accrued for this matter was included in accrued expenses and other on the consolidated balance sheet as of January 31, 2020 and the charge was included in general and administrative expense on the consolidated statement of income for the year ended January 31, 2020. On March 9, 2020, the parties filed post-trial motions in the First Action. On December 21, 2020, the Delaware Court granted VMware’s request for a new trial based, in part, on Cirba Inc.’s lack of standing, set aside the verdict and damages award, and denied Cirba’s post-trial motions (the “Post-Trial Order”). On October 22, 2019, VMware filed a separate lawsuit against Cirba Inc. in the United States District Court for the Eastern District of Virginia for infringing four additional VMware patents (“Second Action”). The Second Action was transferred to the Delaware Court on February 25, 2020. On March 23, 2020, Cirba filed a counterclaim against VMware in the Second Action alleging infringement of an additional Cirba patent. The Delaware Court consolidated the First and Second Actions and ordered a consolidated trial on all of the parties’ patent infringement claims and counterclaims. On January 20, 2021, Cirba moved to certify the Post-Trial Order to enable an interlocutory appeal to the United States Court of Appeals for the Federal Circuit, and on May 3, 2021 the Court denied Cirba’s motion. Also, on May 3, 2021, the Court granted Cirba’s motion for leave to assert an additional patent against VMware. Separately, VMware has filed challenges with the U.S. Patent and Trademark Office against each of the four patents that are the subject of Cirba’s allegations. To date, of the four challenges, two ex parte reexams have been granted and one Inter Partes Review has been instituted. As of January 29, 2021, the Company reassessed its estimated loss accrual for the First Action based on the Post-Trial Order and determined that a loss was no longer probable and reasonably estimable with respect to the consolidated First and Second Actions. Accordingly, the estimated loss accrual of $237 million recorded on the consolidated balance sheet was derecognized, with the credit included in general and administrative expense on the consolidated income statement for the year ended January 29, 2021. The Company is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be. The Company intends to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of July 30, 2021, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

E. Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	July 30, 2021
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$940	$(525)	$415
Customer relationships and customer lists	11.5	725	(330)	395
Trademarks and tradenames	7.7	131	(87)	44
Other	2.0	21	(19)	2
Total definite-lived intangible assets		$1,817	$(961)	$856

	January 29, 2021
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$948	$(462)	$486
Customer relationships and customer lists	11.4	727	(281)	446
Trademarks and tradenames	7.6	132	(78)	54
Other	2.0	21	(14)	7
Total definite-lived intangible assets		$1,828	$(835)	$993
Amortization expense on definite-lived intangible assets was $77 million and $154 million during the three and six months ended July 30, 2021, respectively, and $81 million and $161 million during the three and six months ended July 31, 2020, respectively.
Based on intangible assets recorded as of July 30, 2021 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2022	$149
2023	252
2024	200
2025	107
2026	67
Thereafter	81
Total	$856
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Net income	$411	$447	$836	$833

Weighted-average shares, basic for Classes A and B	419,355	420,031	419,235	419,208
Effect of other dilutive securities	3,447	3,019	3,184	3,220
Weighted-average shares, diluted for Classes A and B	422,802	423,050	422,419	422,428
Net income per weighted-average share, basic for Classes A and B	$0.98	$1.06	$1.99	$1.99
Net income per weighted-average share, diluted for Classes A and B	$0.97	$1.06	$1.98	$1.97
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Anti-dilutive securities:
Employee stock options	3	170	22	233
Restricted stock units	237	5,727	375	4,664
Total	240	5,897	397	4,897

G. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
Cash and Cash Equivalents
Cash and cash equivalents totaled $5.9 billion and $4.7 billion as of July 30, 2021 and January 29, 2021, respectively. Cash equivalents were $4.9 billion as of July 30, 2021 and consisted of money-market funds of $4.9 billion and time deposits of $50 million. Cash equivalents were $3.8 billion as of January 29, 2021 and consisted of money-market funds of $3.7 billion and time deposits of $102 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of July 30, 2021 and January 29, 2021 (table in millions):

	July 30,	January 29,
	2021	2021
Cash and cash equivalents	$5,855	$4,692
Restricted cash within other current assets	60	56
Restricted cash within other assets	7	22
Total cash, cash equivalents and restricted cash	$5,922	$4,770
Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Short-Term Investments
Short-term investments totaled $82 million and $23 million as of July 30, 2021 and January 29, 2021, respectively, and consisted of marketable equity securities. Short-term investments as of July 30, 2021 consisted of marketable equity securities that were previously subject to a certain sale restriction and therefore were classified as other assets on the condensed consolidated balance sheet as of January 29, 2021. Refer to Note I for more information regarding the Company’s marketable equity securities.
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
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	July 30,	January 29,	Effective Interest Rate
	2021	2021
Senior Notes issued August 21, 2017:
2.95% Senior Note Due August 21, 2022	$1,500	$1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750	750	4.70%
4.65% Senior Note Due May 15, 2027	500	500	4.80%
4.70% Senior Note Due May 15, 2030	750	750	4.86%
Total principal amount	4,750	4,750
Less: unamortized discount	(6)	(7)
Less: unamortized debt issuance costs	(23)	(26)
Net carrying amount included in long-term debt	$4,721	$4,717
Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $48 million and $97 million during the three and six months ended July 30, 2021, respectively, and $49 million and $88 million during the three and six months ended July 31, 2020, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
Revolving Credit Facility
On September 12, 2017, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.0 billion for general corporate purposes. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of July 30, 2021 and January 29, 2021, there was no outstanding borrowing under the revolving credit facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the revolving credit facility may vary based on

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

VMware’s external credit ratings. The amount paid in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three and six months ended July 30, 2021 and July 31, 2020.
Refer to Note C for disclosure regarding the note payable to Dell and Note N for information regarding the Company’s incremental indebtedness entered into subsequent to the second quarter of fiscal 2022.
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	July 30, 2021
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$4,871	$—	$4,871
Time deposits(1)	—	50	50
Total cash equivalents	$4,871	$50	$4,921
Short-term investments:
Marketable equity securities	$82	$—	$82
Total short-term investments	$82	$—	$82

	January 29, 2021
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$3,738	$—	$3,738
Time deposits(1)	—	102	102
Total cash equivalents	$3,738	$102	$3,840
Short-term investments:
Marketable equity securities	$23	$—	$23
Total short-term investments	$23	$—	$23
(1) Time deposits were valued at amortized cost, which approximated fair value.
The note payable to Dell and the Senior Notes were not adjusted to fair value. The fair value of the note payable to Dell was $275 million and $276 million as of July 30, 2021 and January 29, 2021, respectively. The fair value of the Senior Notes was approximately $5.3 billion and $5.3 billion as of July 30, 2021 and January 29, 2021, respectively. Fair value for the note payable to Dell and the Senior Notes was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. There is no net impact to the condensed consolidated statements of income since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

not been included in the above tables. Assets associated with this plan were the same as the liabilities at $172 million and $140 million as of July 30, 2021 and January 29, 2021, respectively, and were included in other assets on the condensed consolidated balance sheets. Liabilities associated with this plan were included in accrued expenses and other of $17 million and in other liabilities of $155 million on the condensed consolidated balance sheet as of July 30, 2021. Liabilities associated with this plan of $140 million were included in other liabilities on the condensed consolidated balance sheet as of January 29, 2021.
Equity Securities With a Readily Determinable Fair Value
VMware’s equity securities include an investment in a company that completed its initial public offering during the third quarter of fiscal 2021. The fair value of the investment is based on quoted prices for identical assets in an active market (Level 1). As of January 29, 2021, this investment had a fair value of $162 million, of which $139 million was included in other assets on the condensed consolidated balance sheet due to a certain sale restriction and $23 million was included in short-term investments as they were unrestricted and available for sale. The sale restriction lapsed for the remaining shares during the three months ended April 30, 2021. As of July 30, 2021, the fair value of the investment was $82 million and was included in short-term investments on the condensed consolidated balance sheet. During the three and six months ended July 30, 2021, the Company sold $28 million and $37 million of the investment, respectively. During the three and six months ended July 30, 2021, VMware recognized unrealized losses of $10 million and $35 million, respectively, on the equity securities still held as of July 30, 2021. All gains and losses, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of July 30, 2021 and January 29, 2021, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $144 million and $129 million, respectively, and were included in other assets on the condensed consolidated balance sheets. Unrealized gains recognized on securities still held as of July 30, 2021 were $11 million during the three and six months ended July 30, 2021. Unrealized gains and losses recognized during the three and six months ended July 31, 2020 were not significant. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and six months ended July 30, 2021 and July 31, 2020, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have contractual maturities of twelve months or less, and as of July 30, 2021 and January 29, 2021, outstanding forward contracts had a total notional value of $257 million and $486 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of July 30, 2021 and January 29, 2021.
During the three and six months ended July 30, 2021 and July 31, 2020, all cash flow hedges were considered effective.

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
These forward contracts generally have a contractual maturity of one month, and as of July 30, 2021 and January 29, 2021, outstanding forward contracts had a total notional value of $903 million and $1.2 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of July 30, 2021 and January 29, 2021.
Gains related to the settlement of forward contracts were $11 million and $15 million during the three and six months ended July 30, 2021, respectively. Losses related to the settlement of forward contracts were $48 million and $33 million during the three and six months ended July 31, 2020, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three and six months ended July 30, 2021. The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities resulted in net gains of $12 million and $13 million during the three and six months ended July 31, 2020, respectively. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
K. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 25 years.
The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Operating lease expense	$48	$44	$96	$90
Finance lease expense:
Amortization of right-of-use (“ROU”) assets	2	1	3	3
Interest on lease liabilities	—	1	1	1
Total finance lease expense	2	2	4	4
Short-term lease expense	—	—	1	1
Variable lease expense	8	7	15	15
Total lease expense	$58	$53	$116	$110
From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not significant during the three months ended July 30, 2021 and was $11 million during the six months ended July 30, 2021. Sublease income was not significant during the three and six months ended July 31, 2020.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental cash flow information related to operating and finance leases during the periods presented was as follows (table in millions):

	Six Months Ended
	July 30,	July 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$86	$81
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$112	$100
Finance leases	—	1
Supplemental balance sheet information related to operating and finance leases as of the periods presented was as follows (table in millions):

	July 30, 2021
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$1,029	$49

Lease liabilities, current(2)	$126	$5
Lease liabilities, non-current(3)	912	46
Total lease liabilities	$1,038	$51

	January 29, 2021
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$997	$53

Lease liabilities, current(2)	$109	$5
Lease liabilities, non-current(3)	891	50
Total lease liabilities	$1,000	$55
(1) ROU assets for operating leases are included in other assets and ROU assets for finance leases are included in property and equipment, net on the condensed consolidated balance sheets.
(2) Current lease liabilities are included primarily in accrued expenses and other on the condensed consolidated balance sheets. An insignificant amount is presented in due from related parties, net on the condensed consolidated balance sheets.
(3) Non-current operating lease liabilities are presented as operating lease liabilities on the condensed consolidated balance sheets. Non-current finance lease liabilities are included in other liabilities on the condensed consolidated balance sheets.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Lease term and discount rate related to operating and finance leases as of the periods presented were as follows:

	July 30,	January 29,
	2021	2021
Weighted-average remaining lease term (in years)
Operating leases	12.1	12.6
Finance leases	7.8	8.3
Weighted-average discount rate
Operating leases	3.3%	3.5%
Finance leases	2.9%	2.9%
The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of the period presented (table in millions):

	July 30, 2021
	Operating Leases	Finance Leases
Remainder of 2022	$73	$3
2023	177	7
2024	152	7
2025	120	6
2026	106	7
Thereafter	686	27
Total future minimum lease payments	1,314	57
Less: Imputed interest	(276)	(6)
Total lease liabilities(1)	$1,038	$51
(1) Total lease liabilities as of July 30, 2021 excluded legally binding lease payments for leases signed but not yet commenced of $71 million.
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
During May 2019, VMware’s board of directors authorized the repurchase of up to $1.5 billion of Class A common stock through January 29, 2021. During July 2020, VMware’s board of directors extended authorization of the existing stock repurchase program through January 28, 2022 and authorized the repurchase of up to an additional $1.0 billion of Class A common stock through January 28, 2022. As of July 30, 2021, the cumulative authorized amount remaining for stock repurchases was $326 million.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Aggregate purchase price	$358	$130	$729	$311
Class A common stock repurchased	2,243	919	4,743	2,459
Weighted-average price per share	$159.73	$141.04	$153.77	$126.30
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
The following table summarizes restricted stock activity since January 29, 2021 (units in thousands):

	VMware RSUs
	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 29, 2021	17,790	$147.46
Granted	7,996	149.89
Vested	(4,471)	130.66
Forfeited	(1,924)	147.60
Outstanding, July 30, 2021	19,391	149.70
The aggregate vesting date fair value of VMware’s restricted stock that vested during the six months ended July 30, 2021 was $703 million. As of July 30, 2021, restricted stock representing 19.4 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $3.0 billion based on VMware’s closing stock price as of July 30, 2021.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax provision (benefit) on the condensed consolidated statements of income. Net excess tax benefits recognized during the three and six months ended July 30, 2021 were $13 million and $17 million, respectively, and were $16 million and $29 million during the three and six months ended July 31, 2020, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)
The changes in components of accumulated other comprehensive income (loss) during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, January 29, 2021	$(1)	$(4)	$(5)
Unrealized gains (losses), net of tax provision (benefit) of $—, $—, and $—	2	—	2
Other comprehensive income (loss), net	2	—	2
Balance, July 30, 2021	$1	$(4)	$(3)

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, January 31, 2020	$—	$(4)	$(4)
Unrealized gains (losses), net of tax provision (benefit) of ($1), $—, and ($1)	(5)	—	(5)
Other comprehensive income (loss), net	(5)	—	(5)
Balance, July 31, 2020	$(5)	$(4)	$(9)
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
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Revenue:
License	$738	$719	$1,384	$1,379
Subscription and SaaS	776	631	1,516	1,204
Total license and subscription and SaaS	1,514	1,350	2,900	2,583
Services:
Software maintenance	1,336	1,270	2,657	2,515
Professional services	288	255	575	511
Total services	1,624	1,525	3,232	3,026
Total revenue	$3,138	$2,875	$6,132	$5,609

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
United States	$1,539	$1,439	$3,005	$2,802
International	1,599	1,436	3,127	2,807
Total	$3,138	$2,875	$6,132	$5,609
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three and six months ended July 30, 2021 and July 31, 2020.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	July 30,	January 29,
	2021	2021
United States	$854	$864
International	249	241
Total	$1,103	$1,105
As of July 30, 2021 and January 29, 2021, the U.S. and India accounted for approximately 80% and 10% of these assets, respectively.
N. Subsequent Events
On August 2, 2021, VMware issued five unsecured senior notes pursuant to a public debt offering in the aggregate amount of $6.0 billion, consisting of outstanding principal due on the following dates: $1.0 billion due August 15, 2023 (the “2023 Notes”), $1.25 billion due August 15, 2024 (the “2024 Notes”), $1.5 billion due August 15, 2026 (the “2026 Notes”), $750 million due August 15, 2028 (the “2028 Notes”) and $1.5 billion due August 15, 2031 (the “2031 Notes” and, together with the 2023 Notes, the 2024 Notes, the 2026 Notes and the 2028 Notes, the “2021 Senior Notes”). The 2021 Senior Notes bear interest at annual rates of 0.60%, 1.00%, 1.40%, 1.80% and 2.20%, respectively, payable semi-annually on each February 15 and August 15 of each year, commencing on February 15, 2022. The 2021 Senior Notes are redeemable in whole at any time or in part from time to time at VMware’s option and may be subject to a make-whole premium. In addition, upon the occurrence of certain change-of-control triggering events and certain downgrades of the ratings on the 2021 Senior Notes, VMware may be required to repurchase the notes at a repurchase price equal to 101% of the aggregate principal plus any accrued and unpaid interest on the date of repurchase. The 2021 Senior Notes rank equally in right of payment with VMware’s other unsecured and unsubordinated indebtedness and contain restrictive covenants that, in certain circumstances, limit VMware’s ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of VMware’s assets.
The proceeds from the 2021 Senior Notes were $5.9 billion, net of debt discount of $11 million and debt issuance costs of $47 million, and are expected to be used to fund a portion of the Special Dividend in connection with the Spin-Off pursuant to the terms of the Separation Agreement and, to the extent any proceeds remain, for general corporate purposes. If the Spin-Off is not consummated on or prior to the earlier of (i) (x) April 28, 2022 or (y) if the Separation Agreement is amended on or prior to April 28, 2022 to extend the date by which the Spin-Off must be consummated to a date later than April 28, 2022, the earlier of such extended date and July 28, 2022 and (ii) the date the Separation Agreement is terminated, VMware will be required to redeem all outstanding 2023 Notes, 2024 Notes, 2028 Notes and 2031 Notes at a special mandatory redemption price equal to 101% of the aggregate principal amount of notes being redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of such special mandatory redemption (the “Special Mandatory Redemption Price”). In the event that special mandatory redemption is triggered, VMware will be required to deposit with a trustee funds sufficient to pay the Special Mandatory Redemption Price. The 2026 Notes are not subject to the special mandatory redemption, and, if the Spin-Off is not consummated, VMware expects to use the net proceeds thereof for general corporate purposes, which may include debt repayment.
On September 2, 2021, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.5 billion for general corporate purposes

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility replaced the Company’s existing $1.0 billion revolving credit facility that was undrawn. Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the 2021 Revolving Credit Facility may vary based on VMware’s external credit ratings.
Additionally, on September 2, 2021, VMware received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that would provide the Company with an aggregate borrowing capacity of up to $4.0 billion, which, if funded, may be used to finance a portion of the Special Dividend and for general corporate purposes. The Company may borrow once up to the aggregate borrowing capacity of $4.0 billion until the earlier of (x) April 28, 2022 and (y) the date on which the Separation Agreement is terminated. The term loans bear interest at the London interbank offered rate plus 0.625% to 1.00%, depending on VMware’s external credit ratings, or an alternate base rate. The initial funding of the Commitment is subject to various customary conditions, including execution and delivery of definitive loan agreement and related documentation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of July 30, 2021 should be read in conjunction with our consolidated financial statements for the year ended January 29, 2021 contained in our Annual Report on Form 10-K filed on March 26, 2021.
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
During the six months ended July 30, 2021, revenue growth in our subscription and SaaS offerings was primarily driven by our VMware Cloud Provider Program (“VCPP”), VMware Workspace ONE (“Workspace ONE”), VMware Carbon Black Cloud, VMware Tanzu and VMware Cloud on AWS. We expect revenue growth derived from our subscription and SaaS offerings to continue. In addition, we expect operating margin to be negatively impacted in fiscal 2022 as a result of our incremental investment in our subscription and SaaS portfolio.
During the six months ended July 30, 2021, we continued to see an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold with perpetual licenses, which negatively impacted our operating margin. As this trend continues, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As a result, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, may be less relevant on a stand-alone basis, and we believe that the overall growth rate of our combined license and subscription and SaaS revenue, as well as the growth in remaining performance obligations, will become better indicators of our future growth prospects.
Dell Go-to-Market Initiatives
We continue joint marketing, sales, branding and product development efforts with Dell Technologies Inc. (“Dell”) and its subsidiaries to enhance the collective value we deliver to our mutual customers. During the three and six months ended July 30, 2021, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 37% and 36% of our consolidated revenue, respectively. During the three and six months ended July 30, 2021, revenue recognized on transactions where Dell acted as an original equipment manufacturer (“OEM”) accounted for 12% and 13% of total revenue from Dell, respectively, or 5% and 5% of our consolidated revenue, respectively. The remaining revenue from Dell consisted of Dell acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services (“DFS”) also provided financing to our end users at our end users’ discretion.

COVID-19 Impact
The worldwide spread of COVID-19 resulted in a global slowdown of economic activity while also disrupting sales channels and marketing activities, and the COVID-19 pandemic may cause economic disruption and market volatility in future periods. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future course of the pandemic, the ongoing economic impact and the degree and rate of economic recovery remain highly uncertain and continue to rapidly evolve. Although the pandemic has not had the level of financial impact on our business we initially expected, we did experience negative impacts on our sales and certain of our financial results and there continues to be uncertainty regarding the magnitude and duration of the economic effects of the COVID-19 pandemic and the extent to which it will have a negative impact on our sales and our financial results for the remainder of fiscal 2022.
We continue to closely monitor the impact of the pandemic on all aspects of our business.
Spin-Off and Special Dividend
On April 14, 2021, we entered into a Separation and Distribution Agreement with Dell (the “Separation Agreement”), pursuant to which, subject to the satisfaction of all closing conditions, Dell will distribute the shares of Class A common stock (“Class A Stock”) and Class B common stock (“Class B Stock” and, collectively, the “Common Stock”) owned by its wholly owned subsidiaries, to the holders of shares of Dell as of a record date determined pursuant to the Separation Agreement on a pro rata basis (the “Spin-Off”). Subject to the various conditions, we will pay a cash dividend, pro rata, to each of the holders of Common Stock (including Dell) immediately prior to the Spin-Off in an aggregate amount equal to an amount to be mutually agreed by us and Dell between $11.5 billion and $12.0 billion (the “Special Dividend”). We expect to fund the Special Dividend through cash reserves and incremental indebtedness. Refer to Note N for more information regarding our incremental indebtedness, including our recent notes offering. The Spin-Off is expected to close during the fourth quarter of calendar 2021, subject to certain closing conditions, including receipt of a favorable Internal Revenue Service ruling that the distribution of shares to Dell and its stockholders will qualify as generally tax-free for U.S. federal income tax purposes.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 30,	July 31,			July 30,	July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
License	$738	$719	$19	3%	$1,384	$1,379	$4	—%
Subscription and SaaS	776	631	144	23	1,516	1,204	313	26
Total license and subscription and SaaS	1,514	1,350	163	12	2,900	2,583	317	12
Services:
Software maintenance	1,336	1,270	66	5	2,657	2,515	141	6
Professional services	288	255	34	13	575	511	64	13
Total services	1,624	1,525	100	7	3,232	3,026	206	7
Total revenue	$3,138	$2,875	$263	9	$6,132	$5,609	$523	9

Revenue:
United States	$1,539	$1,439	$101	7%	$3,005	$2,802	$203	7%
International	1,599	1,436	162	11	3,127	2,807	320	11
Total revenue	$3,138	$2,875	$263	9	$6,132	$5,609	$523	9

Revenue from our subscription offerings consisted primarily of our VCPP cloud-based offerings that are billed to customers on a consumption basis and revenue from VMware Tanzu and other offerings that are billed on a subscription basis. Revenue from our SaaS offerings consisted primarily of our Unified Endpoint Management mobile solution within Workspace ONE, VMware Cloud on AWS, CloudHealth by VMware, VMware SD-WAN by VeloCloud offerings and VMware Carbon Black Cloud.
License revenue relating to the sale of on-premises licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
License Revenue
License revenue increased slightly during the three and six months ended July 30, 2021 compared to the three and six months ended July 31, 2020. As customers adopt our cloud-based offerings, license revenue may be lower and subject to greater fluctuation in the future, driven by a higher percentage of cloud-based offerings being sold as well as the variability of large deals between fiscal quarters, which deals historically have had a large license revenue impact.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during the three and six months ended July 30, 2021 compared to the three and six months ended July 31, 2020. Revenue growth primarily from our VCPP, Workspace ONE, VMware Carbon Black Cloud, VMware Tanzu and VMware Cloud on AWS offerings continued to contribute to subscription and SaaS revenue growth during the three and six months ended July 30, 2021 compared to the three and six months ended July 31, 2020.
Services Revenue
During the three and six months ended July 30, 2021, software maintenance revenue continued to benefit from maintenance contracts sold in previous periods. In each period presented, customers purchased, on a weighted-average basis, greater than two years of support and maintenance with each new license purchased.
Professional services revenue increased during the three and six months ended July 30, 2021 compared to the three and six months ended July 31, 2020. Services we provide through our technical account managers and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. We continue to also focus on enabling our partners to deliver professional services for our solutions, and as such, our professional services revenue may vary as we continue to leverage our partners. The timing of services rendered will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	July 30,	January 29,
	2021	2021
Unearned license revenue	$20	$15
Unearned subscription and SaaS revenue	2,208	1,998
Unearned software maintenance revenue	6,916	7,092
Unearned professional services revenue	1,194	1,209
Total unearned revenue	$10,338	$10,314
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of July 30, 2021 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of July 30, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.2 billion, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% was expected to be recognized as revenue during fiscal 2022, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS, and services. As of July 30, 2021, our total backlog was $66 million, and our backlog related to licenses was $19 million. For our backlog related to licenses, we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $12 million as of July 30, 2021 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs.
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
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Collectively, our cost of license revenue, cost of subscription and SaaS revenue, cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in headcount and salaries across most of our income statement expense categories for the three and six months ended July 30, 2021.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 30,	July 31,			July 30,	July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of license revenue	$37	$35	$3	8%	$74	$73	$—	—%
Stock-based compensation	—	—	—	(14)	1	1	—	3
Total expenses	$37	$35	$3	7	$75	$74	$—	—
% of License revenue	5%	5%			5%	5%
Cost of license revenue remained relatively consistent during the three and six months ended July 30, 2021 compared to the three and six months ended July 31, 2020.

Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 30,	July 31,			July 30,	July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of subscription and SaaS revenue	$165	$127	$37	30%	$316	$249	$67	27%
Stock-based compensation	5	5	1	14	11	9	2	27
Total expenses	$170	$132	$38	29	$327	$258	$69	27
% of Subscription and SaaS revenue	22%	21%			22%	21%
Cost of subscription and SaaS revenue increased during the three months ended July 30, 2021 compared to the three months ended July 31, 2020. The increase was primarily driven by growth in costs associated with hosted services to support our SaaS offerings of $17 million and growth in cash-based employee-related cost of $13 million, which was primarily driven by incremental growth in headcount. The increase was also driven by increased equipment and depreciation of $12 million.
Cost of subscription and SaaS revenue increased during the six months ended July 30, 2021 compared to the six months ended July 31, 2020. The increase was primarily driven by growth in costs associated with hosted services to support our SaaS offerings of $25 million and growth in cash-based employee-related cost of $24 million, which was primarily driven by incremental growth in headcount. The increase was also driven by increased equipment and depreciation of $23 million.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 30,	July 31,			July 30,	July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of services revenue	$328	$295	$33	11%	$640	$591	$49	8%
Stock-based compensation	24	26	(2)	(8)	49	48	1	1
Total expenses	$352	$321	$31	10	$689	$639	$50	8
% of Services revenue	22%	21%			21%	21%
Cost of services revenue increased during the three months ended July 30, 2021 compared to the three months ended July 31, 2020. The increase was primarily driven by growth in cash-based employee-related cost of $35 million, which was primarily driven by incremental growth in headcount and salaries.
Cost of services revenue increased during the six months ended July 30, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $53 million, primarily driven by incremental growth in headcount and salaries. The increase was also driven by increased third-party professional services costs of $11 million. These increases were partially offset by decreased equipment and depreciation of $14 million.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.

Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 30,	July 31,			July 30,	July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$625	$547	$78	14%	$1,206	$1,087	$118	11%
Stock-based compensation	150	132	18	14	277	257	21	8
Total expenses	$775	$679	$96	14	$1,483	$1,344	$138	10
% of Total revenue	25%	24%			24%	24%
Research and development expenses increased during the three months ended July 30, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $76 million, primarily driven by incremental growth in headcount and salaries, as well as increased stock-based compensation of $18 million, primarily driven by increased restricted stock unit awards granted to our employees. The increase was also driven by increased equipment and depreciation of $11 million. These increases were partially offset by increased capitalized internal-use software development costs of $15 million.
Research and development expenses increased during the six months ended July 30, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $118 million, primarily driven by incremental growth in headcount and salaries, as well as increased stock-based compensation of $21 million, primarily driven by increased restricted stock unit awards granted to our employees. The increase was also driven by increased equipment and depreciation of $20 million. These increases were partially offset by increased capitalized internal-use software development costs of $28 million.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 30,	July 31,			July 30,	July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$942	$809	$135	17%	$1,828	$1,655	$174	11%
Stock-based compensation	81	88	(8)	(9)	153	159	(7)	(4)
Total expenses	$1,023	$897	$127	14	$1,981	$1,814	$167	9
% of Total revenue	33%	31%			32%	32%
Sales and marketing expenses increased during the three months ended July 30, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $81 million, primarily driven by incremental growth in headcount and salaries, as well as higher commission costs of $32 million resulting from increased sales volume.
Sales and marketing expenses increased during the six months ended July 30, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $139 million, primarily driven by incremental growth in headcount and salaries, as well as higher commission costs of $63 million resulting from increased sales volume. The increase was partially offset by decreased costs incurred for sales enablement-based initiatives of $21 million, as well as decreased travel-related costs of $10 million resulting from travel restrictions imposed in response to the COVID-19 pandemic.

General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 30,	July 31,			July 30,	July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$223	$235	$(12)	(5)%	$428	$432	$(4)	(1)%
Stock-based compensation	33	42	(9)	(22)	64	91	(27)	(30)
Total expenses	$256	$277	$(21)	(8)	$492	$523	$(31)	(6)
% of Total revenue	8%	10%			8%	9%
General and administrative expenses decreased during the three months ended July 30, 2021 compared to the three months ended July 31, 2020. The decrease was primarily driven by decreased acquisition-related costs of $14 million, as well as decreased third-party professional services costs of $11 million.
General and administrative expenses decreased during the six months ended July 30, 2021 compared to the six months ended July 31, 2020. The decrease was primarily driven by decreased acquisition-related costs of $32 million, as well as decreased stock-based compensation of $27 million, which was primarily due to the vesting of awards associated with prior acquisitions. The decrease was also driven by decreased third-party professional services costs of $21 million. These decreases were partially offset by an increase in cash-based employee-related expenses of $35 million, primarily driven by incremental growth in headcount and salaries.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 30,	July 31,			July 30,	July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other income (expense), net	$3	$15	$(10)	(70)%	$(19)	$8	$(28)	(326)%
% of Total revenue	—%	1%			—%	—%
Other income (expense), net decreased during the three and six months ended July 30, 2021 compared to the three and six months ended July 31, 2020, primarily driven by gains and losses, whether realized or unrealized, on our investments in equity securities. During the six months ended July 30, 2021, net losses on our investments in equity securities increased by $43 million, primarily driven by a loss of $45 million recognized on one of our investments in equity securities, which completed its initial public offering during the third quarter of fiscal 2021. The fair value of the publicly traded investment is determined primarily using the quoted market price of its common stock. As a result, any volatility in its publicly traded common stock introduces a degree of variability to our consolidated statements of income. The change during the three months ended July 30, 2021 compared to the three months ended July 31, 2020 was not material.
Income Tax Provision
The following table summarizes our income tax provision during the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Income tax provision	$69	$48	$131	$31
Effective income tax rate	14.4%	9.8%	13.5%	3.5%
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. The increase in our effective income tax rate for the six months ended July 30, 2021 compared to the six months ended July 31, 2020 was primarily driven by a discrete tax benefit of $59 million recognized as a deferred tax asset due to an intra-group transfer of Pivotal’s intellectual property rights to our Irish subsidiary during the six months ended

July 31, 2020. The increase in our effective income tax rate for the three months ended July 30, 2021 compared to the three months ended July 31, 2020 was mainly driven by a higher estimated annual effective income tax rate for fiscal 2022 due to a decrease in certain estimated U.S. tax credits.
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
During the three and six months ended July 30, 2021, revenue from Dell accounted for 37% and 36% of our consolidated revenue, respectively. During the three and six months ended July 30, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 12% and 13% of total revenue from Dell, respectively, or 5% and 5% of our consolidated revenue, respectively.
During the three and six months ended July 31, 2020, revenue from Dell accounted for 34% and 33% of our consolidated revenue, respectively. During the three and six months ended July 31, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 12% of total revenue from Dell, or 4% of our consolidated revenue.

Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	July 30,	July 31,	July 30,	July 31,	July 30,	January 29,
	2021	2020	2021	2020	2021	2021
Reseller revenue	$1,162	$948	$2,198	$1,810	$5,092	$4,952
Internal-use revenue	13	16	25	35	34	45
Sales through Dell as a distributor, which is included in reseller revenue, continues to grow rapidly.
Receipts from Dell for collaborative technology projects were not material during the three and six months ended July 30, 2021 and July 31, 2020.
Customer deposits resulting from transactions with Dell were $221 million and $214 million as of July 30, 2021 and January 29, 2021, respectively.
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
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2021	2020	2021	2020
Purchases and leases of products and purchases of services(1)	$61	$45	$107	$89
Dell subsidiary support and administrative costs	10	15	24	42
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

Dell Financial Services
DFS provided financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were not significant during the three months ended July 30, 2021 and were $15 million during the six months ended July 30, 2021. Financing fees on arrangements accepted by both parties were $18 million and $31 million during the three and six months ended July 31, 2020, respectively.
Tax Agreements with Dell
In connection with the Spin-Off and concurrently with the execution of the Separation Agreement, effective as of April 14, 2021, we and Dell entered into a Tax Matters Agreement (the “Tax Matters Agreement”) and agreed to terminate the tax sharing agreement as amended on December 30, 2019 (together, the “Tax Agreements”). The Tax Matters Agreement governs our and Dell’s respective rights and obligations, both for pre-Spin-Off periods and post-Spin-Off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.
Payments made to Dell pursuant to the Tax Agreements were $73 million and $86 million during the three and six months ended July 30, 2021, respectively, and were $142 million and $167 million during the three and six months ended July 31, 2020, respectively. Refunds received from Dell pursuant to the Tax Agreement were $45 million during the six months ended July 30, 2021.
Payments from us to Dell under the Tax Agreements relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from related parties is governed by the Tax Agreements. Our portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and us executed on April 1, 2019 (the “Letter Agreement”). Our portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and our payments to Dell generally are capped at the amount that we would have paid on a separate tax return basis. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the Tax Agreements that was recorded in additional paid-in capital was not significant during the three and six months ended July 30, 2021 and was $45 million during the three and six months ended July 31, 2020.
As a result of the activity under the Tax Agreements with Dell, amounts due to Dell were $415 million and $451 million as of July 30, 2021 and January 29, 2021, respectively, primarily related to our estimated tax obligation resulting from the Transition Tax. The 2017 Tax Act included a deferral election for an eight-year installment payment method on the Transition Tax. We expect to pay the remainder of our Transition Tax over a period of four years.
Pivotal Tax Sharing Agreement with Dell
During the fourth quarter of fiscal 2020, we completed the acquisition of Pivotal. Pivotal continues to file its separate tax return for U.S. federal income tax purposes as it left the Dell consolidated tax group at the time of Pivotal’s IPO in April 2018. Pivotal continues to be included on Dell’s unitary state tax returns. Pursuant to a tax sharing agreement, Pivotal historically received payments from Dell for tax benefits that Dell realized due to Pivotal’s inclusion on such returns. There were no payments received from Dell during the three and six months ended July 30, 2021 and July 31, 2020.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	July 30,	January 29,
	2021	2021
Due from related parties, current	$1,036	$1,558
Due to related parties, current(1)	121	120
Due from related parties, net, current	$915	$1,438
(1) Includes an immaterial amount related to our current operating lease liabilities due to related parties.
We also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of July 30, 2021 and January 29, 2021.
Amounts included in due from related parties, net, current, with the exception of DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.

Notes Payable to Dell
As of July 30, 2021 and January 29, 2021, we had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. The note may be prepaid without penalty or premium. Interest is payable quarterly in arrears at the annual rate of 1.75%. During the three and six months ended July 30, 2021 and July 31, 2020, interest expense on the notes payable to Dell was not significant.
In connection with the Spin-Off, we plan to repay the outstanding $270 million note payable to Dell.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	July 30,	January 29,
	2021	2021
Cash and cash equivalents	$5,855	$4,692
Short-term investments	82	23
Total cash, cash equivalents and short-term investments	$5,937	$4,715
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
In the event that conditions for payment of the Special Dividend are satisfied and the Special Dividend is paid, we expect to fund the Special Dividend through cash reserves and incremental indebtedness. As a result, if conditions for the Special Dividend are met, we expect our cash and cash equivalents balance to decline. We continue to expect that cash generated by operations will be our primary source of liquidity. We also continue to believe that, despite this potential decline in cash and cash equivalents, existing cash, cash equivalents and our borrowing capacity, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things. We remain committed to maintaining an investment grade profile and credit rating. Following our planned Spin-Off from Dell, we expect to use free cash flow primarily to de-lever debt. In addition, we plan to continue with our balanced capital allocation policy through investing in our product and solution offerings, acquisitions and returning capital to stockholders through share repurchases. Additionally, given the unpredictable nature of our outstanding legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a negative impact on our overall liquidity.
On August 2, 2021, we issued five unsecured senior notes pursuant to a public debt offering in an aggregate amount of $6.0 billion. The proceeds are expected to be used to fund a portion of the Special Dividend and, to the extent any proceeds remain, for general corporate purpose. Additionally, on September 2, 2021, we obtained $1.5 billion in commitments from lenders for a new five-year revolving credit facility, which replaced our existing $1.0 billion revolving credit facility that was undrawn. We also obtained $4.0 billion in commitments for term loans with maturities of up to five years. Refer to Note N to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our incremental indebtedness, including our recent notes offering.
The 2017 Tax Act imposed a Transition Tax and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our liabilities related to the Transition Tax as of July 30, 2021 was $504 million, which we expect to pay over the next four years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.

Our cash flows summarized for the periods presented were as follows (table in millions):

	Six Months Ended
	July 30,	July 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$2,130	$2,094
Investing activities	(144)	(488)
Financing activities	(834)	185
Net increase in cash, cash equivalents and restricted cash	$1,152	$1,791
Operating Activities
Cash provided by operating activities increased by $37 million during the six months ended July 30, 2021 compared to the six months ended July 31, 2020, primarily driven by increased cash collections due to increased sales, as well as decreased tax payments. This activity was partially offset by an increase in cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount and salaries during the six months ended July 30, 2021.
Investing Activities
Cash used in investing activities decreased by $343 million during the six months ended July 30, 2021 compared to the six months ended July 31, 2020, primarily driven by a decrease in cash used in business combinations, as well as an increase in proceeds from sales of our investments in equity securities.
Financing Activities
Cash used in financing activities changed by $1.0 billion during the six months ended July 30, 2021 compared to the six months ended July 31, 2020, primarily due to the absence of the net cash proceeds received from the issuance of long-term debt of $2.0 billion and the redemption of the $1.3 billion unsecured senior note due August 21, 2020. The change was also driven by an increase of $419 million in repurchases of shares of our Class A common stock during the six months ended July 30, 2021.
Unsecured Senior Notes
The following table summarizes the principal on our two series of unsecured senior notes issued August 21, 2017 and our three series of unsecured senior notes issued April 7, 2020 (collectively, the “Senior Notes”) as of July 30, 2021 (amounts in millions):

Senior Notes issued August 21, 2017:
2.95% Senior Note Due August 21, 2022	$1,500
3.90% Senior Note Due August 21, 2027	1,250
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750
4.65% Senior Note Due May 15, 2027	500
4.70% Senior Note Due May 15, 2030	750
Total principal amount	$4,750
Interest on the Senior Notes issued on April 7, 2020 is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on each note issued on April 7, 2020 is subject to adjustment based on certain rating events. Interest on the Senior Notes issued on August 21, 2017 is payable semiannually in arrears, on February 21 and August 21 of each year. During the six months ended July 30, 2021 and July 31, 2020, $93 million and $61 million, respectively, was paid for interest related to the Senior Notes.
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

Revolving Credit Facility
On September 12, 2017, we entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides us with a borrowing capacity of up to $1.0 billion, for general corporate purposes. The credit agreement contains certain representations, warranties and covenants. Commitments under the revolving credit facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of July 30, 2021 and January 29, 2021, there was no outstanding borrowing under the revolving credit facility.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; our expectations regarding the timing of tax payments and the impacts of changes in our corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, capital-raising activities, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; the continuing impact of the COVID-19 pandemic on the global economy as well as any related effects on our business operations, financial performance, results of operations and stock price; future plans with respect to Dell’s ownership interest in us, including the proposed Spin-Off of its ownership to Dell stockholders and the related Special Dividend to be paid by us and the sources of funding for such Special Dividend and the commercial framework for our future relationship with Dell; our commitment and ability to maintain an investment-grade credit rating; the sufficiency of our cash sources to fund our operations; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risk exposures during the six months ended July 30, 2021. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 26, 2021 for a detailed discussion of our market risk exposures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended July 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The virtualization, container, cloud computing, end-user computing, security and software-defined data center industries are interrelated and rapidly evolving, and we face intense competition across all the markets for our products and services. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Additionally, the adoption of public and distributed cloud, micro-services, containers, and open source technologies has the potential to erode our profitability.
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and may also shift some of their existing workloads. A significant percentage of new application development is happening in the public cloud, and these new applications are often deployed on public cloud infrastructure. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based offerings. If our private, hybrid and multi-cloud products and services fail to address evolving customer requirements, the demand for VMware’s virtualization products and services may decline, and we could experience lower growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers such as Amazon Web Services (“AWS”) and Microsoft, which are increasingly integrated with on-premises solutions. In fiscal 2018, we entered into a strategic alliance with AWS to deliver a vSphere-based cloud service, VMware Cloud on AWS, running in AWS data centers available in certain geographies, and, in fiscal 2019, we extended our collaboration with AWS to include AWS Outposts. In fiscal 2020, we also announced partnerships with Microsoft (Azure VMware Solution by CloudSimple), Google (Google Cloud VMware Solution by CloudSimple), and Oracle (Oracle Cloud VMware Solution) under the framework of our VCPP that enable customers to run native VMware-based workloads on Azure, Google Cloud, and Oracle Cloud. Our partnerships with these public cloud providers may be seen as competitive with each other, with other VCPP partners and with AWS, while some partners may elect to include solutions such as VMware Cloud on AWS as part of their managed services provider offerings. In addition, many of these public cloud providers are delivering hybrid cloud hardware solutions with their distributed cloud management. To the extent customers choose to operate native cloud environments (or similar non-VMware environments, such as Azure Stack) in their data centers in lieu of purchasing VMware’s on-premises and hybrid and multi-cloud products, our operating results could be materially adversely affected.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 24% of our total revenue during the six months ended July 30, 2021. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.

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
One of our distributors accounted for 10% or more of our consolidated revenue during the six months ended July 30, 2021. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Additionally, sales via our various route-to-market relationships with Dell accounted for 36% of our consolidated revenue during the six months ended July 30, 2021 and transactions where Dell acted as an original equipment manufacturer (“OEM”) accounted for 13% of the revenue from Dell, or 5% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
•localized impacts of the COVID-19 pandemic that persist or flare up in particular regions, such as in India where several of our global support services as well as research and development personnel are located, have in the past and in the future could cause delays or disruptions in certain of our business operations and product development;
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
For example, the COVID-19 pandemic has depressed economic activity worldwide, and the timing and strength of an economic recovery is highly uncertain and likely to vary significantly by region. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future course of the pandemic and any resulting economic impact remain highly uncertain and continue to rapidly evolve. We have observed negative impacts on our sales and our financial results from and there continues to be significant uncertainty regarding the economic effects of the COVID-19 pandemic. For example, during much of fiscal 2021, we saw delays in customers’ large transformative on-premises projects that we believe were largely due to COVID-19, which negatively impacted our product sales. There remains considerable uncertainty regarding the progress of vaccination programs, the dangers posed by COVID-19 variants and when a return to pre-pandemic conditions can occur. Accordingly, should the pandemic persist for a long period of time, economic conditions globally or in particular regions may fail to recover or even worsen, which could cause material adverse impacts to our earnings and other results of operations. Additionally, concerns over the economic impact of COVID-19 have caused volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position.
Additionally, trade tensions between the U.S. and its trading partners, like China, have caused and may continue to cause significant volatility in global financial markets. Amidst sustained economic uncertainty, many national and local governments that are current or prospective customers, including the U.S. federal government, may need to make significant changes in their spending priorities, which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.
These adverse economic conditions can arise suddenly, have unpredictable impacts and materially adversely affect our future sales and operating results.
We have outstanding indebtedness in the form of unsecured notes, and we may incur other debt in the future, which may adversely affect our financial condition and future financial results.
We have outstanding indebtedness that we have undertaken in the normal course of business and in connection with the planned Spin-Off. On April 13, 2021, in connection with the planned Spin-Off, our Board of Directors declared a conditional special cash dividend, pro rata, to holders of Common Stock in an aggregate amount to be mutually agreed by VMware and Dell between $11.5 billion and $12.0 billion (the “Special Dividend”), the payment of which is subject to various conditions. As previously disclosed, we expect to fund $2.5 billion to $3.5 billion of the Special Dividend through our cash reserves and the balance through incremental indebtedness.
As of July 30, 2021, we had $4.8 billion in unsecured notes outstanding, an additional unsecured promissory note with an outstanding principal amount of $270 million owed to Dell (the “Dell Note”), and an undrawn $1.0 billion unsecured revolving credit facility (the “Existing Revolving Credit Facility”). Additionally, in connection with the planned Spin-Off and Special Dividend, we issued $6.0 billion in unsecured notes on August 2, 2021, and, on September 2, 2021, we entered into two unsecured term loan facilities enabling an aggregate borrowing capacity of up to $4.0 billion (the “Term Loan”) and a $1.5 billion unsecured revolving credit facility that replaced the Existing Revolving Credit Facility (the “2021 Revolving Credit Facility”). The terms of our unsecured notes, Dell Note, Term Loan, Existing Revolving Credit Facility and 2021 Revolving Credit Facility impose restrictions on us, including in specified and customary covenants, our compliance with which may be affected by events beyond our control, including prevailing economic, financial and industry conditions and whether the Spin-Off and Special Dividend are consummated. If we fail to satisfy any of the terms or breach any of the covenants and do not obtain a waiver from the lenders or note holders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable or, with respect to the unsecured notes, we may be required to repurchase our unsecured notes at a price equal to 101% of the aggregate principal plus any accrued and unpaid interest.

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
•result in an increase in the interest rate payable by us and the cost of borrowing under our 2021Revolving Credit Facility;
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
•Sophisticated hardware, software and applications that we produce or procure from third parties have in the past and will in the future contain defects or vulnerabilities that could interfere with our systems and processes.
•Our leadership position in the enterprise security industry makes us and our products a target of computer hackers seeking to compromise product security.
•We are considered an essential supplier in the digital supply chain for the United States government and others, which makes us and our products a target for those seeking to threaten the confidentiality, availability and integrity of critical infrastructure globally.
Cyber-attacks, which are increasing in number and technical sophistication, threaten to misappropriate our proprietary information, cause interruptions of our IT services, introduce vulnerabilities, extract financial gain and commit fraud. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched. If unauthorized access or sabotage remains undetected for an extended period of time, the effects of any such breach could be exacerbated.
Unauthorized parties (which may have included nation states and individuals sponsored by them) have penetrated our network security and our website in the past and may do so in the future. In addition, employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments, our software products (and correspondingly our customers’ environments), and our subscription and SaaS offerings in the past and may do so in the future. These vulnerabilities have and will continue to have a corresponding impact on our customers’ environments that use our affected software products, and delays by customers in taking appropriate security measures in their environments increase the potential severity of the impact. We are increasingly targeted for financial gain and fraud by criminal persons and groups that seek to extort or steal funds from companies and employees. Significant and increasing investments of time, resources and management’s attention have been, and will continue to be, required to anticipate and address cyber-related challenges. Accordingly, if our cybersecurity systems and those of our contractors, partners and vendors fail to protect against breaches, our ability to conduct our business could be damaged in a number of ways, including:
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
Our products and services are highly technical and may contain, or be subject to other suppliers’, errors, defects or security vulnerabilities.
Our products and services are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities, some of which may only be discovered after a product or service has been installed and used by customers. Security vulnerabilities in user environments, installation errors or misuse can also lead to unintended access to or exploitation of our products. Accordingly, from time to time we have issued security alerts and provided software updates to customers when such issues have been identified. Undiscovered vulnerabilities in our products or services could expose our customers to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or services. Further, our use of open-source software in our offerings can make our products and services vulnerable to additional security risks not posed by proprietary products. In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products and services that could be exploited by hackers or others. VMware products and services are also subject to known and unknown security vulnerabilities resulting from integration with products or services of other companies (such as applications, operating systems or semiconductors). Actual or perceived errors, defects or security vulnerabilities in our products or services could harm our reputation, result in litigation or regulatory actions or lead some customers to return products or services, reduce or delay future purchases or use competitive products or services, any of which could materially negatively impact our business, operating results and stock price.
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
Our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with government contracting regulations (including cybersecurity-related requirements) could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension from future government contracting, any of which could adversely affect our business, operating results or financial condition. Further, any negative publicity related to our government contracts or any proceedings surrounding them, regardless of accuracy, may damage our business and affect our ability to compete for new contracts.
Risks Related to Our Relationship with Dell
The proposed Spin-Off and associated special dividend are subject to various conditions and may not occur.
On April 14, 2021, we and Dell entered into a separation and distribution agreement, pursuant to which, subject to the satisfaction of all conditions to the consummation of the transactions contemplated thereby, Dell will distribute the shares of Class A Stock and Class B Stock owned by its wholly owned subsidiaries, to the holders of shares of Dell as of a record date determined pursuant to the separation and distribution agreement on a pro rata basis (the “Spin-Off”). Immediately following, and automatically as a result of the Spin-Off, and prior to receipt thereof by Dell’s stockholders, each share of Class B Stock will automatically convert into one fully paid and non-assessable share of Class A Stock. Subject to the satisfaction of the conditions to payment described in the separation and distribution agreement, we will also pay a cash dividend, pro rata, to each of the holders of Common Stock (including Dell) immediately prior to the Spin-Off in an aggregate amount equal to an amount to be mutually agreed by VMware and Dell between $11.5 billion and $12.0 billion (the “Special Dividend” and, together with the Spin-Off and related transactions, the “Transactions”).
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
As of July 30, 2021, Dell beneficially owned 30,678,605 shares of our Class A common stock and all 307,221,836 shares of our Class B common stock, representing 80.6% of the total outstanding shares of common stock or 97.5% of the voting power of outstanding common stock held by EMC, and we are considered a “controlled” company under the rules of the New York Stock Exchange (“NYSE”). Accordingly, strategic and business decisions made by Dell can impact our strategic and business decisions and relationships, and public speculation regarding Dell’s strategic direction and prospects, as well as our relationship with Dell, can cause our stock price to fluctuate.
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
•Since the Dell Acquisition, the portion of our bookings that are realized through Dell sales channels has grown more rapidly than our sales through non-Dell resellers and distributors, and we expect this trend to continue. To the extent that we find ourselves relying more heavily upon Dell for our channel sales, Dell’s leverage over our sales and marketing efforts may increase and our ability to negotiate favorable go-to-market arrangements with Dell and with other channel partners may decline. During the six months ended July 30, 2021, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 36% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provided financing to our end users at our end users’ discretion.
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
•As a result of the Spin-Off, entities affiliated with Michael Dell (the “MSD Stockholders”) and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, will own direct interests in VMware representing 40.5% and 10.1%, respectively, of our outstanding stock, based on the shares outstanding as of August 27, 2021. Through their stock ownership, the MSD Stockholders and the SLP Stockholders will have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. We have also entered into an agreement pursuant to which the MSD Stockholders will have the right to nominate up to two members of our Board and the SLP Stockholders will have the right to nominate one member of our Board, subject to maintaining certain ownership thresholds. This concentrated control will negatively impact other stockholders’ ability to influence corporate matters. The MSD Stockholders and SLP Stockholders collectively beneficially own 62.7% of Dell’s outstanding stock as of August 27, 2021. Accordingly, their interests may not be aligned with other VMware stockholders with respect to actions involving or impacting Dell.
Holders of our Class A common stock have limited ability to influence matters requiring stockholder approval.
As of July 30, 2021, Dell controlled 80.6% of the total outstanding shares of common stock, including all of our outstanding Class B common stock, representing 97.5% of the voting power of our total outstanding common stock. Through its control of the Class B common stock, which is generally entitled to 10 votes per share, Dell controls the vote to elect all of our directors and to approve or disapprove all other matters submitted to a stockholder vote.
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
As of July 30, 2021, Dell controlled 80.6% of VMware’s outstanding common stock, and Dell’s percentage ownership of VMware common stock could increase as a result of repurchases by VMware of its Class A common stock or purchases by Dell. Section 253 of the Delaware General Corporation Law permits a parent company, when it owns 90% or more of each class of a subsidiary’s stock that generally would be entitled to vote on a merger of that subsidiary with the parent, to unilaterally effect a merger of the subsidiary into the parent without a vote of the subsidiary’s board or stockholders. Accordingly, if Dell becomes the holder of at least 90% of VMware’s outstanding stock, neither VMware’s board of directors nor VMware’s stockholders would be entitled to vote on a merger of VMware into Dell (the “short-form merger”). Moreover, a short-form merger is not subject to the stringent “entire fairness” standard and the parent company is not required to negotiate with a special committee of disinterested directors that would serve to approximate arm’s length negotiations designed to ensure that a fair price is paid. Rather, a minority stockholder’s sole remedy in the context of a short-form merger is to exercise appraisal rights under Delaware law. In such a proceeding, petitioning stockholders may be awarded more or less than the merger price or the amount they would have received in a merger negotiated between the parent and a disinterested special committee advised by independent financial and legal advisors. Pursuant to a letter agreement entered into by VMware and Dell on July 1, 2018, until the ten-year anniversary of the agreement, Dell may not purchase or otherwise acquire any shares of common stock of VMware if such acquisition would cause the common stock of VMware to no longer be publicly traded on a U.S. securities exchange or VMware to no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act, in each case, unless such transaction has been approved in advance by a special committee of the VMware Board of Directors comprised solely of independent and disinterested directors or such acquisition of VMware common stock is required in order for VMware to continue to be a member of the affiliated group of corporations filing a consolidated tax return with Dell.
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
The financial information covering the periods included in this report does not necessarily reflect what our financial condition, operating results or cash flows would have been had we been a completely independent entity during those periods. In certain geographic regions where we do not have an established legal entity, we contract with Dell subsidiaries for support services and Dell personnel who are managed by us. The costs incurred by Dell on our behalf related to these employees are passed on to us and we are charged a mark-up intended to approximate costs that would have been charged had we contracted for such services with an unrelated third party. These costs are included as expenses on our condensed consolidated statements of income. Additionally, we engage with Dell in related party transactions, including agreements regarding the use of Dell’s and our intellectual property and real estate, agreements regarding the sale of goods and services to one another, and agreements for Dell to resell and distribute our products and services to third party customers. If Dell were to distribute its shares of our common stock to its stockholders or otherwise divest itself of all or a significant portion of its VMware shares, there would be numerous implications to us, including the fact that we could lose the benefit of these arrangements with Dell. There can be no assurance that we would be able to renegotiate these arrangements with Dell or replace them on the same or similar terms. Additionally, our business could face significant disruption and uncertainty as we transition from these arrangements with Dell. Moreover, our historical financial information is not necessarily indicative of what our financial condition, operating results or cash flows would be in the future if and when we contract at arm’s length with independent third parties for the services we have received and currently receive from Dell. During the six months ended July 30, 2021, we recognized revenue of $2.2 billion and as of July 30, 2021, $5.1 billion of sales were included in unearned revenue from such transactions with Dell. For additional information, refer to “Our Relationship with Dell” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 and Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Dell, which beneficially owned 80.6% of our outstanding stock as of July 30, 2021, is not restricted from selling its shares and is entitled to certain registration rights. If a significant number of shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. In addition, if our Class B common stock is distributed to Dell stockholders and remains outstanding, it would trade separately from and potentially at a premium to our Class A common stock, and could thereby contribute additional volatility to the price of our Class A common stock.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of July 30, 2021, goodwill and amortizable intangible assets were $9.6 billion and $856 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.

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
Purchases of Class A common stock during the three months ended July 30, 2021 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
May 1 - May 28, 2021	810,000	$161.70	810,000	$553,243,616
May 29 - June 25, 2021	855,000	159.93	855,000	416,502,553
June 26 - July 30, 2021	578,000	156.62	578,000	325,979,012
	2,243,000	$159.71	2,243,000	325,979,012
(1)The average price paid per share excludes commissions.
(2) Represents the cumulative amount remaining for stock repurchases under the July 2020 authorization, which expires at the end of fiscal 2022. Amounts remaining exclude commissions. Refer to Note L to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
ITEM 5.    OTHER INFORMATION
Term Loan Facility
On September 2, 2021, VMware entered into a term loan credit agreement (the “Term Loan”) with the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent. The Term Loan provides for term loans in an aggregate principal amount of up to $4 billion, including three-year term loans in an aggregate amount of up to $2 billion (the “Three-Year Term Loans”) and five-year term loans in an aggregate amount of up to $2 billion (the “Five-Year Term Loans”). The Three-Year Term Loans and the Five-Year Term Loans may be borrowed in U.S. dollars and will be used to finance a portion of the Special Dividend, to pay other amounts in connection with the planned Spin-Off (including fees and expenses) and for general corporate purposes.
Loan commitments under the Term Loan will be available for a period ending on the earlier of (x) April 28, 2022 and (y) the date on which the Separation Agreement entered into with Dell in connection with the Spin-Off is terminated, and will be made on a single funding date (the “Term Loan Funding Date”), subject to certain conditions. Once borrowed, the Three-Year Term Loans will be due and payable in full three years after the Term Loan Funding Date and the Five-Year Term Loans will be due and payable in full five years after the Term Loan Funding Date. In addition, in connection with the Five-Year Term Loans, quarterly amortization payments will be due commencing on the last day of the Company’s fifth full fiscal quarter commencing after the Term Loan Funding Date in amounts that are equal to 1.25% of the aggregate principal amount of the Five-Year Term Loans made on the Term Loan Funding Date.
Borrowings made in U.S. dollars under the Term Loan will bear interest at rates per annum determined, at the Company’s option, by reference either to an alternate base rate (“ABR”) or to LIBOR. ABR borrowings will bear interest at the highest of (i) the prime rate, (ii) the NYFRB rate plus one-half of 1%, and (iii) one-month LIBOR plus 1%. LIBOR borrowings will bear interest at (a) LIBOR for the relevant interest period plus (b) in the case of the Three-Year Term Loans, a margin of between 62.5 and 87.5 basis points, and in the case of the Five-Year Term Loans, a margin of between 75 and 100 basis points, in each case depending on the rating of the Company’s long-term senior unsecured debt. The Company is required to pay certain commitment fees to the lenders under the Term Loan. In addition, if the Term Loan Funding Date does not occur within 90 days after the date of the Term Loan, the Company will be required to pay certain additional fees with respect to undrawn commitments.
The Term Loan contains various customary covenants that limit, among other things, the incurrence of indebtedness by subsidiaries of the Company, the grant or incurrence of liens by the Company and its subsidiaries, and the entry into certain fundamental change transactions by the Company and certain of the Company’s subsidiaries that are borrowing or significant subsidiaries. The Term Loan contains a covenant pursuant to which the Company will not, from and after the Term Loan Funding Date, permit the ratio of consolidated EBITDA to consolidated net interest expense for any period of four consecutive fiscal quarters to be less than 3.0 to 1.0.
The Term Loan includes customary events of default, and, if an event of default occurs, lenders holding a majority of the term loans outstanding under such agreement will have the right to accelerate the maturity of outstanding term loans.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Term Loan, which is attached hereto as Exhibit 10.3 and incorporated herein by reference.

In the ordinary course of their respective financial services businesses, the lenders party to the Term Loan, or their respective affiliates, have provided, and may in the future provide, to the Company, and persons and entities with relationships with the Company, a variety of services, including cash management, investment research and management, commercial banking, hedging, brokerage, and advisory or other financial and non-financial activities and services, for which they received or will receive customary fees and expenses.
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
VMware’s affiliate, Dell Technologies Inc. and its subsidiaries, included the following disclosure in their quarterly report for the period ended July 30, 2021:
“Set forth below is a description of matters reported by us pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. Concurrently with the filing of this quarterly report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that such matters have been disclosed in this quarterly report.
On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes U.S. companies to engage in certain licensing, permitting, certification, notification and related transactions with the FSB to the extent such activities are required for the importation, distribution or use of information technology products in the Russian Federation.
As permitted under the OFAC General License, our subsidiary Dell LLC and other subsidiaries periodically file notifications with the FSB in connection with the importation and distribution of our products in the Russian Federation. During our fiscal quarter ended July 30, 2021, Dell LLC filed notifications with the FSB. No payments were issued or received, and no gross revenue or net profits were generated, in connection with these filing activities. Dell Technologies and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, including by the OFAC General License, we expect to continue to file notifications with the FSB to qualify our products for importation and distribution in the Russian Federation.”

ITEM 6.EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-33622	3.1	6/9/17
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	2/23/17
10.1+	Letter Agreement between VMware, Inc. and Rangarajan (Raghu) Raghuram dated May 11, 2021	8-K	001-33622	10.1	5/12/21
10.2+	Letter Agreement between VMware, Inc. and Sumit Dhawan dated May 11, 2021	8-K	001-33622	10.2	5/12/21
10.3*
Term Loan Credit Agreement, dated as of September 2, 2021, among VMware, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, BofA Securities, Inc., Barclays Bank PLC and Citibank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Syndication Agent and Barclays Bank PLC and Citibank, N.A., as Co-Documentation Agents

10.6*+	Amended and Restated 2007 Equity and Incentive Plan, as amended July 23, 2021
10.11*+	Amended and Restated 2007 Employee Stock Purchase Plan, as amended July 23, 2021
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.
Dated:	September 3, 2021	By:	/s/ J. Andrew Munk
J. Andrew Munk Chief Accounting Officer (Principal Accounting Officer)