Form 10-Q
period 2021-10-29
VMWARE, INC.
filed 2021-12-03
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 26, 2021, the number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding was 420,365,558.

VMware, Pivotal, vSphere, vRealize, Workspace ONE, Tanzu, Carbon Black, CloudHealth, VeloCloud, VMware vSAN, NSX, Horizon, Heptio, and Nyansa are registered trademarks or trademarks of VMware, Inc. or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective organizations.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Revenue(1):
License	$710	$639	$2,093	$2,019
Subscription and SaaS	820	676	2,336	1,880
Services	1,658	1,549	4,891	4,574
Total revenue	3,188	2,864	9,320	8,473
Operating expenses(2):
Cost of license revenue	37	44	111	119
Cost of subscription and SaaS revenue	175	142	502	400
Cost of services revenue	362	330	1,051	969
Research and development	768	714	2,251	2,058
Sales and marketing	1,011	912	2,993	2,727
General and administrative	316	250	808	773
Realignment	—	44	1	47
Operating income	519	428	1,603	1,380
Investment income	—	1	1	7
Interest expense	(74)	(52)	(173)	(156)
Other income (expense), net	12	177	(7)	186
Income before income tax	457	554	1,424	1,417
Income tax provision	59	120	190	150
Net income	$398	$434	$1,234	$1,267
Net income per weighted-average share, basic for Classes A and B	$0.95	$1.03	$2.94	$3.02
Net income per weighted-average share, diluted for Classes A and B	$0.94	$1.02	$2.92	$3.00
Weighted-average shares, basic for Classes A and B	419,456	420,857	419,309	419,758
Weighted-average shares, diluted for Classes A and B	421,763	423,400	422,201	423,093
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$335	$289	$996	$976
Subscription and SaaS	221	136	589	373
Services	644	518	1,838	1,439
(2) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$1
Cost of subscription and SaaS revenue	5	4	16	13
Cost of services revenue	21	25	70	74
Research and development	125	140	402	397
Sales and marketing	74	85	227	243
General and administrative	33	50	97	141
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Net income	$398	$434	$1,234	$1,267
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $—, $—, $— and $—	1	2	1	(1)
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $—, $—, $— and $—	(1)	2	1	—
Net change in fair value of effective foreign currency forward contracts	—	4	2	(1)
Total other comprehensive income (loss)	—	4	2	(1)
Comprehensive income, net of taxes	$398	$438	$1,236	$1,266
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	October 29,	January 29,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$12,500	$4,692
Short-term investments	33	23
Accounts receivable, net of allowance of $8 and $5	1,675	1,929
Due from related parties, net	660	1,438
Other current assets	577	530
Total current assets	15,445	8,612
Property and equipment, net	1,411	1,334
Other assets	2,645	2,697
Deferred tax assets	5,830	5,781
Intangible assets, net	781	993
Goodwill	9,598	9,599
Total assets	$35,710	$29,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229	$131
Accrued expenses and other	2,273	2,382
Current portion of long-term debt	1,498	—
Unearned revenue	5,808	5,873
Total current liabilities	9,808	8,386
Note payable to Dell	—	270
Long-term debt	9,170	4,717
Unearned revenue	4,425	4,441
Income tax payable	781	805
Operating lease liabilities	885	891
Other liabilities	416	455
Total liabilities	25,485	19,965
Contingencies (refer to Note D)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 112,441 and 112,082 shares	1	1
Class B convertible common stock, par value $0.01; authorized 1,000,000 shares; issued and outstanding 307,222 shares	3	3
Additional paid-in capital	1,923	1,985
Accumulated other comprehensive loss	(3)	(5)
Retained earnings	8,301	7,067
Total stockholders’ equity	10,225	9,051
Total liabilities and stockholders’ equity	$35,710	$29,016
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 29,	October 30,
	2021	2020
Operating activities:
Net income	$1,234	$1,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	825	757
Stock-based compensation	813	869
Deferred income taxes, net	(92)	(177)
Unrealized (gain) loss on equity securities, net	25	(197)
(Gain) loss on disposition of assets, revaluation and impairment, net	4	22
Loss on extinguishment of debt	—	8
Other	6	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	247	102
Other current assets and other assets	(467)	(622)
Due to/from related parties, net	777	785
Accounts payable	87	(4)
Accrued expenses and other liabilities	(181)	393
Income taxes payable	24	(53)
Unearned revenue	(82)	(65)
Net cash provided by operating activities	3,220	3,085
Investing activities:
Additions to property and equipment	(263)	(247)
Sales of investments in equity securities	68	—
Purchases of strategic investments	(7)	(16)
Proceeds from disposition of assets	5	21
Business combinations, net of cash acquired, and purchases of intangible assets	(15)	(390)
Net cash used in investing activities	(212)	(632)
Financing activities:
Proceeds from issuance of common stock	267	264
Net proceeds from issuance of long-term debt	5,944	1,979
Repayment of term loan	—	(1,500)
Repayment of current portion of long-term debt	—	(1,257)
Repayment of note payable to Dell	(270)	—
Repurchase of common stock	(872)	(566)
Shares repurchased for tax withholdings on vesting of restricted stock	(291)	(319)
Payment to acquire non-controlling interests	—	(91)
Principal payments on finance lease obligations	(3)	(3)
Net cash provided by (used in) financing activities	4,775	(1,493)
Net increase in cash, cash equivalents and restricted cash	7,783	960
Cash, cash equivalents and restricted cash at beginning of the period	4,770	3,031
Cash, cash equivalents and restricted cash at end of the period	$12,553	$3,991
Supplemental disclosures of cash flow information:
Cash paid for interest	$146	$142
Cash paid for taxes, net	276	393
Non-cash items:
Changes in capital additions, accrued but not paid	$9	$(18)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Three Months Ended October 29, 2021
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, July 30, 2021	112	$1	307	$3	$1,716	$7,903	$(3)	$9,620
Proceeds from issuance of common stock	1	—	—	—	128	—	—	128
Repurchase and retirement of common stock	(1)	—	—	—	(143)	—	—	(143)
Issuance of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(42)	—	—	(42)
Stock-based compensation	—	—	—	—	264	—	—	264
Net income	—	—	—	—	—	398	—	398
Balance, October 29, 2021	112	$1	307	$3	$1,923	$8,301	$(3)	$10,225

	Nine Months Ended October 29, 2021
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 29, 2021	112	$1	307	$3	$1,985	$7,067	$(5)	$9,051
Proceeds from issuance of common stock	3	—	—	—	267	—	—	267
Repurchase and retirement of common stock	(6)	—	—	—	(872)	—	—	(872)
Issuance of restricted stock	5	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(284)	—	—	(284)
Stock-based compensation	—	—	—	—	827	—	—	827
Total other comprehensive income (loss)	—	—	—	—	—	—	2	2
Net income	—	—	—	—	—	1,234	—	1,234
Balance, October 29, 2021	112	$1	307	$3	$1,923	$8,301	$(3)	$10,225

	Three Months Ended October 30, 2020
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, July 31, 2020	113	$1	307	$3	$2,070	$5,842	$(9)	$7,907
Proceeds from issuance of common stock	1	—	—	—	122	—	—	122
Repurchase and retirement of common stock	(2)	—	—	—	(255)	—	—	(255)
Issuance of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	—	—	(39)	—	—	(39)
Stock-based compensation	—	—	—	—	303	—	—	303
Total other comprehensive income (loss)	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	434	—	434
Balance, October 30, 2020	113	$1	307	$3	$2,201	$6,276	$(5)	$8,476

	Nine Months Ended October 30, 2020
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 31, 2020	110	$1	307	$3	$2,000	$5,009	$(4)	$7,009
Proceeds from issuance of common stock	3	—	—	—	264	—	—	264
Repurchase and retirement of common stock	(4)	—	—	—	(566)	—	—	(566)
Issuance of restricted stock	6	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(315)	—	—	(315)
Stock-based compensation	—	—	—	—	863	—	—	863
Amount due from tax sharing arrangement	—	—	—	—	(45)	—	—	(45)
Total other comprehensive income (loss)	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	1,267	—	1,267
Balance, October 30, 2020	113	$1	307	$3	$2,201	$6,276	$(5)	$8,476
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
Effective September 7, 2016, Dell Technologies Inc. (“Dell”) (formerly Denali Holding Inc.) acquired EMC Corporation (“EMC”), VMware’s then-parent company, including EMC’s majority control of VMware. As of October 29, 2021 (the “Record Date”), Dell controlled 80.5% of VMware’s outstanding common stock and 97.4% of the combined voting power of VMware’s outstanding common stock, including 31 million shares of VMware’s Class A common stock (“Class A Stock”) and all of VMware’s Class B convertible common stock (“Class B Stock”). On November 1, 2021, VMware’s spin-off from Dell (the “Spin-Off”) was completed, and VMware paid an $11.5 billion special dividend, pro rata, to each of the holders of Class A and Class B Stock (including Dell) as of the Record Date.
As VMware was a majority-owned and controlled subsidiary of Dell through October 29, 2021, its results of operations and financial position were consolidated with Dell’s financial statements.
Refer to Note O for more information regarding the Spin-Off.
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
Recently Adopted Accounting Standards
Effective January 30, 2021, VMware adopted, on a modified retrospective basis, Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for convertible instruments and contracts in an entity’s own equity and amends the diluted earnings per share guidance for greater consistency within the standard. The standard did not have an impact on the Company’s condensed consolidated financial statements except for the calculation of the year-to-date weighted-average diluted share count, which did not have a material impact on the Company’s diluted net income per share for the nine months ended October 29, 2021.
Effective January 30, 2021, VMware adopted ASU No. 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes. The standard did not have a material impact on the Company’s condensed consolidated financial statements.
New Accounting Pronouncement
In October 2021, the Financial Accounting Standard Board issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by an acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The new standard is effective for interim and annual periods beginning after December 15, 2022, but may be early adopted. The adoption of the ASU will be applied prospectively to business combinations occurring on or after the effective date of the ASU. If the new standard is early adopted in an interim period, it should be applied retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and prospectively to all business combinations that occur on or after the date of initial application. VMware plans to early adopt this standard during the fourth quarter of fiscal 2022. The standard did not have an impact on business combinations occurring during the nine months ended October 29, 2021.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $50 million and $43 million as of October 29, 2021 and January 29, 2021, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of October 29, 2021, customer deposits related to customer prepayments and cloud credits of $322 million were included in accrued expenses and other, and $151 million were included in other liabilities on the condensed consolidated

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

balance sheets. As of January 29, 2021, customer deposits related to customer prepayments and cloud credits of $294 million were included in accrued expenses and other, and $163 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of October 29, 2021 and January 29, 2021 were $12 million and $31 million, respectively. Deferred commissions included in other assets were $1.2 billion and $1.1 billion as of October 29, 2021 and January 29, 2021, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $130 million and $383 million during the three and nine months ended October 29, 2021, respectively, and $113 million and $319 million during the three and nine months ended October 30, 2020, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	October 29,	January 29,
	2021	2021
Unearned license revenue	$17	$15
Unearned subscription and SaaS revenue	2,238	1,998
Unearned software maintenance revenue	6,773	7,092
Unearned professional services revenue	1,205	1,209
Total unearned revenue	$10,233	$10,314
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of October 29, 2021 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended October 29, 2021 were $2.0 billion and $2.1 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. Total billings and revenue recognized during the nine months ended October 29, 2021 were $6.0 billion and $6.1 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Revenue recognized during the three and nine months ended October 30, 2020 was $1.9 billion and $5.5 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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
As of October 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.1 billion, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% was expected to be recognized as revenue during fiscal 2022, and the remainder thereafter.
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
During the three and nine months ended October 29, 2021, revenue from Dell accounted for 38% and 37% of VMware’s consolidated revenue, respectively. During each of the three and nine months ended October 29, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 13% of total revenue from Dell, or 5% of VMware’s consolidated revenue.
During each of the three and nine months ended October 30, 2020, revenue from Dell accounted for 33% of VMware’s consolidated revenue. During the three and nine months ended October 30, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 13% and 12%, respectively, of total revenue from Dell, or 4% of VMware’s consolidated revenue.
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of
	October 29,	October 30,	October 29,	October 30,	October 29,	January 29,
	2021	2020	2021	2020	2021	2021
Reseller revenue	$1,183	$927	$3,380	$2,738	$5,008	$4,952
Internal-use revenue	17	16	43	50	25	45
Receipts from Dell for collaborative technology projects were not material during the three and nine months ended October 29, 2021 and October 30, 2020.
Customer deposits resulting from transactions with Dell were $225 million and $214 million as of October 29, 2021 and January 29, 2021, respectively.
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
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Purchases and leases of products and purchases of services(1)	$57	$49	$164	$138
Dell subsidiary support and administrative costs	8	12	32	54
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
On November 1, 2021, in connection with the Spin-Off from Dell, VMware and Dell entered into a commercial framework agreement that is intended to preserve and enhance the Company’s strategic partnership with Dell to deliver joint customer value and a transition services agreement to facilitate the transactions and the operation of the Company and Dell following the Spin-Off. The commercial framework agreement has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions. Refer to Note O for more information regarding the Spin-Off.
Dell Financial Services (“DFS”)
DFS provides financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were not significant during the three months ended October 29, 2021 and were $20 million during the nine months ended October 29, 2021. Financing fees on arrangements accepted by both parties were $12 million and $43 million during the three and nine months ended October 30, 2020, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Tax Agreements with Dell
Concurrently with the execution of the Separation and Distribution Agreement (the “Separation Agreement”), effective as of April 14, 2021, VMware and Dell entered into a Tax Matters Agreement (the “Tax Matters Agreement”) and agreed to terminate the tax sharing agreement as amended on December 30, 2019 (together with the Tax Matters Agreement and the Letter Agreement (as defined below), the “Tax Agreements”). The Tax Matters Agreement governs the Company’s and Dell’s respective rights and obligations, both for pre-Spin-Off periods and post-Spin-Off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.
Payments made to Dell pursuant to the Tax Agreements were $10 million and $96 million during the three and nine months ended October 29, 2021, respectively, and were $54 million and $221 million during the three and nine months ended October 30, 2020, respectively. Refunds received from Dell pursuant to the Tax Agreements were $45 million during the nine months ended October 29, 2021.
Payments from VMware to Dell under the Tax Agreements relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from Dell is governed by the Tax Agreements. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and VMware executed on April 1, 2019 (the “Letter Agreement”). VMware’s portion of federal income taxes on Dell’s consolidated tax return differ from the amounts VMware would owe on a separate tax return basis and VMware’s payments to Dell generally are capped at the amount that VMware would have paid on a separate tax return basis. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the Tax Agreements that was recorded in additional paid-in capital was $45 million during the nine months ended October 30, 2020 and was not significant during the three and nine months ended October 29, 2021 and three months ended October 30, 2020.
As a result of the activity under the Tax Agreements with Dell, amounts due to Dell were $443 million and $451 million as of October 29, 2021 and January 29, 2021, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) included a deferral election for an eight-year installment payment method on the Transition Tax. The Company expects to pay the remainder of its Transition Tax over a period of four years.
Pivotal Tax Sharing Agreement with Dell
During the fourth quarter of fiscal 2020, VMware completed the acquisition of Pivotal. Prior to the Spin-Off, Pivotal filed a separate tax return for U.S. federal income tax purposes as it left the Dell consolidated tax group at the time of Pivotal’s IPO in April 2018. Pivotal continued to be included on Dell’s unitary state tax returns until the Spin-Off. Pursuant to a tax sharing agreement, Pivotal historically received payments from Dell for tax benefits that Dell realized due to Pivotal’s inclusion on such returns. There were no payments received from Dell during the three and nine months ended October 29, 2021 and October 30, 2020.
Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	October 29,	January 29,
	2021	2021
Due from related parties, current	$748	$1,558
Due to related parties, current(1)	88	120
Due from related parties, net, current	$660	$1,438
(1) Includes an immaterial amount related to the Company’s current operating lease liabilities due to related parties.
The Company also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of October 29, 2021 and January 29, 2021.
Amounts included in due from related parties, net, current, with the exception of DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Notes Payable to Dell
As of January 29, 2021, VMware had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. VMware repaid the outstanding balance of $270 million during the three months ended October 29, 2021. During the three and nine months ended October 29, 2021 and October 30, 2020, interest expense on the notes payable to Dell was not significant.
D. Commitments and Contingencies
Litigation
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). Separately, on June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Court against Dell, VMware, Michael Dell, Robert Mee, and Cynthia Gaylor (the “Lopez Action”), which alleges breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit against the same defendants asserting similar claims (the “Howarth Action”). On August 14, 2020, the Court entered an order consolidating the Appraisal Action, the Lopez Action, and the Howarth Action into a single action (the “Consolidated Action”) for all purposes including pretrial discovery and trial. On June 23, 2020, the Company made a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. The parties are now in the discovery stage of the lawsuit. The trial is currently scheduled to begin on July 6, 2022. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend itself in connection with this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of October 29, 2021, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.
E. Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	October 29, 2021
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$940	$(568)	$372
Customer relationships and customer lists	11.5	721	(351)	370
Trademarks and tradenames	7.7	131	(92)	39
Total definite-lived intangible assets		$1,792	$(1,011)	$781

	January 29, 2021
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$948	$(462)	$486
Customer relationships and customer lists	11.4	727	(281)	446
Trademarks and tradenames	7.6	132	(78)	54
Other	2.0	21	(14)	7
Total definite-lived intangible assets		$1,828	$(835)	$993
Amortization expense on definite-lived intangible assets was $75 million and $228 million during the three and nine months ended October 29, 2021, respectively, and $83 million and $244 million during the three and nine months ended October 30, 2020, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Based on intangible assets recorded as of October 29, 2021 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2022	$74
2023	252
2024	200
2025	107
2026	67
Thereafter	81
Total	$781
F. Realignment
During the third quarter of fiscal 2021, VMware approved a plan to streamline its operations and align resources with its business priorities. As a result of this action, approximately 330 positions were eliminated during the third quarter of fiscal 2021. VMware recognized $44 million and $47 million of severance-related realignment expenses during the three and nine months ended October 30, 2020, respectively, on the condensed consolidated statements of income. Severance payments made under this plan during the three and nine months ended October 30, 2020 were $24 million. Actions associated with this plan were substantially complete by the end of fiscal 2021.
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
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Net income	$398	$434	$1,234	$1,267

Weighted-average shares, basic for Classes A and B	419,456	420,857	419,309	419,758
Effect of other dilutive securities	2,307	2,543	2,892	3,335
Weighted-average shares, diluted for Classes A and B	421,763	423,400	422,201	423,093
Net income per weighted-average share, basic for Classes A and B	$0.95	$1.03	$2.94	$3.02
Net income per weighted-average share, diluted for Classes A and B	$0.94	$1.02	$2.92	$3.00

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the weighted-average common share equivalents of Class A Stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Anti-dilutive securities:
Employee stock options	9	140	17	202
Restricted stock units	181	2,968	311	4,696
Total	190	3,108	328	4,898
H. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
Cash and Cash Equivalents
Cash and cash equivalents totaled $12.5 billion and $4.7 billion as of October 29, 2021 and January 29, 2021, respectively. Cash equivalents were $11.8 billion as of October 29, 2021 and consisted of money-market funds of $11.7 billion and time deposits of $63 million. Cash equivalents were $3.8 billion as of January 29, 2021 and consisted of money-market funds of $3.7 billion and time deposits of $102 million. Subsequent to the third quarter of fiscal 2022, VMware’s cash and cash equivalents balance as of October 29, 2021 was used to fund a portion of the special dividend in connection with the Spin-Off from Dell. Refer to Note O for more information regarding the Spin-Off.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of the periods presented (table in millions):

	October 29,	January 29,
	2021	2021
Cash and cash equivalents	$12,500	$4,692
Restricted cash within other current assets	47	56
Restricted cash within other assets	6	22
Total cash, cash equivalents and restricted cash	$12,553	$4,770
Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.
Short-Term Investments
Short-term investments totaled $33 million and $23 million as of October 29, 2021 and January 29, 2021, respectively, and consisted of marketable equity securities. Short-term investments as of October 29, 2021 consisted of marketable equity securities that were previously subject to a certain sale restriction and therefore were classified as other assets on the condensed consolidated balance sheet as of January 29, 2021. Refer to Note J for more information regarding the Company’s marketable equity securities.
I. Debt
Unsecured Senior Notes
On August 2, 2021, VMware issued five series of unsecured senior notes pursuant to a public debt offering (the “2021 Senior Notes”). The proceeds from the 2021 Senior Notes were $5.9 billion, net of debt discount of $11 million and debt issuance costs of $47 million. The proceeds from the 2021 Senior Notes were used to fund a portion of the special dividend in connection with the Spin-Off. Refer to Note O for more information regarding the Spin-Off.
VMware also has unsecured senior notes issued on April 7, 2020 (the “2020 Senior Notes”) and on August 21, 2017 (the “2017 Senior Notes", collectively with the 2020 Senior Notes and 2021 Senior Notes, the “Senior Notes”).

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	October 29,	January 29,	Effective Interest Rate
	2021	2021
2017 Senior Notes:
2.95% Senior Note Due August 21, 2022	$1,500	$1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
2020 Senior Notes:
4.50% Senior Note Due May 15, 2025	750	750	4.70%
4.65% Senior Note Due May 15, 2027	500	500	4.80%
4.70% Senior Note Due May 15, 2030	750	750	4.86%
2021 Senior Notes:
0.60% Senior Note Due August 15, 2023	1,000	—	0.95%
1.00% Senior Note Due August 15, 2024	1,250	—	1.23%
1.40% Senior Note Due August 15, 2026	1,500	—	1.61%
1.80% Senior Note Due August 15, 2028	750	—	2.01%
2.20% Senior Note Due August 15, 2031	1,500	—	2.32%
Total principal amount	10,750	4,750
Less: unamortized discount	(16)	(7)
Less: unamortized debt issuance costs	(66)	(26)
Net carrying amount included in long-term debt	10,668	4,717
Current portion of long-term debt	1,498	—
Long-term debt	$9,170	$4,717
Interest on the 2021 Senior Notes is payable semiannually in arrears, on February 15 and August 15 of each year, commencing on February 15, 2022. Interest on the 2020 Senior Notes is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on the 2020 Senior Notes is subject to adjustment based on certain rating events. Interest on the 2017 Senior Notes is payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $72 million and $169 million during the three and nine months ended October 29, 2021, respectively, and $48 million and $135 million during the three and nine months ended October 30, 2020, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The future principal payments for the Senior Notes as of October 29, 2021 were as follows (amounts in millions):

Remainder of 2022	$—
2023	1,500
2024	1,000
2025	1,250
2026	750
Thereafter	6,250
Total	$10,750
Revolving Credit Facility
On September 2, 2021, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility replaced the Company’s existing $1.0 billion revolving credit facility that was undrawn. Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of October 29, 2021, there was no outstanding borrowing under the 2021 Revolving Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the 2021 Revolving Credit Facility may vary based on VMware’s external credit ratings. The amount incurred in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three months ended October 29, 2021.
Senior Unsecured Term Loan Facility
On September 2, 2021, VMware received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that would provide the Company with an aggregate borrowing capacity of up to $4.0 billion. The Company may borrow once up to the aggregate borrowing capacity of $4.0 billion. The term loan facilities contain certain representations, warranties and covenants.
On November 1, 2021, the Company drew down an aggregate of $4.0 billion with a weighted average interest rate of 0.90%. The drawdown was used to fund a portion of the special dividend in connection with the Spin-Off from Dell. Refer to Note O for more information regarding the Spin-Off.
Refer to Note C for disclosure regarding the note payable to Dell.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	October 29, 2021
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$11,748	$—	$11,748
Time deposits(1)	—	63	63
Total cash equivalents	$11,748	$63	$11,811
Short-term investments:
Marketable equity securities	$33	$—	$33
Total short-term investments	$33	$—	$33

	January 29, 2021
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$3,738	$—	$3,738
Time deposits(1)	—	102	102
Total cash equivalents	$3,738	$102	$3,840
Short-term investments:
Marketable equity securities	$23	$—	$23
Total short-term investments	$23	$—	$23
(1) Time deposits were valued at amortized cost, which approximated fair value.
The note payable to Dell and the Senior Notes were not recorded at fair value. The fair value of the note payable to Dell was $276 million as of January 29, 2021. VMware repaid the outstanding balance of $270 million on the note payable to Dell during the three months ended October 29, 2021. The fair value of the Senior Notes was approximately $11.1 billion and $5.3 billion as of October 29, 2021 and January 29, 2021, respectively. Refer to Note I for more information regarding the Company’s recent offering of the 2021 Senior Notes. Fair value for the note payable to Dell and the Senior Notes was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. There is no net impact to the condensed consolidated statements of income since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at $176 million and $140 million as of October 29, 2021 and January 29, 2021, respectively, and were included in other assets on the condensed consolidated balance sheets. Liabilities associated with this plan were included in accrued expenses and other of $17 million and in other liabilities of $159 million on the condensed consolidated balance sheet as of October 29, 2021. Liabilities associated with this plan of $140 million were included in other liabilities on the condensed consolidated balance sheet as of January 29, 2021.
Equity Securities With a Readily Determinable Fair Value
VMware’s equity securities include an investment in a company that completed its initial public offering during the third quarter of fiscal 2021. The fair value of the investment is based on quoted prices for identical assets in an active market (Level 1). As of January 29, 2021, this investment had a fair value of $162 million, of which $139 million was included in other assets on the condensed consolidated balance sheet due to a certain sale restriction and $23 million was included in short-term investments as they were unrestricted and available for sale. The sale restriction lapsed for the remaining shares during the three months ended April 30, 2021. As of October 29, 2021, the fair value of the investment was $33 million and was included in short-term investments on the condensed consolidated balance sheet.
The carrying value at the time of sale for the investments sold during the three and nine months ended October 29, 2021 was $38 million and $75 million, respectively. Unrealized losses recognized on the investment still held as of October 29, 2021 were $11 million and $30 million during the three and nine months ended October 29, 2021, respectively. An unrealized gain of

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

$189 million was recognized during each of the three and nine months ended October 30, 2020 to adjust the investment to its fair value. A discrete tax expense of $62 million related to the book and tax basis difference on the investment was also recognized during each of the three and nine months ended October 30, 2020. All gains and losses, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of October 29, 2021 and January 29, 2021, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $165 million and $129 million, respectively, and were included in other assets on the condensed consolidated balance sheets. Unrealized gains recognized on securities still held as of October 29, 2021 were $21 million and $32 million during the three and nine months ended October 29, 2021, respectively. Unrealized losses recognized during each of the three and nine months ended October 30, 2020 were $15 million. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and nine months ended October 29, 2021 and October 30, 2020, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have contractual maturities of twelve months or less, and as of October 29, 2021 and January 29, 2021, outstanding forward contracts had a total notional value of $132 million and $486 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of October 29, 2021 and January 29, 2021.
During the three and nine months ended October 29, 2021 and October 30, 2020, all cash flow hedges were considered effective.
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
These forward contracts generally have a contractual maturity of one month, and as of October 29, 2021 and January 29, 2021, outstanding forward contracts had a total notional value of $687 million and $1.2 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of October 29, 2021 and January 29, 2021.
Gains related to the settlement of forward contracts were $11 million and $27 million during the three and nine months ended October 29, 2021, respectively. Losses related to the settlement of forward contracts were not significant and $34 million during the three and nine months ended October 30, 2020, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three and nine months ended October 29, 2021. The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three months ended October 30, 2020 and resulted in net gains of $14 million during the nine months ended October 30, 2020. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
L. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 25 years.
The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Operating lease expense	$48	$47	$144	$137
Finance lease expense:
Amortization of right-of-use (“ROU”) assets	2	2	5	5
Interest on lease liabilities	—	—	1	1
Total finance lease expense	2	2	6	6
Short-term lease expense	—	1	1	2
Variable lease expense	8	7	23	22
Total lease expense	$58	$57	$174	$167
From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not significant during each of the three months ended October 29, 2021 and October 30, 2020 and was $16 million and $15 million, respectively, during the nine months ended October 29, 2021 and October 30, 2020.
Supplemental cash flow information related to operating and finance leases during the periods presented was as follows (table in millions):

	Nine Months Ended
	October 29,	October 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$129	$124
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	3	3
ROU assets obtained in exchange for lease liabilities:
Operating leases	$124	$256
Finance leases	—	1

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental balance sheet information related to operating and finance leases as of the periods presented was as follows (table in millions):

	October 29, 2021
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$1,000	$48

Lease liabilities, current(2)	$127	$5
Lease liabilities, non-current(3)	885	45
Total lease liabilities	$1,012	$50

	January 29, 2021
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$997	$53

Lease liabilities, current(2)	$109	$5
Lease liabilities, non-current(3)	891	50
Total lease liabilities	$1,000	$55
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
Lease term and discount rate related to operating and finance leases as of the periods presented were as follows:

	October 29,	January 29,
	2021	2021
Weighted-average remaining lease term (in years)
Operating leases	12.1	12.6
Finance leases	7.5	8.3
Weighted-average discount rate
Operating leases	3.3%	3.5%
Finance leases	2.9%	2.9%

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of October 29, 2021 (table in millions):

	Operating Leases	Finance Leases
Remainder of 2022	$32	$2
2023	177	7
2024	153	7
2025	121	6
2026	107	7
Thereafter	690	27
Total future minimum lease payments	1,280	56
Less: Imputed interest	(268)	(6)
Total lease liabilities(1)	$1,012	$50
(1) Total lease liabilities as of October 29, 2021 excluded legally binding lease payments for leases signed but not yet commenced of $62 million.
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
During May 2019, VMware’s board of directors authorized the repurchase of up to $1.5 billion of Class A Stock through January 29, 2021. During July 2020, VMware’s board of directors extended authorization of the existing stock repurchase program through January 28, 2022 and authorized the repurchase of up to an additional $1.0 billion of Class A Stock through January 28, 2022. On October 7, 2021, VMware authorized the termination of the existing stock repurchase program, under which $183 million remained authorized and unpurchased as of October 29, 2021 and authorized a new repurchase program of up to $2.0 billion of Class A Stock through the end of fiscal 2024, in each case, effective upon the consummation of the Spin-Off from Dell on November 1, 2021. Refer to Note O for more information regarding the Spin-Off.
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Aggregate purchase price	$143	$255	$872	$566
Class A Stock repurchased	956	1,770	5,699	4,229
Weighted-average price per share	$149.61	$144.28	$153.07	$133.83
VMware Restricted Stock
VMware’s restricted stock primarily consists of RSU awards granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of the grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware’s Class A Stock.
VMware’s restricted stock also includes PSU awards granted to certain VMware executives and employees. PSU awards have performance conditions and, in certain cases, a time-based or market-based vesting component. Upon vesting, PSU awards convert into VMware’s Class A Stock at various ratios ranging from 0.4 to 2.0 shares per PSU, depending upon the degree of

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

achievement of the performance or market-based target designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.
The following table summarizes restricted stock activity since January 29, 2021 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 29, 2021	17,790	$147.46
Granted	8,733	149.10
Vested	(5,258)	139.67
Forfeited	(2,796)	149.00
Outstanding, October 29, 2021	18,469	149.64
The aggregate vesting date fair value of VMware’s restricted stock that vested during the nine months ended October 29, 2021 was $822 million. As of October 29, 2021, restricted stock representing 18.5 million shares of VMware’s Class A Stock were outstanding, with an aggregate intrinsic value of $2.8 billion based on VMware’s closing stock price as of October 29, 2021.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax provision on the condensed consolidated statements of income. Net excess tax benefits recognized during the three and nine months ended October 29, 2021 were not material and $19 million, respectively, and were not material and $32 million during the three and nine months ended October 30, 2020, respectively.
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss during the periods presented were as follows (tables in millions):

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, January 29, 2021	$(1)	$(4)	$(5)
Unrealized gains (losses), net of tax provision (benefit) of $—, $—, and $—	1	—	1
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income, net of tax (provision) benefit of $—, $—, and $—	1	—	1
Other comprehensive income (loss), net	2	—	2
Balance, October 29, 2021	$1	$(4)	$(3)

	Unrealized Gain (Loss) on Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, January 31, 2020	$—	$(4)	$(4)
Unrealized gains (losses), net of tax provision (benefit) of $—, $—, and $—	(1)	—	(1)
Other comprehensive income (loss), net	(1)	—	(1)
Balance, October 30, 2020	$(1)	$(4)	$(5)
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
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Revenue:
License	$710	$639	$2,093	$2,019
Subscription and SaaS	820	676	2,336	1,880
Total license and subscription and SaaS	1,530	1,315	4,429	3,899
Services:
Software maintenance	1,354	1,282	4,011	3,797
Professional services	304	267	880	777
Total services	1,658	1,549	4,891	4,574
Total revenue	$3,188	$2,864	$9,320	$8,473
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
United States	$1,582	$1,466	$4,587	$4,268
International	1,606	1,398	4,733	4,205
Total	$3,188	$2,864	$9,320	$8,473
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three and nine months ended October 29, 2021 and October 30, 2020.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	October 29,	January 29,
	2021	2021
United States	$864	$864
International	245	241
Total	$1,109	$1,105
As of October 29, 2021, the U.S. accounted for approximately 80% of these assets. No individual country other than the U.S. accounted for 10% or more of these assets as of October 29, 2021. As of January 29, 2021, the U.S. and India accounted for approximately 80% and 10% of these assets, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

O. Subsequent Event
On April 14, 2021, VMware and Dell entered into the Separation Agreement, pursuant to which, subject to the satisfaction of all closing conditions, Dell would distribute the shares of Class A Stock and Class B Stock (collectively, the “Common Stock”) owned by its wholly owned subsidiaries, to the holders of shares of Dell as of a record date determined pursuant to the Separation Agreement on a pro rata basis. On November 1, 2021, VMware’s Spin-Off from Dell was completed, and, in accordance with the Separation Agreement, upon the satisfaction of all conditions and immediately prior to the Spin-Off, VMware paid an $11.5 billion cash dividend, pro rata, to each of the holders of Common Stock, including Dell (the “Special Dividend”), as of the Record Date. Based upon the number of shares of Common Stock held by Dell as of the Record Date, approximately $9.3 billion in cash was paid to Dell. VMware funded the Special Dividend in part through the $10.0 billion of indebtedness incurred during fiscal 2022, including $6.0 billion in 2021 Senior Notes that VMware issued in August 2021 and $4.0 billion in aggregate drawdowns on its senior unsecured term loan facilities on November 1, 2021. Automatically as a result of the Spin-Off, each share of Class B Stock converted into one fully paid and non-assessable share of Class A Stock. As a result of the Spin-Off, entities affiliated with Michael Dell, VMware’s Chairman of the Board, and who also serves as chairman and chief executive officer of Dell (the “MSD Stockholders”), and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, became owners of direct interests in VMware representing 40.3% and 10.0%, respectively, of VMware’s outstanding stock, based on the shares outstanding as of November 26, 2021. Due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, and Mr. Dell’s executive position with Dell, transactions with Dell will continue to be considered related party transactions following the Spin-Off.
Stock awards that were outstanding at the time of the Special Dividend were adjusted pursuant to existing anti-dilution provisions in the Company’s stock plan documents that provide for equitable adjustments to be determined by VMware’s Compensation Committee in the event of an extraordinary cash dividend. A conversion ratio based on the per share dividend amount and VMware’s closing stock price on November 1, 2021 was used to adjust the stock awards outstanding at the time of the Special Dividend. The anti-dilution adjustments to awards proportionately increased the number of outstanding restricted stock units and stock options and reduced the exercise prices of outstanding stock options by a conversion ratio of 1.2191, resulting in an increase of 4.2 million restricted stock units and stock options. The adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments were required by the Company’s equity incentive plan.
Prior to the Spin-Off, VMware’s financial results were included in the Dell consolidated tax return for U.S. federal income tax purposes, but VMware’s income tax provision or benefit was calculated primarily as though VMware was a separate taxpayer, with certain transactions between VMware and Dell being assessed using consolidated tax return rules. As a result of the Spin-Off, VMware is no longer a member of the Dell consolidated tax group and the Company’s U.S. federal income tax will be reported separately from that of the Dell consolidated tax group. VMware and Dell have agreed to indemnify one another, pursuant to the Tax Matters Agreement, for certain tax liabilities relating to periods prior to the Spin-Off and adjustments to these amounts recognized in future periods will be recorded in other income (expense), net on the condensed consolidated statements of income. Additionally, VMware and Dell have agreed to pay one another for VMware’s tax benefits received from the use of certain tax attributes in any pre-Spin-Off period from a post-Spin-Off period. Due to the timing of the Spin-Off and the complexity in determining the income tax provision and related impact to tax assets and liabilities as a result of leaving the Dell consolidated group, which will also require adjustments to VMware’s tax assets and liabilities, the Company cannot reasonably estimate the impact to the tax provision in its consolidated financial statements for the fiscal year ended January 28, 2022 at this time.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of October 29, 2021 should be read in conjunction with our consolidated financial statements for the year ended January 29, 2021 contained in our Annual Report on Form 10-K filed on March 26, 2021.
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
During the nine months ended October 29, 2021, revenue growth in our subscription and SaaS offerings was primarily driven by our VMware Cloud Provider Program (“VCPP”), VMware Workspace ONE (“Workspace ONE”), VMware Tanzu, VMware Carbon Black Cloud, vRealize Cloud Management and VMware Cloud on AWS. We expect revenue growth derived from our subscription and SaaS offerings to continue. In addition, we expect operating margin to be negatively impacted in fiscal 2022 as a result of our incremental investment in our subscription and SaaS portfolio.
During the nine months ended October 29, 2021, we continued to see an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold with perpetual licenses, which negatively impacted our operating margin. As this trend continues, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As a result, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, may be less relevant on a stand-alone basis, and we believe that the overall growth rate of our combined license and subscription and SaaS revenue, as well as the growth in remaining performance obligations, will become better indicators of our future growth prospects.
Dell Go-to-Market Initiatives
We continue joint marketing, sales, branding and product development efforts with Dell Technologies Inc. (“Dell”) and its subsidiaries to enhance the collective value we deliver to our mutual customers. During the three and nine months ended October 29, 2021, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 38% and 37% of our consolidated revenue, respectively. During each of the three and nine months ended October 29, 2021, revenue recognized on transactions where Dell acted as an original equipment manufacturer (“OEM”) accounted for 13% of total revenue from Dell, or 5% of our consolidated revenue. The remaining revenue from Dell consisted of Dell acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services (“DFS”) also provided financing to our end users at our end users’ discretion.

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
Spin-Off and Special Dividend
On April 14, 2021, we entered into a Separation and Distribution Agreement with Dell (the “Separation Agreement”), pursuant to which, subject to the satisfaction of all closing conditions, Dell would distribute the shares of Class A common stock (“Class A Stock”) and Class B common stock (“Class B Stock” and, collectively, the “Common Stock”) owned by its wholly owned subsidiaries, to the holders of shares of Dell as of a record date determined pursuant to the Separation Agreement on a pro rata basis (the “Spin-Off”). On November 1, 2021, the Spin-Off from Dell was completed, and, in accordance with the Separation Agreement, upon the satisfaction of all conditions and immediately prior to the Spin-Off, we paid an $11.5 billion cash dividend, pro rata, to each of the holders of Common Stock, including Dell (the “Special Dividend”), as of the close of business on October 29, 2021 (the “Record Date”). Based upon the number of shares of Common Stock held by Dell as of the Record Date, approximately $9.3 billion in cash was paid to Dell. We funded the Special Dividend in part through the $10.0 billion of indebtedness incurred during fiscal 2022, including $6.0 billion in senior notes that we issued in August 2021 and $4.0 billion in aggregate drawdowns on our senior unsecured term loan facilities on November 1, 2021. Refer to Note O to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Spin-Off and Special Dividend.
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

Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 29,	October 30,			October 29,	October 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
License	$710	$639	$70	11%	$2,093	$2,019	$75	4%
Subscription and SaaS	820	676	144	21	2,336	1,880	456	24
Total license and subscription and SaaS	1,530	1,315	214	16	4,429	3,899	531	14
Services:
Software maintenance	1,354	1,282	72	6	4,011	3,797	213	6
Professional services	304	267	37	14	880	777	102	13
Total services	1,658	1,549	110	7	4,891	4,574	315	7
Total revenue	$3,188	$2,864	$324	11	$9,320	$8,473	$847	10

Revenue:
United States	$1,582	$1,466	$116	8%	$4,587	$4,268	$319	7%
International	1,606	1,398	208	15	4,733	4,205	528	13
Total revenue	$3,188	$2,864	$324	11	$9,320	$8,473	$847	10
Revenue from our subscription offerings consisted primarily of our VCPP cloud-based offerings that are billed to customers on a consumption basis and revenue from VMware Tanzu and other offerings that are billed on a subscription basis. Revenue from our SaaS offerings consisted primarily of our Unified Endpoint Management mobile solution within Workspace ONE, VMware Cloud on AWS, CloudHealth by VMware, VMware SD-WAN by VeloCloud and VMware Carbon Black Cloud.
License revenue relating to the sale of on-premises licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
License Revenue
License revenue increased during the three and nine months ended October 29, 2021 compared to the three and nine months ended October 30, 2020. As customers adopt our cloud-based offerings, license revenue may be lower and subject to greater fluctuation in the future, driven by a higher percentage of cloud-based offerings being sold as well as the variability of large deals between fiscal quarters, which deals historically have had a large license revenue impact.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during the three and nine months ended October 29, 2021 compared to the three and nine months ended October 30, 2020. Revenue growth primarily from our VCPP, Workspace ONE, VMware Tanzu, VMware Carbon Black Cloud, vRealize Cloud Management and VMware Cloud on AWS offerings continued to contribute to subscription and SaaS revenue growth during the three and nine months ended October 29, 2021 compared to the three and nine months ended October 30, 2020.
Services Revenue
During the three and nine months ended October 29, 2021, software maintenance revenue continued to benefit from maintenance contracts sold in previous periods. In each period presented, customers purchased, on a weighted-average basis, greater than two years of support and maintenance with each new license purchased.
Professional services revenue increased during the three and nine months ended October 29, 2021 compared to the three and nine months ended October 30, 2020. Services we provide through our technical account managers and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. We continue to also focus on enabling our partners to deliver professional services for our solutions, and as such, our professional services revenue may vary as we continue to leverage our partners. The timing of services rendered will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	October 29,	January 29,
	2021	2021
Unearned license revenue	$17	$15
Unearned subscription and SaaS revenue	2,238	1,998
Unearned software maintenance revenue	6,773	7,092
Unearned professional services revenue	1,205	1,209
Total unearned revenue	$10,233	$10,314
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of October 29, 2021 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of October 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.1 billion, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% was expected to be recognized as revenue during fiscal 2022, and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS, and services. As of October 29, 2021, our total backlog was $124 million, and our backlog related to licenses was $34 million. For our backlog related to licenses, we generally expect to deliver and recognize as revenue during the following quarter. Backlog totaling $17 million as of October 29, 2021 was excluded from the remaining performance obligations because such contracts are subject to cancellation until fulfillment of the performance obligation occurs.
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
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Collectively, our cost of license revenue, cost of subscription and SaaS revenue, cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in headcount and salaries across most of our income statement expense categories for the three and nine months ended October 29, 2021.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 29,	October 30,			October 29,	October 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of license revenue	$37	$44	$(8)	(17)%	$110	$118	$(7)	(6)%
Stock-based compensation	—	—	—	(28)	1	1	—	(9)
Total expenses	$37	$44	$(8)	(17)	$111	$119	$(7)	(6)
% of License revenue	5%	7%			5%	6%
Cost of license revenue remained relatively consistent during the three and nine months ended October 29, 2021 compared to the three and nine months ended October 30, 2020.
Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 29,	October 30,			October 29,	October 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of subscription and SaaS revenue	$170	$138	$32	23%	$486	$387	$99	26%
Stock-based compensation	5	4	—	9	16	13	3	21
Total expenses	$175	$142	$33	23	$502	$400	$102	25
% of Subscription and SaaS revenue	21%	21%			21%	21%
Cost of subscription and SaaS revenue increased during the three months ended October 29, 2021 compared to the three months ended October 30, 2020. The increase was primarily driven by growth in costs associated with hosted services to support our SaaS offerings of $12 million and increased equipment and depreciation of $11 million. The increase was also driven by growth in cash-based employee-related cost of $10 million, which was primarily driven by incremental growth in headcount.
Cost of subscription and SaaS revenue increased during the nine months ended October 29, 2021 compared to the nine months ended October 30, 2020. The increase was primarily driven by growth in costs associated with hosted services to support our SaaS offerings of $38 million and increased equipment and depreciation of $34 million. The increase was also driven by growth in cash-based employee-related cost of $34 million, which was primarily driven by incremental growth in headcount.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.

Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 29,	October 30,			October 29,	October 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of services revenue	$341	$305	$36	12%	$981	$895	$85	9%
Stock-based compensation	21	25	(4)	(16)	70	74	(3)	(5)
Total expenses	$362	$330	$32	10	$1,051	$969	$82	8
% of Services revenue	22%	21%			21%	21%
Cost of services revenue increased during the three months ended October 29, 2021 compared to the three months ended October 30, 2020. The increase was primarily driven by growth in cash-based employee-related cost of $33 million, which was primarily driven by incremental growth in headcount and salaries.
Cost of services revenue increased during the nine months ended October 29, 2021 compared to the nine months ended October 30, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $87 million, primarily driven by incremental growth in headcount and salaries. The increase was also driven by increased third-party professional services costs of $18 million. These increases were partially offset by decreased equipment and depreciation of $22 million.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our product software and service offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 29,	October 30,			October 29,	October 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$643	$574	$69	12%	$1,849	$1,661	$187	11%
Stock-based compensation	125	140	(15)	(11)	402	397	6	1
Total expenses	$768	$714	$54	8	$2,251	$2,058	$192	9
% of Total revenue	24%	25%			24%	24%
Research and development expenses increased during the three months ended October 29, 2021 compared to the three months ended October 30, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $64 million, primarily driven by incremental growth in headcount and salaries, as well as increased equipment and depreciation of $13 million. These increases were partially offset by increased capitalized internal-use software development costs of $19 million and decreased stock-based compensation of $15 million, primarily due to departure of certain executives.
Research and development expenses increased during the nine months ended October 29, 2021 compared to the nine months ended October 30, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $181 million, primarily driven by incremental growth in headcount and salaries, as well as increased equipment and depreciation of $34 million and increased third-party professional service cost of $11 million. These increases were partially offset by increased capitalized internal-use software development costs of $47 million.

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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 29,	October 30,			October 29,	October 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$937	$827	$109	13%	$2,766	$2,484	$283	11%
Stock-based compensation	74	85	(10)	(12)	227	243	(17)	(7)
Total expenses	$1,011	$912	$99	11	$2,993	$2,727	$266	10
% of Total revenue	32%	32%			32%	32%
Sales and marketing expenses increased during the three months ended October 29, 2021 compared to the three months ended October 30, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $78 million, primarily driven by incremental growth in headcount and salaries, as well as higher commission costs of $21 million resulting from increased sales volume. These increases were partially offset by decreased stock-based compensation of $10 million, primarily due to the vesting of awards associated with prior acquisitions.
Sales and marketing expenses increased during the nine months ended October 29, 2021 compared to the nine months ended October 30, 2020. The increase was primarily due to growth in cash-based employee-related expenses of $217 million, primarily driven by incremental growth in headcount and salaries, as well as higher commission costs of $84 million resulting from increased sales volume. These increases were partially offset by decreased stock-based compensation of $17 million, primarily due to the vesting of awards associated with prior acquisitions, offset in part by an increase in restricted stock unit awards granted to our employees. Additionally, these increases were partially offset by decreased costs incurred for sales enablement-based initiatives of $16 million.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 29,	October 30,			October 29,	October 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$283	$200	$83	41%	$711	$632	$79	13%
Stock-based compensation	33	50	(17)	(34)	97	141	(44)	(31)
Total expenses	$316	$250	$66	27	$808	$773	$35	5
% of Total revenue	10%	9%			9%	9%
General and administrative expenses increased during the three months ended October 29, 2021 compared to the three months ended October 30, 2020. The increase was primarily driven by certain costs incurred related to the Spin-Off, such as legal and advisory fees, of $66 million, offset in part by a decrease in acquisition-related costs $11 million. In addition, cash-based employee-related expenses increased $20 million, primarily driven by incremental growth in headcount and salaries. The increases were partially offset by decreased stock-based compensation of $17 million, primarily due to departure of certain executives.
General and administrative expenses increased during the nine months ended October 29, 2021 compared to the nine months ended October 30, 2020. The increase was primarily driven by certain costs incurred related to the Spin-Off, such as legal and advisory fees, of $72 million, offset in part by a decrease in acquisition-related costs of $49 million. In addition, cash-based employee-related expenses increased $56 million, primarily driven by incremental growth in headcount and salaries. These increases were partially offset by decreased stock-based compensation of $44 million, which was primarily due to the vesting of awards associated with prior acquisitions.

Realignment
Realignment expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 29,	October 30,			October 29,	October 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Realignment	$—	$44	$(44)	(100)%	$1	$47	$(46)	(98)%
% of Total revenue	—%	2%			—%	1%
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
Interest expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 29,	October 30,			October 29,	October 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense	$74	$52	$22	41%	$173	$156	$17	11%
% of Total revenue	2%	2%			2%	2%
Interest expense increased during the three and nine months ended October 29, 2021 compared to three and nine months ended October 30, 2020. The increase was primarily driven by the five series of unsecured senior notes issued during the third quarter of fiscal 2022 in the aggregate amount of $6.0 billion. We expect the annual interest expense associated with these senior notes to be approximately $100 million.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 29,	October 30,			October 29,	October 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other income (expense), net	$12	$177	$(166)	(94)%	$(7)	$186	$(194)	(105)%
% of Total revenue	—%	6%			—%	2%
Other income (expense), net decreased during the three and nine months ended October 29, 2021 compared to the three and nine months ended October 30, 2020, primarily driven by gains and losses, whether realized or unrealized, on our investments in equity securities. During the three and nine months ended October 29, 2021, net gains on our investments in equity securities decreased by $166 million and $209 million, respectively, primarily due to a gain of $189 million recognized on one of our investments in equity securities, which completed its initial public offering during the third quarter of fiscal 2021, during each of the three and nine months ended October 30, 2020.
The fair value of the publicly traded investment is determined primarily using the quoted market price of its common stock. As a result, any volatility in its publicly traded common stock introduces a degree of variability to our consolidated statements of income.
Pursuant to a tax matters agreement entered into with Dell effective April 14, 2021 (the “Tax Matters Agreement”), we have agreed to indemnify Dell for certain tax liabilities relating to periods prior to the Spin-Off and adjustments to these amounts recognized in future periods will be recorded in other income (expense), net on the condensed consolidated statements of income. We cannot reasonably predict the amount that we may receive or pay in future periods and it introduces a degree of variability to our consolidated statements of income.

Income Tax Provision
The following table summarizes our income tax provision during the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Income tax provision	$59	$120	$190	$150
Effective income tax rate	12.9%	21.6%	13.3%	10.6%
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. The increase in our effective income tax rate for the nine months ended October 29, 2021 compared to the nine months ended October 30, 2020 was primarily driven by a discrete tax benefit of $59 million recognized as a deferred tax asset due to an intra-group transfer of Pivotal’s intellectual property rights to our Irish subsidiary during the nine months ended October 30, 2020. The increase was also driven by a decrease in excess tax benefits recognized, which were $19 million during the nine months ended October 29, 2021 compared to $32 million during the nine months ended October 30, 2020. The decrease in our effective income tax rate for the three months ended October 29, 2021 compared to the three months ended October 30, 2020 was mainly driven by a discrete tax benefit of $11 million related to our book and tax basis difference on our investment in equity securities recognized during the third quarter of fiscal 2022 as compared to a discrete tax expense of $62 million recognized during the third quarter of fiscal 2021.
Prior to the Spin-Off, our financial results were included in the Dell consolidated tax return for U.S. federal income tax purposes, but our income tax provision or benefit was calculated primarily as though we were a separate taxpayer, with certain transactions between us and Dell being assessed using consolidated tax return rules. As a result of the Spin-Off, we are no longer a member of the Dell consolidated tax group and our U.S. federal income tax will be reported separately from that of the Dell consolidated tax group. We and Dell have agreed to indemnify one another, pursuant to the Tax Matters Agreement, for certain tax liabilities relating to periods prior to the Spin-Off and adjustments to these amounts recognized in future periods will be recorded in other income (expense), net on the condensed consolidated statements of income.
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
During the three and nine months ended October 29, 2021, revenue from Dell accounted for 38% and 37% of our consolidated revenue, respectively. During each of the three and nine months ended October 29, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 13% of total revenue from Dell, or 5% of our consolidated revenue.

During each of the three and nine months ended October 30, 2020, revenue from Dell accounted for 33% of our consolidated revenue. During the three and nine months ended October 30, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 13% and 12%, respectively, of total revenue from Dell, or 4% of our consolidated revenue.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of
	October 29,	October 30,	October 29,	October 30,	October 29,	January 29,
	2021	2020	2021	2020	2021	2021
Reseller revenue	$1,183	$927	$3,380	$2,738	$5,008	$4,952
Internal-use revenue	17	16	43	50	25	45
Sales through Dell as a distributor, which is included in reseller revenue, continues to grow rapidly.
Receipts from Dell for collaborative technology projects were not material during the three and nine months ended October 29, 2021 and October 30, 2020.
Customer deposits resulting from transactions with Dell were $225 million and $214 million as of October 29, 2021 and January 29, 2021, respectively.
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
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2021	2020	2021	2020
Purchases and leases of products and purchases of services(1)	$57	$49	$164	$138
Dell subsidiary support and administrative costs	8	12	32	54
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

On November 1, 2021, in connection with the Spin-Off from Dell, we and Dell entered into a commercial framework agreement that is intended to preserve and enhance our strategic partnership with Dell to deliver joint customer value and a transition services agreement to facilitate the transactions and the operation of us and Dell following the Spin-Off. The commercial framework agreement has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions. Refer to Note O to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Spin-Off.
Dell Financial Services
DFS provides financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to due from related parties, net on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were not significant during the three months ended October 29, 2021 and were $20 million during the nine months ended October 29, 2021. Financing fees on arrangements accepted by both parties were $12 million and $43 million during the three and nine months ended October 30, 2020, respectively.
Tax Agreements with Dell
Concurrently with the execution of the Separation Agreement, effective as of April 14, 2021, we and Dell entered into the Tax Matters Agreement and agreed to terminate the tax sharing agreement as amended on December 30, 2019 (together with the Tax Matters Agreement and the Letter Agreement (as defined below), the “Tax Agreements”). The Tax Matters Agreement governs our and Dell’s respective rights and obligations, both for pre-Spin-Off periods and post-Spin-Off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.
Payments made to Dell pursuant to the Tax Agreements were $10 million and $96 million during the three and nine months ended October 29, 2021, respectively, and were $54 million and $221 million during the three and nine months ended October 30, 2020, respectively. Refunds received from Dell pursuant to the Tax Agreements were $45 million during the nine months ended October 29, 2021.
Payments from us to Dell under the Tax Agreements relate to our portion of federal income taxes on Dell’s consolidated tax return as well as state tax payments for combined states. The timing of the tax payments due to and from Dell is governed by the Tax Agreements. Our portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between Dell, EMC and us executed on April 1, 2019 (the “Letter Agreement”). Our portion of federal income taxes on Dell’s consolidated tax return differ from the amounts we would owe on a separate tax return basis and our payments to Dell generally are capped at the amount that we would have paid on a separate tax return basis. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the Tax Agreements that was recorded in additional paid-in capital was $45 million during the nine months ended October 30, 2020 and was not significant during the three and nine months ended October 29, 2021 and three months ended October 30, 2020.
As a result of the activity under the Tax Agreements with Dell, amounts due to Dell were $443 million and $451 million as of October 29, 2021 and January 29, 2021, respectively, primarily related to our estimated tax obligation resulting from the Transition Tax. The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) included a deferral election for an eight-year installment payment method on the Transition Tax. We expect to pay the remainder of our Transition Tax over a period of four years.
Pivotal Tax Sharing Agreement with Dell
During the fourth quarter of fiscal 2020, we completed the acquisition of Pivotal. Prior to the Spin-Off, Pivotal filed a separate tax return for U.S. federal income tax purposes as it left the Dell consolidated tax group at the time of Pivotal’s IPO in April 2018. Pivotal continued to be included on Dell’s unitary state tax returns until the Spin-Off. Pursuant to a tax sharing agreement, Pivotal historically received payments from Dell for tax benefits that Dell realized due to Pivotal’s inclusion on such returns. There were no payments received from Dell during the three and nine months ended October 29, 2021 and October 30, 2020.

Due To/From Related Parties, Net
Amounts due to and from related parties, net as of the periods presented consisted of the following (table in millions):

	October 29,	January 29,
	2021	2021
Due from related parties, current	$748	$1,558
Due to related parties, current(1)	88	120
Due from related parties, net, current	$660	$1,438
(1) Includes an immaterial amount related to our current operating lease liabilities due to related parties.
We also recognized an immaterial amount related to non-current operating lease liabilities due to related parties. This amount has been included in operating lease liabilities on the condensed consolidated balance sheets as of October 29, 2021 and January 29, 2021.
Amounts included in due from related parties, net, current, with the exception of DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Notes Payable to Dell
As of January 29, 2021, we had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. We repaid the outstanding balance of $270 million during the three months ended October 29, 2021. During the three and nine months ended October 29, 2021 and October 30, 2020, interest expense on the notes payable to Dell was not significant.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	October 29,	January 29,
	2021	2021
Cash and cash equivalents	$12,500	$4,692
Short-term investments	33	23
Total cash, cash equivalents and short-term investments	$12,533	$4,715
Subsequent to the third quarter of fiscal 2022, our cash and cash equivalents declined significantly as a result of the payment of the Special Dividend on November 1, 2021. We funded the Special Dividend in part through the $10.0 billion of indebtedness incurred during fiscal 2022, including $6.0 billion in senior notes that we issued in August 2021 and $4.0 billion in aggregate drawdowns on our senior unsecured term loan facilities on November 1, 2021. Refer to Note O to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Spin-Off and Special Dividend.
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
We continue to expect that cash generated by operations will be our primary source of liquidity. We also continue to believe that, despite the decline in cash and cash equivalents, existing cash, cash equivalents and our borrowing capacity, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things. We remain committed to maintaining an investment grade profile and credit rating. Following the Spin-Off from Dell, we expect to use free cash flow primarily to repay our outstanding indebtedness. In addition, we plan to continue with our balanced capital allocation policy through investing in our product and solution offerings, acquisitions and returning capital to stockholders through share repurchases. Additionally, given the unpredictable nature of our outstanding legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a negative impact on our overall liquidity.
The 2017 Tax Act imposed a Transition Tax and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our liability related to the Transition Tax as of October 29, 2021 was $504 million, which we expect to pay over the next four years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. The difference between our estimated liability and the amount paid to Dell is recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return is filed.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Nine Months Ended
	October 29,	October 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$3,220	$3,085
Investing activities	(212)	(632)
Financing activities	4,775	(1,493)
Net increase in cash, cash equivalents and restricted cash	$7,783	$960
Operating Activities
Cash provided by operating activities increased by $135 million during the nine months ended October 29, 2021 compared to the nine months ended October 30, 2020, primarily driven by increased cash collections due to increased sales, as well as decreased tax payments. These activities were partially offset by an increase in cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount and salaries during the nine months ended October 29, 2021.
Investing Activities
Cash used in investing activities decreased by $420 million during the nine months ended October 29, 2021 compared to the nine months ended October 30, 2020, primarily driven by a decrease in cash used in business combinations, as well as an increase in proceeds from sales of our investments in equity securities.
Financing Activities
Cash provided by financing activities changed by $6.3 billion during the nine months ended October 29, 2021 compared to the nine months ended October 30, 2020, primarily driven by the net cash proceeds received from the issuance of long-term debt of $6.0 billion, offset in part by the repayment of the note payable to Dell of $270 million and an increase of $306 million in repurchases of shares of our Class A Stock during the nine months ended October 29, 2021. The change was also due to the absence of the net cash proceeds received from the issuance of long-term debt of $2.0 billion, the redemption of the $1.3 billion unsecured senior note due August 21, 2020 and the repayment of the $1.5 billion senior unsecured term loan facility during the nine months ended October 30, 2020.

Unsecured Senior Notes
The following table summarizes the principal on our two series of unsecured senior notes issued August 21, 2017 (the “2017 Senior Notes”), three series of unsecured senior notes issued April 7, 2020 (the“2020 Senior Notes”) and five series of unsecured senior notes issued August 2, 2021 (the “2021 Senior Notes”, collectively with the 2017 Senior Notes and 2020 Senior Notes, the “Senior Notes”) as of October 29, 2021 (amounts in millions):

Senior Notes issued August 21, 2017:
2.95% Senior Note Due August 21, 2022	$1,500
3.90% Senior Note Due August 21, 2027	1,250
Senior Notes issued April 7, 2020:
4.50% Senior Note Due May 15, 2025	750
4.65% Senior Note Due May 15, 2027	500
4.70% Senior Note Due May 15, 2030	750
Senior Notes issued August 2, 2021:
0.60% Senior Note Due August 15, 2023	1,000
1.00% Senior Note Due August 15, 2024	1,250
1.40% Senior Note Due August 15, 2026	1,500
1.80% Senior Note Due August 15, 2028	750
2.20% Senior Note Due August 15, 2031	1,500
Total principal amount	$10,750
Interest on the 2021 Senior Notes is payable semiannually in arrears, on February 15 and August 15 of each year, commencing on February 15, 2022. Interest on the 2020 Senior Notes is payable semiannually in arrears, on May 15 and November 15 of each year, beginning November 15, 2020. The interest rate on the 2020 Senior Notes is subject to adjustment based on certain rating events. Interest on the 2017 Senior Notes is payable semiannually in arrears, on February 21 and August 21 of each year. During the nine months ended October 29, 2021 and October 30, 2020, $139 million and $107 million, respectively, was paid for interest related to the Senior Notes.
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
Revolving Credit Facility
On September 2, 2021, we entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides us with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility replaced our existing $1.0 billion revolving credit facility that was undrawn. Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. The 2021 Revolving Credit Facility contains certain representations, warranties and covenants. As of October 29, 2021, there was no outstanding borrowing under the 2021 Revolving Credit Facility.
Senior Unsecured Term Loan Facility
On September 2, 2021, we received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that would provide us with an aggregate borrowing capacity of up to $4.0 billion. We may borrow once up to the aggregate borrowing capacity of $4.0 billion. The term loan facilities contain certain representations, warranties and covenants.
On November 1, 2021, we drew down an aggregate of $4.0 billion with a weighted average interest rate of 0.90%. The drawdown was used to fund a portion of the Special Dividend in connection with the Spin-Off from Dell. Refer to Note O to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Spin-Off.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; our expectations regarding the timing of tax payments and the impacts of changes in our corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, capital-raising activities, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; the continuing impact of the COVID-19 pandemic on the global economy as well as any related effects on our business operations, financial performance, results of operations and stock price; our commercial relationship with Dell following completion of the Spin-Off and the related payment of the Special Dividend; our plans to repay our outstanding indebtedness, including the indebtedness incurred to pay a portion of the Special Dividend; our commitment and ability to maintain an investment-grade credit rating; the sufficiency of our cash sources to fund our operations; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to, and do not currently intend to, update these forward-looking statements.
Available Information
Our website is located at vmware.com, and our investor relations website is located at ir.vmware.com. Our goal is to maintain the investor relations website as a portal through which investors can easily find or navigate to pertinent information about us, all of which is made available free of charge, including:
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
•ESG (environmental, social and governance) information;
•other news, blogs and announcements that we may post from time to time that investors might find useful or interesting; and
•opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.
The information found on our website is not part of, and is not incorporated by reference into, this or any other report we file with, or furnish to, the SEC. The SEC also maintains a website at sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risk exposures during the nine months ended October 29, 2021. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 26, 2021 for a detailed discussion of our market risk exposures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended October 29, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our subscription and SaaS offerings, which constitute a growing portion of our business, and our initiatives to extend our data center virtualization and container platforms into the public cloud involve various risks, including, among others, reliance on third-party providers for data center space and colocation services and on public cloud providers to prevent service disruptions.
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
Certain of our product initiatives, such as our VCPP and SaaS offerings, have a subscription model. As we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably. In addition, we may fail to accurately predict subscription renewal rates or their impact on operating results, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results. Additionally, as customers transition to our subscription and SaaS products and services, our revenue and license revenue growth rate may be adversely impacted during the period of transition as we will recognize less revenue up front than we would otherwise recognize as part of the multi-year license contracts through which we typically sell our established offerings. For example, effective with the fourth quarter of fiscal 2020, we commenced reporting revenue from our subscription and SaaS as a separate revenue line item, breaking out components that had previously been included in our license revenue and services revenue and prior period amounts were reclassified to conform with this presentation. As a result, the rate of growth in our license revenue, which has been viewed as a leading indicator of our business performance, as well as our software maintenance revenue and deferred revenue may be negatively impacted while the growth in subscription and SaaS revenue may not appear as robust because such revenue is recognized ratably over time as customers consume our subscription-based products. In addition, the transition from selling support and maintenance with perpetual licenses to selling subscription and SaaS offerings may negatively affect our profitability, as the cost associated with software maintenance renewals is generally lower than the cost associated with selling new subscription and SaaS offerings. Finally, as we offer more services that depend on converting users of free services to users of premium services and purchasers of our on-premises products to our SaaS offerings, our ability to maintain or improve and to predict conversion rates will become more important.
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
Providers of enterprise security offerings. With the close of VMware’s acquisition of Carbon Black Inc. (“Carbon Black”) in October 2019, we launched a new set of enterprise security solutions that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and the frequent introductions of new solutions. Competitors in the end point security space include legacy antivirus solution providers such as McAfee and NortonLifeLock, established software and infrastructure providers such as Blackberry Limited (after purchasing Cylance, Inc.) and Microsoft as well as next-generation endpoint security providers such as CrowdStrike. In addition, new startup companies and established companies have entered or are currently attempting to enter the next-generation endpoint security market. While we believe that the intrinsic security elements in our existing offerings coupled with our Carbon Black endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain New trends, such as Secure Access Service Edge (SASE) and Zero Trust Network Access, represent the coalescence of formerly distinct markets, such as identity management, secure web gateway, SD-WAN, network firewall, and cloud access security brokers. These trends may bring existing partners such as Zscaler and Okta into a more competitive position with Carbon Black, VeloCloud and other distributed network security offerings from VMware. If we are unable to successfully adapt our product and service offerings to meet these opportunities and rapidly evolving trends our operating results could be adversely affected.
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
Our commercial relationship with Dell could adversely impact our business, stock price, market share and ability to build and maintain other strategic relationships.
Our commercial relationship with Dell is significant and complex. During the time in which we were a majority-owned subsidiary of Dell, the portion of our sales that were realized through the Dell sales channel grew more rapidly than our sales through non-Dell resellers and distributors. As a standalone company following the Spin-Off, we expect to continue to transact a significant amount of business with Dell pursuant to the commercial framework agreement between us and Dell that became effective upon the Spin-Off, which involves various risks such as:
Reliance on our relationship with Dell. During the nine months ended October 29, 2021, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 37% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller and purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provides financing to our end users and channel partners at our end users’ and channel partners’ discretion. Our reliance on the Dell sales channel could negatively impact our ability to negotiate favorable go-to-market arrangements with Dell and our relationships with other channel partners.
Dell’s arrangements with our competitors. Dell maintains significant partnerships with certain of our competitors, including Microsoft, and may enter into more such partnerships in the future. Further, Dell may choose to partner with our competitors instead of with us. These partnerships may adversely impact our relationship with Dell, impede our standalone competitive success and result in declines in our stock price or market share. Additionally, our potential strategic relationships may be negatively affected by our relationship with Dell, as companies may favor or choose to partner with our competitors because of those competitors’ relationship with Dell or due to our relationship with Dell.
Overlaps in areas in which we and Dell compete. We and Dell compete across the IT infrastructure industry providing products and services that overlap in various areas, including software-based storage, management, hyperconverged infrastructure and cloud computing. Dell competes with us in these areas now and may engage in increased competition with us in the future. Some of our products compete directly with products sold or distributed by Dell, which could result in declines in VMware sales. Additionally, this competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could also prevent our new products and services from gaining market acceptance, thereby harming our ability to increase, or causing us to lose, market share.
Our arrangements with Dell’s competitors. We partner and have arrangements with a number of companies that compete with Dell, including certain of our significant channel, technology and other marketing partners, such as IBM and Hewlett-Packard. Our relationship with Dell could adversely affect our relationships with these companies or other customers, suppliers and partners. Further, our relationships with these companies could adversely impact our relationship with Dell.
Additionally, though we, as a standalone company, now have more flexibility in our strategic partnerships with cloud and on-premises infrastructure companies, for example, such companies may not choose to partner with us to the full extent or at all due to our historical and on-going commercial relationship with Dell. As a result, we may be unable to capitalize, either strategically or commercially, on our new flexibility, and our business, stock price, market share and relationships may suffer.
Our success depends increasingly on customer acceptance of our newer products and services.
Our products and services are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of VMware vSphere (“vSphere”) has declined. We are increasingly directing our product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public, hybrid and multi-cloud-based computing and mobile computing, including our vSphere-based SDDC products such as vRealize management, vSAN storage virtualization, NSX virtual networking, as well as our Horizon client virtualization, Unified Endpoint Management mobile device management, and our managed subscription services, such as VMware Cloud on AWS, VMware Cloud on AWS Outposts and our VMware Cloud on Dell EMC. In October 2019, we completed the acquisition of Carbon Black, which now forms the nucleus of VMware’s new set of enterprise security solutions focused on helping to provide advanced cybersecurity protection to customers. We have also been introducing SaaS versions of our on-premises products, including VMware Workspace ONE (“Workspace ONE”) offerings, and investing in a range of SaaS and cloud-native technologies and products, including those acquired through our Heptio Inc., CloudHealth Technologies, Inc., VeloCloud Networks, Inc. and Pivotal Software, Inc. (“Pivotal”) acquisitions. These cloud and SaaS initiatives present new and difficult technological, operational and compliance challenges, and significant investments continue to be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our private, public, hybrid and multi-cloud solutions and our client virtualization and mobile device management solutions. As the market for our server virtualization products continues to mature, and the scale of our business continues to increase, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that adoption rates for our newer products and services are not sufficient to offset declines in revenue growth for our established server virtualization offerings, our overall revenue growth rates may slow materially or our revenue may decline substantially. Additionally, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
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
In addition, we are subject to President Biden’s recent Executive Order 14042, which mandates COVID-19 vaccinations for all U.S.-based employees of businesses servicing federal contracts by January 18, 2022, except for employees who qualify for medical or religious exemptions. In light of this vaccine mandate, we are requiring all our U.S.-based employees to be fully vaccinated for COVID-19, except for employees who qualify for medical or religious exemptions. It is currently not possible to predict with any certainty the impact the vaccine mandate will have on our workforce. Our implementation of these requirements may result in employee attrition, including attrition of highly skilled employees, and difficulty attracting new employees.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 24% of our total revenue during the nine months ended October 29, 2021. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.
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
Sales via our various route-to-market relationships with Dell accounted for 37% of our consolidated revenue during the nine months ended October 29, 2021 and transactions where Dell acted as an original equipment manufacturer (“OEM”) accounted for 13% of the revenue from Dell, or 5% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Although we and Dell entered into a commercial agreement effective upon the Spin-Off that is intended to preserve and enhance our strategic partnership, as a standalone company, our relationship with Dell is fundamentally different from the relationship that we had with Dell when we were its majority-owned subsidiary. Following the Spin-Off, Dell will no longer consolidate VMware’s revenues, and Dell may not be sufficiently incentivized to drive VMware business through our various route-to-market relationships. If sales through Dell decline and VMware is unable to shift business to suitable alternative channel partners, our business and operating results will be negatively affected. Additionally, any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Other than Dell, none of our distributors accounted for 10% or more of our consolidated revenue during the nine months ended October 29, 2021. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
The success of our products depends upon the cooperation of hardware and software vendors to ensure interoperability with our products and offer compatible products and services to end users. In addition, we extend the functionality of various products to work with native public cloud applications, which in some cases requires the cooperation of public cloud vendors. To the extent that hardware, software and public cloud vendors perceive that their products and services compete with ours, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats, or engage in practices to actively limit the functionality, compatibility and certification of our products. In addition, vendors may fail to certify or support or continue to certify or support our products for their systems. If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and it may be difficult and more costly for us to achieve functionality and service levels that would make our services attractive to end users, any of which could negatively impact our business and operating results.
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
For example, the COVID-19 pandemic has depressed economic activity worldwide, and the timing and strength of an economic recovery is highly uncertain and likely to vary significantly by region. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future course of the pandemic and any resulting economic impact remain highly uncertain and continue to rapidly evolve. We have observed negative impacts on our sales and our financial results from and there continues to be significant uncertainty regarding the economic effects of the COVID-19 pandemic. For example, during much of fiscal 2021, we saw delays in customers’ large transformative on-premises projects that we believe were largely due to COVID-19, which negatively impacted our product sales. There remains considerable uncertainty regarding the progress of vaccination programs and the impact of vaccine mandates, the dangers posed by COVID-19 variants and the extent to which there is a return to pre-pandemic conditions. Accordingly, should the pandemic persist for an extended period of time, economic conditions globally or in particular regions may fail to recover or even worsen, which could cause material adverse impacts to our earnings and other results of operations. Further, concerns over the economic impact of COVID-19 have caused volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and may in the future impact our ability to access the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position.
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
We have substantial indebtedness, and we may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of November 1, 2021, we had an aggregate of $14.8 billion of outstanding indebtedness, including $6.0 billion in unsecured notes issued in August 2021 and $4.0 billion in aggregate drawdowns on two unsecured term loan facilities (the “Term Loan”) which were used to fund a portion of the special cash dividend paid on November 1, 2021 to holders of our Class A Stock and Class B Stock as of the close of business on October 29, 2021 in connection with the Spin-Off. Additionally, we have entered into a $1.5 billion unsecured revolving credit facility (the “2021 Revolving Credit Facility”), which is undrawn.
The terms of our unsecured notes, Term Loan and 2021 Revolving Credit Facility impose restrictions on us, including in specified and customary covenants, our compliance with which may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we fail to satisfy any of the terms or breach any of the covenants and do not obtain a waiver from the lenders or note holders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable or, with respect to the unsecured notes, we may be required to repurchase our unsecured notes at a price equal to 101% of the aggregate principal plus any accrued and unpaid interest.
We intend to reduce our indebtedness during the next fiscal years. While we believe our remaining cash balances and cash generated by our business operations will be sufficient to fund our operations and pursue our existing stock repurchase program and strategic plans, if our business operations do not generate the cash flows we expect, then our ability to fund future stock repurchases, invest in our business and pursue strategic alternatives, including business acquisitions, will be reduced, which could reduce our ability to manage dilution of our stock and limit our future growth. If in the future we are unable to generate sufficient operating cash flows to service our debt, we may be required to, among other things, seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned expenditures. Even so, such measures may not be sufficient to enable us to service our debt.
Our current and any future debt may adversely affect our financial condition and future financial results by, among other things, increasing our vulnerability to adverse changes in general economic and industry conditions, necessitating use or dedication of our expected cash flow from operations to service our indebtedness instead of for other purposes, such as capital expenditures and acquisitions, impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes, and limiting our flexibility in planning for, or reacting to, business changes.
In addition, any actual or anticipated changes to our credit ratings, including any announcement that our credit ratings are under review by any rating agency, may:
•negatively impact the value and liquidity of our debt and equity securities;

•result in an increase in the interest rate payable by us and the cost of borrowing under our 2021 Revolving Credit Facility;
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
We have potential tax liabilities as a result of our former controlling ownership by Dell, which could have an adverse effect on our operating results and financial condition.
Membership in a consolidated tax group. We were included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC or certain of its subsidiaries for state and local income tax purposes, from the time of our acquisition by EMC in 2004 through the acquisition of EMC by Dell effective September 7, 2016 (the “Dell Acquisition”), when we became included in Dell’s consolidated tax group. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of such group. Accordingly, for any period in which we were included in the Dell consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell and its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group. Additionally, the impact of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) upon consolidated groups is highly complex and uncertain and its impact must be further interpreted in the context of various tax-related agreements we have agreed to with EMC and Dell (the “Tax Agreements”) to determine VMware’s related payment. As a result of the Spin-Off, we are no longer a member of Dell’s consolidated tax group, however, we are still subject to potential tax liabilities for the periods prior to the Spin-Off.
Tax Agreements. We have agreed to Tax Agreements that govern, among other things, our potential liabilities for other members of the consolidated tax groups of which we are considered members. Pursuant to the Tax Agreements, we and Dell generally will make payments to each other such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in Dell’s consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell or its subsidiaries, the amount of taxes to be paid by us will be determined, subject to certain consolidated return adjustments, as if we and each of our subsidiaries included in such consolidated, combined or unitary group filed our own consolidated, combined or unitary tax return. Although the Tax Agreements provide that our tax liability is calculated primarily as though VMware were a separate taxpayer, certain tax attributes and transactions are assessed using consolidated tax return rules as applied to the Dell consolidated tax group and are subject to other specialized terms under the Tax Agreements. In April 2019, we expanded the Tax Agreements by entering into a letter agreement with Dell and EMC that governs our portion of the one-time transition tax imposed by the 2017 Tax Act on accumulated earnings of foreign subsidiaries. Additionally, in December 2019, we amended the Tax Agreements to, subject to certain exceptions, generally limit VMware’s maximum annual tax liability to Dell to the amount VMware would owe on a separate tax return basis. Concurrent with the signing of the Separation and Distribution Agreement in April 2021, we and Dell entered into a new tax matters agreement and terminated a preceding tax sharing agreement. A substantial lack of alignment or disagreement between us and Dell regarding the applicability or interpretation of the Tax Agreements, or any unanticipated material tax liability arising pursuant to the Tax Agreements, could adversely impact our financial condition and operating results.
Pivotal. Prior to the Spin-Off, Pivotal filed a separate tax return for U.S. federal income tax purposes as it left the Dell consolidated tax group at the time of Pivotal’s initial public offering in April 2018. Pivotal continued to be included on Dell’s unitary state tax returns until the Spin-Off. Pursuant to a tax agreement between Pivotal and Dell, Pivotal may receive or owe payments from or to Dell for tax benefits or expenses that Dell realized due to Pivotal’s inclusion on such returns.
Tracking Stock. Pursuant to the Tax Agreements, if it is subsequently determined that the tracking stock issued in connection with the Dell Acquisition and which Dell subsequently eliminated through a share exchange constitutes a taxable distribution, we could be liable for all or a portion of the tax liability, which could have a material adverse effect on our operating results and financial condition.
Spin-Off. If the Spin-Off is later determined to not be tax-free for any reason, we could be liable for all or a portion of the tax liability. Additionally, under the Tax Agreements, we are prohibited from taking or failing to take any action that prevents the Spin-Off from being tax-free for U.S. federal income tax purposes. We would be responsible for any taxes imposed on Dell or any of its affiliates as a result of the failure of the Spin-Off to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Spin-Off by or in respect of us, which could have a material adverse effect on our operating results and financial condition. Further, during the two-year period following the Spin-Off, without obtaining the consent of Dell, a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm, we may be prohibited from taking certain specified actions that could impact the treatment of the Spin-Off, such as significant equity transactions that shift more than a significant portion of the value or total combined voting power of all outstanding shares of our stock. These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. These obligations may also discourage, delay or prevent a change of control of our company.
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
We are subject to income and indirect tax examinations and are undergoing audits in various jurisdictions. For instance, the Internal Revenue Service (“IRS”) has started its examination of fiscal years 2015 through 2019 for the Dell consolidated group, of which VMware was a member beginning in Dell’s fiscal year 2017. As a result of the Spin-Off, VMware is no longer a member of the Dell consolidated group. However, we are still subject to examination by the IRS for the periods in which we were a member of the Dell consolidated group. While we believe we have complied with all applicable income tax laws and made reasonable tax estimates, a governing tax authority could have a different legal interpretation and a final determination of tax audits or disputes may differ from what is reflected in our historical income tax provisions or benefits and accruals and we may be assessed with additional taxes. Further, the Tax Agreements between us and Dell provide that, when we become subject to federal income tax audits as a member of Dell’s consolidated group, Dell has authority to control the audit and represent Dell and our interests to the IRS. Accordingly, if we and Dell differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired.
In addition, regulatory guidance is still forthcoming with respect to the 2017 Tax Act and such guidance may adversely impact our tax provision. Any assessment of additional taxes could materially affect our financial condition and operating results.
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
For example, in October 2014, Ireland announced revisions to its tax regulations, that, among other things, would raise tax rates on the foreign earnings of our Ireland-organized subsidiary by which our non-U.S. earnings are primarily earned. For this and other reasons, we proactively made structural changes to mitigate the impact of the changing Irish tax regulations to our future tax rates. Numerous other countries have also recently enacted or are considering enacting changes to tax laws, administrative interpretations, decisions, policies and positions. In addition, the Organization for Economic, Co-operation and Development (“OECD”), an international association of countries, including the U.S., has made changes and is contemplating additional changes to numerous long-standing tax principles. These and any other significant changes to U.S., Irish or international tax laws could materially adversely affect our effective tax rate, the timing and amount of our tax liabilities and payments, our financial condition and operating results.

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
We rely on our information systems and those of third parties for fulfilling contractual obligations, including processing customer orders, delivering products and providing services, performing accounting operations, supporting our employees, managing employee data and otherwise running our business. If our systems fail, our disaster and data recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Additionally, our information systems may not efficiently support new business models and initiatives, and significant investments could be required in order to upgrade existing or implement new systems. Business requirements may require additional capabilities including implementation of a new information system. In particular, our systems and operations were built to support a perpetual software licensing model, and significant enhancements are required to support our transition to subscription and SaaS products and services. Further, we continuously work to enhance our information systems, such as our enterprise resource planning software, and the implementation of such enhancements is frequently disruptive to the underlying enterprise, which may especially be the case for us due to the size and complexity of our business, and may disrupt internal controls and business processes that could introduce unintended vulnerability to error. Any such disruption to our information systems and those of the third parties upon whom we rely could have a material impact on our business.
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
We currently, and in the future expect to continue to, engage in transactions with Dell that are considered related persons transactions due to the share ownership in both Dell and VMware held by the entities affiliated with Michael Dell (the “MSD Stockholders”) and entities affiliated with Silver Lake Partners (the “SLP Stockholders”) of which Egon Durban, a VMware director, is a managing partner. These transactions relate to areas of joint product development, go-to-market, branding, sales, customer service, real estate, support services and where we are strategically aligned. We believe that these related persons transactions provide us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of Dell for the benefit of our customers and stockholders while enabling us to compete more effectively with our larger competitors. However, these transactions may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Negotiating and implementing these arrangements can be time consuming and cause delays in the introduction of joint product and service offerings and disruptions to VMware’s business. We cannot predict whether our stockholders and industry or securities analysts who cover us will react positively to announcements of new related persons transactions with Dell, and such announcements could have a negative impact on our stock price. Our participation in these transactions may also cause certain of our other vendors and ecosystem partners who compete with Dell to also view us as their competitors.

If we fail to comply with government contracting regulations, our business could be adversely affected.
Our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with government contracting regulations (including cybersecurity-related requirements and President Biden’s recent executive order mandating COVID-19 vaccinations for all U.S.-based employees of federal contractors and subcontractors) could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension from future government contracting, any of which could adversely affect our business, operating results or financial condition. Further, any negative publicity related to our government contracts or any proceedings surrounding them, regardless of accuracy, may damage our business and affect our ability to compete for new contracts.
Some of our directors have potential conflicts of interest with Dell.
The Chairman of our Board of Directors, Michael Dell, is also Chairman and CEO of Dell and is a significant stockholder of Dell, and one of our directors, Egon Durban, is member of the Dell board of directors and managing partner of Silver Lake Partners, a significant stockholder of Dell. Another one of our directors also holds shares of Dell common stock. Ownership of Dell common stock by our directors and the presence of executive officers or directors of Dell on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Dell that could have different implications for Dell than they do for us. Our Board has approved resolutions that address corporate opportunities that are presented to Messrs. Dell and Durban. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are directors of both us and Dell and we may be precluded from pursuing certain growth initiatives.

Risks Related to Owning Our Class A Common Stock
The MSD Stockholders and the SLP Stockholders have significant influence over us, and their interests may conflict with our interests and the interests of our other stockholders.
As a result of the Spin-Off, the MSD Stockholders and SLP Stockholders became direct beneficial holders of VMware with interests representing 40.3% and 10.0%, respectively, of our outstanding stock, based on the number of shares outstanding as of November 26, 2021. As a result, the MSD Stockholders and the SLP Stockholders have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. The interests of the MSD Stockholders or the SLP Stockholders could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of voting power held by the MSD Stockholders and SLP Stockholders could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which we or others of our stockholders may view favorably. Effective upon the consummation of the Spin-Off, we entered into a stockholders agreement pursuant to which the MSD Stockholders have the right to nominate up to two members of our Board and the SLP Stockholders have the right to nominate one member of our Board, subject to maintaining certain ownership thresholds. Michael Dell, the Chairman of our Board, is the first MSD Stockholders nominee; the MSD Stockholders have the right to nominate a second member of the Board. Egon Durban is the SLP Stockholders’ nominee. This concentrated control may negatively impact other stockholders’ ability to influence corporate matters and may also adversely affect our stock price. The MSD Stockholders and SLP Stockholders collectively beneficially own 62.8% of Dell’s outstanding stock as of November 26, 2021. Accordingly, their interests may not be aligned with other VMware stockholders with respect to actions involving or impacting Dell.
The price of our Class A common stock has fluctuated significantly in recent years and may fluctuate significantly in the future.
The trading price of our Class A common stock has fluctuated significantly in the past and could fluctuate substantially in the future, and stockholders’ investments in our stock could lose some or all of their value. The stock market in general and technology companies in particular have often experienced extreme price and volume fluctuations. Neither the MSD Stockholders nor the SLP Stockholders are restricted from selling their respective shares, and each is entitled to certain registration rights. If a significant number of these shares enters the public trading markets in a short period of time, the market price of our Class A common stock may decline. Broad market and industry factors may also decrease the market price of our Class A common stock, regardless of our actual operating performance. Additionally, fluctuations and declines in our stock price have been, and in the future may be, due to, among other reasons, the factors discussed in this Risk Factors section and elsewhere in this report, as well as:
•our ability to meet or exceed the forward-looking guidance we have given, to give forward-looking guidance consistent with past practice and any changes to or withdrawal of previous guidance or long-range targets;
•trading activity by directors, executive officers, significant stockholders or a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock, or the market’s perception that such holders intend to sell;
•the inclusion or exclusion of our stock from any trading indices, such as the S&P 500 Index;
•speculation in the press and on social media; and
•changes in recommendations regarding our stock or more favorable relative recommendations about our competitors by the industry or securities analysts who cover and publish about us, our business, our competitors, or the markets in which we compete.
In addition, to direct value lost, volatility or declines in our stock price may adversely affect our ability to retain key employees, most of whom are compensated, in part, based on the performance of our stock price. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.
Anti-takeover provisions in Delaware law and our charter documents could discourage takeover attempts.
Certain provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•the division of our board of directors into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at any annual meeting;

•that any director may only be removed for cause and only by the affirmative vote of holders of at least a majority of the votes entitled to be cast to elect any such director;
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
•the ability of the board of directors to issue, without stockholder approval, up to 100,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and
•stockholders may not act by written consent and may not call special meetings of the stockholders.
In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company and could reduce the price that investors may be willing to pay for shares of our common stock. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and large stockholders, in particular those owning 15% or more of our outstanding voting stock.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of October 29, 2021, goodwill and amortizable intangible assets were $9.6 billion and $781 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
Purchases of Class A common stock during the three months ended October 29, 2021 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
July 31 - August 27, 2021	387,000	$156.55	387,000	$265,394,392
August 28 - September 24, 2021	430,820	144.10	430,820	203,311,541
September 25 - October 29, 2021	137,928	147.20	137,928	183,008,541
	955,748	$149.59	955,748	183,008,541
(1)The average price paid per share excludes commissions.
(2) Represents the cumulative amount remaining for stock repurchases under the July 2020 authorization as of October 29, 2021. On October 7, 2021, VMware authorized the termination of the July 2020 authorization and authorized a new repurchase program of up to $2.0 billion of Class A common stock through the end of fiscal 2024, in each case, effective upon the consummation of the Spin-Off from Dell on November 1, 2021. Refer to Note M to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

ITEM 5.    OTHER INFORMATION
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
VMware’s affiliate, Dell Technologies Inc. and its subsidiaries, included the following disclosure in their quarterly report for the period ended October 29, 2021:
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
As permitted under the OFAC General License, our subsidiary Dell LLC and other subsidiaries periodically file notifications with the FSB in connection with the importation and distribution of our products in the Russian Federation. During our fiscal quarter ended October 29, 2021, Dell LLC filed notifications with the FSB. No payments were issued or received, and no gross revenue or net profits were generated, in connection with these filing activities. Dell Technologies and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, including by the OFAC General License, we expect to continue to file notifications with the FSB to qualify our products for importation and distribution in the Russian Federation.”
ITEM 6.EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-33622	3.1	11/1/21
3.2	Amended and Restated Bylaws	8-K	001-33622	3.2	11/1/21
4.9	Seventh Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.2	8/2/21
4.10	Eighth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.3	8/2/21
4.11	Ninth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.4	8/2/21
4.12	Tenth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.5	8/2/21
4.13	Eleventh Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.6	8/2/21
10.1	Term Loan Credit Agreement, dated as of September 2, 2021, among VMware, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, BofA Securities, Inc., Barclays Bank PLC and Citibank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Syndication Agent and Barclays Bank PLC and Citibank, N.A., as Co-Documentation Agents	10-Q	001-33622	10.3	9/3/21
10.2	Letter Agreement, dated as of October 7, 2021, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	2.1	10/7/21
10.3*+	Form of TSR Performance Stock Unit Agreement dated October 2021
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.
Dated:	December 3, 2021	By:	/s/ J. Andrew Munk
J. Andrew Munk Chief Accounting Officer (Principal Accounting Officer)