Form 10-K
period 2022-01-28
VMWARE, INC.
filed 2022-03-24
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑
As of July 30, 2021, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on July 30, 2021) was approximately $12.4 billion. Shares of the registrant’s Class A and Class B common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of July 30, 2021 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 15, 2022, the number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding was 421,056,294.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 28, 2022.

VMware, Tanzu, Pivotal, Bitnami, Heptio, Wavefront, CloudHealth, vRealize, vSphere, VMware vSAN, NSX, vCenter, VMware HCX, Carbon Black, Workspace ONE, Anywhere Workspace, Horizon, VMworld, vForum, SpringONE, VeloCloud, Nyansa, Datrium, Lastline, Avi Networks and AetherPal are registered trademarks or trademarks of VMware, Inc. or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective organizations.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements relating to expected industry trends and conditions; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; our expectations regarding the timing of tax payments and the impacts of changes in our corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, capital-raising activities, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; our ESG-related programs including the objectives of our 2030 Agenda and our programs to further diversity, equity and inclusion; the continuing impact of the COVID-19 pandemic on the global economy as well as any related effects on our business operations, financial performance, results of operations and stock price; our commercial relationship with Dell following completion of the Spin-Off and the related payment of the Special Dividend; our plans to repay our outstanding indebtedness, including the indebtedness incurred to pay a portion of the Special Dividend; our commitment and ability to maintain an investment-grade credit rating; the sufficiency of our cash sources to fund our operations; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to and do not currently intend to, update these forward-looking statements.
Risk Factor Summary
VMware is subject to various risks as set forth in Part I, Item 1A of this Annual Report on Form 10-K, including:
Operation of Business and Strategic Risks
•A significant decrease in demand for our data center virtualization products would adversely affect our operating results.
•Our subscription and software-as-a-service (“SaaS”) offerings, which constitute a growing portion of our business and our initiatives to extend our data center virtualization and container platforms into the public cloud, involve various risks.
•Our success depends upon our ability to adapt our business and pricing models to a subscription and SaaS model appropriately.
•We face intense competition.
•Our commercial relationship with Dell could adversely impact our business, stock price, market share and ability to build and maintain other strategic relationships.
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
•Russia’s military actions in Ukraine have affected and may continue to affect our business.
•Our success depends on the interoperability of our products and services with those of other companies.

•Failure to effectively manage our product and service lifecycles could harm our business.
Financial Risks
•Our operating results may fluctuate significantly.
•Adverse economic conditions may harm our business.
•We have substantial indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
•We have potential tax liabilities as a result of our former controlling ownership by Dell, which could have an adverse effect on our operating results and financial condition.
•Our operating results may be adversely impacted by exposure to additional tax liabilities and higher than expected tax rates.
Security Risks
•Cybersecurity breaches of our systems or the systems of our vendors, partners and suppliers could materially harm our business.
•Our products and services are highly technical and may contain or be subject to our own or suppliers’ errors, defects or security vulnerabilities.
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
•Some of our directors have potential conflicts of interest with Dell.
Risks Related to Owning Our Class A Common Stock
•The MSD Stockholders and the SLP Stockholders have significant influence over us and their interests may conflict with our interests and the interests of our other stockholders.
•The price of our Class A common stock has fluctuated significantly in recent years and may fluctuate significantly in the future.
•Anti-takeover provisions in Delaware law and our charter documents could discourage takeover attempts.
•Our bylaws provide for an exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
•Social and ethical issues, including our ability to make progress on our ESG goals and commitments, may result in reputational harm and liability.

PART I
ITEM 1.    BUSINESS
Overview
VMware, Inc. (“VMware”) originally pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware, and then evolved to become the private cloud and mobility management leader. Building upon that leadership, VMware is focused on becoming the multi-cloud leader. Information technology (“IT”) driven innovation continues to disrupt markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. Organizations’ IT departments and corporate divisions are working at an accelerated pace to harness new technologies, platforms and cloud models, ultimately guiding businesses and their product teams through a digital transformation. To take on these challenges, we are helping customers drive their multi-cloud strategy by providing the multi-cloud platform for all applications, enabling digital innovation and enterprise control.
Our multi-cloud portfolio, spanning application modernization, cloud management, cloud infrastructure, networking, security and anywhere workspaces, forms a flexible, consistent digital foundation on which customers can build, run, manage, connect and protect their mission-critical workloads.
We incorporated in Delaware in 1998 and were acquired by EMC Corporation (“EMC”) in 2004. In August 2007, we conducted an initial public offering of our Class A common stock (“Class A Stock”), but remained majority-owned by EMC, the sole stockholder of our Class B common stock (“Class B Stock”). In September 2016, Dell Technologies Inc. (“Dell”) acquired EMC and we became a majority-owned subsidiary of Dell. On November 1, 2021, our spin-off from Dell was completed, each share of Class B Stock converted into one fully paid and non-assessable share of Class A Stock and we became a standalone company (the “Spin-Off”). In connection with the Spin-Off, we paid an $11.5 billion cash dividend, pro rata, to each of the holders of our Class A Stock and Class B Stock as of the close of business on October 29, 2021 (the “Special Dividend”).
Our fiscal year is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. We refer to our fiscal year ending February 3, 2023 and fiscal years ended January 28, 2022 and January 29, 2021 as “fiscal 2023,” “fiscal 2022,” and “fiscal 2021,” respectively. Fiscal 2023 is a 53-week fiscal year, while fiscal 2022 and fiscal 2021 were each 52-week fiscal years.
Total revenue in fiscal 2022 increased 9% to $12.9 billion. Total revenue is comprised of license revenue of $3.1 billion, subscription and software-as-a-service (“SaaS”) revenue of $3.2 billion and services revenue of $6.5 billion. As customers shift from our on-premises offerings to our subscription and SaaS offerings, license revenue and software maintenance revenue may be lower and subject to greater fluctuation in the future, resulting from a higher proportion of our sales occurring through our subscription and SaaS offerings.
Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California and we have 111 offices worldwide.
Products and Technology Solutions
Our portfolio supports and addresses our customers’ key priorities, including modernizing their applications, managing multi-cloud environments, accelerating their cloud journey, modernizing the network using commodity hardware, embracing zero-trust security and empowering anywhere workspaces. We enable digital transformation of customers’ applications, infrastructure and operations for their constantly evolving business and employee needs.
Application Modernization
VMware Tanzu, a portfolio of products and services for modernizing applications and infrastructure, enables customers to deliver better software to production, continuously. The portfolio enables customers to build, run and manage modern applications on any cloud and simplifies the use of Kubernetes, an open-source platform for managing containers, in a multi-cloud environment. The modern or cloud-native applications allow businesses to bring new ideas to market faster and respond sooner to customer demands. Tanzu uses cloud native patterns to build applications with microservices and application programming interfaces and uses Kubernetes to simplify how these applications are deployed, observed and managed across on-premises, public clouds and edge environments. Tanzu includes technologies acquired as part of our Pivotal, Bitnami, Heptio and Wavefront acquisitions.
Key products within our Application Modernization portfolio include:
•Tanzu Application Platform—a modular, application-aware platform that provides a rich set of developer tooling and a prepared path to production to build and deploy software quickly and more securely on any compliant public cloud or on-premises Kubernetes cluster.

•Tanzu Operations Platform—a platform that simplifies operating Kubernetes for multi-cloud deployment by centralizing management and governance for clusters and teams across on-premises, public clouds and edge environments.
•Tanzu Application Service—a platform that allows enterprises to accelerate cloud-native software development with managed access to native cloud services and portability to run across any cloud.
•Tanzu Observability— an enterprise-grade monitoring and observability platform, with out-of-the-box integration with Tanzu, that Development and IT operations (“DevOps”) and Site Reliability Engineering teams use to troubleshoot and optimize the performance of their multi-cloud applications operating at massive, cloud-native scale.
•Tanzu Community Edition—a full-featured, easy-to-manage Kubernetes platform for learners and users. It is a freely available, community-supported, open-source distribution of VMware Tanzu that can be installed and configured in minutes on local workstations or any cloud.
•Tanzu Labs—a service that provides guidance and support to help customers modernize existing applications or build new, modern applications with agile development practices.
Cloud Management
Our cloud management products help customers manage multi-cloud environments running a range of workloads, including virtual machines and containers. VMware Cloud Management offerings optimize cloud usage and costs; automate the deployment, management and migration of applications and data; improve cloud security and compliance; and monitor application and cloud infrastructure.
Key products within our Cloud Management portfolio include:
•vRealize Cloud Management—offers cloud management products, available as a service or as an on-premises offering, that are integrated together, delivering consistent operations from the data centers to the cloud and to the edge, including:
•vRealize Automation—a modern infrastructure automation platform, enabling customers to accelerate their multi-cloud infrastructure transformations based on DevOps, open source and self-service automation.
•vRealize Operations—enables self-driving operations with unified application-to-infrastructure visibility, capacity and cost management, workloads optimization and configuration and compliance management to better optimize, plan and scale private-, hybrid- and multi-cloud environments.
•vRealize Log Insight—manages data at scale with centralized log management, deep operational visibility and intelligent analytics for troubleshooting and auditing across private-, hybrid- and multi-cloud environments.
•vRealize Network Insight—provides end-to-end network visibility to help customers monitor and build an optimized, highly available and more secure network infrastructure across clouds.
Our vRealize Cloud Universal combines SaaS and on-premises vRealize Cloud Management products into a single offering with a single license, providing customers with a consistent hybrid and multi-cloud management experience.
•vCloud Suite—an enterprise-grade cloud infrastructure and management solution combining vRealize Cloud Management with vSphere.
•CloudHealth by VMware Suite—available as a service offering, enables organizations to simplify financial management, streamline operations and strengthen security and compliance for public cloud and multi-cloud environments.
•CloudHealth —a robust multi-cloud management platform that helps organizations optimize and control spend and improve cross-organizational collaboration.
•CloudHealth Secure State —an intelligent multi-cloud security and compliance monitoring platform that helps organizations reduce risk and protect cloud resources.
Cloud Infrastructure
Our Cloud Infrastructure solutions include infrastructure products and services that enable customers to connect to multiple clouds and create a common operating environment, based on VMware Cloud Foundation, extending from on-premises data centers to the cloud and to the edge.

Key products within our Cloud Infrastructure portfolio include:
•vSphere—our flagship data center infrastructure offering, utilizes our hypervisor software, which resides between the operating system and system hardware, to provide the fundamental compute layer for customer environments, enabling virtualization. We continue to build on vSphere with VMware Tanzu solutions, which provide a simple way for vSphere customers around the world to get started with Kubernetes and to modernize their workloads running on vSphere. Additionally, we are partnering to deliver an AI-Ready Enterprise platform that combines vSphere with the NVIDIA AI Enterprise suite to enable customers to rapidly deploy, manage and scale AI in production with confidence.
•vSAN and VxRail—offer cost-effective, holistic data storage and protection options for all applications running on vSphere. These products are applicable to hyperconverged infrastructure as well as traditional infrastructure solutions and enable customers to deploy on a broad range of hardware solutions. Our vSAN offering creates simple, shared storage designed for virtual machines. VxRail is a hyperconverged infrastructure solution comprised of a fully integrated and pre-configured Dell EMC appliance powered by vSAN and vSphere software.
•VMware Cloud Foundation—a cloud platform that combines our vSphere, vSAN and NSX, or network virtualization, offerings with vRealize Cloud Management into an integrated stack that delivers developer-ready infrastructure for public and private clouds. VMware Cloud Foundation extends to multi-cloud through these main routes: VMware Cloud on AWS and VMware Cloud on Dell EMC offerings; hyperscaler public cloud services, including Azure VMware Solution, Google Cloud VMware Engine, IBM Cloud for VMware Solutions and Oracle Cloud VMware Solution; and VMware Cloud Verified Providers. Available from VMware and reseller partners, VMware Cloud Universal is a flexible subscription that simplifies the purchase and consumption of VMware multi-cloud infrastructure and management services across the data centers, public clouds or edge.
•VMware Cloud on AWS—an integrated hybrid cloud solution that extends on-premises vSphere environments to a VMware Software-Defined Data Center (“SDDC”) running on Amazon Elastic Compute Cloud (“Amazon EC2”). Jointly engineered by VMware and Amazon Web Services (“AWS”), this on-demand service enables IT teams to seamlessly extend, migrate and manage their cloud-based resources with familiar VMware tools, minimizing the difficulty of learning new skills or utilizing new tools. VMware Cloud on AWS integrates VMware’s flagship compute, storage and network virtualization products (vSphere, vSAN and NSX), along with vCenter Server management as well as robust disaster protection and optimizes them to run on dedicated, elastic, Amazon EC2 bare-metal infrastructure that is fully integrated with AWS Cloud. VMware, AWS and the AWS partner networks sell VMware Cloud on AWS, which is available in 20 global AWS regions, while VMware and our partner community deliver and support the service.
•VMware Cloud on other major hyperscalers—includes Azure VMware Solution, an infrastructure-as-a-service private cloud offering built on VMware Cloud Foundation that runs on dedicated bare-metal servers in Azure regions. It is a service sold and supported by Microsoft, backed and cloud verified by VMware. VMware Cloud on other major hyperscalers also includes Google Cloud VMware Engine, an integrated first-party offering that is built, sold and supported directly by Google Cloud and delivers a fully managed VMware Cloud Foundation stack along with VMware HCX for cloud migration in a dedicated environment on Google Cloud.
•VMware Cloud Providers—a key component of our strategic priority to support multi-cloud, this global ecosystem of more than 4,500 cloud providers in over 120 countries provides VMware-based cloud services. VMware Cloud Provider offerings are directed at traditional hosting partners, regional cloud providers and local and global managed service providers. VMware Cloud Providers give organizations the flexibility of running applications in virtual machines, in containers or both on their own private clouds inside their data center and on public clouds by providing multi-cloud managed services. IBM was our first cloud provider partner to offer VMware Cloud Foundation as-a-service, enabling their customers to leverage our technologies on IBM Cloud in their worldwide cloud data centers.
•VMware Cloud on Dell EMC—a fully managed on-premises, local cloud-as-a-service offering providing customers with a hybrid cloud experience that combines the simplicity and agility of the public cloud with the security and control of on-premises infrastructure.
Networking
We offer a complete portfolio of Layer 2-7 virtual networking and security solutions that deliver innovative software-based capabilities for switching, routing, firewalling, intrusion prevention and intrusion detection systems, network detection and response, load balancing, service mesh and SD-WAN for enterprise and Telco environments. These networking solutions enable customers to connect and protect all workloads running on bare metal, in containers, on virtual machines and across data centers, multi-cloud environments and the distributed edge. Adoption of VMware networking solutions is driven by customers who are replacing legacy, hardware-based network and security infrastructure, such as physical firewalls and load balancers and expensive dedicated wide-area network links.
Key products within our Networking portfolio include:
•VMware NSX—our network virtualization platform that abstracts physical networks to greatly simplify customers’ provisioning and consumption of networking and security resources. NSX can be layered into any environment, integrates with many automation, security and container solutions and is a foundational part of our key offerings, such as VMware Cloud Foundation.
•NSX Distributed and Gateway Firewalls—a zone firewall and a software-defined Layer 7 firewall that are purpose-built to help secure multi-cloud traffic across virtualized workloads. They provide stateful firewalling with intrusion detection and prevention, sandboxing, network traffic analysis and network detection and response to provide complete visibility into applications and workload flows with policy automation that are linked to workload lifecycles.
•NSX Network Detection and Response—an AI-based threat correlation and forensics engine, delivered as either standalone or integrated tightly within NSX, that helps network security and security operations teams efficiently detect malicious activity and block lateral movement of sophisticated threats.
•NSX Advanced Load Balancer (Avi)—provides consistent, multi-cloud load balancing, web application firewall and application insights across data centers and public clouds for virtual machines, container and bare-metal workloads.
•Tanzu Service Mesh—provides end-to-end operational visibility, control and security for distributed cloud-native applications, across end-users, applications and data, on any platform or cloud.
Our offerings also include VMware SASE, a cloud-native platform that converges cloud networking and cloud security into one holistic solution. Regardless of the location of users and applications, VMware SASE provides unified secure access from a single management platform. Organizations use VMware SASE to provide their users with more reliable, optimal and secure access to any application in on-premises, public cloud and edge environments. The VMware SASE platform includes VMware SD-WAN, which delivers high-performance, reliable and more secure access to cloud services, private data centers and SaaS-based enterprise applications for remote workers and branch locations; VMware Secure Access, a cloud-hosted solution that secures and optimizes corporate network and application access for remote and mobile users based on a Zero Trust Network Access framework; and VMware Cloud Web Security, a cloud-hosted service that protects users and infrastructure accessing SaaS and Internet applications from evolving threats, offers visibility into and control over internet and SaaS application usage and enables compliance with administered security access rights. These services can be sold individually or together for the full VMware SASE solution.
Security
Today’s modern, distributed enterprise requires security that is both built-in and built differently. We leverage the unique power of virtualization to put security everywhere, helping our customers to secure any cloud, any application and anywhere workspaces. VMware Carbon Black Cloud, a SaaS-delivered cloud native endpoint, workload and container protection platform, is at the center of the VMware security portfolio.
Key products within our Security portfolio include:
•Carbon Black Endpoint—consolidates multiple endpoint security capabilities using one lightweight agent and cloud console to ease analysis of complex attacks, simplify the automation of detection and response workflows and identify attackers’ changing behavior patterns to better detect, respond to and prevent emerging and continuing attacks. This endpoint protection platform includes next-generation antivirus, endpoint detection and response; managed detection, audit and remediation; and threat hunting and containment.
•Carbon Black Workload—delivers advanced protection purpose-built for better securing modern workloads, reducing the attack surface and strengthening security postures. The solution combines prioritized vulnerability reporting and foundational workload hardening with prevention, detection and response capabilities to protect workloads running in virtualized private and hybrid cloud environments. VMware Carbon Black Workload is also tightly integrated with vSphere to provide built-in security that alleviates installation and management overhead and consolidates the collection or telemetry for multiple workload security use cases.
•Carbon Black Container—enables enterprise-grade container security to reduce risk, enhance visibility, maintain compliance and simplify security for Kubernetes environments, from development to production. VMware Carbon Black Container empowers cross-functional teams to secure the complete lifecycle of Kubernetes applications, detect and fix vulnerabilities and misconfigurations before production deployment, meet compliance standards and achieve simple, secure multi-cloud and hybrid cloud Kubernetes environments at scale.

Anywhere Workspace
VMware Anywhere Workspace is a software solution that is designed to deliver secure and seamless experiences for distributed workforces while reducing costs and operational overhead for organizations. It combines the key elements of unified endpoint management (“UEM”), desktop and application virtualization, secure access service edge and endpoint security technologies to fully meet the needs of today’s distributed workforce. Specifically, VMware Anywhere Workspace brings together the benefits of our three innovative solutions: Workspace ONE, Carbon Black Cloud and VMware SASE.
As our End User Computing business drives VMware Anywhere Workspace forward, we continue to offer our digital workspace solution, Workspace ONE. Workspace ONE is a platform that more securely delivers and manages any application on any device by integrating multi-platform endpoint management, access control and application management. The platform brings the following offerings together with a common access control and analytics layer:
•Workspace ONE UEM—a solution built to manage and help secure mobile devices, laptops and other devices across all major operating systems from a single management console and includes a suite of productivity applications that enable customers to more effectively manage and secure both corporate and personal devices.
•Workspace ONE Access—a cloud service that enables customers to continuously track device state, user details and authentication context to determine user and device risk, allow or deny access and require multi-factor authentication or a remediation for access.
•Workspace ONE Intelligent Hub—a solution that empowers employees to more securely access corporate applications and resources “from hire to retire.” IT can grant single-sign-on access to any application from a unified catalog, send informational and actionable notifications and enable one-click contextual workflows with SaaS and backend applications on-the-go.
•Horizon—a platform that provides a streamlined approach to delivering, protecting and managing virtual desktops and applications from one digital workspace, while containing costs and allowing end users to work anytime, anywhere and across any device.
Through the continued expansion of our portfolio, customers can deliver virtual desktops and applications to users in many ways, from customer-managed solutions that run on any on-premises or VMware Cloud certified environments, including VMware Cloud on AWS, Google Cloud VMware Engine, IBM Cloud, Oracle Cloud VMware Solution, Azure VMware Solution and more, to a fully-managed Desktop as a Service solution delivered natively from Microsoft Azure.
Technology Alliances
We have more than 1,100 technology partners with whom we bring offerings to the marketplace and over 4,500 active cloud, hyperscaler and managed service provider partners. We classify our partners as follows:
Independent Hardware Vendors (“IHVs”)—we have established relationships with large system vendors, including Apple, Cisco, Fujitsu, Hitachi, HPE, IBM, Lenovo and Samsung, for certification and co-development and we continue to work closely with Dell, Intel, NVIDIA and other technology vendors to provide input on product development to enable them to deliver advancements that benefit multi-cloud and modern applications users. We coordinate with the leading technology platform vendors to ensure interoperability and enable our solutions to access their differentiated functionality.
Independent Software Vendors (“ISVs”)—we partner with leading systems management, infrastructure software and application software vendors, including healthcare, telecom, finance and retail leaders, to deliver value-added products that integrate with our products.
VMware Cloud Providers—we have established partnerships with over 4,500 active cloud, hyperscaler and managed service providers, including Microsoft, Google, Oracle, Lumen, IBM, AUCloud, OVH, Rackspace, NxtGen, Telefonica, TietoEvry and UKCloud, that support our multi-cloud strategy. These partners leverage our cloud technologies to host and deliver enterprise-class cloud services for enterprises to extend their data centers to external clouds, while preserving security, compliance and quality of service.
In addition to our base of active partnerships with cloud providers, we have a strategic alliance with AWS to build and deliver an integrated hybrid offering, VMware Cloud on AWS, that enables customers to run applications across vSphere-based private, public and multi-cloud environments.
Our Technology Alliance Partner (“TAP”) program facilitates collaborative solution creation and coordinated go-to-market activities for our ecosystem of more than 1,100 technology partners. Created exclusively for IHV and ISV partners, the TAP program gives technology partners the ability to test, integrate and package application software, infrastructure and hardware products with our products and services offerings—on premises or in the cloud.

Our ISVs and other alliance partners, developers and additional VMware community members continue to distribute software applications as virtual appliances. We invest significant capital in testing and certifications of infrastructure to rigorously ensure our software is compatible with major hardware and software products.
Research and Development
We have made, and expect to continue to make, significant investments in research and development (“R&D”). We have assembled an experienced group of developers with expertise within application modernization, cloud management, cloud infrastructure, networking, security, anywhere workspaces, software-as-a-service, open source and edge solutions. We also have strong ties to leading academic institutions around the world and we invest in joint research with academia.
We prioritize our product development efforts through a combination of engineering-driven innovation and customer- and market-driven feedback. Our R&D culture places a high value on innovation, quality and open collaboration with our partners. We currently participate in numerous standards groups and our employees hold a variety of leadership positions with standards organizations.
We continue to invest in our key growth areas while also investing in areas that we expect to be significant growth drivers in future periods.
Sales and Marketing
Our go-to-market efforts include a direct sales force, including a specialized sales force for our key growth offerings, and our channel and cloud partners.
We have well-established, ongoing business relationships with our distributors. Our distributors purchase software licenses and software support from us for resale to end-user customers via resellers. These resellers are part of VMware Partner Connect, a program which offers resellers pricing incentives, rebates, sales and product enablement through the VMware Partner Connect web portal and access to the worldwide network of VMware distributors. In addition, our channel partner network includes certain systems integrators and resellers trained and certified to deliver consulting services and solutions leveraging our products. Our channel network also includes partners that host our products and deliver them as-a-service to customers.
We generally do not have long-term contracts or minimum-purchase commitments with our distributors, resellers, system vendors and systems integrators and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours.
End users can purchase the full breadth of our subscription, SaaS, license and services portfolio through discrete purchases or through enterprise agreements (“EAs”), both of which provide access to a range of flexible purchasing programs. EAs are sold to our direct customers and through channel partners and can include our license, multi-year maintenance and support, subscription and SaaS offerings. EAs enable us to build long-term relationships with our customers as they commit to our virtual infrastructure solutions. Our sales cycle varies depending on numerous factors, including the size and complexity of the proposed offering and a customer’s infrastructure footprint.
In establishing list prices for our solutions, we take into account, among other numerous factors, the value our solutions deliver and the cost of alternative virtualization, end-user computing, hardware and security solutions.
Our marketing efforts focus on communicating the benefits of our solutions and educating our customers and users, distributors, resellers, system vendors, systems integrators, the media and analysts about the advantages of our innovative offerings. We raise awareness of our company and brands, market our products and generate sales leads through VMware and industry events, public relations efforts, marketing materials, advertising, direct marketing, social media initiatives, free downloads and trials and our website. We have invested in multiple online communities that enable customers and partners to share and discuss sales and development resources, best practices implementation and industry trends among other topics. Our annual user conferences, VMworld, vForum and SpringOne are global events. We also offer management presentations, seminars and webinars on our solutions and services. We believe the combination of these activities strengthens our brand and enhances our leadership in the industries in which we compete.
On November 1, 2021, in connection with the Spin-Off, we and Dell entered into the Commercial Framework Agreement to provide a framework under which we and Dell will continue our strategic commercial relationship, particularly with respect to projects mutually agreed by the parties as having the potential to accelerate the growth of an industry, product, service or platform that may provide the parties with a strategic market opportunity. The Commercial Framework Agreement has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions. Bookings through Dell sales channels in aggregate comprise the largest route-to-market for our sales.

We also have strategic partnerships with AWS, Google, IBM and Microsoft to jointly provide the expertise, solutions and go-to-market capabilities to help our customers efficiently and more securely extend their proven software-defined solutions into public clouds, utilizing the tools and processes with which our customers are already familiar.
Our business and the sales of our products and services are subject to seasonality. For example, our fourth quarter revenue is affected by a number of seasonal factors, including year-end spending trends, that impact the timing of renewals of our EAs and support and maintenance contracts.
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
As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% is expected to be recognized as revenue over the next twelve months and the remainder thereafter.
As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% was expected to be recognized as revenue during fiscal 2022 and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS and services. As of January 28, 2022, our total backlog was $88 million and our backlog related to licenses was $14 million. For our backlog related to licenses, we generally expect to deliver and recognize revenue during the following quarter. Backlog totaling $36 million as of January 28, 2022 was excluded from the remaining performance obligations because such contracts are subject to cancellation until the performance obligation is fulfilled.
As of January 29, 2021, our total backlog was $93 million and our backlog related to licenses was $23 million. Backlog totaling $18 million as of January 29, 2021 was excluded from the remaining performance obligations because such contracts were subject to cancellation until the performance obligation is fulfilled.
The amount and composition of backlog will fluctuate period to period and backlog is managed based upon multiple considerations, including product and geography. We do not believe that the amount of backlog is indicative of future sales or revenue or that the mix of backlog at the end of any given period correlates with actual sales performance of a particular geography or particular products or services.
Customers
Our product offerings allow customers to manage IT resources across private clouds and complex multi-cloud, multi-device environments. Customer deployments range in size from a single virtualized server for small businesses to thousands of virtual machines and managed devices for our largest enterprise customers.
During fiscal 2022, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 38% of our consolidated revenue. These purchases included Dell selling joint solutions as an OEM, which accounted for 13% of total revenue from Dell, or 5% of our consolidated revenue. The remaining revenue from Dell consisted of Dell acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provided financing to our end users at our end users’ discretion.
Other than Dell, none of our distributors accounted for more than 10% of our consolidated revenue during fiscal 2022. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days’ prior written notice to the other party and neither party has any obligation to purchase or sell any products under the agreement.
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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based multi-cloud offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads and may also shift some of their existing workloads, off-premises. A significant percentage of new application development is happening in the public cloud, with providers such as AWS, Microsoft Azure (“Azure”) or Google Cloud, or in a distributed fashion and these new applications are often deployed on public cloud or multi-cloud infrastructure. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based multi-cloud offerings, such as those offered by Datadog in monitoring and IT telemetry and ServiceNow in the automation space. If we fail to address evolving customer priorities or requirements, the demand for VMware’s products and services may decline and we could experience slower than expected or no growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers, which are increasingly integrated with on-premises solutions. In fiscal 2018, we entered into a strategic alliance with AWS to deliver a vSphere-based cloud service, VMware Cloud on AWS, running in AWS data centers available in certain geographies and, in fiscal 2019, we extended our collaboration with AWS to include AWS Outposts. In fiscal 2020, we also announced partnerships with Microsoft (Azure VMware Solution by CloudSimple), Google (Google Cloud VMware Solution by CloudSimple) and Oracle (Oracle Cloud VMware Solution) under the framework of our VCPP that enable customers to run native VMware-based workloads on each of Azure, Google Cloud and Oracle Cloud. Our partnerships with AWS and other public cloud providers may be seen as competitive with each other and with other VCPP partners, while some partners may elect to include solutions such as VMware Cloud on AWS as part of their managed services provider offerings. In addition, many of these public cloud providers are delivering hybrid cloud hardware solutions with their distributed cloud management. For example, many public cloud infrastructure providers have also entered into strategic partnerships with mobile telecommunications network providers to jointly embed distributed cloud infrastructure and management tools into 5G mobile networks. To the extent customers and partners, including service providers, choose to operate native cloud environments (or similar non-VMware environments, such as Azure Stack or AWS Wavelength) in their data centers in lieu of purchasing VMware’s on-premises and hybrid and multi-cloud products, our operating results could be materially adversely affected.
Providers of application modernization and open source developer platform services. Many public cloud infrastructure and multi-cloud SaaS competitors also offer standalone or embedded application development, or Platform-as-a-Service (“PaaS”), services. In the case of AWS, Azure and Google Cloud, these PaaS services are often bundled with consumption-based IaaS offerings. These IaaS providers and other developer solution partners, such as Red Hat, a subsidiary of IBM, and HashiCorp, offer tools and services based on containers and DevSecOps (or development security and operations) practices. Open source technologies for containerization and cloud platforms, such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack, and other open source software-based products, solutions and services may reduce the demand for our solutions, put pricing pressure on our offerings and enable competing vendors to leverage open source technologies to compete directly with us. New platform technologies and standards based on open source software are consistently being developed and can gain popularity quickly. Improvements in open source software could cause customers to replace software purchased from us with open source software. In step with these trends, we deliver a comprehensive container, Kubernetes and Cloud Native Application technologies portfolio with VMware Tanzu and have increased our level of commitment to open source projects and communities, such as the Cloud Native Computing Foundation, that are designed to increase the rate at which customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition. As we continue to invest in these areas, we will experience increasing competitive overlap with other cloud native vendors, such as Red Hat, and the large providers of public cloud infrastructure. Such competitive pressure or the availability of new open source software may cause us to experience reduced sales, increased pricing pressure, increased sales and marketing expenses and reduced operating margins, any one of which may adversely affect our operating results.
Providers of enterprise security offerings. With our acquisition of Carbon Black Inc. (“Carbon Black”) in 2019, we launched a new set of enterprise security solutions that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new solutions. Competitors in the end point security space range from established solution providers such as Microsoft and Trend Micro to next-generation endpoint security providers such as CrowdStrike and SentinelOne. While we believe that the intrinsic security elements in our existing offerings coupled with our Carbon Black endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain. Additionally, new trends, such as Extended Threat Detection (XDR), Secure Access Service Edge (SASE) and Zero Trust Network Access, represent the coalescence of formerly distinct markets, such as identity management, secure web gateway, SD-WAN, network firewall and cloud access security brokers. These new trends may bring existing partners, such as Fortinet, Zscaler and Okta into a more competitive position with our Carbon Black, VeloCloud and other distributed network security offerings. If we are unable to successfully adapt our product and service offerings to meet these opportunities and rapidly evolving trends our operating results could be adversely affected.
Large, diversified enterprise software and hardware companies. These competitors supply a wide variety of products and services to, and have well-established relationships with, our current and prospective end users. For example, small- to medium-sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products and services less attractive or more expensive to our end users. For example, in 2019, Microsoft modified its on-premises licensing terms to require end users who wish to deploy Microsoft software on certain dedicated hosted cloud services other than Microsoft’s Azure cloud service, including VMware Cloud on AWS, to purchase additional rights from Microsoft. Other competitors have limited or denied support for their applications running in VMware virtualization environments. In addition, these competitors could integrate competitive capabilities into their existing products and services and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, Microsoft offers its own server, network and storage virtualization software packaged with its Windows Server product as well as built-in virtualization in the client version of Windows and Cisco includes network virtualization technology in many of its data center networking platforms. As a result, existing and prospective VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required.
Other industry alliances. Many of our competitors have entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. We expect these trends to continue as companies attempt to strengthen or maintain their positions in the evolving virtualization infrastructure and enterprise IT solutions industry. For example, CrowdStrike has formed the CrowdXDR Alliance, an initiative competitive with VMware security offerings that includes VMware partners such as Zscaler and Google Cloud. These alliances may result in more compelling product and service offerings than those we offer.
Our partners and members of our developer and technology partner ecosystem. We face competition from our partners. For example, third parties currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors. Additionally, as formerly distinct sectors of enterprise IT such as software-based virtualization and hardware-based server, networking and storage solutions converge, we also increasingly compete with companies who are members of our developer and technology partner ecosystem. For example, in 2019, one of our important partners and customers, IBM, acquired Red Hat, one of our competitors in the cloud native applications space. Consequently, when such convergences occur, we may find it more difficult to continue to collaborate productively on other projects with these partners, and the advantages we derive from our ecosystem could diminish.
These various forms of competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins and could also prevent our new products and services from gaining market acceptance, thereby harming our ability to increase, or causing us to lose, market share.
Intellectual Property
As of January 28, 2022, over 5,000 patents of varying duration issued by the U.S. Patent and Trademark Office have been granted or assigned to us. We also have been granted or assigned patents from other countries. These patents cover various aspects of our server virtualization and other technologies. We also have numerous pending U.S. provisional and non-provisional patent applications, and numerous pending foreign and international patent applications, that cover other aspects of our virtualization and other technologies.
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
Environmental, Social and Governance (“ESG”)
At VMware, we believe technology can have a positive impact on society and the planet. In December 2020, we announced our 2030 Agenda, which represents our ESG strategy focused on three business outcomes: Sustainability, Equity and Trust. Our 2030 Agenda is designed for the benefit of all VMware stakeholders: shareholders, customers, employees, partners, suppliers and communities.
•Sustainability: We are committed to decarbonization for our customers, supply chain and operations through our focus on: net-zero emissions, radical efficiency, zero-carbon clouds, energy resilience for an “anywhere” workforce and investing in innovation.
•Equity: We are committed to building a future that is accessible, inclusive and just for all through our focus on: distributed workforce technology; human capital development; diversity, equity and inclusion; product accessibility; nonprofit digital transformation; and digital skills.
•Trust: We are committed to building and protecting trust with all stakeholders—our customers, partners, stockholders, people and communities through our focus on: security, privacy-by-design, digital ethics and transparent business practices.
To promote long-term stakeholder value creation, we created an ESG governance structure comprised of internal leadership and members of our executive staff to guide strategy, measure performance and engage with our Board of Directors to review ESG matters. The Nominating, Governance and Related Persons Transactions Committee of our Board of Directors meets with our ESG leadership team on a regular cadence throughout the year to review ESG objectives and their integration into VMware’s strategic objectives and to monitor progress against the goals set in our 2030 Agenda.
Environmental Sustainability
We are committed to creating products and services that support our customers in reducing the environmental impact of their digital infrastructure. In fiscal 2022, we launched VMware Zero Carbon Committed where we help connect customers who are looking for low-carbon solutions with a VMware Cloud Provider partner who can help customers achieve their sustainability goals. This zero-carbon cloud initiative is possible through renewable energy-powered operations and energy-efficient data centers and helps customers reduce the environmental impact of their digital infrastructure.
VMware is committed to achieving net zero carbon emissions for our operations and supply chain by 2030 as part of our ESG strategy. Our net zero goal builds on validated science-based targets as well as our achievements of continuing to operate as a certified CarbonNeutral company in accordance with the CarbonNeutral Protocol and procuring 100% renewable energy for our operations, in accordance with RE100’s technical guidance. In fiscal 2022, we launched our Responsible Sourcing program to drive sustainability, diversity and accessibility across our supply chain.
During fiscal 2022, we continued to utilize concepts from the Financial Stability Board’s Taskforce for Climate-Related Financial Disclosures (“TCFD”) framework and expanded our climate change risk assessment to model multiple climate change scenarios and their potential impacts on our global operations. We will use the risk assessment process to inform future risk mitigation strategies. In addition to TCFD, VMware’s ESG self-assessments and goals are informed by ESG frameworks including Sustainability Accounting Standards Board, Global Reporting Initiative and the United Nations’ Global Compact.
Our commitment to ESG was recognized for the second consecutive year by being included in the Dow Jones Sustainability Indices. More details on our ESG programs, goals and commitments can be found in our annual ESG Report on our website. Information on our website is not deemed to be incorporated by reference into this filing on Form 10-K.
Human Capital
General Demographics
As of January 28, 2022, we employed approximately 37,500 employees located in 60 countries, approximately 15,700 of which work in the U.S.

We use contractors from time to time for temporary assignments and in locations in which we do not currently have operating subsidiaries or branches. In the event that these contractor resources were not available, we do not believe that this would have a material adverse effect on our operations. None of our employees are represented by labor unions and we consider current employee relations to be good.
Wellbeing and Culture
The VMware culture is based on a set of shared values best expressed through the acronym EPIC2: Execution, Passion, Integrity, Customers and Community. Each year, we honor extraordinary employees through our EPIC2 Achievement Awards program. Individuals are recognized for their ability to regularly go above and beyond the Company’s high standards. We have quarterly EPIC2 days off and an EPIC2 shutdown at the end of the year, which enable our people to focus on their wellbeing and rejuvenate.
During fiscal 2022, we continued our programs initiated in response to the COVID-19 pandemic in order to address the safety of our employees while continuing to support the business continuity needs of our customers and partners. We have enabled employees to choose to work in the office or remotely consistent with local health regulations and operational requirements. We have continued to implement flexible work and customer outreach experiences that allow our teams to remain connected with each other and with our customers while maintaining and enhancing productivity, operational excellence and innovation. We continued additional benefits to employees including a wellbeing allowance, home equipment allowance for all new employees, coverage of COVID-19 testing and treatment, as well as additional personal paid time off days.
Future of Work
During fiscal 2022, we continued to build and expand a dynamic, global workforce of the future that empowers our people to work from any location, consistent with business requirements, that accelerates their productivity to deliver innovative solutions and operational excellence for our customers worldwide. We believe our approach to employee choice and flexibility is enabling the Company to successfully compete to hire and retain skilled and talented team members from many new locations globally and contribute to meeting our diversity, equity and inclusion goals. As our employees demonstrated throughout the pandemic, work location does not dictate success. The choice and flexibility that form the cornerstones of this new distributed workforce model mirror the choice and flexibility we provide to our customers when choosing their digital infrastructure.
Diversity, Equity and Inclusion (“DEI”)
DEI is a business priority at VMware. Our DEI initiative, VMinclusion, is a business-led effort to attract, develop and retain the multinational, multicultural talent critical to our globally connected business. We are committed to creating a flexible, inclusive environment where everyone is respected and has equal opportunity to succeed. Specifically, we are focused on driving a culture that is inclusive of all forms of diversity: from demographic factors such as race, ethnicity, national origin, gender identity, sexual orientation, disability, veteran status to other critical factors such as function, office location, personality, age and life experience. During fiscal 2022, all Senior Directors and above were assigned responsibility for achievement of company-wide DEI goals tied to bonus compensation. We are continuing to expand our programs and monitor the impact of our practices on the hiring and retention of talent from underrepresented communities including women, people with disabilities, veterans and those that self-identify as being part of LGBTQ+ communities.
We have been recognized for our achievements including Forbes 2021 The Best Employers for Diversity, Forbes 2021 The Best Employers for Women and the 2022 Human Rights Campaign Foundation Best Places to Work for LGBTQ Equality as well as 2021 DEI Best Places to Work for Disability Inclusion.
As of the end of fiscal 2022, women represented 29% of our global employees and underrepresented minorities represented 12% of our U.S. employees.
We are committed to equitable compensation. We know that leveraging the power of human difference starts with equal pay for equal work. We continually analyze compensation globally, accounting for multiple factors that influence pay such as job, grade, tenure, time in job, geographic location and performance. Our most recent data analysis as of October 2021 shows that at VMware, women, in the aggregate, adjusting for the factors identified above, earn 99% of their male counterparts' target cash compensation globally and underrepresented minorities earn 100% of their white counterparts in the U.S.
Compensation and Benefits
We tailor our compensation programs including base pay strategy, variable compensation programs and health, wellbeing and retirement programs to meet the needs of our employees. Equity awards are a key compensation component that enables us to recruit and retain top talent. The Compensation Committee of our Board of Directors oversees the utilization of stock-based compensation to appropriately balance competitive needs against the dilutive impact on our stockholders. These components of total compensation are part of a broader framework of employee recognition, as well as our strategy to reinforce VMware’s culture and to attract, develop and retain a talented and diverse workforce.
Available Information
Our website is located at vmware.com and our investor relations website is located at ir.vmware.com. Our goal is to maintain the investor relations website as a portal through which investors can easily find or navigate to pertinent information about us, all of which is made available free of charge, including:
•our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”);
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
The information found on our website is not part of, and is not incorporated by reference into, this or any other report we file with, or furnish to, the SEC. The SEC also maintains a website at sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers and their ages as of March 15, 2022, are as follows:

Name	Age	Position(s)
Rangarajan (Raghu) Raghuram	59	Chief Executive Officer
Zane Rowe	51	Chief Financial Officer and Executive Vice President
Sumit Dhawan	47	President
Jean-Pierre Brulard	63	Executive Vice President, Worldwide Sales
Amy Fliegelman Olli	58	Executive Vice President, General Counsel and Secretary
Rangarajan (Raghu) Raghuram has served as VMware's Chief Executive Officer and a director of VMware since June 2021. Prior to that Mr. Raghuram served as VMware’s Chief Operating Officer, Products and Cloud Services since October 2016, guiding VMware’s cloud and SaaS transformation efforts. Prior to that he served as Executive Vice President, Software-Defined Data Center division from February 2014 to October 2016 and Executive Vice President, Cloud Infrastructure and Management from April 2012 to February 2014. Mr. Raghuram joined VMware in 2003 and has held multiple product management and marketing roles. Mr. Raghuram served as Senior Vice President and General Manager, Cloud Infrastructure and Management, Virtualization and Cloud Platforms and Enterprise Products, from December 2009 through March 2012. Mr. Raghuram previously served as Vice President of VMware's Server business unit and of Product and Solutions Marketing through December 2009. Prior to VMware, Mr. Raghuram held product management and marketing roles at Netscape Communications Corporation and Bang Networks, Inc.
Zane Rowe has served as VMware’s Chief Financial Officer and Executive Vice President since March 2016. Mr. Rowe also served as VMware’s interim Chief Executive Officer from February 2021 through May 2021. Prior to joining VMware, he was EMC’s Executive Vice President and Chief Financial Officer from October 2014 until February 2016. Prior to joining

EMC, Mr. Rowe was Vice President of North American Sales of Apple Inc., a technology company that designs, develops and sells consumer electronics, computer software, online services and personal computers, from May 2012 until May 2014. He was Executive Vice President and Chief Financial Officer of United Continental Holdings, Inc., an airline holdings company, from October 2010 until April 2012 and was Executive Vice President and Chief Financial Officer of Continental Airlines from August 2008 to September 2010. Mr. Rowe joined Continental Airlines in 1993. Mr. Rowe currently serves on the board of Sabre Corporation.
Sumit Dhawan has served as VMware’s President since June 2021. Prior to that Mr. Dhawan served as VMware’s Chief Customer Experience Officer since February 2020. From May 2018 until February 2020, Mr. Dhawan served as CEO of Instart (formerly Instart Logic), a multinational cloud company focused on web and mobile application delivery, customer experience and security for enterprise customers. Mr. Dhawan initially joined VMware in 2013 and served in various roles with VMware’ End User Computing group, including as Senior Vice President and General Manager of VMware’s End User Computing group from November 2016 through May 2018.
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
Operation of Business and Strategic Risks
A significant decrease in demand for our data center virtualization products would adversely affect our operating results.
A significant portion of our revenue is derived, and will for the foreseeable future continue to be derived, from our data center virtualization products. As more businesses achieve high levels of virtualization in their data centers, the market for our vSphere product continues to mature. Additionally, as businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and are increasingly shifting some of their existing and many of their new workloads to public cloud providers, thereby limiting growth and potentially reducing the market for on-premises deployments of vSphere. Although sales of vSphere have declined as a portion of our overall business and we expect this trend to continue, vSphere remains key to our future growth as it serves as the foundation for our newer SDDC, network virtualization and our newer subscription and SaaS offerings. Although we have launched, and are continuing to develop, products to extend our vSphere-based SDDC offerings to the public cloud, due to our product concentration, a significant decrease in demand for our server virtualization products would adversely affect our operating results.
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

Additionally, our subscription and SaaS offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services and our initiatives to extend our virtualization and container platforms into the public cloud rely upon the ability of our public cloud and VCPP partners to maintain continuous service availability and protect customer data on their services. Although we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to their contractual obligations. The failure of a third-party provider to prevent service disruptions (including as a result of climate change), data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur, and contractual provisions with our third-party providers and public cloud partners may limit our recourse against the third-party provider or public cloud partner responsible for such failure. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our subscription and SaaS offerings would be impaired.
Our success depends upon our ability to adapt our business and pricing models to a subscription and SaaS model appropriately.
We continue to transition our portfolio from a perpetual license model to subscription and SaaS offerings. During this transition, we will recognize less revenue up front than we would otherwise recognize as part of the multi-year license contracts through which we typically sell our established offerings. Additionally, in order to provide customers flexibility, we offer one- and three-year term licenses for certain portions of our perpetual portfolio, which have certain characteristics that are similar to subscription products but are accounted for as License and Services revenue. Our transition to these term licenses and subscription and SaaS offerings involve various risks that may negatively affect our operating results, including:
•We may fail to set pricing for subscription and SaaS offerings at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably.
•We may fail to accurately predict subscription renewal rates or their impact on operating results, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results.
•As customers transition to our subscription and SaaS products and services, our revenue and license revenue growth rate may be adversely impacted during the period of transition when we recognize less revenue up front than we would otherwise recognize as part of the multi-year license contracts. For example, effective with the fourth quarter of fiscal 2020, we commenced reporting revenue from our subscription and SaaS as a separate revenue line item, breaking out components that had previously been included in our license revenue and services revenue and prior period amounts were reclassified to conform with this presentation. As a result, the rate of growth in our license revenue, which was previously viewed as a leading indicator of our business performance, as well as our software maintenance revenue and deferred revenue were negatively impacted. At the same time, growth in subscription and SaaS revenue may not appear as robust because such revenue is recognized ratably over time as customers consume our subscription-based products.
•The transition from selling support and maintenance with perpetual licenses to selling subscription and SaaS offerings may negatively affect our profitability, as the cost associated with software maintenance renewals is generally lower than the cost associated with selling new subscription and SaaS offerings.
•Term licenses are sold with shorter support and maintenance terms than perpetual licenses are, and customers may not renew such licenses at the end of their term or transition to subscription and SaaS offerings.
•As we offer more services that depend on converting users of free services to users of premium services and purchasers of our on-premises products to our SaaS offerings, our ability to maintain or improve and to predict conversion rates will become more important.
We face intense competition that could adversely affect our operating results.
The application platform, multi-cloud, digital workspace, networking and security product areas are interrelated and rapidly evolving, and we face intense competition across all the markets for our products and services. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Additionally, the adoption of public and distributed cloud, micro-services, containers, and open source technologies has the potential to erode our profitability.
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based multi-cloud offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads, and may also shift some of their existing workloads, off-premises. A significant percentage of new application development is happening in the public cloud, with providers such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”) or Google Cloud, or in a distributed fashion, and these new applications are often deployed on public cloud or multi-cloud infrastructure. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based multi-cloud offerings, such as those offered by Datadog in monitoring and IT telemetry and ServiceNow in the automation space. If we fail to address evolving customer priorities or requirements, the demand for VMware’s products and services may decline, and we could experience slower than expected or no growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers, which are increasingly integrated with on-premises solutions. In fiscal 2018, we entered into a strategic alliance with AWS to deliver a vSphere-based cloud service, VMware Cloud on AWS, running in AWS data centers available in certain geographies, and, in fiscal 2019, we extended our collaboration with AWS to include AWS Outposts. In fiscal 2020, we also announced partnerships with Microsoft (Azure VMware Solution by CloudSimple), Google (Google Cloud VMware Solution by CloudSimple), and Oracle (Oracle Cloud VMware Solution) under the framework of our VCPP that enable customers to run native VMware-based workloads on each of Azure, Google Cloud, and Oracle Cloud. Our partnerships with AWS and other public cloud providers may be seen as competitive with each other and with other VCPP partners, while some partners may elect to include solutions such as VMware Cloud on AWS as part of their managed services provider offerings. In addition, many of these public cloud providers are delivering hybrid cloud hardware solutions with their distributed cloud management. For example, many public cloud infrastructure providers have also entered into strategic partnerships with mobile telecommunications network providers to jointly embed distributed cloud infrastructure and management tools into 5G mobile networks. To the extent customers and partners, including service providers, choose to operate native cloud environments (or similar non-VMware environments, such as Azure Stack or AWS Wavelength) in their data centers in lieu of purchasing VMware’s on-premises and hybrid and multi-cloud products, our operating results could be materially adversely affected.
Providers of application modernization and open source developer platform services. Many public cloud infrastructure and multi-cloud SaaS competitors also offer standalone or embedded application development, or Platform-as-a-Service (“PaaS”), services. In the case of AWS, Azure and Google Cloud, these PaaS services are often bundled with consumption-based IaaS offerings. These IaaS providers and other developer solution partners, such as Red Hat, a subsidiary of IBM, and HashiCorp, offer tools and services based on containers and DevSecOps (or development security and operations) practices. Open source technologies for containerization and cloud platforms, such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack, and other open source software-based products, solutions and services may reduce the demand for our solutions, put pricing pressure on our offerings and enable competing vendors to leverage open source technologies to compete directly with us. New platform technologies and standards based on open source software are consistently being developed and can gain popularity quickly. Improvements in open source software could cause customers to replace software purchased from us with open source software. In step with these trends, we deliver a comprehensive container, Kubernetes and Cloud Native Application technologies portfolio with VMware Tanzu and have increased our level of commitment to open source projects and communities, such as the Cloud Native Computing Foundation, that are designed to increase the rate at which customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition. As we continue to invest in these areas, we will experience increasing competitive overlap with other cloud native vendors, such as Red Hat, and the large providers of public cloud infrastructure. Such competitive pressure or the availability of new open source software may cause us to experience reduced sales, increased pricing pressure, increased sales and marketing expenses and reduced operating margins, any one of which may adversely affect our operating results.
Providers of enterprise security offerings. With our acquisition of Carbon Black Inc. (“Carbon Black”) in 2019, we launched a new set of enterprise security solutions that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new solutions. Competitors in the end point security space range from established solution providers such as Microsoft and Trend Micro to next-generation endpoint security providers such as CrowdStrike and SentinelOne. While we believe that the intrinsic security elements in our existing offerings coupled with our Carbon Black endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain. Additionally, new trends, such as Extended Threat Detection (XDR), Secure Access Service Edge (SASE) and Zero Trust Network Access, represent the coalescence of formerly distinct markets, such as identity management, secure web gateway, SD-WAN, network firewall and cloud access security brokers. These new trends may bring existing partners, such as Fortinet, Zscaler and Okta into a more competitive position with our Carbon Black, VeloCloud and other distributed network security offerings. If we are unable to successfully adapt our product and service offerings to meet these opportunities and rapidly evolving trends our operating results could be adversely affected.

Large, diversified enterprise software and hardware companies. These competitors supply a wide variety of products and services to, and have well-established relationships with, our current and prospective end users. For example, small- to medium-sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products. Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products and services less attractive or more expensive to our end users. For example, in 2019, Microsoft modified its on-premises licensing terms to require end users who wish to deploy Microsoft software on certain dedicated hosted cloud services other than Microsoft’s Azure cloud service, including VMware Cloud on AWS, to purchase additional rights from Microsoft. Other competitors have limited or denied support for their applications running in VMware virtualization environments. In addition, these competitors could integrate competitive capabilities into their existing products and services and make them available without additional charge. For example, Oracle provides free server virtualization software intended to support Oracle and non-Oracle applications, Microsoft offers its own server, network and storage virtualization software packaged with its Windows Server product as well as built-in virtualization in the client version of Windows and Cisco includes network virtualization technology in many of its data center networking platforms. As a result, existing and prospective VMware customers may elect to use products that are perceived to be “free” or “very low cost” instead of purchasing VMware products and services for certain applications where they do not believe that more advanced and robust capabilities are required.
Other industry alliances. Many of our competitors have entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. We expect these trends to continue as companies attempt to strengthen or maintain their positions in the evolving virtualization infrastructure and enterprise IT solutions industry. For example, CrowdStrike has formed the CrowdXDR Alliance, an initiative competitive with VMware security offerings that includes VMware partners such as Zscaler and Google Cloud. These alliances may result in more compelling product and service offerings than those we offer.
Our partners and members of our developer and technology partner ecosystem. We face competition from our partners. For example, third parties currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors. Additionally, as formerly distinct sectors of enterprise IT such as software-based virtualization and hardware-based server, networking and storage solutions converge, we also increasingly compete with companies who are members of our developer and technology partner ecosystem. For example, in 2019, one of our important partners and customers, IBM, acquired Red Hat, one of our competitors in the cloud native applications space. Consequently, when such convergences occur, we may find it more difficult to continue to collaborate productively on other projects with these partners, and the advantages we derive from our ecosystem could diminish.
These various forms of competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could also prevent our new products and services from gaining market acceptance, thereby harming our ability to increase, or causing us to lose, market share.
Our commercial relationship with Dell could adversely impact our business, stock price, market share and ability to build and maintain other strategic relationships.
Our commercial relationship with Dell is significant and complex. During the time in which we were a majority-owned subsidiary of Dell, the portion of our sales that were realized through the Dell sales channel grew more rapidly than our sales through non-Dell resellers and distributors. As a standalone company following the Spin-Off, we continue to transact a significant amount of business with Dell pursuant to the commercial framework agreement between us and Dell that became effective upon the Spin-Off, which involves various risks such as:
Reliance on our relationship with Dell. During the year ended January 28, 2022, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 38% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller and purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provides financing to our end users and channel partners at our end users’ and channel partners’ discretion. Our reliance on the Dell sales channel could negatively impact our ability to negotiate favorable go-to-market arrangements with Dell and our relationships with other channel partners.
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

Overlaps in areas in which we and Dell compete. We and Dell compete across the IT infrastructure industry providing products and services that overlap in various areas, including software-based storage, management, hyperconverged infrastructure and cloud computing. Dell competes with us in these areas now and may compete with us in new areas and engage in increased competition with us in the future. Some of our products compete directly with products sold or distributed by Dell, which could result in declines in VMware sales. Additionally, this competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could also prevent our new products and services from gaining market acceptance, thereby harming our ability to increase, or causing us to lose, market share.
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
We believe that our commercial relationship with Dell provides us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of Dell for the benefit of our customers and stockholders while enabling us to compete more effectively with our larger competitors. However, such transactions may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Negotiating and implementing these arrangements can be time consuming and cause delays in the introduction of joint product and service offerings and disruptions to VMware’s business. Additionally, though we, as a standalone company, now have more flexibility in our strategic partnerships with cloud and on-premises infrastructure companies, for example, such companies may not choose to partner with us to the full extent or at all due to our historical and on-going commercial relationship with Dell. As a result, we may be unable to capitalize, either strategically or commercially, on our new flexibility, and our business, stock price, market share and relationships may suffer.
Our success depends increasingly on customer acceptance of our newer products and services.
Our products and services are primarily based on data center virtualization, application modernization and related multi-cloud technologies used to manage distributed computing architectures, which form the foundation for multi-cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of VMware vSphere (“vSphere”) has declined. We are increasingly directing our product development and marketing and sales efforts toward products and services that enable businesses to modernize applications and efficiently implement their multi-cloud services. We have also been introducing SaaS versions of our on-premises products, including vRealize Cloud Universal, and investing in a range of SaaS and cloud-native technologies and products, including through acquisitions such as CloudHealth Technologies, Inc., Carbon Black and Pivotal Software, Inc. (“Pivotal”). These cloud and SaaS initiatives present new and difficult technological, operational and compliance challenges, and significant investments continue to be required to develop or acquire solutions to address those challenges. Our success depends on our current and future customers perceiving technological and operational benefits and cost savings associated with adopting our multi-cloud and application platform solutions. As the market for our data center virtualization products continues to mature, and the scale of our business continues to increase, our rate of revenue growth increasingly depends upon the success of our newer product and service offerings. To the extent that adoption rates for our newer products and services are not sufficient to offset declines in revenue growth for our established server virtualization offerings, our overall revenue growth rates may slow materially or our revenue may decline substantially. Additionally, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
Competition for our highly skilled employees is intense and costly, and our business and growth prospects may suffer if we cannot attract and retain them.
We must continue to attract and retain highly qualified personnel, particularly software and cloud engineers and sales and customer experience personnel, for which competition, particularly against companies with greater resources, startups and emerging growth companies is intense. Research and development personnel are also aggressively recruited by startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product and service development. This competitive situation has become exacerbated by the increase in employee resignations currently taking place throughout the U.S., in part as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and, if we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could suffer.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 24% of our total revenue during the year ended January 28, 2022. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.
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
Sales via our various route-to-market relationships with Dell accounted for 38% of our consolidated revenue during the year ended January 28, 2022 and transactions where Dell acted as an original equipment manufacturer (“OEM”) accounted for 13% of the revenue from Dell, or 5% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Although we and Dell entered into a commercial agreement effective upon the Spin-Off that is intended to preserve and enhance our strategic partnership, as a standalone company, our relationship with Dell is fundamentally different from the relationship that we had with Dell when we were its majority-owned subsidiary. Following the Spin-Off, Dell no longer consolidates VMware’s revenues, and Dell may not be sufficiently incentivized to drive VMware business through our various route-to-market relationships. If sales through Dell decline and VMware is unable to shift business to suitable alternative channel partners, our business and operating results will be negatively affected. Additionally, any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Other than Dell, none of our distributors accounted for 10% or more of our consolidated revenue during the year ended January 28, 2022. Although we believe that we have in place, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
A significant portion of our employees, customers, channel partners and third-party providers whom we rely upon to help deliver our subscription and SaaS services are located outside the U.S. Our international activities account for a substantial portion of our revenue and profits, and our investment portfolio includes investments in non-U.S. financial instruments and holdings in non-U.S. financial institutions. In addition to the risks described elsewhere in these risk factors, our international operations subject us to a variety of risks, including:
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
•regional impacts of climate change which increase the risk of extreme weather events, wildfire and drought that can impact local infrastructure such as the reliability of local electrical grids and telecommunications;
•economic or political instability, military actions or armed conflict, such as the Russian invasion of Ukraine, both of which are locations where we have employees, partners and customers, and uncertainty about or changes in government and trade relationships, policies, and treaties that could adversely affect the ability of U.S.-based companies to conduct business in non-U.S. markets, such as in the U.K. where considerable regulatory uncertainty remains regarding compliance post-Brexit; and
•legal risks, particularly in emerging markets, relating to compliance with U.S. exchange control requirements and international and U.S. anti-corruption laws and associated exposure to significant fines, penalties and reputational harm.
Our failure to manage any of these risks successfully could negatively affect our reputation and materially adversely affect our operating results.
Russia’s military actions in Ukraine have affected and may continue to affect our business.
In response to Russian military actions in Ukraine, we have suspended business operations in Russia and Belarus, including suspension of sales, support on existing contracts and professional services in both countries. Furthermore, the sanctions imposed by the U.S. and other countries in connection with the Russian invasion of Ukraine include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. Sanctions imposed on Russia and our suspension of business operations could impact the fulfillment of existing orders, future revenue streams from impacted customers and the recoverability of certain financial assets. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on the global economy.
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
For example, the COVID-19 pandemic has depressed economic activity worldwide, and the timing and strength of an economic recovery is highly uncertain and likely to vary significantly by region. While the COVID-19 pandemic, including the dangers posed by COVID-19 variants, has not had a material adverse financial impact on our operations to date, we have observed negative impacts on our sales and our financial results from, and there continues to be significant uncertainty regarding, the economic effects of the COVID-19 pandemic. For example, during much of fiscal 2021, we saw delays in customers’ large transformative on-premises projects that we believe were largely due to COVID-19, which negatively impacted our product sales. Accordingly, should the pandemic continue to persist for an extended period of time, economic conditions globally or in particular regions may fail to recover or even worsen, which could cause material adverse impacts to our earnings and other results of operations. More recently, inflation rates in the U.S. have increased to levels not seen in several years, which may result in decreased demand for our products and services, increases in our operating costs, constrained credit and liquidity, reduced government spending and volatility in financial markets.
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
These adverse economic conditions can arise suddenly, have unpredictable impacts and materially adversely affect our future sales and operating results. Further, volatility due to these types of adverse economic conditions in financial and other capital markets, has and may continue to adversely impact our stock price and may in the future impact our ability to access the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position.
We have substantial indebtedness, and we may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of January 28, 2022, we had an aggregate of $12.7 billion of outstanding indebtedness. Additionally, we have entered into a $1.5 billion unsecured revolving credit facility, which is undrawn.
The terms of our indebtedness and revolving credit facility impose restrictions on us, including in specified and customary covenants, our compliance with which may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we fail to satisfy any of the terms or breach any of the covenants and do not obtain a waiver from the lenders or note holders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable or, with respect to the unsecured notes, we may be required to repurchase our unsecured notes at a price equal to 101% of the aggregate principal plus any accrued and unpaid interest.
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
•result in an increase in the interest rate payable by us and the cost of borrowing under our revolving credit facility and senior unsecured term loan facility;
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
In addition, regulatory guidance is still forthcoming with respect to the 2017 Tax Act and such guidance may adversely impact our tax provision. Any assessment of additional taxes could materially affect our financial condition and operating results. Further, beginning in fiscal 2023, the 2017 Tax Act eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for domestic expenses and fifteen years for certain foreign expenses. Although the U.S. Congress is considering various legislative options that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If these provisions are not deferred, modified, or repealed by Congress with retroactive effect to January 1, 2022, they will materially decrease our cash from operations beginning in fiscal 2023. We currently estimate an impact on fiscal 2023 cash from operations based on the provisions currently in effect possibly in excess of $500 million. The actual impact on fiscal 2023 cash from operations will depend on if and when these provisions are deferred, modified, or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in fiscal 2023, among other factors.
Our future effective tax rate may also be affected by such factors as:
•the expiration of legal statutes of limitation and settlements of audits;
•the impact of accounting for stock-based compensation and for business combinations;
•the recognition of excess tax benefits or deficiencies within the income tax provision or benefit in the period in which they occur;
•the overall levels and proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate; and
•other developments related to tax laws or their interpretations, in our business or statutory rates, and in our corporate structure.
For example, numerous other countries have also recently enacted or are considering enacting changes to tax laws, administrative interpretations, decisions, policies and positions. In addition, the Organization for Economic, Co-operation and Development (“OECD”), an international association of countries, including the U.S., has made changes and is contemplating additional changes to numerous long-standing tax principles.
These and any other significant developments related to U.S. or international tax laws could materially adversely affect our effective tax rate, the timing and amount of our tax liabilities and payments, our financial condition and operating results.
Security Risks
Cybersecurity breaches of our systems or the systems of our vendors, partners and suppliers could materially harm our business.
Cyber risks represent a large and growing risk to our business, as we depend upon our IT systems, internally developed and proprietary software and services, as well as the software and systems of SaaS providers, to conduct virtually all of our business operations. Some of the factors that contribute to significant cyber risks include:
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
•Hardware, software and applications that we produce or procure from third parties can contain defects or vulnerabilities, such as the Log4J vulnerability reported in December 2021, that have in the past and could in the future interfere with our systems and processes and introduce defects and vulnerabilities into our products and services.
•Our leadership position in the enterprise security industry makes us, our employees and contractors and our products a target of hackers or other threat actors seeking to compromise product security.
•Our large and globally distributed workforce may increase our exposure to internal threats and cyber-attacks.
•Our products, to function as intended, often require heightened permissions within customer environments, and also serve as underlying technology infrastructure for customers’ other systems, making our products more attractive targets for threat actors.
•We are considered an essential supplier in the digital supply chain for the United States government and others, including entities operating critical infrastructure, which makes us and our products a target for those seeking to threaten the confidentiality, availability and integrity of critical infrastructure globally.
Cyber-attacks, which are increasing in number and technical sophistication, threaten to misappropriate our proprietary information, cause interruptions of our IT services, introduce vulnerabilities or malicious files into our IT systems and our products and services, extract financial gain and commit fraud. Hackers and other threat actors often target company employees and contractors in an effort to compromise our IT systems and products using techniques such as email phishing and social engineering, which risk is heightened due to greater numbers of employees and contractors working remotely as a result of the “work from anywhere” movement. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched or at all. If unauthorized access or sabotage remains undetected for an extended period of time, or if the source of an incident cannot be determined for an extended period of time, the effects of any such breach, incident or exploit could be exacerbated.
Unauthorized parties (which may have included nation states and individuals sponsored by them, as well as internal actors exceeding access permissions and policies) have penetrated our network security and our website in the past and may do so in the future. We are increasingly targeted for financial gain and fraud by criminal persons and groups that seek to extort or steal funds from companies and employees. Significant and increasing investments of time, resources and management and Board attention have been, and will continue to be, required to anticipate and address cyber-related risks, incidents and challenges. Accordingly, if our cybersecurity systems and those of our contractors, partners and vendors fail to protect against breaches, internal threats or other incidents, our ability to conduct our business could be damaged in a number of ways, including:
•sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen;
•our IT systems could be disrupted, and our ability to conduct our business operations could be seriously damaged until they are restored and secured;
•our supply chain may become compromised, resulting in impact to confidentiality, availability and integrity of our internal or customer-facing systems;
•our ability to process and electronically deliver customer orders could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition; and
•personally identifiable information or confidential data of our customers, employees and business partners could be stolen or lost.
Should any of the above events occur, or are perceived to have occurred, we could be subject to significant claims for liability from our customers, partners, vendors, or employees (among others); we could face regulatory actions and sanctions from governmental agencies under privacy, data protection, cybersecurity or other laws; our ability to protect our intellectual property rights could be compromised; our ability to attract and retain customers could be negatively impacted; our reputation and competitive position could be materially harmed; we could face material losses as the result of successful financial cyber-fraud schemes; and we could incur significant costs in order to upgrade our cybersecurity systems, remediate damages and defend the Company in any legal, regulatory or legislative proceedings. Consequently, our business, financial condition and operating results could be materially adversely affected.
Our products and services are highly technical and may contain, or be subject to our own or suppliers’, errors, defects or security vulnerabilities.
Our products and services are highly technical and complex and, when deployed, contain errors, defects or security vulnerabilities, some of which may not be discovered before or after a product or service has been released, installed and used by customers. The complexity of our technical and production environment, which involves multiple product and engineering teams working on different product initiatives, increases the risk that vulnerabilities or defects are introduced into our products and services and may delay our ability to detect or mitigate such vulnerabilities. The need to coordinate with multiple parties in the supply chain when vulnerabilities are detected can also delay mitigation, thereby increasing risks to customers. Our internal logging, alerting, and cyber incident detection mechanisms may not cover every system potentially targeted by threat actors, may not have the capability to detect certain types of incidents and may not capture and surface information sufficient to enable us to detect and take responsive action. In addition, employees or contractors have introduced vulnerabilities in, and enabled the exploitation of, our IT environments, our software products (and correspondingly our customers’ environments), and our subscription and SaaS offerings in the past and may do so in the future.
Security vulnerabilities in our IT environments, software products or customer environments, installation errors or misuse can also lead to increased cybersecurity risks for customers and partners, including unintended access to or exploitation of our products, which risks are exacerbated if customers fail to implement security recommendations and software updates that we and other IT vendors issue from time to time when significant issues have been identified. Undiscovered or unresolved vulnerabilities in our products or services could expose our customers to hackers, threat actors or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack customers using our products or services. Further, our use of open-source software in our offerings can make our products and services vulnerable to additional security risks not posed by proprietary products.
In the past, VMware has been made aware of public postings by hackers of portions of our source code. It is possible that the released source code could expose unknown security vulnerabilities in our products and services that could be exploited by hackers or others. In addition, public exposure, or exploitation of vulnerabilities in our products by threat actors, could result in reputational damage and lost customers and could negatively affect our operating results and those of our customers.
VMware products and services are also subject to known and unknown security vulnerabilities resulting from integration with products or services of other companies (such as applications, operating systems or semiconductors).
Actual or perceived errors, defects or security vulnerabilities in our products or services could harm our reputation, result in litigation or regulatory actions or lead some customers to return products or services or cancel subscriptions, reduce or delay future purchases or use competitive products or services, any of which could materially negatively impact our business, operating results and stock price.
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
We have faced and successfully defended against allegations of copyright infringement and failing to comply with the terms of an open source license, but we can provide no assurances that we will not face similar lawsuits with respect to our use of open source software in the future, nor what the outcome of any such lawsuits may be.

If we fail to comply with government contracting regulations, our business could be adversely affected.
Our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with government contracting regulations (such as cybersecurity- and COVID-19-related requirements) could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension from future government contracting, any of which could adversely affect our business, operating results or financial condition. Further, any negative publicity related to our government contracts or any proceedings surrounding them, regardless of accuracy, may damage our business and affect our ability to compete for new contracts.
Some of our directors have potential conflicts of interest with Dell.
The Chairman of our Board of Directors, Michael Dell, is also Chairman and CEO of Dell and is a significant stockholder of Dell, and one of our directors, Egon Durban, serves on the Dell board of directors and as managing partner of Silver Lake Partners, a significant stockholder of Dell. Ownership of Dell common stock by our directors and the presence of executive officers or directors of Dell on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Dell that could have different implications for Dell than they do for us. Our Board has approved resolutions that address corporate opportunities that are presented to Messrs. Dell and Durban. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are directors of both us and Dell and we may be precluded from pursuing certain growth initiatives.
Risks Related to Owning Our Class A Common Stock
The MSD Stockholders and the SLP Stockholders have significant influence over us, and their interests may conflict with our interests and the interests of our other stockholders.
As a result of the Spin-Off, the MSD Stockholders and SLP Stockholders became direct beneficial holders of VMware with interests representing 40.2% and 10.0%, respectively, of our outstanding stock, based on the number of shares outstanding as of March 15, 2022. As a result, the MSD Stockholders and the SLP Stockholders have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. The interests of the MSD Stockholders or the SLP Stockholders could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of voting power held by the MSD Stockholders and SLP Stockholders could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which we or others of our stockholders may view favorably. Effective upon the consummation of the Spin-Off, we entered into a stockholders agreement pursuant to which the MSD Stockholders have the right to nominate up to two members of our Board and the SLP Stockholders have the right to nominate one member of our Board, subject to maintaining certain ownership thresholds. Michael Dell, the Chairman of our Board, is the first MSD Stockholders nominee; the MSD Stockholders have the right to nominate a second member of the Board. Egon Durban is the SLP Stockholders’ nominee. This concentrated control may negatively impact other stockholders’ ability to influence corporate matters and may also adversely affect our stock price. The MSD Stockholders and SLP Stockholders collectively beneficially own 62.9% of

Dell’s outstanding stock as of March 15, 2022. Accordingly, their interests may not be aligned with other VMware stockholders with respect to actions involving or impacting Dell.
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

Our bylaws provide for an exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws include a provision providing that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers, employees or stockholders to us or to our stockholders;
•any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or
•any action asserting a claim governed by the internal affairs doctrine.
This provision would not apply to suits brought to enforce any duty or liability created by the Securities Exchange Act of 1934 (the “Exchange Act”). Furthermore, Section 22 of the Securities Act of 1933 (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions.
While the Delaware courts have determined that exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than the one we have designated. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provision of our bylaws, which may require significant expenditures of resources, and, ultimately, there can be no assurance that the provisions would be enforced by a court in those other jurisdictions. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. If a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of January 28, 2022, goodwill and amortizable intangible assets were $9.6 billion and $714 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
Risks related to rapid climate change, such as extreme weather conditions, sea-level rise, drought, flooding and wildfires, may have an increasingly adverse impact on our business and those of our customers, partners and vendors in the longer term. While we seek to mitigate the business risks associated with climate change for our operations, there are inherent climate-related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change and the impacts of extreme weather events, which have caused regional short-term systemic failures in the U.S. and elsewhere. For example, our California headquarters are projected to be vulnerable to future water scarcity due to climate change, and unanticipated extreme cold weather has resulted in electrical grid outages in Texas where many of our U.S. employees are located. While this danger currently has a low-assessed risk of disrupting normal business operations in the near term, it has the potential to impact employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events, their impact on critical infrastructure in the U.S. and internationally and their potential to increase political instability in regions where we, our customers, partners and our vendors do business, have the potential to disrupt our business, our third-party suppliers, or the business of our customers and partners, and may cause us to experience higher attrition and additional costs to maintain or resume operations. Climate change and environmental regulations may result in changes in the supply, demand or available sources of energy or other resources that could adversely impact the availability or cost of goods and services, including natural resources necessary to run our business. Additionally, changes in climate in the locations where we operate may increase the costs of powering and cooling the computer hardware we use to develop software and deliver our subscription and SaaS-based offerings as well as the costs of carbon offsets that we may procure from time to time as we pursue our carbon-neutral objectives.
Social and ethical issues, including our ability to make progress on our ESG goals and commitments, may result in reputational harm and liability.
In December 2020, we announced our 2030 Agenda, which represents our ESG strategy focused on sustainability, equity and trust. Our public commitments include promoting environmental sustainability and decarbonization; human capital development and diversity, equity and inclusion; and cybersecurity, privacy, digital ethics and transparent business practices. Each of these are areas of increasing scrutiny from the investment community, customers, employees, partners, suppliers and communities who expect us to report transparently on our progress. In order to meet expectations from our stakeholders, we are working to align our reporting with emerging disclosure and accounting standards such as the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (“TCFD”), the Sustainability Accounting Standards Board (“SASB”) and the Global Reporting Initiative as well as potential new disclosure requirements from regulators such as the SEC while we also seek to report timely on progress toward our 2030 Agenda objectives. In order to do so, we are working to develop internal operational, information and data assurance systems that will enable us to accurately report on these matters on a timely basis. If we fail to report accurately or on a timely basis or fail to anticipate reporting requirements and expectations in this emerging area, our reputation may be adversely affected, and we could be exposed to increased risk of litigation. Additionally, if we are perceived as failing to make or accurately report on our progress on our ESG goals or to follow through on our commitments, our brand and our reputation may be harmed, we may be exposed to increased risk of litigation, our ability to attract and retain employees may be damaged and our financial performance and stock price may be adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
As of January 28, 2022, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.		Principal Use(s)
Palo Alto, CA	owned:	1,604,769	(1)	Executive and administrative offices, sales and marketing and R&D
North and Latin American region	leased:	1,851,268		Administrative offices, sales and marketing, R&D and data center
Asia Pacific region	leased:	2,370,984		Administrative offices, sales and marketing, R&D and data center
Europe, Middle East and Africa region	leased:	838,623		Administrative offices, sales and marketing, R&D and data center
(1) Represents all of the right, title and interest purchased in ground leases, which expire in fiscal 2047, covering the property and improvements located at VMware’s Palo Alto, California campus.
We believe that our current facilities will support our employee headcount through fiscal 2023 while working in a distributed manner that empowers our people to work from any location, consistent with business requirements. We review our real estate on an ongoing basis to support our growing employee base and operational excellence.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock, par value $0.01 per share (“Class A Stock”), trades on the New York Stock Exchange under the symbol VMW.
Holders
On November 1, 2021, our spin-off from Dell Technologies Inc. (“Dell”) (the “Spin-Off”) was completed. Automatically as a result of the Spin-Off, each share of our Class B convertible common Stock (“Class B Stock”) converted into one fully paid and non-assessable share of Class A Stock. As of March 15, 2022, we had 3,809 holders of record of our Class A Stock.
Dividends
Subsequent to our initial public offering in August 2007, we have not declared or paid regular cash dividends on our common stock.
On November 1, 2021, in accordance with the Separation and Distribution Agreement entered into with Dell, effective as of April 14, 2021 (the “Separation Agreement”), upon the satisfaction of all conditions and immediately prior to the Spin-Off, we paid an $11.5 billion cash dividend, pro rata, to each of the holders of Class A Stock and Class B Stock, including Dell (the “Special Dividend”) as of October 29, 2021 (the “Record Date”).
We currently do not anticipate declaring any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors.
Recent Sales of Unregistered Securities
    None.
Issuer Purchases of Equity Securities
Issuer purchases of Class A common stock during the three months ended January 28, 2022 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
October 30 – November 26, 2021	—	$—	—	$2,000,000,000
November 27 – December 24, 2021	690,097	114.63	690,097	1,920,892,141
December 25, 2021 – January 28, 2022	1,807,869	120.29	1,807,869	1,703,415,827
	2,497,966	$118.73	2,497,966	1,703,415,827
(1)The average price paid per share excludes commissions.
(2) On October 7, 2021, VMware authorized the termination of the existing stock repurchase program authorized in July 2020 and authorized a new repurchase program of up to $2.0 billion of Class A common stock through the end of fiscal 2024, effective upon the consummation of the Spin-Off from Dell on November 1, 2021. Amounts remaining exclude commissions. Refer to Note Q to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on February 3, 2017 through January 28, 2022, assuming an initial investment of $100. The stockholder return assumes reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$500
$400
$300
$200
$100
$0
2/3/17
2/2/18
2/1/19
1/31/20
1/29/21
1/28/22
VMware, Inc.
S&P 500 Index
S&P 500 Systems Software Index

	Base Period 2/3/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022
VMware, Inc.	$100.00	$137.97	$203.69	$200.37	$186.55	$213.06
S&P 500 Index	100.00	122.64	122.57	148.99	174.69	211.38
S&P 500 Systems Software Index	100.00	141.76	158.98	251.76	345.14	459.29
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
ITEM 6.[Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying consolidated financial statements and notes to assist in understanding our results of operations and financial condition.
Our fiscal year is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. We refer to our fiscal year ending February 3, 2023 and fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020 as “fiscal 2023,” “fiscal 2022,” “fiscal 2021,” and “fiscal 2020,” respectively. Fiscal 2023 is a 53-week fiscal year, while fiscal 2022, fiscal 2021 and fiscal 2020 were each 52-week fiscal years.
Period-over-period changes are calculated based upon the respective underlying non-rounded data. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”

Discussion regarding our financial condition and results of operations for fiscal 2021 as compared to fiscal 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 29, 2021, filed with the SEC on March 26, 2021.
Overview
We originally pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware, and then evolved to become the private cloud and mobility management leader. Building upon that leadership, we are focused on becoming the multi-cloud leader. Information technology (“IT”) driven innovation continues to disrupt markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. Organizations’ IT departments and corporate divisions are working at an accelerated pace to harness new technologies, platforms and cloud models, ultimately guiding businesses and their product teams through a digital transformation. To take on these challenges, we are helping customers drive their multi-cloud strategy by providing the multi-cloud platform for all applications, enabling digital innovation and enterprise control.
Our portfolio supports and addresses our customers’ key priorities, including modernizing their applications, managing multi-cloud environments, accelerating their cloud journey, modernizing the network using commodity hardware, embracing zero-trust security and empowering anywhere workspaces. We enable digital transformation of customers’ applications, infrastructure and operations for their constantly evolving business and employee needs.
End users can purchase the full breadth of our subscription, SaaS, license and services portfolio through discrete purchases or through enterprise agreements (“EAs”). EAs are sold to our direct customers and through channel partners and can include our license, multi-year maintenance and support, subscription and SaaS offerings. We continue to experience strong renewals resulting in additional sales of both our existing and newer products and solutions.
During fiscal 2022, we continued to see an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold as perpetual licenses. We expect this trend to continue and as a result, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As this trend continues, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, may be less relevant on a standalone basis, and we believe that the overall growth rate of our combined license and subscription and SaaS revenue and annual recurring revenue for subscription and SaaS, as well as the growth in the current portion of our remaining performance obligations, will become better indicators of our future growth prospects. In addition, we expect our operating margin to be negatively impacted in fiscal 2023 as a result of our incremental investment in our subscription and SaaS portfolio.
Global Events
Suspension of Business Operations in Russia
In response to Russian military actions in Ukraine occurring subsequent to fiscal 2022, we suspended business operations in Russia and Belarus, including suspension of sales, support on existing contracts and professional services in both countries. Furthermore, the U.S. and other countries have imposed sanctions on Russia that could impact the fulfillment of our existing orders and our future revenue streams from impacted customers. The impact to our fiscal 2022 financial statements was not material, and we are unable to estimate the financial impact of these events on our operations in future periods. We will closely monitor the impact of these events on all aspects of our business.
COVID-19 Impact
The worldwide spread of COVID-19 resulted in a global slowdown of economic activity while also disrupting sales channels and marketing activities and the COVID-19 pandemic may cause economic disruption and market volatility in future periods. Although the pandemic has not had the level of financial impact on our business we initially expected, we did experience negative impacts on our sales and certain of our financial results and there continues to be uncertainty regarding the magnitude and duration of the economic effects of the COVID-19 pandemic and the extent to which it will have a negative impact on our sales and our financial results into fiscal 2023. We continue to closely monitor the impact of the pandemic on all aspects of our business.
Spin-Off and Special Dividend
On November 1, 2021, the Spin-Off from Dell was completed, and, in accordance with the Separation Agreement, upon the satisfaction of all conditions and immediately prior to the Spin-Off, we paid an $11.5 billion cash dividend, pro rata, to each of the holders of Common Stock, including Dell (the “Special Dividend”), as of the close of business on October 29, 2021 (the “Record Date”). Based upon the number of shares of Common Stock held by Dell as of the Record Date, approximately $9.3 billion in cash was paid to Dell. Automatically as a result of the Spin-Off, each share of Class B Stock converted into one fully paid and non-assessable share of Class A Stock. Refer to Note A to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the Spin-Off and Special Dividend.
As we were a majority-owned and controlled subsidiary of Dell through October 29, 2021, our results of operations and financial position through October 29, 2021 were consolidated with Dell’s financial statements.
Results of Operations
Approximately 70% of our sales are denominated in the United States (“U.S.”) dollar. In certain countries, however, we also invoice and collect in various foreign currencies, principally euro, British pound, Japanese yen, Australian dollar and Chinese renminbi. In addition, we incur and pay operating expenses in currencies other than the U.S. dollar. As a result, our financial statements, including our revenue, operating expenses, unearned revenue and the resulting cash flows derived from the U.S. dollar equivalent of foreign currency transactions, are affected by foreign exchange fluctuations.
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 28,	January 29,	January 31,	2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Revenue:
License	$3,128	$3,033	$3,181	$95	3%	$(149)	(5)%
Subscription and SaaS	3,205	2,587	1,877	617	24	711	38
Total license and subscription and SaaS	6,333	5,620	5,058	713	13	562	11
Services:
Software maintenance	5,356	5,105	4,754	252	5	351	7
Professional services	1,162	1,042	999	120	11	43	4
Total services	6,518	6,147	5,753	371	6	394	7
Total revenue	$12,851	$11,767	$10,811	$1,084	9	$956	9

Revenue:
United States	$6,232	$5,878	$5,405	$354	6%	$473	9%
International	6,619	5,889	5,406	730	12	483	9
Total revenue	$12,851	$11,767	$10,811	$1,084	9	$956	9
Revenue from our subscription offerings consisted primarily of our VCPP cloud-based offerings that are billed to customers on a consumption basis and revenue from VMware Tanzu and other offerings that are billed on a subscription basis. Revenue from our SaaS offerings consisted primarily of our Workspace ONE Unified Endpoint Management, VMware Carbon Black Cloud, VMware Cloud on AWS, VMware SD-WAN by VeloCloud and CloudHealth by VMware.
License revenue relating to the sale of on-premises licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
As customers adopt our subscription and SaaS offerings, license and software maintenance revenue may be lower and subject to greater fluctuation in the future, driven by a higher proportion of our sales occurring through our subscription and SaaS offerings as well as the variability of large deals between fiscal quarters, which deals historically have had a large license revenue impact.
License Revenue
License revenue increased during fiscal 2022 compared to fiscal 2021, primarily driven by an increase in term license revenue, which was $442 million during fiscal 2022 compared to $119 million during fiscal 2021. The growth in term license was primarily due to certain customers moving from perpetual license to term license.

Subscription and SaaS Revenue
Subscription and SaaS revenue increased during fiscal 2022 compared to fiscal 2021, primarily due to increased sales of our VCPP, Workspace ONE, VMware Tanzu, VMware Carbon Black Cloud, vRealize Cloud Management and VMware Cloud on AWS offerings.
Annual recurring revenue (“ARR”) represents the annualized value of our committed customer subscription and SaaS contracts as of the end of the reporting period, assuming any contract that expires during the next 12 months is renewed on its existing terms, except that, for consumption-based subscription and SaaS offerings, ARR represents the annualized quarterly revenue based on revenue recognized for the current reporting period. ARR is an operating measure we use to assess the strength of our subscription and SaaS offerings. ARR is a performance metric and should be viewed independently of, and not as a substitute for or combined with, revenue and unearned revenue. ARR was $3.6 billion as of January 28, 2022 and $2.9 billion as of January 29, 2021.
Services Revenue
During fiscal 2022 and fiscal 2021, software maintenance revenue continued to benefit from maintenance contracts sold in previous periods. In each period presented, customers purchased, on a weighted-average basis, greater than three years of support and maintenance with each new license purchased.
Professional services revenue increased during fiscal 2022 compared to fiscal 2021. Services we provide through our consultants and technical account managers and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. We continue to also focus on enabling our partners to deliver professional services for our solutions, and as such, our professional services revenue may vary as we continue to leverage our partners. The timing of services rendered will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	January 28,	January 29,
	2022	2021
Unearned license revenue	$19	$15
Unearned subscription and SaaS revenue	2,669	1,998
Unearned software maintenance revenue	7,208	7,092
Unearned professional services revenue	1,326	1,209
Total unearned revenue	$11,222	$10,314
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of January 28, 2022 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% was expected to be recognized as revenue during fiscal 2022 and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS and services. As of January 28, 2022, our total backlog was $88 million and our backlog related to licenses was $14 million. For our backlog related to licenses, we generally expect to deliver and recognize revenue during the following quarter. Backlog totaling $36 million as of January 28, 2022 was excluded from the remaining performance obligations because such contracts are subject to cancellation until the performance obligation is fulfilled.
As of January 29, 2021, our total backlog was $93 million and our backlog related to licenses was $23 million. Backlog totaling $18 million as of January 29, 2021 was excluded from the remaining performance obligations because such contracts are subject to cancellation until the performance obligation is fulfilled.
The amount and composition of backlog will fluctuate period to period and backlog is managed based upon multiple considerations, including product and geography. We do not believe the amount of backlog is indicative of future sales or revenue or that the mix of backlog at the end of any given period correlates with actual sales performance of a particular geography or particular products and services.
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Collectively, our cost of license revenue, cost of subscription and SaaS revenue, cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by incremental growth in headcount and salaries across most of our income statement expense categories during fiscal 2022.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 28,	January 29,	January 31,	2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Cost of license revenue	$151	$162	$165	$(11)	(7)%	$(3)	(2)%
Stock-based compensation	1	1	1	—	(14)	—	2
Total expenses	$152	$163	$166	$(11)	(7)	$(3)	(2)
% of License revenue	5%	5%	5%
Cost of license revenue decreased slightly in fiscal 2022 compared to fiscal 2021.
Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 28,	January 29,	January 31,	2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Cost of subscription and SaaS revenue	$669	$569	$387	$100	18%	$182	47%
Stock-based compensation	21	19	13	2	9	6	45
Total expenses	$690	$588	$400	$102	17	$188	47
% of Subscription and SaaS revenue	22%	23%	21%
Cost of subscription and SaaS revenue increased in fiscal 2022 compared to fiscal 2021. The increase was primarily driven by growth in costs associated with hosted services to support our SaaS offerings of $53 million and growth in cash-based employee-related costs of $43 million, which was primarily driven by incremental growth in headcount. These increases were partially offset by decreased amortization of intangible assets of $15 million.

Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 28,	January 29,	January 31,	2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Cost of services revenue	$1,337	$1,193	$1,150	$143	12%	$42	4%
Stock-based compensation	92	99	83	(7)	(7)	16	20
Total expenses	$1,429	$1,292	$1,233	$137	11	$59	5
% of Services revenue	22%	21%	21%
Cost of services revenue increased in fiscal 2022 compared to fiscal 2021. The increase was primarily due to growth in cash-based employee-related expenses of $110 million, primarily driven by incremental growth in headcount and salaries. The increase was also driven by increased third-party professional services costs of $26 million.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our products and services offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 28,	January 29,	January 31,	2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Research and development	$2,529	$2,292	$2,063	$237	10%	$228	11%
Stock-based compensation	528	524	459	4	1	65	14
Total expenses	$3,057	$2,816	$2,522	$241	9	$294	12
% of Total revenue	24%	24%	23%
Research and development expenses increased in fiscal 2022 compared to fiscal 2021. The increase was primarily due to growth in cash-based employee-related expenses of $229 million, primarily driven by incremental growth in headcount and salaries, as well as increased equipment and depreciation of $42 million and increased third-party professional services cost of $16 million. These increases were partially offset by increased capitalized internal-use software development costs of $63 million.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 28,	January 29,	January 31,	2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Sales and marketing	$3,765	$3,389	$3,384	$375	11%	$7	—%
Stock-based compensation	302	322	293	(20)	(6)	28	9
Total expenses	$4,067	$3,711	$3,677	$356	10	$34	1
% of Total revenue	32%	32%	34%

Sales and marketing expenses increased in fiscal 2022 compared to fiscal 2021. The increase was primarily due to growth in cash-based employee-related expenses of $264 million, primarily driven by incremental growth in headcount and salaries, as well as higher commission costs of $106 million resulting from increased sales volume. The increase was also driven by increased equipment and depreciation of $17 million. These increases were partially offset by decreased stock-based compensation of $20 million, primarily due to the vesting of awards associated with prior acquisitions, offset in part by an increase in restricted stock unit awards granted to our employees.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 28,	January 29,	January 31,	2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
General and administrative	$937	$610	$1,125	$327	54%	$(515)	(46)%
Stock-based compensation	131	157	168	(26)	(17)	(11)	(6)
Total expenses	$1,068	$767	$1,293	$301	39	$(526)	(41)
% of Total revenue	8%	7%	12%
General and administrative expenses increased in fiscal 2022 compared to fiscal 2021. The increase was primarily driven by the absence of the $237 million accrued litigation loss derecognized in fiscal 2021 in connection with certain patent litigation. The increase was also driven by certain costs incurred during fiscal 2022 related to the Spin-Off, such as legal and advisory fees, of $73 million. Additionally, cash-based employee-related expenses increased by $51 million, primarily driven by incremental growth in headcount and salaries.
These increases were partially offset by a decrease in acquisition-related costs of $63 million and decreased stock-based compensation of $26 million, which was primarily due to the vesting of awards associated with prior acquisitions.
Refer to Note E to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of certain claims and litigation.
Realignment
Realignment expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 28,	January 29,	January 31,	2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Realignment	$1	$42	$79	$(41)	(97)%	$(36)	(46)%
% of Total revenue	—%	—%	1%
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

Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 28,	January 29,	January 31,	2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Interest expense	$252	$204	$149	$48	24%	$56	38%
% of Total revenue	2%	2%	1%
Interest expense increased in fiscal 2022 compared to fiscal 2021. The increase was primarily driven by the five series of unsecured senior notes issued during the third quarter of fiscal 2022 in the aggregate principal amount of $6.0 billion. We expect the annual interest expense associated with these senior notes to be approximately $100 million.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	January 28,	January 29,	January 31,	2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change
Other income (expense), net	$(52)	$191	$86	$(242)	(127)%	$107	126%
% of Total revenue	—%	2%	1%
The change in other income (expense), net in fiscal 2022 compared to fiscal 2021 was primarily driven by gains and losses, whether realized or unrealized, on our investments in equity securities. During fiscal 2022, net losses of $31 million were recognized on our investments in equity securities compared to net gains of $157 million recognized during fiscal 2021. The change was primarily due to the absence of a gain of $163 million recognized during fiscal 2021 on one of our investments in equity securities, which completed its initial public offering during the third quarter of fiscal 2021. The fair value of the publicly traded investment is determined primarily using the quoted market price of its common stock. As a result, any volatility in its publicly traded common stock introduces a degree of variability to our consolidated statements of income.
The change was also driven by the loss on extinguishment of debt of $21 million associated with the redemption of $1.5 billion unsecured senior note due August 21, 2022 recognized during fiscal 2022.
Pursuant to a tax matters agreement entered into with Dell effective April 14, 2021 (the “Tax Matters Agreement”), we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income. We cannot reasonably predict the amount that we may receive or pay in future periods and it could introduce significant risk of variability to our consolidated statements of income.
Income Tax Provision (Benefit)
The following table summarizes our income tax provision (benefit) during the periods presented (dollars in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Income tax provision (benefit)	$265	$324	$(4,918)
Effective income tax rate	12.7%	13.6%	N/M
N/M - Effective tax rate is not considered meaningful.
The decrease in our effective income tax rate in fiscal 2022 compared to fiscal 2021 was primarily driven by the discrete tax impact related to our book and tax basis difference on our investment in equity securities, which provided a discrete tax benefit of $31 million recognized in fiscal 2022 as compared to a discrete tax expense of $52 million recognized in fiscal 2021. The decrease was partially offset by an increase in effective income tax rate due to a discrete tax benefit of $59 million recognized as a deferred tax asset due to an intra-group transfer of Pivotal’s intellectual property rights to our Irish subsidiary during fiscal 2021.
Prior to the Spin-Off, our financial results were included in the Dell consolidated tax return for U.S. federal income tax purposes, but our income tax provision or benefit was calculated primarily as though we were a separate taxpayer, with certain transactions between us and Dell being assessed using consolidated tax return rules. As a result of the Spin-Off, we are no longer a member of the Dell consolidated tax group and our U.S. federal income tax will be reported separately from that of the Dell consolidated tax group. We and Dell have agreed to indemnify one another, pursuant to the Tax Matters Agreement, for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income. The actual amount that we may receive from or pay to Dell could vary depending on the outcome of tax matters arising from Dell’s future tax audits, which may not be resolved for years. Refer to Note P to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiary organized in Ireland, where the rate of taxation is lower than our U.S. tax rate and, as such, our annual effective tax rate can be significantly affected by the composition of our earnings in U.S. and non-U.S. jurisdictions. Our future effective tax rate may be affected by such factors as: changes in our business changes in tax laws or statutory rates; changing interpretation of existing laws or regulations; the impact of accounting for stock-based compensation; the recognition of excess tax benefits or tax deficiencies within the income tax provision or benefit in the period in which they occur; the impact of accounting for business combinations; shifts in the amount of earnings in the U.S. compared with other regions in the world; overall levels of income before tax; changes in our international organization; as well as the expiration of statute of limitations and settlements of audits.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for domestic expenses and fifteen years for certain foreign expenses. If the existing statute is not deferred, modified or repealed or repealed retroactively as we expect, our effective income tax rate in fiscal 2023 could increase materially. The actual impact will depend on if and when this statute is deferred, modified, or repealed by Congress, including if such legislative action would be retroactively applied, and the amount of research and development expenses paid or incurred in fiscal 2023, among other factors.
Our Relationship with Dell
Following the Spin-Off, entities affiliated with Michael Dell (the “MSD Stockholders”), who serves as VMware’s Chairman of the Board and chairman and chief executive officer of Dell, and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, became owners of direct interests in VMware. Transactions with Dell continue to be considered related party transactions following the Spin-Off due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell.
On November 1, 2021, in connection with the Spin-Off, we and Dell entered into the Commercial Framework Agreement to provide a framework under which we and Dell will continue our strategic commercial relationship, particularly with respect to projects mutually agreed by the parties as having the potential to accelerate the growth of an industry, product, service or platform that may provide the parties with a strategic market opportunity. The Commercial Framework Agreement has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions.
The information provided below includes a summary of transactions with Dell.
Transactions with Dell
We engaged with Dell in the following ongoing related party transactions, which resulted in revenue and receipts and unearned revenue for us:
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
•From time to time, we and Dell enter into agreements to collaborate on technology projects and Dell pays us for services or reimburses us for costs incurred by us, in connection with such projects.

During fiscal 2022, fiscal 2021 and fiscal 2020, revenue from Dell accounted for 38%, 35% and 31% of our consolidated revenue, respectively. During fiscal 2022, fiscal 2021 and fiscal 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 13%, 12% and 12% of total revenue from Dell, respectively, or 5%, 4% and 4% of our consolidated revenue, respectively.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts			Unearned Revenue
	For the Year Ended			As of
	January 28,	January 29,	January 31,	January 28,	January 29,
	2022	2021	2020	2022	2021
Reseller revenue	$4,764	$4,053	$3,288	$5,550	$4,952
Internal-use revenue	56	63	82	39	45
Sales through Dell as a distributor, which is included in reseller revenue, comprise the largest route-to-market for our sales.
Receipts from Dell for collaborative technology projects were not material, $13 million and $10 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Customer deposits resulting from transactions with Dell were $298 million and $214 million as of January 28, 2022 and January 29, 2021, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:
•We purchase and lease products and purchase services from Dell.
•From time to time, we and Dell enter into agreements to collaborate on technology projects and we pay Dell for services provided to us by Dell related to such projects.
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
•Prior to the Spin-Off, in certain geographic regions, Dell filed a consolidated indirect tax return, which included value added taxes and other indirect taxes collected by us from our customers. We remitted the indirect taxes to Dell and Dell remitted the tax payment to the foreign governments on our behalf.
•From time to time, we invoice end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by us and remitted to Dell.
•From time to time, we enter into agency arrangements with Dell that enable us to sell our subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Purchases and leases of products and purchases of services(1)	$228	$206	$242
Dell subsidiary support and administrative costs	38	74	119
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
Dell Financial Services
DFS provides financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $29 million, $60 million and $66 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Due To/From Related Parties
As of January 28, 2022, the current and non-current amounts due from and due to related parties were presented separately on the consolidated balance sheets, as a right of setoff no longer exists subsequent to the Spin-Off. As of January 29, 2021, the current portion of due from related parties was presented net of the current portion of due to related parties on the consolidated balance sheets.
The following table summarizes the current portion of due from and due to related parties as of January 29, 2021 (table in millions):

Due from related parties	$1,558
Due to related parties(1)	120
Current portion of due from related parties	$1,438
(1) Included an immaterial amount related to our current operating lease liabilities due to Dell.
Amounts in the current and non-current portions of due from related parties and due to related parties on the consolidated balance sheets as of January 28, 2022 included amounts due to Dell pursuant to the Tax Matters Agreement. Refer to Note P to the consolidated financial statement in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Amounts included in the current portion of due from related parties, with the exception of DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Special Dividend
On November 1, 2021, we paid an $11.5 billion Special Dividend, pro rata, to each of the holders of Class A Stock and Class B Stock, including Dell, as of the Record Date. Based upon the number of shares of common stock held by Dell as of the Record Date, approximately $9.3 billion in cash was paid to Dell. Refer to Note A to the consolidated financial statement in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the Spin-Off.
Notes Payable to Dell
As of January 29, 2021, we had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. We repaid the outstanding balance of $270 million during the third quarter of fiscal 2022. During each of fiscal 2022, fiscal 2021 and fiscal 2020, interest expense on the note payable to Dell was not significant.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	January 28,	January 29,
	2022	2021
Cash and cash equivalents	$3,614	$4,692
Short-term investments	19	23
Total cash, cash equivalents and short-term investments	$3,633	$4,715

Cash equivalents primarily consisted of amounts invested in money market funds. To diversify our credit risk, we limit the amount of our investments with any single issuer, monitor the diversity of the portfolio and limit the amount of investments held at any single financial institution. Short-term investments consisted of marketable equity securities in a company that completed its initial public offering during the third quarter of fiscal 2021.
We continue to expect that cash generated by operations will be our primary source of liquidity. We also continue to believe that existing cash, cash equivalents and our borrowing capacity, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things. We expect to use free cash flow primarily to repay our outstanding indebtedness through the end of fiscal 2023. In addition, we plan to continue with our balanced capital allocation policy through investing in our product and solution offerings, acquisitions and returning capital to stockholders through share repurchases. Additionally, given the unpredictable nature of our outstanding legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a negative impact on our overall liquidity.
Beginning in fiscal 2023, the 2017 Tax Act eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for domestic expenses and fifteen years for certain foreign expenses. If the existing statute is not deferred, modified or repealed or repealed retroactively as we expect, our effective income tax rate in fiscal 2023 could increase materially and our cash taxes could increase by an amount in excess of $500 million. The actual impact will depend on if and when this statute is deferred, modified, or repealed by Congress, including if such legislative action would be retroactively applied and the amount of research and development expenses paid or incurred in fiscal 2023, among other factors.
The 2017 Tax Act imposed a Transition Tax and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our liability related to the Transition Tax as of January 28, 2022 was $504 million, which we expect to pay over the next four years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. Prior to the Spin-Off, the difference between our estimated liability and the amount paid to Dell was recognized as a component of additional paid-in capital, generally in the period in which the consolidated tax return was filed. Subsequent to the Spin-Off, pursuant to the Tax Matters Agreement with Dell, we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income.
Our cash flows summarized for the periods presented were as follows (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$4,357	$4,409	$3,872
Investing activities	(329)	(713)	(2,728)
Financing activities	(5,135)	(1,957)	(1,707)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,107)	$1,739	$(565)
Operating Activities
Cash provided by operating activities decreased by $53 million during fiscal 2022 compared to fiscal 2021, primarily due to increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount and salaries, as well as higher cash outflows related to operating expenses, our employee stock purchase plan and interest on outstanding debts. These activities were partially offset by increased cash collections due to increased sales and decreased tax payments compared to fiscal 2021.
Investing Activities
Cash used in investing activities decreased by $383 million during fiscal 2022 compared to fiscal 2021, primarily driven by a decrease in cash used in business combinations, as well as an increase in proceeds from sales of our investments in equity securities. These activities were partially offset by an increase in additions to property and equipment compared to fiscal 2021.

Financing Activities
Cash used in financing activities increased by $3.2 billion during fiscal 2022 compared to fiscal 2021, primarily driven by the payment of the $11.5 billion Special Dividend in fiscal 2022, offset in part by an increase in indebtedness incurred, as well as a decrease in the aggregate amount of indebtedness repaid during fiscal 2022 compared to fiscal 2021. In addition, cash used for repurchases of shares of our common stock increased $224 million compared to fiscal 2021.
Unsecured Senior Notes
The following table summarizes the principal on our series of unsecured senior notes issued August 21, 2017 (the “2017 Senior Notes”), three series of unsecured senior notes issued April 7, 2020 (the “2020 Senior Notes”) and five series of unsecured senior notes issued August 2, 2021 (the “2021 Senior Notes”, collectively with the 2017 Senior Notes and 2020 Senior Notes, the “Senior Notes”) as of January 28, 2022 (amounts in millions):

2017 Senior Notes:
3.90% Senior Note Due August 21, 2027	$1,250
2020 Senior Notes
4.50% Senior Note Due May 15, 2025	750
4.65% Senior Note Due May 15, 2027	500
4.70% Senior Note Due May 15, 2030	750
2021 Senior Notes:
0.60% Senior Note Due August 15, 2023	1,000
1.00% Senior Note Due August 15, 2024	1,250
1.40% Senior Note Due August 15, 2026	1,500
1.80% Senior Note Due August 15, 2028	750
2.20% Senior Note Due August 15, 2031	1,500
Total principal amount	$9,250
Interest on the 2021 Senior Notes is payable semiannually in arrears, on February 15 and August 15 of each year, commencing on February 15, 2022. Interest on the 2020 Senior Notes is payable semiannually in arrears, on May 15 and November 15 of each year, commencing on November 15, 2020. The interest rate on the 2020 Senior Notes is subject to adjustment based on certain rating events. Interest on the 2017 Senior Notes is payable semiannually in arrears, on February 21 and August 21 of each year, commencing on February 21, 2018. During fiscal 2022, fiscal 2021 and fiscal 2020, $185 million, $170 million and $122 million, respectively, was paid for interest related to the Senior Notes. The Senior Notes also contain restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
As of January 28, 2022, the aggregate future principal and interest payments on the outstanding Senior Notes were $10.7 billion, with $230 million payable within 12 months.
On January 18, 2022, we exercised a make-whole call and redeemed the $1.5 billion unsecured senior note due August 21, 2022 at a premium. The loss on extinguishment of debt was $21 million during fiscal 2022 and was recognized in other income (expense), net on the consolidated statements of income.
On May 11, 2020, we exercised a make-whole call and redeemed the $1.3 billion unsecured senior note due August 21, 2020 at a premium. The loss on extinguishment of debt was not material during fiscal 2021 and was recognized in other income (expense), net on the consolidated statements of income.
Senior Unsecured Term Loan Facility
On September 2, 2021, we received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that provided us with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). On November 1, 2021, we drew down an aggregate of $4.0 billion with a weighted average interest rate of 0.90%. The drawdown was used to fund a portion of the Special Dividend. On January 25, 2022, we repaid an aggregate of $500 million.
As of January 28, 2022, the outstanding principal balance on the 2021 Term Loan was $3.5 billion, none of which is payable within 12 months. Given the variable nature of the interest on the term loan facilities, including when the repayment will take place, interest payments have not been included in the aggregate amount payable in future periods.

Revolving Credit Facility
On September 2, 2021, we entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides us with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility replaced our existing $1.0 billion revolving credit facility that was entered into on September 12, 2017 and was undrawn. Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. The 2021 Revolving Credit Facility contains certain representations, warranties and covenants.
As of January 28, 2022, there was no outstanding borrowing under the 2021 Revolving Credit Facility.
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
Refer to Note Q to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for stock repurchase authorizations approved by our board of directors during the periods presented.
Contractual Obligations
In addition to the Senior Notes and the 2021 Term Loan discussed earlier, we have other contractual obligations that impact our liquidity. The following represents our other contractual obligations as of January 28, 2022.
•Future Lease Commitments—We have operating and finance leases primarily related to office facilities and equipment. As of January 28, 2022, our future minimum lease payments under non-cancellable operating and finance leases were $1.4 billion, with $183 million payable within 12 months. The amounts exclude legally binding minimum lease payments for leases signed but not yet commenced of $29 million, as well as expected sublease income.
•Purchase Obligations—Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of January 28, 2022, we had non-cancellable unconditional purchase obligations of $615 million, with $473 million payable within 12 months.
•Tax Obligations and Uncertain Tax Positions—As of January 28, 2022, future cash payments related to the Transition Tax were $504 million, with $59 million payable within 12 months. As of January 28, 2022, we had $527 million of gross uncertain tax benefits, excluding interest and penalties. The timing of future payments relating to the uncertain tax benefits is highly uncertain. Based on the timing and outcome of examinations of our subsidiaries, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that within the next 12 months total unrecognized tax benefits could be potentially reduced by approximately $20 million.
•Asset Retirement Obligations—Asset retirement obligations represent the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. As of January 28, 2022, we had asset retirement obligations of $22 million, with an immaterial amount payable within 12 months.
Refer to Note E to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on our contractual commitments, guarantees and indemnification obligations.
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
Revenue Recognition
We derive revenue primarily from licensing software under perpetual and consumption-based contracts and related software maintenance and support, software subscriptions (“subscriptions”), hosted services, training and consulting services. We account for a contract with a customer if all criteria defined by the guidance are met, including collectability of the consideration is probable. At inception of a contract with a customer, we evaluate whether the promised products and services represent distinct performance obligations within the context of the contract. Performance obligations that are both capable of being distinct on their own and distinct within the context of the contract are recognized on their own as distinct performance obligations. Performance obligations under which both of these two criteria are not met are recognized as a combined, single performance obligation. Determining whether our licenses, subscriptions and services are considered distinct performance obligations that should be accounted for separately or together often involves assumptions and significant judgments that can have a significant impact on the timing and amount of revenue recognized.
Revenue is recognized upon transfer of control of licenses, subscriptions or services to our customer in an amount that reflects the consideration we expect to receive in exchange for those licenses, subscriptions or services. Control of a promised license, subscription or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. Licenses that represent distinct performance obligations are recognized at a point in time when the software license keys have been made available to the customer. Licenses sold as part of our subscriptions that do not represent distinct performance obligations are recognized over time along with the associated services that form a combined performance obligation with the software. Management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and accounting for all terms and conditions in certain contracts.
In addition, revenue from software licenses sold to OEMs is recognized when the sale to the end user occurs. Revenue is recognized upon reporting by the OEMs of their sales, and for the period where information of the underlying sales has not been made available, revenue is recognized based upon estimated sales. Our VCPP partners license on-premises software from us on a monthly basis under a usage-based model. Revenue recognition is based on fees associated with reported license consumption by the VCPP partners and includes estimates for the period when consumption information has not been made available. Certain contracts include third-party offerings and revenue may be recognized net of the third-party costs, based upon an assessment as to whether we had control of the underlying third-party offering.
We enter into revenue contracts with multiple performance obligations in which a customer may purchase combinations of licenses, maintenance and support, subscriptions, hosted services, training, consulting services and rights to future products and services. For contracts with multiple performance obligations, we allocate total transaction value to the identified underlying performance obligations based on relative standalone selling price (“SSP”). We typically estimate SSP of performance obligations based on observable transactions when the obligations are sold on a standalone basis and those prices fall within a reasonable range. We utilize the residual approach to estimate SSP primarily for offerings when sold to customers at highly variable pricing. Changes in assumptions or judgments used in determining standalone selling price could have a significant impact on the timing and amount of revenue we report in a particular period.
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
Deferred Commissions
Sales commissions, including the employer portion of payroll taxes, earned by our sales force are considered incremental and recoverable costs of obtaining a contract and are deferred and generally amortized on a straight-line basis over the expected period of benefit. The expected period of benefit is generally determined using the contract term or underlying technology life, if renewals are expected and the renewal commissions are not commensurate with the initial commissions. The determination of the expected period of benefit requires us to make significant estimates and assumptions, including the life of the underlying technology and the estimated period of contract renewal. We believe the assumptions and estimates we have made are reasonable. Differences in the estimated period of benefit could have a significant impact on the timing and amount of amortization expense recognized.
Income Taxes
Prior to the Spin-Off, our financial results were included in the Dell consolidated tax return for U.S. federal income tax purposes. Our income tax provision or benefit was calculated primarily as though we were a separate taxpayer, with certain transactions between us and Dell being assessed using consolidated tax return rules. The difference between the income taxes payable that was calculated on a separate tax return basis and the amount paid to Dell pursuant to our tax sharing agreement with Dell was presented as a component of additional paid-in capital. As a result of the Spin-Off, we are no longer a member of the Dell consolidated tax group and our U.S. income tax will be reported separately from that of the Dell consolidated tax group.
We establish reserves for income taxes to address potential exposures involving tax positions that could be challenged by federal, state and foreign tax authorities, which may result in proposed assessments. In the ordinary course of our global business there are many intercompany transactions, including the transfer of intellectual property, where the ultimate tax determination could be challenged by the tax authorities. In the instance of transfers of intellectual property, the related deferred tax asset recognized is based on the intellectual property’s current fair value. Management applies significant judgment when determining the fair value of the intellectual property, which serves as the tax basis of the deferred tax asset, and in evaluating the associated tax laws in the applicable jurisdictions. Our assumptions, estimates and judgments used to determine the reserve relating to these positions considers current tax laws, interpretation of current tax laws and possible outcomes of current and future examinations conducted by tax authorities. As a result of the Spin-Off, we are no longer a member of Dell’s consolidated tax group, however, we are still subject to potential tax liabilities for the periods prior to the Spin-Off. We are also subject to the periodic examination of our income tax returns by the IRS and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our reserves and any potential adjustments that may result from the current and future examinations. We believe such estimates to be reasonable; however, the final determination from examinations and changes in tax laws could significantly impact the amounts provided for income taxes in the consolidated financial statements.
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
Business Combinations
We allocate the purchase price of acquirees to the identifiable assets acquired, the liabilities assumed and any noncontrolling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred over the net amounts of the identifiable tangible and intangible assets acquired and the liabilities assumed at the acquisition date.
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
These estimates are inherently uncertain and unpredictable and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. Additionally, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.
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
The U.S. dollar is the functional currency of VMware’s foreign subsidiaries. At the time a non-U.S. dollar transaction is recorded, the value of the transaction is converted into U.S. dollars at the exchange rate in effect for the month in which each order is booked. As a result, the amount of revenue derived from these transactions will be impacted by foreign currency exchange fluctuations.
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
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, we enter into forward contracts which have maturities of fourteen months or less. As of January 28, 2022 and January 29, 2021, we had outstanding forward contracts with a total notional value of $642 million and $486 million, respectively. The fair value of these forward contracts was not significant as of January 28, 2022 and January 29, 2021.
Forward Contracts Not Designated as Hedges. We enter into forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions that are traded on a monthly basis and generally have a contractual term of one month. As of January 28, 2022 and January 29, 2021, we had outstanding forward contracts with a total notional value of $1.5 billion and $1.2 billion, respectively. The fair value of these forward contracts was not significant as of January 28, 2022 and January 29, 2021.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss of $219 million in the fair value of our forward contracts as of January 28, 2022. This sensitivity analysis is based on the notional value of our outstanding forward contracts as of January 28, 2022 and disregards any offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
This analysis also assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially. We do not and do not intend to use derivative financial instruments for trading or speculative purposes. Refer to Note L to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Equity Price Risk
Strategic Investments
Our strategic investments include privately held companies that are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. We account for these investments at cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or a similar security of the same issuer. The evaluation is based on information provided by these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided. The carrying value of VMware’s strategic investments was $163 million and $129 million as of January 28, 2022 and January 29, 2021, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VMware, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of VMware, Inc. and its subsidiaries (the “Company”) as of January 28, 2022 and January 29, 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 28, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2022 and January 29, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition — Identifying and Evaluating Terms and Conditions in Certain Contracts

As described in Note A to the consolidated financial statements, the Company derives revenue primarily from licensing software under perpetual and consumption-based contracts and related software maintenance and support, subscriptions, hosted services, training and consulting services. Revenue is recognized upon transfer of control of licenses, subscriptions or services to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those licenses, services or subscriptions. Control of a promised license, subscription or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. The Company’s contracts with customers may include a combination of licenses, subscriptions and services that are accounted for as distinct performance obligations. Management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and accounting for all terms and conditions in certain contracts. For the year ended January 28, 2022, the Company’s total revenue was $12.9 billion.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in certain contracts, is a critical audit matter are the significant judgment by management in identifying terms and conditions in certain contracts that impact revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence to determine whether contract terms and conditions, which may impact revenue recognition, were appropriately identified and evaluated by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls relating to the identification and evaluation of terms and conditions in contracts that impact revenue recognition. These procedures also included, among others, evaluating the completeness and accuracy of management’s identification and evaluation of the terms and conditions in contracts by examining contracts on a test basis and evaluating management’s determination of the impact of those terms and conditions on revenue recognition.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 24, 2022

We have served as the Company’s auditor since 2007.

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Revenue(1):
License	$3,128	$3,033	$3,181
Subscription and SaaS	3,205	2,587	1,877
Services	6,518	6,147	5,753
Total revenue	12,851	11,767	10,811
Operating expenses(2):
Cost of license revenue	152	163	166
Cost of subscription and SaaS revenue	690	588	400
Cost of services revenue	1,429	1,292	1,233
Research and development	3,057	2,816	2,522
Sales and marketing	4,067	3,711	3,677
General and administrative	1,068	767	1,293
Realignment	1	42	79
Operating income	2,387	2,388	1,441
Investment income	2	7	60
Interest expense	(252)	(204)	(149)
Other income (expense), net	(52)	191	86
Income before income tax	2,085	2,382	1,438
Income tax provision (benefit)	265	324	(4,918)
Net income	1,820	2,058	6,356
Less: Net loss attributable to non-controlling interests	—	—	(56)
Net income attributable to VMware, Inc.	$1,820	$2,058	$6,412
Net income per weighted-average share attributable to VMware, Inc. common stockholders, basic(3)	$4.34	$4.90	$15.37
Net income per weighted-average share attributable to VMware, Inc. common stockholders, diluted(3)	$4.31	$4.86	$15.08
Weighted-average shares of common stock, basic	419,504	419,841	417,058
Weighted-average shares of common stock, diluted	422,394	423,240	425,235
__________
(1) Includes related party revenue as follows (refer to Note D):
License	$1,530	$1,598	$1,569
Subscription and SaaS	820	524	342
Services	2,470	1,994	1,459
(2) Includes stock-based compensation as follows:
Cost of license revenue	$1	$1	$1
Cost of subscription and SaaS revenue	21	19	13
Cost of services revenue	92	99	83
Research and development	528	524	459
Sales and marketing	302	322	293
General and administrative	131	157	168
(3)   Automatically as a result of VMware’s spin-off from Dell on November 1, 2021 (the “Spin-Off”), each share of Class B convertible common stock converted into one fully paid and non-assessable share of Class A common stock. Subsequent to the Spin-Off, net income per weighted-average share was attributable to VMware Inc. Class A common stockholders. Prior to the Spin-Off, net income per weighted-average share was attributable to VMware Inc. Class A and Class B common stockholders (Refer to Note H).

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Net income	$1,820	$2,058	$6,356
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— for all periods	(1)	(1)	—
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $— for all periods	1	—	(2)
Net change in fair value of effective foreign currency forward contracts	—	(1)	(2)
Total other comprehensive income (loss)	—	(1)	(2)
Comprehensive income, net of taxes	1,820	2,057	6,354
Less: Net loss attributable to the non-controlling interests	—	—	(56)
Comprehensive income attributable to VMware, Inc.	$1,820	$2,057	$6,410
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)

	January 28,	January 29,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,614	$4,692
Short-term investments	19	23
Accounts receivable, net of allowance of $10 and $5	2,297	1,929
Due from related parties(1)	1,438	1,438
Other current assets	598	530
Total current assets	7,966	8,612
Property and equipment, net	1,461	1,334
Deferred tax assets	5,906	5,781
Intangible assets, net	714	993
Goodwill	9,598	9,599
Due from related parties	199	—
Other assets	2,832	2,697
Total assets	$28,676	$29,016
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$234	$131
Accrued expenses and other	2,806	2,382
Unearned revenue	6,479	5,873
Due to related parties(1)	132	—
Total current liabilities	9,651	8,386
Note payable to Dell	—	270
Long-term debt	12,671	4,717
Unearned revenue	4,743	4,441
Income tax payable	242	805
Operating lease liabilities	927	891
Due to related parties	909	—
Other liabilities	409	455
Total liabilities	29,552	19,965
Contingencies (refer to Note E)
Stockholders’ equity (deficit):
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 418,808 and 112,082 shares	4	1
Class B convertible common stock, par value $0.01; authorized none and 1,000,000 shares; issued and outstanding none and 307,222 shares	—	3
Additional paid-in capital	—	1,985
Accumulated other comprehensive loss	(5)	(5)
Retained earnings (accumulated deficit)	(875)	7,067
Total stockholders’ equity (deficit)	(876)	9,051
Total liabilities and stockholders’ equity (deficit)	$28,676	$29,016
__________
(1)   As of January 28, 2022, due from related parties and due to related parties were presented separately, as a right of setoff no longer exists subsequent to the Spin-Off. As of January 29, 2021, due from related parties was presented net of due to related parties (refer to Note D).

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Operating activities:
Net income	$1,820	$2,058	$6,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,110	1,025	873
Stock-based compensation	1,075	1,122	1,017
Deferred income taxes, net	(80)	(152)	(5,284)
(Gain) loss on equity securities and disposition of assets, net	33	(148)	(35)
Loss on extinguishment of debt	21	8	—
Other	10	(1)	9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(379)	(37)	(119)
Other current assets and other assets	(852)	(879)	(668)
Due from related parties(1)	95	19	(374)
Accounts payable	98	(69)	35
Accrued expenses and other liabilities	487	518	417
Income taxes payable	28	(68)	(23)
Unearned revenue	908	1,013	1,668
Due to related parties(1)	(17)	—	—
Net cash provided by operating activities	4,357	4,409	3,872
Investing activities:
Additions to property and equipment	(386)	(329)	(279)
Sales of investments in equity securities	77	26	—
Purchases of strategic investments	(11)	(29)	(30)
Proceeds from disposition of assets	14	28	22
Business combinations, net of cash acquired, and purchases of intangible assets	(23)	(409)	(2,437)
Net cash paid on disposition of a business	—	—	(4)
Net cash used in investing activities	(329)	(713)	(2,728)
Financing activities:
Proceeds from issuance of common stock	270	273	308
Proceeds from issuance of senior notes, net of issuance costs	5,944	1,979	—
Borrowings under term loan, net of issuance costs	3,998	—	3,393
Repayment of term loan	(500)	(1,500)	(1,900)
Repayment of current portion of senior notes	(1,519)	(1,257)	—
Repayment of note payable to Dell	(270)	—	—
Repurchase of common stock	(1,169)	(945)	(1,334)
Shares repurchased for tax withholdings on vesting of restricted stock	(385)	(412)	(534)
Payment for Special Dividend	(11,499)	—	—
Payment to acquire non-controlling interests	—	(91)	(1,666)
Contribution from Dell	—	—	27
Principal payments on finance lease obligations	(5)	(4)	(1)
Net cash used in financing activities	(5,135)	(1,957)	(1,707)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,107)	1,739	(565)
Cash, cash equivalents and restricted cash at beginning of the period	4,770	3,031	3,596
Cash, cash equivalents and restricted cash at end of the period	$3,663	$4,770	$3,031
Supplemental disclosures of cash flow information:
Issuance of VMware Class B common stock for Pivotal Class B common stock held by Dell	$—	$—	$1,101
Cash paid for interest	200	200	134
Cash paid for taxes, net	331	543	369
Non-cash items:
Changes in capital additions, accrued but not paid	$4	$(10)	$18
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	(7)	1	(13)
_________
(1) Subsequent to the Spin-Off, due from related parties and due to related parties were presented separately, as a right of setoff no longer exists. Prior to the Spin-Off, due from related parties was presented net of due to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance, February 1, 2019	111	$1	300	$3	$2,959	$(1,096)	$(2)	$1,026	$2,891
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	—	3	—	—	3
Proceeds from issuance of common stock	2	—	—	—	203	—	—	—	203
Issuance of stock-based awards in acquisition	—	—	—	—	13	—	—	—	13
Repurchase and retirement of common stock	(8)	—	—	—	(1,024)	(310)	—	—	(1,334)
Issuance of restricted stock	8	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(521)	—	—	—	(521)
Stock-based compensation	—	—	—	—	921	—	—	96	1,017
Credit from tax sharing arrangement	—	—	—	—	85	—	—	—	85
Investment from Dell, net	—	—	—	—	13	—	—	9	22
Total other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	(2)
Transactions with Pivotal's non-controlling stockholders	—	—	—	—	(649)	—	—	(1,075)	(1,724)
Issuance of VMware's Class B common stock issued to Dell	—	—	7	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	6,412	—	(56)	6,356
Balance, January 31, 2020	110	1	307	3	2,000	5,009	(4)	—	7,009
Proceeds from issuance of common stock	3	—	—	—	273	—	—	—	273
Repurchase and retirement of common stock	(7)	—	—	—	(945)	—	—	—	(945)
Issuance of restricted stock	9	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(413)	—	—	—	(413)
Stock-based compensation	—	—	—	—	1,116	—	—	—	1,116
Amount due from tax sharing arrangement	—	—	—	—	(46)	—	—	—	(46)
Total other comprehensive income (loss)	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	2,058	—	—	2,058
Balance, January 29, 2021	112	1	307	3	1,985	7,067	(5)	—	9,051
Proceeds from issuance of common stock	3	—	—	—	270	—	—	—	270
Repurchase and retirement of common stock	(8)	—	—	—	(983)	(186)	—	—	(1,169)
Issuance of restricted stock	8	—	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(378)	—	—	—	(378)
Stock-based compensation	—	—	—	—	1,096	—	—	—	1,096
Amount due from tax sharing arrangement	—	—	—	—	(67)	—	—	—	(67)
Conversion of Class B convertible common stock to Class A common stock	307	3	(307)	(3)	—	—	—	—	—
Special Dividend	—	—	—	—	(1,923)	(9,576)	—	—	(11,499)
Net income	—	—	—	—	—	1,820	—	—	1,820
Balance, January 28, 2022	419	$4	—	$—	$—	$(875)	$(5)	$—	$(876)
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Overview and Basis of Presentation
Company and Background
VMware, Inc. (“VMware”) originally pioneered the development and application of virtualization technologies with x86 server-based computing, separating application software from the underlying hardware, and then evolved to become the private cloud and mobility management leader. Building upon that leadership, VMware is focused on becoming the multi-cloud leader. Information technology (“IT”) driven innovation continues to disrupt markets and industries. Technologies emerge faster than organizations can absorb, creating increasingly complex environments. Organizations’ IT departments and corporate divisions are working at an accelerated pace to harness new technologies, platforms and cloud models, ultimately guiding businesses and their product teams through a digital transformation. To take on these challenges, the Company is helping customers drive their multi-cloud strategy by providing the multi-cloud platform for all applications, enabling digital innovation and enterprise control.
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial reporting.
On November 1, 2021, VMware’s Spin-Off from Dell Technologies Inc. (“Dell”) was completed, and, in accordance with the Separation and Distribution Agreement, effective as of April 14, 2021 (the “Separation Agreement”), upon the satisfaction of all conditions and immediately prior to the Spin-Off, VMware paid an $11.5 billion cash dividend, pro rata, to each of the holders of Class A common stock (“Class A Stock”) and Class B convertible common stock (“Class B Stock”), including Dell (the “Special Dividend”) as of October 29, 2021 (the “Record Date”). VMware funded the Special Dividend in part through the $10.0 billion of indebtedness incurred during fiscal 2022, including $6.0 billion in the senior notes that VMware issued in August 2021 and $4.0 billion in aggregate drawdowns on its senior unsecured term loan facilities on November 1, 2021. Automatically as a result of the Spin-Off, each share of Class B Stock converted into one fully paid and non-assessable share of Class A Stock.
As a result of the Spin-Off, VMware became a standalone company and entities affiliated with Michael Dell (the “MSD Stockholders”), who serves as VMware’s Chairman of the Board and chairman and chief executive officer of Dell, and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, became owners of direct interests in VMware representing 40.4% and 10.0%, respectively, of VMware’s outstanding stock, based on the shares outstanding as of January 28, 2022. Due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell, transactions with Dell continue to be considered related party transactions following the Spin-Off.
The fiscal year for VMware is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. The Company refers to its fiscal years ended January 28, 2022, January 29, 2021 and January 31, 2020 as “fiscal 2022,” “fiscal 2021,” and “fiscal 2020,” respectively. Fiscal 2022, fiscal 2021 and fiscal 2020 were each 52-week fiscal years.
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
Retrospective Combination of Historical Financial Statements
In December 2019, VMware completed the acquisition of Pivotal Software, Inc. (“Pivotal”), which was, at the time, a subsidiary of VMware’s former parent company, Dell. The purchase of the controlling interest in Pivotal from Dell was accounted for as a transaction between entities under common control in accordance with Accounting Standards Codification (“ASC”) 805-50, Business Combination - Related Issues, which requires retrospective combination of entities for all periods presented, as if the combination had been in effect since the inception of common control. The consolidated financial statements of VMware, during the year ended January 31, 2020, and notes thereto were presented on a combined basis, as both

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

VMware and Pivotal were under common control during the year ended January 31, 2020. Refer to Note B for more information on VMware’s acquisition of Pivotal.
Principles of Consolidation
The consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. The portion of results of operations attributable to the non-controlling interests for Pivotal prior to the acquisition was included in net loss attributable to non-controlling interests on the consolidated statements of income during the year ended January 31, 2020. As part of the acquisition of Pivotal, VMware acquired the non-controlling interests in Pivotal from the holders of Pivotal Class A stock and has held 100% of the controlling financial interest in Pivotal since December 2019.
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
Revenue Recognition
VMware derives revenue primarily from licensing software under perpetual and consumption-based contracts and related software maintenance and support, subscriptions, hosted services, training and consulting services. VMware accounts for a contract with a customer if all criteria defined by ASC 606, Revenue from Contracts with Customers are met, including that collectability of the consideration is probable. At inception of a contract with a customer, the Company evaluates whether the promised products and services represent distinct performance obligations within the context of the contract. Performance obligations that are both capable of being distinct on their own and distinct within the context of the contract are recognized on their own as distinct performance obligations. Performance obligations under which both of these two criteria are not met are recognized as a combined, single performance obligation. Determining whether the Company’s licenses, subscriptions and services are considered distinct performance obligations that should be accounted for separately or together often involves assumptions and significant judgments that can have a significant impact on the timing and amount of revenue recognized.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

significant standalone functionality and is a separate performance obligation from the maintenance and support and professional services sold by VMware. On-premises license revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer.
License revenue from software licenses sold to original equipment manufacturers (“OEMs”) is recognized when the sale to the end user occurs. Revenue is recognized upon reporting by the OEMs of their sales, and for the period where information of the underlying sales has not been made available, revenue is recognized based upon estimated sales.
Subscription and SaaS Revenue
VMware’s subscription and software-as-a-service (“SaaS”) revenue consists of hosted services, consumption based licensing under VCPP offerings and certain license sales of its software platform with open source licenses or offerings under which licenses and services are accounted for as combined performance obligations.
VMware’s hosted services consist of certain software offerings sold as a service-based technology without the customer’s ability to take possession of the software over the subscription term. Hosted services are recognized as SaaS revenue over time as customers consume the services or ratably over the contract term, commencing upon provisioning of the service.
VCPP partners license on-premises software from VMware on a monthly basis under a usage-based model. Generally, contracts with VCPP partners include cancellation rights. Revenue recognition is based on fees associated with reported license consumption by the VCPP partners and includes estimates for the period when consumption information has not been made available.
Subscription sales of the Company’s software platform offering provides customers with a license to its platform over a period of time, which includes, among other items, open-source software, support, enhancements, upgrades and compatibility to certified systems, all of which are offered on an if-and-when available basis. Subscription revenue is recognized ratably over the contract term beginning on the date that the Company’s platform is made available to the customer.
Subscription sales also include offerings with licenses that provide customers with access to and the right to utilize the threat intelligence capabilities and ongoing support over a period of time. VMware considers the software license and access to critical threat intelligence capabilities to be a single performance obligation. Subscription revenue is recognized ratably over the contract term beginning on the date the software is delivered to the customer.
Subscription and SaaS offerings generally have a duration of one month, one-year, or three-years and are invoiced to the customers either upfront, annually, quarterly or monthly.
Services Revenue
VMware’s services revenue generally consists of software maintenance and support and professional services. Software maintenance and support offerings entitle customers to receive major and minor product upgrades, on a when-and-if-available basis, and technical support. Maintenance and support services are comprised of multiple performance obligations including updates, upgrades to licenses and technical support. While separate performance obligations are identified within maintenance and support services, the underlying performance obligations generally have a consistent continuous pattern of transfer to a customer during the term of a contract and therefore, maintenance and support services revenue is recognized ratably over the contract duration.
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
Contracts with Multiple Performance Obligations
VMware enters into revenue contracts with multiple performance obligations in which a customer may purchase combinations of licenses, maintenance and support, subscriptions, hosted services, training, consulting services and rights to future products and services. For contracts with multiple performance obligations, VMware allocates total transaction value to the identified underlying performance obligations based on relative standalone selling price (“SSP”). VMware typically estimates SSP of performance obligations based on observable transactions when the obligations are sold on a standalone basis and those prices fall within a reasonable range. VMware utilizes the residual approach to estimate SSP primarily for offerings when sold to customers at highly variable pricing.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Deferred Commissions
Sales commissions, including the employer portion of payroll taxes, earned by VMware’s sales force are considered incremental and recoverable costs of obtaining a contract and are deferred and generally amortized on a straight-line basis over the expected period of benefit. The expected period of benefit is generally determined using the contract term or underlying technology life, if renewals are expected and the renewal commissions are not commensurate with the initial commissions. Sales commissions related to software maintenance and support renewals are deferred and amortized on a straight-line basis over the contractual renewal period.
Foreign Currency Remeasurement and Translation
The United States (“U.S.”) dollar is the functional currency of VMware’s foreign subsidiaries during the year ended January 28, 2022. During the year ended January 31, 2020, the U.S. dollar was the functional currency for the majority of VMware’s foreign subsidiaries, except for certain Pivotal foreign subsidiaries, many of which were wound down during fiscal 2021. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. VMware records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange gains and losses in other income (expense), net on the consolidated statements of income. These gains and losses are net of those recognized on foreign currency forward contracts (“forward contracts”) not designated as hedges that VMware enters into to partially mitigate its exposure to foreign currency fluctuations.
Cash and Cash Equivalents and Restricted Cash
Cash equivalents consist of money market funds and time deposits with maturities of 90 days or less from date of purchase.
Cash balances that are restricted pursuant to the terms of various agreements are classified as restricted cash and included in other current assets and other assets in the accompanying consolidated balance sheets. Refer to Note I for more information.
Investments in Equity Securities
VMware holds equity securities in publicly and privately held companies. VMware elected to measure securities in privately held companies at cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or a similar security of the same issuer. VMware’s securities in publicly held companies are measured at fair value using quoted prices for identical assets in an active market. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the consolidated statements of income.
Allowance for Credit Losses
VMware maintains an allowance for credit losses for estimated losses on uncollectible accounts receivable. VMware determines the allowance based on various factors such as historical experience, the age of the receivable and current economic conditions that may affect customers’ ability to pay. The allowance for credit losses was not significant as of January 28, 2022 and January 29, 2021.

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
Capitalized Software Development Costs
Costs associated with internal-use software, including those used to provide hosted services, during the application development stage are capitalized. Capitalization of costs begins when the preliminary project stage is completed, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases, and depreciation begins, at the point when the project is substantially complete and is ready for its intended purpose. The capitalized amounts are included in property and equipment, net on the consolidated balance sheets.
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
Business Combinations
For business combinations, with the exception of acquisitions of entities under common control, VMware recognizes the identifiable assets acquired, the liabilities assumed and any non-controlling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred over the net amounts of the identifiable tangible and intangible assets acquired and the liabilities assumed at the acquisition date.
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
Additionally, VMware enters into forward contracts, which it designates as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain foreign currencies. These forward contracts have maturities of fourteen months or less, and are adjusted to fair value through accumulated other comprehensive loss, net of tax, on the consolidated balance sheets. When the underlying expense transaction occurs, the gains or losses on the forward contract are subsequently reclassified from accumulated other comprehensive loss to the related operating expense line item on the consolidated statements of income.
The Company does not, and does not intend to, use derivative financial instruments for trading or speculative purposes.
Employee Benefit Plans
The Company has a defined contribution program for U.S. employees that complies with Section 401(k) of the Internal Revenue Code. In addition, the Company offers defined contribution plans to employees in certain countries outside the U.S.
During the years ended January 28, 2022, January 29, 2021 and January 31, 2020, the Company contributed $227 million, $176 million and $169 million, respectively, to its defined contribution plans.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $35 million, $33 million and $25 million during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
Income Taxes
Prior to the Spin-Off, although VMware’s financial results were included in the Dell consolidated tax return for U.S. federal income tax purposes, VMware’s income tax provision or benefit was calculated primarily as though the Company was a separate taxpayer, with certain transactions between the Company and Dell being assessed using consolidated tax return rules. As a result of the Spin-Off, VMware is no longer a member of the Dell consolidated tax group and the Company’s U.S. income tax will be reported separately from that of the Dell consolidated tax group. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
During the fourth quarter of fiscal 2020, VMware completed the acquisition of Pivotal. Pivotal filed and will continue to file, for the periods prior to the Spin-Off, its separate tax return for U.S. federal income tax purposes as it left the Dell consolidated tax group at the time of Pivotal’s initial public offering (“IPO”) in April 2018. Pivotal had continued to be included on Dell’s unitary state tax returns until the Spin-Off. Subsequent to the Spin-Off, Pivotal will be included in VMware’s consolidated tax group for U.S. income tax purposes.
The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) introduced significant changes to U.S. income tax law. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Act require VMware to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. GAAP allows the Company to choose between an accounting policy that treats the U.S. tax under GILTI provisions as either a current expense, as incurred, or as a component of the Company’s measurement of deferred taxes. VMware has elected to record impacts of GILTI as period costs.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Income Per Share
Basic net income per share is calculated using the weighted-average number of shares of VMware’s common stock outstanding during the period. Diluted net income per share is calculated using the weighted-average number of shares of common stock, including the dilutive effect of equity awards as determined under the treasury stock method. Prior to the Spin-Off, VMware used the two-class method to calculate net income per share. Since both classes shared the same rights in dividends, basic and diluted earnings per share were the same for both Class A Stock and Class B Stock. Automatically as a result of the Spin-Off, each share of Class B Stock converted into one share of Class A Stock and Class A Stock became, and remains, the sole outstanding class of VMware common stock, and, as a result, the two-class method is no longer applicable to the Company’s calculation of net income per share.
Concentrations of Risks
Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash on deposit with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. VMware places cash and cash equivalents and short-term investments primarily in money market funds and limits the amount of investment with any single issuer and any single financial institution.
VMware manages counterparty risk through necessary diversification of the investment portfolio among various financial institutions and by entering into derivative contracts with financial institutions that are of high credit quality.
VMware provides credit to its customers, including distributors, OEMs, resellers and end-user customers, in the normal course of business. To reduce credit risk, VMware performs periodic credit evaluations, which consider the customer’s payment history and financial stability.
One distributor accounted for 12% of VMware’s accounts receivable balance as of January 28, 2022. A second distributor accounted for 11% and 12% of VMware’s accounts receivable balance, respectively, as of January 28, 2022 and January 29, 2021. A third distributor accounted for 11% of VMware’s accounts receivable balance as of January 28, 2022. Another distributor accounted for 13% of VMware’s accounts receivable balance as of January 29, 2021.
Dell accounted for 38%, 35% and 31% of revenue during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively. In addition to Dell, one distributor accounted for 11% and 12% of revenue during the years ended January 29, 2021 and January 31, 2020, respectively. Another distributor accounted for 10% of revenue during the year ended January 31, 2020.
Accounting for Stock-Based Compensation
VMware restricted stock, including performance stock unit (“PSU”) awards, are valued based on the Company’s stock price on the date of grant. For those awards expected to vest, which only contain a service vesting feature, compensation cost is recognized on a straight-line basis over the awards’ requisite service periods.
PSU awards will vest if certain VMware-designated performance targets, including in certain cases a time-based or market-based vesting component, are achieved. All PSU awards also include a time-based vesting component. If minimum performance thresholds are achieved, each PSU award will convert into VMware’s Class A Stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the PSU awards’ requisite service periods. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted and recorded on the consolidated statements of income and the remaining unrecognized stock-based compensation is recognized over the remaining requisite service period.
With the exception of stock options assumed as a part of transactions under common control, the Black-Scholes option-pricing model is used to determine the fair value of VMware’s stock options and Employee Stock Purchase Plan shares. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected term and risk-free interest rates. These assumptions reflect the Company’s best estimates, but these items involve uncertainties based on market and other conditions outside of the Company’s control.
For outstanding equity awards assumed as a part of a transaction between entities under common control, equity awards are converted to VMware’s Class A Stock and valued at historical carrying amounts.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases
VMware adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) during fiscal 2020 and applied it retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. The Company elected to apply practical expedients upon transition to this standard, which allowed the Company to use the beginning of the period of adoption as the date of initial application, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contained a lease. Prior period amounts were not recast under this standard.
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
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standard Board issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by an acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The new standard is effective for interim and annual periods beginning after December 15, 2022, but may be early adopted. The adoption of the ASU will be applied prospectively to business combinations occurring on or after the effective date of the ASU. If the new standard is early adopted in an interim period, it should be applied retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and prospectively to all business combinations that occur on or after the date of initial application. VMware early adopted this standard during the fourth quarter of fiscal 2022. The standard did not have an impact on business combinations occurring during the year ended January 28, 2022.
Effective January 30, 2021, VMware adopted, on a modified retrospective basis, ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This update simplifies the accounting for convertible instruments and contracts in an entity’s own equity and amends the diluted earnings per share guidance for greater consistency within the standard. The standard did not have an impact on the Company’s consolidated financial statements except for the calculation of the year-to-date weighted-average diluted share count, which did not have a material impact on the Company’s diluted net income per share during the year ended January 28, 2022.
Effective January 30, 2021, VMware adopted ASU No. 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes. The standard did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncement
In November 2021, the Financial Accounting Standards Board issued ASU 2021-10, Government Assistance (Topic 832), requiring annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The new standard is effective for annual periods beginning after December 15, 2021, but may be

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

early adopted. The Company does not expect the adoption of the ASU to have a material impact on the Company’s consolidated financial statements and plans to adopt the standard during fiscal 2023 on a prospective basis.
B. Pivotal Acquisition
In December 2019, VMware completed the acquisition of Pivotal, which was, at the time, a subsidiary of VMware’s former parent company, Dell, at a blended price per share of $11.71 and an aggregate purchase consideration of $2.9 billion. The purchase consideration of $2.9 billion was comprised of $15.00 per share or $1.7 billion of cash paid to the non-controlling interest holders of Pivotal’s Class A stock, the exchange of $1.1 billion of VMware’s Class B Stock for Pivotal’s Class B common stock held by Dell, at an exchange ratio of 0.055 VMware shares for each Pivotal share, and a $155 million accrual for amounts potentially owed to dissenting shareholders in connection with the acquisition, which was recorded in accrued expenses and other on the consolidated balance sheets as of January 31, 2020. In recording the repurchase of the non-controlling interest, the Company recognized a reduction of additional paid in capital of $649 million, which corresponds to the excess of the purchase consideration of $1.8 billion that was paid and accrued, over the carrying value of the non-controlling interest of $1.2 billion. In the aggregate, this transaction resulted in a cash payout, net of cash acquired, of $838 million and the issuance of 7.2 million shares of VMware’s Class B Stock to Dell. Pivotal’s Class B common stock previously held by VMware was canceled. Following the completion of the acquisition, shares of Pivotal Class A stock ceased to be listed on the New York Stock Exchange and registration of the Pivotal Class A stock under the Exchange Act was terminated.
During the second quarter of fiscal 2021, VMware paid $91 million to dissenting stockholders of Pivotal, representing a portion of the amount accrued as of January 31, 2020.
The purchase was accounted for as a transaction between entities under common control. Assets and liabilities transferred were recorded at historical carrying amounts of Pivotal on the date of the transfer, except for certain goodwill and intangible assets that were recorded in the amounts previously recognized by Dell for Pivotal in connection with Dell’s acquisition of EMC Corporation (“EMC”) during fiscal 2016. VMware’s previous investment in Pivotal, including any unrealized gain or loss previously recognized in other income (expense), net on the consolidated statements of income, were derecognized. Transactions with Pivotal that were previously accounted for as transactions between related parties were eliminated in the consolidated financial statements for all periods presented. All intercompany transactions and account balances between VMware and Pivotal have been eliminated upon consolidation during the year ended January 31, 2020.
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
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the consolidated balance sheets. Contract assets were $36 million and $43 million as of January 28, 2022 and January 29, 2021, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of January 28, 2022, customer deposits related to customer prepayments and cloud credits of $470 million were included in accrued expenses and other and $166 million were included in other liabilities on the consolidated balance sheets. As of January 29, 2021, customer deposits related to customer prepayments and cloud credits of $294 million were included in accrued expenses and other and $163 million were included in other liabilities on the consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of January 28, 2022 and January 29, 2021 were $17 million and $31 million, respectively. Deferred commissions included in other assets were $1.2 billion and $1.1 billion as of January 28, 2022 and January 29, 2021, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the consolidated statements of income and was $517 million, $437 million and $354 million during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	January 28,	January 29,
	2022	2021
Unearned license revenue	$19	$15
Unearned subscription and SaaS revenue	2,669	1,998
Unearned software maintenance revenue	7,208	7,092
Unearned professional services revenue	1,326	1,209
Total unearned revenue	$11,222	$10,314
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of January 28, 2022 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the year ended January 28, 2022 were $9.1 billion and $8.2 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Total billings and revenue recognized during the year ended January 29, 2021 were $8.4 billion and $7.4 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. During the year ended January 29, 2021, VMware also assumed $33 million in unearned revenue in connection with business combinations.
Revenue recognized during the year ended January 31, 2020 was $6.4 billion, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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
As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 29, 2021, the aggregate transaction price allocated to remaining performance obligations was $11.3 billion, of which approximately 55% was expected to be recognized as revenue during fiscal 2022, and the remainder thereafter.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
D. Related Parties
Transactions with Dell continue to be considered related party transactions following the Spin-Off due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell.
On November 1, 2021, in connection with the Spin-Off, VMware and Dell entered into the Commercial Framework Agreement to provide a framework under which the Company and Dell will continue their strategic commercial relationship, particularly with respect to projects mutually agreed by the parties as having the potential to accelerate the growth of an industry, product, service, or platform that may provide the parties with a strategic market opportunity. The Commercial Framework Agreement has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions.
The information provided below includes a summary of transactions with Dell.
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
During the years ended January 28, 2022, January 29, 2021 and January 31, 2020, revenue from Dell accounted for 38%, 35% and 31% of VMware’s consolidated revenue, respectively. During the years ended January 28, 2022, January 29, 2021 and January 31, 2020, revenue recognized on transactions where Dell acted as an OEM accounted for 13%, 12% and 12% of total revenue from Dell, respectively, or 5%, 4% and 4% of VMware’s consolidated revenue, respectively.
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts			Unearned Revenue
	For the Year Ended			As of
	January 28,	January 29,	January 31,	January 28,	January 29,
	2022	2021	2020	2022	2021
Reseller revenue	$4,764	$4,053	$3,288	$5,550	$4,952
Internal-use revenue	56	63	82	39	45
Receipts from Dell for collaborative technology projects were not material, $13 million and $10 million during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
Customer deposits resulting from transactions with Dell were $298 million and $214 million as of January 28, 2022 and January 29, 2021, respectively.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
costs are included as expenses on VMware’s consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Dell also incurs certain administrative costs on VMware’s behalf in the U.S. that are recorded as expenses on VMware’s consolidated statements of income.
•Prior to the Spin-Off, in certain geographic regions, Dell filed a consolidated indirect tax return, which included value added taxes and other indirect taxes collected by VMware from its customers. VMware remitted the indirect taxes to Dell, and Dell remitted the tax payment to the foreign governments on VMware’s behalf.
•From time to time, VMware invoices end users on behalf of Dell for certain services rendered by Dell. Cash related to these services is collected from the end user by VMware and remitted to Dell.
•From time to time, VMware enters into agency arrangements with Dell that enable VMware to sell its subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Purchases and leases of products and purchases of services(1)	$228	$206	$242
Dell subsidiary support and administrative costs	38	74	119
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
Dell Financial Services (“DFS”)
DFS provides financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $29 million, $60 million and $66 million during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
Due To/From Related Parties
As of January 28, 2022, the current and non-current amounts due from and due to related parties were presented separately on the consolidated balance sheets, as a right of setoff no longer exists subsequent to the Spin-Off. As of January 29, 2021, the current portion of due from related parties was presented net of the current portion of due to related parties on the consolidated balance sheets.
The following table summarizes the current portion of due from and due to related parties as of January 29, 2021 (table in millions):

Due from related parties	$1,558
Due to related parties(1)	120
Current portion of due from related parties	$1,438
(1) Included an immaterial amount related to the Company’s current operating lease liabilities due to Dell.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in the current and non-current portions of due from related parties and due to related parties on the consolidated balance sheets as of January 28, 2022 included amounts due to Dell pursuant to the Tax Matters Agreement entered concurrently with the Separation Agreement, effective April 14, 2021 (the “Tax Matters Agreement”). Refer to Note P for more information.
Amounts included in the current portion of due from related parties, with the exception of DFS and tax obligations, are generally settled in cash within 60 days of each quarter-end.
Special Dividend
On November 1, 2021, VMware paid an $11.5 billion Special Dividend, pro rata, to each of the holders of Class A Stock and Class B Stock, including Dell, as of the Record Date. Based upon the number of shares of common stock held by Dell as of the Record Date, approximately $9.3 billion in cash was paid to Dell. Refer to Note A for more information regarding the Spin-Off.
Notes Payable to Dell
As of January 29, 2021, VMware had an outstanding promissory note payable to Dell in the principal amount of $270 million due December 1, 2022. VMware repaid the outstanding balance of $270 million during the third quarter of fiscal 2022. During each of the years ended January 28, 2022, January 29, 2021 and January 31, 2020, interest expense on the note payable to Dell was not significant.
E. Commitments and Contingencies
Litigation
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). Separately, on June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Court against Dell, VMware, Michael Dell, Robert Mee and Cynthia Gaylor (the “Lopez Action”), which alleges breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit against the same defendants asserting similar claims (the “Howarth Action”). On August 14, 2020, the Court entered an order consolidating the Appraisal Action, the Lopez Action and the Howarth Action into a single action (the “Consolidated Action”) for all purposes including pretrial discovery and trial. On June 23, 2020, the Company made a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. The parties are now in the expert discovery and pretrial preparation stages of the lawsuit, with the trial currently scheduled to begin on July 6, 2022. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend itself in connection with this matter.
On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) sued VMware in the United States District Court for the District of Delaware (the “Delaware Court”) for allegedly infringing two patents and three trademarks. On October 22, 2019, VMware filed a separate lawsuit against Cirba Inc. in the United States District Court for the Eastern District of Virginia for infringing four additional VMware patents, and Cirba filed a counterclaim alleging infringement of an additional Cirba patent. On January 24, 2020, a jury returned a verdict that VMware had willfully infringed Cirba’s two patents and awarded approximately $237 million in damages. VMware accrued a total of $237 million as of January 31, 2020, which reflected the estimated losses that were considered both probable and reasonably estimable at that time. The amount accrued for this matter was included in accrued expenses and other on the consolidated balance sheet as of January 31, 2020 and the charge was included in general and administrative expense on the consolidated statements of income during the year ended January 31, 2020. On December 21, 2020, the Delaware Court granted VMware’s request for a new trial and set aside the verdict and damages award (“Post-Trial Order”). Thereafter, all claims and counterclaims were consolidated into a single action for all purposes, including four patents and three trademark claims asserted by Cirba and eight patents asserted by VMware. The parties are currently in the discovery phase of the litigation, with trial currently set for April 2023. Separately, VMware has filed challenges with the U.S. Patent and Trademark Office against each of the four patents that are the subject of Cirba’s allegations. All of the challenges were granted and reviews are underway as follows: two patents are undergoing ex parte reexam review; one patent is undergoing an inter partes review; and one patent is undergoing a post-grant review. As of January 29, 2021, the Company reassessed its estimated loss accrual based on the Post-Trial Order and determined that a loss was no longer probable and reasonably estimable with respect to the consolidated action. Accordingly, the estimated loss accrual of $237 million recorded on the consolidated balance sheets was derecognized, with the credit included in general and administrative expense on the consolidated statements of income during the year ended January 29, 2021. The Company is

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be. The Company intends to vigorously defend against this matter.
In December 2019, the staff of the Enforcement Division of the SEC requested documents and information related to VMware’s backlog and associated accounting and disclosures. VMware is fully cooperating with the SEC and is engaged in discussions with the SEC about a potential resolution. VMware is unable to predict the outcome of this matter at this time.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of January 28, 2022, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.
Contractual Commitments
VMware’s minimum contractual commitments as of January 28, 2022 were as follows (table in millions):

	Purchase Obligations	Asset Retirement Obligations	Total
2023	$473	$1	$474
2024	101	1	102
2025	39	3	42
2026	1	2	3
2027	1	9	10
Thereafter	—	6	6
Total	$615	$22	$637
VMware’s contractual commitments also include principal payments on the unsecured senior notes and senior unsecured term loan facilities, leased office facilities and equipment under various lease arrangements and tax obligations. Refer to Note J for more information on VMware’s debt commitments, Note N for more information on VMware’s lease commitments and Note P for more information on VMware’s tax obligations.
Guarantees and Indemnification Obligations
VMware enters into agreements in the ordinary course of business with, among others, customers, distributors, resellers, system vendors and systems integrators. Most of these agreements require VMware to indemnify the other party against third-party claims alleging that a VMware product infringes or misappropriates a patent, copyright, trademark, trade secret or other intellectual property right. Certain of these agreements require VMware to indemnify the other party against certain claims relating to property damage, personal injury, or the acts or omissions of VMware, its employees, agents, or representatives.
Additionally, following the Spin-Off, VMware and Dell have agreed to indemnify one another pursuant to the Tax Matters Agreement for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off. Refer to Note P for more information.

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
VMware has agreed to indemnify the directors and executive officers of VMware, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. VMware’s by-laws and charter also provide for indemnification of directors and officers of VMware and VMware subsidiaries to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer. VMware also indemnifies certain employees who provide services with respect to employee benefits plans, including, for example, the members of the Administrative Committee of the VMware 401(k) Plan and employees who serve as directors or officers of VMware’s subsidiaries.
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
F. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
Business Combinations
Fiscal 2021
Acquisition of SaltStack, Inc.
During the third quarter of fiscal 2021, VMware completed the acquisition of SaltStack, Inc., a developer of intelligent, event-driven automation software, to broaden VMware’s Cloud Management capabilities from infrastructure to applications. The total purchase price, net of cash acquired, was $51 million. The purchase price primarily included $29 million of identifiable intangible assets and $24 million of goodwill that was not deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, had estimated useful lives of three years.
Acquisition of Datrium, Inc.
During the second quarter of fiscal 2021, VMware completed the acquisition of Datrium, Inc., a provider of cloud-native disaster recovery solutions, to broaden the VMware Site Recovery Disaster Recovery as a Service offerings. The total purchase price, net of cash acquired, was $137 million. The purchase price primarily included $25 million of identifiable intangible assets and $91 million of goodwill. The identifiable intangible assets, which primarily consisted of completed technology, had estimated useful lives of three years to five years. During the fourth quarter of fiscal 2021, the Company evaluated facts and circumstances that existed as of the acquisition date and adjusted the provisional amount recorded to deferred tax asset, resulting in an increase of $40 million to goodwill, and determined that intangible assets and the majority of goodwill were deductible for tax purposes.
Acquisition of Lastline, Inc.
During the second quarter of fiscal 2021, VMware completed the acquisition of Lastline, Inc., a provider of network-based security breach detection products and services, to enhance capabilities for network detection and threat analysis on VMware NSX and SD-WAN offerings. The total purchase price, net of cash acquired, was $114 million. The purchase price primarily included $29 million of identifiable intangible assets and $86 million of goodwill that was not deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, had estimated useful lives of one year to four years.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Acquisition of Nyansa, Inc.
During the first quarter of fiscal 2021, VMware completed the acquisition of Nyansa, Inc., a developer of artificial intelligence-based network analytics, to accelerate the delivery of end-to-end monitoring and troubleshooting capacities within VMware SD-WAN by VeloCloud. The total purchase price, net of cash acquired, was $38 million. The purchase price primarily included $14 million of identifiable intangible assets and $24 million of goodwill that was not deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, had estimated useful lives of one year to four years.
Other Fiscal 2021 Acquisitions
During the year ended January 29, 2021, VMware completed five other acquisitions, which were not material, individually or in aggregate, to the consolidated financial statements. VMware expected these acquisitions to primarily enhance its product features and capabilities for its VMware Carbon Black Cloud and vRealize Operations offerings. The aggregate purchase price for these five acquisitions, net of cash acquired, was $62 million and primarily included $52 million of identifiable intangible assets and $16 million of goodwill, the majority of which was deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, had estimated useful lives of one year to five years.
For each of the acquisitions completed during fiscal 2021, the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which management believed represented synergies expected from combining the technologies of VMware with those of the acquired businesses. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on management's estimates and assumptions.
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
Acquisition of Carbon Black
During the third quarter of fiscal 2020, VMware completed the acquisition of Carbon Black, a developer of cloud-native endpoint protection, in a cash tender offer for all of the outstanding shares of Carbon Black’s common stock, at a price of $26.00 per share. VMware acquired Carbon Black to create a comprehensive intrinsic security portfolio to protect workloads, clients and infrastructure from cloud to edge. Management believed the acquisition would result in synergies with the Carbon Black platform and its VMware NSX and VMware Workspace ONE offerings, among others, and enable VMware to offer a highly differentiated intrinsic security platform addressing multiple concerns of the security industry. The total purchase price was $2.0 billion, net of cash acquired of $111 million.
Merger consideration totaling $18 million was held with a third-party paying agent and was payable to certain employees of Carbon Black subject to specified future employment conditions, and was being recognized as expense over the requisite service period of approximately two years on a straight-line basis.
VMware assumed all of Carbon Black’s unvested stock options and restricted stock outstanding at the completion of the acquisition with an estimated fair value of $181 million. Of the total consideration, $171 million was allocated to future services and would be expensed over the remaining requisite service periods of approximately three years on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.2 was applied to convert Carbon Black’s outstanding equity awards into shares of VMware's common stock.
Acquisition of Avi Networks, Inc.
During the second quarter of fiscal 2020, VMware completed the acquisition of Avi Networks, Inc. (“Avi Networks”), a provider of multi-cloud application delivery services. VMware acquired Avi Networks to provide customers with application delivery controller capabilities that include server load balancing for various applications and analytics. Together, VMware and Avi Networks expected to deliver a software defined networking stack built for the multi-cloud environment. The total purchase price was $326 million, net of cash acquired of $9 million.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Merger consideration totaling $27 million was held in escrow and was payable to certain employees of Avi Networks subject to specified future employment conditions and was being recognized as expense over the requisite service period of approximately three years on a straight-line basis.
The fair value of assumed unvested equity awards attributed to post-combination services was $32 million and was being expensed over the remaining requisite service periods of approximately three years on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.
Acquisition of AetherPal, Inc.
During the first quarter of fiscal 2020, VMware completed the acquisition of AetherPal Inc., a provider of remote support solutions, to enhance VMware’s Workspace ONE offerings for a total purchase price of $45 million,
Other Fiscal 2020 Business Combinations
During the third quarter of fiscal 2020, VMware completed four other acquisitions, which were not material individually or in aggregate to the consolidated financial statements. VMware expected these acquisitions to enhance its product features and capabilities for its Software-Defined Data Center solutions and SaaS offerings. The aggregate purchase price, net of cash acquired for these four acquisitions was $68 million.
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
Definite-Lived Intangible Assets, Net
The following table summarizes the changes in the carrying amount of definite-lived intangible assets during the periods presented (table in millions):

	January 28,	January 29,
	2022	2021
Balance, beginning of the year	$993	$1,172
Additions related to business combinations and purchases of intangible assets	24	149
Amortization expense	(303)	(328)
Balance, end of the year	$714	$993
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	January 28, 2022
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$836	$(501)	$335
Customer relationships and customer lists	11.5	721	(376)	345
Trademarks and tradenames	7.7	131	(97)	34
Total definite-lived intangible assets		$1,688	$(974)	$714

	January 29, 2021
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$948	$(462)	$486
Customer relationships and customer lists	11.4	727	(281)	446
Trademarks and tradenames	7.6	132	(78)	54
Other	2.0	21	(14)	7
Total definite-lived intangible assets		$1,828	$(835)	$993

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization expense on definite-lived intangible assets was $303 million, $328 million and $300 million during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
Based on intangible assets recorded as of January 28, 2022 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

2023	$253
2024	201
2025	109
2026	69
2027	38
Thereafter	44
Total	$714
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (table in millions):

	January 28,	January 29,
	2022	2021
Balance, beginning of the year	$9,599	$9,329
Change in goodwill due to business combinations and related adjustments	(1)	270
Balance, end of the year	$9,598	$9,599
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
The following tables summarize the activity for the accrued realignment expenses during the year ended January 29, 2021 (table in millions):

	For the Year Ended January 29, 2021
	Balance as of January 31, 2020	Realignment Expense	Utilization	Balance as of January 29, 2021
Severance-related costs	$74	$42	$(113)	$3
H. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock, which includes restricted stock unit (“RSU”) and PSU awards, and stock options, including purchase options under VMware’s employee stock purchase plan, which included Pivotal’s employee stock purchase plan through the date of acquisition. Securities are excluded from the computation of diluted net income per share if their effect would be anti-dilutive. Prior to the Spin-Off, VMware used

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the two-class method to calculate net income per share. Since both classes shared the same rights in dividends, basic and diluted earnings per share were the same for both Class A Stock and Class B Stock. Automatically as a result of the Spin-Off, each share of Class B Stock converted into one share of Class A Stock and Class A Stock became, and remains, the sole outstanding class of VMware common stock, and, as a result, the two-class method is no longer applicable to the Company’s calculation of net income per share.
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Net income attributable to VMware, Inc.	$1,820	$2,058	$6,412

Weighted-average shares of common stock, basic	419,504	419,841	417,058
Effect of other dilutive securities	2,890	3,399	8,177
Weighted-average shares of common stock, diluted	422,394	423,240	425,235
Net income per weighted-average share of common stock attributable to VMware, Inc. common stockholders, basic	$4.34	$4.90	$15.37
Net income per weighted-average share of common stock attributable to VMware, Inc. common stockholders, diluted	$4.31	$4.86	$15.08
The following table sets forth the weighted-average common share equivalents of Class A Stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Anti-dilutive securities:
Employee stock options	57	150	34
Restricted stock units	463	5,038	315
Total	520	5,188	349
I. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
Cash and Cash Equivalents
Cash and cash equivalents totaled $3.6 billion and $4.7 billion as of January 28, 2022 and January 29, 2021, respectively. Cash equivalents were $3.0 billion as of January 28, 2022 and consisted of money-market funds of $3.0 billion and time deposits of $34 million. Cash equivalents were $3.8 billion as of January 29, 2021 and consisted of money-market funds of $3.7 billion and time deposits of $102 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of the periods presented (table in millions):

	January 28,	January 29,
	2022	2021
Cash and cash equivalents	$3,614	$4,692
Restricted cash within other current assets	43	56
Restricted cash within other assets	6	22
Total cash, cash equivalents and restricted cash	$3,663	$4,770

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.
Short-Term Investments
Short-term investments totaled $19 million and $23 million as of January 28, 2022 and January 29, 2021, respectively, and consisted of marketable equity securities. Refer to Note K for more information regarding the Company’s marketable equity securities.
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
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	January 28,	January 29,	Effective Interest Rate
	2022	2021
2017 Senior Notes:
2.95% Senior Note Due August 21, 2022	$—	$1,500	3.17%
3.90% Senior Note Due August 21, 2027	1,250	1,250	4.05%
2020 Senior Notes:
4.50% Senior Note Due May 15, 2025	750	750	4.70%
4.65% Senior Note Due May 15, 2027	500	500	4.80%
4.70% Senior Note Due May 15, 2030	750	750	4.86%
2021 Senior Notes:
0.60% Senior Note Due August 15, 2023	1,000	—	0.95%
1.00% Senior Note Due August 15, 2024	1,250	—	1.23%
1.40% Senior Note Due August 15, 2026	1,500	—	1.61%
1.80% Senior Note Due August 15, 2028	750	—	2.01%
2.20% Senior Note Due August 15, 2031	1,500	—	2.32%
Total principal amount	9,250	4,750
Less: unamortized discount	(15)	(7)
Less: unamortized debt issuance costs	(61)	(26)
Long-term debt	$9,174	$4,717
On January 18, 2022, VMware exercised a make-whole call and redeemed the $1.5 billion unsecured senior note due August 21, 2022 at a premium. The loss on extinguishment of debt was $21 million during the year ended January 28, 2022 and was recognized in other income (expense), net on the consolidated statements of income.
On May 11, 2020, VMware exercised a make-whole call and redeemed the $1.3 billion unsecured senior note due August 21, 2020 at a premium. The loss on extinguishment of debt was not material during the year ended January 29, 2021 and was recognized in other income (expense), net on the consolidated statements of income.
Interest on the 2021 Senior Notes is payable semiannually in arrears, on February 15 and August 15 of each year, commencing on February 15, 2022. Interest on the 2020 Senior Notes is payable semiannually in arrears, on May 15 and November 15 of each year, commencing on November 15, 2020. The interest rate on the 2020 Senior Notes is subject to adjustment based on certain rating events. Interest on the 2017 Senior Notes is payable semiannually in arrears, on February 21 and August 21 of each year, commencing on February 21, 2018. Interest expense was $240 million, $183 million and $129

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
million during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
The future principal payments for the Senior Notes as of January 28, 2022 were as follows (amounts in millions):

2023	$—
2024	1,000
2025	1,250
2026	750
2027	1,500
Thereafter	4,750
Total	$9,250
Refer to Note D for disclosure regarding the note payable to Dell.
Senior Unsecured Term Loan Facility
On September 2, 2021, VMware received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that provided the Company with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). On November 1, 2021, the Company drew down an aggregate of $4.0 billion with a weighted average interest rate of 0.90%. The drawdown was used to fund a portion of the Special Dividend in connection with the Spin-Off. On January 25, 2022, the Company repaid an aggregate of $500 million. As of January 28, 2022, the outstanding balance on the 2021 Term Loan of $3.5 billion, net of unamortized debt issuance cost, was included in long-term debt on the consolidated balance sheets.
On September 26, 2019, VMware entered into a senior unsecured term loan facility (the “2019 Term Loan”) with a syndicate of lenders that provided the Company with a borrowing capacity of up to $2.0 billion through February 7, 2020 for general corporate purposes. During the year ended January 31, 2020, the Company drew down an aggregate of $3.4 billion and repaid an aggregate of $1.9 billion. During the third quarter of fiscal 2021, VMware repaid the outstanding balance of $1.5 billion on the 2019 Term Loan.
The 2021 Term Loan, together with the 2019 Term Loan (the “Term Loan”) contain certain representations, warranties and covenants. Commitment fees incurred on the Term Loan were not significant for the periods presented. Interest expense for the Term Loan, including amortization of issuance costs, was not significant during the year ended January 28, 2022, and was $17 million and $15 million during the years ended January 29, 2021 and January 31, 2020, respectively.
Revolving Credit Facility
On September 2, 2021, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 Revolving Credit Facility”). The 2021 Revolving Credit Facility replaced the Company’s existing $1.0 billion revolving credit facility that was entered into on September 12, 2017 and was undrawn. Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of January 28, 2022, there was no outstanding borrowing under the 2021 Revolving Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the 2021 Revolving Credit Facility may vary based on VMware’s external credit ratings. The amount incurred in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the year ended January 28, 2022.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	January 28, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,998	$—	$2,998
Time deposits(1)	—	34	34
Total cash equivalents	$2,998	$34	$3,032
Short-term investments:
Marketable equity securities	$19	$—	$19
Total short-term investments	$19	$—	$19

	January 29, 2021
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$3,738	$—	$3,738
Time deposits(1)	—	102	102
Total cash equivalents	$3,738	$102	$3,840
Short-term investments:
Marketable equity securities	$23	$—	$23
Total short-term investments	$23	$—	$23
(1) Time deposits were valued at amortized cost, which approximated fair value.
The Senior Notes, 2021 Term Loan and note payable to Dell were not recorded at fair value. The fair value of the Senior Notes was approximately $9.3 billion and $5.3 billion as of January 28, 2022 and January 29, 2021, respectively. The fair value of the 2021 Term Loan approximated its carrying value as of January 28, 2022. The fair value of the note payable to Dell was $276 million as of January 29, 2021. VMware repaid the outstanding balance of $270 million on the note payable to Dell during the third quarter of fiscal 2022. Fair value for the Senior Notes and note payable to Dell was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. There is no net impact to the consolidated statements of income since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at $162 million and $140 million as of January 28, 2022 and January 29, 2021, respectively, and were included in other assets on the consolidated balance sheets. Liabilities associated with this plan were included in accrued expenses and other of $16 million and in other liabilities of

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
$146 million on the consolidated balance sheets as of January 28, 2022. Liabilities associated with this plan of $140 million were included in other liabilities on the consolidated balance sheets as of January 29, 2021.
Equity Securities With a Readily Determinable Fair Value
VMware’s equity securities include an investment in a company that completed its initial public offering during the third quarter of fiscal 2021. The fair value of the investment is based on quoted prices for identical assets in an active market (Level 1). As of January 29, 2021, this investment had a fair value of $162 million, of which $139 million was included in other assets on the consolidated balance sheets due to a certain sale restriction and $23 million was included in short-term investments as they were unrestricted and available for sale. The sale restriction lapsed for the remaining shares during the first quarter of fiscal 2022. As of January 28, 2022, the fair value of the investment was $19 million and was included in short-term investments on the consolidated balance sheets.
The carrying value at the time of sale for the investments sold during the years ended January 28, 2022 and January 29, 2021 was $83 million and $26 million, respectively. A loss of $37 million and a gain of $23 million were recognized on the investments sold during the years ended January 28, 2022 and January 29, 2021, respectively. An unrealized loss of $29 million was recognized during the year ended January 28, 2022 on the investment still held as of January 28, 2022 . Unrealized gains of $140 million and $21 million were recognized during the years ended January 29, 2021 and January 31, 2020, respectively on the investments still held as of January 29, 2021 and January 31, 2020, respectively. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the consolidated statements of income.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of January 28, 2022 and January 29, 2021, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $163 million and $129 million, respectively, and were included in other assets on the consolidated balance sheets.
During the years ended January 28, 2022 and January 31, 2020, gross upward adjustments of $29 million and $16 million, respectively, were recognized on securities still held as of January 28, 2022 and January 31, 2020, respectively. During the year ended January 29, 2021, gross downward adjustments of $14 million were recognized on securities still held as of January 29, 2021.
Unrealized gains, net recognized on securities still held as of January 28, 2022 and January 31, 2020 were $25 million and $14 million, respectively, during the years ended January 28, 2022 and January 31, 2020, respectively. Unrealized losses, net recognized on securities still held as of January 29, 2021 were $12 million during the year ended January 29, 2021. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the consolidated statements of income in the same period that the underlying expenses are incurred. During the years ended January 28, 2022, January 29, 2021 and January 31, 2020, the effective portion of gains or losses reclassified to the consolidated statements of income was not significant. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the consolidated statements of income in the same period that the interest charges are incurred.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
These forward contracts have maturities of fourteen months or less, and as of January 28, 2022 and January 29, 2021, outstanding forward contracts had a total notional value of $642 million and $486 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of January 28, 2022 and January 29, 2021.
During the years ended January 28, 2022, January 29, 2021 and January 31, 2020, all cash flow hedges were considered effective.
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
These forward contracts generally have a maturity of one month, and as of January 28, 2022 and January 29, 2021, outstanding forward contracts had a total notional value of $1.5 billion and $1.2 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of January 28, 2022 and January 29, 2021.
Gains related to the settlement of forward contracts were $57 million and $54 million during the years ended January 28, 2022 and January 31, 2020, respectively. The loss related to the settlement of forward contracts was $63 million during the year ended January 29, 2021. Gains and losses are recorded in other income (expense), net on the consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the year ended January 28, 2022. The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities resulted in net gains of $31 million during each of the years ended January 29, 2021 and January 31, 2020. Net gains and losses are recorded in other income (expense), net on the consolidated statements of income.
M. Property and Equipment, Net
Property and equipment, net, as of the periods presented consisted of the following (table in millions):

	January 28,	January 29,
	2022	2021
Equipment and software	$1,729	$1,620
Buildings and improvements	1,170	1,137
Furniture and fixtures	134	132
Capital in progress	179	82
Total property and equipment	3,212	2,971
Accumulated depreciation	(1,751)	(1,637)
Total property and equipment, net	$1,461	$1,334
Capital in progress primarily consisted of capitalized costs associated with the development of internal-use software and various building and site improvements that had not yet been placed into service.
Depreciation expense was $276 million, $253 million and $234 million during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
N. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 24 years.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease expense during the periods presented were as follows (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Operating lease expense	$192	$190	$167
Finance lease expense:
Amortization of ROU assets	6	6	4
Interest on lease liabilities	1	2	1
Total finance lease expense	7	8	5
Short-term lease expense	1	3	3
Variable lease expense	31	29	31
Total lease expense	$231	$230	$206
From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was $20 million, $20 million and $22 million during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
Supplemental cash flow information related to operating and finance leases during the periods presented was as follows (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$173	$174	$167
Operating cash flows from finance leases	1	1	2
Financing cash flows from finance leases	5	4	1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$225	$275	$226
Finance leases	—	1	63

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental balance sheet information related to operating and finance leases as of the periods presented was as follows (table in millions):

	January 28, 2022
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$1,062	$46

Lease liabilities, current(2)	$145	$5
Lease liabilities, non-current(3)	927	43
Total lease liabilities	$1,072	$48

	January 29, 2021
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$997	$53

Lease liabilities, current(2)	$109	$5
Lease liabilities, non-current(3)	891	50
Total lease liabilities	$1,000	$55
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
Lease term and discount rate related to operating and finance leases as of the periods presented were as follows:

	January 28,	January 29,
	2022	2021
Weighted-average remaining lease term (in years)
Operating leases	11.9	12.6
Finance leases	7.3	8.3
Weighted-average discount rate
Operating leases	3.2%	3.5%
Finance leases	2.9%	2.9%

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of January 28, 2022 (table in millions):

	Operating Leases	Finance Leases
2023	$176	$7
2024	165	7
2025	121	6
2026	116	7
2027	99	8
Thereafter	666	19
Total future minimum lease payments	1,343	54
Less: Imputed interest	(271)	(6)
Total lease liabilities(1)	$1,072	$48
(1) Total lease liabilities as of January 28, 2022 excluded legally binding lease payments for leases signed but not yet commenced of $29 million.
The amount of the future operating lease commitments after fiscal 2027 is primarily for the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in fiscal 2047. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.
O. Accrued Expenses and Other
Accrued expenses and other as of the periods presented consisted of the following (table in millions):

	January 28,	January 29,
	2022	2021
Accrued employee related expenses	$1,412	$1,266
Accrued partner liabilities	212	218
Customer deposits	470	294
Lease liabilities	150	114
Other(1)	562	490
Total	$2,806	$2,382
(1) Other primarily consists of interest accrual on outstanding debt, indirect tax accrual, and litigation accrual.
Accrued partner liabilities primarily relate to rebates and marketing development fund accruals for channel partners, system vendors and systems integrators. Accrued partner liabilities also include accruals for professional service arrangements for which VMware intends to leverage channel partners to directly fulfill the obligation to its customers.
P. Income Taxes
The domestic and foreign components of income before income tax for the periods presented were as follows (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Domestic	$633	$932	$895
Foreign	1,452	1,450	543
Total income before income tax	$2,085	$2,382	$1,438

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
VMware’s income tax provision (benefit) for the periods presented consisted of the following (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Federal:
Current	$16	$157	$78
Deferred	64	(19)	(219)
	80	138	(141)
State:
Current	50	73	45
Deferred	(13)	(14)	(44)
	37	59	1
Foreign:
Current	279	246	240
Deferred	(131)	(119)	(5,018)
	148	127	(4,778)
Total income tax provision (benefit)	$265	$324	$(4,918)
Provision for income taxes decreased during the year ended January 28, 2022 compared to January 29, 2021, primarily driven by $31 million discrete tax benefit related to the book and tax basis difference on the Company’s investment in equity securities recognized during the year ended January 28, 2022 as compared to a discrete tax expense of $52 million during the year ended January 29, 2021. The decrease was partially offset by a discrete tax benefit of $59 million due to an intra-group transfer of Pivotal’s intellectual property rights to the Company’s Irish subsidiary during the year ended January 29, 2021.
Provision for income taxes increased during the year ended January 29, 2021 compared to January 31, 2020, primarily driven by a decrease in discrete tax benefits related to intra-group transfers of certain of the Company’s intellectual property rights. The increase was also driven by a decrease in excess tax benefits recognized, which were $41 million during the year ended January 29, 2021 compared to $182 million during the year ended January 31, 2020.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of VMware’s effective tax rate to the statutory federal tax rate for the periods presented was as follows:

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Statutory federal tax rate	21%	21%	21%
State taxes, net of federal benefit	1%	2%	—%
Tax rate differential for non-U.S. jurisdictions	(10)%	(8)%	(3)%
Research and development tax credit	(4)%	(3)%	(8)%
Excess tax benefits from stock-based compensation	(1)%	(1)%	(11)%
Discrete tax benefit due to IP Transfer(1)	—%	(2)%	(343)%
U.S. tax on foreign earnings	1%	2%	—%
Permanent items	5%	3%	—%
Effective tax rate	13%	14%	(344)%
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

	January 28,	January 29,
	2022	2021
Deferred tax assets:
Accruals and other	$280	$238
Lease liabilities	179	167
Unearned revenue	538	501
Stock-based compensation	76	86
Tax credit and net operating loss carryforwards	710	553
Other assets, net	135	54
Intangible and other non-current assets	4,916	4,900
Gross deferred tax assets	6,834	6,499
Valuation allowance	(471)	(366)
Total deferred tax assets	6,363	6,133
Deferred tax liabilities:
Deferred commissions	(177)	(158)
ROU Assets	(151)	(145)
Property, plant and equipment, net	(134)	(109)
Total deferred tax liabilities	(462)	(412)
Net deferred tax assets	$5,901	$5,721
The increase in net deferred tax assets from January 29, 2021 to January 28, 2022 was primarily driven by the increase in certain tax attributes, which were allocated from Dell, as a result of the Spin-Off of $165 million as of January 28, 2022.
VMware had federal, state and foreign net operating loss carryforwards of $269 million, $521 million and $9 million, as of January 28, 2022, respectively. VMware had federal, state and foreign net operating loss carryforwards of $655 million, $714 million and $191 million as of January 29, 2021, respectively. The federal and state net operating loss carryforwards will start to expire in fiscal 2023, if not utilized. These net operating losses have various carryforward periods, including certain

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
portions that can be carried forward indefinitely. The majority of the Company’s foreign net operating loss carryforwards can be carried forward indefinitely.
VMware had federal research and development (“R&D”) tax credit carryforwards of $164 million and $46 million as of January 28, 2022 and January 29, 2021, respectively. The federal R&D tax credit will start to expire in fiscal 2025, if not utilized. VMware also had California and other state R&D credit carryforwards for income tax purposes of $397 million and $323 million as of January 28, 2022 and January 29, 2021, respectively. The California R&D tax credit carryforwards can be carried forward indefinitely and the other state R&D tax credit carryforwards will start to expire in fiscal 2023, if not utilized. In addition, VMware had federal foreign tax credit carryforwards of $49 million as of January 28, 2022 and the amount was not significant as of January 29, 2021. The federal foreign tax credit will start to expire in fiscal 2027, if not utilized. VMware also had non-U.S. capital loss carryforwards of $23 million and $22 million as of January 28, 2022 and January 29, 2021, respectively, which can be carried forward indefinitely.
VMware determined that the realization of deferred tax assets relating to portions of the state R&D tax credits and foreign capital loss carryforwards did not meet the more-likely-than-not threshold. Accordingly, a valuation allowance of $471 million and $366 million was recorded as of January 28, 2022 and January 29, 2021, respectively. If, in the future, new evidence supports the realization of the deferred tax assets related to these items, the valuation allowance will be reversed and a tax benefit will be recorded accordingly.
VMware believes it is more-likely-than-not that the net deferred tax assets as of January 28, 2022 and January 29, 2021, will be realized in the foreseeable future as VMware believes that it will generate sufficient taxable income in future years. VMware's ability to generate sufficient taxable income in future years in appropriate tax jurisdictions will determine the amount of net deferred tax asset balances to be realized in future periods. During the year ended January 28, 2022, the total change in the valuation allowance was $105 million, which was primarily due to certain tax attributes allocated by Dell as a result of the Spin-Off and California R&D credits generated in the current year, partially offset by the California R&D credits usage.
For the periods presented, VMware’s rate of taxation in non-U.S. jurisdictions was lower than the U.S. tax rate. VMware’s non-U.S. earnings are primarily earned by its subsidiary organized in Ireland, where the statutory rate is 12.5%. Prior to the year ended February 2, 2018, the Company did not recognize a deferred tax liability related to undistributed foreign earnings of its subsidiaries because such earnings were considered to be indefinitely reinvested in its foreign operations, or were remitted substantially free of U.S. tax. Under the 2017 Tax Act, all foreign earnings are subject to U.S. taxation. As a result, the Company repatriated, and expects to continue to repatriate, a substantial portion of its foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. As of January 28, 2022, the amount of deferred tax liability related to the potential repatriation of foreign earnings was not material. Further developments in non-U.S. tax jurisdictions and unfavorable changes in non-U.S. tax laws and regulations, such as foreign tax laws enacted in response to the 2017 Tax Act, could result in adverse changes to global taxation and materially affect VMware’s financial position, results of operations, or annual effective tax rate.
Tax Agreements with Dell
Pursuant to the Tax Matters Agreement, VMware and Dell agreed to terminate the former tax sharing agreement as amended on December 30, 2019 (the “Tax Sharing Agreement”, together with the Tax Matters Agreement and the Letter Agreement (as defined below), the “Tax Agreements”). The Tax Matters Agreement governs the Company’s and Dell’s respective rights and obligations, both for pre-Spin-Off periods and post-Spin-Off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.
Prior to the Spin-Off, although VMware’s financial results were included in the Dell consolidated tax return for U.S. federal income tax purposes, VMware’s income tax provision or benefit was calculated primarily as though VMware was a separate taxpayer, with certain transactions between VMware and Dell being assessed using consolidated tax return rules. VMware was jointly and severally liable for tax obligation on Dell’s consolidated tax returns, and, as such, net amount due to Dell under the Tax Sharing Agreement of $451 million was included in income tax payable on the consolidated balance sheets as of January 29, 2021. This amount was primarily related to VMware’s estimated tax obligation resulting from the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”).
As a result of the Spin-Off, VMware is no longer a member of the Dell consolidated tax group and the Company’s U.S. federal income tax will be reported separately from that of the Dell consolidated tax group. VMware and Dell have agreed to indemnify one another, pursuant to the Tax Matters Agreement, for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off. Amounts due to and due from Dell under the Tax Matters Agreement were reclassified to current and non-current portions of due to related parties and due from related parties, respectively, on the consolidated balance sheets as of January 28, 2022. Certain adjustments to these amounts that will be recognized in future periods will be recorded with an offset

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
to other income (expense), net on the consolidated statements of income. The actual amount that VMware may receive from or pay to Dell could vary depending on the outcome of tax matters arising from Dell’s future tax audits, which may not be resolved for several years.
Amounts due to and due from Dell pursuant to the Tax Matters Agreement consisted of the following as of January 28, 2022 (table in millions):

January 28,
2022
Due from related parties:
Current	$6
Non-current	199
Due to related parties:
Current	$61
Non-current	909
As of January 28, 2022, amounts due to Dell pursuant to the Tax Matters Agreement primarily related to the Transition Tax of $504 million and uncertain tax positions of $276 million. The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) included a deferral election for an eight-year installment payment method on the Transition Tax. The Company expects to pay the remainder of its Transition Tax as of January 28, 2022 over a period of four years.
VMware has made payments to Dell pursuant to the Tax Agreements. The following table summarizes the payments made during the periods presented (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Payments from VMware to Dell, net(1)	$36	$307	$159
(1) Included refunds received from Dell of $60 million during the year ended January 28, 2022.
Payments from VMware to Dell under the Tax Agreements relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return, state tax payments for combined states and estimated tax obligation resulting from the Transition Tax. The timing of the tax payments due to and from Dell is governed by the Tax Agreements. VMware’s portion of the Transition Tax is governed by a letter agreement between Dell, EMC and VMware executed on April 1, 2019 (the “Letter Agreement”). Prior to the Spin-Off, VMware’s portion of federal income taxes on Dell’s consolidated tax return differed from the amounts VMware owed on a separate tax return basis and VMware’s payments to Dell generally were capped at the amount that VMware would have paid on a separate tax return basis. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the Tax Agreements was recorded as a decrease in additional paid-in capital of $67 million and $46 million, respectively, during the years ended January 28, 2022 and January 29, 2021. The difference between the amount of tax calculated on a separate tax return basis and the amount of tax calculated pursuant to the Tax Agreements was recorded as an increase in additional paid-in capital of $85 million during the year ended January 31, 2020, primarily due to a reduction in Transition Tax liability based on the terms of the Letter Agreement and certain tax attribute determination made by Dell.
Pivotal Tax Sharing Agreement with Dell
Pursuant to a tax sharing agreement, Pivotal historically received payments from Dell for tax benefits that Dell realized due to Pivotal’s inclusion on such returns. Payments received from Dell were recognized as a component of additional paid-in capital. During the year ended January 31, 2020, $25 million was recognized in additional paid-in capital related to Pivotal’s tax sharing agreement with Dell. There were no payments received from Dell during each of the years ended January 28, 2022 and January 29, 2021.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties associated with unrecognized tax benefits, for the periods presented is as follows (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Balance, beginning of the year	$508	$479	$385
Tax positions related to current year:
Additions	68	65	116
Tax positions related to prior years:
Additions	2	12	98
Reductions	(10)	(25)	(7)
Settlements	(25)	(14)	(28)
Reductions resulting from a lapse of the statute of limitations	(10)	(14)	(83)
Foreign currency effects	(6)	5	(2)
Balance, end of the year	$527	$508	$479
Of the net unrecognized tax benefits, including interest and penalties, $242 million and $352 million were included in income tax payable on the consolidated balance sheets as of January 28, 2022 and January 29, 2021, respectively. Approximately $397 million and $341 million, respectively, would, if recognized, benefit VMware's annual effective income tax rate. VMware includes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $60 million and $48 million of interest and penalties associated with unrecognized tax benefits as of January 28, 2022 and January 29, 2021, respectively. Interest and penalties associated with uncertain tax positions included in income tax expense (benefit) were not significant during the years ended January 28, 2022, January 29, 2021 and January 31, 2020. Unrecognized tax benefits that VMware and Dell have agreed to indemnify one another for, pursuant to the Tax Matters Agreement as a result of the Spin-Off, are recorded in the non-current portion of due to related parties on the consolidated balance sheets and were $276 million as of January 28, 2022.
The Dell consolidated group is routinely under audit by the IRS, including for years during which VMware was a part of the Dell-owned EMC consolidated group. All U.S. federal income tax matters have been concluded for years through fiscal 2016 while VMware was part of the Dell-owned EMC consolidated group. The IRS has started its examination of fiscal years 2015 through 2019 for the Dell consolidated group, of which VMware was part beginning with fiscal 2017. In addition, VMware is under corporate income tax audits in various states and non-U.S. jurisdictions. Pursuant to the Tax Agreements, when VMware becomes subject to federal tax audits for periods during which it was a member of Dell’s consolidated group, Dell has the authority to control the audit and represent Dell’s and VMware’s interests to the IRS.
Open tax years subject to examinations for larger non-U.S. jurisdictions vary beginning in 2008. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. When considering the outcomes and the timing of tax examinations, the expiration of statutes of limitations for specific jurisdictions, or the timing and result of ruling requests from taxing authorities, it is reasonably possible that total unrecognized tax benefits could be potentially reduced by approximately $20 million within the next 12 months.
Q. Stockholders’ Equity
Special Dividend
On November 1, 2021, VMware paid an $11.5 billion Special Dividend, pro rata, to each of the holders of Class A Stock and Class B Stock as of the Record Date. The Special Dividend was recorded as a reduction to retained earnings and then to additional paid-in capital until each of the respective balances were reduced to zero. The remaining amount was recorded to accumulated deficit. Automatically as a result of the Spin-Off, each share of Class B Stock converted into one fully paid and non-assessable share of Class A Stock and Class A Stock became, and remains, the sole outstanding class of VMware’s common stock. Refer to Note A for more information regarding the Spin-Off.
Equity awards that were outstanding at the time of the Special Dividend were adjusted pursuant to existing anti-dilution provisions in the Company’s stock plan documents that provide for equitable adjustments to be determined by VMware’s

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Compensation Committee in the event of an extraordinary cash dividend. A conversion ratio based on the per share dividend amount and VMware’s closing stock price on November 1, 2021 was used to adjust the equity awards outstanding at the time of the Special Dividend. The anti-dilution adjustments to awards proportionately increased the number of outstanding restricted stock units and stock options and reduced the exercise prices of outstanding stock options by a conversion ratio of 1.2191, resulting in an increase of 4.2 million restricted stock units and stock options. The adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments were required by the Company’s equity incentive plan.
VMware Equity Plan
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). On June 25, 2019 and July 23, 2021, VMware amended its 2007 Plan to increase the number of shares available for issuance by 13.0 million shares and 15.0 million shares of Class A Stock, respectively. As of January 28, 2022, 183.7 million shares have been authorized for issuance or substituted in the course of business combinations pursuant to the terms of the 2007 Plan since its inception, including 16.6 million shares that were automatically added pursuant to the anti-dilution provisions of the 2007 Plan triggered by payments of the special dividend during fiscal 2019 and fiscal 2022 (the “Anti-Dilution Adjustment”).
Awards under the 2007 Plan may be in the form of stock-based awards, such as restricted stock units, or stock options. VMware’s Compensation Committee determines the vesting schedule for all equity awards. Generally, restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and semi-annually thereafter. The per share exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the per share fair market value of VMware Class A Stock on the date of grant. Options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. As of January 28, 2022, there was an aggregate of 36.5 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan, including 9.5 million shares included in the Anti-Dilution Adjustment.
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
The following table summarizes stock repurchase authorizations approved by VMware’s board of directors, which were open or completed during the years ended January 28, 2022, January 29, 2021 and January 31, 2020 (amounts in table in millions):

Announcement Date	Amount Authorized	Expiration Date	Status
October 7, 2021(1)	$2,000	February 2, 2024	Open
July 15, 2020	1,000	January 28, 2022	Terminated(2)
May 29, 2019	1,500	January 28, 2022(3)	Completed in fiscal 2022
August 14, 2017	1,000	August 31, 2019	Completed in fiscal 2020
(1) The October 2021 authorization was effective as of November 1, 2021.
(2) The July 2020 authorization, under which $183 million remained unpurchased, was terminated on November 1, 2021.
(3) In July 2020, VMware’s Board of Directors extended its authorization of the existing stock repurchase program through January 28, 2022.
In the aggregate, $1.7 billion remained available for repurchase as of January 28, 2022.
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Aggregate purchase price(1)	$1,169	$945	$1,334
Class A Stock repurchased	8,197	6,944	7,664
Weighted-average price per share	$142.61	$136.13	$174.02
(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital until the balance is reduced to zero and the excess is recorded as a reduction to retained earnings (accumulated deficit).
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
The following table summarizes restricted stock activity since February 1, 2019 (units in thousands):

	VMware		Pivotal
	Number of Units	Weighted-Average Grant Date Fair Value (per unit)	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, February 1, 2019(1)	18,215	$90.06	9,501	$15.77
Granted(2)	9,074	157.07	20,504	16.02
Vested	(8,179)	80.28	(4,009)	15.56
Forfeited(3)	(1,636)	101.29	(25,996)	16.01
Outstanding, January 31, 2020	17,474	128.38	—	—
Granted	11,201	149.63	n/a	n/a
Vested	(8,296)	114.59	n/a	n/a
Forfeited	(2,589)	137.55	n/a	n/a
Outstanding, January 29, 2021	17,790	147.46	n/a	n/a
Granted	12,400	141.46	n/a	n/a
Special Dividend adjustment	4,068	n/a	n/a	n/a
Vested	(7,593)	134.00	n/a	n/a
Forfeited	(3,663)	146.13	n/a	n/a
Outstanding, January 28, 2022	23,002	123.06	n/a	n/a
(1) The weighted-average grant date fair value of outstanding restricted stock as of February 1, 2019 reflected the adjustments to the awards as a result of the special dividend in July 2018.
(2) Restricted stock granted under the 2007 Plan included 2.2 million RSU awards issued for outstanding unvested RSUs as part of the Pivotal acquisition.
(3) Restricted stock forfeited under the Pivotal equity plan included 21.7 million RSU awards that were converted to VMware RSU awards as part of the Pivotal acquisition, using a conversion ratio of 0.1.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of January 28, 2022, the 23.0 million units outstanding included 22.0 million of RSUs and 1.0 million of PSUs. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations.
Restricted stock that is expected to vest as of January 28, 2022 was as follows (units in thousands, aggregate intrinsic value in millions):

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Expected to vest	19,885	1.30	$2,568
(1) The aggregate intrinsic value represents the total pre-tax intrinsic values based on VMware's closing stock price of $129.14 as of January 28, 2022, which would have been received by the restricted stock holders had the restricted stock been issued as of January 28, 2022.
The aggregate vesting date fair value of VMware’s restricted stock that vested during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, was $1.1 billion, $1.1 billion and $1.4 billion, respectively. As of January 28, 2022, restricted stock representing 23.0 million shares of VMware’s Class A Stock were outstanding, with an aggregate intrinsic value of $3.0 billion based on VMware’s closing stock price as of January 28, 2022.
The aggregate vesting date fair value of Pivotal’s restricted stock that vested during the year ended January 31, 2020, prior to the acquisition, was $68 million. No restricted stock vested during the year ended February 1, 2019.
VMware and Pivotal Employee Stock Purchase Plans
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. On June 25, 2019 and July 23, 2021, VMware amended its ESPP to increase the number of shares authorized for issuance by 9.0 million shares and 5.0 million shares of Class A Stock, respectively. As of January 28, 2022, the number of authorized shares under the ESPP was 37.3 million shares. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. The option period is generally twelve months and includes two embedded six-month option periods. Options are exercised at the end of each embedded option period. If the fair market value of the stock is lower on the first day of the second embedded option period than it was at the time of grant, then the twelve-month option period expires and each participant is granted a new twelve-month option. As of January 28, 2022, 15.2 million shares of VMware Class A Stock were available for issuance under the ESPP.
The following table summarizes ESPP activity for VMware during the periods presented (cash proceeds in millions, shares in thousands):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Cash proceeds	$236	$207	$172
Class A Stock purchased	2,116	2,025	1,489
Weighted-average price per share	$111.31	$102.44	$115.51
As of January 28, 2022, $112 million of ESPP withholdings were recorded as a liability in accrued expenses and other on the consolidated balance sheets for the purchase that occurred on February 28, 2022.
Prior to the acquisition of Pivotal, Pivotal granted options to eligible Pivotal employees to purchase shares of its Class A stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value of the Pivotal stock at the time of exercise. Pivotal’s ESPP activity was not material during the year ended January 31, 2020.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
VMware and Pivotal Stock Options
The following table summarizes stock option activity for VMware and Pivotal since February 1, 2019 (shares in thousands):

	VMware		Pivotal
	Number of Shares	Weighted-Average Exercise Price (per share)	Number of Shares	Weighted-Average Exercise Price (per share)
Outstanding, February 1, 2019(1)	1,969	$36.50	45,901	$8.31
Granted(2)	1,571	73.19	—	—
Forfeited(3)	(149)	52.83	(10,822)	10.65
Expired	—	—	(128)	10.10
Exercised(4)	(776)	39.94	(34,951)	7.59
Outstanding, January 31, 2020	2,615	56.58	—	—
Granted	31	43.20	n/a	n/a
Forfeited	(156)	70.75	n/a	n/a
Exercised	(1,247)	52.34	n/a	n/a
Outstanding, January 29, 2021	1,243	58.68	n/a	n/a
Granted	4	97.91	n/a	n/a
Special Dividend adjustment	147	n/a	n/a	n/a
Forfeited	(104)	63.73	n/a	n/a
Exercised	(604)	57.19	n/a	n/a
Outstanding, January 28, 2022	686	46.95	n/a	n/a
(1) The weighted-average exercise price of options outstanding as of February 1, 2019 reflected the adjustments to the options as a result of the special dividend in July 2018.
(2) Stock options granted under the 2007 Plan included 0.6 million options issued for unvested options as part of the Pivotal acquisition.
(3) Stock options forfeited under the Pivotal equity plan included 6.2 million options converted to VMware options as part of the Pivotal acquisition, using a conversion ratio of 0.1.
(4) Stock options exercised under the Pivotal equity plan included $22.4 million of vested options that were settled in cash as part of the Pivotal acquisition.
Options granted during the periods presented relate to unvested stock options assumed in business combinations, and as a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.
The stock options outstanding as of January 28, 2022 had an aggregate intrinsic value of $56 million based on VMware’s closing stock price as of January 28, 2022.
Options outstanding that are exercisable and that have vested and are expected to vest as of January 28, 2022 were as follows (outstanding options in thousands, aggregate intrinsic value in millions):

	VMware Stock Options
	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Exercisable	623	$46.96	5.35	$51
Vested and expected to vest	685	46.91	5.49	56

(1) The aggregate intrinsic values represent the total pre-tax intrinsic values based on VMware's closing stock price of $129.14 as of January 28, 2022, which would have been received by the option holders had all in-the-money options been exercised as of that date.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The total fair value of VMware stock options that vested during the years ended January 28, 2022, January 29, 2021 and January 31, 2020 was $26 million, $92 million and $64 million, respectively. Total fair value of Pivotal stock options that vested during the year ended January 31, 2020 was $27 million.
The VMware stock options exercised during the years ended January 28, 2022, January 29, 2021 and January 31, 2020 had a pre-tax intrinsic value of $55 million, $111 million and $103 million, respectively. The Pivotal options exercised during the year ended January 31, 2020 had a pre-tax intrinsic value of $278 million. The pre-tax intrinsic value of Pivotal options exercised during the year ended January 31, 2020 includes vested options that were settled in cash as part of the Pivotal acquisition.
VMware Shares Repurchased for Tax Withholdings
During the years ended January 28, 2022, January 29, 2021 and January 31, 2020, VMware repurchased 2.6 million, 3.0 million and 3.0 million, respectively, of Class A Stock, for $378 million, $413 million and $521 million, respectively, to cover tax withholding obligations in connection with such equity awards. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were withheld in conjunction with the net share settlement upon the vesting of RSUs and PSUs during the period. The value of the withheld shares was classified as a reduction to additional paid-in capital.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax provision on the consolidated statements of income. Net excess tax benefits recognized were $17 million, $41 million and $182 million during the years ended January 28, 2022, January 29, 2021 and January 31, 2020, respectively.
Stock-Based Compensation
The following table summarizes the components of total stock-based compensation included in VMware’s consolidated statements of income during the periods presented (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Cost of license revenue	$1	$1	$1
Cost of subscription and SaaS revenue	21	19	13
Cost of services revenue	92	99	83
Research and development	528	524	459
Sales and marketing	302	322	293
General and administrative	131	157	168
Stock-based compensation	1,075	1,122	1,017
Income tax benefit	(202)	(231)	(347)
Total stock-based compensation, net of tax	$873	$891	$670
As of January 28, 2022, the total unrecognized compensation cost for stock options and restricted stock was $2.1 billion and will be recognized through fiscal 2027 with a weighted-average remaining period of 1.5 years. Stock-based compensation related to VMware equity awards held by VMware employees is recognized on VMware’s consolidated statements of income over the awards’ requisite service periods.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Fair Value of VMware Stock Options
The fair value of each option to acquire VMware Class A Stock granted during the periods presented was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended
	January 28,	January 29,	January 31,
VMware Stock Options	2022	2021	2020
Dividend yield	None	None	None
Expected volatility	35.0%	38.8%	34.0%
Risk-free interest rate	0.3%	0.4%	1.5%
Expected term (in years)	2.9	2.6	2.7
Weighted-average fair value at grant date	$62.99	$102.55	$98.00
VMware Employee Stock Purchase Plan
Dividend yield	None	None	None
Expected volatility	36.5%	36.1%	27.4%
Risk-free interest rate	0.1%	1.0%	1.7%
Expected term (in years)	0.7	0.7	0.6
Weighted-average fair value at grant date	$37.95	$33.60	$35.66
The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.
For equity awards granted under the VMware equity plan, volatility was based on an analysis of historical stock prices and implied volatility of VMware’s Class A Stock. The expected term was based on historical exercise patterns and post-vesting termination behavior, the term of the option period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as the Company has not historically paid, nor expects in the future to pay, regular dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
Accumulated Other Comprehensive Loss
The changes in components of accumulated other comprehensive loss during the periods presented were as follows (tables in millions):

	Forward Contracts	Foreign Currency Translation Adjustments	Total
Balance, January 31, 2020	$—	$(4)	$(4)
Unrealized gains (losses), net of tax provision (benefit) of $—, $— and $—	(1)	—	(1)
Other comprehensive income (loss), net	(1)	—	(1)
Balance, January 29, 2021	(1)	(4)	(5)
Unrealized gains (losses), net of tax provision (benefit) of $—, $— and $—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income, net of tax (provision) benefit of $—, $— and —	1	—	1
Other comprehensive income (loss), net	—	—	—
Balance, January 28, 2022	$(1)	$(4)	$(5)
The effective portion of gains or losses resulting from changes in the fair value of forward contracts designated as cash flow hedging instruments is reclassified to its related operating expense line item on the consolidated statements of income in the same period that the underlying expenses are incurred. The amounts recorded to the related operating expense functional

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Revenue by type during the periods presented was as follows (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
Revenue:
License	$3,128	$3,033	$3,181
Subscription and SaaS	3,205	2,587	1,877
Total license and subscription and SaaS	6,333	5,620	5,058
Services:
Software maintenance	5,356	5,105	4,754
Professional services	1,162	1,042	999
Total services	6,518	6,147	5,753
Total revenue	$12,851	$11,767	$10,811
Revenue by geographic area during the periods presented was as follows (table in millions):

	For the Year Ended
	January 28,	January 29,	January 31,
	2022	2021	2020
United States	$6,232	$5,878	$5,405
International	6,619	5,889	5,406
Total	$12,851	$11,767	$10,811
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during each of the years ended January 28, 2022, January 29, 2021 and January 31, 2020.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	January 28,	January 29,
	2022	2021
United States	$882	$864
International	241	241
Total	$1,123	$1,105
No individual country other than the U.S. accounted for 10% or more of these assets as of January 28, 2022. As of January 29, 2021, the U.S. and India accounted for approximately 80% and 10% of these assets, respectively.
VMware’s product and service solutions are helping customers in the following areas:
• Application Modernization

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
• Cloud Management
• Cloud Infrastructure
• Networking
• Security
• Anywhere Workspace
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of January 28, 2022 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 28, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of January 28, 2022 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended January 28, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
VMware’s affiliate, Dell Technologies Inc. and its subsidiaries, included the following disclosure in their annual report for the period ended January 28, 2022:
“Set forth below is a description of matters reported by us pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. Concurrently with the filing of this annual report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that such matters have been disclosed in this annual report.
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
As permitted under the OFAC General License, our subsidiary Dell LLC and other subsidiaries periodically file notifications with the FSB in connection with the importation and distribution of our products in the Russian Federation. During our fiscal quarter ended January 28, 2022, Dell LLC filed notifications with the FSB. No payments were issued or received, and no gross revenue or net profits were generated, in connection with these filing activities. Dell Technologies and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, including by the OFAC General License, we expect to continue to file notifications with the FSB to qualify our products for importation and distribution in the Russian Federation.”
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended January 28, 2022. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
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
3.Exhibits: The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-33622	3.1	11/1/21
3.2	Amended and Restated Bylaws	8-K	001-33622	3.2	11/1/21
4.1	Form of Specimen Common Stock Certificate	S-1/A-4	333-142368	4.1	7/27/07
4.2	Indenture by and between VMware and The Bank of New York Mellon Trust company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.1	8/21/17
4.3	Third Supplemental Indenture by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.4	8/21/17
4.4	Fourth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.2	4/7/20
4.5	Fifth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.3	4/7/20
4.6	Sixth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.4	4/7/20
4.7	Seventh Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.2	8/2/21
4.8	Eighth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.3	8/2/21
4.9	Ninth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.4	8/2/21
4.10	Tenth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.5	8/2/21
4.11	Eleventh Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.6	8/2/21
4.12*	Description of VMware, Inc.’s securities
10.1*+	Amended and Restated 2007 Equity and Incentive Plan, as amended November 1, 2021
10.2*+	Amended and Restated 2007 Employee Stock Purchase Plan, as amended November 1, 2021
10.3+	Non-Qualified Deferred Compensation Plan, effective as of January 1, 2014	10-K	001-33622	10.26	2/25/14
10.4+	Non-Qualified Deferred Compensation Plan Adoption Agreement, amended and restated as of January 1, 2020	10-K	001-33622	10.18	3/26/20

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.5+	Executive Bonus Program, as amended and restated April 16, 2018	10-Q	001-33622	10.12	6/11/18
10.6*+	Executive Severance Plan, amended November 1, 2021
10.7*+	Change in Control Retention Plan, as amended and restated November 1, 2021
10.8+	Form of Indemnification Agreement for VMware, Inc. Directors and Executive Officers, as approved April 5, 2017	10-Q	001-33622	10.7	6/9/17
10.9*+	Form of Restricted Stock Unit Agreement, as amended November 1, 2021
10.10*+	Form of Performance Stock Unit Agreement, as amended November 1, 2021
10.11+	Form of TSR Performance Stock Unit Agreement dated October 2021	10-Q	001-33622	10.3	12/3/21
10.12+	Letter Agreement between VMware, Inc. and Rangarajan (Raghu) Raghuram dated May 11, 2021	8-K	001-33622	10.1	5/12/21
10.13+	Letter Agreement between VMware, Inc. and Sumit Dhawan dated May 11, 2021	8-K	001-33622	10.2	5/12/21
10.14	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)	10-Q	001-33622	10.25	8/3/11
10.15	Ground Lease between 3401 Hillview LLC and the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006	10-Q	001-33622	10.26	8/3/11
10.16	Third Amendment to Ground Lease by and between the Board of Trustees of the Leland Stanford Junior University and 3401 Hillview LLC dated as of January 1, 2014	10-Q	001-33622	10.30	5/1/14
10.17	Governance Letter Agreement, dated as of July 1, 2018, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.1	7/2/18
10.18	Governance Letter Agreement Amendment, dated as of November 1, 2021, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.5	11/1/21
10.19	Letter Agreement between VMware, Inc., Dell Technologies Inc. and EMC Corporation dated April 1, 2019, in connection with the parties’ Amended and Restated Tax Sharing Agreement dated September 6, 2016	10-Q	001-33622	10.32	6/10/19
10.20	Tax Matters Agreement, dated as April 14, 2021, by and between Dell Technologies Inc. and VMware, Inc.	8-K	001-33622	10.1	4/14/21
10.21	Separation and Distribution Agreement, dated as April 14, 2021, by and between Dell Technologies Inc. and VMware, Inc.	8-K	001-33622	2.1	4/14/21
10.22	Letter Agreement, dated as of November 1, 2021, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.6	11/1/21
10.23	Commercial Framework Agreement, dated as of November 1, 2021, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.1	11/1/21
10.24	Stockholders Agreement, dated as of November 1, 2021, by and among VMware, Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, SL SPV-2, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Group, L.L.C. and Silver Lake Technology Investors V, L.P.	8-K	001-33622	10.2	11/1/21
10.25	Registration Rights Agreement, dated as of November 1, 2021, by and among VMware, Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, SL SPV-2, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Group, L.L.C. and Silver Lake Technology Investors V, L.P.	8-K	001-33622	10.3	11/1/21

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.26	Covenant Not to Sue and Release Agreement, dated as of November 1, 2021, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.4	11/1/21
10.27	Term Loan Credit Agreement, dated as of September 2, 2021, among VMware, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, BofA Securities, Inc., Barclays Bank PLC and Citibank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Syndication Agent and Barclays Bank PLC and Citibank, N.A., as Co-Documentation Agents	10-Q	001-33622	10.3	9/3/21
21*	List of subsidiaries
23*	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith
ITEM 16.FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	March 24, 2022	By:	/s/ Rangarajan (Raghu) Raghuram
Rangarajan (Raghu) Raghuram Chief Executive Officer

Dated:	March 24, 2022	By:	/s/ J. Andrew Munk
J. Andrew Munk Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Rangarajan (Raghu) Raghuram, Amy Olli and Zane Rowe, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Date	Signature	Title

March 24, 2022	/s/ Rangarajan (Raghu) Raghuram	Chief Executive Officer and Director (Principal Executive Officer)
Rangarajan (Raghu) Raghuram

March 24, 2022	/s/ Zane Rowe	Chief Financial Officer and Executive Vice President (Principal Financial Officer)
Zane Rowe

March 24, 2022	/s/ Michael Dell	Chairman
Michael Dell

March 24, 2022	/s/ Anthony Bates	Director
Anthony Bates

March 24, 2022	/s/ Marianne Brown	Director
Marianne Brown

March 24, 2022	/s/ Michael Brown	Director
Michael Brown

March 24, 2022	/s/ Donald Carty	Director
Donald Carty

March 24, 2022	/s/ Kenneth Denman	Director
Kenneth Denman

March 24, 2022	/s/ Egon Durban	Director
Egon Durban

March 24, 2022	/s/ Karen Dykstra	Director
Karen Dykstra

March 24, 2022	/s/ Paul Sagan	Director
Paul Sagan

VMWARE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended January 28, 2022 income tax valuation allowance	$366	$70	$57	$(22)	$471
Year ended January 29, 2021 income tax valuation allowance	332	58	(1)	(23)	366
Year ended January 31, 2020 income tax valuation allowance	283	89	—	(40)	332