Form 10-Q
period 2022-04-29
VMWARE, INC.
filed 2022-06-03
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 27, 2022, the number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding was 421,445,382.

VMware, Pivotal, Tanzu, Workspace ONE, Carbon Black, CloudHealth, VeloCloud, vRealize, vSphere, NSX and Nyansa are registered trademarks or trademarks of VMware, Inc. or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective organizations.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended
	April 29,	April 30,
	2022	2021
Revenue(1):
License	$572	$646
Subscription and SaaS	899	741
Services	1,617	1,607
Total revenue	3,088	2,994
Operating expenses(2):
Cost of license revenue	35	37
Cost of subscription and SaaS revenue	192	157
Cost of services revenue	375	337
Research and development	774	708
Sales and marketing	1,053	959
General and administrative	251	236
Realignment	—	1
Operating income	408	559
Investment income	1	—
Interest expense	(71)	(50)
Other income (expense), net	(10)	(23)
Income before income tax	328	486
Income tax provision	86	61
Net income	$242	$425
Net income per weighted-average share, basic	$0.58	$1.01
Net income per weighted-average share, diluted	$0.57	$1.01
Weighted-average shares, basic	420,586	419,116
Weighted-average shares, diluted	422,987	422,038
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$254	$287
Subscription and SaaS	255	173
Services	641	588
(2) Includes stock-based compensation as follows:
Cost of subscription and SaaS revenue	$5	$5
Cost of services revenue	23	25
Research and development	132	127
Sales and marketing	83	75
General and administrative	40	31
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	April 29,	April 30,
	2022	2021
Net income	$242	$425
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— and $—	(4)	2
Total other comprehensive income (loss)	(4)	2
Comprehensive income, net of taxes	$238	$427
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	April 29,	January 28,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,719	$3,614
Short-term investments	—	19
Accounts receivable, net of allowance of $11 and $10	1,620	2,297
Due from related parties	638	1,438
Other current assets	666	598
Total current assets	6,643	7,966
Property and equipment, net	1,492	1,461
Deferred tax assets	5,948	5,906
Intangible assets, net	651	714
Goodwill	9,598	9,598
Due from related parties	197	199
Other assets	2,905	2,832
Total assets	$27,434	$28,676
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$204	$234
Accrued expenses and other	2,276	2,806
Unearned revenue	6,296	6,479
Due to related parties	116	132
Total current liabilities	8,892	9,651
Long-term debt	11,926	12,671
Unearned revenue	4,570	4,743
Income tax payable	241	242
Operating lease liabilities	927	927
Due to related parties	911	909
Other liabilities	378	409
Total liabilities	27,845	29,552
Contingencies (refer to Note D)
Stockholders’ deficit:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 420,517 and 418,808 shares	4	4
Additional paid-in capital	227	—
Accumulated other comprehensive loss	(9)	(5)
Accumulated deficit	(633)	(875)
Total stockholders’ deficit	(411)	(876)
Total liabilities and stockholders’ deficit	$27,434	$28,676
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	April 29,	April 30,
	2022	2021
Operating activities:
Net income	$242	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288	269
Stock-based compensation	283	263
Deferred income taxes, net	(43)	(48)
(Gain) loss on equity securities and disposition of assets, net	(9)	36
Other	3	1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	675	395
Other current assets and other assets	(244)	(161)
Due from related parties	801	685
Accounts payable	(28)	65
Accrued expenses and other liabilities	(665)	(630)
Income taxes payable	74	80
Unearned revenue	(357)	(114)
Due to related parties	(15)	—
Net cash provided by operating activities	1,005	1,266
Investing activities:
Additions to property and equipment	(106)	(70)
Sales of investments in equity securities	20	8
Purchases of strategic investments	(8)	—
Proceeds from disposition of assets	6	—
Business combinations, net of cash acquired, and purchases of intangible assets	(3)	(10)
Net cash used in investing activities	(91)	(72)
Financing activities:
Proceeds from issuance of common stock	119	131
Repayment of term loan	(750)	—
Repurchase of common stock	(89)	(371)
Shares repurchased for tax withholdings on vesting of restricted stock	(94)	(56)
Principal payments on finance lease obligations	(1)	(1)
Net cash used in financing activities	(815)	(297)
Net increase in cash, cash equivalents and restricted cash	99	897
Cash, cash equivalents and restricted cash at beginning of the period	3,663	4,770
Cash, cash equivalents and restricted cash at end of the period	$3,762	$5,667
Supplemental disclosures of cash flow information:
Cash paid for interest	$80	$46
Cash paid for taxes, net	69	38
Non-cash items:
Changes in capital additions, accrued but not paid	$(7)	$3
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

	Three Months Ended April 29, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Shares	Par Value
Balance, January 28, 2022	419	$4	$—	$(875)	$(5)	$(876)
Proceeds from issuance of common stock	1	—	119	—	—	119
Repurchase and retirement of common stock	(1)	—	(89)	—	—	(89)
Issuance of restricted stock	2	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	(93)	—	—	(93)
Stock-based compensation	—	—	290	—	—	290
Total other comprehensive loss	—	—	—	—	(4)	(4)
Net income	—	—	—	242	—	242
Balance, April 29, 2022	421	$4	$227	$(633)	$(9)	$(411)

	Three Months Ended April 30, 2021
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 29, 2021	112	$1	307	$3	$1,985	$7,067	$(5)	$9,051
Proceeds from issuance of common stock	1	—	—	—	131	—	—	131
Repurchase and retirement of common stock	(3)	—	—	—	(371)	—	—	(371)
Issuance of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	—	—	(52)	—	—	(52)
Stock-based compensation	—	—	—	—	267	—	—	267
Total other comprehensive income	—	—	—	—	—	—	2	2
Net income	—	—	—	—	—	425	—	425
Balance, April 30, 2021	111	$1	307	$3	$1,960	$7,492	$(3)	$9,453
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
The fiscal year for VMware is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. Fiscal 2023 is a 53-week fiscal year, in which the fourth quarter has 14 weeks and the remaining quarters have 13 weeks. Fiscal 2022 was a 52-week fiscal year.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full fiscal year 2023. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s Annual Report on Form 10-K filed on March 24, 2022.
On November 1, 2021, VMware’s spin-off from Dell Technologies Inc. (“Dell”) was completed (the “Spin-Off”). As a result of the Spin-Off, VMware became a standalone company and entities affiliated with Michael Dell (the “MSD Stockholders”), who serves as VMware’s Chairman of the Board and chairman and chief executive officer of Dell, and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, became owners of direct interests in VMware representing 40.3% and 10.0%, respectively, of VMware’s outstanding stock, based on the shares outstanding as of April 29, 2022. Due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell, transactions with Dell continue to be considered related party transactions following the Spin-Off.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with Dell and its consolidated subsidiaries are generally settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
transaction. Amounts included in the current portion of due from related parties on the condensed consolidated balance sheets that are unrelated to Dell Financial Services and tax obligations are generally settled in cash within 60 days of each quarter-end.
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
New Accounting Pronouncement
In November 2021, the Financial Accounting Standards Board issued an accounting standards update (“ASU”) 2021-10, Government Assistance (Topic 832), requiring annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The new standard is effective for annual periods beginning after December 15, 2021, but may be early adopted. The Company does not expect the adoption of the ASU to have a material impact on the Company’s condensed consolidated financial statements and plans to adopt the standard during fiscal 2023 on a prospective basis.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $41 million and $36 million as of April 29, 2022 and January 28, 2022, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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
As of April 29, 2022, customer deposits related to customer prepayments and cloud credits of $503 million were included in accrued expenses and other, and $136 million were included in other liabilities on the condensed consolidated balance sheets. As of January 28, 2022, customer deposits related to customer prepayments and cloud credits of $470 million were included in accrued expenses and other, and $166 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of April 29, 2022 and January 28, 2022 were $15 million and $17 million, respectively. Deferred commissions included in other assets were $1.2 billion as of April 29, 2022 and January 28, 2022.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $143 million and $125 million during the three months ended April 29, 2022 and April 30, 2021, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	April 29,	January 28,
	2022	2022
Unearned license revenue	$20	$19
Unearned subscription and Software as a Service (“SaaS”) revenue	2,671	2,669
Unearned software maintenance revenue	6,877	7,208
Unearned professional services revenue	1,298	1,326
Total unearned revenue	$10,866	$11,222
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of April 29, 2022 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended April 29, 2022 were $1.8 billion and $2.1 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Revenue recognized during the three months ended April 30, 2021 was $2.0 billion and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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
As of April 29, 2022, the aggregate transaction price allocated to remaining performance obligations was $11.6 billion, of which approximately 57% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% was expected to be recognized as revenue during fiscal 2023, and the remainder thereafter.
C. Related Parties
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
•Dell purchases products and services from VMware for its internal use.
•From time to time, VMware and Dell enter into agreements to collaborate on technology projects, and Dell pays VMware for services or reimburses VMware for costs incurred by VMware, in connection with such projects.
During the three months ended April 29, 2022 and April 30, 2021, revenue from Dell accounted for 37% and 35% of VMware’s consolidated revenue, respectively. During the three months ended April 29, 2022 and April 30, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 14% and 13% of total revenue from Dell, respectively, or 5% and 5% of VMware’s consolidated revenue, respectively.
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts		Unearned Revenue
	Three Months Ended		As of
	April 29,	April 30,	April 29,	January 28,
	2022	2021	2022	2022
Reseller revenue	$1,137	$1,036	$5,309	$5,550
Internal-use revenue	13	12	27	39
Receipts from Dell for collaborative technology projects were not material during the three months ended April 29, 2022 and April 30, 2021.
Customer deposits resulting from transactions with Dell were $282 million and $298 million as of April 29, 2022 and January 28, 2022, respectively.
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
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021
Purchases and leases of products and purchases of services(1)	$42	$47
Dell subsidiary support and administrative costs	3	13
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
Dell Financial Services (“DFS”)
DFS provides financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were not significant during the three months ended April 29, 2022 and April 30, 2021.
Tax Agreements with Dell
Pursuant to the Tax Matters Agreement, effective April 14, 2021 (the “Tax Matters Agreement”), VMware and Dell agreed to terminate the former tax sharing agreement as amended on December 30, 2019 (the “Tax Sharing Agreement”, together with the Tax Matters Agreement and the Letter Agreement (as defined below), the “Tax Agreements”). The Tax Matters Agreement governs the Company’s and Dell’s respective rights and obligations, both for pre-Spin-Off periods and post-Spin-Off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.
As a result of the Spin-Off, VMware is no longer a member of the Dell consolidated tax group and the Company’s U.S. federal income tax will be reported separately from that of the Dell consolidated tax group. VMware and Dell have agreed to indemnify one another, pursuant to the Tax Matters Agreement, for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off. Certain adjustments to these amounts that will be recognized in future periods will be recorded with an offset to other income (expense), net on the condensed consolidated statements of income. The actual amount that VMware may receive from or pay to Dell could vary depending on the outcome of tax matters arising from Dell’s future tax audits, which may not be resolved for several years.
As of the periods presented, amounts due to and due from Dell pursuant to the Tax Matters Agreement consisted of the following (table in millions):

	April 29,	January 28,
	2022	2022
Due from related parties:
Current	$—	$6
Non-current	197	199
Due to related parties:
Current	$63	$61
Non-current	911	909
Amounts due to Dell pursuant to the Tax Matters Agreement primarily related to the Transition Tax of $504 million as of April 29, 2022 and January 28, 2022. The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) included a deferral election for an eight-year installment payment method on the Transition Tax. The Company expects to pay the remainder of its Transition Tax as of April 29, 2022 over a period of four years. In addition, amounts due to Dell included uncertain tax positions of $277 million and $276 million as of April 29, 2022 and January 28, 2022, respectively.
During the three months ended April 29, 2022, payments received from Dell pursuant to the Tax Agreements were not material, and no payments were made to Dell. Payments received from and made to Dell pursuant to the Tax Agreements were $45 million and $12 million, respectively, during the three months ended April 30, 2021.
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
D. Commitments and Contingencies
Litigation
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). Separately, on June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Court against Dell,

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
VMware, Michael Dell, Robert Mee and Cynthia Gaylor (the “Lopez Action”), which alleges breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit against the same defendants asserting similar claims (the “Howarth Action”). On August 14, 2020, the Court entered an order consolidating the Appraisal Action, the Lopez Action and the Howarth Action into a single action (the “Consolidated Action”) for all purposes including pretrial discovery and trial. On June 23, 2020, the Company made a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. On May 2, 2022, parties in the Lopez Action agreed to a settlement term sheet, which—if ultimately approved by the court—includes a $43 million settlement payment that will be fully funded by insurance. Accordingly, as of April 29, 2022, an estimated loss accrual of $43 million was recorded to accrued expenses and other on the condensed consolidated balance sheet, with a corresponding asset recorded to other current assets for the amount to be paid by insurance. The Appraisal Action parties are now in the pretrial preparation stages of the lawsuit, with the trial currently scheduled to begin on July 6, 2022. The Company is unable at this time to assess whether or to what extent it may be found liable in the Appraisal Action and, if found liable, what the damages may be and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend itself in connection with this matter.
On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) sued VMware in the United States District Court for the District of Delaware (the “Delaware Court”) for allegedly infringing two patents and three trademarks. On October 22, 2019, VMware filed a separate lawsuit against Cirba Inc. in the United States District Court for the Eastern District of Virginia for infringing four additional VMware patents, and Cirba filed a counterclaim alleging infringement of an additional Cirba patent. On January 24, 2020, a jury returned a verdict that VMware had willfully infringed Cirba’s two patents and awarded approximately $237 million in damages. VMware accrued a total of $237 million as of January 31, 2020, which reflected the estimated losses that were considered both probable and reasonably estimable at that time. The amount accrued for this matter was included in accrued expenses and other on the consolidated balance sheet as of January 31, 2020 and the charge was included in general and administrative expense on the consolidated statements of income during the year ended January 31, 2020. On December 21, 2020, the Delaware Court granted VMware’s request for a new trial and set aside the verdict and damages award (“Post-Trial Order”). Thereafter, all claims and counterclaims were consolidated into a single action for all purposes, including four patents and three trademark claims asserted by Cirba and eight patents asserted by VMware. The parties are currently in the discovery phase of the litigation, with trial currently set for April 2023. Separately, VMware filed challenges with the U.S. Patent and Trademark Office against each of the four patents that are the subject of Cirba’s allegations. All of the challenges were granted and the status of the reviews are as follows: (i) one patent survived the ex parte reexam with all challenged claims remaining valid; (ii) one patent remains under ex parte reexam review; (iii) one patent was found invalid via an inter partes review via a Final Written Decision (which remains subject to appeal) issued by the Patent Trial and Appeal Board; and (iv) one patent is undergoing a post-grant review. As of January 29, 2021, the Company reassessed its estimated loss accrual based on the Post-Trial Order and determined that a loss was no longer probable and reasonably estimable with respect to the consolidated action. Accordingly, the estimated loss accrual of $237 million recorded on the consolidated balance sheets was derecognized, with the credit included in general and administrative expense on the consolidated statements of income during the year ended January 29, 2021. The Company is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be. The Company intends to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of April 29, 2022, amounts accrued relating to these other matters

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.
E. Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	April 29, 2022
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$839	$(541)	$298
Customer relationships and customer lists	11.9	645	(322)	323
Trademarks and tradenames	7.5	91	(61)	30
Total definite-lived intangible assets		$1,575	$(924)	$651

	January 28, 2022
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$836	$(501)	$335
Customer relationships and customer lists	11.5	721	(376)	345
Trademarks and tradenames	7.7	131	(97)	34
Total definite-lived intangible assets		$1,688	$(974)	$714
Amortization expense on definite-lived intangible assets was $66 million and $77 million during the three months ended April 29, 2022 and April 30, 2021, respectively.
Based on intangible assets recorded as of April 29, 2022 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2023	$188
2024	202
2025	109
2026	69
2027	39
Thereafter	44
Total	$651
F. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period, as calculated using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock, which includes restricted stock unit (“RSU”) and performance stock unit (“PSU”) awards, and stock options, including purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computation of diluted net income per share if their effect would be anti-dilutive.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended
	April 29,	April 30,
	2022	2021
Net income	$242	$425
Weighted-average shares, basic	420,586	419,116
Effect of other dilutive securities	2,401	2,922
Weighted-average shares, diluted	422,987	422,038
Net income per weighted-average share, basic	$0.58	$1.01
Net income per weighted-average share, diluted	$0.57	$1.01
The following table sets forth the weighted-average common share equivalents of Class A common stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended
	April 29,	April 30,
	2022	2021
Anti-dilutive securities:
Employee stock options	94	40
RSUs	481	513
Total	575	553
G. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
Cash and Cash Equivalents
Cash and cash equivalents totaled $3.7 billion and $3.6 billion as of April 29, 2022 and January 28, 2022, respectively. Cash equivalents were $3.0 billion as of April 29, 2022 and consisted of money-market funds of $3.0 billion and time deposits of $22 million. Cash equivalents were $3.0 billion as of January 28, 2022 and consisted of money-market funds of $3.0 billion and time deposits of $34 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of the periods presented (table in millions):

	April 29,	January 28,
	2022	2022
Cash and cash equivalents	$3,719	$3,614
Restricted cash within other current assets	37	43
Restricted cash within other assets	6	6
Total cash, cash equivalents and restricted cash	$3,762	$3,663
Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Short-Term Investments
As of January 28, 2022, short-term investments totaled $19 million and consisted of marketable equity securities. These short-term investments were sold during the three months ended April 29, 2022. Refer to Note I for more information regarding the Company’s marketable equity securities.
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
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	April 29,	January 28,	Effective Interest Rate
	2022	2022
2017 Senior Notes:
3.90% Senior Note Due August 21, 2027	$1,250	$1,250	4.05%
2020 Senior Notes:
4.50% Senior Note Due May 15, 2025	750	750	4.70%
4.65% Senior Note Due May 15, 2027	500	500	4.80%
4.70% Senior Note Due May 15, 2030	750	750	4.86%
2021 Senior Notes:
0.60% Senior Note Due August 15, 2023	1,000	1,000	0.95%
1.00% Senior Note Due August 15, 2024	1,250	1,250	1.23%
1.40% Senior Note Due August 15, 2026	1,500	1,500	1.61%
1.80% Senior Note Due August 15, 2028	750	750	2.01%
2.20% Senior Note Due August 15, 2031	1,500	1,500	2.32%
Total principal amount	9,250	9,250
Less: unamortized discount	(14)	(15)
Less: unamortized debt issuance costs	(57)	(61)
Long-term debt	$9,179	$9,174
Interest on the 2021 Senior Notes is payable semiannually in arrears, on February 15 and August 15 of each year, commencing on February 15, 2022. Interest on the 2020 Senior Notes is payable semiannually in arrears, on May 15 and November 15 of each year, commencing on November 15, 2020. The interest rate on the 2020 Senior Notes is subject to adjustment based on certain rating events. Interest on the 2017 Senior Notes is payable semiannually in arrears, on February 21 and August 21 of each year, commencing on February 21, 2018. Interest expense was $62 million and $48 million during the three months ended April 29, 2022 and April 30, 2021, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The future principal payments for the Senior Notes as of April 29, 2022 were as follows (amounts in millions):

Remainder of 2023	$—
2024	1,000
2025	1,250
2026	750
2027	1,500
Thereafter	4,750
Total	$9,250
Senior Unsecured Term Loan Facility
On September 2, 2021, VMware received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that provided the Company with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). On November 1, 2021, the Company drew down an aggregate of $4 billion and repaid $750 million and $500 million on April 4, 2022 and January 25, 2022, respectively. As of April 29, 2022 and January 28, 2022, the outstanding balance on the 2021 Term Loan of $2.7 billion and $3.5 billion, net of unamortized debt issuance costs, was included in long-term debt on the condensed consolidated balance sheets. As of April 29, 2022, the weighted-average interest rate on the outstanding 2021 Term Loan was 1.30%.
The 2021 Term Loan contains certain representations, warranties and covenants. Interest expense for the 2021 Term Loan, including amortization of issuance costs, was not significant during the three months ended April 29, 2022.
Revolving Credit Facility
On September 2, 2021, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 Revolving Credit Facility”). Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of April 29, 2022, there was no outstanding borrowing under the 2021 Revolving Credit Facility. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the 2021 Revolving Credit Facility may vary based on VMware’s external credit ratings. The amount incurred in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three months ended April 29, 2022.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	April 29, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,998	$—	$2,998
Time deposits(1)	—	22	22
Total cash equivalents	$2,998	$22	$3,020

	January 28, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,998	$—	$2,998
Time deposits(1)	—	34	34
Total cash equivalents	$2,998	$34	$3,032
Short-term investments:
Marketable equity securities	$19	$—	$19
Total short-term investments	$19	$—	$19
(1) Time deposits were valued at amortized cost, which approximated fair value.
The Senior Notes and the 2021 Term Loan were not recorded at fair value. The fair value of the Senior Notes was approximately $8.6 billion and $9.3 billion as of April 29, 2022 and January 28, 2022, respectively. The fair value of the 2021 Term Loan approximated its carrying value as of April 29, 2022 and January 28, 2022. Fair value for the Senior Notes and the 2021 Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a deferred compensation plan for eligible employees, which allows participants to defer payment for part or all of their compensation. There is no net impact to the condensed consolidated statements of income since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with this plan have not been included in the above tables. Assets associated with this plan were the same as the liabilities at $166 million and $162 million as of April 29, 2022 and January 28, 2022, respectively, and were included in other assets on the condensed consolidated balance sheets. Liabilities associated with this plan were included in accrued expenses and other of $15 million and in other liabilities of $151 million on the condensed consolidated balance sheets as of April 29, 2022. Liabilities associated with this plan were included in accrued expenses and other of $16 million and in other liabilities of $146 million on the condensed consolidated balance sheets as of January 28, 2022.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Equity Securities With a Readily Determinable Fair Value
VMware’s equity securities included an investment in a company that completed its initial public offering during the third quarter of fiscal 2021. The fair value of the investment was based on quoted prices for identical assets in an active market (Level 1). As of January 28, 2022, the fair value of the investment was $19 million and was included in short-term investments on the condensed consolidated balance sheets. During the three months ended April 29, 2022, VMware sold the entire investment which had a carrying value of $19 million at the time of sale.
The gain or loss recognized on the sale of the investment during the three months ended April 29, 2022 and April 30, 2021 was not significant. An unrealized loss of $33 million was recognized during the three months ended April 30, 2021 on investment still held as of April 30, 2021. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of April 29, 2022 and January 28, 2022, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $173 million and $163 million, respectively, and were included in other assets on the condensed consolidated balance sheets.
All gains and losses on these securities, whether realized or unrealized, were not significant for the periods presented and were recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three months ended April 29, 2022 and April 30, 2021, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant to each of the individual functional line items, as well as in aggregate. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have maturities of fourteen months or less, and as of April 29, 2022 and January 28, 2022, outstanding forward contracts had a total notional value of $501 million and $642 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of April 29, 2022 and January 28, 2022.
During the three months ended April 29, 2022 and April 30, 2021, all cash flow hedges were considered effective.
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
These forward contracts generally have a maturity of one month, and as of April 29, 2022 and January 28, 2022, outstanding forward contracts had a total notional value of $809 million and $1.5 billion, respectively. The notional value

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of April 29, 2022 and January 28, 2022.
Gains related to the settlement of forward contracts were $44 million and not significant during the three months ended April 29, 2022 and April 30, 2021, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during each of the three months ended April 29, 2022 and April 30, 2021. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
K. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 24 years.
The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021
Operating lease expense	$50	$49
Finance lease expense:
Amortization of right-of-use (“ROU”) assets	2	2
Variable lease expense	8	7
Total lease expense	$60	$58
From time to time, VMware enters into lease arrangements with Dell. Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not significant during each of the three months ended April 29, 2022 and April 30, 2021.
Supplemental cash flow information related to operating and finance leases during the periods presented was as follows (table in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43	$44
Financing cash flows from finance leases	1	1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$51	$44

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Supplemental balance sheet information related to operating and finance leases as of the periods presented was as follows (table in millions):

	April 29, 2022
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$1,071	$45

Lease liabilities, current(2)	$147	$6
Lease liabilities, non-current(3)	927	40
Total lease liabilities	$1,074	$46

	January 28, 2022
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$1,062	$46

Lease liabilities, current(2)	$145	$5
Lease liabilities, non-current(3)	927	43
Total lease liabilities	$1,072	$48
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
Lease term and discount rate related to operating and finance leases as of the periods presented were as follows:

	April 29,	January 28,
	2022	2022
Weighted-average remaining lease term (in years)
Operating leases	11.9	11.9
Finance leases	7.0	7.3
Weighted-average discount rate
Operating leases	3.2%	3.2%
Finance leases	2.9%	2.9%

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of April 29, 2022 (table in millions):

	Operating Leases	Finance Leases
Remainder of 2023	$135	$5
2024	167	7
2025	124	6
2026	122	7
2027	105	8
Thereafter	689	18
Total future minimum lease payments	1,342	51
Less: Imputed interest	(268)	(5)
Total lease liabilities(1)	$1,074	$46
(1) Total lease liabilities as of April 29, 2022 excluded legally binding lease payments for leases signed but not yet commenced of $54 million.
The amount of the future operating lease commitments after fiscal 2027 is primarily for the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in 2047. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.
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
On October 7, 2021, VMware authorized a new repurchase program of up to $2.0 billion of Class A common stock through the end of fiscal 2024, effective on November 1, 2021. As of April 29, 2022, the cumulative authorized amount remaining for stock repurchases was $1.6 billion.
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended
	April 29,	April 30,
	2022	2021
Aggregate purchase price	$89	$371
Class A common stock repurchased	803	2,500
Weighted-average price per share	$111.33	$148.42
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes restricted stock activity since January 28, 2022 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 28, 2022	23,002	$123.06
Granted	1,451	113.84
Vested	(2,033)	124.57
Forfeited	(903)	124.72
Outstanding, April 29, 2022	21,517	122.23
The aggregate vesting date fair value of VMware’s restricted stock that vested during the three months ended April 29, 2022 was $252 million. As of April 29, 2022, restricted stock representing 21.5 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2.3 billion based on VMware’s closing stock price as of April 29, 2022.
Net Excess Tax Benefits
Net excess tax benefits recognized in connection with stock-based awards are included in income tax provision on the condensed consolidated statements of income. Net excess tax benefits recognized during the three months ended April 29, 2022 and April 30, 2021 was not material.
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
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021
Revenue:
License	$572	$646
Subscription and SaaS	899	741
Total license and subscription and SaaS	1,471	1,387
Services:
Software maintenance	1,310	1,321
Professional services	307	286
Total services	1,617	1,607
Total revenue	$3,088	$2,994

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021
United States	$1,518	$1,466
International	1,570	1,528
Total	$3,088	$2,994
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during each of the three months ended April 29, 2022 and April 30, 2021.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	April 29,	January 28,
	2022	2022
United States	$869	$882
International	241	241
Total	$1,110	$1,123
No individual country other than the U.S. accounted for 10% or more of these assets as of April 29, 2022 and January 28, 2022.
N. Subsequent Event
On May 26, 2022, VMware entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Inc. (“Broadcom”). Under the terms of the Merger Agreement, each share of Class A common stock, par value $0.01 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the effective time of the transaction will be indirectly converted into the right to receive, at the election of the holder of such share of Company Common Stock, and subject to proration in accordance with the Merger Agreement as described below: (i) $142.50 per share in cash, without interest (the “Cash Consideration”), or (ii) 0.25200 (the “Exchange Ratio”) shares of common stock, par value $0.001 per share, of Broadcom (“Broadcom Common Stock”, and such consideration, the “Stock Consideration”). The stockholder election will be subject to a proration mechanism, such that the total number of shares of Company Common Stock entitled to receive the Cash Consideration, and the total number of shares of Company Common Stock entitled to receive the Stock Consideration, will, in each case, be equal to 50% of the aggregate number of shares of Company Common Stock issued and outstanding immediately prior to the consummation of the transaction. Holders of Company Common Stock that do not make an election will be treated as having elected to receive the Cash Consideration or the Stock Consideration in accordance with the proration methodology in the Merger Agreement.
The Merger Agreement contains customary representations, warranties and covenants. The Merger Agreement also contains termination rights for either or each of Broadcom and the Company. If the consummation of the transaction does not occur on or before February 26, 2023 by either party, subject to three extensions of three months each (at either Broadcom or the Company’s election) if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived, Broadcom would be required to pay the Company a termination fee of $1.5 billion. Upon termination of the Merger Agreement under certain specified circumstances, including by the Company to enter into a definitive agreement with respect to a superior proposal in accordance with the terms of the Merger Agreement, the Company will be required to pay Broadcom a termination fee in the amount of $1.5 billion, unless the Company terminates the Merger Agreement in order to enter into a definitive agreement with respect to a superior proposal prior to 11:59 p.m. Pacific time on July 5, 2022, in which case the Company will be required to pay Broadcom a lower termination fee in the amount of $750 million.
The MSD Stockholders and the SLP Stockholders, which own 40.2% and 10.0%, as of May 27, 2022, of VMware shares outstanding, respectively, have signed support agreements to vote in favor of the transaction, so long as the VMware Board continues to recommend the proposed transaction with Broadcom. Each voting agreement will also terminate upon the termination of the Merger Agreement in accordance with its terms.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The transaction, which is expected to occur in Broadcom’s fiscal year 2023, is subject to the receipt of regulatory approvals and other customary closing conditions, including approval by VMware shareholders. If the transaction is consummated, the Company Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of April 29, 2022 should be read in conjunction with our consolidated financial statements for the year ended January 28, 2022 contained in our Annual Report on Form 10-K filed on March 24, 2022.
Our fiscal year is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. We refer to our fiscal years ending February 3, 2023 and fiscal year ended January 28, 2022 as “fiscal 2023” and “fiscal 2022,” respectively. The first quarter of fiscal 2023 and fiscal 2022 were each 13-week fiscal quarters.
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
Our portfolio supports and addresses our customers’ key priorities, including modernizing their applications, managing multi-cloud environments, accelerating their cloud journey, modernizing the network using commodity hardware, embracing zero-trust security and empowering anywhere workspaces. We enable digital transformations of customers’ applications, infrastructure and operations for their constantly evolving business and employee needs.
End users can purchase the full breadth of our subscription, SaaS, license and services portfolio through discrete purchases or through enterprise agreements (“EAs”). EAs are sold to our direct customers and through channel partners and can include our license, multi-year maintenance and support, subscription and SaaS offerings.
During the three months ended April 29, 2022, we continued to see an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold as perpetual licenses. We expect this trend to continue and as a result, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As this trend continues, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, has and will likely continue to be less relevant on a standalone basis, and we believe that the overall growth rate of our combined license and subscription and SaaS revenue and annual recurring revenue for subscription and SaaS, as well as the growth in the current portion of our remaining performance obligations, will become better indicators of our future growth prospects. In addition, we expect our operating margin to be negatively impacted in fiscal 2023 as a result of our incremental investment in our subscription and SaaS portfolio.
Proposed Merger with Broadcom, Inc.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Inc. (“Broadcom”). Under the terms of the Merger Agreement, each share of our Class A common stock (“Company Common Stock”), par value $0.01 per share, issued and outstanding immediately prior to the effective time of the transaction will be indirectly converted into the right to receive, at the election of the holder of such share of Company Common Stock, and subject to proration in accordance with the Merger Agreement as described below: (i) $142.50 per share in cash, without interest (the “Cash Consideration”), or (ii) 0.25200 (the “Exchange Ratio”) shares of common stock, par value $0.001 per share, of Broadcom (“Broadcom Common Stock”, and such consideration, the “Stock Consideration”). The stockholder election will be subject to a proration mechanism, such that the total number of shares of Company Common Stock entitled to receive the Cash Consideration, and the total number of shares of Company Common Stock entitled to receive the Stock Consideration, will, in each case, be equal to 50% of the aggregate number of shares of Company Common Stock issued and outstanding immediately prior to the consummation of the transaction. Holders of Company Common Stock that do not make an election will be treated as having elected to receive the Cash Consideration or the Stock Consideration in accordance with the proration methodology in the Merger Agreement.

Entities affiliated with Michael Dell (the “MSD Stockholders”) and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), which own 40.2% and 10.0%, as of May 27, 2022, of our shares outstanding, respectively, have signed support agreements to vote in favor of the transaction, so long as our Board continues to recommend the proposed transaction with Broadcom. Each voting agreement will also terminate upon the termination of the Merger Agreement in accordance with its terms.
The transaction, which is expected to occur in Broadcom’s fiscal year 2023, is subject to the receipt of regulatory approvals and other customary closing conditions, including approval by our shareholders. If the transaction is consummated, the Company Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
Suspension of Business Operations in Russia
In response to Russian military actions in Ukraine occurring during the first quarter of fiscal 2023, we suspended business operations in Russia and Belarus, including suspension of sales, support on existing contracts and professional services in both countries. Furthermore, the U.S. and other countries have imposed sanctions on Russia that have impacted the delivery of our services and our future revenue streams from impacted customers. The impact to our first quarter of fiscal 2023 financial statements was not material as a percentage of total consolidated revenue, and we do not expect the impact of these events on our consolidated financial statements in future periods to be material. We will closely monitor the impact of these events on all aspects of our business.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021	$ Change	% Change
Revenue:
License	$572	$646	$(73)	(11)%
Subscription and SaaS	899	741	159	21
Total license and subscription and SaaS	1,471	1,387	85	6
Services:
Software maintenance	1,310	1,321	(11)	(1)
Professional services	307	286	20	7
Total services	1,617	1,607	9	1
Total revenue	$3,088	$2,994	$95	3

Revenue:
United States	$1,518	$1,466	$52	4%
International	1,570	1,528	43	3
Total revenue	$3,088	$2,994	$95	3
Revenue from our subscription offerings consisted primarily of our VCPP cloud-based offerings that are billed to customers on a consumption basis and revenue from VMware Tanzu and other offerings that are billed on a subscription basis. Revenue from our SaaS offerings consisted primarily of our Workspace ONE Unified Endpoint Management, VMware Carbon Black Cloud, VMware Cloud on AWS, CloudHealth by VMware and VMware SD-WAN by VeloCloud.
License revenue relating to the sale of on-premises licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.

As customers adopt our subscription and SaaS offerings, license and software maintenance revenue has and may continue to be lower and subject to greater fluctuation in the future, driven by a higher proportion of our sales occurring through our subscription and SaaS offerings as well as the variability of large deals between fiscal quarters, which deals historically have had a large license revenue impact.
License Revenue
License revenue decreased during the three months ended April 29, 2022 compared to the three months ended April 30, 2021, largely due to a shift in demand from our on-premises solutions sold with perpetual licenses to cloud-based solutions.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during the three months ended April 29, 2022 compared to the three months ended April 30, 2021, primarily due to increased sales of our Workspace ONE, vRealize Cloud Management, VMware Cloud on AWS and VMware Tanzu offerings.
Annual recurring revenue (“ARR”) represents the annualized value of our committed customer subscription and SaaS contracts as of the end of the reporting period, assuming any contract that expires during the next 12 months is renewed on its existing terms, except that, for consumption-based subscription and SaaS offerings, ARR represents the annualized quarterly revenue based on revenue recognized for the current reporting period. ARR is an operating measure we use to assess the strength of our subscription and SaaS offerings. ARR is a performance metric and should be viewed independently of, and not as a substitute for or combined with, revenue and unearned revenue. ARR was $3.7 billion as of April 29, 2022 and $3.0 billion as of April 30, 2021.
Services Revenue
Software maintenance revenue decreased during the three months ended April 29, 2022 compared to the three months ended April 30, 2021, largely due to a shift in demand from our on-premises solutions sold with perpetual licenses and the associated software maintenance to cloud-based solutions. In each period presented, customers purchased, on a weighted-average basis, greater than three years of support and maintenance with each new license purchased.
Professional services revenue increased during the three months ended April 29, 2022 compared to the three months ended April 30, 2021. Services we provide through our consultants and technical account managers and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. We continue to also focus on enabling our partners to deliver professional services for our solutions, and as such, our professional services revenue may vary as we continue to leverage our partners. The timing of services rendered will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	April 29,	January 28,
	2022	2022
Unearned license revenue	$20	$19
Unearned subscription and SaaS revenue	2,671	2,669
Unearned software maintenance revenue	6,877	7,208
Unearned professional services revenue	1,298	1,326
Total unearned revenue	$10,866	$11,222
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of April 29, 2022 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of April 29, 2022, the aggregate transaction price allocated to remaining performance obligations was $11.6 billion, of which approximately 57% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% was expected to be recognized as revenue during fiscal 2023 and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS and services. As of April 29, 2022, our total backlog was $25 million and our backlog related to licenses was $7 million. For our backlog related to licenses, we generally expect to deliver and recognize revenue during the following quarter. Backlog totaling $11 million as of April 29, 2022 was excluded from the remaining performance obligations because such contracts are subject to cancellation until the performance obligation is fulfilled.
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
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Collectively, our cost of license revenue, cost of subscription and SaaS revenue, cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by an increase in headcount and salaries across most of our income statement expense categories during the three months ended April 29, 2022.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021	$ Change	% Change
Cost of license revenue	$35	$37	$(3)	(7)%
% of License revenue	6%	6%
Cost of license revenue decreased slightly during the three months ended April 29, 2022 compared to the three months ended April 30, 2021.
Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021	$ Change	% Change
Cost of subscription and SaaS revenue	$187	$152	$35	23%
Stock-based compensation	5	5	—	(4)
Total expenses	$192	$157	$34	22
% of Subscription and SaaS revenue	21%	21%

Cost of subscription and SaaS revenue increased during the three months ended April 29, 2022 compared to the three months ended April 30, 2021, primarily driven by an increase of $24 million in costs associated with hosted services that support our SaaS offerings.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021	$ Change	% Change
Cost of services revenue	$352	$312	$39	13%
Stock-based compensation	23	25	(2)	(7)
Total expenses	$375	$337	$38	11
% of Services revenue	23%	21%
Cost of services revenue increased during the three months ended April 29, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to growth in cash-based employee-related expenses of $27 million, primarily driven by an increase in headcount.
Research and Development Expenses
Research and development expenses include the personnel and related overhead associated with the development of our products and services offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021	$ Change	% Change
Research and development	$642	$581	$62	11%
Stock-based compensation	132	127	5	4
Total expenses	$774	$708	$67	9
% of Total revenue	25%	24%
Research and development expenses increased during the three months ended April 29, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to growth in cash-based employee-related expenses of $53 million, primarily driven by an increase in headcount and salaries, as well as increased equipment and depreciation and facilities-related costs. These increases were partially offset by increased capitalized internal-use software development costs of $17 million.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021	$ Change	% Change
Sales and marketing	$970	$884	$88	10%
Stock-based compensation	83	75	9	12
Total expenses	$1,053	$959	$97	10
% of Total revenue	34%	32%
Sales and marketing expenses increased during the three months ended April 29, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to growth in cash-based employee-related expenses of $46 million, primarily driven by an increase in headcount and salaries, as well as increased travel-related expenses of $16 million, primarily resulting from travel restrictions imposed in response to the COVID-19 pandemic being lifted. The increase was also driven by increased costs incurred for sales enablement-based initiatives.
General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021	$ Change	% Change
General and administrative	$211	$205	$6	3%
Stock-based compensation	40	31	9	28
Total expenses	$251	$236	$15	6
% of Total revenue	8%	8%
General and administrative expenses increased during the three months ended April 29, 2022 compared to the three months ended April 30, 2021. The increase was primarily driven by increased equipment and depreciation of $16 million, as well as increased cash-based employee-related expenses, primarily driven by an increase in headcount. These increases were partially offset by a decrease in IT-related costs of $15 million.
Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021	$ Change	% Change
Interest expense	$71	$50	$21	43%
% of Total revenue	2%	2%
Interest expense increased during the three months ended April 29, 2022 compared to the three months ended April 30, 2021, primarily driven by the five series of unsecured senior notes issued during the third quarter of fiscal 2022 in the aggregate principal amount of $6.0 billion. We expect the annual interest expense associated with these senior notes to be approximately $100 million.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021	$ Change	% Change
Other income (expense), net	$(10)	$(23)	$14	56%
% of Total revenue	—%	(1)%
The change in other income (expense), net during the three months ended April 29, 2022 compared to the three months ended April 30, 2021 was primarily driven by gains and losses, whether realized or unrealized, on our investments in equity securities.
Pursuant to a tax matters agreement entered into with Dell effective April 14, 2021 (the “Tax Matters Agreement”), we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to VMware’s spin-off from Dell on November 1, 2021 (the “Spin-Off”) and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income. We cannot reasonably predict the amount that we may receive or pay in future periods and it could introduce significant risk of variability to our consolidated statements of income.

Income Tax Provision
The following table summarizes our income tax provision during the periods presented (dollars in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021
Income tax provision	$86	$61
Effective income tax rate	26.1%	12.6%
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. The change in our effective income tax rate for the three months ended April 29, 2022 compared to the three months ended April 30, 2021 was primarily driven by a higher estimated annual income tax rate for fiscal 2023 due to the increase in global intangible low-taxed income (“GILTI”) from the impacts of Internal Revenue Code Section 174 research and development expense capitalization, which was enacted as part of the Tax Cuts and Jobs Act of 2017 and became effective beginning in fiscal 2023. As we record impacts of GILTI as a period cost, the capitalization of foreign research and experimental costs in GILTI increases our provision for income taxes. The increase in our effective income tax rate was also driven by a decrease in foreign tax credit (“FTC”) benefit due to disallowance of credit for certain foreign tax expenses as a result of the final FTC regulations effective beginning in fiscal 2023.
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
Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiary organized in Ireland, where the rate of taxation is lower than our U.S. tax rate and, as such, our annual effective tax rate can be significantly affected by the composition of our earnings in U.S. and non-U.S. jurisdictions. Our future effective tax rate may be affected by such factors as: changes in our business; changes in tax laws or statutory rates; changing interpretation of existing laws or regulations; the impact of accounting for stock-based compensation; the recognition of excess tax benefits or tax deficiencies within the income tax provision or benefit in the period in which they occur; the impact of accounting for business combinations; shifts in the amount of earnings in the U.S. compared with other regions in the world; overall levels of income before tax; changes in our international organization; as well as the expiration of statute of limitations and settlements of audits.
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
During the three months ended April 29, 2022 and April 30, 2021, revenue from Dell accounted for 37% and 35% of our consolidated revenue, respectively. During the three months ended April 29, 2022 and April 30, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 14% and 13% of total revenue from Dell, respectively, or 5% and 5% of our consolidated revenue, respectively.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts		Unearned Revenue
	Three Months Ended		As of
	April 29,	April 30,	April 29,	January 28,
	2022	2021	2022	2022
Reseller revenue	$1,137	$1,036	$5,309	$5,550
Internal-use revenue	13	12	27	39
Sales through Dell as a distributor, which is included in reseller revenue, comprise the largest route-to-market for our sales.
Receipts from Dell for collaborative technology projects were not material during the three months ended April 29, 2022 and April 30, 2021.
Customer deposits resulting from transactions with Dell were $282 million and $298 million as of April 29, 2022 and January 28, 2022, respectively.
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
•Prior to the Spin-Off, in certain geographic regions, Dell filed a consolidated indirect tax return, which included value added taxes and other indirect taxes collected by us from our customers. We remitted the indirect taxes to Dell, and Dell remitted the tax payment to the foreign governments on our behalf.
•From time to time, we enter into agency arrangements with Dell that enable us to sell our subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021
Purchases and leases of products and purchases of services(1)	$42	$47
Dell subsidiary support and administrative costs	3	13
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
Dell Financial Services
DFS provides financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were not significant during the three months ended April 29, 2022 and April 30, 2021.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	April 29,	January 28,
	2022	2022
Cash and cash equivalents	$3,719	$3,614
Short-term investments	—	19
Total cash, cash equivalents and short-term investments	$3,719	$3,633
Cash equivalents primarily consisted of amounts invested in money market funds.
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
On May 26, 2022, we entered into the Merger Agreement with Broadcom. The Merger Agreement contains customary representations, warranties and covenants. The Merger Agreement also contains termination rights for either or each of Broadcom and us. If the consummation of the transaction does not occur on or before February 26, 2023 by either party, subject to three extensions of three months each (at either Broadcom or our election) if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived, Broadcom would be required to pay us a termination fee of $1.5 billion. Upon termination of the Merger Agreement under certain specified circumstances, including by us to enter into a definitive agreement with respect to a superior proposal in accordance with the terms of the Merger Agreement, we will be required to pay Broadcom a termination fee in the amount of $1.5 billion, unless we terminate the Merger Agreement in order to enter into a definitive agreement with respect to a superior proposal prior to 11:59 p.m. Pacific time on July 5, 2022, in which case we will be required to pay Broadcom a lower termination fee in the amount of $750 million.
The 2017 Tax Act imposed a Transition Tax and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our liability related to the Transition Tax as of April 29, 2022 was $504 million, which we expect to pay over the next four years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the tax sharing agreement may differ materially from our total estimated tax liability calculated on a separate tax return basis. Pursuant to the Tax Matters Agreement with Dell, we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income.

Our cash flows summarized for the periods presented were as follows (table in millions):

	Three Months Ended
	April 29,	April 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$1,005	$1,266
Investing activities	(91)	(72)
Financing activities	(815)	(297)
Net increase in cash, cash equivalents and restricted cash	$99	$897
Operating Activities
Cash provided by operating activities decreased by $261 million during the three months ended April 29, 2022 compared to the three months ended April 30, 2021, primarily due to increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount and salaries, as well as higher cash outflows related to operating expenses. These activities were partially offset by increased cash collections due to increased sales compared to the three months ended April 30, 2021.
Investing Activities
Cash used in investing activities increased by $18 million during the three months ended April 29, 2022 compared to the three months ended April 30, 2021, primarily driven by an increase in additions to property and equipment.
Financing Activities
Cash used in financing activities increased by $518 million during the three months ended April 29, 2022 compared to the three months ended April 30, 2021, primarily driven by the repayment of $750 million towards our three-year senior unsecured term loan facility, offset in part by a decrease of $282 million in cash used for repurchases of shares of our common stock.
Debt
Unsecured Senior Notes
We have unsecured senior notes (“Senior Notes”) outstanding with an aggregated carrying value of $9.2 billion as of April 29, 2022. The Senior Notes mature between August 2023 and August 2031 and contain restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. During the three months ended April 29, 2022 and April 30, 2021, interest paid for the Senior Notes was $70 million and $47 million, respectively.
Senior Unsecured Term Loan Facility
We have a three-year and five-year senior unsecured term loan facility with an aggregate outstanding balance of $2.7 billion as of April 29, 2022. During the three months ended April 29, 2022, interest paid for the term loan facilities was not significant.
Refer to Note H to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Company’s outstanding indebtedness.
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
Refer to Note L to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for stock repurchase authorizations approved by our board of directors during the periods presented.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting policies and estimates set forth within Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K filed on March 24, 2022 involve a higher degree of judgment and complexity in their application than our other significant accounting policies. Our senior management has reviewed our critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements relating to expected industry trends and conditions; the expected timing of the completion of the proposed transaction with Broadcom; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; our expectations regarding the timing of tax payments and the impacts of changes in our corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, capital-raising activities, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; our ESG-related programs including the objectives of our 2030 Agenda and our programs to further diversity, equity and inclusion; the continuing impact of the COVID-19 pandemic on the global economy as well as any related effects on our business operations, financial performance, results of operations and stock price; our commercial relationship with Dell following completion of the Spin-Off and the related payment of the Special Dividend; our plans to repay our outstanding indebtedness, including the indebtedness incurred to pay a portion of the Special Dividend; our commitment and ability to maintain an investment-grade credit rating; the sufficiency of our cash sources to fund our operations; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to and do not currently intend to, update these forward-looking statements.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risk exposures during the three months ended April 29, 2022. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 24, 2022 for a detailed discussion of our market risk exposures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended April 29, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to the Pending Acquisition by Broadcom
The announcement and pendency of our agreement to be acquired by Broadcom may have an adverse effect on our business results.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Inc. (“Broadcom”), pursuant to which Broadcom agreed to acquire us subject to the terms and conditions set forth therein. Our pending acquisition by Broadcom may have an adverse effect on our operating results in the near term if our customers delay, defer, or cancel purchases pending completion of the transaction. In addition, the announcement and pendency of the transaction may cause reluctance by customers to begin or continue to do business with us due to potential uncertainty about the direction of our products and solutions following consummation of the transaction. We are subject to additional risks in connection with the announcement and pendency of the proposed transaction, including:
•Channel partners, suppliers and other business partners may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us;
•The restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement may prevent us from pursuing certain opportunities, entering into certain contracts with customers, resellers and suppliers, or taking certain other actions without Broadcom’s approval;
•We may be unable to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transaction, and our employees could lose productivity as a result of uncertainty regarding their employment following the proposed transaction;
•The pendency and outcome of legal proceedings that may be instituted against us, our directors, executive officers and others relating to the proposed transaction; and
•The pursuit of the transaction and planning for the integration may place a significant burden on management and other internal resources, and the diversion of management’s attention away from day-to-day business concerns and other opportunities that may have been beneficial to us could adversely affect our business, financial condition and operating results.
In addition, since the merger consideration our stockholders will receive in the transaction will be in the form of both cash and common stock of Broadcom, our stock price will be impacted by changes in Broadcom’s stock price. Changes to Broadcom’s stock price may result from a variety of factors, such as changes in its business operations and outlook, changes in general market and economic conditions and regulatory considerations. These factors are beyond our control.
The failure to complete the transaction could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.
The transaction, which is expected to close in Broadcom’s fiscal year 2023, is subject to the satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by our stockholders, the expiration or termination of the waiting period under the HSR Act, and clearance under the antitrust laws of the European Union and certain other jurisdictions. There is no assurance that all of the various conditions will be satisfied, or that the transaction will be completed on the proposed terms, within the expected timeframe or at all. The closing of the transaction may be delayed, and the transaction may ultimately not be completed, due to a number of factors, including:
•the failure to satisfy the closing conditions set forth above;

•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the transaction; and
•the failure to satisfy the other conditions to the completion of the transaction.
If the transaction does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, cash flows and stock price, and our stockholders would be exposed to additional risks, including:
•To the extent that the current market price of our stock reflects an assumption that the transaction will be completed, the price of our common stock could decrease if the transaction is not completed;
•Investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers and other business partners may be adversely impacted, we may be unable to hire or retain key personnel, and our operating results and cash flows may be adversely impacted due to costs incurred in connection with the transaction;
•Any disruptions to our business resulting from the announcement and pendency of the transaction, including adverse changes in our relationships with employees, customers and other business partners, may continue or intensify in the event the transaction is not consummated or is significantly delayed;
•We would have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed transaction that we would be unable to recover; and
•We may have to pay Broadcom a termination fee of $1.5 billion or $750 million under certain circumstances that give rise to a termination of the Merger Agreement.
There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is not consummated.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.
Before the transaction may be completed, various approvals, authorizations and declarations of non-objection, or expiration of waiting periods must be obtained from certain regulatory and governmental authorities. Subject to the terms and conditions of the Merger Agreement, each party has agreed to use their reasonable best efforts to take all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable laws to consummate the transactions as promptly as practicable, including taking all necessary steps to obtain any requisite approvals, subject to certain specified limitations under the Merger Agreement. These approvals include approval under the HSR Act, and the Council Regulation 139/2004 of the European Union.
Regulatory and governmental entities may impose conditions on the granting of such approvals, and if such regulatory and governmental entities seek to impose such conditions, lengthy negotiations may ensue among such regulatory or governmental entities, Broadcom and us. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the transaction and such conditions may not be satisfied for an extended period of time.
We cannot assure you that these regulatory clearances and approvals will be obtained in a timely manner or obtained at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of regulatory remedies on the completion of the transaction, including requiring changes to the terms of the Merger Agreement. These conditions or changes could result in the conditions to the closing of the transaction not being satisfied. The special meeting of our stockholders at which the adoption of the Merger Agreement will be considered may take place before all of the required regulatory approvals have been obtained and before regulatory remedies, if any, are known. In this event, if the stockholder approval is obtained, we and Broadcom may subsequently agree to regulatory remedies without further seeking stockholder approval, except as required by applicable law, even if such regulatory remedies could have an adverse effect on us, Broadcom or the combined company.
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
Reliance on our relationship with Dell. During the three months ended April 29, 2022, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 37% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller and purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provides financing to our end users and channel partners at our end users’ and channel partners’ discretion. Our reliance on the Dell sales channel could negatively impact our ability to negotiate favorable go-to-market arrangements with Dell and our relationships with other channel partners.
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
We believe that our commercial relationship with Dell provides us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of Dell for the benefit of our customers and stockholders while enabling us to compete more effectively with our larger competitors. However, such transactions may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Negotiating and implementing these arrangements can be time consuming and cause delays in the introduction of joint product and service offerings and disruptions to VMware’s business. Additionally, cloud and on-premises infrastructure companies may choose not to partner with us to the full extent or at all due to our historical and on-going commercial relationship with Dell. As a result, we may be unable to capitalize, either strategically or commercially, on our new flexibility, and our business, stock price, market share and relationships may suffer.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 25% of our total revenue during the three months ended April 29, 2022. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.
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
Sales via our various route-to-market relationships with Dell accounted for 37% of our consolidated revenue during the three months ended April 29, 2022, and transactions where Dell acted as an OEM accounted for 14% of the revenue from Dell, or 5% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Although we and Dell entered into a commercial agreement effective upon the Spin-Off that is intended to preserve and enhance our strategic partnership, as a standalone company, our relationship with Dell is fundamentally different from the relationship that we had with Dell when we were its majority-owned subsidiary. Following the Spin-Off, Dell no longer consolidates VMware’s revenues, and Dell may not be sufficiently incentivized to drive VMware business through our various route-to-market relationships. If sales through Dell decline and VMware is unable to shift business to suitable alternative channel partners, our business and operating results will be negatively affected. Additionally, any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Other than Dell, none of our distributors accounted for 10% or more of our consolidated revenue during the three months ended April 29, 2022. Although we believe that we have, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
As of April 29, 2022, we had an aggregate of $11.9 billion of outstanding indebtedness. Additionally, we have entered into a $1.5 billion unsecured revolving credit facility, which is undrawn.
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
Spin-Off. If the Spin-Off is later determined to not be tax-free for any reason, we could be liable for all or a portion of the tax liability. Additionally, under the Tax Agreements, we are prohibited from taking or failing to take any action that prevents the Spin-Off from being tax-free for U.S. federal income tax purposes. We would be responsible for any taxes imposed on Dell or any of its affiliates as a result of the failure of the Spin-Off to qualify for favorable treatment under the Internal Revenue Code if such failure is attributable to certain actions taken after the Spin-Off by or in respect of us, which could have a material adverse effect on our operating results and financial condition. Further, during the two-year period following the Spin-Off, without obtaining the consent of Dell, a private letter ruling from the Internal Revenue Service (“IRS”) or an unqualified opinion of a nationally recognized law firm, we may be prohibited from taking certain specified actions that could impact the treatment of the Spin-Off, such as significant equity transactions that shift more than a significant portion of the value or total combined voting power of all outstanding shares of our stock. These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. These obligations may also discourage, delay or prevent a change of control of our company.
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
We are subject to income and indirect tax examinations and are undergoing audits in various jurisdictions. For instance, the IRS has started its examination of fiscal years 2015 through 2019 for the Dell consolidated group, of which VMware was a member beginning in Dell’s fiscal year 2017. As a result of the Spin-Off, VMware is no longer a member of the Dell consolidated group. However, we are still subject to examination by the IRS for the periods in which we were a member of the Dell consolidated group. While we believe we have complied with all applicable income tax laws and made reasonable tax estimates, a governing tax authority could have a different legal interpretation and a final determination of tax audits or disputes may differ from what is reflected in our historical income tax provisions or benefits and accruals and we may be assessed with additional taxes. Further, the Tax Agreements between us and Dell provide that, when we become subject to federal income tax audits as a member of Dell’s consolidated group, Dell has authority to control the audit and represent Dell and our interests to the IRS. Accordingly, if we and Dell differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired.
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
Cyber-attacks, which are increasing in number and technical sophistication, threaten to misappropriate our proprietary information, cause interruptions of our IT services, introduce vulnerabilities or malicious files into our IT systems and our products and services, extract financial gain and commit fraud. Hackers and other threat actors often target company employees and contractors in an effort to compromise our IT systems and products using techniques such as email phishing and social engineering, which risk is heightened due to greater numbers of employees and contractors working remotely as a result of the “work from anywhere” movement. Furthermore, geopolitical tensions, such as the current conflict between Russia and Ukraine, could increase the risk of retaliatory state-sponsored cyber-attacks to exploit vulnerabilities in VMware systems. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched or at all. If unauthorized access or sabotage remains undetected for an extended period of time, or if the source of an incident cannot be determined for an extended period of time, the effects of any such breach, incident or exploit could be exacerbated.
Unauthorized parties (which may have included nation states and individuals sponsored by them, as well as internal actors exceeding access permissions and policies) have penetrated our network security and our website in the past and may do so in the future. We are increasingly targeted for financial gain and fraud by criminal persons and groups that seek to extort or steal funds from companies and employees. Significant and increasing investments of time, resources and management and Board attention have been, and will continue to be, required to anticipate and address cyber-related risks, incidents and challenges. Accordingly, if our cybersecurity risk management program and those of our contractors, partners and vendors fail to protect against, contain or recover from breaches, internal threats or other incidents, our ability to conduct our business could be damaged in a number of ways, including:
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
Our products and services are highly technical and complex and, when deployed, contain errors, defects or security vulnerabilities, some of which may not be discovered before or after a product or service has been released, installed and used by customers. The complexity and breadth of our technical and production environment, which involves multiple and dispersed product and engineering teams in different countries, including China, working on different product initiatives, increases the risk that vulnerabilities or defects are introduced into our products and services and may delay our ability to detect, mitigate or remediate such vulnerabilities. The need to coordinate with multiple parties in the supply chain when vulnerabilities are detected can also delay mitigation or remediation, thereby increasing risks to customers. Our internal logging, alerting, and cyber incident detection mechanisms may not cover every system potentially targeted by threat actors, may not have the capability to detect certain types of unauthorized activities, and may not capture and surface information sufficient to enable us to detect and take responsive action. In addition, employees or contractors have bypassed our access control mechanisms and introduced vulnerabilities in, and enabled the exploitation of, our IT environments, our software products (and correspondingly our customers’ environments), and our subscription and SaaS offerings in the past and may do so in the future.
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
In the past, VMware has been made aware of public postings by hackers of portions of our proprietary source code. It is possible that the released source code could expose unknown security vulnerabilities in our products and services that could be exploited by hackers or others. In addition, public exposure, or exploitation of vulnerabilities in our products by threat actors, could result in reputational damage and lost customers and could negatively affect our operating results and those of our customers.
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
The Chairman of our Board of Directors, Michael Dell, is also chairman and chief executive officer of Dell and is a significant stockholder of Dell, and one of our directors, Egon Durban, serves on the Dell board of directors and as managing partner of Silver Lake Partners, a significant stockholder of Dell. Ownership of Dell common stock by our directors and the presence of executive officers or directors of Dell on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Dell that could have different implications for Dell than they do for us. Our Board has approved resolutions that address corporate opportunities that are presented to Messrs. Dell and Durban. These provisions may not adequately address potential conflicts of interest or ensure that potential conflicts of interest will be resolved in our favor. As a result, we may not be able to take advantage of corporate opportunities presented to individuals who are directors of both us and Dell and we may be precluded from pursuing certain growth initiatives.
Risks Related to Owning Our Class A Common Stock
The MSD Stockholders and the SLP Stockholders have significant influence over us, and their interests may conflict with our interests and the interests of our other stockholders.
As a result of the Spin-Off, the MSD Stockholders and SLP Stockholders became direct beneficial holders of VMware with interests representing 40.2% and 10.0%, respectively, of our outstanding stock, based on the number of shares outstanding as of May 27, 2022. As a result, the MSD Stockholders and the SLP Stockholders have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. The interests of the MSD Stockholders or the SLP Stockholders could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of voting power held by the MSD Stockholders and SLP Stockholders could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which we or others of our stockholders may view favorably. Effective upon the consummation of the Spin-Off, we entered into a stockholders agreement pursuant to which the MSD Stockholders have the right to nominate up to two members of our Board and the SLP Stockholders have the right to nominate one member of our Board, subject to maintaining certain ownership thresholds. Michael Dell, the Chairman of our Board, is the first MSD Stockholders nominee; the MSD Stockholders have the right to nominate a second member of the Board. Egon Durban is the SLP Stockholders’ nominee. This concentrated control may negatively impact other stockholders’ ability to influence corporate matters and may also adversely affect our stock price. The MSD Stockholders and SLP Stockholders collectively beneficially own 64.9% of Dell’s outstanding stock as of May 27, 2022. Accordingly, their interests may not be aligned with other VMware stockholders with respect to actions involving or impacting Dell.
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
This provision would not apply to suits brought to enforce any duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933 (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of April 29, 2022, goodwill and amortizable intangible assets were $9.6 billion and $651 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
Purchases of Class A common stock during the three months ended April 29, 2022 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
January 29, 2022 - February 25, 2022	—	$—	—	$1,703,415,827
February 26 - March 25, 2022	—	—	—	1,703,415,827
March 26 - April 29, 2022	802,935	111.31	802,935	1,614,040,002
	802,935	$111.31	802,935	1,614,040,002
(1)The average price paid per share excludes commissions.
(2) Represents the cumulative amount remaining for stock repurchases under the October 2021 authorization, which was effective November 1, 2021 and expires at the end of fiscal 2024. Refer to Note L to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

ITEM 5.    OTHER INFORMATION
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
VMware’s affiliate, Dell Technologies Inc. and its subsidiaries, included the following disclosure in their quarterly report for the period ended April 29, 2022:
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
As permitted under the OFAC General License, our subsidiary Dell LLC and other subsidiaries periodically file notifications with the FSB in connection with the importation and distribution of our products in the Russian Federation. During our fiscal quarter ended April 29, 2022, Dell LLC filed notifications with the FSB. No payments were issued or received, and no gross revenue or net profits were generated, in connection with these filing activities. Dell Technologies and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, including by the OFAC General License, we expect to continue to file notifications with the FSB to qualify our products for importation and distribution in the Russian Federation.”

ITEM 6.EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among VMware, Inc., Broadcom Inc, Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC	8-K	001-33622	2.1	5/26/22
3.1	Amended and Restated Certificate of Incorporation	8-K	001-33622	3.1	11/1/21
3.2	Amended and Restated Bylaws	8-K	001-33622	3.2	11/1/21
10.1*+	Executive Bonus Program, as amended April 21, 2022
10.2*+	Change in Control Retention Plan, as amended and restated April 21, 2022
10.3*+	Form of Indemnification Agreement for VMware, Inc. Directors and Executive Officers, as amended and restated April 29, 2022
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.
Dated:	June 3, 2022	By:	/s/ Pebbie Verdecanna
Pebbie Verdecanna Interim Chief Accounting Officer (Principal Accounting Officer)